Form 10-Q
period 2004-06-30
MONEYGRAM INTERNATIONAL INC
filed 2004-08-13
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31950

MoneyGram International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1550 Utica Avenue South, Minneapolis, Minnesota (Address of principal executive offices)	16-1690064 (I.R.S. Employer Identification No.) 55416 (Zip Code)

(952) 591-3000

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑*

*	The Registrant has not been subject to filing requirements for 90 days.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of July 30, 2004, 88,556,077 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Consolidated Statements of Stockholders’ Equity	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49
PART II. OTHER INFORMATION	50
Item 6. Exhibits and Reports on Form 8-K	50
SIGNATURES	52
Exhibit Index	53
Separation and Distribution Agreement
Amended and Restated Certificate of Incorporation
Bylaws
Rights Agreement
Certificate of Designations, Preferences and Rights
Employee Benefits Agreement
Tax Sharing Agreement
Interim Services Agreement
2004 Omnibus Incentive Plan
Management Incentive Plan
Deferred Compensation Plan
Executive Severance Plan (Tier I)
Executive Severance Plan (Tier II)
Supplemental 401(k) Plan
Deferred Compensation Plan for Directors
Description of Director's Charitable Matching Program
Employee Equity Trust
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2004	2003

	(In thousands except
	share data)
	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$33,832
Cash and cash equivalents (substantially restricted) (Note 2)	1,028,814	1,025,026
Receivables, net (substantially restricted)	910,226	755,734
Investments (substantially restricted) (Note 4)	6,369,762	6,013,757
Property and equipment (Note 7)	91,254	95,207
Intangible assets (Note 8)	18,757	18,818
Goodwill (Note 8)	395,526	395,526
Assets of discontinued operations (Note 3)	—	641,724
Other assets	156,148	242,530

Total assets	$8,970,487	$9,222,154

LIABILITIES
Payment service obligations (Note 2)	$7,862,106	$7,421,481
Debt (Note 9)	150,000	201,351
Derivative financial instruments (Note 5)	82,996	174,588
Pension and other postretirement benefits (Note 14)	104,003	101,039
Preferred stock subject to mandatory redemption (Note 10)	—	6,733
Accounts payable and other liabilities (Note 16)	272,801	115,922
Liabilities of discontinued operations (Note 3)	—	332,257

Total liabilities	8,471,906	8,353,371
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 issued and outstanding	886	149,610
Additional paid-in capital	80,069	218,783
Retained income	461,903	863,944
Unearned employee benefits and other	(32,410)	(35,442)
Accumulated other comprehensive loss (Note 12)	(11,867)	(35,208)
Treasury stock	—	(292,904)

Total stockholders’ equity	498,581	868,783

Total liabilities and stockholders’ equity	$8,970,487	$9,222,154

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands except share and per share data)
	(Unaudited)
REVENUE:
Fee and other revenue (Note 2)	$122,084	$102,828	$235,706	$199,891
Investment revenue (Note 4)	77,580	82,017	154,234	168,655
Securities gains and losses, net (Note 4)	156	2,876	1,201	(9,199)

Total revenue	199,820	187,721	391,141	359,347
Fee commissions expense (Note 2)	43,925	34,987	84,428	66,934
Investment commissions expense (Note 2)	53,706	60,802	103,451	119,728

Total commissions expense	97,631	95,789	187,879	186,662

Net revenue	102,189	91,932	203,262	172,685
EXPENSES:
Compensation and benefits	33,644	26,533	66,389	54,599
Transaction and operations support	27,447	25,296	55,687	50,682
Depreciation and amortization	7,396	6,626	14,619	13,149
Occupancy, equipment and supplies	8,119	6,962	15,715	13,335
Interest expense	1,905	2,765	3,127	5,995
Debt tender and redemption costs	20,661	—	20,661	—

Total expenses	99,172	68,182	176,198	137,760

Income from continuing operations before income taxes	3,017	23,750	27,064	34,925
Income tax expense (Note 11)	3,587	3,293	8,420	2,078

(Loss) income from continuing operations (Note 3)	(570)	20,457	18,644	32,847
(Loss) income and gain from discontinued operations, net of tax	(497)	20,411	21,282	30,052

NET (LOSS) INCOME	$(1,067)	$40,868	$39,926	$62,899

Basic earnings per share
(Loss) income from continuing operations	$(0.01)	$0.24	$0.21	$0.38
(Loss) income from discontinued operations, net of tax	—	0.23	0.25	0.34

(Loss) earnings per common share	$(0.01)	$0.47	$0.46	$0.72

Average outstanding common shares	86,929	86,224	86,819	86,116

Diluted income per share
(Loss) income from continuing operations	$(0.01)	$0.24	$0.21	$0.38
(Loss) income from discontinued operations, net of tax	—	0.23	0.25	0.34

(Loss) earnings per common share	$(0.01)	$0.47	$0.46	$0.72

Average outstanding and potentially dilutive common shares	86,929	86,508	87,306	86,418

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
	(Unaudited)
Net (loss) income	$(1,067)	$40,868	$39,926	$62,899
Other comprehensive income:
Unrealized gains on available-for-sale securities
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	—	—	—	30,222
Holding (losses) gains arising during the period, net of tax expense	(76,249)	16,966	(42,235)	13,874
Net reclassification adjustment for net realized (losses) gains included in net income, net of tax expense (benefit)	(321)	(1,754)	(3,300)	(4,476)

	(76,570)	15,212	(45,535)	39,620

Unrealized losses on derivative financial instruments:
Holding gains (losses) arising during the period, net of tax benefit	52,985	(14,739)	31,753	(30,993)
Net reclassifications from other comprehensive income to net income, net of tax benefit (expense)	19,463	21,548	37,702	42,949

	72,448	6,809	69,455	11,956

Unrealized foreign currency translation gains	(172)	919	(580)	655

Other comprehensive income (loss)	(4,294)	22,940	23,340	52,231

Comprehensive income	$(5,361)	$63,808	$63,266	$115,130

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,067)	$40,868	$39,926	$62,899

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net earnings (losses) in discontinued operations	497	(20,411)	(21,282)	(30,052)
Depreciation and amortization	7,396	6,626	14,619	13,148
Investment impairment charges and adjustments	683		6,611	20,813
Provision for deferred income taxes	(4,384)	(8,982)	(8,297)	(11,965)
Net gain on sale of investments	(838)	(2,877)	(7,812)	(7,719)
Debt redemption and retirement costs	20,661		20,661
Net amortization of investment premium (discount)	6,938	14,054	14,617	20,423
Other noncash items, net	(3,769)	456	(1,378)	1,317
Changes in foreign currency translation adjustments	(70)	919	(478)	654
Loss on sale of property and equipment	200	88	704	94
Changes in assets and liabilities:
Other assets	9,436	1,052	(10,763)	4,492
Accounts payable and other liabilities	(7,468)	(2,232)	5,848	(1,717)

Total adjustments	29,282	(11,307)	13,050	9,488
Change in cash and cash equivalents (substantially restricted)	19,519	(170,846)	(4,409)	298,019
Change in receivables, net (substantially restricted)	(148,019)	(204,281)	(150,921)	(683,487)
Change in payment service obligations	181,376	787,470	440,625	936,272

Net cash provided by continuing operating activities	81,091	441,904	338,271	623,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments classified as available-for-sale	790,884	1,087,721	1,477,694	1,943,612
Proceeds from maturities of investment securities classified as held-to-maturity	—	—	—	283,690
Purchases of investments classified as available-for-sale	(835,858)	(1,424,367)	(1,820,908)	(2,639,873)
Purchases of property and equipment	(6,978)	(6,006)	(13,069)	(11,231)
Cash paid for acquisition of minority interest of MoneyGram International Limited	—	—	—	(105,080)
Proceeds from the sale of Game Financial Corporation		—	15,247
Other investing activities	—	(304)	(960)	(1,596)

Net cash used in investing activities	(51,952)	(342,956)	(341,996)	(530,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt retirement	(206,858)	(94,244)	(205,182)	(100,528)
Proceeds from borrowings	150,000	—	150,000	—
Proceeds from sale of reverse repurchase agreements	173,000	—	173,000	—
Proceeds from exercise of options	—	556	457	1,440
Preferred stock redemption	(23,895)	—	(23,895)	—
Purchase of treasury stock	—	(976)	—	(976)
Cash dividends paid	(7,822)	(8,039)	(15,629)	(16,078)

Net cash provided by (used in) financing activities	84,425	(102,703)	78,751	(116,142)
Net cash (used in) provided by discontinued operations	(113,564)	(5,444)	(108,858)	2,444
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(9,199)	(33,832)	(20,985)
CASH AND CASH EQUIVALENTS — Beginning of period	—	27,339	33,832	39,125

CASH AND CASH EQUIVALENTS — End of period	$—	$18,140	$—	$18,140

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	(Loss)	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total

	(In thousands)
	(Unaudited)
December 31, 2003	$149,610	$218,783	$863,944	$(35,442)	$(35,208)	$(292,904)	$868,783
Net income	—	—	40,993	—	—	—	40,993
Dividends on common stock	—	—	(7,807)	—	—	—	(7,807)
Employee benefit plans	—	(4,635)	—	2,815	—	5,474	3,654
Treasury shares acquired	—	—	—	—	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	—	(408)	—	(408)
Unrealized gain on available-for-sale securities	—	—	—	—	31,035	—	31,035
Unrealized loss on derivative financial instruments	—	—	—	—	(2,992)	—	(2,992)
Other, net	—	—	48	—	—	—	48

March 31, 2004	149,610	214,148	897,178	(32,627)	(7,573)	(287,430)	933,306
Net income	—	—	(1,067)	—	—	—	(1,067)
Dividends on common stock	—	—	(7,822)	—	—	—	(7,822)
Employee benefit plans	—	4,972	—	217	—	(345)	4,844
Unrealized foreign currency translation adjustment	—	—	—	—	(172)	—	(172)
Unrealized gain on available-for-sale securities	—	—	—	—	(76,570)	—	(76,570)
Unrealized loss on derivative financial instruments	—	—	—	—	72,448	—	72,448
Other, net			170				170
Spin off from Viad Corp (Note 3)	(148,724)	(139,051)	(426,556)	—	—	287,775	(426,556)

June 30, 2004	$886	$80,069	$461,903	$(32,410)	$(11,867)	$—	$498,581

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands unless otherwise stated)

1.	Description of the Business and Background

      MoneyGram International, Inc. offers products and services including global money transfer, urgent bill payment services, issuance and processing of money orders, processing of official checks and share drafts, controlled dispursement processing, and routine bill payment service. These products and services are offered to consumers and businesses through a network of agents and financial institution customers.

      On December 18, 2003, MoneyGram International, Inc. was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its shareholders. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. On June 30, 2004 (the” Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88.6 million shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Shareholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date, June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. See Note 3 regarding the spin-off transaction and resulting discontinued operations of Viad.

2.	Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets are unclassified due to the short-term nature of its settlement obligations, contrasted with the ability to invest cash awaiting settlement in long-term investment securities.

      Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. All material intercompany profits, transactions, and account balances have been eliminated in consolidation.

      Consolidation of Special Purpose Entities — We participate in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. These special purpose entities are included in our consolidated financial statements. Working in cooperation with certain financial institutions, we have established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets to replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

client or other customers or prospects. We offer the special-purpose entity to certain financial institution clients as a benefit unique in the payment services industry.

      Certain structured investments we own represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, we own a majority of the beneficial interests, and therefore, consolidate those trusts by recording and accounting for the assets of the trust separately in our consolidated financial statements.

      Management Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications — Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

      Cash and Cash Equivalents, Receivables, and Investments — We generate funds from the sale of money orders, official checks (including cashier’s checks, teller checks, and agent checks), and other payment instruments (classified as “Payment service obligations” in the Consolidated Balance Sheets), the proceeds of which are invested in cash and cash equivalents and investments until the time needed to satisfy the liability to pay the face amount of such payment service obligations upon presentment.

Cash and Cash Equivalents (substantially restricted) — We consider cash on hand and all highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Receivables, net (substantially restricted) — We have receivables due from financial institutions and agents for payment instruments sold. These receivables are outstanding from the day of the sale of the payment instrument, until the financial institution or agent remits the funds to us. We provide an allowance for the portion of the receivable estimated to become uncollectible using historical charge-off and recovery patterns, as well as current economic conditions.

We sell an undivided percentage ownership interest in certain of these receivables, primarily receivables from our money order agents. The sale is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Upon sale, we remove the sold agent receivables from the Consolidated Balance Sheets.

Investments (substantially restricted) — Our investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations, and corporate debt securities. These investments are held in custody with major financial institutions. We classify securities as available-for-sale or held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2003, we determined that we no longer had the positive intent to hold to maturity the securities classified as held-to-maturity due to the desire to have more flexibility in managing the investment portfolio. Therefore, on March 31, 2003, we reclassified securities in the portfolio from held-to-maturity to available-for-sale. As a result of this reclassification, we cannot hold held-to-maturity securities until March 31, 2005. There are no securities classified as trading securities.

Securities held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as securities available-for-sale. These securities are reported at fair value, with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card, and airline. Interest income on mortgage-backed and other asset-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as adjustments of yield.

Securities with gross unrealized losses at the consolidated balance sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115 “Accounting For Certain Investments in Debt and Equity Securities,” and EITF Issue No. 99-20. We write down to fair value those securities that we deem to be other-than-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. We evaluate investments rated A and below for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs and if the fair value of a security is less than its carrying value, the investment is written down to fair value. Any impairment charges are included in the Consolidated Statement of Income under “Securities gains and losses, net.” Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections, which require a significant degree of management judgment as to default and recovery rates of the underlying investments.

Substantially Restricted — We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables, and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, we restrict a portion of the funds related to these payment instruments due to contractual arrangements, and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements.

We have unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations. The following table shows the total amount of assets restricted for payment service obligations and unrestricted assets:

	June 30	December 31
	2004	2003

Cash and cash equivalents	$1,028,814	$1,025,026
Receivables, net	910,226	755,734
Investments	6,369,762	6,013,757

	8,308,802	7,794,517
Amounts restricted to cover payment service obligations	7,862,106	7,421,481

Unrestricted assets	$446,696	$373,036

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative Financial Instruments — We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

      For a derivative instrument designated as a fair value hedge, we recognize the gain or loss in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss as a component of other comprehensive gain or loss and subsequently reclassify it into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

      For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of Income.

      The effective portion of the change in fair value of derivatives that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is recorded in other comprehensive income. Amounts receivable or payable under the derivative agreements are reclassified from other comprehensive income to net income as an adjustment to the expense of the related transaction. These amounts are included in the Consolidated Statements of Income under “Investment commissions expense.”

      We use derivative instruments to manage exposures to foreign currency risk. The objective in holding derivatives is to minimize the volatility of earnings and cash flow associated with changes in foreign currency. We purchase currency options and designate these currency options as cash flow hedges of foreign currency forecasted transactions related to certain operating revenues. We enter into foreign currency forwards to hedge forecasted foreign currency money transfer transactions and designate these derivatives as cash flow hedges. We also enter into foreign exchange forward contracts to minimize the short-term impact of currency fluctuations. The foreign exchange forward contracts are not designated as accounting hedges, and all changes in fair value are recognized in earnings in the period of change.

      Fair Value of Financial Instruments — The estimated fair value of financial instruments has been determined using available market information and the valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates may not be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      Allowance for Losses on Agent Receivables — We provide an allowance for potential losses from receivables from agents. We continually evaluate receivables from agents and financial institutions for collectibility and possible write-off by examining the facts and circumstances surrounding each customer where a loss is deemed possible.

      Property and Equipment — Property and equipment includes office equipment, software and hardware, and leasehold improvements, which are stated at cost, net of accumulated depreciation. Property and equipment is depreciated using a straight-line method over estimated useful lives ranging from two to ten years for all assets except leasehold improvements, which are amortized using the straight-line method over the lesser of the lease term or useful life of the asset. We capitalize certain software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. (See Note 7)

      Intangible Assets and Goodwill — Goodwill and certain intangible assets with indefinite lives are not amortized but instead are subject to periodic impairment testing. We performed an annual assessment of these assets during the fourth quarter 2003 and determined that there was no impairment. The fair value

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was estimated using the expected present value of future cash flows. Intangible assets with finite lives are amortized over their respective useful lives (See Note 8).

      Payments on Long-Term Contracts — We make incentive payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments are generally required to be refunded pro rata in the event of nonperformance or cancellation by the customer and are capitalized and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties, or refunds in case of early termination. We review the carrying values of these incentive payments whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

      Income Taxes — Income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not (See Note 11).

      Foreign Currency Translation — The Euro is the functional currency of MoneyGram International Limited (“MIL”), a wholly-owned subsidiary of MoneyGram. Assets and liabilities for MIL are translated into U.S. dollars based on the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the period covered. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Consolidated Balance Sheets as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss.”

      Revenue Recognition — We derive revenue primarily through service fees charged to consumers and through investments. A description of these revenues and recognition policies are as follows:

•	Fee revenues primarily consist of transaction fees, foreign exchange revenue, and other revenue.

–	Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders, and bill payment services. The money transfer transaction fees are fixed fees per transaction that may vary based upon the face value of the amount of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis and are recognized at the time of the transaction or sale of the product.

–	Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

–	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees, and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or billed.

•	Investment revenue is derived from the investment of funds generated from the sale of official checks, money orders and other payment instruments. These funds are available for investment until the items are presented for payment. Interest and dividends are recognized as earned.

•	Securities gains and losses are recognized on the sale of securities, and impairments are recognized on securities with gross unrealized losses and other-than-temporary impairments in the period the other-than-temporary impairment occurs.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fee Commissions Expense — We pay fee commissions to third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission. The commission amount is generally based on a percentage of the fee charged to the customer. Fee commissions also include the amortization of the capitalized incentive payments to agents. We generally do not pay commissions to agents on the sale of money orders.

      Investment Commissions Expense — Investment commissions expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of official checks, costs associated with swaps, and the sale of receivables program. Commissions paid to financial institution customers generally are variable based on short-term interest rates; however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

      Stock Based Compensation — Prior to the Distribution, certain of our employees participated in Viad employee incentive plans and received awards consisting of stock options, restricted stock or other deferred compensation that are described more fully in Note 15. We accounted for these stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $0.9 million and $0.4 million during the three months ending June 30, 2004 and 2003 respectively, and $0.5 and $0.6 million during the six months ending June 30, 2004 and 2003, respectively. Assuming that we had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation net income and diluted and basic income per share would be as presented in the following table. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax benefits.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Net (loss) income, as reported	$(1,067)	$40,868	$39,926	$62,899
Plus: stock-based compensation expense recorded under APB 25, net of tax	—	—	—	28
Less: stock-based compensation expense determined under the fair value method, net of tax	(345)	(874)	(1,406)	(2,777)

Pro forma net (loss) income	$(1,412)	$39,994	$38,520	$60,150

Basic (loss) income per share:
As reported	$(0.01)	$0.47	$0.46	$0.72

Pro forma	$(0.02)	$0.46	$0.44	$0.70

Diluted income per share:
As reported	$(0.01)	$0.47	$0.46	$0.72

Pro forma	$(0.02)	$0.46	$0.44	$0.70

      For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004 and 2003 was $4.82 and $3.80 per share, respectively. The fair value of each stock option grant was

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	2004	2003

Expected dividend yield	1.9%	2.3%
Expected volatility	28.5%	30.4%
Risk-free interest rate	3.2%	2.7%
Expected life	5 years	5 years

      Income per share — Basic income per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding for each period is the number of Viad shares outstanding. Diluted income per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

      Recent Accounting Pronouncements — In May 2004, the FASB issued Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. The Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The FASB had previously issued FSP FAS 106-1 which permitted the one-time election to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, the election to defer recognition expired and specific guidance was provided in accounting for the subsidy, whether a previous election had been made to either defer or not defer the effects of the Act. The FSP is effective for the first reporting period beginning after June 15, 2004, which for the Company will be the third quarter of 2004. The impact of the future financial position or results of operations cannot presently be determined.

      Effective March 31, 2004, EITF Issue No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued. EITF Issue No. 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115 and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied to reporting periods beginning after June 15, 2004. As of June 30, 2004, we had total unrealized pre-tax losses in our available-for-sale portfolio of $52.0 million ($31.5 million after-tax), included in “Accumulated other comprehensive loss”, which would have been the maximum loss required to be recognized if we did not have the intent and ability to hold these securities until recovery. This unrealized loss is measured as of a point in time and could fluctuate significantly as interest rates change.

3.	Discontinued Operations

Viad Corp

      MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. The continuing business of Viad is referred to as “New Viad.” The spin off of

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Viad was accounted for pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions and was accounted for based upon the recorded amounts of the net assets divested. We charged directly to equity as a dividend the historical cost carrying amount of the net assets of New Viad of $426 million. As a result, the results of operations of New Viad (with certain adjustments) are included in the Statements of Consolidated Income in “(Loss) income and gain from discontinued operations” in accordance with the provisions of SFAS No. 144. Also included in “(Loss) income and gain from discontinued operations” for the periods ended June 30, 2004, is a one-time charge for spin-off related costs of $14.1 million.

      The results of operations of Viad, included in “(Loss) income and gain from discontinued operations” include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Revenue	$207,378	$236,190	$414,933	$461,528
(Loss) earnings before income taxes	(2,648)	31,019	13,495	49,164
(Loss) income from discontinued operations	(1,615)	19,762	8,232	28,763

      As part of the transaction, we have several agreements with Viad for the purpose of governing the relationship. A Separation and Distribution Agreement provides for the principal corporate transactions required to effect the separation of MoneyGram from Viad and the spin-off and other matters governing the relationship between New Viad and MoneyGram following the spin-off. The Employee Benefits Agreement provides for the allocation of employees, employee benefit plans and associated liabilities and related assets between Viad and MoneyGram. The Interim Services Agreement provides for services to be provided by Viad for MoneyGram on an interim basis. The Tax Sharing Agreement provides for the allocation of federal, state, and foreign tax liabilities for all periods through the Distribution Date.

      The services to be provided under the Interim Services Agreement will generally be provided by New Viad for a term of two years beginning on the Distribution Date. We may, at any time after the first year anniversary of the Distribution, request termination of the service upon 90 days advance notice to Viad. However, certain services may not be terminated prior to the second anniversary of the Distribution Date without Viad’s consent.

Game Financial Corporation

      During the first quarter of 2004, we completed the sale of one of our subsidiaries, Game Financial Corporation (“Game Financial”), for approximately $43 million in cash, resulting in net cash received of $15.2 million. Game Financial provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded a gain of approximately $18.9 million ($11.4 million after-tax) in the first quarter of 2004. In addition, in June 2004 we recorded a gain of $1.1 million (net of taxes) as a result of the settlement of a lawsuit brought by Game Financial. We may record future after-tax gains of approximately $4 million, based on contingencies in the Sales and Purchase Agreement related to the continued operations of Game Financial with two casinos. Game Financial was a part of our Payment Systems segment.

      In accordance with SFAS No. 144, the results of operations of Game Financial and the gain on the disposal of Game Financial have been reflected as components of discontinued operations. All prior periods in the Consolidated Statements of Income have therefore been restated. Game Financial assets and liabilities have not been historically restated on the Consolidated Balance Sheets.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations of Game Financial, included in “(Loss) income and gain from discontinued operations” include the following:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Revenue	$—	$15,921	$10,668	$33,303
Earnings before income taxes	—	1,072	852	2,131
Gain on disposition	—	—	11,417	—
Income and gain from discontinued operations	1,118	648	13,050	1,289

      Components of Game Financial included in the Consolidated Balance Sheets at December 31, 2003 consists of the following:

Cash	$33,576
Other assets	8,687
Liabilities	22,557

Net assets	$19,706

4.	Investments (Substantially Restricted)

      The amortized cost and market value of investments by type are as follows:

	June 30, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-Sale:
Obligations of states and political subdivisions	$912,149	$47,651	$(795)	$959,005
Mortgage-backed and other asset-backed securities	4,494,790	83,617	(39,478)	4,538,929
U.S. government agencies	488,328	1,177	(5,733)	483,772
Debt securities issued by foreign governments	—	—	—	—
Corporate debt securities	301,123	16,751	(2,323)	315,551
Preferred and common stock	75,458	705	(3,658)	72,505

Total	$6,271,848	$149,901	$(51,987)	$6,369,762

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-Sale:
Obligations of states and political subdivisions	$938,693	$73,663	$(271)	$1,012,085
Mortgage-backed and other asset-backed securities	4,092,067	92,131	(20,926)	4,163,272
U.S. government agencies	405,378	6,068	(405)	411,041
Debt securities issued by foreign governments	5,373	321	—	5,694
Corporate debt securities	323,747	23,142	(721)	346,168
Preferred and common stock	75,546	1,601	(1,650)	75,497

Total	$5,840,804	$196,926	$(23,973)	$6,013,757

      On March 31, 2003, we reclassified securities in the portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer, which were recorded in “Accumulated other comprehensive loss”. At June 30, 2004 and December 31, 2003 we had no securities classified as held-to-maturity, and due to the above reclassification, we cannot classify investments as held-to-maturity until March 31, 2005.

      The amortized cost and market value of securities at June 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2004

	Amortized	Market
	Cost	Value

In one year or less	$24,852	$25,121
After one year through five years	227,943	235,063
After five years through ten years	971,222	997,675
After ten years	477,583	500,469
Mortgage-backs and other asset-backed securities	4,494,790	4,538,929
Preferred and common stock	75,458	72,505

Total	$6,271,848	$6,369,762

      At June 30, 2004 and December 31, 2003, net unrealized gains were $59,728 (net of taxes of $38,187) and $105,501 (net of taxes of $67,452) respectively, and are included in the Consolidated Balance Sheets as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Gross realized gains	$1,921	$3,270	$8,976	$7,899
Gross realized losses	(1,082)	(394)	(1,164)	(561)
Other-than-temporary impairments	(683)	—	(6,611)	(16,537)

Securities gains and losses, net	$156	$2,876	$1,201	$(9,199)

      At June 30, 2004, the investment portfolio had the following aged unrealized losses:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$47,539	$(795)	$—	$—	$47,539	$(795)
Mortgage-backed and other asset-backed securities	1,804,904	(30,539)	262,671	(8,939)	2,067,575	(39,478)
U.S. government agencies	377,967	(5,733)	—	—	377,967	(5,733)
Corporate debt securities	83,558	(1,844)	7,303	(479)	90,861	(2,323)
Preferred and common stock	30,775	(1,258)	7,600	(2,400)	38,375	(3,658)

Total	$2,344,743	$(40,169)	$277,574	$(11,818)	$2,622,317	$(51,987)

      At December 31, 2003, the investment portfolio had the following aged unrealized losses:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$18,670	$(271)	$—	$—	$18,670	$(271)
Mortgage-backed and other asset-backed securities	1,383,395	(14,554)	163,036	(6,372)	1,546,431	(20,926)
U.S. government agencies	81,747	(405)	—	—	81,747	(405)
Corporate debt securities	38,319	(721)	—	—	38,319	(721)
Preferred and common stock	—	—	8,350	(1,650)	8,350	(1,650)

Total	$1,522,131	$(15,951)	$171,386	$(8,022)	$1,693,517	$(23,973)

      We have determined that the unrealized losses reflected above represent temporary impairments. Thirty two securities and nineteen securities had unrealized losses for more than 12 months as of June 30, 2004 and December 31, 2003, respectively. We believe that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants rather than a fundamental weakness in the credit quality of the issuer or underlying assets.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Derivative Financial Instruments

      Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts and derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest only and principal-only obligations and indexed debt instruments that derive their values or contractually required cash flows from the price of some other security or index.

      Cash flow hedges are hedges that use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, as well as from changes in interest rates or currency exchange rates. We have entered into foreign currency forward derivatives to hedge forecasted foreign currency money transfer transactions. We designate these currency forwards as cash flow hedges. We have also entered into swap agreements to mitigate the effects of interest rate fluctuations on commissions paid to financial institution customers of our Payment Services segment. The agreements involve varying degrees of credit and market risk in addition to amounts recognized in the financial statements. We designate these swaps as cash flow hedges.

      The swap agreements are contracts to pay fixed and receive floating payments periodically over the lives of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of the exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued in accordance with the terms of the agreements and market interest rates. The counterparties are major financial institutions, which are expected to perform fully under the terms of the agreements. We monitor the credit ratings of the counterparties; the likelihood of default is considered remote.

      The notional amount of the swap agreements totaled $3.5 billion and $3.1 billion at June 30, 2004 and December 31, 2003, respectively, with an average fixed pay rate of 4.79%, and 5.0% and an average variable receive rate of 1.3% and 0.9% at June 30, 2004 and December 31, 2003, respectively. The variable rate portion of the swaps is generally based on treasury bill, federal funds, or commercial paper rates. The agreements expire as follows:

Notional
Amount

2004	$100,000
2005	975,000
2006	620,000
2007	1,200,000
2008 and after	592,000

$3,487,000

      We estimate that approximately $43.2 million net of tax, of the unrealized loss recognized in other comprehensive income as of June 30, 2004, will be reclassified to net income within the next 12 months. The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material. No cash flow hedges were terminated during the first six months of 2004.

      Fair value hedges are hedges that mitigate the risk of change in the fair values of assets, liabilities and certain types of firm commitments. We use fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in earnings consistent with the hedged transaction in the Consolidated Statements of Income under the caption “Investment revenue.” Realized gains of $2.1 million were recognized on fair value hedges discontinued during 2003. One fair value hedge was terminated during 2004, resulting in no gain or loss.

      We use derivatives to hedge exposures for economic reasons, including circumstances in which the hedging relationship does not qualify for hedge accounting. We are exposed to foreign currency exchange risk and utilize forward contracts to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133. Accordingly, the contracts are recorded on the Consolidated Balance Sheets at fair value, with the change in fair value reflected in earnings. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

6.	Sale of Receivables

      We have an agreement to sell undivided percentage ownership interests in certain receivables primarily from our money order agents. These receivables are sold to two commercial paper conduit trusts and represent a small percentage of the total assets in each trust. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales. The assets and liabilities associated with the trust, including the sold receivables, are not recorded or consolidated in our financial statements. The agreement expires in June 2006. The receivables are sold to accelerate the cash flow for investments. The balance cannot exceed $450 million. The balance of sold receivables as of June 30, 2004, and December 31, 2003 was $379 million and $329 million respectively. The expense of selling the agent receivable is included in the Consolidated Statements of Income under the caption “Investment commissions expense.” The agreement includes a 5% holdback provision of the purchase price of the receivables. The average receivables sold approximated $407 million and $433 million during the three months ended June 30, 2004, and 2003, respectively, and $411 million and $437 million during the six months ended June 30, 2004 and 2003, respectively. The expense of selling the agent receivables was $2,161 and $2,491 for the three months ended June 30, 2004 and 2003, respectively, and $4,328 and $5,092 for the six months ended June 30, 2004, and 2003, respectively.

7.	Property and Equipment

      Property and equipment consist of the following:

	June 30	December 31
	2004	2003

Office furniture, equipment and leasehold improvements	$16,641	$21,831
Agent equipment	108,265	111,001
Computer hardware and software	80,139	76,664

	205,045	209,496
Accumulated depreciation	(113,791)	(114,289)

	$91,254	$95,207

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in computer hardware and software are capitalized software development costs. At June 30, 2004 and December 31, 2003, the net capitalized costs were $35,765 and $35,926 respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Depreciation of office furniture, equipment, and leasehold improvements	$2,712	$2,329	$5,444	$4,507
Depreciation on agent equipment	2,154	2,259	4,287	4,506
Amortization expense of capitalized software	1,984	1,563	3,866	3,186

Total depreciation	$6,850	$6,151	$13,597	$12,199

8.	Intangible Assets and Goodwill

      A summary of intangible assets at June 30, 2004 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$30,568	$(17,765)	$12,803
Patents	13,200	(10,698)	2,502
Trademarks	480	(155)	325

	44,248	(28,618)	15,630
Unamortized intangible assets:
Pension intangible assets	3,127	—	3,127

Total intangible assets	$47,375	$(28,618)	$18,757

      A summary of intangible assets as December 31, 2003 is presented below:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$29,607	$(17,062)	$12,545
Patents	13,200	(10,385)	2,815
Trademarks	480	(149)	331

	43,287	(27,596)	15,691
Unamortized intangible assets:
Pension intangible assets	3,127	—	3,127

Total intangible assets	$46,414	$(27,596)	$18,818

      Intangible asset amortization expense for the three months ended June 30, 2004 and June 30, 2003 was $546 and $475, respectively. Intangible asset amortization expense for the six months ended June 30, 2004 and June 30, 2003 was $1,022 and $950 respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated remaining amortization expense for years ending December 31 is:

2004	$2,214
2005	2,214
2006	1,959
2007	1,959
2008	1,646

      There were no additions to goodwill and no impairment losses during the first six months of 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

January 1, 2003	$297,704
Acquisition of minority interest in MoneyGram International Limited	97,822

December 31, 2003	$395,526

9.	Debt

      In connection with the spin-off, we entered into bank credit facilities providing availability of up to $350 million, in the form of a $250 million 4 year revolving credit facility, and a $100 million term loan. On June 30, 2004 we borrowed $150 million (consisting of the $100 million term loan and $50 million under the revolving credit facility) that we paid to Viad. The interest rate on both the term loan and the credit facility on June 30, 2004 was initially 4.0% and became an indexed rate of LIBOR plus 60 basis points shortly thereafter, subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. Any advances drawn on the revolving credit facility must be repaid by June 30, 2008. The loans are unsecured obligations of MoneyGram, and are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. The proceeds from any future advances may be used for general corporate expenses and to support letters of credit.

      Borrowings under the facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At June 30, 2004, we were in compliance with these covenants. There are other restrictions that are customary for facilities of this type including limits on dividends, indebtedness, stock repurchases, asset sales, merger, acquisitions and liens.

      In connection with the spin-off, Viad repurchased substantially all of its outstanding medium-term notes and subordinated debentures in the amount of $52.6 million. The amounts not paid off were retained by New Viad. Viad also repaid all of its outstanding commercial paper in the amount of $188 million and retired its industrial revenue bonds of $9 million.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 31, 2003, debt included the historical debt of Viad excluding amounts directly allocable to New Viad as follows:

		Weighted Avg
	Amount	Interest Rate

Commercial paper	$168,000	1.1%
Senior notes	35,000	6.3%
Other obligations	9,848	3.6%
Subordinated debt	18,503	5.0%

	231,351
Portion allocated to Viad Corp	(30,000)	10.5%

	$201,351

10.	$4.75 Preferred Stock Subject to Mandatory Redemption

      Preferred stock consists of Viad’s preferred stock, which Viad redeemed in connection with the spin-off. At December 31, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock which was subject to mandatory redemption provisions with a stated value of $100 per share, of which 328,352 shares where issued. Of the total shares issued, 234,983 shares were outstanding at a net carrying value of $6.7 million, and 93,369 where held by Viad. On July 1, 2003, Viad adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and accordingly, the $4.75 preferred stock was classified as a liability under the caption “$4.75 Preferred stock subject to mandatory redemption” in the Consolidated Balance Sheets. In addition, dividends of $572,000 declared subsequent to the adoption of SFAS No. 150 have been included as interest expense in the Consolidated Statements of Income. In periods prior to July 1, 2003, dividends on the $4.75 preferred stock were reported as an adjustment to income to compute income available to common shareholders.

11.	Income Taxes

      Income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. As part of the Distribution, we entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns.

      The Tax Sharing Agreement provides that through the Distribution Date, the results of MoneyGram and its subsidiaries’ operations are included in Viad’s consolidated U.S. federal income tax returns. In general, the Tax Sharing Agreement provides that MoneyGram will be liable for all federal, state, local, and foreign tax liabilities, including such liabilities resulting from the audit of or other adjustment to previously filed tax returns, that are attributable to the business of MoneyGram for periods through the Distribution Date, and that Viad will be responsible for all other of these taxes.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense related to continuing operations consists of:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Current:
Federal	$2,974	$11,250	$7,816	$11,904
State	744	1,451	1,155	2,063
Foreign	4,253	(426)	7,746	76

	7,971	12,275	16,717	14,043
Deferred	(4,384)	(8,982)	(8,297)	(11,965)

	$3,587	$3,293	$8,420	$2,078

      A reconciliation of the expected federal income tax at statutory rates to the actual taxes provided on income from continuing operations is:

	Six Months Ended June 30

	2004	%	2003	%

Income tax at statutory federal income tax rate	$9,472	35.0%	$12,224	35.0%
Tax effect of:
State income tax, net of federal income tax effect	1,278	4.7%	1,072	3.1%
Nondeductible debt redemption costs	6,690	24.7%	—	0.0%
Other	(83)	(0.3)%	185	0.5%

	17,357	64.1%	13,481	38.6%
Tax-exempt income	(8,937)	(33.0)%	(11,403)	(32.6)%

Income tax expense	$8,420	31.1%	$2,078	5.9%

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. Temporary differences, which give rise to deferred tax assets (liabilities), are:

	June 30	December 31
	2004	2003

Depreciation and amortization	$(26,546)	$(24,670)
State income taxes	(1,327)	(1,172)
Bad debt and other reserves	2,976	1,997
Pension and other employee benefits	40,781	41,537
Prepaid expenses and other assets	(11,978)	(12,364)
Miscellaneous reserves and accruals	6,607	6,646
Unrealized gain on securities classified as available-for-sale	(38,186)	(67,605)
Unrealized loss on derivative financial investments	23,665	68,072
Basis difference in revalued investments	27,203	24,889
Alternative Minimum Tax credits	35,464	34,464
Other deferred assets	7,423	4,604
Other deferred liabilities	(6,569)	(5,765)

Net deferred tax assets	$59,513	$70,633

      Components of net deferred taxes on the Consolidated Balance Sheets include:

	June 30	December 31
	2004	2003

Deferred tax assets	$144,119	$182,209
Deferred tax liabilities	(84,606)	(111,576)

	$59,513	$70,633

      We have not established a valuation reserve for the deferred tax assets since we believe it is more likely than not that the deferred tax assets will be realized. Net deferred taxes are included in the Consolidated Balance Sheets in “Other assets.”

12.	Stockholders’ Equity

      MoneyGram’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $.01 and 7,000,000 shares of preferred stock with a par value of $.01. On the Distribution Date, MoneyGram was recapitalized such that the number of shares of MoneyGram common stock outstanding was equal to the number of shares of Viad common stock outstanding at the close of business on the record date. At June 30, 2004, no preferred stock was issued and outstanding. Stockholder’s equity at December 31, 2003 consisted of 200,000,000 common shares authorized, 99,739,925 shares issued with a $1.50 par value.

      The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of Accumulated other comprehensive loss include:

	June 30	December 31
	2004	2003

Unrealized gain on securities classified as available-for-sale	$59,728	$105,263
Unrealized loss on derivative financial instruments	(37,015)	(106,472)
Cumulative foreign currency translation adjustments	3,956	4,537
Minimum pension liability adjustment	(38,536)	(38,536)

	$(11,867)	$(35,208)

13.	Earnings Per Share

      Basic earnings per share are calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during each period presented equals Viad’s historical weighted average number of common shares outstanding for applicable periods.

      The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

(Loss) income from continuing operations	$(570)	$20,457	$18,644	$32,847
Preferred stock dividend	—	(286)	—	(572)

Income available to common stockholders	$(570)	$20,171	$18,644	$32,275

Average outstanding common shares	86,929	86,224	86,819	86,116

Additional dilutive shares related to stock-base compensation	—	284	487	302

Average outstanding and potentially dilutive common shares	86,929	86,508	87,306	86,418

Diluted (loss) income per share from continuing operations	$(0.01)	$0.24	$0.21	$0.38

Basic (loss) income per share from continuing operations	$(0.01)	$0.24	$0.21	$0.38

Dividends	$0.09	$0.09	$0.18	$0.18

      Options to purchase 6,052,164 and 5,630,459 shares of common stock were outstanding at June 30, 2004 and December 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14.	Pensions and Other Benefits

      Pension Benefits — Prior to the Distribution, MoneyGram was a participating employer in the Viad Companies Retirement Income Plan (the “Plan”) of which the plan administrator was Viad. At the time of the Distribution, we assumed sponsorship of the Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/ Giltspur subsidiary, and one sold business, which approximates 8% of consolidated Viad’s benefit obligation at December 31, 2003.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective December 31, 2003, benefits under the Plan ceased accruing with no change in benefits earned through this date, and a curtailment gain of $3.8 million was recorded in “Compensation and benefits” in the Consolidated Statement of Income. It is our policy to fund the minimum required contribution for the year. MoneyGram’s benefit obligation related to pension plans at December 31, 2003 was $137,478. We have contributed $0.3 million to our funded pension plan during the first six months of 2004, and presently anticipate contributing $1.8 million more during the remainder of 2004.

      Supplemental Executive Retirement Plan — In connection with the spin-off, we assumed responsibility for all but a portion of the Viad Supplemental Executive Retirement Plan (“SERP”), while Viad retained the benefit obligation related to two of its subsidiaries, which represents 13% of consolidated Viad’s benefit obligation at December 31, 2003. We created the MoneyGram International, Inc. SERP (“MoneyGram SERP”), a nonqualified defined benefit pension plan which provides postretirement income to eligible employees selected by the Board of Directors such that the SERP will be eligible for exemption under Parts Two, Three, and Four of Title I of the Employee Retirement Income Security Act of 1974, as amended. Our benefit obligation related to the MoneyGram SERP at December 31, 2003 was $48,303. We have paid $1.3 million of benefits during the first six months of 2004, and presently anticipate paying an additional $1.3 million during the remainder of 2004.

      Net periodic pension cost for defined benefit includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Service cost	$465	$781	$930	$1,562
Interest cost	2,800	2,823	5,600	5,646
Expected return on plan assets	(2,176)	(2,385)	(4,352)	(4,770)
Amortization of prior service cost	192	129	384	258
Recognized net actuarial loss	963	530	1,925	1,014

Net periodic pension cost	$2,244	$1,878	$4,487	$3,710

      Postretirement Benefits Other Than Pensions — We have unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. Upon the Distribution, we assumed the benefit obligation for current and former employees assigned to MoneyGram. Viad retained the benefit obligation for postretirement benefits other than pensions for all Viad and non-MoneyGram employees with the exception of one executive. Our benefit obligation at December 31, 2003 related to the postretirement benefits other than pensions was $10,750. We anticipate paying $0.1 million to our other postretirement benefits plan during 2004.

      Net periodic postretirement benefit cost includes the following components

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Service cost	$149	$125	$298	$249
Interest cost	160	149	321	298
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(72)	(72)	(144)	(144)
Recognized net actuarial loss	15	7	30	16

Net periodic postretirement benefit cost	$252	$209	$505	$419

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. The FASB had previously issued FSP FAS 106-1 which permitted the one-time election to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, the election to defer recognition expired and specific guidance was provided in accounting for the subsidy, whether a previous election had been made to either defer or not defer the effects of the Act. The FSP is effective for the first reporting period beginning after June 15, 2004, which for the Company will be the third quarter of 2004. The impact of the future financial position or results of operations cannot presently be determined.

      Employee Savings Plan — We have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $972 and $1,279 in the first six months of 2004, and all of 2003. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Employees Stock Ownership Plan (the “Viad ESOP”) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an Employee Stock Ownership Plan.

      Employee Equity Trust — Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram stock to a MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. The fair market value of the shares held by this Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.

15.	Stock-Based Compensation

      We have adopted a stock compensation plan, the 2004 MoneyGram Omnibus Incentive Plan, to provide for the following types of awards to officers, directors, and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance based awards. Additionally, non-employee directors will receive an initial grant of nonqualified options when they become directors. Non-employee directors receive an additional grant of nonqualified options each year of their term.

      As of the Distribution Date, each Viad option that immediately prior to the Distribution Date was outstanding and not exercised was adjusted to consist of two options: (1) an option to purchase shares of Viad common stock and (2) an option to purchase shares of MoneyGram common stock. The exercise price of the Viad stock option was adjusted by multiplying the exercise price of the old stock option by a fraction, the numerator of which was the closing price of a share of Viad common stock on the first trading day after the Distribution Date (divided by four to reflect the post-spin Viad reverse stock split) and the denominator of which was that price plus the closing price for a share of MoneyGram common stock on the first trading day after the Distribution Date. The exercise price of each MoneyGram stock option equals the exercise price of each old stock option times a fraction, the numerator of which is the closing price of a share of MoneyGram common stock on the first trading day after the Distribution Date and the denominator of which is that price plus the closing price of a share of Viad common stock on the first trading day after the Distribution Date (divided by four to reflect the post-spin Viad reverse stock split). These MoneyGram options are considered to have been issued under the MoneyGram 2004 Omnibus Incentive Plan.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      MoneyGram will take all tax deductions relating to the exercise of stock options and the vesting of restricted stock held by employees and former employees of MoneyGram, and Viad will take the deductions arising from options and restricted stock held by its employees and former employees.

      Stock options granted in 2004 are exercisable one fifth after one year, and one fifth each subsequent year until fully vested after the fifth anniversary of the grant date, and have a term of 7 years. Stock options granted in 2003 are exercisable one third after one year, two thirds after two years and the balance after three years from the date of grant, and have a term of 10 years. Stock options granted in calendar years 2002 and prior are exercisable 50 percent after one year with the balance exercisable after two years from the date of grant. All stock options granted since 1998 contain certain forfeiture and noncompete provisions.

      Restricted stock and performance-based restricted stock awards of 254,625 shares were granted during the first six months of 2004 at a weighted average price (based on fair market value at the date of grant) of $17.30, and vest three years from the date of grant. On the Distribution Date, our Chairman of the Board was granted a restricted stock award under our 2004 Omnibus Incentive Plan of 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares will vest on June 30, 2006. Restricted stock and performance-based restricted stock awards of 415,700 shares were granted in 2003 at a weighted average price (based on fair market value at the date of grant) of $15.62. The restricted stock awards vest three years from the date of grant. Performance-based restricted stock awards granted in 2003 vested one third after the first year and will vest two thirds after two years and the balance after three years from the date of grant because incentive performance targets established in the year of grant were achieved. Future vesting is subject generally to continued employment with MoneyGram or Viad. Full ownership of shares could vest on an accelerated basis if performance targets established are met at certain achievement levels. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

      Information with respect to MoneyGram stock options for the periods ended is as follows:

		Weighted
	Total	Average	Options
	Shares	Exercise Price	Exercisable

Options outstanding at December 31, 2002	5,460,465	17.36	3,711,237
Granted	937,150	15.66
Exercised	(297,865)	10.54
Canceled	(469,291)	18.74

Options outstanding at December 31, 2003	5,630,459	17.31	4,322,053
Granted	774,700	17.30
Exercised	(239,822)	19.32
Canceled	(113,173)	10.60

Options outstanding at June 30, 2004	6,052,164	17.78	4,732,200

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning stock options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$9.30 to $15.57	883,285	2.4 years	$11.91	848,286	$11.87
$15.61 to $15.69	1,292,819	8.2 years	15.64	737,678	15.65
$16.05 to $19.07	1,020,313	4.9 years	18.66	1,001,689	18.69
$19.19 to $19.32	1,620,547	6.5 years	19.25	911,847	19.19
$19.37 to $22.46	1,235,200	6.6 years	21.37	1,232,700	21.38

$9.30 to $22.46	6,052,164	6.0 years	17.78	4,732,200	17.82

16.	Commitments and Contingencies

      We have various noncancelable operating leases for buildings and equipment. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are:

2004	$5,284
2005	5,383
2006	5,136
2007	4,963
2008	5,025
Later	25,859

      We are party to litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

      At June 30, 2004, we have various reverse repurchase agreements and overdraft facilities totaling $2.1 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount are agreements with one of the clearing banks totaling $1.0 billion. At June 30, 2004, borrowed balances included a reverse repurchase agreement for $173 million recorded in “Accounts payable and other liabilities” on the Consolidated Balance Sheets. At December 31, 2003, $2.0 million was outstanding under an overdraft facility.

      We have agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2004, the total amount of unfunded commitments related to these agreements was $13.5 million.

17.	Segment Information

      Our business is conducted through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. No single customer in either segment accounted for more than 10% of revenue during the first six months of 2004.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources. “Other corporate activities” includes corporate overhead and interest expense that is not allocated to the segments.

      We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, we allocate revenue to our segments based upon allocated average investable balances and an allocated yield. Average investable balances are allocated to our segments based on the average balances generated by that segment’s sale of payment instruments. The investment yield is generally allocated based on the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our swap portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances.

      The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Revenue:
Global Funds Transfer	$128,165	$111,500	$249,133	$216,725
Payment Systems	71,655	76,221	142,008	142,622

	$199,820	$187,721	$391,141	$359,347

Operating income:
Global Funds Transfer	$24,777	$24,169	$45,755	$45,859
Payment Systems	5,848	6,289	15,038	3,678

	30,625	30,458	60,793	49,537
Debt tender and redemption costs	20,661		20,661
Interest expense	1,905	2,765	3,127	5,995
Other unallocated expenses	5,042	3,943	9,941	8,617

Income from continuing operations before income taxes	$3,017	$23,750	$27,064	$34,925

Depreciation and amortization:
Global Funds Transfer	$6,386	$5,921	$12,728	$11,770
Payment Systems	1,010	705	1,891	1,379

	$7,396	$6,626	$14,619	$13,149

Capital expenditures:
Global Funds Transfer	$6,988	$5,985	$12,716	$10,605
Payment Systems	57	21	352	406

	$7,045	$6,006	$13,068	$11,011

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles segment assets to total assets reported in the financial statements.

	June 30	December 31
	2004	2003

Assets:
Global Funds Transfer	$2,381,716	$2,700,500
Payment Systems	6,588,771	6,112,957
Corporate	—	408,697

Total assets	$8,970,487	$9,222,154

      Geographic areas. Our foreign operations are located principally in Europe. We define foreign revenues as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are principally located in the United States.

      The table below presents the financial information by major geographic area:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Revenues:
United States	$162,881	$157,307	$320,455	$302,489
Foreign	36,939	30,414	70,686	56,858

Total Revenue	$199,820	$187,721	$391,141	$359,347

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion should be read in conjunction with MoneyGram International, Inc.’s consolidated financial statements and related notes. Reference to “MoneyGram”, the “Company”, “we”, “us” and “our” are to MoneyGram International Inc., and its subsidiaries and consolidated entities. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report.

Overview

Our Separation from Viad Corp:

      On July 24, 2003, Viad Corp (“Viad”) announced a plan to separate its payment services segment, operated by Travelers Express Company, Inc. (“Travelers”), from its other businesses into a new company and to effect a tax-free distribution of its shares in that company to Viad’s shareholders. On December 18, 2003, MoneyGram was incorporated in Delaware as a subsidiary of Viad for the purpose of effecting the proposed distribution. On June 30, 2004, Travelers was merged with a wholly owned subsidiary of MoneyGram and then Viad distributed 88,556,077 shares of MoneyGram common stock to Viad shareholders in a tax-free distribution. Shareholders of Viad received one share of MoneyGram common stock for every one share of Viad common stock owned.

      The businesses of MoneyGram consist solely of the payment services business. The continuing business of Viad, which is referred herein to as “New Viad,” consists of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. Notwithstanding the legal form of the spin-off, due to the relative significance of MoneyGram to Viad, MoneyGram is considered the divesting entity and treated as the accounting successor to Viad for financial reporting purposes in accordance with the EITF No. 02-11, Accounting for Reverse Spinoffs. The spin-off of New Viad has been accounted for pursuant to Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions. MoneyGram charged directly to equity as a dividend $426.6 million, which is the historical cost carrying amount of the net assets of New Viad.

      As part of the separation from Viad, we entered into a variety of agreements with Viad to govern each of our responsibilities related to the distribution. These agreements include a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Benefits Agreement, and an Interim Services Agreement.

      In connection with the spin-off, we entered into bank credit facilities providing availability of up to $350 million, in the form of a $250 million revolving credit facility and $100 million term loan. On June 30, 2004 we borrowed $150 million under these facilities which was paid to Viad and used by Viad to repay $188 million of its commercial paper. Viad also retired a substantial majority of its outstanding subordinated debentures and medium term notes for an aggregate amount of $52.6 million (including a tender premium), retired industrial revenue bonds of $9.0 million, and redeemed outstanding preferred stock at an aggregate call price of approximately $24.0 million. The remaining $200 million of the MoneyGram credit facilities is available for general corporate purposes.

Our Business:

      MoneyGram operates in two reportable business segments (previously reported as the payment services segment by Viad) as follows:

Global Funds Transfer — this segment provides global money transfer services, money orders and bill payment services to consumers through a network of agents. Fee revenues are driven by transaction volume and contract pricing through a network of agents and customers. In addition, investment and related income is generated by investing funds received from the sale of money orders until the instruments are settled.

Payment Systems — this segment provides financial institutions with payment processing services, primarily of official check outsourcing services, and money orders for sale to their customers, and processes controlled disbursements. Investment and related income is generated by investing funds received from the sale of payment instruments until such instruments are settled. In addition, revenue is derived from fees paid by its customers.

Basis of Presentation:

      Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the historical results of operations of New Viad in discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There are certain amounts related to other investment income, debt and costs associated with Viad’s centralized corporate functions that are related to Viad but in accordance with GAAP, are not allowed to be reflected in discontinued operations. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the periods presented.

Highlights:

      The following are financial highlights of the second quarter 2004 and other recent trends:

•	Total revenue increased 6 percent to $199.8 million

•	Fee and other revenue increased 19 percent to 122.1 million

•	Global money transfer transaction volume increased 35 percent and revenue increased over 25 percent

•	Loss per share from continuing operations was $0.01, including non-recurring debt tender and redemption costs related to Viad’s debt which amounts to $0.22 per share

      In 2002 and 2003, we faced market challenges and difficult economic conditions. While our businesses experienced increased transaction volume and higher investment balances, our operating income growth was slowed due to historically low interest rates and unprecedented mortgage refinancing activity. With higher average float balances from greater numbers of official checks issued for mortgage refinancings, and accelerated prepayments from mortgage-backed securities in our portfolio, funds were invested or reinvested at the historically low interest rates. Furthermore, we recorded significant other-than-temporary impairment losses and adjustments on certain investments in 2003.

      In March 2004, we completed the sale of Game Financial Corporation for approximately $43 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded an after-tax gain of approximately $11 million in the first quarter of 2004. In addition, in June 2004, we recorded an after-tax gain of $1.1 million from the settlement of a lawsuit brought by Game Financial Corporation. These amounts are reflected in the consolidated income statements in “(Loss) income and gain from discontinued operations, net of tax.”

Results of Operations

Financial Summary

      The following tables provide the results of our operations and the results of our operations as a percentage of revenue for the periods indicated:

Table One — Quarter Results of Operations

				As a
	Quarter Ended			Percentage of
	June 30			Revenue
			2004 vs
	2004	2003	2003	2004	2003

	(Dollars in thousands)
REVENUE:
Fee and other revenue	$122,084	$102,828	19%	61%	55%
Investment revenue	77,580	82,017	(5)%	39%	44%
Securities gains and losses, net	156	2,876	(95)%	0%	1%

Total revenue	199,820	187,721	6%	100%	100%
Fee commissions expense	43,925	34,987	26%	22%	19%
Investment commissions expense	53,706	60,802	(12)%	27%	32%

Total commissions expense	97,631	95,789	2%	49%	51%

Net revenue	102,189	91,932	11%	51%	49%

EXPENSES:
Compensation and benefits	33,644	26,533	27%	17%	14%
Transaction and operations support	27,447	25,296	9%	14%	13%
Depreciation and amortization	7,396	6,626	12%	4%	4%
Occupancy, equipment and supplies	8,119	6,962	17%	4%	4%
Interest expense	1,905	2,765	(31)%	1%	1%
Debt tender and redemption costs	20,661	—	NM	10%	0%

Total expenses	99,172	68,182	45%	50%	36%

Income from continuing operations before income taxes	3,017	23,750	(87)%	1%	13%
Income tax expense	3,587	3,293	9%	1%	2%

(Loss) income from continuing operations	$(570)	$20,457	(103)%	0%	11%

NM —	Not meaningful

Table Two — Year-to-Date Results of Operations

				As a
	Six Months Ended			Percentage of
	June 30			Revenue
			2004 vs
	2004	2003	2003	2004	2003

	(Dollars in thousands)
REVENUE:
Fee and other revenue	$235,706	$199,891	18%	60%	56%
Investment revenue	154,234	168,655	(9)%	40%	47%
Securities gains and losses, net	1,201	(9,199)	(113)%	0%	(3)%

Total revenue	391,141	359,347	9%	100%	100%
Fee commissions expense	84,428	66,934	26%	22%	19%
Investment commissions expense	103,451	119,728	(14)%	26%	33%

Total commissions expense	187,879	186,662	1%	48%	52%

Net revenue	203,262	172,685	18%	52%	48%
EXPENSES:
Compensation and benefits	66,389	54,599	22%	17%	15%
Transaction and operations support	55,687	50,682	10%	14%	14%
Depreciation and amortization	14,619	13,149	11%	4%	4%
Occupancy, equipment and supplies	15,715	13,335	18%	4%	4%
Interest expense	3,127	5,995	(48)%	1%	2%
Debt tender and redemption costs	20,661	—	NM	5%	0%

Total expenses	176,198	137,760	28%	45%	38%

Income from continuing operations before income taxes	27,064	34,925	(23)%	7%	10%
Income tax expense	8,420	2,078	305%	2%	1%

Income from continuing operations	$18,644	$32,847	(43)%	5%	9%

NM —	Not meaningful

Revenue

      Net fee revenue — The following table provides a summary of our fee and other revenue, fee commissions expense and fee commissions expense as a percentage of our fee and other revenue for the periods indicated:

Table Three — Net Fee Revenue Analysis

	Quarter Ended			Six Months Ended
	June 30			June 30
			2004 vs			2004 vs
	2004	2003	2003	2004	2003	2003

	(Dollars in thousands)
Fee and other revenue	$122,084	$102,828	$19,256	$235,706	$199,891	$35,815
Fee commissions expense	43,925	34,987	8,938	84,428	66,934	17,494

Net fee revenue	$78,159	$67,841	$10,318	$151,278	$132,957	$18,321

Commissions as a % of revenue	36.0%	34.0%		35.8%	33.5%

      Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions. It is a growing portion of our total revenue, increasing to 61 percent of total revenue for the second quarter of 2004 from 55 percent for the second quarter of 2003. Fee and other revenue in the second quarter 2004 was up 19 percent compared to the second quarter of 2003 and, for the first six months of 2004 was up 18 percent compared to the prior year. These increases are primarily driven by transaction growth in our money transfer and urgent bill payment products, with volume increasing 35 percent and 34 percent during the three and six-month periods ended June 30, 2004, compared to prior periods, respectively. Revenue growth rates are lower than transaction growth rates due to targeted pricing initiatives in the money transfer business as well as product mix (higher money transfer transaction growth with flat money order growth).

      Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 26 percent for both the three and six-month periods ended June 30, 2004, compared to the prior year periods, primarily driven by higher transaction volume.

      Net fee revenue increased $10.3 million or 15 percent in the second quarter of 2004 and $18.3 million or 14 percent in the first six months in 2004, driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth and money transfer transaction growth primarily due to the targeted pricing initiatives as well as product mix.

      Net investment revenue — The following table provides a summary of the investment revenue and investment commissions expense associated with our investment portfolio for the periods indicated:

Table Four — Net Investment Revenue Analysis

	Quarter Ended			Six Months Ended
	June 30			June 30
			2004 vs			2004 vs
	2004	2003	2003	2004	2003	2003

	(Dollars in thousands)
Components of net investment revenue:
Investment revenue	$77,580	$82,017	$(4,437)	$154,234	$168,655	$(14,421)
Investment commissions expense(1)	53,706	60,802	(7,096)	103,451	119,728	(16,277)

Net investment revenue	$23,874	$21,215	$2,659	$50,783	$48,927	$1,856

Average balances:
Cash equivalents and investments	$6,888,115	$7,142,154	$(254,039)	$6,736,531	$6,940,122	$(203,591)
Payment service obligations(2)	5,510,137	5,792,583	(282,446)	5,334,893	5,568,136	(233,243)
Average yields earned and rates paid(3):
Investment yield	4.53%	4.61%	(0.08)%	4.60%	4.90%	(0.30)%
Investment commission rate	3.92%	4.21%	(0.29)%	3.90%	4.34%	(0.44)%
Net investment margin	1.39%	1.19%	0.20%	1.52%	1.42%	0.10%

(1)	Investment commissions expense reported includes payments made to financial institution customers, costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($407 million and $433 million for the second quarter of 2004 and 2003, respectively, and $411 million and $437 million for the first six months of 2004 and 2003, respectively) as these are not recorded on the consolidated balance sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “components of net investment revenue” section by the applicable amount shown in the “Average balances” section divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance divided by the number of days in the period presented and multiplied by the number of days in the year.

      Investment revenue in the second quarter and first six months of 2004 declined by 5 percent and 9 percent, respectively, over the same periods in 2003 due to lower average investable balances in the portfolio as well as lower interest yields earned on the investment portfolio. The average investable balances in 2003 were driven by the unprecedented mortgage refinancing activity that occurred during late 2002 and into 2003 due to the dramatic decline in interest rates. Refinancing activities caused an increase in the sale of official checks and, therefore, an increase in our average investable balances. In 2004, the refinancing activity declined from 2003 causing average investable balances to decline. The refinancing activity in 2003 also caused a significant increase in the prepayments of mortgage-backed debt securities in our investment portfolio which we reinvested at lower interest rates. Consequently, the yield declined 8 basis points in the second quarter 2004 and 30 basis points year to date 2004 compared to the same periods in 2003.

      Investment commissions expense in the second quarter and first six months of 2004 declined by 12 percent and 14 percent from the same periods in 2003, primarily driven by lower interest rates. Commission expense paid to our financial institution customers, which is based on short-term interest rate indices, declined due to lower short-term interest rates. The average federal funds rate declined by 24 basis points in each of the comparable periods. Commission expense also declined as lower notional balances resulted in less swap expense.

      Net investment revenue increased by 13 percent and 4 percent for the second quarter and first six months of 2004 compared to the same periods in 2003. The net interest margin was 1.39 percent in the second quarter 2004, up 20 basis points over second quarter 2003. The net interest margin was 1.52 percent in the first six months of 2004, up 10 basis points compared to the prior year period. These increases were due to lower investment commissions. We anticipate the full year 2004 net interest margin will be in the range of 1.25 percent to 1.30 percent, declining compared to the first six months of 2004 primarily due to increased swap costs.

      Securities gains and losses, net — The following table provides a summary of the realized gains and losses and impairments during the periods presented:

Table Five — Summary of Gains, Losses and Impairments

	Quarter Ended			Six Months Ended
	June 30			June 30
			2004 vs			2004 vs
	2004	2003	2003	2004	2003	2003

	(In thousands)
Gross realized gains	$1,921	$3,270	$(1,349)	$8,976	$7,899	$1,077
Gross realized losses	(1,082)	(394)	(688)	(1,164)	(561)	(603)
Other-than-temporary impairments	(683)		(683)	(6,611)	(16,537)	9,926

Securities gains and losses, net	$156	$2,876	$(2,720)	$1,201	$(9,199)	$10,400

      Net securities gains in the second quarter declined as a result of increasing interest rates. Other-than-temporary impairments are related to certain asset-backed securities which experienced adverse changes in estimated future cash flows in the periods reported. The investment is impaired to the extent that the recorded value of the investments exceeds fair value.

     Expenses

      Expenses include various MoneyGram operating expenses, other than commissions. As MoneyGram is the accounting successor to Viad, these expenses also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in expenses for the first six months of 2004 is approximately $10.0 million that will not be incurred by MoneyGram in the future. However, we are obligated under the Interim Services Agreement to pay approximately $1.6 million annually, beginning on July 1, 2004, for certain corporate services to be provided to MoneyGram by Viad. In addition, MoneyGram expects to incur public company and related expenses in the range of $5.0 to $6.0 million in the second half of 2004.

      Following is a discussion of the operating expenses for the second quarter and year-to-date periods as presented in Tables One and Two.

      Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits in the second quarter of 2004 increased 27 percent over 2003. Because of the significant impact that declining interest rates had on the Company’s performance in 2003, incentive accruals were substantially lower in 2003. In addition, the total number of our employees was higher in 2004 because we increased personnel to drive money transfer growth. Employee benefit costs, including pension expense, increased $2.4 million or 50 percent in the second quarter 2004 compared to 2003.

      Compensation and benefits for the first six months 2004, increased 22 percent over the same period in 2003 for the same reasons the quarterly expenses increased. Employee benefit costs, including pension expense, increased $4.5 million or 43 percent in the first six months of 2004 compared to 2003.

      Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Transaction and operations support costs were up 9 percent in the second quarter 2004 over 2003 and up 10 percent for the year to date period over 2003, primarily driven by transaction growth.

      Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization expense in the second quarter and first six months of 2004 was up 12 percent and 11 percent over the same period in 2003, primarily due to the amortization of capitalized software developed to enhance the money transfer platform. These investments helped drive the growth in the money transfer product.

      Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies in the second quarter and year-to-date 2004 increased 17 percent and 18 percent over 2003 primarily due to increased facilities rent and increased cost of equipment and software.

      Interest expense — Interest expense in the second quarter of 2004 was down 31 percent over 2003 and declined 48 percent for the first six months of 2004 on lower average outstanding debt balances. Viad paid down debt in anticipation of the spin-off. Lower average interest rates on those balances also contributed to the decline in interest expense. MoneyGram borrowed $150 million on June 30, 2004, and expects interest expense to be approximately $2 million for the last half of 2004 based on current interest rates.

      Debt tender and redemption costs — Debt tender and redemption costs of $20.7 million relate to the redemption of Viad’s preferred shares and tender of its subordinated debt and medium term notes in connection with the spin-off.

      Income taxes — The effective tax rate of 119 percent and 31 percent in the second quarter and first six months of 2004, respectively, was affected by the costs related to the redemption of Viad’s redeemable preferred shares which is not tax deductible. Excluding the redemption costs, the effective tax rate would have been 18 percent in the second quarter and 19 percent for the first six months of 2004. The relatively low effective tax rate is primarily attributable to income from tax-exempt bonds in our investment portfolio. Tax-exempt bonds are declining as a percentage of the portfolio which has caused, and in the future will cause, the effective tax rate to increase. We anticipate the effective tax rate to be in the low to mid 20 percent range for the last six months of 2004.

Segment Performance

      We measure financial performance by our two business segments — Global Funds Transfer and Payment Systems. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources. “Other unallocated expenses” includes corporate overhead and interest expense that is not allocated to the segments.

      We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, we allocate revenue to our segments based upon allocated average investable balances and an allocated yield. Average investable balances are allocated to our segments based upon the average balances generated by that segments sale of payment instruments. The investment yield is generally allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our swap portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. The following table reconciles segment operating income to income from continuing operations before income taxes as reported in the financial statements:

Table Six — Segment Information

	Quarter Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Operating income:
Global Funds Transfer	$24,777	$24,169	$45,755	$45,859
Payment Systems	5,848	6,289	15,038	3,678

	30,625	30,458	60,793	49,537
Debt tender and redemption costs	20,661	—	20,661	—
Interest expense	1,905	2,765	3,127	5,995
Other unallocated expenses	5,042	3,943	9,941	8,617

Income from continuing operations before income taxes	$3,017	$23,750	$27,064	$34,925

      Included in other unallocated expenses for the first six months of 2004 is approximately $5.5 million that will not be incurred by MoneyGram in the future.

Global Funds Transfer Segment

Table Seven — Global Funds Transfer Segment

	Quarter Ended			Six Months Ended
	June 30			June 30
			2004 vs			2004 vs
	2004	2003	2003	2004	2003	2003

	(Dollars in thousands)
Revenue	$128,165	$111,500	15%	$249,133	$216,725	15%
Operating income	24,777	24,169	3%	45,755	45,859	0%
Operating margin	19.3%	21.7%		18.4%	21.2%

      Global Funds Transfer revenue increased by 15 percent in both the second quarter and the year-to-date period 2004, primarily driven by the growth in the money transfer and urgent bill payment services as total transaction volume grew 35 percent and 34 percent in the same periods. Domestic originated transactions (including urgent bill payment) grew 38 percent and 37 percent in the second quarter and first six months of 2004, while international originated transactions grew by 25 percent and 24 percent for the same periods. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded by 18 percent over the second quarter of 2003, primarily in the international markets.

      Retail money order volume increased slightly in the second quarter and the first six months of 2004. While we continue to focus on signing new locations, we believe the money order market as a whole will decline over time. Investment revenue in Global Funds Transfer declined slightly in the second quarter and first six months of 2004 compared to 2003, primarily due to lower interest rates earned on the portfolio as the average investable balances remained relatively flat.

      Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the second quarter and first six months of 2004 was up 23 percent and 22 percent compared to the prior year periods, primarily driven by the growth in fee revenue which was up 15 percent. Commissions expense as a percentage of revenue increased over the prior year primarily due to business mix as we continue to see growth in the money transfer business compared to money orders. We anticipate this trend to continue with the continued growth of the money transfer business.

      Global Funds Transfer operating margins declined as a result of declining interest rates and the mix of business with money transfer activity increasing and the higher margin money order product declining as a percentage of the business.

Payment Systems Segment

Table Eight — Payment Systems Segment

	Quarter Ended			Six Months Ended
	June 30			June 30
			2004 vs			2004 vs
	2004	2003	2003	2004	2003	2003

	(Dollars in thousands)
Revenue	$71,655	$76,221	(6)%	$142,008	$142,622	0%
Operating income	5,848	6,289	(7)%	15,038	3,678	309%
Operating margin	8.2%	8.3%		10.6%	2.6%
Taxable equivalent basis(1):
Revenue	$76,878	$82,755	(7)%	$152,447	$155,627	(2)%
Operating income	11,071	12,823	(14)%	25,477	16,682	53%
Operating margin	14.4%	15.5%		16.7%	10.7%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the payment systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $5.2 million and $6.5 million for the second quarter 2004 and 2003, respectively, and $10.4 and $13.0 for the first six months of 2004 and 2003, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not a substitute for measures presented under GAAP.

      Payment Systems revenue includes investment revenue, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue in the second quarter 2004 declined by 6 percent compared to 2003, primarily due to lower average balances in the investment portfolio. Revenue was flat in the first six months of 2004 compared to the prior year period as investment revenue declined 10 percent, offset by an increase in net securities gains and in fee revenue. The decline in investment revenue is due to a decline in average investable balances as well as a decline in yield, both of which were affected by the mortgage refinancing activity and declining interest rates.

      Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense declined 13 percent and 14 percent in the second quarter and first six months of 2004, compared to the same periods in 2003, because of lower interest rates and lower average investable balances. The average federal funds rate in the second quarter and the first six months of 2004 declined by 24 basis points from the average federal funds rate for the same periods in 2003. In addition, commission expense declined due to lower swap costs on lower notional balances.

      Payment Systems operating margin was 8.2 percent in the second quarter 2004, relatively flat compared to second quarter 2003. On a taxable equivalent basis, the operating margin in the second quarter 2004 was 14.4 percent down slightly from 2003. The second quarter 2004 operating margin was affected by the decline in investment revenue, offset by the decline in commissions expense. The operating margin for the first six months of 2004 was 10.6 percent, up from 2.6 percent in 2003. The taxable equivalent operating margin for the first six months of 2004 was 16.7 percent, up 6 percentage points from 10.7 percent in 2003. The 2003 operating margin was affected by net securities losses and the 2004 operating margin benefited from lower commissions expense.

Liquidity and Capital Resources

      One of our primary financial goals is to maintain an adequate level of liquidity to manage the fluctuations in the balances of payment service assets and obligations resulting from varying levels of sales of official checks, money orders and other payment instruments, the timing of the collections of receivables, and the timing of the presentment of such instruments for payment. In addition, we strive to maintain adequate levels of liquidity for capital expenditures and other normal operating cash needs.

      At June 30, 2004, we had cash and cash equivalents of $1.0 billion, net receivables of $910 million and investments of $6.4 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.

      We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons, or by Company policy, are not available to satisfy working capital or other financing requirements.

      We have unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations. The following table summarizes the assets restricted for payment service obligations and unrestricted assets:

Table Nine — Unrestricted Assets

	June 30	December 31
	2004	2003

	(In thousands)
Cash and cash equivalents	$1,028,814	$1,025,026
Receivables, net	910,226	755,734
Investments	6,369,762	6,013,757

	8,308,802	7,794,517
Amounts restricted to cover payment service obligations	7,862,106	7,421,481

Unrestricted assets	$446,696	$373,036

Cash Flows

      Net cash provided by operating activities was $81.1 million for the second quarter of 2004. To understand the cash flow activity of our business, the cash used in or provided by operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by or used in investing activities related to our investment portfolio. During the second quarter of 2004, the net change in cash and cash equivalents (substantially restricted), receivables, net (substantially restricted) and payment service obligations combined with the proceeds from and purchases of investments classified as available-for-sale was relatively small with a net increase of $7.9 million. Before the changes in cash and cash equivalents (substantially restricted), receivables, net (substantially restricted) and payment service obligations cash used in operating activities was $28.2 million for the second quarter of 2004.

      Net cash used in investing activities was $52.0 million for the second quarter 2004. These amounts primarily consist of investing the cash flow from the sale of our payment instruments included in the operating cash flows as discussed above. We also had capital expenditures for property and equipment of $7.0 million primarily related to certain leasehold improvements and information systems.

      Net cash provided by financing activities during the second quarter of 2004 was $84.4 million. During the quarter Viad paid off its commercial paper, retired a substantial majority of its outstanding subordinated debentures and medium term notes and retired industrial revenue bonds which is reflected in the Consolidated Statements of Cash Flows as “Payments on debt retirement” of $206.9 million. Viad also redeemed its outstanding preferred stock for $23.9 million. MoneyGram borrowed $150 million under its bank credit facilities as discussed below. On June 30, 2004 we also received proceeds of $173 million under a reverse repurchase agreement that was outstanding for one day. We utilize reverse repurchase agreements for short term cash flow needs to manage our portfolio and the funding of our payment service obligations.

Other Funding Sources

      In connection with the spin off, MoneyGram entered into bank credit facilities providing availability of up to $350 million, in the form of a $250 million four-year revolving credit facility and a $100 million term loan. On June 30, 2004, the Company borrowed $150 million (consisting of the $100 million term loan and $50 million under the revolving credit facility) and paid the proceeds to Viad. The remaining amount of the credit facilities is available for general corporate purposes and to support letters of credit. The interest rate on both the term loan and the credit facility is LIBOR plus 60 basis points, subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. The revolving credit facility expires on June 30, 2008. The loans are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness to total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At June 30, 2004, we were in compliance with these covenants. There are other restrictions that are customary for facilities of this type including limits on dividends, indebtedness, stock repurchases, asset sales, mergers, acquisitions and liens.

      At June 30, 2004, we had reverse repurchase agreements and various overdraft facilities totaling $2.1 billion available to assist in the management of our investments and the clearing of payment service obligations. At June 30, 2004, $173.0 million was outstanding under a reverse repurchase agreement and at December 31, 2003, $2.0 million was outstanding under an overdraft facility.

Other Funding Requirements

      The following table presents MoneyGram’s contractual obligations at June 30, 2004:

Table Ten — Contractual Obligations

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In thousands)
Debt	$150,000	$—	$50,000	$100,000	$—
Operating leases	50,650	5,284	10,519	9,938	24,909
Derivative financial instruments	59,932	70,905	(2,474)	(7,855)	(644)
Other obligations(1)	187,348	183,471	3,818	59

Total contractual cash obligations	$447,930	$259,660	$61,863	$102,142	$24,265

(1)	Other obligations include $173 million outstanding under a reverse repurchase agreement, capital lease obligations of $732 thousand and funding commitments of $13.5 million related to private equity obligations.

      MoneyGram has certain funded, noncontributory pension plans that cover certain employees. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the second half of 2004, MoneyGram expects to contribute $1.8 million to the funded pension plans. MoneyGram also has certain unfunded pension plans that require benefit payments over extended periods of time and we expect to pay benefits of $1.3 million during the second half of 2004. See “Critical Accounting Policies — Pension obligations”.

      We have agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants that include maintenance of total cash and cash equivalents, receivables and investments substantially restricted for payment services obligations at least equal to total outstanding payment service obligations; maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 103 percent and the certain of the financial covenants contained in the credit facilities.

      Working in cooperation with certain financial institutions, we have established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. We offer the special- purpose entity to certain financial institution clients as a benefit unique in the payment services industry.

      The Company has investment grade ratings of BBB/ Baa2 and a stable outlook from the major credit rating agencies. Our ability to maintain an investment grade rating is important because it affects the cost of borrowing and certain financial institution customers require that we maintain an investment grade rating. Any ratings downgrade could increase our cost of borrowing or require certain actions to be performed to rectify such a situation. A downgrade could also have an effect on our ability to attract new customers and retain existing customers.

      Although no assurance can be given, we expect operating cash flows and short-term borrowings to be sufficient to finance our ongoing business, maintain adequate capital levels, and meet debt and clearing agreement covenants and investment grade rating requirements. Should financing requirements exceed such sources of funds, we believe we have adequate external financing sources available, including unused commitments under our credit facilities, to cover any shortfall.

      Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram stock to a MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. The fair market value of the shares held by this Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.

Capital Adequacy

      On June 30, 2004, MoneyGram charged directly to equity as a dividend, the historical cost carrying amount of the net assets of Viad in the amount of $426.6 million.

      We have not yet determined whether we will pay dividends on MoneyGram common stock (and if so, the amount), and we may determine not to pay any dividends on MoneyGram common stock. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant.

      Stockholders’ equity can be affected adversely by changing interest rates, as after tax changes in the fair value of securities classified as available for sale and in the fair value of derivative financial instruments are included as components of stockholder’s equity under the caption “Accumulated changes in other comprehensive loss.” The fair value of derivative financial instruments generally increases when the market value of fixed rate long-term investments decline and vice versa. However, an increase or decrease in stockholder’s equity related to changes in the fair value of securities classified as available for sale may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments.

Off-Balance Sheet Arrangements

      We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement.

      Any transactions and strategies, including any potential off-balance sheet arrangements, that materially affect investment results and cash flows must generally be approved by MoneyGram’s Board of Directors. Once any such transactions or strategies are implemented, MoneyGram’s Asset and Liability Committee (“ALCO”), which is comprised of senior officers of MoneyGram and which reports to MoneyGram’s chief executive officer, is responsible for monitoring such transactions. MoneyGram’s ALCO committee is also responsible for reviewing any such proposed transactions and making recommendations to MoneyGram’s Chief Executive Officer.

Critical Accounting Policies

      The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. Based on this criteria, management has identified the following critical accounting policies and estimates, and the methodology and disclosures related to those estimates:

      Fair Value of Investment Securities — Our investment securities are classified as available-for-sale, including securities being held for indefinite periods of time, and those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases as well as stockholders’ equity.

      Other Than Temporary Impairments — Securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities, and EITF Issue No. 99-20. The Company writes down to fair value securities that it deems to be other-then-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. The Company evaluates investments rated A and below for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs and if the fair value of a security is less that its carrying value, the investment is written down to fair value. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

      We recorded $6.6 million and $16.5 million of other-than-temporary impairment losses in the first six months of 2004 and 2003, respectively, primarily related to certain other asset-backed securities, collateralized mortgage obligations and certain structured notes held in our investment portfolio. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

      Derivative financial instruments — Derivative financial instruments are used as part of MoneyGram’s risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. MoneyGram does not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

      Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, requires annual impairment testing of goodwill based on the estimated fair value of MoneyGram’s reporting units. The fair value of MoneyGram’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions.

      Pension obligations — MoneyGram has trusteed, noncontributory pension plans that cover certain employees of MoneyGram and Viad, and former employees of Viad and of sold operations of Viad. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Effective January 1, 2004, benefits under the cash accumulation formula ceased accruing new benefits for service periods subsequent to December 31, 2003 with no change in benefits earned through that date. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. In determining the projected benefit obligation at December 31, 2003, MoneyGram assumed a discount rate of 6.25 percent and an expected return on plan assets of 8.75 percent, both of which were determined with the assistance of an external actuary. The weighted average assumptions used to determine the net periodic benefit cost for year ended December 31, 2003, was a discount rate of

6.75 percent, an expected return on plan assets of 8.75 percent and a rate compensation increase of 4.50 percent. MoneyGram’s pension expense was $6.9 million for 2003, not including the $3.8 million curtailment gain resulting from the freezing of the defined benefit pension plan. MoneyGram’s pension expense for the first six months of 2004 was $4.5 million.

      MoneyGram’s discount rate used in determining future pension obligations is measured on November 30 and is based on rates determined by actuarial analysis and management review.

      In developing the expected rate of return, MoneyGram employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. MoneyGram’s current asset allocation consists of approximately 55 percent in large capitalization and international equities, approximately 35 percent in fixed income securities such as long-term treasury bonds, intermediate government bonds and global bonds, approximately seven percent in a real estate limited partnership interest and three percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

      Additionally, historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

      MoneyGram’s pension assets are primarily invested in marketable securities that have readily determinable current market values. MoneyGram’s investments are rebalanced regularly to stay within the investment guidelines. MoneyGram will continue to evaluate its pension assumptions, including its rate of return, and will adjust these factors as necessary.

      Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in MoneyGram’s pension plans.

      Stock-based compensation — As permitted by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, MoneyGram uses the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, MoneyGram does not use the fair value method to value stock options in accordance with SFAS No. 123. See notes to consolidated financial statements for the pro forma impact of stock-based awards using the fair value method of accounting.

Recent Accounting Developments

      Recent accounting pronouncements are set forth in Note 2 to the consolidated financial statements and are incorporated herein by reference.

Forward Looking Statements

      The statements contained in this document regarding the business of MoneyGram International, Inc. that are not historical facts are forward-looking statements and are made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances due to a number of factors, including, but not limited to:

•	fluctuations in interest rates that may materially adversely affect revenue derived from investment of funds received from the sale of payment instruments;

•	material changes in the market value of securities we hold;

•	material changes in our need for and the availability of liquid assets;

•	successful management of the credit and fraud risks of retail agents, and the credit risk related to our investment portfolio;

•	continued growth rates approximating recent levels for consumer money transfer transactions and other payment product markets;

•	renewal of material retail agent and financial institution customer contracts, or loss of business from significant agents or customers;

•	technological and competitive changes in the payment services industry;

•	changes in laws, regulations or other industry practices and standards which may require significant systems redevelopment, reduce the market for or value of the company’s products or services or render products or services less profitable or obsolete;

•	continued political stability in countries in which MoneyGram has material agent relationships;

•	material lawsuits or investigations;

•	catastrophic events that could materially adversely impact operating facilities, communication systems and technology of MoneyGram, its clearing banks or major customers, or that may have a material adverse impact on current economic conditions or levels of consumer spending;

•	material breach of security of any of our systems; and

•	other factors more fully discussed in MoneyGram’s filings with the Securities and Exchange Commission.

      Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      MoneyGram’s market risk exposure relates to fluctuations in interest rates and to a lesser degree, relate to fluctuations in foreign exchange rates. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates and is concentrated in our investment portfolio. In addition, we pay commissions to our financial institution customers and have costs associated with our sale of receivables program which are based on short-term variable interest rates. Certain derivative instruments are used as part of our risk management strategy. Derivatives are not used for speculative purposes. We also have exposure to changing rates related to pension and postretirement plan assumptions including the expected return on plan assets, the discount rate and the health care cost trend rate.

      We are also exposed to foreign exchange risk as we have certain receivables and payables denominated in foreign currencies. We primarily utilize forward contracts to hedge our exposure to fluctuations in foreign exchange rates. Forward contracts relating to money transfer transactions generally have maturities less than thirty days and forward contracts related to the receivables and payables are generally less than twelve months. The forward contracts are recorded on the Consolidated Balance Sheets, and the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, is not significant.

      We are also exposed to short-term interest risk on our bank credit facilities. We currently do not use derivative financial instruments to hedge cash flows for these obligations.

      Fair Value Sensitivity to Interest Rate Changes. Stockholders’ equity can be affected adversely by changing interest rates, as after-tax changes in the fair value of securities classified as available-for-sale and in the fair value of derivative financial instruments are included as a component of stockholders’ equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders’ equity related to changes in the fair value of securities classified as available-for-sale, may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments. A ten percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $52.5 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $32.0 million) and an estimated increase in the fair value of derivative financial instruments of approximately $16.9 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $10.3 million) at June 30, 2004. A ten percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $42.8 million (reflected as an after-tax increase in accumulated other comprehensive income of approximately $26.1 million) and an estimated decrease in the fair value of derivative financial instruments of approximately $17.0 million (reflected as an after-tax decrease in accumulated other comprehensive income of approximately $10.4 million) at June 30, 2004. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

      Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical ten percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, effects of the swap agreements and expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $5.0 million. A hypothetical ten percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $7.9 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. During the quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

*2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc.
*3.1	Amended and Restated Certificate of Incorporation
*3.2	Bylaws of MoneyGram International, Inc.
4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10)
*4.2	Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent
*4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc.
*10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc.
*10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc.
*10.3	Interim Services Agreement, dated as of June 30, 2004, between Viad Corp and MoneyGram International, Inc.
*†10.4	MoneyGram International, Inc. 2004 Omnibus Incentive Plan
†10.5	Form of Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.5 to Amendment No. 4 to Registrant’s Form 10)
*†10.6	MoneyGram International, Inc. Management Incentive Plan, dated June 30, 2004, pursuant to the 2004 MoneyGram International, Inc. Omnibus Incentive Plan
*†10.7	MoneyGram International, Inc. Deferred Compensation Plan, as stated July 1, 2004
*†10.8	MoneyGram International, Inc. Executive Severance Plan (Tier I)
*†10.9	MoneyGram International, Inc. Executive Severance Plan (Tier II)
*†10.10	MoneyGram International, Inc. Supplemental 401(k) Plan
†10.11	Travelers Express Company, Inc. Supplemental Pension Plan (Incorporated by reference from Exhibit 10.11 to Amendment No. 3 to Registrant’s Form 10)
*†10.12	Deferred Compensation Plan for Directors of MoneyGram International, Inc.
*†10.13	Description of MoneyGram International, Inc. Director’s Charitable Matching Program
†10.14	Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10)
10.15	$350,00,000 Credit Agreement, dated as of June 29, 2004, among MoneyGram International, Inc., the Lenders named therein, and Bank One, NA, as Agent (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2004)
*10.16	MoneyGram Employee Equity Trust, effective as of June 30, 2004
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer

Exhibit
Number	Description

*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

      (b) Reports on Form 8-K

      The following Current Reports on Form 8-K were filed with or furnished to the SEC during the quarterly period covered by this report:

•	Current Report on Form 8-K dated July 29, 2004 furnishing the financial results for the Company’s 2004 second quarter ended June 30, 2004.

•	Current Report on Form 8-K filed July 1, 2004 announcing the completion of the spin-off of the Company from Viad Corp.

•	Current Report on Form 8-K filed June 30, 2004 announcing that the Company entered into a $350 million credit facility.

•	Current Report on Form 8-K dated June 17, 2004 furnishing the Company’s spin-off investor presentation materials.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONEYGRAM INTERNATIONAL, INC.
(Registrant)

By:	/s/ JEAN C. BENSON

Jean C. Benson
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)

August 13, 2004

EXHIBIT INDEX

Exhibit
Number	Description

*2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc.
*3.1	Amended and Restated Certificate of Incorporation
*3.2	Bylaws of MoneyGram International, Inc.
4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10)
*4.2	Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent
*4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc.
*10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc.
*10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc.
*10.3	Interim Services Agreement, dated as of June 30, 2004, between Viad Corp and MoneyGram International, Inc.
*†10.4	MoneyGram International, Inc. 2004 Omnibus Incentive Plan
†10.5	Form of Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.5 to Amendment No. 4 to Registrant’s Form 10)
*†10.6	MoneyGram International, Inc. Management Incentive Plan, dated June 30, 2004, pursuant to the 2004 MoneyGram International, Inc. Omnibus Incentive Plan
*†10.7	MoneyGram International, Inc. Deferred Compensation Plan, as stated July 1, 2004
*†10.8	MoneyGram International, Inc. Executive Severance Plan (Tier I)
*†10.9	MoneyGram International, Inc. Executive Severance Plan (Tier II)
*†10.10	MoneyGram International, Inc. Supplemental 401(k) Plan
†10.11	Travelers Express Company, Inc. Supplemental Pension Plan (Incorporated by reference from Exhibit 10.11 to Amendment No. 3 to Registrant’s Form 10)
*†10.12	Deferred Compensation Plan for Directors of MoneyGram International, Inc.
*†10.13	Description of MoneyGram International, Inc. Director’s Charitable Matching Program
†10.14	Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10)
10.15	$350,00,000 Credit Agreement, dated as of June 29, 2004, among MoneyGram International, Inc., the Lenders named therein, and Bank One, NA, as Agent (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2004)
*10.16	MoneyGram Employee Equity Trust, effective as of June 30, 2004
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer

Exhibit
Number	Description

*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.