Form 10-Q
period 2004-09-30
MONEYGRAM INTERNATIONAL INC
filed 2004-11-12
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

For the Quarterly Period Ended September 30, 2004
Commission File Number 001-31950

MoneyGram International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1550 Utica Avenue South, Minneapolis, Minnesota	55416
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 29, 2004, 88,556,077 shares of Common Stock, $0.01 par value, were outstanding.

PART I. Financial Information

Item 1. Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands except share data) (Unaudited)

	September 30	December 31
	2004	2003
ASSETS
Cash and cash equivalents	$—	$33,832
Cash and cash equivalents (substantially restricted) (Note 2)	788,687	1,025,026
Receivables, net (substantially restricted)	844,956	755,734
Investments (substantially restricted) (Note 4)	6,279,016	6,013,757
Property and equipment (Note 7)	90,273	95,207
Intangible assets (Note 8)	16,355	18,818
Goodwill (Note 8)	395,526	395,526
Assets of discontinued operations (Note 3)	—	641,724
Other assets	103,023	242,530

Total assets	$8,517,836	$9,222,154

LIABILITIES
Payment service obligations (Note 2)	$7,532,691	$7,421,481
Debt (Note 9)	150,000	201,351
Derivative financial instruments (Note 5)	77,307	174,588
Pension and other postretirement benefits (Note 14)	105,541	101,039
Preferred stock subject to mandatory redemption (Note 10)	—	6,733
Accounts payable and other liabilities	92,731	115,922
Liabilities of discontinued operations (Note 3)	—	332,257

Total liabilities	7,958,270	8,353,371

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 issued and outstanding	886	149,610
Additional paid-in capital	75,360	218,783
Retained income	485,519	863,944
Unearned employee benefits and other	(25,956)	(35,442)
Accumulated other comprehensive income (loss) (Note 12)	23,757	(35,208)
Treasury stock	—	(292,904)

Total stockholders’ equity	559,566	868,783

Total liabilities and stockholders’ equity	$8,517,836	$9,222,154

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data) (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
REVENUE:
Fee and other revenue (Note 2)	$128,000	$108,067	$363,706	$307,958
Investment revenue (Note 4)	77,276	76,783	231,510	245,439
Securities gains and losses, net (Note 4)	10,877	3,198	12,078	(6,001)

Total revenue	216,153	188,048	607,294	547,396

Fee commissions expense (Note 2)	47,593	37,864	132,021	104,798
Investment commissions expense (Note 2)	56,712	59,408	160,164	179,136

Total commissions expense	104,305	97,272	292,185	283,934

Net revenue	111,848	90,776	315,109	263,462

EXPENSES:
Compensation and benefits	29,320	28,499	95,709	83,098
Transaction and operations support	33,383	26,030	89,069	76,712
Depreciation and amortization	7,439	6,841	22,058	19,990
Occupancy, equipment and supplies	7,012	5,894	22,727	19,230
Interest expense	1,234	1,882	4,361	7,877
Debt tender and redemption costs	—	—	20,661	—

Total expenses	78,388	69,146	254,585	206,907

Income from continuing operations before income taxes	33,460	21,630	60,524	56,555

Income tax expense (Note 11)	8,945	3,142	17,365	5,220

Income from continuing operations (Note 3)	24,515	18,488	43,159	51,335

Income and gain from discontinued operations, net of tax	—	6,348	21,282	36,400

NET INCOME	$24,515	$24,836	$64,441	$87,735

Basic earnings per share
Income from continuing operations	$0.28	$0.22	$0.50	$0.59
Income from discontinued operations, net of tax	—	0.07	0.24	0.42

Earnings per common share	$0.28	$0.29	$0.74	$1.01

Average outstanding common shares	87,262	86,273	86,968	86,168

Diluted income per share
Income from continuing operations	$0.28	$0.22	$0.50	$0.59
Income from discontinued operations, net of tax	—	0.07	0.24	0.42

Earnings per common share	$0.28	$0.29	$0.74	$1.01

Average outstanding and potentially dilutive common shares	87,588	86,720	87,400	86,524

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$24,515	$24,836	$64,441	$87,735
Other comprehensive income:
Unrealized gains on available-for-sale securities
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense	—	—	—	30,222
Holding gains (losses) arising during the period, net of tax expense	38,989	(19,797)	(10,254)	(5,923)
Net reclassification adjustment for net realized gain (losses) included in net income, net of tax expense (benefit)	6,798	(1,951)	7,549	(6,427)

	45,787	(21,748)	(2,705)	17,872

Unrealized losses on derivative financial instruments:
Holding (losses) gains arising during the period, net of tax benefit	(28,949)	(15,920)	1,878	(46,913)
Net reclassifications from other comprehensive income to net income, net of tax benefit	18,493	21,734	57,123	64,683

	(10,456)	5,814	59,001	17,770

Unrealized foreign currency translation gains	293	415	(287)	1,071

Other comprehensive income (loss)	35,624	(15,519)	56,009	36,713

Comprehensive income	$60,139	$9,317	$120,450	$124,448

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,515	$24,836	$64,441	$87,735

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net earnings in discontinued operations	—	(6,348)	(21,282)	(36,400)
Depreciation and amortization	7,439	6,841	22,058	19,989
Investment impairment charges and adjustments	6,763	—	13,374	20,813
Provision for deferred income taxes	(2,586)	(194)	(10,883)	(12,160)
Net gain on sale of investments	(17,641)	(3,198)	(25,453)	(10,917)
Debt redemption and retirement costs	—	—	20,661	—
Net amortization of investment premium	6,097	13,206	20,714	33,629
Other noncash items, net	3,510	(4,995)	552	(3,678)
Changes in foreign currency translation adjustments	293	415	(185)	1,069
Loss on sale of property and equipment	40	—	724	94
Changes in assets and liabilities:
Other assets	9,033	(3,846)	(1,730)	646
Accounts payable and other liabilities	(1,315)	(10,572)	4,379	(12,450)

Total adjustments	11,633	(8,691)	22,929	636

Change in cash and cash equivalents (substantially restricted)	218,931	(441,158)	214,522	(143,139)
Change in receivables, net (substantially restricted)	86,728	661,525	(64,193)	(21,962)
Change in payment service obligations	(329,414)	(492,933)	111,211	443,339

Net cash provided by (used in) continuing operating activities	12,393	(256,421)	348,910	366,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments classified as available-for-sale	851,229	1,729,178	2,328,923	3,672,790
Proceeds from maturities of investment securities classified as held-to-maturity	—	—	—	283,690
Purchases of investments classified as available-for-sale	(683,071)	(1,466,292)	(2,503,979)	(4,106,165)
Purchases of property and equipment	(9,097)	(7,547)	(22,166)	(18,778)
Cash paid for acquisition of minority interest of MoneyGram International Limited				(105,080)
Proceeds from the sale of Game Financial Corporation	—	—	15,247
Other investing activities	—	(87)	(960)	(1,683)

Net cash provided by (used in) investing activities	159,061	255,252	(182,935)	(275,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt retirement	—	—	(203,429)	(94,265)
Proceeds from borrowings	—	6,102	150,000
Payments on sale of reverse repurchase agreements	(173,000)	—	—
Proceeds from exercise of options	2,445	1,593	2,902	3,033
Preferred stock redemption	—	—	(23,895)	—
Purchase of treasury stock	—	—		(976)
Cash dividends paid	(899)	(7,706)	(16,527)	(23,784)

Net cash used in financing activities	(171,454)	(11)	(90,949)	(115,992)

Net cash provided by (used in) discontinued operations	—	6,239	(108,858)	8,683

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	5,059	(33,832)	(15,926)

CASH AND CASH EQUIVALENTS - Beginning of period	—	18,140	33,832	39,125

CASH AND CASH EQUIVALENTS - End of period	$0	$23,199	$—	$23,199

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands) (Unaudited)

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	(Loss)	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total
December 31, 2003	$149,610	$218,783	$863,944	$(35,442)	$(35,208)	$(292,904)	$868,783
Net income	—	—	40,993	—	—	—	40,993
Dividends on common and preferred stock	—	—	(7,807)	—	—	—	(7,807)
Employee benefit plans	—	(4,635)	—	2,815	—	5,474	3,654
Unrealized foreign currency translation adjustment	—	—	—	—	(408)	—	(408)
Unrealized gain on available-for-sale securities	—	—	—	—	31,035	—	31,035
Unrealized loss on derivative financial instruments	—	—	—	—	(2,992)	—	(2,992)
Other, net	—	—	48	—	—	—	48

March 31, 2004	149,610	214,148	897,178	(32,627)	(7,573)	(287,430)	933,306
Net Loss	—	—	(1,067)	—	—	—	(1,067)
Dividends on common and preferred stock	—	—	(7,822)	—	—	—	(7,822)
Employee benefit plans	—	4,972	—	217	—	(345)	4,844
Unrealized foreign currency translation adjustment	—	—	—	—	(172)	—	(172)
Unrealized loss on available-for-sale securities	—	—	—	—	(76,570)	—	(76,570)
Unrealized gain on derivative financial instruments	—	—	—	—	72,448	—	72,448
Other, net	—	—	170	—	—	—	170
Spin off from Viad Corp (Note 3)	(148,724)	(139,051)	(426,556)	—	—	287,775	(426,556)

June 30, 2004	886	80,069	461,903	(32,410)	(11,867)	—	498,581
Net income	—	—	24,515	—	—	—	24,515
Dividends on common and preferred stock	—	—	(899)	—	—	—	(899)
Employee benefit plans	—	(4,709)	—	6,454	—	—	1,745
Unrealized foreign currency translation adjustment	—	—	—	—	293	—	293
Unrealized gain on available-for-sale securities	—	—	—	—	45,787	—	45,787
Unrealized loss on derivative financial instruments	—	—	—	—	(10,456)	—	(10,456)

September 30, 2004	$886	$75,360	$485,519	$(25,956)	$23,757	$—	$559,566

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands unless otherwise stated)

1. Description of the Business and Background

     MoneyGram International, Inc. offers products and services including global money transfer, urgent bill payment services, issuance and processing of money orders, processing of official checks and share drafts, controlled disbursement processing, and routine bill payment service. These products and services are offered to consumers and businesses through a network of agents and financial institution customers.

     On December 18, 2003, MoneyGram International, Inc. was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its shareholders. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88.6 million shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Shareholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date, June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. See Note 3 regarding the spin-off transaction and resulting discontinued operations of Viad.

2. Summary of Significant Accounting Policies

     Basis of Presentation—The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheets are unclassified due to the short-term nature of the settlement obligations, contrasted with the ability to invest cash awaiting settlement in long-term investment securities.

     Principles of Consolidation—The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. All material inter-company profits, transactions, and account balances have been eliminated in consolidation.

     Consolidation of Special Purpose Entities—We participate in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. These special purpose entities are included in our consolidated financial statements. Working in cooperation with certain financial institutions, we have established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or to replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. We offer the special purpose entity to certain financial institution clients as a benefit unique in the payment services industry.

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

     Management Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications—Certain reclassifications have been made to prior periods financial statements to conform to the current presentation.

     Cash and Cash Equivalents, Receivables, and Investments—We generate funds from the sale of money orders, official checks (including cashier’s checks, teller checks, and agent checks), and other payment instruments (classified as “Payment service obligations” in the Consolidated Balance Sheets), the proceeds of which are invested in cash and cash equivalents and investments until the time needed to satisfy the liability to pay the face amount of such payment service obligations upon presentment.

               Cash and Cash Equivalents (substantially restricted)—We consider cash on hand and all highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

               Receivables, net (substantially restricted)—We have receivables due from financial institutions and agents for payment instruments sold. These receivables are outstanding from the day of the sale of the payment instrument, until the financial institution or agent remits the funds to us. We provide an allowance for the portion of the receivable estimated to become uncollectible using historical charge-off and recovery patterns, as well as current economic conditions.

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

               Investments (substantially restricted)— Our investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations, and corporate debt securities. These investments are held in custody with major financial institutions. We classify securities as available-for-sale or held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2003, we determined that we no longer had the positive intent to hold to maturity the securities classified as held-to-maturity due to the desire to have more flexibility in managing the investment portfolio. Therefore, on March 31, 2003, we reclassified securities in the portfolio from held-to-maturity to available-for-sale. As a result of this reclassification, we cannot hold held-to-maturity securities until March 31, 2005. There are no securities classified as trading securities.

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

               Securities with gross unrealized losses at the consolidated balance sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115 Accounting For Certain Investments in Debt and Equity Securities, and EITF Issue No. 99-20. We write down to fair value those securities that we deem to be other-than-temporarily impaired in the period the securities are deemed to be other than temporarily impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. We evaluate mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote under EITF Issue No. 99-20. We generally consider risk of credit loss for securities rated AA and above to be remote. When an adverse change in expected cash flows occurs and if the fair value of a security is less than its carrying value, the investment is written down to fair value. Any impairment charges are included in the Consolidated Statement of Income under “Securities gains and losses, net.” Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections, which require a significant degree of management judgment as to default and recovery rates of the underlying investments.

               Substantially Restricted—We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables, and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, we restrict a portion of the funds related to these payment instruments due to contractual arrangements, and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements.

               We have unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations. The following table shows the total amount of assets restricted for payment service obligations and unrestricted assets:

	September 30	December 31
	2004	2003
Cash and cash equivalents	$788,687	$1,025,026
Receivables, net	844,956	755,734
Investments	6,279,016	6,013,757

	7,912,659	7,794,517
Amounts restricted to cover payment service obligations	7,532,691	7,421,481

Unrestricted assets	$379,968	$373,036

     Derivative Financial Instruments—We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

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

     Fair Value of Financial Instruments-The estimated fair value of financial instruments has been determined using available market information and the valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, these estimates may not be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     Property and Equipment-Property and equipment includes office equipment, software and hardware, and leasehold improvements, which are stated at cost, net of accumulated depreciation. Property and equipment is depreciated using a straight-line method over estimated useful lives ranging from two to ten years for all assets except leasehold improvements, which are amortized using the straight-line method over the lesser of the lease term or useful life of the asset. We capitalize certain software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. (See Note 7)

     Intangible Assets and Goodwill-Goodwill and certain intangible assets with indefinite lives are not amortized but instead are subject to periodic impairment testing. We performed an annual assessment of these assets during the fourth quarter 2003 and determined that there was no impairment. The fair value was estimated using the expected present value of future cash flows. Intangible assets with finite lives are amortized over their respective useful lives and tested for impairment only whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. (See Note 8)

     Payments on Long-Term Contracts-We make incentive payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments are generally required to be refunded pro rata in the event of nonperformance or cancellation by the customer and are capitalized and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties, or refunds in case of early termination. We review the carrying values of these incentive payments whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

     Income Taxes- Prior to the spin off, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. (See Note 11)

     Foreign Currency Translation-The Euro is the functional currency of MoneyGram International Limited (“MIL”), a wholly-owned subsidiary of MoneyGram. Assets and liabilities for MIL are translated into U.S. dollars based on the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the period covered. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Consolidated Balance Sheets as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

     Revenue Recognition-We derive revenue primarily through service fees charged to consumers and through investments. A description of these revenues and recognition policies are as follows:

•	Fee revenues primarily consist of transaction fees, foreign exchange revenue, and other revenue.

-	Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders, and bill payment services. The money transfer transaction fees are fixed fees per transaction that may vary based upon the face value of the amount of the transaction and the locations in which these money transfers originate and to which they are sent. Money transfer transaction fees are recognized at the time of the transaction. The money order and bill payment transaction fees are fixed fees charged on a per item basis and are recognized at the time of the transaction or sale of the product.

-	Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

-	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees, and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or billed.

•	Investment revenue is derived from the investment of funds generated from the sale of official checks, money orders and other payment instruments. These funds are available for investment until the items are presented for payment. Interest and dividends are recognized as earned.

•	Securities gains and losses are recognized on the sale of securities, and impairments are recognized on securities with gross unrealized losses and other-than-temporary impairments in the period the other-than-temporary impairment occurs.

     Fee Commissions Expense-We pay fee commissions to third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission. The commission amount is generally based on a percentage of the fee charged to the customer. Fee commissions also include the amortization of the capitalized incentive payments to agents. We generally do not pay commissions to agents on the sale of money orders.

     Investment Commissions Expense-Investment commissions expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of official checks, costs associated with swaps, and the sale of receivables program. Commissions paid to financial institution customers generally are variable based on short-term interest rates; however, a portion of the commission expense has been fixed through the use of interest rate swap agreements.

     Stock Based Compensation — Prior to the Distribution, certain of our employees participated in Viad employee incentive plans and received awards consisting of stock options, restricted stock or other deferred compensation that are described more fully in Note 15. We accounted for these stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for our stock-based compensation plans other than for performance-based and restricted stock awards, which gave rise to compensation expense aggregating $378 thousand and $397 thousand during the three months ending September 30, 2004 and

2003 respectively, and $947 thousand and $981 thousand during the nine months ending September 30, 2004 and 2003, respectively. Assuming that we had recognized compensation cost for stock options and performance-based stock awards in accordance with the fair value method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation,net income and diluted and basic income per share would be as presented in the following table. Compensation cost calculated under SFAS No. 123 is recognized ratably over the vesting period and is net of estimated forfeitures and tax benefits.

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net income, as reported	$24,515	$24,836	$64,441	$87,735
Plus: stock-based compensation expense recorded under APB 25, net of tax	—	—	—	28
Less: stock-based compensation expense determined under the fair value method, net of tax	(528)	(856)	(1,934)	(3,633)

Pro forma net income	$23,987	$23,980	$62,507	$84,130

Basic income per share:
As reported	$0.28	$0.29	$0.74	$1.01

Pro forma	$0.27	$0.28	$0.72	$0.97

Diluted income per share:
As reported	$0.28	$0.29	$0.74	$1.01

Pro forma	$0.27	$0.28	$0.72	$0.97

     For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during the first nine months of 2004 and for 2003 was $5.49 and $3.80 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	2004	2003
Expected dividend yield	0.0%	1.8%
Expected volatility	25.2%	30.4%
Risk-free interest rate	3.2%	2.7%
Expected life	5 years	5 years

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

     Recent Accounting Pronouncements - Effective March 31, 2004, EITF No. 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS 115 and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. EITF 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board

(“FASB”) issued Staff Position (“FSP”) EITF Issue 03-1-1, which delayed the effective date of the guidance on how to evaluate and recognize an impairment loss that is other than temporary, pending issuance of proposed FSP EITF Issue 03-1-a. As of September 30, 2004, we had total unrealized pre-tax losses in our available-for-sale portfolio of $17.3 million which is already reflected in Stockholders’ Equity. If we did not have the intent and ability to hold these securities until recovery, and if we had implemented EITF 03-1, this amount would have been reflected as an impairment charge in our income statement. This unrealized loss is measured as of a point in time and could fluctuate significantly as interest rates change.

     In March 2004, the FASB issued an exposure draft of a proposed standard entitled “Share Based Payment”, which would amend FAS No. 123, “Accounting for Stock-Based Compensation,” and FAS No. 95, “ Statement of Cash Flows.” The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective for the third quarter of 2005. Upon issuance of a final standard, which is expected in late 2004, we will evaluate the impact on our consolidated financial position and results of operations.

     In May 2004, the FASB issued FSP FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. We made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 on July 1, 2004 using the prospective method. Refer to Note 14 for the effects of the Act on our Consolidated Balance Sheets and Consolidated Statements of Income.

3. DISCONTINUED OPERATIONS

Viad Corp

     MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. The continuing business of Viad is referred to as “New Viad.” The spin off of New Viad was accounted for pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions and was accounted for based upon the recorded amounts of the net assets divested. On June 30, 2004, we charged directly to equity as a dividend the historical cost carrying amount of the net assets of New Viad of $426 million. As a result, the results of operations of New Viad (with certain adjustments) are included in the Statements of Consolidated Income in “Income and gain from discontinued operations” in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also included in “Income and gain from discontinued operations” for the periods ended June 30, 2004, is a one-time charge for spin-off related costs of $14.1 million.

     The results of operations of Viad, included in “Income and gain from discontinued operations” include the following:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Revenue	$—	$278,035	$414,933	$942,146
Earnings before income taxes	—	9,997	13,495	57,149
Income from discontinued operations	—	6,098	8,232	34,861

     As part of the transaction, we entered into several agreements with Viad for the purpose of governing the relationship. A Separation and Distribution Agreement provides for the principal corporate transactions required to effect the separation of MoneyGram from Viad and the spin-off and other matters governing the relationship between New Viad and MoneyGram following the spin-off. The Employee Benefits Agreement provides for the allocation of employees, employee benefit plans and associated liabilities and related assets between Viad and MoneyGram. The Interim Services Agreement provides for services to be provided by Viad for MoneyGram on an interim basis. The Tax Sharing Agreement provides for the allocation of federal, state, and foreign tax liabilities for all periods through the Distribution Date.

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

     In accordance with SFAS No. 144, the results of operations of Game Financial and the gain on the disposal of Game Financial have been reflected as components of discontinued operations. All prior periods in the historical Consolidated Statements of Income have therefore been restated. Game Financial assets and liabilities have not been restated on the Consolidated Balance Sheets. The results of operations of Game Financial, included in “Income and gain from discontinued operations” include the following:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Revenue	$—	$15,696	$10,668	$48,999
Earnings before income taxes	—	413	852	2,544
Gain on disposition	—	—	11,417	—
Income and gain from discontinued operations	—	250	13,050	1,539

     Components of Game Financial included in the Consolidated Balance Sheets at December 31, 2003 consists of the following:

Cash	$33,576
Other assets	8,687
Liabilities	22,557

Net Assets	$19,706

4. Investments (Substantially Restricted)

     The amortized cost and market value of investments by type are as follows:

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$885,643	$64,427	$(189)	$949,881
Mortgage-backed and other asset-backed securities	4,302,972	96,865	(12,829)	4,387,008
U.S. government agencies	499,359	3,083	(706)	501,736
Debt securities issued by foreign governments	—	—	—	—
Corporate debt securities	346,792	20,741	(910)	366,623
Preferred and common stock	75,427	1,295	(2,954)	73,768

Total	$6,110,193	$186,411	$(17,588)	$6,279,016

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$938,693	$73,663	$(271)	$1,012,085
Mortgage-backed and other asset-backed securities	4,092,067	92,131	(20,926)	4,163,272
U.S. government agencies	405,378	6,068	(405)	411,041
Debt securities issued by foreign governments	5,373	321	—	5,694
Corporate debt securities	323,747	23,142	(721)	346,168
Preferred and common stock	75,546	1,601	(1,650)	75,497

Total	$5,840,804	$196,926	$(23,973)	$6,013,757

     On March 31, 2003, we reclassified securities in the portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer, which were recorded in “Accumulated other comprehensive income (loss)”. At September 30, 2004 and December 31, 2003 we had no securities classified as held-to-maturity, and due to the above reclassification, we cannot classify investments as held-to-maturity until March 31, 2005.

     The amortized cost and market value of securities at September 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2004
	Amortized	Market
	Cost	Value
In one year or less	$36,837	$37,556
After one year through five years	210,536	218,556
After five years through ten years	1,007,879	1,051,973
After ten years	476,542	510,155
Mortgage-backs and other asset-backed securities	4,302,972	4,387,008
Preferred and common stock	75,427	73,768

Total	$6,110,193	$6,279,016

     At September 30, 2004 and December 31, 2003, net unrealized gains were $168.8 million ($105.5 million net of tax) and $173.0 million ($105.5 million net of taxes) respectively, and are included in the Consolidated Balance Sheets as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

     Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Gross realized gains	$21,590	$4,490	$30,487	$12,390
Gross realized losses	(3,949)	(1,292)	(5,035)	(1,854)
Other-than-temporary impairments	(6,764)	—	(13,374)	(16,537)

Securities gains and losses, net	$10,877	$3,198	$12,078	$(6,001)

     At September 30, 2004, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political sub- divisions	$9,640	$(99)	$8,830	$(89)	$18,470	$(188)
Mortgage-backed and other asset- backed securities	945,632	(7,241)	153,508	(5,589)	1,099,140	(12,830)
U.S. government agencies	122,972	(706)	—	—	122,972	(706)
Corporate debt securities	53,401	(647)	7,437	(263)	60,838	(910)
Preferred and common stock	4,010	(454)	7,500	(2,500)	11,510	(2,954)

Total	$1,135,655	$(9,147)	$177,275	$(8,441)	$1,312,930	$(17,588)

     At December 31, 2003, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political sub- divisions	$18,670	$(271)	$—	$—	$18,670	$(271)
Mortgage-backed and other asset- backed securities	1,383,395	(14,554)	163,036	(6,372)	1,546,431	(20,926)
U.S. government agencies	81,747	(405)	—	—	81,747	(405)
Corporate debt securities	38,319	(721)	—	—	38,319	(721)
Preferred and common stock	—	—	8,350	(1,650)	8,350	(1,650)

Total	$1,522,131	$(15,951)	$171,386	$(8,022)	$1,693,517	$(23,973)

     We have determined that the unrealized losses reflected above represent temporary impairments. Twenty-seven securities and nineteen securities had unrealized losses for more than 12 months as of September 30, 2004 and December 31, 2003, respectively. We believe that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants rather than a fundamental weakness in the credit quality of the issuer or underlying assets.

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

     The notional amount of the swap agreements totaled $3.5 billion and $3.1 billion at September 30, 2004 and December 31, 2003, respectively, with an average fixed pay rate of 4.79%, and 5.0% and an average variable receive rate 1.7% and 0.9% at September 30, 2004 and December 31, 2003, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds, or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount we pay and the variable amount we receive is reflected in our Consolidated Statements of Income through “Investment commissions expense”. We estimate that approximately $40.4 million (net of tax), of the unrealized loss reflected in Stockholders’ Equity as of September 30, 2004, will be reflected in our income statement through “Investment commissions expense” within the next 12 months as the swap payments are settled. The agreements expire as follows:

Notional
Amount
2004	$100,000
2005	975,000
2006	620,000
2007	1,200,000
2008 and after	602,000

$3,497,000

     The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material.

     Fair value hedges are hedges that mitigate the risk of change in the fair values of assets, liabilities and certain types of firm commitments. We use fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings consistent with the hedged transaction in the Consolidated Statements of Income under the caption “Investment revenue.” Realized gains of $2.1 million were recognized on fair value hedges discontinued during 2003. One fair value hedge was terminated during 2004, resulting in no gain or loss.

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

6. Sale of Receivables

     We have an agreement to sell undivided percentage ownership interests in certain receivables primarily from our money order agents. These receivables are sold to two commercial paper conduit trusts and represent a small percentage of the total assets in each trust. Our rights and obligations are limited to the receivables transferred, and the transactions are accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, are not recorded or consolidated in our financial statements. The agreement expires in June 2006. The receivables are sold to accelerate the cash flow for investments. The aggregate amount of receivables sold at any time cannot exceed $450 million. The balance of sold receivables as of September 30, 2004, and December 31, 2003 was $362 million and $329 million respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income under the caption “Investment commissions expense.” The agreement includes a 5% holdback provision of the purchase price of the receivables. The average receivables sold approximated $400 million and $428 million during the three months ended September 30, 2004, and 2003, respectively, and $408 million and $434 million during the nine months ended September 30, 2004 and 2003, respectively. The expense of selling the agent receivables was $2,525 and $2,277 for the three months ended September 30, 2004 and 2003, respectively, and $6,852 and $7,369 for the nine months ended September 30, 2004, and 2003, respectively.

7. Property and Equipment

     Property and equipment consist of the following:

	September 30	December 31
	2004	2003
Office furniture, equipment and leasehold improvements	$16,866	$21,831
Agent equipment	112,688	111,001
Computer hardware and software	81,369	76,664

	210,923	209,496
Accumulated depreciation	(120,650)	(114,289)

	$90,273	$95,207

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Depreciation of office furniture, equipment, and leasehold improvements	$2,716	$2,483	$8,160	$6,990
Depreciation on agent equipment	2,216	2,264	6,504	6,770
Amortization expense of capitalized software	1,984	1,619	5,850	4,805

Total depreciation expense	$6,916	$6,366	$20,514	$18,565

     Included in computer hardware and software are capitalized software development costs. At September 30, 2004 and December 31, 2003, the net capitalized costs were $32,842 and $35,926 respectively.

     During the third quarter 2004, we determined an impairment of $3.1 million of software costs related primarily to a joint development project with Concord EFS utilizing ATMs to facilitate money transfers. The impairment was related to our Global Funds Transfer segment and is included on the Consolidated Statements of Income in “Transaction and operations support.”

8. Intangibles and Goodwill

	September 30, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Amortized intangible assets:
Customer lists	$28,688	$(18,128)	$10,560
Patents	13,200	(10,854)	2,346
Trademarks	480	(158)	322

	42,368	(29,140)	13,228
Unamortized intangible assets:
Pension intangible assets	3,127	—	3,127

Total intangible assets	$45,495	$(29,140)	$16,355

     During the third quarter of 2004, we evaluated the recoverability of certain purchased customer list intangibles due to the expected departure of a particular customer. To determine recoverability, we estimated future cash flows over the remaining useful life and calculated the fair value. An impairment loss of $2.1 million was recognized for the amount in which the carrying amount exceeded the fair value amount. This loss is included on the Consolidated Statements of Income in “Transaction and Operations support” in our Payment Systems segment.

	December 31, 2003
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Amortized intangible assets:
Customer lists	$29,607	$(17,062)	$12,545
Patents	13,200	(10,385)	2,815
Trademarks	480	(149)	331

	43,287	(27,596)	15,691
Unamortized intangible assets:
Pension intangible assets	3,127	—	3,127

Total intangible assets	$46,414	$(27,596)	$18,818

     Intangible asset amortization for the three months ended September 30, 2004 and 2003 was $522 and $475, respectively. Intangible asset amortization expense for the nine months ended September 30, 2004 and 2003 was $1,544 and $1,425 respectively.

     Estimated remaining amortization expense for years ending December 31 is:

2004	$554
2005	2,214
2006	1,959
2007	1,959
2008	1,646

     There were no additions to goodwill and no goodwill impairment losses during the first nine months of 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

January 1, 2003	$297,704
Acquisition of minority interest in MoneyGram International Limited	97,822

December 31, 2003	$395,526

9. Debt

     In connection with the spin-off, we entered into bank credit facilities providing availability of up to $350 million, in the form of a $250 million 4 year revolving credit facility, and a $100 million term loan. On June 30, 2004 we borrowed $150 million (consisting of the $100 million term loan and $50 million under the revolving credit facility) that we paid to Viad. The interest rate on both the term loan and the credit facility is an indexed rate of LIBOR plus 60 basis points and reprices monthly. On September 30, 2004, the interest rate was 2.43% (exclusive of the effects of commitment fees and other costs). The interest rate is subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. Any advances drawn on the revolving credit facility must be repaid by June 30, 2008. The loans are unsecured obligations of MoneyGram, and are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. The proceeds from any future advances may be used for general corporate expenses and to support letters of credit.

     Borrowings under the facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At September 30, 2004, we were in compliance with these covenants. There are other restrictions that are customary for facilities of this type including limits on dividends, indebtedness, stock repurchases, asset sales, merger, acquisitions and liens.

     In connection with the spin-off, Viad repurchased substantially all of its outstanding medium-term notes and subordinated debentures in the amount of $52.6 million. The amounts not paid off were retained by New Viad. Viad also repaid all of its outstanding commercial paper in the amount of $188 million and retired its industrial revenue bonds of $9 million.

     On December 31, 2003, debt included the historical debt of Viad excluding the portion directly allocable to New Viad as follows:

		Weighted Avg
	Amount	Interest Rate
Commercial Paper	$168,000	1.1%
Senior notes	35,000	6.3%
Other obligations	9,848	3.6%
Subordinated debt	18,503	5.0%

	231,351
Portion allocated to Viad Corp	(30,000)	10.5%

	$201,351

10. $4.75 Preferred Stock Subject to Mandatory Redemption

     Preferred stock consists of Viad’s preferred stock, which Viad redeemed in connection with the spin-off. At December 31, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock which were subject to mandatory redemption provisions with a stated value of $100 per share, of which 328,352 shares issued. Of the total shares issued, 234,983 shares were outstanding at a net carrying value of $6.7 million, and 93,369 where held by Viad. On July 1, 2003, Viad adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and accordingly, the $4.75 preferred stock was classified as a liability under the caption “$4.75 Preferred stock subject to mandatory redemption” in the Consolidated Balance Sheets. In addition, dividends of $572,000 declared subsequent to the adoption of SFAS No. 150 have been included as interest expense in the Consolidated Statements of Income. In periods prior to July 1, 2003, dividends on the $4.75 preferred stock were reported as an adjustment to income to compute income available to common shareholders.

11. Income Taxes

     Income tax expense related to continuing operations consists of:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Current:
Federal	$6,001	$1,254	$13,817	$13,159
State	3,609	669	4,764	2,732
Foreign	1,921	1,413	9,667	1,489

	11,531	3,336	28,248	17,380
Deferred	(2,586)	(194)	(10,883)	(12,160)

	$8,945	$3,142	$17,365	$5,220

     A reconciliation of the expected federal income tax at statutory rates to the actual taxes provided on income from continuing operations is:

	Nine months ended September 30
	2004	%	2003	%
Income tax at statutory federal income tax rate	$21,183	35.0%	$19,794	35.0%
Tax effect of:
State income tax, net of federal income tax effect	2,829	4.7%	1,199	2.1%
Debt redemption costs	6,690	11.1%	—	0.0%
Other	(583)	-1.0%	492	0.9%

	30,119	49.8%	21,485	38.0%
Tax-exempt income	(12,754)	-21.1%	(16,265)	-28.8%

Income tax expense	$17,365	28.7%	$5,220	9.2%

     Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. Temporary differences, which give rise to deferred tax assets (liabilities), are:

	September 30	December 31
	2004	2003
Depreciation and amortization	$(27,397)	$(24,670)
State income taxes	(2,242)	(1,172)
Bad debt and other reserves	2,800	1,997
Postretirement benefits and other employee benefits	40,575	41,537
Prepaid expenses and other assets	(10,955)	(12,364)
Miscellaneous reserves and accruals	6,348	6,646
Unrealized gain on securities classified as available-for-sale	(63,309)	(67,605)
Unrealized loss on derivative financial investments	28,453	68,072
Basis difference in revalued investments	28,374	24,889
Alternative Minimum Tax credits	35,464	34,464
Other deferred assets	6,592	4,604
Other deferred liabilities	(6,600)	(5,765)

Net deferred tax assets	$38,103	$70,633

     Components of net deferred taxes on the Consolidated Balance Sheets include:

	September 30	December 31
	2004	2003
Deferred tax assets	$148,606	$182,209
Deferred tax liabilities	(110,503)	(111,576)

	$38,103	$70,633

     We have not established a valuation reserve for the deferred tax assets since we believe it is more likely than not that the deferred tax assets will be realized. Net deferred taxes are included in the Consolidated Balance Sheets in “Other assets.”

     Prior to the spin off, Income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. As part of the Distribution, we entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns.

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

12. Stockholders’ Equity

     MoneyGram’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $.01 and 7,000,000 shares of preferred stock with a par value of $.01. On the Distribution Date, MoneyGram was recapitalized such that the number of shares of MoneyGram common stock outstanding was equal to the number of shares of Viad common stock outstanding at the close of business on the record date. At September 30, 2004, no preferred stock was issued and outstanding. Stockholders’ equity at December 31, 2003 consisted of 200,000,000 common shares authorized, 99,739,925 shares issued with a $1.50 par value representing Viad’s common stock.

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

     On August 19, 2004, the Board of Directors declared the Company’s initial, regular quarterly cash dividend of $.01 per share on the common stock. The dividend was paid on October 1, 2004 to stockholders of record at the close of business on September 16, 2004. The total amount of the dividend was $899 thousand.

     The components of Accumulated other comprehensive income (loss) include:

	September 30	December 31
	2004	2003
Unrealized gain on securities classified as available-for-sale	$105,514	$105,263
Unrealized loss on derivative financial instruments	(47,470)	(106,472)
Cumulative foreign currency translation adjustments	4,249	4,537
Minimum pension liability adjustment	(38,536)	(38,536)

	$23,757	$(35,208)

13. Earnings Per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during each period presented equals Viad’s historical weighted average number of common shares outstanding for applicable periods.

     The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Income from continuing operations	$24,515	$18,488	$43,159	$51,335
Preferred stock dividend	—	—	—	(572)

Income available to common stockholders	$24,515	$18,488	$43,159	$50,763

Average outstanding common shares	87,262	86,273	86,968	86,168
Additional dilutive shares related to stock-based compensation	326	447	432	356

Average outstanding and potentially dilutive common shares	87,588	86,720	87,400	86,524

Basic income per share from continuing operations	$0.28	$0.22	$0.50	$0.59

Diluted income per share from continuing operations	$0.28	$0.22	$0.50	$0.59

Dividends	$0.01	$0.09	$0.19	$0.27

     Options to purchase 3,195,726 and 3,432,258 shares of common stock were outstanding at September 30, 2004 and December 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

14. Pensions and Other Benefits

     Pension Benefits- Prior to the Distribution, MoneyGram was a participating employer in the Viad Companies Retirement Income Plan (the “Plan”) of which the plan administrator was Viad. At the time of the Distribution, we assumed sponsorship of the Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/Giltspur subsidiary, and one sold business, which approximates 8% of consolidated Viad’s benefit obligation at December 31, 2003. Effective December 31, 2003, benefits under the Plan ceased accruing with no change in benefits earned through this date, and a curtailment gain of $3.8 million was recorded in “Compensation and benefits” of the Consolidated Statement of Income. It is our policy to fund the minimum required contribution for the year. MoneyGram’s benefit obligation related to pension plans at December 31, 2003 was $137.5 million. We have contributed $1.9 million to our funded pension plan during the first nine months of 2004, and presently anticipate contributing $315 thousand more during the remainder of 2004.

     Supplemental Executive Retirement Plan -In connection with the spin-off, we assumed responsibility for all but a portion of the Viad Supplemental Executive Retirement Plan (“ViadSERP”), while Viad retained the benefit obligation related to two of its subsidiaries, which represents 13% of consolidated Viad’s benefit obligation at December 31, 2003. Another supplemental executive retirement plan, the MoneyGram International, Inc. SERP (“MoneyGram SERP”), is a nonqualified defined benefit pension plan which provides postretirement income to eligible employees selected by the Board of Directors such that the SERP is eligible for exemption under Parts Two, Three, and Four of Title I of the Employee Retirement Income Security Act of 1974, as amended. Our benefit obligation related to the combined SERPs at December 31, 2003 was $48.3 million. We have paid $2.0 million of benefits during the first nine months of 2004, and presently anticipate paying an additional $684 thousand in the fourth quarter of 2004.

     Net periodic pension cost for the defined benefit pension plan and combined SERPs includes the following components:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost	$465	$675	$1,394	$2,237
Interest cost	2,800	2,808	8,400	8,454
Expected return on plan assets	(2,176)	(2,428)	(6,528)	(7,199)
Amortization of prior service cost	192	129	576	387
Recognized net actuarial loss	960	433	2,885	1,448

Net periodic pension cost	$2,241	$1,617	$6,727	$5,327

     Postretirement Benefits Other Than Pensions-We have unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. Upon the Distribution, we assumed the benefit obligation for current and former employees assigned to MoneyGram. Viad retained the benefit obligation for postretirement benefits other than pensions for all Viad and non-MoneyGram employees with the exception of one executive. Our benefit obligation at December 31, 2003 related to the postretirement benefits other than pensions was $10.7 million. We anticipate paying $81 thousand related to our other postretirement benefits during the fourth quarter of 2004.

     Net periodic postretirement benefit cost includes the following components

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost	$149	$125	$446	$374
Interest cost	160	149	481	447
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(72)	(72)	(216)	(216)
Recognized net actuarial loss	15	9	46	25

Net periodic postretirement benefit cost	$252	$211	$757	$630

     In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (the “Act”) which was enacted into law on December 8, 2003. The Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy, effective for the first reporting period beginning after June 15, 2004. The Company adopted FSP FAS 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Postretirement Benefit Obligation (APBO) of $1.4 million is recognized over future periods. This reduction in the APBO is due to a subsidy available on benefits provided to plan participants determined to be actuarially equivalent to the Act. The postretirement benefits expense for the second half of 2004 will be $90 thousand less due to the reductions in the APBO and the current period service cost.

     Employee Savings Plan -We have an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $1.4 million and $1.6 million in the first nine months of 2004, and 2003. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Employees Stock Ownership Plan (the ''Viad ESOP’’) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an Employee Stock Ownership Plan.

     Employee Equity Trust-Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to a MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. The fair market value of the shares held by this Trust, representing unearned employee benefits is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated. As of September 30, 2004, 1,390,163 shares of MoneyGram common stock remained in the trust.

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

     Stock options granted in 2004 are exercisable one fifth after one year, and one fifth each subsequent year until fully vested after the fifth anniversary of the grant date, and have a term of 7 years. Stock options granted in 2003 are exercisable one third after one year, two thirds after two years and the balance after three years from the date of grant, and have a term of 10 years. Stock options granted in calendar years 2002 and prior are exercisable 50 percent after one year with the balance exercisable after two years from the date of grant. All stock options granted since 1998 contain certain forfeiture and non-compete provisions.

     Restricted stock and performance-based restricted stock awards of 287,900 shares were granted during the first nine months of 2004 at a weighted average price (based on fair market value at the date of grant) of $17.30, and vest three years from the date of grant. On the Distribution Date, our Chairman of the Board was granted a restricted stock award under our 2004 Omnibus Incentive Plan of 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares will vest on June 30, 2006. Restricted stock and performance-based restricted stock awards of 415,700 shares were granted in 2003 at a weighted average price (based on fair market value at the date of grant) of $15.62. The restricted stock awards vest three years from the date of grant. Performance-based restricted stock awards granted in 2003 vested one third after the first year and will vest two thirds after two years and the balance after three years from the date of grant because incentive performance targets established in the year of grant were achieved. Future vesting is subject generally to continued employment with MoneyGram or Viad. Full ownership of shares could vest on an accelerated basis if performance targets established are met at certain achievement levels. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

     Information with respect to MoneyGram stock options for the periods ended is as follows:

		Weighted
	Total	Average	Options
	Shares	Exercise Price	Exercisable
Options outstanding at December 31, 2002	5,460,465	$17.36	3,711,237
Granted	937,150	15.66
Exercised	(297,865)	10.54
Canceled	(469,291)	18.74

Options outstanding at December 31, 2003	5,630,459	17.31	4,322,053

Granted	724,700	17.30
Exercised	(452,498)	16.15
Canceled	(190,391)	13.58

Options outstanding at September 30, 2004	5,712,270	17.97	4,458,987

     The following table summarizes information concerning stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$9.30 to $15.61	1,491,912	5.7 years	$14.12	943,560	$13.26
$15.67 to $18.87	1,405,582	5.5 years	17.70	1,394,251	17.71
$19.00 to $19.32	1,618,722	6.4 years	19.24	927,622	19.18
$19.37 to $21.25	766,054	7.5 years	20.78	763,554	20.78
$22.46 to $22.47	430,000	4.6 years	22.46	430,000	22.46

$9.30 to $22.46	5,712,270	6.0 years	$17.97	4,458,987	$18.06

16. Commitments and Contingencies

     We have various noncancelable operating leases for buildings and equipment. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are:

2004	$5,423
2005	5,420
2006	5,173
2007	4,993
2008	5,055
Later	25,355

     We are party to litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

     At September 30, 2004 , we have various reverse repurchase agreements and overdraft facilities totaling $2.2 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount are agreements with one of the clearing banks totaling $1.0 billion. We were in compliance with these covenants at September 30, 2004. At December 31, 2003, $2.0 million was outstanding under an overdraft facility.

     We have agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2004, the total amount of unfunded commitments related to these agreements was $12.8 million.

17. SEGMENT INFORMATION

     Our business is conducted through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. No single customer in either segment accounted for more than 10% of total revenue during the first nine months of 2004.

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

     We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, we allocate revenue to our segments based upon allocated average investable balances and an allocated yield. Average investable balances are allocated to our segments based on the average balances generated by that segment’s sale of payment instruments. The investment yield is generally allocated based on the total average total investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our swap portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances.

     The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenue:
Global Funds Transfer	$137,688	$114,916	$386,821	$331,642
Payment Systems	78,465	73,132	220,473	215,754

	$216,153	$188,048	$607,294	$547,396

Operating income:
Global Funds Transfer	$27,393	$24,453	$73,148	$70,312
Payment Systems	9,429	3,650	24,468	7,328

	36,822	28,103	97,616	77,640
Debt tender and redemption costs	—	—	20,661
Interest expense	1,234	1,882	4,361	7,877
Other unallocated expenses	2,128	4,591	12,070	13,208

Income from continuing operations before income taxes	$33,460	$21,630	$60,524	$56,555

Depreciation and amortization:
Global Funds Transfer	$6,342	$5,907	$18,840	$17,380
Payment Systems	1,097	934	3,218	2,610

	$7,439	$6,841	$22,058	$19,990

Capital expenditures:
Global Funds Transfer	$7,389	$5,824	$20,105	$11,809
Payment Systems	1,708	1,642	2,060	1,663

	$9,097	$7,466	$22,165	$13,472

     The following table reconciles segment assets to total assets reported in the financial statements.

	September 30	December 31
	2004	2003
Assets:
Global funds transfer	$2,433,042	$2,700,500
Payment systems	6,083,634	6,112,957
Corporate	1,160	408,697

Total assets	$8,517,836	$9,222,154

     Geographic areas- Our foreign operations are located principally in Europe. We define foreign revenues as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are principally located in the United States.

     The table below presents revenue by major geographic area:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
United States	$175,556	$156,138	$496,011	$458,628
Foreign	40,597	31,910	111,283	88,768

	$216,153	$188,048	$607,294	$547,396

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

     The businesses of MoneyGram consist solely of the payment services business. The continuing business of Viad, which is referred herein to as ''New Viad,’’ consists of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona. Notwithstanding the legal form of the spin-off, due to the relative significance of MoneyGram to Viad, MoneyGram is considered the divesting entity and treated as the accounting successor to Viad for financial reporting purposes in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-11 Accounting for Reverse Spinoffs. The spin-off of New Viad has been accounted for pursuant to Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions. MoneyGram charged directly to equity as a dividend $426.6 million, which is the historical cost carrying amount of the net assets of New Viad.

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

Our Business:

     MoneyGram operates in two reportable business segments (previously reported as the payment services segment by Viad) as follows:

               Global Funds Transfer - this segment provides global money transfer services, money orders and bill payment services to consumers through a network of agents. Fee revenues are driven by transaction volume and contract pricing. In addition, investment and related income is generated by investing funds received from the sale of money orders until the instruments are settled.

               Payment Systems - this segment provides financial institutions with payment processing services, primarily official check outsourcing services, and money orders for sale to their customers, and processes controlled disbursements. Investment and related income is generated by investing funds received from the sale of payment instruments until such instruments are settled. In addition, revenue is derived from fees paid by its customers.

Basis of Presentation:

     Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the historical results of operations of Viad in discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There are certain amounts related to other investment income, debt and costs associated with Viad’s centralized corporate functions that are related to Viad but in accordance with GAAP, are not allowed to be reflected in discontinued operations. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the periods presented.

Highlights:

     The following are financial highlights and other recent trends of the third quarter 2004:

•	Strong performance of the Global Funds Transfer segment. Segment revenue grew nearly 20 percent in the third quarter 2004, driven by 27 percent revenue growth of global money transfer.

•	Net investment margin of 1.22 percent, computed as shown in Table 4. As expected, this was less than second quarter 2004 net investment margin of 1.39 percent due to an increase in short-term interest rates mitigated by our hedging strategy.

•	Net securities gains of $10.9 million pre-tax ($6.8 million after tax, which amounts to $0.08 per share). These net securities gains resulted primarily from the early pay off of a security held in the investment portfolio, impairments of certain securities, and realized losses from repositioning the portfolio.

•	A charge of $3.1 million pre-tax ($1.9 million after tax, which amounts to $0.02 per share) for capitalized technology costs related primarily to a discontinued development project with Concorde EFS. The charge is included in “Transaction and operations support” expense.

•	A charge of $2.1 million pre-tax ($1.3 million after tax, which amounts to $0.02 per share) for other intangible assets. The charge is included in “Transaction and operations support” expense.

•	Our money order transaction volume has been relatively flat in 2004, despite a market trend of declining paper-based instruments. The trend in paper-based payment instruments is estimated to be an annual decline of 7 to 10 percent.

In 2002 and 2003, we faced market challenges and difficult economic conditions. While our businesses experienced increased transaction volume and higher investment balances, our operating income growth was slowed due to historically low interest rates and unprecedented mortgage refinancing activity. With higher average float balances from greater numbers of official checks issued for mortgage refinancings, and accelerated prepayments from mortgage-backed securities in our portfolio, funds were invested or reinvested at historically low interest rates. In 2004, the refinancing activity declined from 2003 causing average investable balances to decline. Furthermore, we recorded significant other-than-temporary impairment losses and adjustments on certain investments in 2003 and 2004.

In March 2004, we completed the sale of Game Financial Corporation for approximately $43 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded an after-tax gain of approximately $11 million in the first quarter of 2004. In addition, in June 2004, we recorded an after-tax gain of $1.1 million from the settlement of a lawsuit brought by Game Financial Corporation. These amounts are reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax.”

RESULTS OF OPERATIONS

Financial Summary

     During the third quarter total revenue increased by $28.1 million or 15 percent and net revenue increased $21.1 million or 23 percent, primarily driven by transaction growth in the money transfer business as well as an increase in net securities gains. Total operating expenses excluding commissions increased by $9.2 million or 13 percent, primarily due to the technology and intangible asset charges of $5.2 million. Excluding these charges, total operating expenses increased by approximately $4 million or 6 percent primarily due to transaction and operations support costs.

Table 1 — Quarter Results of Operations

				As a percentage
	Quarter Ended September 30		2004 vs	of Revenue
	2004	2003	2003	2004	2003
	(Dollars in thousands)
REVENUE:
Fee and other revenue	$128,000	$108,067	18%	59%	57%
Investment revenue	77,276	76,783	1%	36%	41%
Securities gains and losses, net	10,877	3,198	240%	5%	2%

Total revenue	216,153	188,048	15%	100%	100%

Fee commissions expense	47,593	37,864	26%	22%	20%
Investment commissions expense	56,712	59,408	(5%)	26%	32%

Total commissions expense	104,305	97,272	7%	48%	52%

Net revenue	111,848	90,776	23%	52%	48%

EXPENSES:
Compensation and benefits	29,320	28,499	3%	14%	15%
Transaction and operations support	33,383	26,030	28%	15%	14%
Depreciation and amortization	7,439	6,841	9%	3%	4%
Occupancy, equipment and supplies	7,012	5,894	19%	3%	3%
Interest expense	1,234	1,882	(34%)	1%	1%
Total expenses	78,388	69,146	13%	36%	37%

Income from continuing operations before income taxes	33,460	21,630	55%	15%	12%

Income tax expense	8,945	3,142	185%	4%	2%

Income from continuing operations	$24,515	$18,488	33%	11%	10%

     During the first nine months of 2004 total revenue increased by $59.9 million or 11 percent and net revenue increased $51.6 million or 20 percent, primarily driven by transaction growth in the money transfer business as well as an increase in net securities gains. Total operating expenses excluding commissions increased by $47.7 million or 23 percent, primarily due to the debt tender and redemption costs of $20.7 million related to the redemption of Viad’s preferred shares and tender of its subordinated debt and medium term notes in connection with the spin off, and the technology and intangible asset charges of $5.2 million. Excluding these charges, total operating expenses increased by approximately $21.8 million or 10.5 percent primarily due to transaction and operations support costs.

Table 2 — Year-to-Date Results of Operations

				As a percentage
	Nine Months Ended September 30		2004 vs	of Revenue
	2004	2003	2003	2004	2003
	(Dollars in thousands)
REVENUE:
Fee and other revenue	$363,706	$307,958	18%	60%	56%
Investment revenue	231,510	245,439	-6%	38%	45%
Securities gains and losses, net	12,078	(6,001)	301%	2%	-1%

Total revenue	607,294	547,396	11%	100%	100%

Fee commissions expense	132,021	104,798	26%	22%	19%
Investment commissions expense	160,164	179,136	(11%)	26%	33%

Total commissions expense	292,185	283,934	3%	48%	52%

Net revenue	315,109	263,462	20%	52%	48%

EXPENSES:
Compensation and benefits	95,709	83,098	15%	16%	15%
Transaction and operations support	89,069	76,712	16%	15%	14%
Depreciation and amortization	22,058	19,990	10%	4%	4%
Occupancy, equipment and supplies	22,727	19,230	18%	4%	4%
Interest expense	4,361	7,877	(45%)	1%	1%
Debt tender and redemption costs	20,661	—	NM	3%	0%

Total expenses	254,585	206,907	23%	42%	38%

Income from continuing operations before income taxes	60,524	56,555	7%	10%	10%

Income tax expense	17,365	5,220	233%	3%	1%

Income from continuing operations	$43,159	$51,335	(16%)	7%	9%

NM — Not Meaningful

Revenue

Table 3 — Net Fee Revenue Analysis

	Quarter Ended September 30		2004 vs	Nine months ended September 30		2004 vs
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
Fee and other revenue	$128,000	$108,067	$19,933	$363,706	$307,958	$55,748
Fee commissions expense	47,593	37,864	9,729	132,021	104,798	27,223

Net fee revenue	$80,407	$70,203	$10,204	$231,685	$203,160	$28,525

Commissions as a % of revenue	37.2%	35.0%		36.3%	34.0%

     Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions. It is a growing portion of our total revenue, increasing to 60 percent of total revenue for the third quarter of 2004 from 56 percent for the third quarter of 2003. Fee and other revenue in the third quarter 2004 and September year to date was up 18 percent compared to the prior year periods. These increases are primarily driven by transaction growth in our money transfer and urgent bill payment products, with volume increasing 35 percent and 34 percent during the three and nine-month periods ended September 30, 2004, compared to prior periods. Revenue growth rates are lower than money transfer transaction growth rates due to targeted pricing initiatives in the money transfer business as well as product mix (higher money transfer transaction growth with flat money order growth).

     Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 26 percent for both the three and nine-month periods ended September 30, 2004, compared to the prior year periods, primarily driven by higher transaction volume.

     Net fee revenue increased $10.2 million or 15 percent in the third quarter of 2004 and $28.5 million or 14 percent in the first nine months in 2004, driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to the targeted pricing initiatives as well as product mix.

     Investment revenue remained relatively flat in the third quarter 2004 over 2003 as increased revenue due to higher yield was offset by a decline in revenue due to lower average investable balances. Investment revenue in the September 2004 year-to-date period declined 6 percent compared to the same period in 2003 primarily driven by lower average investable balances. The higher average investable balances in 2003 were driven by the unprecedented mortgage refinancing activity that occurred during late 2002 and into 2003 due to the dramatic decline in interest rates. Refinancing activities caused an increase in the sale of official checks and, therefore, an increase in our average investable balances. In 2004, the refinancing activity declined from 2003 causing average investable balances to decline. The refinancing activity in 2003 also caused a significant increase in the prepayments of mortgage-backed debt securities in our investment portfolio which we reinvested at lower interest rates.

     Investment commissions expense consists of commissions paid to our financial institution customers based on short-term interest rate indices on the outstanding balances of official checks and money orders sold by that financial institution. Investment commissions expense in the third quarter of 2004 declined by 5 percent from the same period in 2003 as swap costs declined, offset slightly by higher commissions paid to financial institution customers as a result of higher short-term rates. Investment commissions expense in the first nine months of 2004 declined by 11 percent from the same period last year primarily due to lower average notional swap balances and lower average investable balances.

     Net investment revenue increased 18 percent in the third quarter of 2004 compared to the prior year and the net interest margin was 1.22 percent, up 29 basis points over the prior year third quarter. Net investment revenue increased by 8 percent in the year-to-date period 2004 compared to 2003 and the net interest margin was 1.42 percent, up 17 basis points over the prior year. The net interest margins in 2003 were impacted by the unprecedented mortgage refinancing activity and the 2004 net interest margins benefited from declining swap costs.

Table 4 — Net Investment Revenue Analysis

	Quarter Ended September 30		2004 vs	Nine Months Ended September 30		2004 vs
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
Components of net investment revenue:
Investment revenue	$77,276	$76,783	$493	$231,510	$245,439	$(13,929)
Investment commissions expense (1)	56,712	59,408	(2,696)	160,164	179,136	(18,972)

Net investment revenue	$20,564	$17,375	$3,189	$71,346	$66,303	$5,043

Average balances:
Cash equivalents and investments	$6,714,587	$7,390,634	($676,047)	$6,729,216	$7,090,293	($361,077)
Payment service obligations (2)	5,315,246	6,034,968	(719,722)	5,328,344	5,723,746	(395,402)
Average yields earned and rates paid (3):
Investment yield	4.58%	4.12%	0.46%	4.60%	4.63%	-0.03%
Investment commission rate	4.24%	3.91%	0.33%	4.02%	4.18%	-0.16%
Net investment margin	1.22%	0.93%	0.29%	1.42%	1.25%	0.17%

(1)	Investment commissions expense reported includes payments made to financial institution customers, costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($400 million and $428 million for the third quarter of 2004 and 2003, respectively, and $408 million and $434 million for the first nine months of 2004 and 2003, respectively) as these are not recorded on the consolidated balance sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance divided by the number of days in the period presented and multiplied by the number of days in the year.

     Securities gains and losses, net, increased in the third quarter as a result of the early pay off of a security held in the investment portfolio, offset by impairments of certain securities with other-than-temporary unrealized losses, and realized losses from repositioning of the portfolio. Impairments resulted primarily from an evaluation of airline sector collateral which experienced adverse changes in estimated future cash flows in the periods reported.

Table 5 — Summary of Gains, Losses and Impairments

	Quarter Ended September 30		2004 vs	Nine Months Ended September 30		2004 vs
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
Gross realized gains	$21,590	$4,490	$17,100	$30,487	$12,390	$18,097
Gross realized losses	(3,949)	(1,292)	(2,657)	(5,035)	(1,854)	(3,181)
Other-than-temporary impairments	(6,764)	—	(6,764)	(13,374)	(16,537)	3,163

Securities gains and losses, net	$10,877	$3,198	$7,679	$12,078	$(6,001)	$18,079

Expenses

     Expenses include various MoneyGram operating expenses, other than commissions. As MoneyGram is the accounting successor to Viad, these expenses through June 30, 2004, also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in expenses for the first six months of 2004 is approximately $10.0 million that will not be incurred by MoneyGram in the future. However, we are obligated under the Interim Services Agreement to pay approximately $1.6 million annually, beginning on July 1, 2004, for certain corporate services provided to MoneyGram by Viad. During the third quarter 2004, MoneyGram incurred approximately $2.0 million in public company and related expenses and expects to incur approximately $3.0 million of such expenses in the fourth quarter 2004.

     Following is a discussion of the operating expenses for the third quarter and year-to-date periods as presented in Tables 1 and 2.

     Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits increased 3 percent and 15 percent in the three and nine month periods ended September 30, 2004, compared to 2003 primarily driven by incentive accruals. Because of the significant impact that declining interest rates had on the Company’s performance in 2003, incentive accruals were substantially lower in 2003. In addition, the total number of employees increased in 2004 to drive money transfer growth and handle public company responsibilities.

     Transaction and operations support - Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Transaction and operations support costs were up 28 percent in the third quarter 2004 over 2003 and up 16 percent for the year to date period over 2003, primarily driven by an the impairment of capitalized technology costs of $3.1 million related to the discontinued development of a project with Concorde EFS and the impairment of intangible assets of $2.1 million. Excluding these charges, transaction and operations costs increased 8 percent and 9 percent in the third quarter and first nine months of 2004 over the same periods in 2003, primarily driven by transaction growth.

     Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization expense in the third quarter and the first nine months of 2004 was up 9 percent and 10 percent over the same periods in 2003, primarily due to the amortization of capitalized software developed to enhance the money transfer platform. These investments helped drive the growth in the money transfer product.

     Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies in the third quarter and year-to-date 2004 increased 25 percent and 21 percent over 2003 primarily due to increased cost of equipment and software and facilities rent.

     Interest expense — Interest expense in the third quarter of 2004 was down 34 percent over 2003 and declined 45 percent for the first nine months of 2004 on lower average outstanding debt balances. Viad paid down debt in anticipation of the spin-off. Lower average interest rates on those balances also contributed to the decline in interest expense. Interest expense incurred in the third quarter 2004 relate to the $150 million MoneyGram borrowed on June 30, 2004, in connection with the spin-off. Interest expense is expected to be approximately $1.3 million in the fourth quarter of 2004 based on current interest rates.

     Debt tender and redemption costs - Debt tender and redemption costs incurred during the second quarter of 2004 for $20.7 million relate to the redemption of Viad’s preferred shares and tender of its subordinated debt and medium term notes in connection with the spin-off.

     Income taxes - The effective tax rate was 27 percent and 29 percent in the third quarter and first nine months of 2004, respectively compared to 15 percent and 9 percent for the third quarter and first nine months of 2003. The corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The third quarter 2004 tax rate is higher than the third quarter 2003 due to net securities gains. The rate for the first nine months of 2004 is higher than the same period in 2003 mainly due to the costs related to the redemption of Viad’s redeemable preferred shares which are not tax deductible. We expect the tax rate for the fourth quarter to be down slightly from third quarter. Our corporate tax rate reflects the income we generate from non-taxable securities. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase.

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

     We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, we allocate revenue to our segments based upon allocated average investable balances and an allocated yield. Average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield is generally allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. The following table reconciles segment operating income to income from continuing operations before income taxes as reported in the financial statements:

Table 6 — Segment Information

	Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Dollars in thousands)
Operating income:
Global Funds Transfer	$27,393	$24,453	$73,148	$70,312
Payment Systems	9,429	3,650	24,468	7,328

	36,822	28,103	97,616	77,640
Debt tender and redemption costs	—	—	20,661	—
Interest expense	1,234	1,882	4,361	7,877
Other unallocated expenses	2,128	4,591	12,070	13,208

Income from continuing operations before income taxes	$33,460	$21,630	$60,524	$56,555

Other unallocated expenses in the third quarter 2004 primarily represent certain pension and benefit obligation expenses that were retained by MoneyGram related to the spin that are not allocated to the segments.

Global Funds Transfer Segment

Table 7 — Global Funds Transfer Segment

	Quarter Ended September 30		2004 vs	Nine Months Ended September 30		2004 vs
	2004	2003	2003	2004	2003	2003
			(Dollars in thousands)
Revenue	$137,689	$114,916	20%	$386,821	$331,642	17%
Operating income	27,393	24,453	12%	73,148	70,312	4%
Operating margin	19.9%	21.3%	(1.4)%	18.9%	21.2%	(2.3)%

     Global Funds Transfer revenue increased 20 percent in the third quarter and 17 percent in the year-to-date period 2004, primarily driven by the growth in the money transfer and urgent bill payment services as total transaction volume grew 35 percent and 34 percent in the same periods. Domestic originated transactions (including urgent bill payment) grew 38 percent and 37 percent in the third quarter and first nine months of 2004, while international originated transactions grew 33 percent and 27 percent for the same periods. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 21 percent over the third quarter of 2003, primarily in the international markets.

     Retail money order volume was flat in the third quarter and the first nine months of 2004, despite an industry trend of declining paper-based instruments. Investment revenue in Global Funds Transfer increased 15 percent and 1 percent in the third quarter and first nine months of 2004 compared to 2003, primarily due to higher interest rates earned on the portfolio during the third quarter 2004 and an increase in average investable balances. Revenue in the third quarter 2004 included $2.2 million in net securities gains.

     Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the third quarter and first nine months of 2004 was up 23 percent and 22 percent compared to the prior year periods, primarily driven by the growth in fee and other revenue, which in the third quarter and first nine months of 2004 was up 19 and 18 percent, respectively. Commissions expense as a percentage of revenue increased over the prior year primarily due to business mix as we continue to see growth in the money transfer business compared to money orders. We anticipate this trend to continue with the continued growth of the money transfer business.

     Operating income in the third quarter and first nine months of 2004 includes $2.2 million in net securities gains and a $3.1 million charge for capitalized technology costs. For the third quarter, 2004 Global Funds Transfer operating margin was 19.9 percent and decreased from last year as a result of the product mix shift from retail money orders to money transfer and the effect of the charge for capitalized technology costs . For the first nine months of 2004, Global Funds Transfer operating margin was 18.9 percent and decreased from the same period in 2003 as a result of the product mix shift from retail money order to money transfer and the effect of the charge for capitalized technology costs.

Payment Systems Segment

Table 8 — Payment Systems Segment

	Quarter Ended September 30		2004 vs	Nine Months Ended September 30		2004 vs
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
Revenue	$78,464	$73,132	7%	$220,473	$215,754	2%
Operating income	9,429	3,650	158%	24,468	7,328	234%
Operating margin	12.0%	5.0%		11.1%	3.4%
Taxable equivalent basis: (1)
Revenue	$83,395	$79,747	5%	$235,843	$235,373	0%
Operating income	14,360	10,265	40%	39,838	26,947	48%
Operating margin	17.2%	12.9%		16.9%	11.4%

(1) The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the payment systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.9 million and $6.6 million for the third quarter 2004 and 2003, respectively, and $15.4 and $19.6 for the first nine months of 2004 and 2003, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not a substitute for measures presented under GAAP.

     Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased $5.3 million or 7 percent and $4.7 million or 2 percent during the third quarter and first nine months of 2004 compared to the same periods of 2003 primarily due to an increase in net securities gains. Securities gains and losses increased $6.0 million during the third quarter and $14.1 million during the first nine months of 2004 compared to 2003 as a result of the early pay off of a security held in the portfolio which resulted in a gain, offset by impairments of certain securities and realized losses from repositioning the portfolio. Investment revenue declined 3 percent and 7 percent during the third quarter and first nine months of 2004 compared to 2003 primarily due to lower investable balances due to the heavy refinancing activity during 2003, offset by higher interest rates.

     Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense declined 5 percent and 11 percent in the third quarter and first nine months of 2004, compared to the same periods in 2003, primarily due to increased short-term interest rates and lower swap costs.

     Payment Systems operating income in the third quarter and first nine months of 2004 includes $8.7 million of net securities gains and a charge of $2.1 million related to intangible assets. The operating margin for the third quarter and first nine months of 2004 increased to 12 percent and 11.1 percent respectively, primarily due to higher net securities gains.

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

     At September 30, 2004, we had cash and cash equivalents of $789 million, net receivables of $845 million and investments of $6.3 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.

     We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with an investment rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons, and by Company policy are not available to satisfy working capital or other financing requirements.

     We have unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations as summarized in Table 9.

Table 9 — Unrestricted Assets

	September 30	December 31
	2004	2003
	(Dollars in thousands)
Cash and cash equivalents	$788,687	$1,025,026
Receivables, net	844,956	755,734
Investments	6,279,016	6,013,757

	7,912,659	7,794,517
Amounts restricted to cover payment service obligations	7,532,691	7,421,481

Unrestricted assets	$379,968	$373,036

Cash Flows

     Net cash provided by operating activities was $12.4 million for the third quarter of 2004. To understand the cash flow activity of our business, the cash used in or provided by operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by or used in investing activities related to our investment portfolio. During the third quarter of 2004, the net change in cash and cash equivalents (substantially restricted), receivables, net (substantially restricted) and payment service obligations combined with the proceeds from and purchases of investments classified as available-for-sale was a net increase of $144.4 million. Before the changes in cash and cash equivalents (substantially restricted), receivables, net (substantially restricted) and payment service obligations cash used in operating activities was $36.9 million for the third quarter of 2004.

     Net cash provided by investing activities was $159.0 million for the third quarter 2004. These amounts primarily consist of investing the cash flow from the sale of our payment instruments included in the operating cash flows as discussed above. We also had capital expenditures for property and equipment of $9.1 million primarily related to agent point-of-sale equipment and information systems.

     Net cash used in financing activities during the third quarter of 2004 was $171.5 million. During the quarter we repaid the proceeds of a reverse repurchase agreement for $173 million that was outstanding at the beginning of the quarter. We utilize reverse repurchase agreements for short-term cash flow needs to manage our portfolio and the funding of our payment service obligations.

Other Funding Sources

     In connection with the spin-off, MoneyGram entered into bank credit facilities providing availability of up to $350 million, in the form of a $250 million four-year revolving credit facility and a $100 million term loan. On June 30, 2004, the Company borrowed $150 million (consisting of the $100 million term loan and $50 million under the revolving credit facility) and paid the proceeds to Viad. The remaining amount of the credit facilities is available for general corporate purposes and to support letters of credit. The interest rate on both the term loan and the credit facility is LIBOR plus 60 basis points, subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. The revolving credit facility expires on June 30, 2008. The loans are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At September 30, 2004, we were in compliance with these covenants. There are other restrictions that are customary for facilities of this type including limits on dividends, indebtedness, stock repurchases, asset sales, mergers, acquisitions and liens.

     At September 30, 2004, we had reverse repurchase agreements and various overdraft facilities totaling $2.2 billion available to assist in the management of our investments and the clearing of payment service obligations. There were no amounts outstanding under the reverse repurchase agreements or overdraft facilities at September 30, 2004. At December 31, 2003, $2.0 million was outstanding under an overdraft facility.

Other Funding Requirements

Table 10 — Contractual Obligations

	Payments due by period
		Less than			After 5
	Total	1 year	1-3 years	3-5 years	years
	(Dollars in thousands)
Debt	$150,000	$—	$50,000	$100,000	$—
Operating leases	49,256	5,363	10,381	9,890	23,622
Derivative financial instruments	76,111	64,709	19,749	(7,692)	(655)
Other obligations (1)	15,108	13,382	1,726	—	—

Total contractual cash obligations	$290,475	$83,454	$81,856	$102,198	$22,967

(1)	Other obligations include capital lease obligations of $647 thousand and funding commitments of $12.8 million related to private equity obligations.

     MoneyGram has certain funded, noncontributory pension plans that cover certain employees. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the remaining three months of 2004, MoneyGram expects to contribute $315 thousand to the funded pension plans. MoneyGram also has certain unfunded pension plans that require benefit payments over extended periods of time and we expect to pay benefits of $684 thousand during the remaining three months of 2004. See “Critical Accounting Policies — Pension obligations”.

     We have agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants that include maintenance of total cash and cash equivalents, receivables and investments substantially restricted for payment services obligations at least equal to total outstanding payment service obligations; maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 103 percent and certain of the financial covenants contained in the bank credit facilities.

     Working in cooperation with certain financial institutions, we have established separate consolidated entities (special purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and/or by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under limited circumstances, clients have the right to either demand liquidation of the segregated assets or replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. We offer the special purpose entity to certain financial institution clients as a benefit unique in the payment services industry.

     The Company has investment grade ratings of BBB/Baa2 and a stable outlook from the major credit rating agencies. Our ability to maintain an investment grade rating is important because it affects the cost of borrowing and certain financial institution customers require that we maintain an investment grade rating. Any ratings downgrade could increase our cost of borrowing or require certain actions to be performed to rectify such a situation. A downgrade could also have an effect on our ability to attract new customers and retain existing customers.

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

     Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram commonstock to the MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. At September 30, 2004, the Trust had $1,390,163 shares of MoneyGram common stock. The fair market value of the shares held by this Trust, representing unearned employee benefits, is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.

Capital Adequacy

     On June 30, 2004, MoneyGram charged directly to equity as a dividend, the historical cost carrying amount of the net assets of Viad in the amount of $426.6 million.

     On August 19, 2004, the Board of Directors of MoneyGram International, Inc. declared the Company’s initial, regular quarterly cash dividend of $.01 per share on the common stock. The dividend was paid on October 1, 2004 to stockholders of record at the close of business on September 16, 2004. The total amount of the dividend was $899 thousand. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant.

     Stockholders’ equity can be affected adversely by changing interest rates, as after tax changes in the fair value of securities classified as available for sale and in the fair value of derivative financial instruments are included as components of stockholder’s equity under the caption “Accumulated changes in other comprehensive income.” The fair value of derivative financial instruments generally increases when the market value of fixed rate long-term investments declines and vice versa. However, an increase or decrease in stockholder’s equity related to changes in the fair value of securities classified as available for sale may not be offset, in whole or in part, by the decrease or increase in stockholder’s equity related to changes in the fair value of derivative financial instruments.

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

     Any transactions and strategies, including any potential off-balance sheet arrangements, that materially affect investment results and cash flows generally must be approved by MoneyGram’s Board of Directors. Once any such transactions or strategies are implemented, MoneyGram’s Asset and Liability Committee (“ALCO”), which is comprised of senior officers of MoneyGram and which reports to MoneyGram’s chief executive officer. MoneyGram’s ALCO committee is also responsible for reviewing any such proposed transactions and making recommendations to MoneyGram’s Chief Executive Officer.

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

     We recorded $13.4 million and $16.5 million of other-than-temporary impairment losses in the first nine months of 2004 and 2003, respectively, primarily related to other asset-backed securities, collateralized mortgage obligations and structured notes held in our investment portfolio. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.

     Derivative financial instruments - Derivative financial instruments are used as part of MoneyGram’s risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. MoneyGram does not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

     Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, requires annual impairment testing of goodwill based on the estimated fair value of MoneyGram’s reporting units. The fair value of MoneyGram’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions. During the third quarter of 2004, MoneyGram recorded a charge of $2.1 million related to certain intangible assets.

     Pension obligations - MoneyGram has trusteed, noncontributory pension plans that cover certain employees of MoneyGram and Viad, and former employees of Viad and of sold operations of Viad. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Effective January 1, 2004, benefits under the cash accumulation formula ceased accruing new benefits for service periods subsequent to December 31, 2003 with no change in benefits earned through that date. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded. In determining the projected benefit obligation at December 31, 2003, MoneyGram assumed a discount rate of 6.25 percent and an expected return on plan assets of 8.75 percent, both of which were determined with the assistance of an external actuary. The weighted average assumptions used to determine the net periodic benefit cost for year ended December 31, 2003, was a discount rate of 6.75 percent, an expected return on plan assets of 8.75 percent and a rate compensation increase of 4.50 percent. MoneyGram’s pension expense was $6.9 million for 2003, not including the $3.8 million curtailment gain resulting from the freezing of the defined benefit pension plan. MoneyGram’s pension expense for the first nine months of 2004 was $7.1 million.

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

Recent Accounting Developments

Recent accounting developments are set forth in Note 2 to the consolidated financial statements.

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

     Fair Value Sensitivity to Interest Rate Changes. Stockholders’ equity can be affected adversely by changing interest rates, as after-tax changes in the fair value of securities classified as available-for-sale and in the fair value of derivative financial instruments are included as a component of stockholders’ equity. The fair value of derivative financial instruments generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, an increase or decrease in stockholders’ equity related to changes in the fair value of securities classified as available-for-sale, may not be offset, in whole or in part, by the decrease or increase in stockholders’ equity related to changes in the fair value of derivative financial instruments. A ten percent proportionate increase in interest rates would result in an estimated decrease in the fair value of securities classified as available-for-sale of approximately $67.3 million (reflected as an after-tax decrease in accumulated other comprehensive income (loss) of approximately $42.0 million) and an estimated increase in the fair value of derivative financial instruments of approximately $8.9 million (reflected as an after-tax increase in accumulated other comprehensive income (loss) of approximately $5.6 million) at September 30, 2004. A ten percent proportionate decrease in interest rates would result in an estimated increase in the fair value of securities classified as available-for-sale of approximately $62.0 million (reflected as an after-tax increase in accumulated other comprehensive income (loss) of approximately $638.8 million) and an estimated decrease in the fair value of derivative financial instruments of approximately $8.9 million (reflected as an after-tax decrease in accumulated other comprehensive income (loss) of approximately $5.6 million) at September 30, 2004. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and are not necessarily indicative of actual current period factors.

     Earnings Sensitivity to Interest Rate Changes. Based on a hypothetical ten percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth in new business, effects of the swap agreements and expected borrowing level of variable-rate debt, the increase in pre-tax income would be approximately $4.2 million. A hypothetical ten percent proportionate decrease in interest rates, based on the same set of assumptions, would result in a decrease in pre-tax income of approximately $3.8 million. These amounts are estimated based on a certain set of assumptions about interest rates and portfolio balance growth and do not represent expected results.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. During the quarter ended September 30, 2004, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit
Number	Description
*+10.1	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004

*+10.2	Viad Corp Deferred Compensation Plan, as amended August 19, 2004

*+10.3	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement

*+10.4	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement

*+10.5	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement

*+10.6	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 12, 2004	By:	/s/ Jean C. Benson

Jean C. Benson
Vice President — Controller
(Chief Accounting Officer
and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
*+10.1	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004

*+10.2	Viad Corp Deferred Compensation Plan, as amended August 19, 2004

*+10.3	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement

*+10.4	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement

*+10.5	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement

*+10.6	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.