Form 10-K
period 2004-12-31
MONEYGRAM INTERNATIONAL INC
filed 2005-03-04
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from to .
Commission File Number: 1-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)
Registrant’s telephone number, including area code
(952) 591-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as of July 1, 2004, the registrant’s first day of “regular-way trading” on the New York Stock Exchange, was $1,811 million. 85,743,159 shares of common stock were outstanding as of February 25, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2005 annual meeting of stockholders to be held on May 10, 2005.

PART I

Item 1. BUSINESS

MoneyGram International, Inc. (“MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our mission is to provide consumers with affordable, reliable and convenient payment services. We offer our products and services to consumers and businesses through our network of agents and our financial institution customers. The diverse array of products and services we offer enables consumers, most of whom are not fully served by traditional financial institutions, to make payments and to transfer money around the world, helping them meet the financial demands of their daily lives.
Our business is conducted through our wholly owned subsidiary, Travelers Express Company, Inc. (“Travelers”), which has been in operation since 1940. We acquired MoneyGram Payment Systems, Inc. in June 1998, adding MoneyGram® branded international money transfer services to our group of Global Funds Transfer services. We were incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our parent company, Viad Corp (“Viad”) (referred to hereafter as the “spin-off”). In the spin-off, Travelers was merged with a wholly owned subsidiary of MoneyGram, and then Viad distributed all the issued and outstanding shares of MoneyGram common stock to Viad stockholders in a tax-free distribution. Stockholders of Viad received one share of MoneyGram common stock for every one share of Viad common stock owned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Separation from Viad Corp.”
In March 2004, we completed the sale of our subsidiary, Game Financial Corporation, for approximately $43.0 million in cash to continue our focus on our core businesses. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation.”
For additional information regarding our business, including our financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We operate our business in two segments: Global Funds Transfer and Payment Systems. Following is a description of each segment. For financial information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Performance” and Note 17 of the Notes to Consolidated Financial Statements.
Global Funds Transfer Segment
Our Global Funds Transfer segment provides money transfer services, money orders and bill payment services to consumers. Our primary consumers are “unbanked,” “underbanked” and “convenience users.” “Unbanked consumers” are those consumers who do not have a traditional relationship with a financial institution. “Underbanked consumers” are consumers who, while they may have a savings account with a financial institution, do not have a checking account. “Convenience users” are consumers who, while they may have a checking account, prefer to use our products and services on the basis of convenience or value.
We conduct our Global Funds Transfer operations through a worldwide network of agents. During 2004 and 2003, our ten largest agents accounted for 27 percent and 21 percent, respectively, of our total revenues and 41 percent and 35 percent of the revenues of our Global Funds Transfer segment. Our largest agent accounted for nine percent and five percent of our total revenues and 14 percent and eight percent of the revenues of our Global Funds Transfer segment in 2004 and 2003, respectively. In 2004, Global Funds Transfer segment revenue was $532.1 million and operating income was $102.6 million.
We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. We also operate two customer service call centers in the United States and contract for additional call center services in Bulgaria. These call centers provide multi-lingual customer service for both agents and consumers 24 hours per day, 365 days per year.
MoneyGram Money Transfers: Money transfers are transfers of funds between consumers from one location to another. Money transfers are used by consumers who want to transfer funds quickly, safely and efficiently to another individual within the United States or internationally. As of December 31, 2004, we provide money transfer services through over 77,000 agent locations in approximately 170 countries worldwide. Our money transfer revenues are derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers.
In a typical money transfer, a consumer goes to an agent location, completes a form and pays the agent the money to be transferred, together with a fee. The agent enters the transaction data into a point-of-sale money transfer platform, which connects to our central data processing system. Through our FormFree service, customers may contact our call center and a representative will collect the information over the telephone and enter it directly into our central data processing system. The funds are made available for payment in various currencies throughout our agent network. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Both the “send” and “receive” agents receive a commission from the transaction. In March 2004, we launched our MoneyGram eMoney Transfer service that also allows customers to conduct money transfer transactions on the internet at www.emoneygram.com using a credit card or a debit from a bank account. At December 31, 2004, we offer this service only to U.S. residents outside the state of California.
Money Orders: Money orders, much like checks, can be presented by the consumer to make a payment or for cash. Our Global Funds Transfer segment has its roots in the sale of money orders, a business we have been engaged in since 1940. Based on the number of money orders issued in 2004, we are the nation’s leading issuer of money orders. In 2004, we issued approximately 278 million money orders through our network of almost 54,000 retail agent locations in the United States and Puerto Rico.
Our money orders are sold under the Travelers Express brand, on a private label basis or co-branded with retail agents. In most cases, we receive transaction fees from our agents for each money order sold. In many cases, we also receive monthly dispenser service fees from our agents for the money order dispenser equipment we provide. In addition, we generate income from the investment of funds that are remitted from our agents and which we invest until the money orders are cleared through the banking system, or are escheated to the applicable states. Generally a money order will remain outstanding for fewer than ten days.
Bill Payment Services: Our bill payment services allow consumers to make urgent payments or pay routine bills. Our ExpressPayment® urgent bill payment service is offered through our money transfer agent locations in the United States. Our ExpressPayment urgent bill payment service, which is provided under contract with billers, enables delinquent debtors and just-in-time payers to pay bills generally with same-day credit to a growing group of creditors. Our contracted billers include credit card companies, mortgage companies, auto finance companies, sub-prime lenders, cellular and long distance telephone companies and third-party bill collectors. Our ExpressPayment bill payment service has grown as we have added new billers to our network. We work closely with our agents to identify billers in their service areas to target for this service. In March 2004, our ExpressPayment bill payment service became available for internet transactions at www.emoneygram.com.
Our FlashPay and BuyPay routine bill payment services are available at selected agent locations. These services allow unbanked and underbanked consumers to pay routine bills with cash at a convenient location. We remit the payments by means of wire transfer or check and the consumer’s account is typically credited within one week. These routine bill payment services also afford utilities a method of complying with regulatory requirements that they provide their customers with a given number of locations at which customers may pay their bills. We receive a transaction fee from our agents for each bill payment completed.
Payment Systems Segment
Our Payment Systems segment provides financial institutions with payment processing services, primarily official check outsourcing services and money orders for sale to their customers. Our customers are primarily comprised of financial institutions, thrifts and credit unions. We provide official check services to over 17,000 branch locations of approximately 1,800 financial institutions. Customers include a broad array of financial institutions, including large banks, regional banks and small community banks. During 2004 and 2003, our ten largest financial institution customers accounted for 14 percent and 17 percent, respectively, of our total revenues and 39 percent and 43 percent, respectively, of the revenues of our Payment Systems segment. Our largest financial institution customer generated approximately four percent and five percent of our total revenues and approximately ten percent and 12 percent of the revenues in our Payment Systems segment in 2004 and 2003, respectively.
We primarily derive revenues from our financial institution customers from the investment of funds underlying the official check or financial institution money order. We invest funds representing customer items from the time the proceeds are remitted until they are cleared. We also derive revenue from fees paid by our customers. In 2004, Payment Systems segment revenue was $294.5 million and operating income was $27.2 million.
Official Check Outsourcing Services: We provide official check outsourcing services through our PrimeLink® service. Financial institutions provide official checks, which include bank checks, cashier checks, teller checks and agent checks, to consumers for use in transactions when the payee requires a check drawn on a bank or other third party. Official checks are commonly used in consumer loan closings, such as closings of home and car loans, and other critical situations where the payee requires assurance of payment and funds availability. Financial institutions also use official checks to pay their own obligations. Our PrimeLinkplus® product is an internet-based check issuance platform that allows financial institutions and other businesses with multiple locations to securely print official checks at remote locations on a client-controlled basis, eliminating the need to overnight the checks from the main office or wire transfer the funds. We provide these outsourcing services at a low cost to financial institutions and pay an agreed upon commission rate on the balance of funds underlying the official checks pending clearing of the items. We clear the official check items pursuant to contracts with clearing banks as a service to our official check customers.
Money Orders: The Payment Systems segment also offers money orders through financial institutions in a manner very similar to money orders offered through our retail agents in our Global Funds Transfer segment. In 2004, approximately 20 million, or seven percent, of our total money orders were sold through financial institutions.
Controlled Disbursement Processing: We process WIC checks through our subsidiary, FSMC, Inc. WIC checks are issued under the Special Supplemental Nutrition Program to Women, Infants and Children administered by the U.S. Department of Agriculture through the various states. FSMC, Inc. also processes other controlled disbursements, such as rebate checks. Our revenues from this area are primarily derived from fees.
Sales and Marketing
Global Funds Transfer Segment: We market our Global Funds Transfer segment products and services through a number of dedicated sales and marketing teams. In the United States, our dedicated sales and marketing teams market money transfer services, money orders and bill payment services on a regional basis to our three principal distribution channels: large national agent accounts, smaller, independent accounts and check cashing outlets. We also have dedicated sales and marketing teams that market our urgent bill payment services directly to billers. Our international sales and marketing for money transfer services is conducted by dedicated regional sales and marketing teams that are generally located in or near their regions: Northern Europe; Southern Europe; Eastern Europe; Asia; the Middle East; Africa; and Mexico, Latin America and the Caribbean.
We have introduced corridor pricing capabilities that enable us to establish different consumer prices for our money transfer services by defined transaction corridors, such as narrowly defined zip code regions or widespread direct marketing areas. We are currently adding additional capabilities, including implementing multi-currency technology that allows us to execute our money transfers between and among an increased number of different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the exact amount that will be received in the local currency of the receiving nation, or in U.S. or Euro dollars in certain countries.
Payment Systems Segment: We market our PrimeLink official check services through a dedicated team of official check sales and marketing professionals. In addition, we have dedicated teams of sales and marketing professionals for our PrimeLinkplus product and for our sales of money order services through banks. All marketing efforts are localized and customized to specific segments of the market. Relationship marketing is the substance of our approach to the market. We have an intertwined network of relationships with technology providers, banks that provide marketing endorsements, banking associations, consultants and others, including alliances with Wells Fargo and the Credit Union National Association.

Product Development and Enhancements
Our product development activities have focused on new ways to transfer money and pay bills. In March 2004, we launched our MoneyGram eMoney Transfer service that allows online money transfers and bill payments to be initiated on our website using credit cards and bank account debits. We are developing a prepaid debit card that we plan to introduce in the first half of 2005. The debit card would allow customers to load cash onto a card that can be used to make purchases and ATM withdrawals. The cards would be reloadable at designated MoneyGram agent locations. In addition, we are enhancing our systems to provide customers with the ability to transfer money directly into a bank account. We believe these features will provide customers with added flexibility and convenience to help meet their financial services needs.
Competition
The various industries in which we operate are very competitive, and we face a variety of competitors across our businesses. New competitors or alliances among established companies may emerge. We compete for agents and financial institution customers on the basis of value, service, quality, technical and operational differences, price and financial incentives paid to agents once they have entered into an agreement. In turn, we compete for consumers on the basis of number and location of agent locations, price, convenience and technology.
The Global Funds Transfer segment of our business competes in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union, a subsidiary of First Data Corporation, other subsidiaries of First Data Corporation and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors.
The Payment Systems segment of our business competes in a concentrated industry with a small number of large competitors. Our competitors in this segment are Integrated Payment Systems, a subsidiary of First Data Corporation, and Federal Home Loan Banks. We also compete with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource these services.
Regulation
Compliance with legal requirements and government regulations is an integral part of our operations. Financial transaction reporting and state banking department regulations also affect our business.
As a money order issuer and a money transmitter, we must comply with a number of domestic and international regulatory requirements, including:

• state licensing laws;

•	federal and state anti-money laundering and the federal government’s Office of Foreign Assets Control (“OFAC”) regulations;

•	laws of various foreign countries regulating the ability to conduct a money transfer business and requiring compliance with anti-money laundering regulations;

•	state unclaimed property reporting; and

•	state, federal and international privacy laws.
In the United States, 45 states, the District of Columbia and Puerto Rico require us to be licensed in order to conduct business within their jurisdiction. Requirements to be so licensed generally include minimum net worth, surety bonds, operational procedures and reserves or “permissible investments” that must be maintained in an amount equivalent to all outstanding payment obligations issued by us. The types of securities that are considered “permissible investments” vary from state to state, but generally include U.S. government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis, verifying our compliance with their requirements.
Internationally, we are registered as required in Germany, the Netherlands, Switzerland and the United Kingdom. The regulatory requirements in Germany and the United Kingdom are focused mainly on money laundering prevention. In addition, many international jurisdictions impose restrictions on the type of entity that can serve as a money transfer agent. In some jurisdictions, we are restricted to doing business with banks or other licensed financial entities.
We and our agents are required to report suspicious activity. In addition, under the Patriot Act, money service businesses, including our agents, are required to establish anti-money laundering compliance programs that include:

•	internal policies and controls;

•	the designation of a compliance officer;

•	ongoing employee training; and

•	an independent review function.
Unclaimed property laws of every state, the District of Columbia and Puerto Rico require that we track the relevant information on each money order or money transfer and, if unclaimed at the end of the statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. State abandonment periods for money orders and money transfers range from three to seven years, while those for official checks are generally three to five years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.
In the ordinary course of our business, we collect certain types of consumer data and thus are subject to privacy laws. We are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection and disclosure of information considered nonpublic personal information. We comply with the GLB Act by posting a privacy notice on our website, as well as posting a privacy notice on the forms completed by individuals in order to use services (for example, on our money transfer “send” form). We also have confidentiality/information security agreements in place with our third-party vendors and service providers to the extent required by the GLB Act. In addition, we collect personal data flowing from the European Union to other countries, and thus are subject to the European Personal Data Protection Directive (the “Directive”). The Directive prohibits the transfer of personal data to non-European Union member nations that do not provide adequate protection for personal data. We comply with the safe harbor permitted by the Directive by filing with the U.S. Department of Commerce, publicly declaring our privacy policy for information collected outside of the United States by posting our privacy policy on our website, and requiring our agents in the European Union to notify customers of the privacy policy.
If we were to fail to comply with any applicable laws and regulations, this failure could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management — Regulatory Risk.”
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret law and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights in processing equipment and software held by us and our subsidiaries provide us with a competitive advantage, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.
U.S. patents are currently granted for a term of 20 years from the date a patent application is filed. We own U.S. and foreign patents related to our money order technology. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems. However, many of these patents have expired. We do not consider the remaining patents, or the expiration of the patents, to be material to our operations and do not believe that they provide any material competitive advantage or disadvantage. We also have patent applications pending in the United States that relate to our money transfer and PrimeLink technology and business methods.
U.S. trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business. We maintain a portfolio of trademarks representing substantial goodwill in our businesses. Many of our trademarks, including the MoneyGram®, Travelers Express®, ExpressPayment® and PrimeLink® marks and our globe with arrows logo, have substantial importance and value to our business.
Relationship with Viad
For the purpose of governing the relationship between MoneyGram and Viad after the spin-off, we entered into various agreements with Viad as described below. These agreements have been filed with the Securities and Exchange Commission, and the following sum-

maries are qualified in their entirety by reference to the agreements as filed. See also Note 3 of the Notes to the Consolidated Financial Statements.
Separation and Distribution Agreement. The separation and distribution agreement governs, among other things, the principal corporate transactions that were required to effect the separation of MoneyGram from Viad and the spin-off, the transfer to and the continued operation by MoneyGram of the global funds transfer and payment systems businesses, the division between MoneyGram and Viad of liabilities and other matters governing the relationship between Viad and MoneyGram following the spin-off.
Employee Benefits Agreement. The employee benefits agreement provides for the allocation of employees, employee benefit plans and the transfer, assignment and assumption of associated liabilities and related assets between Viad and MoneyGram. Generally, subject to some exceptions summarized below, Viad remains responsible for compensation and benefit liabilities for employees and former employees assigned to it, and MoneyGram is responsible for compensation and benefit liabilities for employees and former employees assigned to it.
Under the agreement, MoneyGram assumed sponsorship of Viad’s qualified pension plan, under which all benefit accruals have been frozen. MoneyGram also assumed certain liabilities under Viad’s supplemental executive retirement plans and certain liabilities under deferred compensation and medical benefit plans for certain directors and executive officers of Viad.
The employee benefits agreement also provided for the treatment of stock options and restricted stock held by current and former employees of MoneyGram, as well as current and former Viad employees.
Interim Services Agreement. Under the interim services agreement, Viad provides specified services to MoneyGram on an interim basis, including tax matter services, internal audit services, real estate services and insurance accounting and claims processing services. Viad charges a fee for its services determined and allocated according to methods consistent with those in place before the spin-off. The services will generally be provided for a term of up to two years from the spin-off date.
Tax Sharing Agreement. The tax sharing agreement provides, among other things, for the allocation between Viad and MoneyGram of federal, state, local and foreign tax liabilities for all periods through the spin-off date. In general, the tax sharing agreement provides that MoneyGram will be liable for all federal, state, local and foreign tax liabilities that are attributable to the business of MoneyGram for periods through the spin-off date, and that Viad will be responsible for all other of these taxes for periods through the spin-off date. Under Treasury regulations, MoneyGram and its domestic subsidiaries are severally liable (as is Viad and its domestic subsidiaries) to the IRS for any federal income taxes of the consolidated group for periods before the spin-off and for the taxable year of the consolidated group that includes the spin-off date.
The tax sharing agreement also places restrictions upon Viad and MoneyGram regarding certain sales of assets, certain sales or issuances of additional stock or other securities (including securities convertible into stock) and the entry into certain types of corporate transactions during a restriction period that continues for 24 months after the spin-off.
Employees
At December 31, 2004, we had approximately 1,550 full-time employees in the United States and 100 full-time employees internationally. In addition, we use contractors to support certain of our international sales and marketing efforts. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Executive Officers of the Registrant
Philip W. Milne, age 45, has served as our President and Chief Executive Officer and as a Director of MoneyGram since June 2004. He is also the President and Chief Executive Officer of Travelers Express Company, Inc., our principle operating subsidiary, a position he has held since 1996. Mr. Milne joined Travelers Express Company, Inc. in 1991 and served as General Manager of the official check business from 1991 until early 1992, as Vice President, General Manager of the Payment Systems segment from 1992 until early 1993, and as Vice President, General Manager of the Global Payment Products group from 1993 to 1996.
David J. Parrin, age 50, has served as the Vice President, Chief Financial Officer of MoneyGram since June 2004. Mr. Parrin joined the company in June 2002 as the Vice President and Chief Financial Officer of Travelers Express Company, Inc. From 1998 to 2002, he was with the investment firm of Dain Rauscher Corporation (now RBC Dain Rauscher Corporation), serving since 1999 as Executive Vice President and Chief Financial Officer. From 1994 to 1998,

he served as Senior Vice President and Corporate Controller of U.S. Bancorp. Prior to that, Mr. Parrin spent 17 years with the accounting firm of Ernst & Young LLP, serving most recently as audit partner.
Jean C. Benson, age 37, has served as the Vice President, Controller of MoneyGram since June 2004. Ms. Benson joined the company in August 2001 as the Vice President, Controller of Travelers Express Company, Inc. From 1994 to 2001, Ms. Benson was at Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance since 1996. Ms. Benson began her career as an auditor with the accounting firm of Deloitte & Touche LLP from 1990 to 1994.
Theodore F. Ceglia, age 41, has served as Vice President, Treasurer of MoneyGram since June 2004. Mr. Ceglia joined the company in February 2003 as Vice President, Treasurer of Travelers Express Company, Inc. Mr. Ceglia was the Chief Financial Officer of ArrowHead Capital Management Corp., an asset management firm, since July 2002. From January 2002 to February 2003, he also owned and operated Capital Management Solutions LLC, a corporate finance consulting firm. From 1998 to 2001, Mr. Ceglia was Managing Director and Treasurer at the investment firm of RBC Dain Rauscher Corporation.
Mary A. Dutra, age 53, has served as Vice President, General Manager of Payment Systems of MoneyGram since June 2004. Ms. Dutra joined the company in 1988 as Manager of Payment Services of Travelers Express Company, Inc. and has served in positions of increasing responsibility, advancing most recently to the position of General Manager and Vice President, Global Operations.
Teresa H. Johnson, age 53, has served as Vice President, General Counsel and Secretary of MoneyGram since June 2004. Ms. Johnson served as Vice President and Chief Legal Counsel of Travelers Express Company, Inc. since joining the company in 1997. From 1992 to 1997, she was employed at SUPERVALU INC., a food retailer and distributor, serving most recently as Associate General Counsel and Corporate Secretary.
William J. Putney, age 42, has served as Vice President, Chief Investment Officer of MoneyGram since June 2004. Mr. Putney joined the company in 1993, serving as Portfolio Manager until being named Vice President, Chief Investment Officer of Travelers Express Company, Inc. in 1996. Prior to joining the company, Mr. Putney held positions as a trader, investment analyst and portfolio manager.
Anthony P. Ryan, age 42, has served as the Vice President, General Manager of Global Funds Transfer of MoneyGram since June 2004, a position he held at Travelers Express Company, Inc. since 2001. He previously served as Chief Financial Officer from 1997 to 2001 and as Controller from 1996 to 1997. Prior to joining the company, Mr. Ryan spent 10 years at First Data Corporation, serving most recently as Director of Finance.
Cindy J. Stemper, age 47, has served as Vice President of Human Resources and Facilities of MoneyGram since June 2004. Ms. Stemper joined the company in 1984 and has served in positions of increasing responsibility at Travelers Express Company, Inc., advancing most recently to the position of Vice President of Human Resources in 1996.
Available Information
Our principal executive offices are located at 1550 Utica Avenue South, Minneapolis, Minnesota 55416, telephone (952) 591-3000. Our website address is www.moneygram.com. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Item 2. PROPERTIES

Location	Use	Square Feet	Lease Expiration

Minneapolis, MN	Corporate Headquarters	156,500	12/31/2015
Brooklyn Center, MN	Global Operations Center	75,000	1/31/2012
Brooklyn Center, MN	Global Operations Center	44,000	1/31/2012
Lakewood, CO	Call Center	68,165	3/31/2012
Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. We also have a number of other smaller office locations in New York City, Florida and in the United Kingdom, as well as small sales and marketing offices in Germany, Hong Kong, Greece, Dubai, Russia, Italy, South Africa, Australia, China and the Netherlands. We believe that our properties are sufficient to meet our current and projected needs.

Item 3. LEGAL PROCEEDINGS

We are party to a variety of legal proceedings that arise in the normal course of our business. In these actions, plaintiffs may request punitive or other damages that may not be covered by insurance. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the New York Stock Exchange under the symbol MGI. Our Board of Directors declared and paid a quarterly cash dividend of $0.01 per share of common stock in each of the third and fourth quarters of 2004. In addition, the Board of Directors declared a dividend of $0.01 per share of common stock on February 17, 2005 to be paid on April 1, 2005 to stockholders of record on March 17, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stockholders’ Equity” and Note 12 of the Notes to Consolidated Financial Statements. The terms of our credit facility place restrictions on the payment of dividends. For a description of the restrictions, see Note 9 of the Notes to the Consolidated Financial Statements. As of February 25, 2005, there were approximately 20,971 stockholders of record of our common stock.
Our separation from Viad Corp was completed on June 30, 2004 and our common stock began “regular-way trading” on the New York Stock Exchange on July 1, 2004. Consequently, historical quarterly price information is not available for shares of our common stock for fiscal 2003 or for the quarterly periods ended March 31, 2004 and June 30, 2004. The high and low sales prices for our common stock for the quarterly periods ended September 30, 2004 and December 31, 2004 were as follows:

	Third Quarter		Fourth Quarter

	Low	High	Low	High

2004	$16.40	$22.75	$16.90	$21.52
On November 18, 2004, our Board of Directors authorized the repurchase, at our discretion, of up to 2,000,000 common shares on the open market. The authorization was announced publicly in our press release issued on November 18, 2004. This repurchase authorization is effective until such time as the Company has repurchased 2,000,000 common shares. There were no repurchases of common stock made outside of the Company’s current repurchase authorization. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended December 31, 2004. Included in the November 2004 activity are 85,955 shares surrendered to the Company in connection with the vesting of restricted stock.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plan	the Plan
	Shares Purchased	Paid per Share	or Program	or Program

October 1-October 31, 2004	—	—	—	—
November 1-November 30, 2004	222,455	$20.16	136,500	1,863,500
December 1-December 31, 2004	633,799	$21.14	633,799	1,229,701

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. For the basis of presentation of the information set forth below, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation.”

	Years Ended December 31

	2004	2003	2002	2001	2000

	(Dollars and shares in thousands, except per share data)
Operating Results
Revenue
Global Funds Transfer segment	$532,064	$450,108	$412,953	$379,945	$337,633
Payment Systems segment	294,466	287,115	294,737	255,615	195,991

Total revenue	826,530	737,223	707,690	635,560	533,624
Commissions	403,473	377,333	358,420	301,272	227,656

Net Revenue	423,057	359,890	349,270	334,288	305,968
Expenses	334,037	271,719	262,583	258,809	246,017

Income from continuing operations before income taxes	89,020	88,171	86,687	75,479	59,951
Income tax expense	23,891	12,485	11,923	4,385	(15,096)

Net income from continuing operations	$65,129	$75,686	$74,764	$71,094	$75,047

Earnings per share from continuing operations: (1)
Basic	$0.75	$0.87	$0.87	$0.83	$0.85
Diluted	0.75	0.87	0.86	0.82	0.83
Shares outstanding
Basic	86,916	86,223	86,178	85,503	88,802
Diluted	87,330	86,619	86,716	86,322	90,925
Financial Position
Unrestricted assets (2)	$393,920	$373,036	$346,122	$240,710	$217,913
Restricted assets (2)	7,640,581	7,421,481	7,825,955	6,649,722	4,875,254
Total assets	8,630,735	9,222,154	9,675,430	8,375,301	6,551,492
Payment service obligations	7,640,581	7,421,481	7,825,955	6,649,722	4,875,254
Long-term debt (3)	150,000	201,351	294,879	322,670	361,323
Redeemable preferred stock (4)	—	6,733	6,704	6,679	6,658
Stockholders’ equity (5)	565,191	868,783	718,947	758,556	793,635
Other Selected Data
Capital expenditures	$29,589	$27,128	$26,842	$32,225	$24,810
Depreciation and amortization	29,567	27,295	25,894	30,552	27,148
Cash dividends declared per share (6)	0.20	0.36	0.36	0.36	0.36
Average investable balances (7)	6,772,124	6,979,247	6,131,145	4,992,650	3,814,477
Net investment margin (8)	1.42%	1.30%	1.81%	1.96%	1.75%
Approximate number of countries served	170	160	155	152	150
Number of money order and money transfer locations	116,032	104,963	98,816	95,334	81,571

(1)	Earnings per share for 2000 through 2003 is based on outstanding shares of Viad Corp common stock. On June 30, 2004, Viad effected a 1:1 distribution of MoneyGram common stock, for a total distribution of 88,556,077 shares.

(2)	Unrestricted and restricted assets are comprised of cash and cash equivalents, receivables and investments. See Note 2 of the Notes to Consolidated Financial Statements for the determination of unrestricted assets.

(3)	Long-term debt for 2000 through 2003 represents Viad’s long-term debt prior to the June 30, 2004 spin-off. In connection with the spin-off, Viad repurchased $52.6 million of its medium-term notes and subordinated debt. In addition, Viad repaid $188.0 million of its outstanding commercial paper and retired $9.0 million of industrial revenue bonds.

(4)	Redeemable preferred stock relates solely to shares issued by Viad and redeemed in connection with the June 30, 2004 spin-off.

(5)	Stockholders’ equity for 2000 through 2003 represents Viad’s capital structure prior to the June 30, 2004 spin-off.

(6)	Cash dividends declared per share for 2000 through 2003 is based on dividends declared by Viad to holders of its common stock. Viad declared dividends of $0.18 per share during the first half of 2004. MoneyGram declared dividends of $0.02 per share during the second half of 2004.

(7)	Investable balances are comprised of cash and cash equivalents and investments.

(8)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with MoneyGram International, Inc.’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.
Our Separation from Viad Corp
On July 24, 2003, Viad announced a plan to separate its payment services segment, operated by Travelers, from its other businesses into a new company, and to effect a tax-free distribution of its shares in that company to Viad’s stockholders. On December 18, 2003, MoneyGram was incorporated in Delaware as a subsidiary of Viad for the purpose of effecting the proposed distribution. On June 30, 2004, Travelers was merged with a wholly owned subsidiary of MoneyGram, and then Viad distributed 88,556,077 shares of MoneyGram common stock to Viad stockholders in a tax-free distribution. Stockholders of Viad received one share of MoneyGram common stock for every one share of Viad common stock owned.
The continuing business of Viad consists of the businesses of the convention show services, exhibit design and construction, and travel and recreation services operations, including Viad’s centralized corporate functions located in Phoenix, Arizona (“New Viad”). Notwithstanding the legal form of the spin-off, due to the relative significance of MoneyGram to Viad, MoneyGram is considered the divesting entity and treated as the accounting successor to Viad for financial reporting purposes in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-11 Accounting for Reverse Spin-offs. The spin-off of New Viad has been accounted for pursuant to Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions. MoneyGram charged $426.6 million directly to equity as a dividend, which is the historical cost carrying amount of the net assets of New Viad.
As part of the separation from Viad, we entered into a variety of agreements with Viad to govern each of our responsibilities related to the distribution. These agreements include a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Benefits Agreement and an Interim Services Agreement. See “Business — Relationship with Viad.”
In connection with the spin-off, we entered into a bank credit agreement providing availability of up to $350.0 million in the form of a $250.0 million revolving credit facility and a $100.0 million term loan. On June 30, 2004, we borrowed $150.0 million under this facility, which was paid to and used by Viad to repay $188.0 million of its commercial paper. Viad also retired a substantial majority of its outstanding subordinated debentures and medium term notes for an aggregate amount of $52.6 million (including a tender premium), retired industrial revenue bonds of $9.0 million and redeemed outstanding preferred stock at an aggregate call price of $23.9 million. The remaining $200.0 million of the MoneyGram credit facilities is available for general corporate purposes.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the historical results of operations of Viad in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There are certain amounts related to other investment income, debt and costs associated with Viad’s centralized corporate functions that are related to Viad, but in accordance with GAAP are not allowed to be reflected in discontinued operations as these costs were not specifically allocated to Viad subsidiaries. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the periods presented.
In March 2004, we completed the sale of Game Financial Corporation for approximately $43.0 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded an after-tax gain of $11.4 million in the first quarter of 2004. In addition, in June 2004, we recorded an after-tax gain of $1.1 million from the settlement of a lawsuit brought by Game Financial Corporation. These amounts are reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax.”
The “Income and gain from discontinued operations, net of tax” component in the consolidated statement of income contains the operating results of Viad, including spin related costs of $14.6 million, in addition to the Game Financial Corporation gains totaling $12.5 million as described above. The following discussion of our results of operations is focused on our continuing businesses.
RESULTS OF OPERATIONS
Highlights
Following are highlights of operating results from continuing operations and trends in 2004:

•	The Global Funds Transfer segment revenue grew 18 percent in 2004, driven by 28 percent revenue growth in money transfer.

•	Our money order transaction volume was relatively flat in 2004, despite a market trend of declining paper-based instruments. Based on current industry information, the trend in paper-based payment instruments is estimated to be an annual decline of five to eight percent.

•	The net investment margin of 1.42 percent (see Table 3) improved over the 2003 net investment margin of 1.30 percent primarily due to declining swap costs.

•	We had net securities gains of $9.6 million pre-tax in 2004 compared to net securities losses of $4.9 million in 2003. This improvement resulted primarily from the early pay off of a security in the third quarter of 2004 for a gain and lower impairment costs as the overall credit quality of our portfolio improved over 2003.

•	A charge of $20.7 million pre-tax for preferred stock and debt redemption costs was incurred in connection with the spin-off.

•	We wrote off capitalized technology costs primarily related to a discontinued development project with Concorde EFS in the third quarter of 2004. The third quarter charge of $3.1 million pre-tax is included in “Transaction and operations support” expense.

•	We wrote off other intangible assets related to acquired customer lists for a known departure of a customer in the third quarter of 2004. The charge of $2.1 million pre-tax is included in “Transaction and operations support” expense.

•	We incurred $10.2 million of spin-off transaction costs in the first half of 2004 as the accounting successor to Viad that could not be reflected in discontinued operations.
In 2003 and 2002, we faced market challenges and difficult economic conditions. While our businesses experienced increased transaction volume and higher investment balances, our operating income growth was slowed due to historically low interest rates and unprecedented mortgage refinancing activity. With higher average float balances from greater numbers of official checks issued for mortgage refinancings, and accelerated prepayments from mortgage-backed securities in our portfolio, funds were invested or reinvested at historically low interest rates. We also recorded significant other-than-temporary impairment losses and adjustments on certain investments in 2003 and 2002 as the overall credit quality of our portfolio declined. In 2004, the refinancing activity declined from 2003, causing average investable balances to decline. Although credit quality in our investment portfolio improved and swap costs declined, the increase in short-term interest rates that began in 2004 mitigated these improvements.
Components of Net Revenue
Our net revenue consists of fee and other revenue, investment revenue and net securities gains and losses, less commission expense. We generate net revenue primarily by charging transaction fees in excess of third-party agent commissions, managing foreign currency exchange and managing our investments to provide returns in excess of commissions paid to financial institution customers.
We derive revenue primarily through service fees charged to consumers and through our investments. Fee and other revenue consist of transaction fees, foreign exchange and other revenue. Transaction fees are fees earned on the sale of money transfers, retail money order and bill payment products. Money transfer transaction fees are fixed per transaction and may vary based upon the face value of the amount of the transaction and the location in which the money transfer originates and to which it is sent. Money order and bill payment transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on international money transfer transactions. Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges.
Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments. Investment balances vary based on the number of payment instruments sold, the average face amount of those payment instruments and the average length of time that passes until the instruments are presented for payment. Net securities gains and losses consist of realized gains and losses on the sale of investments, as well as other-than-temporary impairments of investments.
We incur commission expense on our money transfer products and our investments. We pay fee commissions to our third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission. The commission amount generally is based on a percentage of the fee charged to the consumers. We generally do not pay commissions to agents on the sale of money orders. Fee commissions also include the amortization of capitalized incentive payments to agents.
Investment commissions are amounts paid to financial institution customers based on the average outstanding cash balances generated by the sale of official checks, as well as costs associated with swaps and the sale of receivables program. In connection with our interest rate swaps, we pay a fixed amount to a counterparty and receive a variable rate payment in return. To the extent that the fixed rate exceeds the variable rate, we incur an expense related to the swap; conversely, if the variable rate exceeds the fixed rate, we receive income related to the swap. Under our receivables program, we sell our receivables at a discount to accelerate our cash flow; this discount is recorded as an expense. Commissions paid to financial institution customers generally are variable based on short-term interest rates. We utilize interest rate swaps, as described above, to convert a portion of our variable rate commission payments to fixed rate payments. These swaps assist us in managing the interest rate risk associated with the variable rate commissions paid to our financial institution customers.

Table 1 — Results of Operations

						As a Percentage of
				2004	2003	Total Revenue
				vs	vs
	2004	2003	2002	2003	2002	2004	2003	2002

								(%)
	(Dollars in thousands)			(%)	(%)	(%)	(%)
Revenue:
Fee and other revenue	$500,940	$419,002	$365,635	20	15	61	57	52
Investment revenue	315,983	323,099	351,332	(2)	(8)	38	44	50
Securities gains and losses, net	9,607	(4,878)	(9,277)	NM	NM	1	(1)	(1)

Total revenue	826,530	737,223	707,690	12	4	100	100	100
Fee commissions expense	183,561	144,997	118,268	27	23	22	20	17
Investment commissions expense	219,912	232,336	240,152	(5)	(3)	27	32	34

Total commissions expense	403,473	377,333	358,420	7	5	49	51	51

Net revenue	423,057	359,890	349,270	18	3	51	49	49
Expenses:
Compensation and benefits	126,641	107,497	99,689	18	8	15	15	14
Transaction and operations support	120,767	101,513	96,608	19	5	15	14	14
Depreciation and amortization	29,567	27,295	25,894	8	5	4	4	4
Occupancy, equipment and supplies	30,828	25,557	25,180	21	1	4	3	4
Interest expense	5,573	9,857	15,212	(43)	(35)	1	1	2
Debt tender and redemption costs	20,661	—	—	NM	NM	2	—	—

Total expenses	334,037	271,719	262,583	23	3	40	37	37

Income from continuing operations before income taxes	89,020	88,171	86,687	1	2	11	12	12
Income tax expense	23,891	12,485	11,923	91	5	3	2	2

Income from continuing operations	$65,129	$75,686	$74,764	(14)	1	8	10	11

NM = Not meaningful
Compared to 2003, total revenue in 2004 increased by $89.3 million, or 12 percent, and net revenue increased $63.2 million, or 18 percent, primarily driven by transaction growth in the money transfer business and an increase in net securities gains. Total revenue in 2003 increased by $29.5 million, or four percent, and net revenue increased $10.6 million, or three percent, over 2002, driven by transaction growth in the money transfer business, partially offset by lower investment revenue.
Total expenses, excluding commissions, increased in 2004 by $62.3 million, or 23 percent, over 2003. Total expenses in 2004 include debt tender and redemption costs of $20.7 million related to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. Other increases to total expenses totaled $41.6 million and were driven by transaction growth, marketing and employee-related expenses supporting our revenue growth. Total expenses, excluding commissions, increased in 2003 by $9.1 million, or three percent, over 2002, primarily due to higher incentive and profit-sharing compensation as more incentive targets were met, the addition of employees and related compensation expense and higher transaction and operations support costs.

Table 2 — Net Fee Revenue Analysis

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Fee and other revenue	$500,940	$419,002	$365,635	$81,938	$53,367
Fee commissions expense	(183,561)	(144,997)	(118,268)	(38,564)	(26,729)

Net fee revenue	$317,379	$274,005	$247,367	$43,374	$26,638

Commissions as a % of fee and other revenue	36.6%	34.6%	32.3%
Fee and other revenue includes fees on money transfer transactions, money orders and official check transactions. It is a growing portion of our total revenue, increasing to 61 percent of total revenue for 2004 from 52 percent in 2002. Fee and other revenue in 2004 grew 20 percent compared to the prior year, primarily driven by transaction growth in our money transfer and urgent bill payment services, with volume increasing 36 percent during the year. Revenue growth rates are lower than money transfer volume growth rates due to targeted pricing initiatives in the money transfer business and product mix (higher money transfer transaction growth with flat money order growth).
For 2003 and 2002, fee and other revenue was 57 and 52 percent of total revenue, respectively, with 15 percent growth in 2003 over the prior year. This increase is primarily driven by transaction growth in our money transfer and urgent bill payment services, with volume increasing 32 percent during 2003. As in 2004, revenue growth rates are lower than money transfer volume growth rates.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 27 percent for 2004 as compared to the prior year, primarily driven by higher transaction volume. Fiscal 2003 fee commissions expense was up 23 percent over 2002, again primarily due to higher transaction volume.
Net fee revenue increased $43.4 million, or 16 percent, in 2004 as compared to 2003, driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was lower than fee and other revenue growth primarily due to the pricing structure of certain large money order customers, as well as product mix. Net fee revenue increased $26.6 million, or 11 percent, in 2003 as compared to 2002 primarily due to the increase in money transfer and urgent bill payment transaction volumes. Growth in net fee revenue was lower than fee and other revenue growth in 2003, primarily due to product mix.
Table 3 — Net Investment Revenue Analysis

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Components of net investment revenue:
Investment revenue	$315,983	$323,099	$351,332	$(7,116)	$(28,233)
Investment commissions expense (1)	(219,912)	(232,336)	(240,152)	12,424	7,816

Net investment revenue	$96,071	$90,763	$111,180	$5,308	$(20,417)

Average balances:
Cash equivalents and investments	$6,772,124	$6,979,247	$6,131,145	$(207,123)	$848,102
Payment service obligations (2)	5,370,768	5,615,562	4,706,324	(244,794)	909,238
Average yields earned and rates paid (3):
Investment yield	4.67%	4.63%	5.73%	0.04%	(1.10%)
Investment commission rate	4.09%	4.14%	5.10%	(0.04%)	(0.97%)
Net investment margin	1.42%	1.30%	1.81%	0.12%	(0.51%)

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($404.6 million, $428.1 and $440.0 million for 2004, 2003 and 2002, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.
Investment revenue declined two percent in 2004 over 2003, primarily driven by lower average investable balances. The higher average investable balances in 2003 resulted from the unprecedented mortgage refinancing activity that occurred during late 2002 and into 2003 due to the dramatic decline in interest rates. Refinancing activities caused an increase in the sale of official checks and, therefore, an increase in our average investable balances. In 2004, the refinancing activity declined, causing average investable balances to decline. The refinancing activity in 2003 also caused a significant increase in the prepayments of mortgage-backed debt securities in our investment portfolio, the proceeds of which we reinvested at lower interest rates. Investment revenue decreased eight percent in 2003 versus 2002, primarily due to our reinvestment in lower interest rate securities resulting from the significant prepayments of mortgage-backed debt securities, partially offset by higher average investable balances.
Investment commissions expense in 2004 declined by five percent from 2003, primarily due to lower swap costs, partially offset by higher commissions paid to financial institution customers as a result of higher short-term rates. Lower swap costs are the result of maturing high rate swaps being replaced by lower rate swaps, increases in the short-term rates and lower notional swap balances. Investment commissions expense in 2003 decreased by three percent from 2002, primarily due to lower swap balances and lower commissions paid to financial institution customers as short-term interest rates declined in 2003.
Net investment revenue increased by six percent in 2004 compared to 2003, with the net investment margin increasing 12 basis points to 1.42 percent. During the same period, the average Fed Funds rate increased 22 basis points and the average 5-year U.S. Treasury Note increased 47 basis points. The unprecedented mortgage refinancing activity in 2003 and 2002 caused the net investment margin to fall 51 basis points in 2003, while the 2004 net investment margins benefited from declining swap costs. Net investment revenue decreased by 18 percent in 2003 compared to 2002, with the net investment margin declining 51 basis points to 1.30 percent. During the same period, the Fed Funds rate declined 54 basis points and the 5-year U.S. Treasury Note declined 93 basis points.
Table 4 — Summary of Gains, Losses and Impairments

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Gross realized gains	$31,903	$26,058	$20,594	$5,845	$5,464
Gross realized losses	(6,364)	(3,019)	(4,094)	(3,345)	1,075
Other-than-temporary impairments	(15,932)	(27,917)	(25,777)	11,985	(2,140)

Net securities gains and losses	$9,607	$(4,878)	$(9,277)	$14,485	$4,399

As shown in Table 4, net securities gains and losses increased in 2004 to a net gain of $9.6 million from a net loss of $4.9 million in 2003 as a result of the early pay off of a security held in the investment portfolio and lower impairment charges. Impairments in 2004 related primarily to investments backed by aircraft and manufactured housing collateral. The decline in impairments in 2004 reflects the overall improvement in the credit quality of our portfolio. Net securities gains and losses increased in fiscal 2003 from a net loss of $9.3 million in 2002 as a result of the repositioning of the portfolio and market conditions in 2003.

Expenses
Expenses include various operating expenses, other than commissions. As MoneyGram is the accounting successor to Viad, expenses through June 30, 2004 also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in the first six months of 2004 are approximately $10.2 million of these expenses, which will not be incurred by MoneyGram in the future. However, we are obligated under an Interim Services Agreement with Viad to pay approximately $1.6 million annually from July 1, 2004 for certain corporate services provided to MoneyGram by Viad. In addition, during the second half of 2004, MoneyGram incurred approximately $4.6 million in public company and related expenses.
Following is a discussion of the operating expenses for the periods presented in Table 1.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Included in 2004 are $4.3 million of expenses allocated from Viad that will not recur in 2005. Compensation and benefits increased 18 percent in 2004 compared to 2003, primarily driven by higher incentive accruals, higher pension and benefit costs and hiring of additional employees. In addition, 2003 benefited from a pension curtailment gain of $3.8 million. Because of the adverse impact that declining interest rates had on the Company’s performance in 2003, incentive accruals were substantially lower in 2003. The total number of employees increased in 2004 to drive money transfer growth and handle public company responsibilities. Compensation and benefits increased eight percent in 2003 compared to 2002, primarily driven by additional employees supporting the money transfer growth and higher incentive accruals, partially offset by the $3.8 million pension curtailment gain.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Included in 2004 are $5.4 million of expenses allocated from Viad that will not recur in 2005. Transaction and operations support costs were up 19 percent in 2004 over 2003, partially driven by the impairment of capitalized technology costs of $4.5 million related to the discontinued development of a project with Concorde EFS and other discontinued projects and the impairment of intangible assets of $2.1 million related to a purchased customer list for an expected customer departure. The remaining increase in transaction and operations support expense is driven primarily by higher insurance costs, public company costs and higher provisions for uncollectible agent receivables. The higher provision for uncollectible agent receivables is primarily the result of losses experienced in the check casher channel. Certain agents, particularly in New York, have experienced reduced liquidity as a result of the withdrawal of a major financial institution that previously served this channel. Transaction and operations support expenses increased five percent in 2003 over 2002, primarily due to higher legal and other professional services in the money transfer business and increases in general insurance costs and recruiting costs, partially offset by higher interest income. In addition, 2002 included $5.3 million of minority interest expense related to a joint venture.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization expense was up eight percent in 2004 over 2003, primarily due to the amortization of capitalized software developed to enhance the money transfer platform. These investments helped drive the growth in the money transfer product. Fiscal 2003 saw an increase of five percent in depreciation and amortization expense over 2002, primarily due to investments in money transfer equipment and money order signage.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Included in 2004 are $0.4 million of expenses allocated from Viad that will not recur in 2005. Occupancy, equipment and supplies in 2004 increased 21 percent over 2003, primarily due to normal increases in facilities rent, higher software maintenance costs and losses on disposal of equipment. Fiscal 2003 saw a one percent increase in occupancy, equipment and supplies expense over 2002, primarily due to software and equipment maintenance costs.
Interest expense — Interest expense declined 43 percent in 2004 as compared to 2003 on lower average outstanding debt balances and lower average interest rates. Viad paid down $249.6 million of debt in 2004 in connection with the spin-off. Beginning in the second half of 2004, interest expense incurred relates to the $150.0 million MoneyGram borrowed under its credit facility on June 30, 2004 in connection with the spin-off. Interest expense on this MoneyGram debt was $2.4 million in 2004, including amortization of deferred financing costs. Interest expense in 2003 declined 35 percent over 2002 due to lower average interest rates and lower average outstanding debt balances resulting from $100.0 million of medium-term senior notes that matured in 2003.
Debt tender and redemption costs — Debt tender and redemption costs incurred during 2004 of $20.7 million relate to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. No such costs were incurred in 2003 or 2002. These costs will not recur in 2005.
Income taxes — The effective tax rate was 27 percent in 2004 compared to 14 percent in 2003. The corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The 2004 effective tax rate is higher than 2003 mainly due to the costs related to the redemption of Viad’s redeemable preferred shares, which are not tax deductible. We expect our marginal tax rate to be approximately 25 percent in 2005. The effective tax rate for 2003 remained stable from 2002.
Segment Performance
We measure financial performance by our two business segments:

Global Funds Transfer — this segment provides global money transfer services, money orders and bill payment services to consumers through a network of agents. Fee revenue is driven by transaction volume and fees per transaction. In addition, investment and related income is generated by investing funds received from the sale of money orders until the instruments are settled.

Payment Systems — this segment provides financial institutions with payment processing services, primarily official check outsourcing services and money orders for sale to their customers, and processes controlled disbursements. Investment and related income is generated by investing funds received from the sale of payment instruments until the instruments are settled. In addition, revenue is derived from per-item fees paid by our financial institution customers.
The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield is generally allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Table 5 reconciles segment operating income to income from continuing operations before income taxes as reported in the financial statements.

Table 5 — Segment Information

	2004	2003	2002

	(Dollars in thousands)
Operating income:
Global Funds Transfer	$102,606	$96,823	$93,909
Payment Systems	27,163	15,123	21,658

Total segment operating income	129,769	111,946	115,567
Debt tender and redemption costs	20,661	—	—
Interest expense	5,573	9,857	15,212
Other unallocated expenses	14,515	13,918	13,668

Income from continuing operations before income taxes	$89,020	$88,171	$86,687

Other unallocated expenses include Viad corporate overhead that was not allocated to its subsidiaries and could not be classified as discontinued operations, as well as certain pension and benefit obligation expenses that were retained by MoneyGram in the spin-off that are not allocated to the segments. After the spin-off, other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to Viad. These expenses totaled $4.3 million in the second half of 2004.
Table 6 — Global Funds Transfer Segment

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Revenue	$532,064	$450,108	$412,953	18%	9%
Operating income	102,606	96,823	93,909	6%	3%
Operating margin	19.3%	21.5%	22.7%	(2.2%)	(1.2%)
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Revenue increased 18 percent in 2004 over 2003, primarily driven by the growth in the money transfer and urgent bill payment services as total transaction volume grew 36 percent. Domestic originated transactions (including urgent bill payment) grew 38 percent, while international originated transactions grew 31 percent for the same periods. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 22 percent over 2003, primarily in the international markets, to over 77,000 locations. Revenue increased nine percent in 2003 over 2002, primarily driven by money transfer and bill payment services as transaction volumes increased by 32 percent. The money transfer and bill payment services growth was partially offset by a decline in money order fee revenue due to declining transaction volumes and lower investment revenue from declining interest rates.
Retail money order volume was flat in 2004, despite an industry trend of declining paper-based instruments. Investment revenue in Global Funds Transfer increased four percent in 2004 compared to 2003 primarily due to higher average investable balances. Revenue in 2004 also included $2.3 million in net securities gains, compared to a $1.0 million net loss in 2003. Retail money order volume declined seven percent in 2003 from 2002 due to the loss of certain agents, partially offset by strong growth in sales at one customer.
Commissions expense in 2004 was up 24 percent compared to 2003, primarily driven by the 20 percent combined growth in fee and other revenue. Commissions expense as a percentage of revenue of 39.2 percent in 2004 increased from 36.7 percent in 2003 primarily due to the pricing structure of certain large money order customers, as well as product mix as we continue to see growth in the money transfer business compared to money orders. We anticipate this trend to continue with the continued growth of the money transfer business. As compared to 2002, commissions expense in 2003 was up 16 percent, primarily driven by the 16 percent combined growth in fee and other revenue. Commissions expense as a percentage of revenue increased from 34.5 percent in 2002 due to the shift in business mix towards money transfer.
Operating income in 2004 includes $2.3 million in net securities gains and a $4.5 million charge for capitalized technology costs. The operating margin of 19.3 percent in 2004 decreased from the margin of 21.5 percent in 2003 as a result of the product mix shift from retail money orders to money transfer, as well as the decline in margins of the retail money order business. Fiscal 2003 operating margin decreased from 2002 operating margin of 22.7 due to the product mix shift to money transfer.
Table 7 — Payment Systems Segment

				2004 vs	2003 vs
	2004	2003	2002	2003	2002

	(Dollars in thousands)
Revenue	$294,466	$287,115	$294,737	3%	(3%	)
Operating income	27,163	15,123	21,658	80%	(30%	)
Operating margin	9.2%	5.3%	7.3%
Taxable equivalent basis (1):
Revenue	$315,207	$312,627	$323,195	1%	(3%	)
Operating income	47,905	40,635	50,116	18%	(19%	)
Operating margin	15.2%	13.0%	15.5%

(1) The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $20.7 million, $25.5 million and $28.5 million for 2004, 2003 and 2002, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased three percent during 2004 compared to 2003, due to an increase in net securities gains and fee revenue, partially offset by a decline in investment revenue. Net securities gains increased $11.2 million during 2004 primarily because of the early pay off of a security held in the portfolio, partially offset by impairments of certain securities and realized losses from repositioning the portfolio. Investment revenue declined four percent during 2004 compared to 2003 primarily due to lower investable balances as the heavy consumer refinancing activity during 2003 declined. Revenue decreased three percent during 2003 as compared to 2002, primarily due to the interest rate environment. The lower interest rates earned in 2003 were primarily due to the unprecedented mortgage refinance activity, which caused higher average float balances and prepayments of mortgage-backed debt securities held in the portfolio. The higher float balances and proceeds from prepayments were reinvested in investments with lower interest rates than those seen in 2002. This caused the average investment yield to decline 110 basis points in 2003 to 4.63 percent from 5.73 percent in 2002.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense declined six percent in 2004 as compared to 2003, primarily due to lower swap costs, partially offset by higher commissions paid to financial institution customers. Commissions expense decreased two percent in 2003 as compared to 2002, primarily due to lower commissions paid to financial institution customers, partially offset by higher swap costs.
The operating margin for 2004 increased to 9.2 percent (15.2 percent on a taxable equivalent basis) as compared to 2003 operating margin of 5.3 percent (13.0 percent on a taxable equivalent basis), primarily due to higher net securities gains. Operating income in 2004 includes $7.3 million of net securities gains and a charge of $2.1 million related to intangible assets. Operating margin for 2003 declined from the 2002 operating margin of 7.3 percent (15.5 percent on a taxable equivalent basis), primarily due to the interest rate environment.
Outlook
We believe that the following key items will have an impact on our future operations. We expect:

•	To deliver earnings per share from continuing operations in 2005 in the range of $0.99 to $1.03, with income from continuing operations before taxes growing 28 to 35 percent.

•	Net revenues to grow six to 12 percent to $450.0 to $475.0 million.

•	Our net investment margin in 2005 to be 130 to 140 basis points.

•	Investable balances to average $6.5 billion in 2005.

•	To continue paying a $0.01 per share quarterly cash dividend, subject to Board approval.

•	To increase our marketing expenditures over 40 percent to solidify brand recognition.

•	To no longer incur certain overhead costs allocated to us by Viad prior to the spin-off. These costs were $10.2 million during the first half of 2004.

•	Our public company expenses to increase. In addition to other public company expenses, 2005 will be our first year of attesting to the operational effectiveness of our internal controls under Section 404 of the Sarbanes-Oxley Act, with the related costs expected to amount to approximately $0.01 per share.

•	Our effective tax rate to be approximately 25 percent in 2005.
In 2005, we will be required to begin recognizing expense on our stock option awards under the new guidance of SFAS No. 123R, Share-Based Payment. We did not factor the impact of this new requirement into the expectations set forth above; however, assuming we adopt SFAS No. 123R on January 1, 2005, we expect the impact of expensing our stock options to be approximately $0.02 per share in 2005.
LIQUIDITY AND CAPITAL RESOURCES
One of our primary financial goals is to maintain adequate liquidity to manage the fluctuations in the balances of payment service assets and obligations resulting from sales of official checks, money orders and other payment instruments, the timing of the collections of receivables, and the timing of the presentment of such instruments for payment. In addition, we strive to maintain adequate liquidity for capital expenditures and other normal operating cash needs.
At December 31, 2004, we had cash and cash equivalents of $927.0 million, net receivables of $772.0 million and investments of $6,335.5 million, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with a rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons, and by Company policy are not available to satisfy working capital or other financing requirements.
As of December 31, 2004 and 2003, we had unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 8 — Unrestricted Assets

	2004	2003

	(Dollars in thousands)
Cash and cash equivalents	$927,042	$1,025,026
Receivables, net	771,966	755,734
Investments	6,335,493	6,013,757

	8,034,501	7,794,517
Amounts restricted to cover payment service obligations	(7,640,581)	(7,421,481)

Unrestricted assets	$393,920	$373,036

Table 9 — Cash Flows Provided By or Used In Operating Activities

	2004	2003	2002

	(Dollars in thousands)
Net income	$86,412	$113,902	$57,886
Total adjustments to reconcile net income	87,722	61,507	43,382

Net cash provided by continuing operating activities before changes in payment service assets and obligations	174,134	175,409	101,268
Change in cash and cash equivalents (substantially restricted)	75,937	286,364	(554,374)
Change in receivables, net (substantially restricted)	(22,654)	(243,789)	166,439
Change in payment service obligations	219,100	(404,474)	1,176,233

Net change in payment service assets and obligations	272,383	(361,899)	788,298

Net cash provided by (used in) continuing operating activities	$446,517	$(186,490)	$889,566

Table 9 summarizes the cash flows provided by (used in) continuing operating activities. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $174.1 million and $175.4 million for 2004 and 2003, respectively, for a decrease of $1.3 million. The decrease is primarily due to the lower net income in 2004. We realized an increase of $74.1 million in 2003 compared to net cash provided by continuing operating activities before changes in payment service assets and obligations of $101.3 million in 2002. This increase is primarily due to higher net income and the timing of payment on accounts payable and other liabilities.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by (used in) investing activities related to our investment portfolio. Table 10 summarizes the cash flows provided by or used by payment service assets and obligations, net of investment activity:

Table 10 — Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	2004	2003	2002

	(Dollars in thousands)
Net change in payment service assets or obligations	$272,383	$(361,899)	$788,298
Proceeds from sales and maturities of investments	2,851,895	5,354,783	3,239,625
Purchases of investments	(3,098,498)	(4,888,918)	(4,117,626)

Net investment activity	(246,603)	465,865	(878,001)

Cash flows provided by (used in) payment service assets and obligations, net of investment activity	$25,780	$103,966	$(89,703)

During 2004, the cash flows provided by payment service assets and obligations, net of investment activity, decreased $78.2 million over 2003 primarily due to lower levels of investment activity. In 2003, the Company repositioned its portfolio and experienced a high rate of prepayments on its mortgage-backed securities, generating significant levels of proceeds and purchasing activity as the proceeds were reinvested. Amounts not reinvested were primarily used to cover payment service obligations presented for payment. Net investment activity in 2004 represents more normal investment activity levels, as well as growth in the business. During 2003, the cash flows provided by payment service assets and obligations, net of investment activity, increased $193.7 million from 2002. The high level of consumer refinancing that began in late 2002 resulted in a significant increase in payment service obligations and security purchases to invest the higher levels of float.
Table 11 — Cash Flows Provided By or Used In Investing Activities

	2004	2003	2002

	(Dollars in thousands)
Net investment activity	$(246,603)	$465,865	$(878,001)
Purchases of property and equipment	(29,589)	(27,128)	(26,842)
Cash paid for acquisition of minority interest	—	(105,080)	—
Proceeds from sale of Game Financial Corporation	15,247	—	—
Other	428	(1,341)	(1,420)

Other investing activity	(13,914)	(133,549)	(28,262)

Net cash (used in) provided by investing activities	$(260,517)	$332,316	$(906,263)

Table 11 summarizes the net cash provided by (used in) investing activities. Investing activities primarily consist of activity within our investment portfolio as previously discussed. Other investing activity used cash of $13.9 million, $133.5 million and $28.3 million in 2004, 2003 and 2002, respectively. In 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. In 2003, we paid $105.1 million to acquire the remaining interest in MoneyGram International Limited. Capital expenditures for property and equipment of $29.6 million, $27.1 million and $26.8 million in 2004, 2003 and 2002, respectively, increased as we continued to invest in the money transfer platform.
Cash Flows from Financing Activities: Net cash used in financing activities was $111.0 million, $139.6 million and $87.8 million in 2004, 2003 and 2002, respectively. During 2004, the main uses of cash related to the redemption of Viad’s debt and redeemable preferred stock for approximately $203.0 million and $23.9 million, respectively, payments of dividends totaling $17.4 million and the purchase of treasury stock for $16.2 million. (Dividends paid and treasury stock purchased by the Company subsequent to the spin-off totaled $1.8 million and $16.2 million, respectively.) Sources of cash in 2004 related to the $150.0 million in borrowings made under the Company’s credit facility entered into in connection with the spin-off. During 2003, the Company paid down $105.7 million of debt and the revolver balance decreased $5.0 million. In addition, the Company paid dividends totaling $31.6 million and acquired treasury stock at a cost of $1.0 million in 2003. Uses of cash in

2002 related to normal payments on debt of $44.2 million, payment of dividends totaling $32.1 million and the acquisition of treasury stock at a cost of $28.3 million. Borrowings under the revolver increased $6.5 million in 2002 and the Company received proceeds upon stock option exercises totaling $10.4 million. All 2003 and 2002 financing activities relate to actions taken by Viad.
Other Funding Sources and Requirements
In connection with the spin-off, MoneyGram entered into a bank credit facility providing availability of up to $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. On June 30, 2004, the Company borrowed $150.0 million (consisting of the $100.0 million term loan and $50.0 million under the revolving credit facility) and used all of the proceeds to pay merger consideration to Viad in connection with the spin-off. The remaining amount of the credit facility is available for general corporate purposes and to support letters of credit. The interest rate on both the term loan and the credit facility is LIBOR plus 60 basis points, subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. The revolving credit facility expires on June 30, 2008. The loans are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2004, we were in compliance with these covenants. There are other restrictions that are customary for facilities of this type including limits on dividends, indebtedness, stock repurchases, asset sales, mergers, acquisitions and liens. Under the facility, our aggregate annual dividends and stock repurchases generally may not exceed 30 percent of consolidated net income of the prior year.
At December 31, 2004, we had reverse repurchase agreements, letters of credit and various overdraft facilities totaling $1.9 billion available to assist in the management of our investments and the clearing of payment service obligations. There where no amounts outstanding under the reverse repurchase agreements or the overdraft facilities at December 31, 2004.
Table 12 — Contractual Obligations

	Payments due by period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(Dollars in thousands)
Debt	$150,000	$—	$150,000	$—	$—
Capital lease obligations	560	240	320	—	—
Operating leases	47,289	5,280	10,280	9,838	21,891
Derivative financial instruments	56,879	47,197	14,767	(4,575)	(510)
Interim services agreement	2,461	1,641	820	—	—
Other obligations	9,627	9,157	470	—	—

Total contractual cash obligations	$266,816	$63,515	$176,657	$5,263	$21,381

Debt consists of amounts outstanding under the term loan and revolving credit facility at December 31, 2004, as described in “Other Funding Sources.” Capital and operating leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. The interim services agreement is the obligation under our agreement with Viad for certain services to be provided to the Company as described in Note 3 of the Notes to the Consolidated Financial Statements. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio.
MoneyGram has funded, noncontributory pension plans. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During 2004, MoneyGram contributed $2.2 million to the funded pension plans and expects to contribute $13.0 million in 2005. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2004, we paid benefits totaling $2.8 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.0 million in 2005. Expected contributions and benefit payments under these plans are not included in the table above. See “Critical Accounting Policies — Pension obligations” for further discussion of these plans.
We have agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants that include maintenance of total cash and cash equivalents, receivables and investments substantially restricted for payment services obligations at least equal to total outstanding payment service obligations, as well as maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 103 percent. We are in compliance with these covenants at December 31, 2004.
Working in cooperation with various financial institutions, we established separate consolidated entities (special purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In one instance, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and/or by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under limited circumstances, clients have the right to either demand liquidation of the segregated assets or replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. We offer the special purpose entity to certain financial institution clients as a benefit unique in the payment services industry.
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
Stockholders’ Equity
On June 30, 2004, MoneyGram charged the historical cost carrying amount of the net assets of Viad in the amount of $426.6 million directly to equity as a dividend.
On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. The Company repurchased 770,299 shares of its common stock under this plan at an average cost of $21.01 per share.
On August 19, 2004, the Board of Directors of MoneyGram International, Inc. declared the Company’s initial quarterly cash dividend of $0.01 per share on the common stock. This first quarterly dividend totaling $0.9 million was paid on October 1, 2004 to stockholders of record at the close of business on September 16, 2004. On November 18, 2004, the Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock to be paid on January 3, 2005 to stockholders of record on Decem-

ber 16, 2004. This dividend totaling $0.9 million was paid by MoneyGram to the transfer agent on December 31, 2004 and was distributed to the stockholders of record on January 3, 2005. In addition, the Board of Directors declared a dividend of $0.01 per share of common stock on February 17, 2005 to be paid on April 1, 2005 to stockholders of record on March 17, 2005. The terms of our credit facility place restrictions on the payment of dividends. For a description of the restrictions, see Note 9 of the Notes to the Consolidated Financial Statements. Otherwise, any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. The Company intends to continue paying a quarterly dividend of $0.01 per share in 2005, subject to Board approval, which will be funded through cash generated from operating activities.
Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. At December 31, 2004, the Trust had 1,390,163 shares of MoneyGram common stock. The market value of the shares held by this Trust of $29.4 million at December 31, 2004 represents unearned employee benefits that are recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average we sold receivables totaling $404.6 million during 2004 for a total discount of $9.9 million.
The Finance and Investment Committee of the Board of Directors generally must approve any transactions and strategies, including any potential off-balance sheet arrangements, that materially affect investment results and cash flows.
ENTERPRISE RISK MANAGEMENT
Risk is an inherent part of our business. Interest rate risk, liquidity risk, credit risk, operational risk, regulatory risk and foreign currency exchange risk are the principal risks in our business activities. The Company’s risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value. The extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability.
Management implements Board approved policies covering the Company’s funding, investments and use of derivatives. The Company’s Board of Directors has established a Finance and Investment Committee, consisting of four independent Board members, which oversees the investment, capital, credit and foreign currency policies and strategies. An Asset/ Liability Committee, comprised of senior management, routinely reviews investment and risk management strategies and results. The Board’s Finance and Investment Committee receives periodic reports regarding the investment portfolio and results.
The following discussion of our risk management procedures for our principal risks and the estimated amounts of our exposure contains forward-looking statements. The analyses used to assess such risks are not predictions of future events, and actual results may vary significantly due to events in the markets in which we operate and certain other factors as described in the following discussion.

Interest Rate Risk
Interest rate risk represents the potential reduction in net investment revenue as a result of fluctuations in market interest rates. Fluctuations in interest rates affect the revenue produced by our investment portfolio, the amount of commissions that we pay to customers in our Payment Systems segment, the net proceeds from our sale of receivables and the amounts that we receive under our interest rate derivatives. As a result, our net investment revenue, which is the difference or “spread” between the amount we earn on our investment portfolio and the commissions we pay and the discount on the sale of receivables, net of the effect of interest rate derivatives or “swaps”, is subject to interest rate risk as the components of net investment revenue are not perfectly matched through time and across all possible interest rate scenarios. Interest rate risk is concentrated in the investment portfolio.
Certain investments in our portfolio, primarily fixed-rate mortgage-backed investments, are subject to prepayment with no penalty to the borrower. As interest rates decrease, borrowers are more likely to prepay fixed-rate debt, resulting in cash flows that are received earlier than expected. Replacing the higher-rate investments that prepay with lower rate investments could reduce our net investment revenue. Conversely, an increase in interest rates may result in slower than expected prepayments and, therefore, cash flows that are received later than expected. In this case, there is risk that the cost of our commission payments may reprice faster than our investments and at a higher cost, which could reduce our net investment revenue.
An additional component of interest rate risk is market risk that arises from fluctuations in interest rates that may result in changes in the values of investments and swaps. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Stockholders’ equity can also be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available-for-sale and after-tax changes in the fair value of swaps are reflected as increases and decreases to a component of stockholders’ equity. The fair value of our swaps generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, the changes in the fair value of swaps and investments may not fully offset in stockholders’ equity.
The Company’s strategy in managing interest rate risk is to deliver consistent net interest margins and economic value over varying interest rate environments. One element to our strategy is to purchase assets that have similar cash flow patterns to our payment service obligations through time and various interest rate environments. To carry out this strategy, we purchase assets that match the average life and duration of our payment service obligations within a range that achieves stable net interest margins. In addition, we purchase assets across a wide spectrum of average lives to achieve the desired asset duration. We also use several different types of assets, including derivatives, to alter the average life of our assets and liabilities to match the duration of our payment service obligations within a desired range. A second element to our strategy is to regularly assess the portfolio’s exposure to changes in rates. We use a wide range of risk measures and analyses to manage the exposure, including on-going business risk measures and analyses, run-off measures of the existing portfolio and stress test scenarios. The two main evaluators used by the Company are net income at risk and duration gap. Net income at risk is measured using a static and forecasted portfolio under various interest rate shock environments. Duration gap is the estimated gap between our assets and liabilities and summarizes the extent that estimated cash flows are matched over time across various interest rate environments. The third element to our strategy is setting parameters for rebalancing actions to help attain corporate margin objectives. Management develops rebalancing actions based upon a number of factors that include both net investment revenue at risk and duration gap, as well as current market conditions. Internal indicators are used to determine when the risk profile of our assets should be re-examined. As the risk measures begin to move beyond our internal indicators, we consider actions to bring them into the preferred ranges, with an emphasis on time horizon and earnings objectives.
The Company uses derivatives as an important tool in managing interest rate risk. Derivatives are used by the Company as a hedging tool; we do not enter into speculative trading positions. The Company typically uses interest rate swaps to hedge interest rate risk on its variable rate commission payments to financial institution customers in its Payment Systems segment. Through these interest rate swaps, the Company can effectively convert our variable rate commission payments to a fixed rate payment.
The Company uses net investment revenue simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The net investment revenue simulation analysis incorporates substantially all of the Company’s inter-

est sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on interest rate sensitive income of immediate and sustained changes (a “shock”) to the yield curve for a one-year period. The market value of equity measures the degree to which the market values of the Company’s interest rate sensitive assets and liabilities will change given a shock to the short-term and long-term interest rates. Table 13 summarizes the changes to our pre-tax operating income and market value of equity under various shock scenarios.
Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates

	Down		Down	Down	Up		Up		Up
	200		100	50	50		100		200

	(Dollars in thousands)
Pre-tax income from continuing operations	$(1,300)		$600	$500	$(1,100)		$(2,700)		$(6,200)
Percent change	(1.0%	)	0.5%	0.4%	(0.8%	)	(2.1%	)	(4.7%	)
Market value of equity	$146,800		$80,400	$40,400	$(41,300)		$(83,000)		$(164,100)
Percent change	25.8%		14.1%	7.1%	(7.3%	)	(14.6%	)	(28.9%	)
Liquidity Risk
Liquidity risk represents the potential inability of the Company to meet its payment service obligations, as well as the potential reduction in earnings if unexpected liquidity needs forced the Company to liquidate its investment portfolio or secure other financing. We are subject to risks relating to daily liquidity needs, as well as extraordinary events, such as the unexpected loss of a customer.
The Company manages its exposure to liquidity risk by maintaining a liquidity portfolio, a revolving credit facility, various overdraft facilities, reverse repurchase agreements and an agreement to sell certain receivables. The Company assesses its liquidity needs daily based on normal business operations and stress environments. At December 31, 2004, the Company had availability under its revolving credit facility of $139.6 million, as well as overdraft facilities, letters of credit and reverse repurchase agreements totaling $1.9 billion.
Credit Risk
Credit risk represents the potential risk that the Company may not collect on interest and/or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. The Company is also exposed to the potential risk that the Company may not collect on funds received by agents in connection with money transfers and money orders.
Approximately 70 percent of the Company’s investment portfolio at December 31, 2004 consists of securities that are not issued or guaranteed by the U.S. government. If the issuer of any of these securities or counterparties to any of our derivative financial instruments were to default in payments or otherwise experience credit problems, the value of the investments and derivative financial instruments would decline and adversely impact our investment portfolio and earnings. As it relates to the investment portfolio, the Company’s strategy is to maximize the relative value versus return on each security, sector and collateral class. The Company uses a comprehensive process to manage its credit risk relating to investments, including active credit monitoring and quantitative sector analysis. The Company also addresses credit risk by investing primarily in investments with ratings of A3/ A- or higher or which are collateralized by federal agency securities, as well as ensuring proper diversification of the portfolio by limiting individual investments to one percent of the total portfolio. Approximately 80 percent of the Company’s investment portfolio at December 31, 2004 consists of securities with an AA or better rating. The Company manages its credit risk related to its derivative financial instruments by entering into agreements only with major financial institutions and regularly monitoring the credit ratings of these financial institutions.
Due to the nature of our business, the vast majority of our Global Funds Transfer business is conducted through independent agents. Our agents receive the proceeds from the sale of our payment instruments and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1,100 million, representing a combination of money orders, money transfers and bill payment proceeds. This credit exposure is spread across almost 27,000 agents, of which 13 owe us in excess of $15.0 million each at any one time. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents under certain circumstances. The Company assesses the creditworthiness of each potential agent before accepting it into our distribution network. The Company actively monitors the credit risk of active agents on an on-going basis by conducting periodic comprehensive financial reviews and cash flow analysis of our agents who average high volumes of money order sales. In addition, the Company frequently takes additional steps to minimize agent credit risk, such as requiring owner guarantees, corporate guarantees and other forms of security where appropriate. The Company monitors remittance patterns versus reported sales by agent on a daily basis. The Company also utilizes software embedded in each point of sale terminal to control both the number and dollar amount of money orders sold. This software also allows the Company to monitor for suspicious transactions or volumes of sales, assisting the Company in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, the Company has the ability to remotely disable money order dispensers or transaction devices to prevent agents from issuing money orders or performing money transfers if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing.
Operational Risk
Operational risk represents the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. We rely on the ability of our employees and our internal systems and processes to process a large number of transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors to process and clear our money orders and official checks. We currently rely on ten principal clearing banks, two of which clear our money orders and eight of which clear our official checks. In the event of a breakdown, security breach or improper operation of our systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. In addition, we currently operate in approximately 170 countries and plan to continue to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including changes in political and economic conditions, potential instability in certain regions, changes in foreign policy and adoption of foreign laws detrimental to our business.
In order to mitigate and control operational risk, we have developed and continue to enhance specific policies and procedures that are designed to identify, measure, control and manage operational risk at levels we believe are appropriate throughout the organization and within such departments as accounting, operations, technology, legal and compliance. These control mechanisms attempt to ensure that operations policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. We have disaster recovery plans in place that we believe will cover critical systems on a company-wide basis, and redundancies are built into the systems. We also use periodic self-assessments and internal audit reviews as a further check on operational risk.
Regulatory Risk
Regulatory risk represents the risk of non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the various jurisdictions in which we conduct our business, including state regulation, U.S. federal anti-money laundering laws, the requirements of the Office of Foreign Assets Control (which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals), the 2001 U.S.A. Patriot Act and foreign regulations. Failure to comply with the laws and regulatory requirements could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with customers and enforcement actions and fines. We have established procedures that are designed to ensure compliance with applicable regulatory requirements, including those relating to, among others, money laundering, suspicious activity, privacy and recordkeeping. The Company has a Compliance Officer who is responsible for ensuring compliance with our regulatory requirements, as well as a team of employees dedicated to maintaining compliance with licensing and reporting obligations and ensuring com-

pliance with anti-money laundering requirements. We have established internal policies relating to business conduct, ethics and compliance with applicable requirements, as well as procedures designed to ensure that these policies are followed.
Foreign Currency Exchange Risk
Foreign currency exchange risk represents the potential adverse effect on the Company’s earnings from fluctuations in foreign exchange rates affecting certain receivables and payables denominated in foreign currencies. The Company is primarily affected by fluctuations in the U.S. dollar as compared to the British pound and the Euro. The foreign currency exposure that does exist is limited by the fact that foreign currency denominated assets and liabilities are generally very short-term in nature. The Company primarily utilizes forward contracts to hedge its exposure to fluctuations in exchange rates. These forward contracts generally have maturities of less than thirty days. The forward contracts are recorded on the Consolidated Balance Sheets, and the net effect of changes in exchange rates and the related forward contracts is not significant.
Had the British pound and Euro increased up to twenty percent over actual exchange rates for 2004, pre-tax operating income would have seen a benefit of up to $1.1 million for the year. Had the British pound and Euro decreased up to twenty percent over actual exchange rates for 2004, pre-tax operating income would have seen a decrease of up to $1.7 million for the year. This sensitivity analysis considers both the impact on translation of our foreign denominated revenue and expense streams and the impact on our hedging program.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. Based on this criteria, management has identified and discussed with the Audit Committee the following critical accounting policies and estimates, and the methodology and disclosures related to those estimates:
Fair Value of Investment Securities — Our investment securities are classified as available-for-sale, including securities being held for indefinite periods of time and those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the carrying value of these investments is based on cash flow projections that require a significant degree of management judgment as to default and recovery rates of the underlying investments. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases, along with stockholders’ equity.
Other Than Temporary Impairments — Securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company writes down to fair value securities that it deems to be other-then-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. The Company evaluates investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF

Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less that its carrying value, the investment is written down to fair value. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates, the length of time and the extent to which the market value of the investment has been less than cost and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
We recorded $15.9 million, $27.9 million and $25.8 million of other-than-temporary impairment losses in 2004, 2003 and 2002, respectively, primarily related to other asset-backed securities, collateralized mortgage obligations and structured notes held in our investment portfolio. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.
Derivative financial instruments — Derivative financial instruments are used as part of our risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. We do not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.
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
Pension obligations — MoneyGram has trusteed, noncontributory pension plans that cover certain employees of MoneyGram, as well as former employees of Viad and of sold operations of Viad. Through December 31, 2000, the principal retirement plan was structured using a traditional defined benefit formula based primarily on final average pay and years of service. Benefits earned under this formula ceased accruing at December 31, 2000, with no change to retirement benefits earned through that date. Effective January 1, 2001, benefits began accruing under a cash accumulation account formula based upon a percentage of pay plus interest. Benefits under the cash accumulation formula ceased accruing at December 31, 2003, with no change in benefits earned through that date. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations. Certain defined pension benefits, primarily those in excess of benefit levels permitted under qualified pension plans, are unfunded.

MoneyGram’s discount rate used in determining future pension obligations is measured on November 30 and is based on rates determined by actuarial analysis and management review. Following are the assumptions used to measure the projected benefit obligation as of December 31, and the net periodic benefit cost for the year ended December 31:

	2004	2003	2002

Projected benefit obligation:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Net periodic benefit cost:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	10.00%
Rate of compensation increase	4.50%	4.50%	4.50%
MoneyGram’s pension expense for 2004, 2003 and 2002 was $9.0 million, $6.9 million and $3.0 million, respectively. In addition, MoneyGram recorded a $3.8 million curtailment gain in fiscal 2003 resulting from the freezing of the defined benefit pension plan. Pension expense is calculated based upon the actuarial assumptions shown above. For 2004, the pension expense consisted of service cost of $1.7 million, interest cost of $11.3 million, amortization of prior service cost of $0.8 million and recognized net actuarial loss of $4.0 million less expected return on plan assets of $8.8 million. The fair value of pension plan assets increased to $98.1 million at December 31, 2004 from $96.4 million at December 31, 2003 due to the actual return on plan assets and employer contributions exceeding benefits paid. Employer contributions increased $2.3 million over 2003, while benefits paid increased $0.9 million over 2003.
The discount rates used to determine benefit obligation and pension expense is reviewed on an annual basis. Lowering the discount rate by 50 basis points would have increased 2004 pension expense by $0.7 million, while increasing the discount rate by 50 basis points would have decreased 2004 pension expense by $0.5 million.
In developing the expected rate of return, MoneyGram employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. MoneyGram’s current asset allocation consists of approximately 56 percent in large capitalization and international equity stock funds, approximately 38 percent in fixed income securities such as global bond funds and corporate obligations, approximately three percent in a real estate limited partnership interest and three percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity security funds are diversified across U.S. and non-U.S. stocks. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.
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
MoneyGram’s pension assets are primarily invested in marketable securities that have readily determinable current market values. MoneyGram’s investments are rebalanced regularly to stay within the investment guidelines. MoneyGram reviews the expected rate of return in connection with significant changes in the pension asset allocation, the investing strategy or in inflation and interest rates. The actual rate of return on average pension assets in 2004 was 8.00 percent, as compared to the expected rate of return of 8.75 percent. As the expected rate of return is a long-term assumption and the widely accepted capital market principle is that assets with higher volatility generate greater long-term returns, we do not believe that the actual return for one year is significantly different from the expected return used to determine the benefit obligation. Changing the expected rate of return by 50 basis points would have increased 2004 pension expense by $0.5 million.
Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in MoneyGram’s pension plans.
Stock-based compensation — As permitted by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, MoneyGram uses the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Under our stock option plans, options are granted at exercise prices equal to the market price of our stock on the date of grant; accordingly, under APB 25, no compensation expense is recognized on these options. Under our restricted stock and performance based restricted stock plans, compensation expense is measured under APB 25 at the market price of our stock on the date of grant and is recognized over the vesting period of the award. See Note 2 of the Notes to the Consolidated Financial Statements for the pro forma impact of stock-based awards using the fair value method of accounting. As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company will be required to use the fair value method to account for its stock-based compensation plans beginning in 2005 under the newly issued SFAS No. 123R, Share-Based Payment.
Recent Accounting Developments
Recent accounting developments are set forth in Note 2 of the Notes to the Consolidated Financial Statements.
FORWARD LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements and are made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances due to a number of factors, including, but not limited to:

• Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments. See “Enterprise Risk Management — Interest Rate Risk” above.

• Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition. See “Enterprise Risk Management — Interest Rate Risk” above.

• Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely affect our results of operation and financial condition. See “Enterprise Risk Management — Liquidity Risk” above.

• Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio. In addition, we may face credit risk if we are unable to collect on funds received by agents for our products and services or if we experience fraud. See “Enterprise Risk Management — Credit Risk” above.

• Business Interruption. We may suffer direct or indirect losses resulting from inadequate or failed internal processes, people and systems or from third parties or external events. See “Enterprise Risk Management — Operational Risk” above.

• International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships. See “Enterprise Risk Management — Operational Risk” above.

• Security. We may be subject to a material breach of security of any of our systems. See “Enterprise Risk Management — Operational Risk” above.

• Regulation. Changes in laws, regulations or other industry practices and standards may require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete. See “Enterprise Risk Management — Regulatory Risk” above.

• Foreign Currency Exchange. Our results of operations may be adversely affected by fluctuations in foreign currency exchange rates affecting certain receivables and payables denominated in foreign currency. See “Enterprise Risk Management — Foreign Currency Exchange Risk.”

• Growth Rates. We cannot anticipate whether growth rates approximating recent levels for consumer money transfer transactions and other payment product markets will continue.

• Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

• Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

• Product Development. We may be unable to compete or develop new products to keep pace with technological and competitive changes in the payment services industry.

• Litigation. Our business and results of operations may be materially adversely affected by lawsuits or investigations.

• Intellectual Property. The loss of our intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and prospects.

• Internal Controls. We may be unable to timely comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

• Catastrophic Events. Catastrophic events could materially adversely impact our operating facilities, communication systems and technology, our clearing banks or major customers, or may have a material adverse impact on current economic conditions or levels of consumer spending. See “Enterprise Risk Management — Operational Risk” above.

Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure is discussed under “Enterprise Risk Management” in Management’s Discussion and Analysis Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-42. See the “Index to Financial Statements” on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2004, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.
PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Proposal 1: Election of Directors,” “Board of Directors and Governance” and “Security Ownership of Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein entitled “The Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in Part I above under the heading “Executive Officers of the Registrant.”
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions (the “Principal Officers”), are subject to our Code of Ethics and our Always Honest policy. Our directors are also subject to our Code of Ethics and our Always Honest policy. These documents are posted on our website at www.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth below. We will disclose any amendments to or waivers of our Code of Ethics and our Always Honest Policy for directors or Principal Officers on our website.
We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit, Corporate Governance and Nominating and Human Resources Committees. Our Corporate Governance Guidelines and committee charters are posted on our website at www.moneygram.com in the Investor Relations section and are available in print free of charge to any stockholder who requests them. Written requests for our Code Ethics, Always Honest policy, Corporate Governance Guidelines and committee charters should be addressed to MoneyGram International, Inc., 1550 Utica Avenue South, Minneapolis, Minnesota 55416, Attention: Corporate Secretary.

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Board of Directors and Governance — Compensation of Directors,” “Board of Directors and Governance — Human Resources Committees Interlocks and Insider Participation,” “Executive Compensation and Other Information” and “Stockholder Return Performance Graph” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Proposal 2: Approval of the MoneyGram International, Inc. 2005 Omnibus Incentive Plan — Equity Compensation Plan Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Audit Committee Report — Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the “Index to Financial Statements and Schedules” are filed as part of this Report.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto listed in the “Index to Financial Statements.”

(3)	Exhibits are filed with this Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date: March 4, 2005	By: /s/ Philip W. Milne Philip W. Milne President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

/s/ Philip W. Milne Philip W. Milne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David J. Parrin David J. Parrin	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jean C. Benson Jean C. Benson	Vice President and Controller (Principal Accounting Officer)

* Robert H. Bohannon	Chairman

* Jess Hay	Director

* Judith K. Hofer	Director

* Donald E. Kiernan	Director

* Robert C. Krueger	Director

* Linda Johnson Rice	Director

* Douglas L. Rock	Director

* Dr. Albert M. Teplin	Director

* Timothy R. Wallace	Director

/s/ Teresa H. Johnson Teresa H. Johnson * As attorney-in-fact	Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.2	Bylaws of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2	Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent (Incorporated by reference from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.3	Interim Services Agreement, dated as of June 30, 2004, between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.4	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.5	Form of Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.5 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
†10.6	MoneyGram International, Inc. Management and Line of Business Incentive Plan, as amended on February 17, 2005, pursuant to the 2004 MoneyGram International, Inc. Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.7	MoneyGram International, Inc. Deferred Compensation Plan, as stated July 1, 2004 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.8	MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.9	MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.10	MoneyGram International, Inc. Supplemental 401(k) Plan (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.11	Travelers Express Company, Inc. Supplemental Pension Plan (Incorporated by reference from Exhibit 10.11 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
†10.12	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

Exhibit
Number	Description

†10.13	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.14	Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.15	$350,00,000 Credit Agreement, dated as of June 29, 2004, among MoneyGram International, Inc., the Lenders named therein, and Bank One, NA, as Agent (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2004).
10.16	MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.17	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.18	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.19	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.20	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.21	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.22	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.23	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.24	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.8 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.25	Employment Agreement, dated October 26, 2004, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2004).
†10.26	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., adopted December 17, 2004 (Incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2004).
†10.27	MoneyGram International, Inc. Performance Unit Incentive Plan (Incorporated by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.28	Description of MoneyGram International, Inc. Compensation for Non-Management Members of Board of Directors and of Board Committees (Incorporated by reference from Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 23, 2005).
*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney

Exhibit
Number	Description

*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

MoneyGram International, Inc.
Annual Report on Form 10-K
Items 8 and 15(a)

Management’s Responsibility Statement
The management of MoneyGram International, Inc. is responsible for the integrity, objectivity and accuracy of the consolidated financial statements of the Company. The consolidated financial statements are prepared by the Company in accordance with accounting principles generally accepted in the United States of America using, where appropriate, management’s best estimates and judgments. The financial information presented throughout the Annual Report is consistent with that in the consolidated financial statements.
Management is also responsible for maintaining a system of internal controls and procedures designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that assets are protected against loss from unauthorized use or disposition. Such a system is maintained through accounting policies and procedures administered by trained Company personnel and updated on a continuing basis to ensure their adequacy to meet the changing requirements of our business. The Company requires that all of its affairs, as reflected by the actions of its employees, be conducted according to the highest standards of personal and business conduct. This responsibility is reflected in our Code of Ethics. At the end of our next fiscal year, our independent auditors will report on our assertions as to the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.
The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets quarterly with management, internal audit and the independent registered public accounting firm to discuss internal accounting control, auditing and financial reporting matters, as well as to determine that the respective parties are properly discharging their responsibilities. Both our independent registered public accounting firm and internal auditors have had and continue to have unrestricted access to the Audit Committee without the presence of management.

/s/ Philip W. Milne	/s/ David J. Parrin
Philip W. Milne President and Chief Executive Officer	David J. Parrin Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota
We have audited the consolidated financial statements of MoneyGram International, Inc and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/     Deloitte & Touche LLP
Minneapolis, Minnesota
March 2, 2005

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,

	2004	2003

	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents	$—	$33,832
Cash and cash equivalents (substantially restricted) (Note 2)	927,042	1,025,026
Receivables (substantially restricted) (Note 2)	771,966	755,734
Investments (substantially restricted) (Note 4)	6,335,493	6,013,757
Property and equipment (Note 7)	88,154	95,207
Intangible assets (Note 8)	15,210	18,818
Goodwill (Note 8)	395,526	395,526
Assets of discontinued operations (Note 3)	—	641,724
Deferred tax assets	31,841	70,633
Other assets	65,503	171,897

Total assets	$8,630,735	$9,222,154

Liabilities and Stockholders’ Equity
Payment service obligations (Note 2)	$7,640,581	$7,421,481
Debt (Note 9)	150,000	201,351
Derivative financial instruments (Note 5)	65,063	174,588
Pension and other postretirement benefits (Note 14)	110,661	101,039
Preferred stock subject to mandatory redemption (Note 10)	—	6,733
Accounts payable and other liabilities	99,239	115,922
Liabilities of discontinued operations (Note 3)	—	332,257

Total liabilities	8,065,544	8,353,371
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000.000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 and 99,739,925 shares issued in 2004 and 2003	886	149,610
Additional paid-in capital	79,833	218,783
Retained income	506,609	863,944
Unearned employee benefits and other	(31,037)	(35,442)
Accumulated other comprehensive income (loss) (Note 12)	25,691	(35,208)
Treasury stock: 801,130 and 11,382,364 shares in 2004 and 2003	(16,791)	(292,904)

Total stockholders’ equity	565,191	868,783

Total liabilities and stockholders’ equity	$8,630,735	$9,222,154

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except
	share and per share data)
Revenue
Fee and other revenue	$500,940	$419,002	$365,635
Investment revenue	315,983	323,099	351,332
Net securities gains and losses	9,607	(4,878)	(9,277)

Total revenue	826,530	737,223	707,690
Fee commissions expense	183,561	144,997	118,268
Investment commissions expense	219,912	232,336	240,152

Total commissions expense	403,473	377,333	358,420

Net revenue	423,057	359,890	349,270
Expenses
Compensation and benefits	126,641	107,497	99,689
Transaction and operations support	120,767	101,513	96,608
Depreciation and amortization	29,567	27,295	25,894
Occupancy, equipment and supplies	30,828	25,557	25,180
Interest expense	5,573	9,857	15,212
Debt tender and redemption costs	20,661	—	—

Total expenses	334,037	271,719	262,583

Income from continuing operations before income taxes	89,020	88,171	86,687
Income tax expense	23,891	12,485	11,923

Income from continuing operations	65,129	75,686	74,764
Income (loss) and gain from discontinued operations, net of tax	21,283	38,216	(16,878)

Net income	$86,412	$113,902	$57,886

Basic earnings per share
Income from continuing operations	$0.75	$0.87	$0.87
Income (loss) from discontinued operations, net of tax	0.24	0.44	(0.21)

Earnings per common share	$0.99	$1.31	$0.66

Average outstanding common shares	86,916	86,223	86,178

Diluted earnings per share
Income from continuing operations	$0.75	$0.87	$0.86
Income (loss) from discontinued operations, net of tax	0.24	0.44	(0.21)

Earnings per common share	$0.99	$1.31	$0.65

Average outstanding and potentially dilutive common shares	87,330	86,619	86,716

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$86,412	$113,902	$57,886
Other comprehensive income:
Net unrealized gains on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense of $18,133	—	30,222	—
Net holding (losses) gains arising during the period, net of tax expense (benefit) of ($66), ($11,788) and $32,777	(110)	(19,647)	54,628
Reclassification adjustment for net realized (losses) gains included in net income, net of tax expense (benefit) of $3,603, ($1,829) and ($3,479)	(6,005)	3,048	5,798

	(6,115)	13,623	60,426

Net unrealized gains (losses) on derivative financial instruments:
Net holding losses arising during the period, net of tax benefit of $2,437, $25,617 and $108,184	(4,062)	(42,695)	(180,306)
Reclassifications from other comprehensive income to net income, net of tax benefit of $43,504, $52,069 and $50,175	72,507	86,781	83,624

	68,445	44,086	(96,682)

Unrealized foreign currency translation gains, net of tax expense of $1,085, $1,709 and $938	1,807	2,848	1,564
Minimum pension liability adjustment, net of tax benefit of $1,943, $4,940 and $10,180	(3,238)	(8,234)	(16,967)

Other comprehensive income (loss)	60,899	52,323	(51,659)

Comprehensive income	$147,311	$166,225	$6,227

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities
Net income	$86,412	$113,902	$57,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net earnings in discontinued operations	(21,283)	(37,027)	(16,878)
Depreciation and amortization	29,567	27,295	25,894
Investment impairment charges	15,932	27,917	25,777
Provision for deferred income taxes	6,282	(14,416)	(11,050)
Net gain on sale of investments	(25,539)	(23,039)	(16,500)
Debt redemption and retirement costs	20,661	—	—
Net amortization of investment premium	19,070	38,242	(4,351)
Asset impairments and adjustments	6,590	4,275	3,100
Provision for uncollectible receivables	6,422	3,987	5,932
Non-cash compensation expense	1,934	1,378	1,103
Other non-cash items, net	2,817	5,695	(30,158)
Changes in foreign currency translation adjustments	1,807	2,848	1,564
Loss on sale of property and equipment	1,603	373	987
Changes in assets and liabilities:
Other assets	27,381	(5,745)	5,917
Accounts payable and other liabilities	(5,522)	29,724	52,045

Total adjustments	87,722	61,507	43,382
Change in cash and cash equivalents (substantially restricted)	75,937	286,364	(554,374)
Change in receivables, net (substantially restricted)	(22,654)	(243,789)	166,439
Change in payment service obligations	219,100	(404,474)	1,176,233

Net cash provided by (used in) continuing operating activities	446,517	(186,490)	889,566

Cash flows from investing activities
Proceeds from sales of investments classified as available-for-sale	1,053,128	1,660,238	1,345,821
Proceeds from maturities of investments classified as available-for-sale	1,798,767	3,410,855	1,148,417
Proceeds from maturities of investment securities classified as held-to-maturity	—	283,690	745,387
Purchases of investments classified as available-for-sale	(3,098,498)	(4,888,918)	(3,341,956)
Purchase of investments classified as held-to-maturity	—	—	(775,670)
Purchases of property and equipment	(29,589)	(27,128)	(26,842)
Cash paid for acquisition of MoneyGram International Limited	—	(105,080)	—
Proceeds from the sale of Game Financial Corporation, net of cash sold	15,247	—	—
Other investing activities	428	(1,341)	(1,420)

Net cash provided by (used in) investing activities	(260,517)	332,316	(906,263)

Cash flows from financing activities
Payments on debt	(205,182)	(105,738)	(44,230)
Proceeds from debt	100,000	—	—
Net change in revolver	50,000	(5,000)	6,543
Proceeds from exercise of options	1,693	3,745	10,372
Preferred stock redemption	(23,895)	—	—
Purchase of treasury stock	(16,181)	(976)	(28,309)
Cash dividends paid	(17,409)	(31,603)	(32,149)

Net cash used in financing activities	(110,974)	(139,572)	(87,773)

Net cash provided by (used in) discontinued operations	(108,858)	(11,547)	108,555

Net (decrease) increase in cash and cash equivalents	(33,832)	(5,293)	4,085
Cash and cash equivalents — beginning of period	33,832	39,125	35,040

Cash and cash equivalents — end of period	$—	$33,832	$39,125

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	(Loss) Income	Treasury	Total

	(Dollars in thousands)
Balance at December 31, 2001	$149,610	$225,003	$755,478	$(52,616)	$(35,872)	$(283,047)	$758,556
Net income			57,886				57,886
Dividends ($0.36 per share)			(32,149)				(32,149)
Employee benefit plans		(9,126)		12,211		11,311	14,396
Treasury shares acquired						(28,309)	(28,309)
Unrealized foreign currency translation adjustment					1,564		1,564
Unrealized gain on available-for-sale securities					60,426		60,426
Unrealized loss on derivative financial instruments					(96,682)		(96,682)
Minimum pension liability adjustment					(16,967)		(16,967)
Other, net		(5)	226			5	226

Balance at December 31, 2002	$149,610	$215,872	$781,441	$(40,405)	$(87,531)	$(300,040)	$718,947
Net income			113,902				113,902
Dividends ($0.36 per share)			(31,603)				(31,603)
Employee benefit plans		2,911		82		8,112	11,105
Treasury shares acquired						(976)	(976)
Unrealized foreign currency translation adjustment					2,848		2,848
Unrealized gain on available-for-sale securities					13,623		13,623
Unrealized gain on derivative financial instruments					44,086		44,086
Minimum pension liability					(8,234)		(8,234)
Contribution to Viad Corp Medical Plan Trust				4,881			4,881
Other, net			204				204

Balance at December 31, 2003	$149,610	$218,783	$863,944	$(35,442)	$(35,208)	$(292,904)	$868,783
Spin off from Viad Corp (Note 3)	(148,724)	(139,051)	(426,556)			287,775	(426,556)
Net income			86,412				86,412
Dividends ($0.20 per share)			(17,409)				(17,409)
Employee benefit plans		101		4,405		4,519	9,025
Treasury shares acquired						(16,181)	(16,181)
Unrealized foreign currency translation adjustment					1,807		1,807
Unrealized loss on available-for-sale securities					(6,115)		(6,115)
Unrealized gain on derivative financial instruments					68,445		68,445
Minimum pension liability					(3,238)		(3,238)
Other, net			218				218

Balance at December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

MoneyGram International, Inc. offers products and services including global money transfer, urgent bill payment services, issuance and processing of money orders, processing of official checks and share drafts, controlled disbursement processing and routine bill payment service. These products and services are offered to consumers and businesses through a network of agents and financial institution customers located around the world.
On December 18, 2003, MoneyGram International, Inc. (“MoneyGram”) was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders. On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram, and Viad then distributed 88,556,077 million shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Stockholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date, June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. See Note 3 regarding the spin-off transaction and resulting discontinued operations of Viad. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

Note 2. Summary of Significant Accounting Policies

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Reclassifications — Certain reclassifications have been made to prior period financial statements to conform to the current presentation.
Cash and Cash Equivalents, Receivables and Investments — We generate funds from the sale of money orders, official checks (including cashier’s checks, teller checks, and agent checks) and other payment instruments (classified as “Payment service obligations” in the Consolidated Balance Sheets). The proceeds are invested in cash and cash equivalents and investments until needed to satisfy the liability to pay the face amount of the payment service obligations upon presentment.

Cash and Cash Equivalents (substantially restricted) — We consider cash on hand and all highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Receivables, net (substantially restricted) — We have receivables due from financial institutions and agents for payment instruments sold. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to us. We provide an allowance for the portion of the receivable estimated to become uncollectible using historical charge-off and recovery patterns, as well as current economic conditions.

We sell an undivided percentage ownership interest in certain of these receivables, primarily receivables from our money order agents. The sale is recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Upon sale, we remove the sold agent receivables from the Consolidated Balance Sheets as we have surrendered control over those receivables.

Investments (substantially restricted) — Our investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities, and are recorded at fair value. These investments are held in custody with major financial institutions. We classify securities as available-for-sale or held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2003, we determined that we no longer had the positive intent to hold to maturity the securities classified as held-to-maturity due to the desire to have more flexibility in managing the investment portfolio. Accordingly, on March 31, 2003, we reclassified securities in the portfolio from held-to-maturity to available-for-sale. As a result of this reclassification, we cannot classify any securities as held-to-maturity until March 31, 2005.

Securities held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as securities available-for-sale. These securities are reported at fair value, with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity. There are no securities classified as trading securities.

Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card and airline. Interest income on mortgage-backed and other asset-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level yield over the life of the investment. Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115 and EITF Issue No. 99-20. Securities that we deem to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. We evaluate mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value. Any impairment charges are included in the Consolidated Statement of Income under “Net securities gains and losses.”
Substantially Restricted — We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, we restrict a portion of the funds related to these payment instruments due to contractual arrangements and/or Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements.
We have unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at December 31:

	2004	2003

	(Dollars in thousands)
Cash and cash equivalents	$927,042	$1,025,026
Receivables, net	771,966	755,734
Investments	6,335,493	6,013,757

	8,034,501	7,794,517
Amounts restricted to cover payment service obligations	(7,640,581)	(7,421,481)

Unrestricted assets	$393,920	$373,036

Derivative Financial Instruments — We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.
For a derivative instrument designated as a fair value hedge, we recognize the gain or loss in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative instrument designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive gain (loss)” in the Consolidated Statement of Stockholders’ Equity and subsequently reclassify the net gain or loss into earnings when the hedged exposure affects earnings. Derivatives designated as hedges are expected to be highly effective as the critical terms of these instruments are the same as the underlying risks being hedged. The Company evaluates hedge effectiveness at its inception and on an on-going basis. Hedge ineffectiveness, if any, is recorded in earnings on the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities gains and losses” component in the Consolidated Statements of Income. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of Income.
Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, receivables, payment service obligations, accounts payable and debt. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair value due to the short-term nature of these instruments. The carrying values of debt approximate fair value as interest related to the debt is variable rate. The fair value of investments and derivatives is generally based on quoted market prices. However, certain investment securities are not readily marketable. The fair value of these investments is based on cash flow projections that require a significant degree of management judgment as to default and recovery rates of the underlying investments. Accordingly, these estimates may not be indicative of the amounts we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts of these investments.
Allowance for Losses on Receivables — The Company provides an allowance for potential losses from receivables from agents and financial institutions. The allowance is determined based on known delinquent accounts and historical trends. Receivables are evaluated for collectibility and possible write-off by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Following is a summary of activity within the allowance for losses:

	2004	2003	2002

	(Dollars in thousands)
Beginning balance at January 1,	$6,968	$7,863	$7,850
Charged to expense	6,422	3,987	5,932
Write-offs, net of recoveries	(5,460)	(4,882)	(5,919)

Ending balance at December 31,	$7,930	$6,968	$7,863

Property and Equipment — Property and equipment includes office equipment, software and hardware and leasehold improvements and is stated at cost, net of accumulated depreciation. Property and equipment is depreciated using a straight-line method over the assets’ estimated useful lives ranging from ten years for office furniture and equipment, five to seven years for agent equipment and three to five years for computer hardware and software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or useful life of the asset. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss, if any, is recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of Income. We capitalize certain software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Intangible Assets and Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Intangible assets are recorded at cost. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing on an annual basis and whenever there is an impairment indicator. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives of seven to fifteen years for customer lists, 36 to 40 years for trademarks and 24 years for patents. Intangible assets are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
Goodwill is tested for impairment using a fair-value based approach. The Company assesses goodwill at the reporting unit level, which is determined to be the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lowest level at which management reviews cash flows for a business. Goodwill, which is generated solely through acquisitions, is allocated to the reporting unit in which the acquired business operates. The carrying value of the reporting unit is compared to its estimated fair value; any excess of carrying value over fair value is deemed to be an impairment. Intangible, and other long-lived, assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value.
Payments on Long-Term Contracts — We make incentive payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments are generally required to be refunded pro rata in the event of nonperformance or cancellation by the customer. Payments are capitalized and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties or refunds in case of early termination. Amortization of payments on long-term contracts is recorded in “Fees commission expense” in the Consolidated Statement of Income. We review the carrying values of these incentive payments whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.
Income Taxes — Prior to the Distribution, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. The provision for income taxes is computed based on the pretax income included in the Consolidated Statement of Income. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.
Foreign Currency Translation — The Euro is the functional currency of MoneyGram International Limited (“MIL”), a wholly owned subsidiary of MoneyGram. Assets and liabilities for MIL are translated into U.S. dollars based on the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the period covered. Translation adjustments arising from the use of differing exchange rates from period to period are included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet.
Revenue Recognition — We derive revenue primarily through service fees charged to consumers and our investing activity. A description of these revenues and recognition policies are as follows:

• Fee revenues primarily consist of transaction fees, foreign exchange revenue and other revenue.

– Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders and bill payment services. The money transfer transaction fees are fixed fees per transaction that may vary based upon the face value of the amount of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

– Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

– Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or billed.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Investment revenue is derived from the investment of funds generated from the sale of official checks, money orders and other payment instruments and consists of interest income, dividend income and amortization of premiums and discounts. These funds are available for investment until the items are presented for payment. Interest and dividends are recognized as earned. Premiums and discounts on investments are amortized over the life of the investment.

• Securities gains and losses are recognized upon the sale of securities using the specific identification method to determine the cost basis of securities sold. Impairments are recognized in the period the security is deemed to be other-than-temporarily impaired.
Fee Commissions Expense — We pay fee commissions to third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission. The commission amount is generally based on a percentage of the fee charged to the customer. We generally do not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Fee commissions also include the amortization of the capitalized incentive payments to agents.
Investment Commissions Expense — Investment commissions expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of official checks and costs associated with swaps and the sale of receivables program. Commissions paid to financial institution customers generally are variable based on short-term interest rates; however, a portion of the commission expense has been fixed through the use of interest rate swap agreements. Investment commissions are generally recognized each month based on the average outstanding balances and the contractual variable rate for that month.
Stock Based Compensation — We account for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. As our stock option plans require the employee to pay an amount equal to the market price on the date of grant, no compensation expense is recognized under APB 25. Performance-based stock and restricted stock awards are accounted for under the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation and are valued at the quoted market price of the Company’s stock at the date of grant and are expensed using the straight-line method over the vesting or service period of the award.
Assuming that we had recognized compensation cost for stock option grants in accordance with the fair value method of accounting defined in SFAS No. 123, net income and diluted and basic income per share would be as presented in the following table. Compensation cost calculated under SFAS No. 123 is recognized using a straight-line method over the vesting period and is net of estimated forfeitures and tax benefits.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(Dollars in thousands, except per share
	data)
Net income, as reported	$86,412	$113,902	$57,886
Plus: stock-based compensation expense recorded under APB 25, net of tax	—	28	—
Less: stock-based compensation expense determined under the fair value method, net of tax	(2,386)	(4,680)	(5,612)

Pro forma net income	$84,026	$109,250	$52,274

Basic earnings per share:
As reported	$0.99	$1.31	$0.66

Pro forma	0.97	1.27	0.61

Diluted earnings per share:
As reported	$0.99	$1.31	$0.65

Pro forma	0.96	1.26	0.60

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004, 2003 and 2002 was $5.49, $4.00 and $6.03 per share, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes single option pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	0.2%	1.8%	1.3%
Expected volatility	25.2%	30.4%	30.1%
Risk-free interest rate	3.2%	2.7%	4.9%
Expected life	5 years	5 years	5 years
Earnings per share — Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding for the first half of 2004, 2003 and 2002 is the number of Viad shares outstanding. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares for the assumed conversion of all potentially dilutive stock options.
Recent Accounting Pronouncements — Effective March 31, 2004, EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued. EITF No. 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115 and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. EITF No. 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF Issue 03-1-1, which indefinitely delayed the effective date of the guidance on how to evaluate and recognize an impairment loss that is other than temporary, pending issuance of proposed FSP EITF Issue 03-1-a. As of December 31, 2004, we had total unrealized pre-tax losses in our available-for-sale portfolio of $19.4 million that are already reflected in Stockholders’ Equity. These unrealized

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses are measured as of a point in time and could fluctuate significantly as interest rates change.
In December 2004, the FASB issued an SFAS No. 123R, Share-Based Payment. This standard, which is effective for the Company beginning in the third quarter of 2005, requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. The Company will adopt SFAS No. 123R on January 1, 2005 using the modified prospective method. We anticipate that the impact of adopting SFAS No. 123R will result in annual expense in 2005 of approximately $2.8 million based on known grants.
In May 2004, the FASB issued FSP SFAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was enacted into law on December 8, 2003, and which provides a federal subsidy to employers that sponsor postretirement health care plans that provide certain prescription drug benefits to the extent such benefits are deemed “actuarially equivalent” to Medicare Part D. The Company made a one-time election, under the previously issued FSP SFAS 106-1, to defer recognition of the effects of the Medicare Act until further authoritative guidance was issued. With the issuance of FSP FAS 106-2 in May 2004, which superceded FSP SFAS 106-1, specific guidance was provided in accounting for the subsidy. The Company adopted FSP SFAS 106-2 on July 1, 2004, using the prospective method. Refer to Note 14 for the effects of the Medicare Act on our Consolidated Balance Sheets and Consolidated Statements of Income.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company has historically recognized a deferred tax liability on its undistributed foreign earnings as these earnings were not considered indefinitely reinvested. As of December 31, 2004, the Company has deferred tax liabilities of $4.1 million related to undistributed foreign earnings of $30.8 million. Although the deduction is subject to a number of limitations and, as of today, significant uncertainty remains as to how to interpret numerous provisions in the Jobs Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Jobs Act on its repatriation plans. Based on that decision, the Company does not plan to repatriate any amounts as extraordinary dividends, as defined by the Jobs Act, during 2005. The Company will continue to recognize a deferred tax liability on its undistributed foreign earnings.

Note 3. Discontinued Operations and Acquisitions

Viad Corp: MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. The continuing business of Viad is referred to as “New Viad.” The spin off of New Viad was accounted for pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions, and was based upon the recorded amounts of the net assets divested. On June 30, 2004, we charged the historical cost carrying amount of the net assets of New Viad of $426.6 million directly to equity as a dividend. As a result, the results of operations of New Viad (with certain adjustments) are included in the Consolidated Statement of Income in “Income and gain from discontinued operations” in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also included in “Income and gain from discontinued operations” in the Consolidated Statement of Income for 2004 is a charge for spin-off related costs of $14.6 million relating primarily to legal and consulting costs.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The results of operations of Viad included in “Income and gain from discontinued operations” in the Consolidated Statement of Income include the following:

	2004	2003	2002

	(Dollars in thousands)
Revenue	$414,933	$770,468	$844,486
Earnings (loss) before income taxes	13,495	60,142	(32,157)
Income (loss) from discontinued operations	8,233	36,386	(19,455)
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
The services to be provided under the Interim Services Agreement will generally be provided by New Viad for a term of two years beginning on the Distribution Date. We may, at any time after the first year anniversary of the Distribution, request termination of the service upon 90 days advance notice to Viad. However, certain services may not be terminated prior to the second anniversary of the Distribution Date without Viad’s consent. Under the Interim Services Agreement, we will incur annual expenses of $1.6 million. During 2004, expenses totaling $0.8 million were recognized in connection with this agreement.
In January 2005, the Company acquired a 50% interest in a corporate aircraft owned by Viad at a cost of $8.6 million. The Company will pay 50% of all fixed costs associated with this asset and is responsible for the variable costs associated with its direct usage of the asset.
Game Financial Corporation: During the first quarter of 2004, we completed the sale of one of our subsidiaries, Game Financial Corporation (“Game Financial”), for approximately $43.0 million in cash, resulting in net cash received of $15.2 million. Game Financial provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded a gain of approximately $18.9 million ($11.4 million after-tax) in 2004. In addition, we recorded a gain of $1.1 million (net of taxes) in 2004 as a result of the settlement of a lawsuit brought by Game Financial. We may record future after-tax gains of approximately $4.0 million, based on contingencies in the Sales and Purchase Agreement related to the continued operations of Game Financial with two casinos. Game Financial was a part of our Payment Systems segment.
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

	2004	2003	2002

	(Dollars in thousands)
Revenue	$10,668	$36,548	$37,920
Earnings before income taxes	852	3,025	4,260
Gain on disposition	11,417	—	—
Income and gain from discontinued operations	13,050	1,830	2,577

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of Game Financial included in the Consolidated Balance Sheets at December 31, 2003 consists of the following:

(Dollars in thousands)
Cash	$33,576
Other assets	8,687
Liabilities	22,557

Net Assets	$19,706

MoneyGram International Limited: In January 2003, the Company paid $105.1 million to acquire the remaining 49 percent minority interest in MoneyGram International Limited (“MIL”). MIL provides international sales and marketing services for the Company, primarily in Europe, Africa, Asia and Australia. Prior to the acquisition, the Company owned a 51 percent interest in MIL and accordingly, MIL was consolidated prior to the acquisition. As a result of the acquisition, the Company owns 100 percent of MIL.

Note 4. Investments (Substantially Restricted)

The amortized cost and market value of investments are as follows at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$863,691	$59,855	$(249)	$923,297
Mortgage-backed and other asset-backed securities	4,442,162	94,706	(12,905)	4,523,963
U.S. government agencies	369,446	2,683	(718)	371,411
Corporate debt securities	442,145	19,463	(1,652)	459,956
Preferred and common stock	59,411	1,318	(3,863)	56,866

Total	$6,176,855	$178,025	$(19,387)	$6,335,493

The amortized cost and market value of investments are as follows at December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$938,693	$73,663	$(271)	$1,012,085
Mortgage-backed and other asset-backed securities	4,092,067	92,131	(20,926)	4,163,272
U.S. government agencies	405,378	6,068	(405)	411,041
Debt securities issued by foreign governments	5,373	320	—	5,693
Corporate debt securities	323,747	23,142	(720)	346,169
Preferred and common stock	75,546	1,601	(1,650)	75,497

Total	$5,840,804	$196,925	$(23,972)	$6,013,757

On March 31, 2003, we reclassified securities in the portfolio with an amortized cost of $1.2 billion from held-to-maturity to available-for-sale. The gross unrealized gains and losses related to these securities were $55.3 million and $5.3 million, respectively, on the date of transfer, which were recorded in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet. At December 31, 2004 and 2003 we had no securities classified as held-to-maturity.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amortized cost and market value of securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
	Cost	Value

	(Dollars in thousands)
In one year or less	$30,154	$30,566
After one year through five years	233,181	239,993
After five years through ten years	927,440	972,166
After ten years	484,507	511,939
Mortgage-backed and other asset-backed securities	4,442,162	4,523,963
Preferred and common stock	59,411	56,866

Total	$6,176,855	$6,335,493

At December 31, 2004 and 2003, net unrealized gains of $158.6 million ($99.1 million net of tax) and $173.0 million ($105.3 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income (loss).” During 2004, 2003 and 2002, $16.0 million, $14.4 million and $10.3 million, respectively, was reclassified from “Accumulated other comprehensive income (loss)” to earnings in connection with the sale of the underlying securities.
Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Gross realized gains	$31,903	$26,058	$20,594
Gross realized losses	(6,364)	(3,019)	(4,094)
Other-than-temporary impairments	(15,932)	(27,917)	(25,777)

Net securities gains and losses	$9,607	$(4,878)	$(9,277)

At December 31, 2004, the investment portfolio had the following aged unrealized losses:

	Less Than 12 months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Obligations of states and political sub-divisions	$14,749	$(136)	$8,789	$(113)	$23,538	$(249)
Mortgage-backed and other asset-backed securities	1,207,356	(9,135)	169,746	(3,770)	1,377,102	(12,905)
U.S. government agencies	106,769	(718)	—	—	106,769	(718)
Corporate debt securities	171,492	(1,331)	7,296	(321)	178,788	(1,652)
Preferred and common stock	15,884	(1,063)	7,200	(2,800)	23,084	(3,863)

Total	$1,516,250	$(12,383)	$193,031	$(7,004)	$1,709,281	$(19,387)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2003, the investment portfolio had the following aged unrealized losses:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Obligations of states and political sub-divisions	$18,670	$(271)	$—	$—	$18,670	$(271)
Mortgage-backed and other asset-backed securities	1,383,395	(14,554)	163,036	(6,371)	1,546,431	(20,925)
U.S. government agencies	81,747	(405)	—	—	81,747	(405)
Corporate debt securities	38,319	(721)	—	—	38,319	(721)
Preferred and common stock	—	—	8,350	(1,650)	8,350	(1,650)

Total	$1,522,131	$(15,951)	$171,386	$(8,021)	$1,693,517	$(23,972)

We have determined that the unrealized losses reflected above represent temporary impairments. Twenty-one securities and nineteen securities had unrealized losses for more than 12 months as of December 31, 2004 and 2003, respectively. We believe that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants, rather than a fundamental weakness in the credit quality of the issuer or underlying assets.
Of the $19.4 million of unrealized losses at December 31, 2004, $16.6 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $16.6 million, $15.9 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $0.7 million of unrealized losses less than 20 percent of amortized cost relates to U.S. government agency fixed income securities. One preferred stock security has an unrealized loss of $2.8 million at December 31, 2004 that is greater than or equal to 20 percent of amortized cost. This security was evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired.

Note 5. Derivative Financial Instruments

Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. The Company uses derivative instruments primarily to manage exposures to fluctuations in foreign currency exchange rates and interest rates.
Cash flow hedges use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets and liabilities, from changes in interest rates or currency exchange rates or from certain types of forecasted transactions. The Company enters into foreign currency forward contracts of generally less than thirty and ninety days to hedge forecasted foreign currency money transfer transactions. The Company designates these currency forwards as cash flow hedges. If the forecasted transaction underlying the hedge is no longer anticipated to occur, any gain or loss recorded in equity is reclassified into earnings.
The Company has also entered into swap agreements to mitigate the effects on cash flows of interest rate fluctuations on commissions paid to financial institution customers of our Payment Services segment. The agreements involve varying degrees of credit and market risk in addition to amounts recognized in the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements. These swaps are designated as cash flow hedges. The swap agreements are contracts to pay fixed and receive floating payments periodically over the lives of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of the exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued in accordance with the terms of the agreements and market interest rates.
The notional amount of the swap agreements totaled $3.4 billion and $3.1 billion at December 31, 2004 and 2003, respectively, with an average fixed pay rate of 4.8%, and 5.0% and an average variable receive rate 2.1% and 0.9% at December 31, 2004 and 2003, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds, or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense”. The Company estimates that approximately $29.5 million (net of tax) of the unrealized loss reflected in the “Accumulated other comprehensive income (loss)” component in the Consolidated Balance Sheet as of December 31, 2004, will be reflected in the Consolidated Statement of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled. The agreements expire as follows:

Notional Amount

(Dollars in thousands)
2005	$975,000
2006	630,000
2007	1,200,000
2008	100,000
Thereafter	502,000

$3,407,000

The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material.
Fair value hedges use derivatives to mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings along with the hedged transaction in the Consolidated Statement of Income in “Investment revenue.” Realized gains of $0.1 million and $2.1 million were recognized on fair value hedges discontinued during 2004 and 2003. No fair value hedges were discontinued in 2002.
The Company uses derivatives to hedge exposures for economic reasons, including circumstances in which the hedging relationship does not qualify for hedge accounting. The Company is exposed to foreign currency exchange risk and utilize forward contracts to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, recorded in the Consolidated Statement of Income is not significant.
The Company is exposed to credit loss in the event of nonperformance by counterparties to its derivative contracts. Collateral generally is not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of the derivative contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 6. Sale of Receivables

The Company has an agreement to sell undivided percentage ownership interests in certain receivables primarily from our money order agents. These receivables are sold to two commercial paper conduit trusts

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and represent a small percentage of the total assets in each trust. Our rights and obligations are limited to the receivables transferred, and the transactions are accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, are not recorded or consolidated in our financial statements. The agreement expires in June 2006. The receivables are sold to accelerate the cash flow for investments. The aggregate amount of receivables sold at any time cannot exceed $450.0 million. The balance of sold receivables as of December 31, 2004 and 2003 was $345.5 million and $329.2 million respectively. The agreement includes a 5% holdback provision of the purchase price of the receivables. The average receivables sold approximated $404.6 million and $428.1 million during 2004 and 2003, respectively. The expense of selling the agent receivables is included in the Consolidated Statement of Income in “Investment commissions expense” and totaled $9.9 million, $9.5 million and $12.4 million during 2004, 2003 and 2002, respectively.

Note 7. Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003

	(Dollars in thousands)
Office furniture, equipment and leasehold improvements	$20,166	$25,987
Agent equipment	102,679	106,845
Computer hardware and software	81,712	76,664

	204,557	209,496
Accumulated depreciation	(116,403)	(114,289)

	$88,154	$95,207

Depreciation expense for the year ended December 31 is as follows:

	2004	2003	2002

	(Dollars in thousands)
Depreciation of office furniture, equipment, and leasehold improvements	$2,272	$2,319	$2,591
Depreciation on agent equipment	12,776	12,561	12,283
Amortization expense of capitalized software	12,453	10,514	9,176

Total depreciation expense	$27,501	$25,394	$24,050

Included in computer hardware and software are capitalized software development costs. At December 31, 2004 and 2003, the net capitalized costs were $31.4 million and $35.9 million, respectively.
During 2004, the Company determined that an impairment existed on $4.5 million of software costs related primarily to a joint development project with Concord EFS utilizing ATMs to facilitate money transfers and other discontinued projects. The impairment loss was related to our Global Funds Transfer segment and is included in the Consolidated Statement of Income in “Transaction and operations support.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Intangibles and Goodwill

Intangible assets at December 31, 2004 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(Dollars in thousands)
Amortized intangible assets:
Customer lists	$28,688	$(18,491)	$10,197
Patents	13,200	(11,010)	2,190
Trademarks	481	(161)	320

	42,369	(29,662)	12,707
Unamortized intangible assets:
Pension intangible assets	2,503	—	2,503

	$44,872	$(29,662)	$15,210

During the third quarter of 2004, the Company evaluated the recoverability of certain purchased customer list intangibles due to the expected departure of a particular customer. To determine recoverability, the Company estimated future cash flows over the remaining useful life and calculated the fair value. An impairment loss of $2.1 million was recognized for the amount in which the carrying amount exceeded the fair value amount. This loss is included on the Consolidated Statement of Income in “Transaction and operations support” and relates to our Payment Systems segment.
Intangible assets at December 31, 2003 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

	(Dollars in thousands)
Amortized intangible assets:
Customer lists	$29,607	$(17,062)	$12,545
Patents	13,200	(10,385)	2,815
Trademarks	480	(149)	331

	43,287	(27,596)	15,691
Unamortized intangible assets:
Pension intangible assets	3,127	—	3,127

	$46,414	$(27,596)	$18,818

Intangible asset amortization expense for 2004, 2003 and 2002 was $2.1 million, $1.9 million and $1.8 million, respectively. Estimated remaining amortization expense is $2.1 million, $2.1 million, $2.1 million, $1.8 million and $1.4 million for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following is a reconciliation of goodwill:

	Global Funds	Payment	Total
	Transfer	Systems	Goodwill

	(Dollars in thousands)
Balance as of January 1, 2003	$280,629	$17,075	$297,704
Goodwill acquired	97,822	—	97,822
Impairment losses	—	—	—

Balance as of December 31, 2003	378,451	17,075	395,526
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance as of December 31, 2004	$378,451	$17,075	$395,526

There were no changes to goodwill during 2004. During 2003, additions to goodwill of $97.8 million related to the acquisition of the remaining minority interest in MoneyGram International Limited was recorded and allocated to the Global Funds Transfer segment. The amount of goodwill expected to be deductible for tax purposes is not significant. The Company performed an annual assessment of goodwill during the fourth quarter of 2004 and determined that there was no impairment.

Note 9. Debt

Debt consisted of the following at December 31:

	2004		2003

		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Senior term note, due through 2008	$100,000	2.79%	$—
Senior revolving credit facility, due through 2008	50,000	2.79%	—
Commercial Paper	—		168,000	1.1%
Senior notes, due 2009	—		35,000	6.3%
Other obligations, due through 2016	—		9,848	3.6%
Subordinated debt, due 2006	—		18,503	5.0%

	150,000		231,351
Portion allocated to Viad	—		(30,000)	10.5%

	$150,000		$201,351

In connection with the spin-off, the Company entered into a bank credit facility providing availability of up to $350.0 million in the form of a $250.0 million 4 year revolving credit facility and a $100.0 million term loan. On June 30, 2004, the Company borrowed $150.0 million (consisting of the $100.0 million term loan and $50.0 million under the revolving credit facility) that was paid to Viad. The interest rate on both the term loan and the credit facility is an indexed rate of LIBOR plus 60 basis points, with one, two, three and six month repricing options. On December 31, 2004, the interest rate was 3.1% (exclusive of the effects of commitment fees and other costs), respectively. The interest rate is subject to adjustment in the event of a change in our debt rating. The term loan is due in two equal installments on the third and fourth anniversary of the loan. Any advances drawn on the revolving credit facility must be repaid by June 30,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2008. The loans are unsecured obligations of MoneyGram, and are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. The proceeds from any future advances may be used for general corporate expenses and to support letters of credit. Any letters of credit issued reduce the amount available under the revolving credit facility (see Note 16). The Company pays a fee on the facilities regardless of the usage ranging from 0.1% to 0.375% depending upon our credit rating. During 2004, our facility fee was 0.15%. The Company incurred $1.2 million of financing costs in connection with this transaction. These costs have been capitalized and are being amortized over the life of the debt.
Borrowings under the facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2004, the Company was in compliance with these covenants. There are other restrictions customary for facilities of this type, including limits on dividends, indebtedness, stock repurchases, asset sales, merger, acquisitions and liens. Under the terms of the facilities, dividends paid and stock repurchased may not exceed $20.0 million in the aggregate from the date of the spin-off through December 31, 2004. Going forward, annual dividends and stock repurchases in the aggregate generally may not exceed 30 percent of consolidated net income of the prior year.
In connection with the spin-off, Viad repurchased substantially all of its outstanding medium-term notes and subordinated debentures in the amount of $52.6 million. The amounts not paid off were retained by New Viad. Viad also repaid all of its outstanding commercial paper in the amount of $188.0 million and retired its industrial revenue bonds of $9.0 million. The Company incurred a loss of $3.5 million in connection with these activities.
On December 31, 2003, debt consisted of the historical debt of Viad, excluding the portion directly allocable to New Viad.
Scheduled annual maturities of amounts classified as debt at December 31, 2004 are shown below. Total interest paid on outstanding debt was $2.0 million, $13.5 million and $18.6 million in 2004, 2003 and 2002, respectively.

	Revolving	Senior
	Credit	Term
	Facility	Loan	Total

	(Dollars in thousands)
2007	$—	$50,000	$50,000
2008	50,000	50,000	100,000

	$50,000	$100,000	$150,000

Note 10. $4.75 Preferred Stock Subject to Mandatory Redemption

Preferred stock consists of Viad’s preferred stock, which Viad redeemed in connection with the spin-off for an aggregate call price of $23.9 million. At December 31, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock that were subject to mandatory redemption provisions with a stated value of $100.00 per share, of which 328,352 shares were issued. Of the total shares issued, 234,983 shares were outstanding at a net carrying value of $6.7 million, and 93,369 shares were held by Viad. On July 1, 2003, Viad adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and accordingly, the $4.75 preferred stock was classified as a liability under the caption “Preferred stock subject to mandatory redemption” in the Consolidated Balance Sheets. In addition, dividends of $0.6 million declared subsequent to the adoption of SFAS No. 150 have been included as interest expense in the Consolidated Statements of Income. In periods prior to July 1, 2003, dividends on the $4.75 preferred stock were reported as an adjustment to income to compute income available to common stockholders.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes

The components of earnings before income taxes from continuing operations are as follows for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Earnings before income taxes from continuing operations:
United States	$53,507	$64,259	$71,178
Foreign	35,513	23,912	15,509

Total	$89,020	$88,171	$86,687

Income tax expense related to continuing operations for the year ended December 31 consists of:

	2004	2003	2002

	(Dollars in thousands)
Current:
Federal	$4,386	$24,370	$15,346
State	4,962	3,233	3,771
Foreign	8,261	(702)	3,856

Current income tax expense	17,609	26,901	22,973
Deferred income tax expense	6,282	(14,416)	(11,050)

	$23,891	$12,485	$11,923

Income tax expense totaling $13.8 million and $25.0 million in 2004 and 2003, respectively, and an income tax benefit of $11.0 million in 2002 is included in “Income and gain from discontinued operations, net of tax” in the Consolidated Statement of Income. Taxes paid were $35.7 million, $24.1 million and $31.4 million for 2004, 2003 and 2002, respectively.
A reconciliation of the expected federal income tax at statutory rates to the actual taxes provided on income from continuing operations for the year ended December 31 is:

	2004	%		2003	%		2002	%

	(Dollars in thousands)
Income tax at statutory federal income tax rate	$31,157	35.0%		$30,860	35.0%		$30,340	35.0%
Tax effect of:
State income tax, net of federal income tax effect	910	1.0%		959	1.1%		1,293	1.5%
Preferred stock redemption costs	6,004	6.7%		—	—		—	—
Other	1,348	1.5%		1,166	1.3%		1,993	2.3%

	39,419	44.2%		32,985	37.4%		33,626	38.8%
Tax-exempt income	(15,528)	(17.4%	)	(20,500)	(23.2%	)	(21,703)	(25.0%	)

Income tax expense	$23,891	26.8%		$12,485	14.2%		$11,923	13.8%

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. Temporary differences, which give rise to deferred tax assets (liabilities), at December 31 are:

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Postretirement benefits and other employee benefits	$47,689	$41,223
Alternative Minimum Tax credits	34,976	34,464
Unrealized loss on derivative financial investments	22,816	68,072
Basis difference in revalued investments	28,279	24,889
Bad debt and other reserves	2,963	1,997
Other	1,938	3,659

Gross deferred tax assets	138,661	174,304
Deferred tax liabilities:
Unrealized gain on securities classified as available-for-sale	(59,489)	(67,605)
Depreciation and amortization	(42,644)	(32,357)
Basis difference in investment income	(3,728)	(2,537)
State income taxes	(959)	(1,172)

Gross deferred tax liabilities	(106,820)	(103,671)

Net deferred tax asset	$31,841	$70,633

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2004 and 2003, a deferred tax liability of $4.1 million and $1.0 million was recognized for the unremitted earnings of its foreign entities.
Included in “Employee benefit plans” in the Consolidated Statement of Stockholders’ Equity in 2004 is $0.6 million of tax benefits recognized in connection with the exercise of stock options. Tax benefits recognized in connection with the exercise of stock options were less than $0.1 million in 2003 and 2002.
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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Stockholders’ Equity

Rights Agreement: In connection with the spin-off, MoneyGram adopted a Rights Agreement (“the Rights Agreement”) by and between the Company and Wells Fargo Bank, N.A., as the Rights Agent. The preferred share purchase rights (“the rights”) issuable under the Rights Agreement were attached to the shares of MoneyGram common stock distributed in the spin-off. In addition, pursuant to the Rights Agreement, one right will be issued with each share of MoneyGram common stock issued after the spin-off. The rights are inseparable from MoneyGram common stock and will allow its holder to purchase one one-hundredth of a share of MoneyGram series A junior participating preferred stock for $100.00, once the rights become exercisable. The rights become exercisable ten days after a person or group acquires, or begins a tender or exchange offer for, 15 percent or more of the Company’s outstanding common stock. In the event a person or group acquires 15 percent or more of the Company’s outstanding common stock, and subject to certain conditions and exceptions more fully described in the Rights Agreement, each right will entitle the holder (other than the person or group acquiring 15 percent or more of the Company’s outstanding common stock) to purchase shares of MoneyGram common stock having a market value equal to $200.00. The rights are redeemable at the discretion of the Company’s Board of Directors for $0.01 per right and will expire, unless earlier redeemed, on June 30, 2014. Each one one-hundredth of a share of MoneyGram preferred stock, if issued, will not be redeemable, will entitle holders to quarterly dividend payments of the greater of $0.01 per share or an amount equal to the dividend paid on one share of MoneyGram common stock, will have the same voting power as one share of MoneyGram common stock and will entitle holders, upon liquidation, to receive the greater of $1.00 per share or the payment made on one share of MoneyGram common stock.
Preferred Stock: MoneyGram’s Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of undesignated preferred stock and up to 2,000,000 shares of series A junior participating preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have those rights and preferences, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by unlimited discretion of MoneyGram’s Board of Directors. Series A junior participating preferred stock has been reserved for issuance upon exercise of preferred share purchase rights. At December 31, 2004, no preferred stock is issued or outstanding.
Common Stock: MoneyGram’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $0.01. On the Distribution Date, MoneyGram was recapitalized such that the 88,556,077 shares of MoneyGram common stock outstanding was equal to the number of shares of Viad common stock outstanding at the close of business on the record date. Stockholders’ equity at December 31, 2003 and 2002 represented Viad’s capital structure consisting of 200,000,000 common shares authorized and 99,739,925 shares issued with a $1.50 par value.
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
On August 19, 2004, the Board of Directors declared the Company’s initial quarterly cash dividend of $0.01 per share. The dividend was paid on October 1, 2004 to stockholders of record at the close of business on September 16, 2004. The total amount of the dividend was $0.9 million. On November 18, 2004, the Board of Directors declared the Company’s second quarterly cash dividend of $0.01 per share. The Company paid $0.9 million to the transfer agent on December 31, 2004 and the cash dividend was distributed by the transfer agent on January 3, 2005. On February 17,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Board of Directors declared a quarterly cash dividend of $0.01 per share to be paid on April 1, 2005 to stockholders of record on March 17, 2005.
Treasury Stock: Through June 30, 2004, treasury stock represented Viad common stock repurchased and held by the Company. As of December 31, 2003, the Company held 11,382,364 shares of Viad common stock in treasury. On November 18, 2004, the Board of Directors authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram International, Inc. common stock with the intended effect of returning value to the stockholders and reducing dilution caused by the issuance of stock in connection with stock-based compensation described in Note 15. During the last six months of 2004, the Company repurchased 770,299 shares at an average cost of $21.01 per share. At December 31, 2004, there are 801,130 shares of stock held in treasury.
Following is a summary of common stock and treasury stock share activity:

	Common	Treasury
	Stock	Stock

	(Amounts in thousands)
Balance at January 1, 2003	99,740	11,638
Stock repurchases	—	40
Net submission of shares upon exercise of stock options	—	28
Net issuance upon vesting of restricted stock	—	(324)

Balance at December 31, 2003	99,740	11,382
Net submission of shares upon exercise of stock options	—	37
Net issuance upon vesting of restricted stock	—	(235)
Impact of spin-off	(11,184)	(11,184)

Balance at June 30, 2004	88,556	—
Stock repurchases	—	770
Net submission of shares upon exercise of stock options	—	36
Net issuance upon vesting of restricted stock	—	(5)

Balance at December 31, 2004	88,556	801

Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income (loss) at December 31 include:

	2004	2003

	(Dollars in thousands)
Unrealized gain on securities classified as available-for-sale	$99,148	$105,263
Unrealized loss on derivative financial instruments	(38,027)	(106,472)
Cumulative foreign currency translation adjustments	6,344	4,537
Minimum pension liability adjustment	(41,774)	(38,536)

	$25,691	$(35,208)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during each period presented equals Viad’s historical weighted average number of common shares outstanding through that date.
The following table presents the calculation of basic and diluted net income per share for the year ended December 31:

	2004	2003	2002

	(Dollars and shares in thousands,
	except per share data)
Income from continuing operations	$65,129	$75,686	$74,764
Preferred stock dividend	—	(572)	(1,141)

Income from continuing operations available to common stockholders	65,129	75,114	73,623
Income from discontinued operations, net of tax	21,283	38,216	(16,878)

Net income available to common stockholders	$86,412	$113,330	$56,745

Average outstanding common shares	86,916	86,223	86,178
Additional dilutive shares related to stock-based compensation	414	396	538

Average outstanding and potentially dilutive common shares	87,330	86,619	86,716

Basic earnings per share:
Basic earnings per share from continuing operations	$0.75	$0.87	$0.87
Basic earnings per share from discontinued operations, net of tax	0.24	0.44	(0.21)

Basic earnings per share	$0.99	$1.31	$0.66

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.75	$0.87	$0.86
Diluted earnings per share from discontinued operations, net of tax	0.24	0.44	(0.21)

Diluted earnings per share	$0.99	$1.31	$0.65

Options to purchase 2,778,299, 3,432,258 and 3,590,806 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 14. Pensions and Other Benefits

Pension Benefits — Prior to the Distribution, MoneyGram was a participating employer in the Viad Companies Retirement Income Plan (the “Plan”) of which the plan administrator was Viad. At the time of the Distribution, the Company assumed sponsorship of the Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/ Giltspur subsidiary and one sold business, which represented eight percent of Viad’s benefit obligation at December 31, 2003. Effective December 31, 2003, benefits under the Plan ceased accruing with no change in benefits earned through this date. A curtailment gain of $3.8 million was recorded in “Compensation and benefits” in the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Income. It is our policy to fund the minimum required contribution for the year.
Supplemental Executive Retirement Plan (SERP) — In connection with the spin-off, the Company assumed responsibility for all but a portion of the Viad SERP, while Viad retained the benefit obligation related to two of its subsidiaries, representing 13 percent of Viad’s benefit obligation at December 31, 2003. Another SERP, the MoneyGram International, Inc. SERP, is a nonqualified defined benefit pension plan, which provides postretirement income to eligible employees selected by the Board of Directors. It is our policy to fund the supplemental executive retirement plan as benefits are paid.
Net periodic pension cost for the defined benefit pension plan and combined SERPs includes the following components for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Service cost	$1,717	$2,912	$2,776
Interest cost	11,333	11,260	11,119
Expected return on plan assets	(8,804)	(9,627)	(11,935)
Amortization of prior service cost	768	516	579
Recognized net actuarial loss	3,990	1,854	456

Net periodic pension cost	$9,004	$6,915	$2,995

Benefits expected to be paid through the defined benefit pension plan and combined SERPS are $11.3 million, $12.2 million, $12.5 million, $12.5 million, $12.7 million and $65.1 million for 2005, 2006, 2007, 2008, 2009 and for the five years starting 2010, respectively. Contributions to the defined benefit pension plan and combined SERPS are expected to be $15.7 million in 2005.
The actuarial valuation date for the defined benefit pension plan and SERPs is November 30. Following are the weighted average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	2004	2003	2002

Net benefit cost:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	10.00%
Rate of compensation increase	4.50%	4.50%	4.50%
Benefit obligation:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%
The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The benefit obligation and plan assets, changes to the benefit obligation and plan assets and a reconciliation of the funded status of the defined benefit pension plan and combined SERPs as of and for the year ended December 31 are as follows:

	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$185,782	$171,896
Service cost	1,717	2,912
Interest cost	11,333	11,260
Actuarial (gain) or loss	6,374	10,854
Curtailment gain	—	(1,127)
Benefits paid	(10,934)	(10,013)

Benefit obligation at the end of the year	$194,272	$185,782

Change in plan assets:
Fair value of plan assets at the beginning of the year	$96,435	$96,862
Actual return on plan assets	7,771	7,033
Employer contributions	4,853	2,553
Benefits paid	(10,934)	(10,013)

Fair value of plan assets at the end of the year	$98,125	$96,435

Reconciliations of funded status:
Funded (unfunded) status	$(96,147)	$(89,347)
Unrecognized actuarial (gain) loss	72,264	68,847
Unrecognized prior service cost	4,008	4,776

Net amount recognized in Consolidated Balance Sheets	$(19,875)	$(15,724)

Amounts recognized in Consolidated Balance Sheets:
Accrued benefit liability	$(89,217)	$(82,024)
Intangible asset	2,503	3,127
Deferred tax asset	25,065	24,637
Additional minimum liability	41,774	38,536

Net amount recognized in Consolidated Balance Sheets	$(19,875)	$(15,724)

The projected benefit obligation and accumulated benefit obligation for both the defined benefit pension plan and the combined SERPs are in excess of the fair value of plan assets. Following is a summary of the defined benefit pension plan and the combined SERPs:

	Defined Benefit
	Pension Plan		Combined SERPs

	2004	2003	2004	2003

Projected benefit obligation	$142,494	$137,478	$51,778	$48,304
Accumulated benefit obligation	142,494	137,478	44,622	40,863
Fair value of plan assets	98,125	96,435	—	—

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s weighted average asset allocation for the funded pension plan by asset category at December 31 is as follows:

	2004	2003

Equity securities	56.2%	54.4%
Fixed income securities	38.2%	35.3%
Real estate	2.6%	7.0%
Other	3.0%	3.3%

	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. The Company strives to maintain an equity and fixed income securities allocation mix of approximately 55 percent and 35 percent, respectively. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.
Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. Upon the Distribution, the Company assumed the benefit obligation for current and former employees assigned to MoneyGram. Viad retained the benefit obligation for postretirement benefits other than pensions for all Viad and non-MoneyGram employees, with the exception of one executive.
In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (the “Act”) which was enacted into law on December 8, 2003. The Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy. The Company adopted FSP FAS 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Postretirement Benefit Obligation (APBO) of $1.4 million is recognized over future periods. This reduction in the APBO is due to a subsidy available on prescription drug benefits provided to plan participants determined to be actuarially equivalent to the Act. While specific guidance regarding the determination as to whether a plan is actuarially equivalent is not currently available, the Company believes that its postretirement plan will be actuarially equivalent to the Act. The postretirement benefits expense for the second half of 2004 was reduced by $90,000 due to the reductions in the APBO and the current period service cost.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s funding policy is to make contributions to the plan as benefits are required to be paid. Net periodic postretirement benefit cost includes the following components for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Service cost	$515	$490	$354
Interest cost	593	578	476
Amortization of prior service cost	(294)	(288)	(288)
Recognized net actuarial loss	14	18	—

Net periodic benefit cost	$828	$798	$542

The benefit obligation and plan assets, changes to the benefit obligation and plan assets and a reconciliation of the funded status of the defined benefit postretirement plan as of and for the year ended December 31 are as follows:

	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$10,570	$8,964
Service cost	515	490
Interest cost	593	578
Plan amendments	(71)	—
Actuarial (gain) or loss	(456)	496
Benefits paid	(128)	(117)

Benefit obligation at the end of the year	$11,023	$10,411

Change in plan assets:
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	128	117
Benefits paid	(128)	(117)

Fair value of plan assets at the end of the year	$—	$—

Reconciliations of funded status:
Funded (unfunded) status	$(11,023)	$(10,411)
Unrecognized actuarial (gain) loss	1,293	1,927
Unrecognized prior service cost	(2,781)	(3,004)

Accrued benefit liability	$(12,511)	$(11,488)

Benefits expected to be paid are $0.2 million, $0.2 million, $0.3 million, $0.3 million, $0.3 million and $2.0 million for 2005, 2006, 2007, 2008, 2009 and for the five years starting 2010, respectively. Subsidies to be received under The Act beginning in 2006 are not expected to be material. The Company will continue to make contributions to the plan to the extent benefits are paid.
The Company’s actuarial valuation date for the postretirement plan is November 30. The weighted-average discount rate used to determine the actuarial present value of the accumulated postretirement projected benefit obligation for the years ended December 31, 2004 and 2003 are is 6.00 percent and 6.25 percent, respectively. The weighted-average discount rates used to determine the net postretirement benefit cost for 2004, 2003 and 2002 are 6.25 percent, 6.75 percent and 7.25 percent, respectively.
The health care cost trend rate assumption has a significant effect on the amounts reported. For mea-

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
surement purposes, a 10.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for both 2004 and 2003, respectively. For 2004, the rate was assumed to decrease gradually to 5.00 percent by the year 2010 and remain at that level thereafter. For 2003, the rate was assumed to decrease gradually to 5.00 percent by the year 2008 and remain at that level thereafter. A one-percentage point change in assumed health care trends would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components	$259	$(209)
Effect on postretirement benefit obligation	2,144	(1,745)
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $1.9 million, $1.2 million and $1.2 million in 2004, 2003 and 2002, respectively. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Employees Stock Ownership Plan (the “Viad ESOP”) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an Employee Stock Ownership Plan.
Employee Equity Trust — Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to a MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. The fair market value of the shares held by this Trust, representing unearned employee benefits is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated. As of December 31, 2004, 1,390,163 shares of MoneyGram common stock remained in the trust.
Deferred Compensation Plans — Viad had a deferred compensation plan for its non-employee directors and a deferred compensation plan for certain members of management. In connection with the deferred compensation plans, Viad funded certain amounts through a rabbi trust. At December 31, 2003, the rabbi trust had a market value of $9.1 million, while the liability for the deferred compensation plans was $16.1 million. In connection with the spin-off, the Company paid a dividend of $7.25 million to Viad, which was used to pay certain liabilities under the deferred compensation plans. The Company assumed liabilities totaling $6.6 million related to the plans and retained rabbi trust assets totaling $5.5 million. Subsequent to the spin-off, the Company adopted a deferred compensation plan for its non-employee directors, as a well as a deferred compensation plan for certain members of management. Under the director deferred compensation plan, non-employee directors may defer all or part of their retainers and fees in the form of stock units or cash. Director deferred accounts are payable upon resignation from the Board. Under the management deferred compensation plan, participants may defer the receipt of incentive compensation awards in the form of stock units or cash. Management deferred accounts are generally payable under the timing and method elected by the participant on the deferral date. Deferred stock unit accounts under both plans are credited quarterly with dividend equivalents and will be adjusted in the event of a change in our capital structure from a stock split, stock dividend or other change. Deferred cash accounts under both plans are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured and the Company is not required to physically segregate any assets in connection with the deferred accounts. At December 31, 2004, the Company had a liability related to the deferred compensation plans of $5.9 million recorded in the “Other liabilities” component in the Consolidated Balance Sheet. The rabbi trust had a market value of $6.0 million at December 31, 2004.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Stock-Based Compensation

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
In connection with the spin-off, the Company adopted the 2004 MoneyGram Omnibus Incentive Plan to provide for the following types of awards to officers, directors, and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance based awards. Additionally, non-employee directors will receive an initial grant of nonqualified options when they become directors and an additional grant of nonqualified options each year of their term. Under the 2004 Omnibus Incentive Plan, the Company may grant any combination of awards up to the equivalent of two percent of the outstanding shares of common stock in each period. Any equivalent shares not used in a fiscal period may be carried over to the next fiscal period. Forfeited and cancelled awards become available for new grants. As of December 31, 2004, the Company has remaining authorization to issue awards totaling up to 3,471,220 million shares of common stock under the 2004 Omnibus Incentive Plan.
Stock options granted in 2004 become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. Stock options granted in 2003 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in calendar years 2002 and prior became exercisable in a two-year period in an equal number of shares each year and have a term of ten years. All stock options granted since 1998 contain certain forfeiture and non-compete provisions.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following is a summary of stock option activity:

		Weighted
		Average
	Total	Exercise	Options
	Shares	Price	Exercisable

Options outstanding at December 31, 2001	5,650,668	$16.29	3,466,201
Granted	1,082,217	20.57
Exercised	(703,923)	12.27
Canceled	(568,497)	19.26

Options outstanding at December 31, 2002	5,460,465	17.36	3,711,237
Granted	937,150	15.66
Exercised	(297,865)	10.54
Canceled	(469,291)	18.74

Options outstanding at December 31, 2003	5,630,459	17.31	4,322,053
Granted	724,700	19.32
Exercised	(519,169)	12.03
Canceled	(239,249)	18.70

Options outstanding at December 31, 2004	5,596,741	17.99	4,370,671

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$9.94 to $15.62	1,459,408	5.50	$14.16	921,735	$13.31
$15.68 to $18.87	1,374,182	5.25	17.73	1,365,851	17.73
$19.00 to $19.32	1,592,297	6.15	19.24	913,897	19.18
$19.37 to $21.25	744,254	7.20	20.78	742,588	20.78
$22.46 to $22.46	426,600	4.35	22.46	426,600	22.46

$9.94 to $22.46	5,596,741	5.76	$17.99	4,370,671	$18.08

The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted in 2004 and 2003 will vest in a three-year period from the date of grant in an equal number of shares each year. Full ownership of shares could vest on an accelerated basis if performance targets established are met at certain achievement levels. The performance-based restricted stock awards granted in 2002 will vest in 2006 and 2007 in an equal number of shares each year. Future vesting in all cases is subject generally to continued employment with MoneyGram or Viad. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. On the Distribution Date, our Chairman of the Board was granted a restricted stock award under our 2004 Incentive Plan of 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares will vest on June 30, 2006. The Company recognized compensation expense totaling $1.9 million, $1.4 million and $1.1 million in 2004, 2003 and 2002, respectively, related to its restricted stock awards. Following is a summary of restricted stock activity:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2001	295,900	$16.58
Granted	363,616	21.23

Restricted stock outstanding at December 31, 2002	659,516	19.14
Granted	406,700	16.70

Restricted stock outstanding at December 31, 2003	1,066,216	18.21
Granted	342,900	19.52
Vested and issued	(294,721)	16.62
Canceled	(17,250)	17.70

Restricted stock outstanding at December 31, 2004	1,097,145	19.06

Note 16. Commitments and Contingencies

Operating Leases: The Company has various noncancelable operating leases for buildings and equipment that terminate through 2015. Certain of these leases contain rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method. Rent expense under these operating leases totaled $6.5 million, $5.8 million and $5.4 million during 2004, 2003 and 2002 respectively. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are (dollars in thousands):

2005	$5,279
2006	5,266
2007	5,014
2008	4,906
2009	4,932
Later	21,892

$47,289

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal Proceedings: The Company is party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
Credit Facilities: At December 31, 2004, the Company has various reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.9 billion to assist in the management of investments and the clearing of payment service obligations. These credit facilities are in addition to available amounts under the revolving credit agreement described in Note 9. Included in this amount is an uncommitted reverse repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of a $20.0 million line of credit and $60.4 million of letters of credit. The letters of credit reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement described in Note 9. At December 31, 2004, there were no amounts outstanding under the overdraft facilities and there were no investments sold under the reverse repurchase agreements.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2004, the total amount of unfunded commitments related to these agreements was $9.6 million.

Note 17. Segment Information

Our business is conducted through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. No single customer or agent in either segment accounted for more than 10 percent of total revenue or receivables during 2004, 2003 or 2002.
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
The Company manages its investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, revenues are allocated to the segments based upon allocated average investable balances and an allocated yield. Average investable balances are allocated to the segments based on the average balances generated by that segment’s sale of payment instruments. The investment yield is generally allocated based on the total average total investment yield. Gains and losses are allocated based upon the allocation of average investable balances. The derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with the swap portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Revenue
Global Funds Transfer:	532,064	450,108	412,953
Payment Systems	294,466	287,115	294,737

Total revenue	$826,530	$737,223	$707,690

Operating Income
Global Funds Transfer	$102,606	$96,823	$93,909
Payment Systems	27,163	15,123	21,658

Total operating income	129,769	111,946	115,567
Debt tender and redemption costs	20,661	—	—
Interest expense	5,573	9,857	15,212
Other unallocated expenses	14,515	13,918	13,668

Income from continuing operations before income taxes	$89,020	$88,171	$86,687

Depreciation and amortization
Global Funds Transfer	$25,856	$24,255	$23,481
Payment Systems	3,711	3,040	2,413

Total depreciation and amortization	$29,567	$27,295	$25,894

Capital expenditures
Global Funds Transfer	$27,712	$25,891	$23,655
Payment Systems	1,877	1,237	3,187

Total capital expenditures	$29,589	$27,128	$26,842

The following table reconciles segment assets to total assets reported in the financial statements as of December 31:

	2004	2003

	(Dollars in thousands)
Assets
Global funds transfer	$2,436,961	$2,700,500
Payment systems	6,191,802	6,112,957
Corporate	1,972	408,697

Total assets	$8,630,735	$9,222,154

Geographic areas — Foreign operations are located principally in Europe. Foreign revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are principally located in the United States.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents revenue by major geographic area for the year ended December 31:

	2004	2003	2002

	(Dollars in thousands)
United States	$675,129	$618,610	$618,680
Foreign	151,401	118,613	89,010

Total revenue	$826,530	$737,223	$707,690

Note 18.	Quarterly Financial Data (Unaudited)

2004 Fiscal Quarters

	First	Second	Third	Fourth

	(Dollars in thousands, except per share data)
Revenues	$191,321	$199,820	$216,153	$219,236
Commission expense	90,249	97,631	104,305	111,288
Net revenues	101,072	102,189	111,848	107,948
Operating expenses, excluding commission expense	77,026	99,172	78,388	79,451
Income from continuing operations before income taxes	24,046	3,017	33,460	28,497
Income (loss) from continuing operations	19,213	(570)	24,515	21,971
Income (loss) from discontinued operations, net of taxes	21,780	(497)	—	—
Net income (loss)	40,993	(1,067)	24,515	21,971
Earnings (loss) from continuing operations per share
Basic	0.23	(0.01)	0.28	0.25
Diluted	0.23	(0.01)	0.28	0.25
Earnings from discontinued operations per share
Basic	0.24	—	—	—
Diluted	0.24	—	—	—
Earnings (loss) per share
Basic	0.47	(0.01)	0.28	0.25
Diluted	0.47	(0.01)	0.28	0.25

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Fiscal Quarters

	First	Second	Third	Fourth

	(Dollars in thousands, except per share data)
Revenues	$171,626	$187,721	$188,048	$189,828
Commission expense	90,873	95,789	97,272	93,399
Net revenues	80,753	91,932	90,776	96,429
Operating expenses, excluding commission expense	69,578	68,182	69,146	64,813
Income from continuing operations before income taxes	11,175	23,750	21,630	31,616
Income from continuing operations	12,390	20,457	18,488	24,351
Income from discontinued operations, net of taxes	9,641	20,411	6,348	1,816
Net income	22,031	40,868	24,836	26,167
Earnings from continuing operations per share
Basic	0.13	0.24	0.22	0.28
Diluted	0.13	0.24	0.22	0.28
Earnings from discontinued operations per share
Basic	0.12	0.23	0.07	0.02
Diluted	0.12	0.23	0.07	0.02
Earnings per share
Basic	0.25	0.47	0.29	0.30
Diluted	0.25	0.47	0.29	0.30