Form 10-Q
period 2005-03-31
MONEYGRAM INTERNATIONAL INC
filed 2005-05-12
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly

Period Ended March 31, 2005

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

As of May 6, 2005, 86,361,991 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	December 31
	2005	2004
	(Dollars in thousands, except share and per share data)
Assets
Cash and cash equivalents (substantially restricted)	$874,487	$927,042
Receivables (substantially restricted)	864,082	771,966
Investments (substantially restricted)	6,195,937	6,335,493
Property and equipment	97,450	88,154
Intangible assets	14,687	15,210
Goodwill	395,526	395,526
Deferred tax assets	34,103	31,841
Other assets	79,317	65,503

Total assets	$8,555,589	$8,630,735

Liabilities and Stockholders’ Equity
Payment service obligations	$7,612,340	$7,640,581
Debt	150,000	150,000
Derivative financial instruments	30,436	65,063
Pension and other postretirement benefits	111,966	110,661
Accounts payable and other liabilities	87,740	99,239

Total liabilities	7,992,482	8,065,544

Commitments and contingencies
Stockholders’ equity:
Preferred shares - undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares - junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued in 2005 and 2004	886	886
Additional paid-in capital	77,301	79,833
Retained earnings	533,535	506,609
Unearned employee benefits and other	(24,400)	(31,037)
Accumulated other comprehensive income	16,728	25,691
Treasury stock: 1,983,744 and 801,130 shares in 2005 and 2004	(40,943)	(16,791)

Total stockholders’ equity	563,107	565,191

Total liabilities and stockholders’ equity	$8,555,589	$8,630,735

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31
	2005	2004
	(Dollars in thousands, except
	per share data)
Revenue
Fee and other revenue	$138,519	$113,622
Investment revenue	89,502	76,654
Net securities gains (losses)	(106)	1,045

Total revenue	227,915	191,321

Fee commissions expense	52,188	40,503
Investment commissions expense	57,953	49,746

Total commissions expense	110,141	90,249

Net revenue	117,774	101,072
Expenses
Compensation and benefits	29,274	32,746
Transaction and operations support	35,644	28,242
Depreciation and amortization	7,436	7,223
Occupancy, equipment and supplies	8,374	7,595
Interest expense	1,389	1,220

Total expenses	82,117	77,026

Income from continuing operations before income taxes	35,657	24,046
Income tax expense	7,868	4,833

Income from continuing operations	27,789	19,213
Income and gain from discontinued operations, net of tax	—	21,780

Net income	$27,789	$40,993

Basic earnings per share
Income from continuing operations	$0.33	$0.22
Income from discontinued operations, net of tax	—	0.25

Earnings per common share	$0.33	$0.47

Average outstanding common shares	84,576	86,710

Diluted earnings per share
Income from continuing operations	$0.32	$0.22
Income from discontinued operations, net of tax	—	0.25

Earnings per common share	$0.32	$0.47

Average outstanding and potentially dilutive common shares	86,023	87,217

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
Net income	$27,789	$40,993

Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax expense (benefit) of ($23,799) and $16,006	(39,666)	26,677
Reclassification adjustment for net realized gains (losses) included in net income, net of tax expense (benefit) of $664 and $2,615	1,108	4,358

	(38,558)	31,035

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $11,593 and ($13,008)	19,322	(21,680)
Reclassifications from other comprehensive income to net income, net of tax expense (benefit) of ($6,926) and ($11,213)	11,544	18,688

	30,866	(2,992)

Unrealized foreign currency translation losses, net of tax expense (benefit) of ($763) and ($245)	(1,271)	(408)

Other comprehensive (loss) income	(8,963)	27,635

Comprehensive income	$18,826	$68,628

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities
Net income	$27,789	$40,993
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net earnings in discontinued operations	—	(21,780)
Depreciation and amortization	7,436	7,223
Investment impairment charges	1,878	5,928
Net gain on sale of investments	(1,772)	(6,973)
Net amortization of investment premium	2,465	7,084
Other non-cash items, net	5,262	5,187
Changes in assets and liabilities:
Other assets	(262)	22,653
Accounts payable and other liabilities	(11,956)	(10,392)

Total adjustments	3,051	8,930
Change in cash and cash equivalents (substantially restricted)	52,555	(59,230)
Change in receivables, net (substantially restricted)	(93,515)	4,898
Change in payment service obligations	(28,241)	259,249

Net cash (used in) provided by continuing operating activities	(38,361)	254,840

Cash flows from investing activities
Proceeds from sales of investments classified as available-for-sale	325,607	177,352
Proceeds from maturities of investments classified as available-for-sale	245,435	509,830
Purchases of investments classified as available-for-sale	(495,761)	(985,050)
Purchases of property and equipment	(16,787)	(6,023)
Proceeds from the sale of Game Financial Corporation, net of cash sold	—	15,247
Other investing activities	—	490

Net cash provided by (used in) investing activities	58,494	(288,154)

Cash flows from financing activities
Payments on debt	—	(247)
Net change in revolver	—	2,000
Proceeds from exercise of options	1,410	457
Tax benefits from stock option exercises	136	373
Purchase of treasury stock	(20,816)	—
Cash dividends paid	(863)	(7,807)

Net cash used in financing activities	(20,133)	(5,224)

Net cash provided by discontinued operations	—	4,706

Net change in cash and cash equivalents	—	(33,832)
Cash and cash equivalents - beginning of period	—	33,832

Cash and cash equivalents - end of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Unearned	Accumulated
		Additional		Employee	Other
	Common	Paid-In	Retained	Benefits	Comprehensive	Treasury
	Stock	Capital	Earnings	and Other	Income	Stock	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			27,789				27,789
Dividends ($0.01 per share)			(863)				(863)
Employee benefit plans		(2,532)		6,637		(3,336)	769
Treasury shares acquired						(20,816)	(20,816)
Unrealized foreign currency translation adjustment					(1,271)		(1,271)
Unrealized gain on available-for- sale securities					(38,558)		(38,558)
Unrealized gain on derivative financial instruments					30,866		30,866

Balance at March 31, 2005	$886	$77,301	$533,535	$(24,400)	$16,728	$(40,943)	$563,107

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Discontinued Operations

On June 30, 2004, the Company was spun off from Viad Corp (“Viad”). The Company is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. During the first quarter of 2004, the Company completed the sale of one of its subsidiaries, Game Financial Corporation. The results of operations of the continuing businesses of Viad (“New Viad”) and Game Financial Corporation included in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax” include the following:

	New Viad		Game Financial Corporation
	Three Months Ended March 31		Three Months Ended March 31
(Dollars in thousands)	2005	2004	2005	2004
Revenue	$—	$207,555	$—	$10,668
Earnings before income taxes	—	16,143	—	852
Gain on disposition	—	—	—	11,417
Income and gain from discontinued operations, net of tax	—	9,847	—	11,932

3. Unrestricted Assets

The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as shown in the following table:

	March 31	December 31
(Dollars in thousands)	2005	2004

Cash and cash equivalents	$874,487	$927,042
Receivables	864,082	771,966
Investments	6,195,937	6,335,493

	7,934,506	8,034,501
Amounts restricted to cover payment service obligations	(7,612,340)	(7,640,581)

Unrestricted assets	$322,166	$393,920

4. Investments (Substantially Restricted)

The amortized cost and market value of investments by type are as follows at March 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$850,514	$43,612	$(202)	$893,924
Mortgage-backed and other asset-backed securities	4,380,375	64,586	(20,722)	4,424,239
Obligations of U.S. government agencies	386,908	4,740	(4,249)	387,399
Corporate debt securities	419,391	16,268	(1,897)	433,762
Preferred and common stock	59,474	1,043	(3,904)	56,613

Total	$6,096,662	$130,249	$(30,974)	$6,195,937

The amortized cost and market value of investments by type are as follows at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$863,691	$59,855	$(249)	$923,297
Mortgage-backed and other asset-backed securities	4,442,162	94,706	(12,905)	4,523,963
Obligations of U.S. government agencies	369,446	2,683	(718)	371,411
Corporate debt securities	442,145	19,463	(1,652)	459,956
Preferred and common stock	59,411	1,318	(3,863)	56,866

Total	$6,176,855	$178,025	$(19,387)	$6,335,493

All securities are classified as available-for-sale at March 31, 2005 and December 31, 2004. The amortized cost and market value of securities at March 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
(Dollars in thousands)	Cost	Value

In one year or less	$60,252	$60,698
After one year through five years	254,485	258,568
After five years through ten years	892,552	924,080
After ten years	449,524	471,739
Mortgage-backed and other asset-backed securities	4,380,375	4,424,239
Preferred and common stock	59,474	56,613

Total	$6,096,662	$6,195,937

At March 31, 2005 and December 31, 2004, net unrealized gains of $99.3 million ($60.6 million net of tax) and $158.6 million ($99.1 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income.” During the quarters ended March 31, 2005 and 2004, net unrealized gains totaling $1.1 million and $4.4 million, respectively, were reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities.

Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

Gross realized gains	$6,264	$7,055
Gross realized losses	(4,492)	(82)
Other-than-temporary impairments	(1,878)	(5,928)

Net securities gains and losses	$(106)	$1,045

At March 31, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$27,364	$(202)	$—	$—	$27,364	$(202)
Mortgage-backed and other asset-backed securities	1,714,165	(16,351)	126,658	(4,371)	1,840,823	(20,722)
Obligations of U.S. government agencies	320,025	(3,858)	11,603	(391)	331,628	(4,249)
Corporate debt securities	125,228	(1,589)	7,225	(308)	132,453	(1,897)
Preferred and common stock	12,428	(182)	10,678	(3,722)	23,106	(3,904)

Total	$2,199,210	$(22,182)	$156,164	$(8,792)	$2,355,374	$(30,974)

At December 31, 2004, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$14,749	$(136)	$8,789	$(113)	$23,538	$(249)
Mortgage-backed and other asset-backed securities	1,207,356	(9,135)	169,746	(3,770)	1,377,102	(12,905)
Obligations of U.S. government agencies	106,769	(718)	—	—	106,769	(718)
Corporate debt securities	171,492	(1,331)	7,296	(321)	178,788	(1,652)
Preferred and common stock	15,884	(1,063)	7,200	(2,800)	23,084	(3,863)

Total	$1,516,250	$(12,383)	$193,031	$(7,004)	$1,709,281	$(19,387)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Sixteen and twenty-one securities had unrealized losses for more than 12 months as of March 31, 2005 and December 31, 2004, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants, rather than a fundamental weakness in the credit quality of the issuer or underlying assets.

Of the $31.0 million of unrealized losses at March 31, 2005, $27.3 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $27.3 million, $22.1 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $5.2 million relates to U.S. government agency fixed income securities. Two preferred stock securities have an unrealized loss of $3.7 million at March 31, 2005 which is greater than or equal to 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired.

5. Derivative Financial Instruments

The notional amount of the swap agreements totaled $3.1 billion and $3.4 billion at March 31, 2005 and December 31, 2004, respectively, with an average fixed pay rate of 4.6 % and 4.8% and an average variable receive rate 2.8% and 2.1% at March 31, 2005 and December 31, 2004, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Investment commissions expense.” As of March 31, 2005, the Company estimates that approximately $13.8 million (net of tax) of the unrealized loss reflected in Stockholders’ Equity will be reflected in the income statement through “Investment commissions expense” within the next 12 months as the swap payments are settled.

6. Sale of Receivables

The balance of sold receivables as of March 31, 2005 and December 31, 2004 was $370.5 million and $345.5 million, respectively. The average receivables sold totaled $407.8 million and $417.8 million during the quarter ended March 31, 2005 and 2004, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $3.6 million and $2.2 million during the quarter ended March 31, 2005 and 2004, respectively.

7. Income Taxes

For the year ended December 31, 2004, the effective tax rate was 26.8 percent. For the three months ended March 31, 2005, the effective tax rate of 22.1 percent reflects the impact of the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time.

8. Stockholders’ Equity

Following is a summary of common stock and treasury stock share activity during the quarter ended March 31, 2005:

	Common Stock	Treasury Stock
(Amounts in thousands)	Shares	Shares

Balance at December 31, 2004	88,556	801
Stock repurchases	—	1,007
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock	—	173
Forfeiture of restricted stock, net of grants	—	3

Balance at March 31, 2005	88,556	1,984

During the three months ended March 31, 2005, the Company repurchased 1,006,586 shares of its common stock at an average cost of $20.68 per share.

The Company has an employee equity trust (the “Trust”) used to fund employee compensation and benefit plans. The fair market value of the shares held by the Trust is recorded in the “Unearned employee benefits and other” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the quarter ended March 31, 2005, the Company released 246,223 shares upon the exercise of stock options and the vesting of restricted stock. As of March 31, 2005, 1,143,940 shares of MoneyGram common stock remained in the Trust.

The components of accumulated other comprehensive income include:

	March 31	December 31
(Dollars in thousands)	2005	2004

Unrealized gain on securities classified as available-for-sale	$60,590	$99,148
Unrealized loss on derivative financial instruments	(7,161)	(38,027)
Cumulative foreign currency translation adjustments	5,073	6,344
Minimum pension liability adjustment	(41,774)	(41,774)

Accumulated other comprehensive income	$16,728	$25,691

On May 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share to be paid on July 1, 2005 to stockholders of record on June 15, 2005.

9. Pensions and Other Benefits

Net periodic pension cost for the defined benefit pension plan and the combined Supplemental Executive Retirement Plans (“SERPs”) includes the following components:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

Service cost	$429	$728
Interest cost	3,013	2,815
Expected return on plan assets	(2,201)	(2,407)
Amortization of prior service cost	192	129
Recognized net actuarial loss	998	464

Net periodic pension cost	$2,431	$1,729

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.2 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $1.2 million and $0.7 million during the three months ended March 31, 2005 and 2004, respectively.

Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

Service cost	$129	$123
Interest cost	144	145
Amortization of prior service cost	(74)	(72)
Recognized net actuarial loss	4	5

Net periodic pension cost	$203	$201

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million in both the three months ended March 31, 2005 and 2004.

The Company incurred expenses related to the 401(k) defined contribution plan totaling $0.5 million and $0.4 million during the three months ended March 31, 2005 and 2004, respectively. The Company made contributions to the 401(k) defined contribution plan totaling $2.4 million and $0.4 million during the three months ended March 31, 2005 and 2004, respectively. Contributions during the three months ended March 31, 2005 included a discretionary profit sharing contribution totaling $1.9 million.

10. Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares for the assumed conversion of all potentially dilutive stock options. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during the three months ended March 31, 2004 equals Viad’s historical weighted average number of common shares outstanding for applicable periods. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2005	2004

Income from continuing operations available to common stockholders	27,789	19,213
Income from discontinued operations, net of tax	—	21,780

Net income available to common stockholders	$27,789	$40,993

Average outstanding common shares	84,576	86,710
Dilutive shares related to stock-based compensation	1,447	507

Average outstanding and potentially dilutive common shares	86,023	87,217

Basic earnings per share:
Basic earnings per share from continuing operations	$0.33	$0.22
Basic earnings per share from discontinued operations, net of tax	—	0.25

Basic earnings per share	$0.33	$0.47

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.32	$0.22
Diluted earnings per share from discontinued operations, net of tax	—	0.25

Diluted earnings per share	$0.32	$0.47

Options to purchase 1,511,754 and 2,547,000 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

11. Stock-Based Compensation

The Company has a share-based compensation plan, the 2004 Omnibus Incentive Plan, which provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance based awards. Additionally, non-employee directors receive an initial grant of nonqualified options and restricted stock when they become directors and an additional grant of nonqualified options and restricted stock each year of their term. Under the 2004 Omnibus Incentive Plan, the Company may grant any combination of awards up to the equivalent of two percent of the outstanding shares of common stock in each fiscal year. Any shares not used in a fiscal year may be carried over to the next fiscal year. Forfeited and cancelled awards become available for new grants. As of March 31, 2005, the Company has remaining authorization to issue awards totaling up to 1,989,463 shares of common stock under the 2004 Omnibus Incentive Plan. On May 10, 2005, the Company’s stockholders approved the 2005 Omnibus Incentive Plan, which authorizes the issuance of awards up to 7,500,000 shares of common stock. In connection with the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan.

Through December 31, 2004, the Company accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes and net income for the three months ended March 31, 2005 by $0.5 million and $0.3 million, respectively, while basic and diluted earnings per share were reduced by less than $0.01 for the quarter. Cash used by operating activities and cash provided by financing activities for the three months ended March 31, 2005 were increased by $0.1 million as a result of the adoption of SFAS No. 123R.

Option awards are granted with an exercise price equal to the market price of the company’s common stock on the date of grant. Stock options granted in 2005 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in 2004 become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. Stock options granted in 2003 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in calendar years 2002 and prior became exercisable in a two-year period in an equal number of shares each year and have a term of ten years. All stock options granted since 1998 contain certain forfeiture and non-compete provisions.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the Company since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

	2005	2004

Expected dividend yield	0.2%	0.2%
Expected volatility	24.1%	25.2%
Risk-free interest rate	3.8%	3.2%
Expected term	5 years	5 years

Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2004	5,596,741	$17.99
Granted	373,600	20.51
Exercised	(85,089)	15.57
Canceled	(41,765)	18.24

Options outstanding at March 31, 2005	5,843,487	$18.19	5.81 years	$8,147

Options exercisable at March 31, 2005	4,654,811	$18.02	5.34 years	$7,262

The weighted-average grant date fair value of options granted during 2005 and 2004 was $5.95 and $5.49, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2004 was $0.4 million and $1.1 million, respectively. Cash received from option exercises for the three months ended March 31, 2005 and 2004 was $1.4 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. The performance-based restricted stock awards granted in 2002 will vest in 2006 and 2007 in an equal number of shares each year. Future vesting in all cases is subject generally to continued employment with MoneyGram or Viad. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2004	1,097,145	$19.06
Granted	61,900	20.41
Vested and issued	(474,436)	20.40
Canceled	(9,385)	19.39

Restricted stock outstanding at March 31, 2005	675,224	$18.22

The Company recognized expense totaling $0.5 million and $0.4 million related to its options and restricted stock, respectively, during the quarter ended March 31, 2005. For the quarter ended March 31, 2004, the Company recognized income totaling $0.3 million related to its restricted stock as a result of cancellations; no expense was recognized for its options. As of March 31, 2005, there was $6.0 million and $2.4 million of total unrecognized compensation expense related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.88 years for options and 1.36 years for restricted stock. The total fair value of options that vested during the three months ended March 31, 2005 and 2004 was $1.3 million and $0.6 million, respectively, on the vesting date. The total fair value of restricted stock that vested during the three months ended March 31, 2005 and 2004 was $9.4 million and $5.8 million, respectively.

Assuming that the Company had recognized compensation cost for stock option grants in accordance with the fair value method of accounting prior to January 1, 2005, net income and diluted and basic income per share would be as follows:

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$27,789	$40,993
Plus: stock-based compensation expense as reported, net of tax	940	(329)
Less: stock-based compensation expense determined under the fair value method, net of tax	(940)	(732)

Pro forma net income	$27,789	$39,932

Basic earnings per share:
As reported	$0.33	$0.47

Pro forma	$0.33	$0.46

Diluted earnings per share:
As reported	$0.32	$0.47

Pro forma	$0.32	$0.46

12. Commitments and Contingencies

At March 31, 2005, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.9 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is a reverse repurchase agreement with one clearing bank totaling $1.0 billion. Under an agreement with one clearing bank, the Company is subject to certain financial covenants relating to liquidity, interest coverage, leverage and debt to earnings before interest, taxes and depreciation and amortization. At March 31, 2005, the Company was in compliance with these covenants. At March 31, 2005, no amounts were outstanding under the reverse repurchase agreements or the overdraft facilities.

The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2005, the total amount of unfunded commitments related to these agreements was $9.0 million.

13. Segment Information

Our business is conducted through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

Total revenue
Global Funds Transfer	$147,145	$120,968
Payment Systems	80,770	70,353

Total revenue	$227,915	$191,321

Operating Income
Global Funds Transfer	$26,429	$20,978
Payment Systems	13,240	9,190

Total operating income	39,669	30,168

Interest expense	1,389	1,220
Other unallocated expenses	2,623	4,902

Income from continuing operations before income taxes	$35,657	$24,046

Depreciation and amortization
Global Funds Transfer	$6,460	$6,377
Payment Systems	976	846

Total depreciation and amortization	$7,436	$7,223

Capital expenditures
Global Funds Transfer	$16,691	$5,728
Payment Systems	96	295

Total capital expenditures	$16,787	$6,023

The following table presents revenue by major geographic area:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004

United States	$185,979	$159,099
Foreign	41,936	32,222

Total revenue	$227,915	$191,321

14. Subsequent Event

On April 29, 2005, the Company closed on the acquisition of substantially all of the assets of ACH Commerce L.L.C., an ACH payment processor. The acquisition provides the Company with the technology and systems platform to expand its line of payment services. The purchase price and acquired net assets are not material to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with MoneyGram International, Inc.’s (“MoneyGram,” “the Company,” “we,” “us” and “our”) consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report.

Basis of Presentation

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). On June 30, 2004, the Company was spun off from Viad Corp (“Viad”). MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. During the first quarter of 2004, the Company completed the sale of one of its subsidiaries, Game Financial Corporation. The results of operations of the continuing businesses of Viad and Game Financial Corporation are included in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax.” There are certain amounts incurred in the first quarter of 2004 related to other investment income, debt and Viad’s centralized corporate functions that are related to Viad but in accordance with GAAP, are not allowed to be reflected in discontinued operations. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the first quarter of 2004.

Highlights

The following are financial highlights of the first quarter 2005:

•	Global Funds Transfer segment revenue grew 22 percent, driven by 29 percent revenue growth and 36 percent volume growth in money transfer.

•	Global Funds Transfer segment marketing expenditures increased by over 40 percent from the prior year to further invest in our brand.

•	The net investment margin of 1.91 percent (see Table 3) improved over the net investment margin in the first quarter of 2004 of 1.64 percent, primarily due to $5.3 million in pretax cash flows from previously impaired investments.

•	We had fee income of $2.2 million pretax related to a payment received due to an early customer contract termination in the Payment Systems segment.

•	Transaction and operations support expense increased $2.2 million due to legal matters within the Global Funds Transfer segment.

•	The early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, resulted in $0.5 million of pretax expense related to the expensing of stock options.

•	Tax expense of $7.9 million, for an effective rate of 22 percent, includes the benefit from $2.1 million of tax reserves that were no longer needed.

•	We repurchased 1,006,586 shares of our common stock at an average price of $20.68 per share.

As reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax,” net income for the first quarter of 2004 includes $10.4 million of income and $11.4 million of gain relating to the continuing businesses of Viad and Game Financial Corporation.

Table 1 – Results of Operations

	Three Months Ended		2005	As a Percentage
	March 31		vs	of Total Revenue
	2005	2004	2004	2005	2004
	(Dollars in thousands)		(%)	(%)	(%)
Revenue:
Fee and other revenue	$138,519	$113,622	22	61	59
Investment revenue	89,502	76,654	17	39	40
Securities gains and losses, net	(106)	1,045	(110)	0	1

Total revenue	227,915	191,321	19	100	100

Fee commissions expense	52,188	40,503	29	23	21
Investment commissions expense	57,953	49,746	16	25	26

Total commissions expense	110,141	90,249	22	48	47

Net revenue	117,774	101,072	17	52	53

Expenses:
Compensation and benefits	29,274	32,746	(11)	13	17
Transaction and operations support	35,644	28,242	26	16	15
Depreciation and amortization	7,436	7,223	3	3	4
Occupancy, equipment and supplies	8,374	7,595	10	4	4
Interest expense	1,389	1,220	14	1	1

Total expenses	82,117	77,026	7	36	40

Income from continuing operations before income taxes	35,657	24,046	48	16	13

Income tax expense	7,868	4,833	63	3	3

Income from continuing operations	$27,789	$19,213	45	12	10

Compared to the first quarter of 2004, total revenue increased by $36.6 million, or 19 percent, and net revenue increased $16.7 million, or 17 percent, primarily driven by transaction growth in the money transfer business, higher than expected cash flows from previously impaired investments and lower investment impairment costs as the overall credit quality of the portfolio improved. Total operating expenses excluding commissions increased by $5.1 million, or seven percent, primarily due to higher marketing costs, partially offset by lower compensation and benefits costs.

Table 2 – Net Fee Revenue Analysis

	Three Months Ended March 31		2005 vs
	2005	2004	2004
	(Dollars in thousands)		(%)
Fee and other revenue	$138,519	$113,622	22
Fee commissions expense	(52,188)	(40,503)	29

Net fee revenue	$86,331	$73,119	18

Commissions as a % of fee and other revenue	37.7%	35.6%

Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing to 61 percent of total revenue for the first quarter of 2005 from 59 percent for the first quarter of 2004. Fee and other revenue in the first quarter of 2005 increased 22 percent compared to the same period in the prior year, primarily driven by transaction growth in our money transfer and urgent bill payment products, with volume increasing 36 percent during the first quarter of 2005 as compared to the first quarter of 2004. Revenue growth rates are lower than money transfer volume growth rates due to targeted pricing initiatives in the money transfer business and product mix (higher money transfer transaction growth with a slight decline in money order growth).

Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 29 percent in the first quarter of 2005 compared to 2004, primarily driven by higher money transfer transaction volume.

Net fee revenue increased $13.2 million, or 18 percent, in the first quarter of 2005 compared to 2004, driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to product mix, as well as targeted pricing initiatives.

Table 3 – Net Investment Revenue Analysis

	Three Months Ended March 31		2005 vs
	2005	2004	2004
	(Dollars in thousands)		(%)
Components of net investment revenue:
Investment revenue	$89,502	$76,654	17
Investment commissions expense (1)	(57,953)	(49,746)	16

Net investment revenue	$31,549	$26,908	17

Average balances:
Cash equivalents and investments	$6,703,839	$6,584,946	$118,893
Payment service obligations (2)	5,240,596	5,159,649	80,947

Average yields earned and rates paid (3):
Investment yield	5.41%	4.68%	0.73%
Investment commission rate	4.48%	3.88%	0.61%
Net investment margin	1.91%	1.64%	0.27%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($407.8 million and $417.8 million for the three months ended March 31, 2005 and 2004, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.

Investment revenue increased 17 percent in the first quarter of 2005 compared to 2004 due primarily to $5.3 million of pretax cash flows from previously impaired investments, as well as higher yields and higher average investable balances.

Investment commissions expense in the first quarter of 2005 increased by 16 percent from the same period in 2004 as rising short-term rates resulted in higher commissions paid to financial institution customers, partially offset by lower swap costs.

Net investment revenue increased 17 percent in the first quarter of 2005 compared to the prior year, with the net investment margin increasing 27 basis points to 1.91 percent. The net investment margin in 2005 benefited from the higher average investable balances and yields and the higher than expected cash flows from previously impaired investments, while the 2004 net investment margin benefited from lower short-term rates.

Table 4 – Summary of Gains, Losses and Impairments

	Three Months Ended March 31		2005 vs
	2005	2004	2004

	(Dollars in thousands)
Gross realized gains	$6,264	$7,055	$(792)
Gross realized losses	(4,492)	(82)	(4,410)
Other-than-temporary impairments	(1,878)	(5,928)	4,050

Net securities gains and losses	$(106)	$1,045	$(1,152)

Net securities gains and losses decreased to a loss of $0.1 million in the first quarter of 2005 from a gain of $1.0 million in the first quarter of 2004 as a result of higher realized losses, partially offset by lower investment impairments as the overall credit quality of the portfolio improved in 2005. The higher realized losses in the first quarter of 2005 are due to portfolio repositioning activities, as well as changes in the yield curve. Impairments in 2005 related primarily to the investments backed by aircraft collateral. Impairments in 2004 related primarily to investments backed by aircraft and manufactured housing collateral.

Expenses

Expenses include various operating expenses, other than commissions. As MoneyGram is the accounting successor to Viad, expenses in the three months ended March 31, 2004 also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in expenses for the three months ended March 31, 2004 are approximately $4.2 million of expenses allocated from Viad that did not recur in 2005. However, we are obligated under our Interim Services Agreement with Viad to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning on July 1, 2004 for certain corporate services provided to MoneyGram by Viad. Following is a discussion of the operating expenses presented in Table 1.

Compensation and benefits – Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Included in the three months ended March 31, 2004 are $2.3 million of expenses allocated from Viad that did not recur in 2005. Compensation and benefits decreased 11 percent in the first quarter of 2005 as compared to 2004, primarily driven by the timing of incentive and benefit expenses, partially offset by the hiring of additional employees and the impact of expensing stock options. The total number of employees increased to support money transfer growth and public company responsibilities following the spin-off. As a result of the adoption of SFAS No. 123R in the first quarter of 2005, we incurred $0.5 million of additional compensation expense related to stock options.

Transaction and operations support – Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Included in the three months ended March 31, 2004 are $1.7 million of expenses allocated from Viad that did not recur in 2005. Transaction and operations support costs were up 26 percent in the first quarter of 2005 as compared to 2004, primarily driven by legal matters in the Global Funds Transfer segment, professional services and third-party processing costs and increased marketing expenditures. During the first quarter of 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter. We incurred higher professional services costs primarily due to the on-going compliance initiatives related to Section 404 of the Sarbanes-Oxley Act, software development and other projects. In addition, we incurred additional costs related to the eMoney Transfer service that was launched in March 2004 as we moved the processing of this service in-house. As planned, marketing expenditures increased more than 40 percent over the prior year as we invested in our money transfer brand.

Depreciation and amortization – Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization expense in the first quarter of 2005 increased three percent over the same period in 2004, primarily due to the amortization of capitalized software developed to enhance the money transfer platform and the depreciation of our investment in global money transfer signs. These investments helped drive the growth and brand recognition in the money transfer product.

Occupancy, equipment and supplies – Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Included in the three months ended March 31, 2004 are $0.2 million of expenses allocated from Viad that did not recur in 2005. Occupancy, equipment and supplies in the first quarter of 2005 increased ten percent over 2004 due primarily to higher office rent, property taxes and software expense and maintenance, partially offset by reduced equipment maintenance costs. In the first quarter of 2004, we received a refund for property taxes from our landlord; no such refund was received in 2005. Software expense and maintenance increases relate primarily to purchased certificates and licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off. Equipment maintenance costs in the first quarter of 2004 were higher than the current year as we placed new kiosks and phones at a large customer.

Interest expense – Interest expense in the first quarter of 2005 increased 14 percent over 2004 despite lower average outstanding debt balances due primarily to rising interest rates. Interest expense in the first quarter of 2004 related to the historical debt of Viad, while interest expense in 2005 relates to the debt incurred by the Company in connection with the spin-off.

Income taxes - The effective tax rate was 22 percent in the first quarter of 2005 as compared to 20 percent in the first quarter of 2004. The corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The effective tax rate for the first quarter of 2005 benefited from the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time. We expect additional tax reserve reversals in the second quarter of 2005, again due to the passage of time, resulting in an expected annual effective tax rate for 2005 of 23 to 24 percent. Our corporate tax rate reflects the income we generate from non-taxable securities. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase.

Segment Performance

We measure financial performance by our two business segments – Global Funds Transfer and Payment Systems. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Global Funds Transfer segment primarily provides money transfer services and domestic money orders, as well as bill payment services. The Payment Systems segment primarily provides official check services and money orders for financial institutions, as well as processes controlled disbursements. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.

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

Table 5 – Segment Information

	Three Months Ended March 31
	2005	2004

	(Dollars in thousands)
Operating income:
Global Funds Transfer	$26,429	$20,978
Payment Systems	13,240	9,190

Total segment operating income	39,669	30,168

Interest expense	1,389	1,220
Other unallocated expenses	2,623	4,902

Income from continuing operations before income taxes	$35,657	$24,046

Other unallocated expenses in the first quarter of 2004 include Viad corporate overhead that was not allocated to its subsidiaries and could not be classified as discontinued operations, as well as certain pension and benefit obligation expenses that were retained by the Company in the spin-off that are not allocated to the segments. In 2005, other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to Viad.

Table 6 – Global Funds Transfer Segment

	Three Months Ended March 31		2005 vs
	2005	2004	2004

	(Dollars in thousands)		(%)
Total revenue	$147,145	$120,968	22
Operating income	26,429	20,978	26

Operating margin	18.0%	17.3%

Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 22 percent in the first quarter of 2005 over the first quarter of 2004, primarily driven by the growth in the money transfer and urgent bill payment services as total transaction volume grew 36 percent. Domestic originated transactions (including urgent bill payment) grew 35 percent in the first quarter of 2005, while international originated transactions grew 48 percent. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 15 percent over the first quarter of 2005, primarily in the international markets, to over 78,500 locations.

Retail money order volume declined three percent in the first quarter of 2005 as compared to the first quarter of 2004, which is better than the industry trend. Based on current industry information, the trend in paper-based payment instruments is estimated to be an annual decline of five to eight percent. Investment revenue in Global Funds Transfer increased 20 percent in the first quarter of 2005 as compared to 2004, primarily due to higher interest rates earned on the portfolio and an increase in average investable balances, as well as $1.1 million of pretax cash flows from previously impaired investments.

Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the first quarter of 2005 increased 29 percent as compared to 2004, primarily driven by the 36 percent transaction volume growth in fee and other revenue. Commissions expense as a percentage of revenue increased by two percentage points over the prior year, primarily due to business mix as we continue to see growth in the money transfer business as compared to money orders.

Operating margin was 18.0 percent in the first quarter of 2005 as compared to 17.3 percent in the first quarter of 2004 as a result of leverage realized from lower expense growth. These operating margins do not yet reflect the full impact of our planned increase in investments in the brand, new products and delivery channels or compliance initiatives in the remainder of 2005. Operating margins in the remainder of 2005 will be impacted by these planned initiatives, as well as the continued shift in product mix from retail money orders to money transfer.

Table 7 – Payment Systems Segment

	Three Months Ended March 31		2005 vs
	2005	2004	2004

	(Dollars in thousands)		(%)
Total revenue	$80,770	$70,353	15
Operating income	13,240	9,190	44

Operating margin	16.4%	13.1%

Taxable equivalent basis (1):
Revenue	$85,489	$75,569	13
Operating income	17,959	14,406	25

Operating margin	21.0%	19.1%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the payment systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.7 million and $5.2 million for the first quarter of 2005 and 2004, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not a substitute for measures presented under GAAP.

Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased 15 percent during the first quarter of 2005 as compared to 2004, primarily due to an increase in investment revenue and $2.2 million in fee revenue related to a payment received due to an early customer contract termination. Investment revenue increased $9.6 million during the first quarter of 2005 as compared to 2004 as a result of $4.2 million of pretax cash flows from previously impaired investments, as well as higher average investable balances and higher interest rates earned on the portfolio.

Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense increased 16 percent in the first quarter of 2005 as compared to 2004, primarily due to increased short-term interest rates that resulted in higher commissions paid to financial institution customers, partially offset by a decline in swap costs.

Operating margin in the first quarter of 2005 was 16.4 percent (21.0 percent on a taxable equivalent basis) as compared to 13.1 percent (19.1 percent on a taxable equivalent basis) in the first quarter of 2004. The increase is primarily due to the $2.2 million in fee revenue related to the early customer contract termination and the $4.2 million of pretax cash flows from previously impaired investments.

Outlook

We believe that the following key items will have an impact on our future operations. We expect:

•	Diluted earnings per share in 2005 to be in the range of $1.11 to $1.15.

•	Net revenues to grow 10 to 15 percent to be in the range of $465 to $485 million.

•	Our net investment margin in 2005 to be in the range of 150 to 165 basis points, including the effect of actual and anticipated cash flows on previously impaired investments. We expect cash flow recoveries in the second quarter of 2005 to be at approximately the same level as the first quarter of 2005.

•	Investable balances to average $6.5 billion in 2005.

•	To continue paying a $0.01 per share quarterly cash dividend, subject to Board approval.

•	To continue to increase our marketing expenditures by over 40 percent to solidify brand recognition.

•	To no longer incur certain overhead costs allocated to us by Viad prior to the spin-off. These costs were $10.2 million during the first half of 2004.

•	Our public company expenses to increase. In addition to other public company expenses, 2005 will be our first year of attesting to the operational effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, with the related costs expected to amount to approximately $0.01 per share.

•	Our effective tax rate to be approximately 23 to 24 percent in 2005, including the effect of actual and anticipated reversals of tax reserves.

•	The early adoption of SFAS No. 123R, Share-Based Payment, to result in $2.5 million of annual expense, or $0.02 per diluted share.

•	Income from continuing operations before taxes to grow 40 to 45 percent.

From time to time, events may occur which can result in unanticipated income or losses. Our outlook does not reflect such events.

Liquidity and Capital Resources

One of our primary financial goals is to maintain an adequate level of liquidity to manage the fluctuations in the balances of payment service assets and obligations resulting from varying levels of sales of official checks, money orders and other payment instruments, the timing of the collections of receivables and the timing of the presentment of such instruments for payment. In addition, we strive to maintain adequate levels of liquidity for capital expenditures and other normal operating cash needs.

At March 31, 2005, we had cash and cash equivalents of $874.5 million, net receivables of $864.1 million and investments of $6.2 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.

We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons, and by Company policy are not available to satisfy working capital or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 2.5 percent of our total investments and cash equivalents. As of March 31, 2005, we are in compliance with this policy.

As of March 31, 2005 and December 31, 2004, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 8 – Unrestricted Assets

	March 31	December 31
	2005	2004
	(Dollars in thousands)
Cash and cash equivalents	$874,487	$927,042
Receivables, net	864,082	771,966
Investments	6,195,937	6,335,493

	7,934,506	8,034,501
Amounts restricted to cover payment service obligations	(7,612,340)	(7,640,581)

Unrestricted assets	$322,166	$393,920

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments, changes in our working capital resulting from the timing of normal operational activities and the repurchase of our common stock.

Table 9 – Cash Flows Provided By or Used In Operating Activities

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
Net income	$27,789	$40,993
Total adjustments to reconcile net income	3,051	8,930

Net cash provided by continuing operating activities before changes in payment service assets and obligations	30,840	49,923

Change in cash and cash equivalents (substantially restricted)	52,555	(59,230)
Change in receivables, net (substantially restricted)	(93,515)	4,898
Change in payment service obligations	(28,241)	259,249

Net change in payment service assets and obligations	(69,201)	204,917

Net cash (used in) provided by continuing operating activities	$(38,361)	$254,840

Table 9 summarizes the cash flows (used in) provided by continuing operating activities. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $30.8 million and $49.9 million in the first quarter of 2005 and 2004, respectively, for a decrease of $19.1 million. The decrease is primarily due to changes in other assets, such as prepaid expenses, partially offset by higher net income.

To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by (used in) investing activities related to our investment portfolio. Table 10 summarizes the cash flows provided by or used by payment service assets and obligations, net of investment activity.

Table 10 – Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
Net change in payment service assets and obligations	$(69,201)	$204,917

Proceeds from sales and maturities of investments	571,042	687,182
Purchases of investments	(495,761)	(985,050)

Net investment activity	75,281	(297,868)

Cash flows provided by (used in) payment service assets and obligations, net of investment activity	$6,080	$(92,951)

During the first quarter of 2005, the cash flows provided by payment service assets and obligations, net of investment activity, increased $99.0 million over the first quarter of 2004. In the first quarter of 2004, a significant amount of investments matured, resulting in higher levels of proceeds and related reinvestment activity. In addition, the timing of payment service assets and obligations activity generated higher levels of cash during the first quarter of 2004, which the Company invested.

Table 11 – Cash Flows Provided By or Used In Investing Activities

	Three Months Ended March 31
	2005	2004
	(Dollars in thousands)
Net investment activity	$75,281	$(297,868)

Purchases of property and equipment	(16,787)	(6,023)
Proceeds from sale of Game Financial Corporation	—	15,247
Other	—	490

Other investing activity	(16,787)	9,714

Net cash provided by (used in) investing activities	$58,494	$(288,154)

Investing activities primarily consist of activity within our investment portfolio as previously discussed. Other investing activity used cash of $16.8 million in the first quarter of 2005 and generated cash of $9.7 million in the first quarter of 2004. In the first quarter of 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. Capital expenditures for property and equipment of $16.8 million and $6.0 million in the first quarter of 2005 and 2004, respectively, related to our continued investment in the money transfer platform and the acquisition of an interest in a corporate aircraft.

Cash Flows from Financing Activities: Net cash used in financing activities was $20.1 million and $5.2 million in the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, the main uses of cash related to the purchase of treasury stock for $20.8 million and payments of dividends totaling $0.9 million. Sources of cash in the first quarter of 2005 related primarily to $1.4 million proceeds from stock option exercises. During the first quarter of 2004, dividends totaling $7.8 million were paid on Viad common stock. Sources of cash during the first quarter of 2004 related primarily to draws under the historical Viad revolver of $2.0 million.

Other Funding Sources and Requirements

At March 31, 2005, we had reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.9 billion available to assist in the management of our investments and the clearing of payment service obligations, with no amounts outstanding.

Table 12 – Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

		(Dollars in thousands)
Debt	$150,000	$—	$150,000	$—	$—
Operating leases	45,949	5,292	10,156	9,871	20,630
Derivative financial instruments	(8,690)	(22,002)	7,227	5,908	177
Interim services agreement	2,051	1,641	410
Other obligations	9,467	9,207	260

Total contractual cash obligations	$198,777	$(5,862)	$168,053	$15,779	$20,807

Debt consists of amounts outstanding under the variable rate term loan and revolving credit facility at March 31, 2005. Capital and operating leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. The interim services agreement is the obligation under our agreement with Viad for certain services to be provided to the Company. The amounts shown in Table 12 related to the interim services agreement represent maximum amounts payable. Under the terms of the agreement, we may at any time after June 30, 2005 request termination of certain services, which would reduce the contractual obligation amounts due to Viad under the agreement. Other obligations are unfunded capital commitments totaling $9.0 million related to our limited partnership interests included in our investment portfolio, as well as $0.5 million outstanding under capital lease obligations.

MoneyGram has a funded, noncontributory pension plan that is assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the first quarter of 2005, MoneyGram contributed $0.3 million to the funded pension plans and expects to contribute an additional $12.7 million in the remainder of 2005. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the first quarter of 2005, we paid benefits totaling $1.0 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.0 million in the remainder of 2005. Expected contributions and benefit payments under these plans are not included in the table above.

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

On May 9, 2005, our universal shelf registration on Form S-3 became effective with the Securities and Exchange Commission. The universal shelf registration provides for the issuance of up to $500.0 million of our securities, including common stock, preferred stock and debt securities. The securities may be sold from time to time in one or more series after the registration statement has become effective. The terms of the securities and any offering of the securities will be determined at the time of the sale. The shelf registration is intended to provide the Company with additional funding sources for general corporate purposes, including working capital, capital expenditures, debt payment, the financing of possible acquisitions or stock repurchases.

Stockholders’ Equity

On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. The Company repurchased 1,006,586 shares of its common stock under this plan at an average cost of $20.68 per share during the first quarter of 2005. As of March 31, 2005, the Company has remaining authorization to repurchase up to 223,115 shares of MoneyGram common stock.

On February 17, 2005, the Board of Directors declared a dividend of $0.01 per share of common stock, which was paid on April 1, 2005 for a total cost of $0.9 million. On May 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share to be paid on July 1, 2005 to stockholders of record on June 15, 2005. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. The Company intends to continue paying a quarterly dividend of $0.01 per share in 2005, subject to Board approval, which will be funded through cash generated from operating activities.

Off-Balance Sheet Arrangements

We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average, we sold receivables totaling $407.8 million during the first quarter of 2005 for a total discount of $3.6 million.

The Finance and Investment Committee of the Board of Directors generally must approve any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the adoption of SFAS No. 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our critical accounting policies of Fair Value of Investment Securities, other than Temporary Impairments, Derivative Financial Instruments, Goodwill, and Pension obligations during the first quarter of 2005. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation: Prior to January 1, 2005, the Company accounted for its stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. As our stock option plans require the employee to pay an amount equal to the market price on the date of grant, no compensation expense was recognized under APB No. 25. Performance-based stock and restricted stock awards were accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and were valued at the quoted market price of the Company’s stock at the date of grant and expensed using the straight-line method over the vesting or service period of the award. Effective January 1, 2005, the Company adopted SFAS No. 123R, which requires that all share-based compensation awards be measured at fair value at the date of grant. No modifications were made to outstanding share-based compensation awards prior to the adoption of SFAS No. 123R.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the Company since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The fair value of restricted stock awards is determined using the quoted market price of the Company’s common stock on the date of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and, for stock option awards, is net of estimated forfeitures.

Recent Accounting Developments

Effective January 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes and net income for the three months ended March 31, 2005 by $0.5 million and $0.3 million, respectively, while basic and diluted earnings per share were each reduced by less than $0.01 for the quarter. Cash used by operating activities and cash provided by financing activities for the three months ended March 31, 2005 were increased by $0.1 million as a result of the adoption of SFAS No. 123R.

As of March 31, 2005, there was $6.0 million and $2.4 million of total unrecognized compensation expense as measured under SFAS No. 123R related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.88 years for options and 1.36 years for restricted stock.

Forward Looking Statements

The statements contained in this Form 10-Q that are not historical facts are forward-looking statements and are made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances due to a number of factors, including, but not limited to:

•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments.

•	Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition.

•	Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely our results of operation and financial condition.

•	Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio. In addition, we may face credit risk if we are unable to collect on funds received by agents for our products and services or if we experience fraud.

•	Implementation of Technology and New Products. We may be unable to successfully and timely implement new and/or improved technology, delivery methods and product offerings, including pre-paid debit/stored value cards and new bill payment services.

•	Business Interruption. We may suffer direct or indirect losses resulting from inadequate or failed internal processes, people and systems or from third parties or external events.

•	International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Security. We may be subject to a material breach of security of any of our systems.

•	Regulation. Changes in laws, regulations or other industry practices and standards may require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete.

•	Foreign Currency Exchange. Our results of operations may be adversely affected by fluctuations in foreign currency exchange rates affecting certain receivables and payables denominated in foreign currency.

•	Growth Rates. We cannot anticipate whether growth rates approximating recent levels for consumer money transfer transactions and other payment product markets will continue.

•	Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	Product Development. We may be unable compete or develop new products to keep pace with technological and competitive changes in the payment services industry.

•	Litigation. Our business and results of operations may be materially adversely affected by lawsuits or investigations.

•	Intellectual Property. The loss of our intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and prospects.

•	Internal Controls. We may be unable to timely comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Catastrophic Events. Catastrophic events could materially adversely impact our operating facilities, communication systems and technology, our clearing banks or major customers, or may have a material adverse impact on current economic conditions or levels of consumer spending.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.

Interest rate risk, liquidity risk, credit risk, operational risk, regulatory risk and foreign currency exchange risk are the principal risks in our business activities. For a discussion of these risks, including sensitivity analysis, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that there have been no material changes in our market risk since December 31, 2004. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2004, the Board authorized a stock repurchase program for up to 2,000,000 shares of MoneyGram common stock, as announced in a press release issued on November 18, 2004. The authorization is effective until such time as the Company has repurchased 2,000,000 shares.

The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended March 31, 2005. MoneyGram common stock surrendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase program. Included in the January 2005 activity are 39,149 shares surrendered to the Company in connection with the exercise of stock options.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
	Shares Purchased	Paid per Share	or Program	Program
January 1-January 31, 2005	933,835	$20.81	894,686	335,015
February 1-February 28, 2005	111,900	$22.46	111,900	223,115
March 1-March 31, 2005	—	$—	—	223,115

Total	1,045,735		1,006,586

Item 6. Exhibits

Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)

May 12, 2005	By:	/s/ Jean C. Benson
Vice President and Controller Chief Accounting Officer and Authorized Officer

EXHIBIT INDEX

Exhibit
Number	Description
*+10.1	MoneyGram International, Inc. 2005 Omnibus Incentive Plan
*+10.2	MoneyGram International, Inc. Supplemental Profit Sharing Plan (2005 Statement)
*+10.3	First Amendment of MoneyGram International, Inc. Performance Unit Incentive Plan (as adopted May 10, 2005)
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.
+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.