Form 10-Q
period 2005-06-30
MONEYGRAM INTERNATIONAL INC
filed 2005-08-11
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 001-31950
MoneyGram International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1690064 (I.R.S. Employer Identification No.)

1550 Utica Avenue South, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)
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
As of August 5, 2005, 85,545,386 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30	December 31
	2005	2004
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents (substantially restricted)	$1,331,492	$927,042
Receivables (substantially restricted)	1,315,690	771,966
Investments (substantially restricted)	6,146,446	6,335,493
Property and equipment	98,765	88,154
Intangible assets	14,249	15,210
Goodwill	403,364	395,526
Deferred tax assets	22,937	31,841
Other assets	69,796	65,503

Total assets	$9,402,739	$8,630,735

Liabilities and Stockholders’ Equity
Payment service obligations	$8,421,234	$7,640,581
Debt	150,000	150,000
Derivative financial instruments	28,717	65,063
Pension and other postretirement benefits	107,174	110,661
Accounts payable and other liabilities	89,209	99,239

Total liabilities	8,796,334	8,065,544

Commitments and contingencies
Stockholders’ equity:
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued in 2005 and 2004	886	886
Additional paid-in capital	77,698	79,833
Retained earnings	558,721	506,609
Unearned employee benefits and other	(22,196)	(31,037)
Accumulated other comprehensive income	32,642	25,691
Treasury stock: 2,012,793 and 801,130 shares in 2005 and 2004	(41,346)	(16,791)

Total stockholders’ equity	606,405	565,191

Total liabilities and stockholders’ equity	$9,402,739	$8,630,735

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(Dollars in thousands, except		(Dollars in thousands, except
	per share data)		per share data)
Revenue
Fee and other revenue	$149,278	$122,084	$287,798	$235,706
Investment revenue	91,052	77,580	180,554	154,234
Net securities gains (losses)	(330)	156	(436)	1,201

Total revenue	240,000	199,820	467,916	391,141

Fee commissions expense	56,217	43,925	108,405	84,428
Investment commissions expense	58,813	53,706	116,767	103,451

Total commissions expense	115,030	97,631	225,172	187,879

Net revenue	124,970	102,189	242,744	203,262
Expenses
Compensation and benefits	33,292	33,644	62,565	66,389
Transaction and operations support	36,541	27,447	72,185	55,687
Depreciation and amortization	7,648	7,396	15,085	14,619
Occupancy, equipment and supplies	8,576	8,119	16,950	15,715
Interest expense	2,608	1,905	3,997	3,127
Debt tender and redemption costs	—	20,661	—	20,661

Total expenses	88,665	99,172	170,782	176,198

Income from continuing operations before income taxes	36,305	3,017	71,962	27,064
Income tax expense	10,242	3,587	18,109	8,420

Income (loss) from continuing operations	26,063	(570)	53,853	18,644
Income (loss) and gain from discontinued operations, net of tax	—	(497)	—	21,282

Net income (loss)	$26,063	$(1,067)	$53,853	$39,926

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.31	$(0.01)	$0.64	$0.21
Income (loss) from discontinued operations, net of tax	—	—	—	0.25

Earnings (loss) per common share	$0.31	$(0.01)	$0.64	$0.46

Average outstanding common shares	84,784	86,929	84,681	86,819

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.30	$(0.01)	$0.63	$0.21
Income (loss) from discontinued operations, net of tax	—	—	—	0.25

Earnings (loss) per common share	$0.30	$(0.01)	$0.63	$0.46

Average outstanding and potentially dilutive common shares	85,629	86,929	85,745	87,306

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$26,063	$(1,067)	$53,853	$39,926
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $13,048 and ($46,286) for the three months ended June 30, 2005 and 2004, respectively, and ($12,296) and ($30,280) for the six months ended June 30, 2005 and 2004, respectively	20,408	(77,143)	(19,231)	(50,467)
Reclassification adjustment for net realized gains included in net income, net of tax expense of $476 and $344 for the three months ended June 30, 2005 and 2004, respectively, and $1,167 and $2,959 for the six months ended June 30, 2005 and 2004, respectively	744	573	1,825	4,932

	21,152	(76,570)	(17,406)	(45,535)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($6,818) and $31,533 for the three months ended June 30, 2005 and 2004, respectively, and $5,713 and $18,526 for the six months ended June 30, 2005 and 2004, respectively	(10,664)	52,556	8,935	30,876
Reclassification adjustment for net realized gains included in net income, net of tax expense of $4,710 and $11,965 for the three months ended June 30, 2005 and 2004, respectively, and $11,914 and $23,178 for the six months ended June 30, 2005 and 2004, respectively	7,367	19,892	18,634	38,579

	(3,297)	72,448	27,569	69,455

Unrealized foreign currency translation losses, net of tax (benefit) of ($1,241) and ($104) for three months ended June 30, 2005 and 2004, respectively, and ($2,054) and ($348) for the six months ended June 30, 2005 and 2004, respectively	(1,941)	(172)	(3,212)	(580)

Other comprehensive income (loss)	15,914	(4,294)	6,951	23,340

Comprehensive income (loss)	$41,977	$(5,361)	$60,804	$63,266

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Cash flows from operating activities
Net income (loss)	$26,063	$(1,067)	$53,853	$39,926
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss (earnings) in discontinued operations	—	497	—	(21,282)
Depreciation and amortization	7,648	7,396	15,085	14,619
Investment impairment charges	1,550	683	3,428	6,611
Net gain on sale of investments	(1,220)	(839)	(2,992)	(7,812)
Net amortization of investment premium	2,185	6,142	4,650	13,226
Loss on debt retirement and preferred stock redemption	—	20,661	—	20,661
Other non-cash items, net	6,990	(1,084)	12,251	4,103
Changes in assets and liabilities:
Other assets	(1,243)	3,246	(1,505)	25,900
Accounts payable and other liabilities	(3,896)	(6,664)	(15,852)	(17,056)

Total adjustments	12,014	30,038	15,065	38,970
Change in cash and cash equivalents (substantially restricted)	(456,969)	19,519	(404,414)	(90,120)
Change in receivables, net (substantially restricted)	(454,740)	(148,151)	(548,255)	(92,845)
Change in payment service obligations	808,894	181,376	780,653	440,625

Net cash (used in) provided by continuing operating activities	(64,738)	81,715	(103,098)	336,556

Cash flows from investing activities
Proceeds from sales of investments classified as available-for-sale	443,150	326,707	768,757	504,059
Proceeds from maturities of investments classified as available-for-sale	223,186	463,620	468,621	973,450
Purchases of investments classified as available-for-sale	(585,055)	(835,858)	(1,080,816)	(1,820,908)
Purchases of property and equipment	(8,564)	(7,045)	(25,351)	(13,069)
Proceeds from the sale of Game Financial Corporation, net of cash sold	—	—	—	15,247
Other investing activities	(8,535)	—	(8,535)	490

Net cash provided by (used in) investing activities	64,182	(52,576)	122,676	(340,731)

Cash flows from financing activities
Payments on debt	—	(206,858)	—	(207,105)
Proceeds from debt	—	150,000	—	150,000
Net change in revolver	—	—	—	2,000
Proceeds from sale of reverse repurchase agreements	—	173,000	—	173,000
Preferred stock redemption	—	(23,895)	—	(23,895)
Proceeds from exercise of options	1,224	—	2,634	457
Tax benefits from stock option exercises	209	—	345	373
Purchase of treasury stock	—	—	(20,816)	—
Cash dividends paid	(877)	(7,822)	(1,741)	(15,629)

Net cash provided by (used in) financing activities	556	84,425	(19,578)	79,201

Net cash used in discontinued operations	—	(113,564)	—	(108,858)

Net change in cash and cash equivalents	—	—	—	(33,832)
Cash and cash equivalents — beginning of period	—	—	—	33,832

Cash and cash equivalents — end of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Unearned	Accumulated
		Additional		Employee	Other
	Common	Paid-In	Retained	Benefits	Comprehensive	Treasury
	Stock	Capital	Earnings	and Other	Income	Stock	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			53,853				53,853
Dividends ($0.02 per share)			(1,741)				(1,741)
Employee benefit plans		(2,135)		8,841		(3,739)	2,967
Treasury shares acquired						(20,816)	(20,816)
Unrealized foreign currency translation adjustment, net of tax					(3,212)		(3,212)
Unrealized loss on available-for-sale Securities, net of tax					(17,406)		(17,406)
Unrealized gain on derivative financial instruments, net of tax					27,569		27,569

Balance at June 30, 2005	$886	$77,698	$558,721	$(22,196)	$32,642	$(41,346)	$606,405

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Acquisitions and Discontinued Operations
On April 29, 2005, the Company acquired substantially all of the assets of ACH Commerce L.L.C., an automated clearing house payment processor. The acquisition provides the Company with the technology and systems platform to expand its line of payment services. The financial impact of the acquisition is not material to the consolidated financial position or operating results of the Company.
On June 30, 2004, the Company was spun off from Viad Corp (“Viad”). The Company is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. During the first quarter of 2004, the Company completed the sale of one of its subsidiaries, Game Financial Corporation. The results of operations of the continuing businesses of Viad (“New Viad”) and Game Financial Corporation included in the Consolidated Statements of Income in “Income (loss) and gain from discontinued operations, net of tax” include the following:

	New Viad
	Three Months Ended June		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Revenue	$—	$207,378	$—	$414,933
Earnings (loss) before income taxes	—	(2,648)	—	13,495
Income (loss) from discontinued operations	—	(1,615)	—	8,232

	Game Financial Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Revenue	$—	$—	$—	$10,668
Earnings before income taxes	—	—	—	852
Gain on disposition	—	—	—	11,417
Income and gain from discontinued operations	—	1,118	—	13,050

3. Unrestricted Assets
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as shown in the following table. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

	June 30	December 31
(Dollars in thousands)	2005	2004

Cash and cash equivalents (substantially restricted)	$1,331,492	$927,042
Receivables (substantially restricted)	1,315,690	771,966
Investments (substantially restricted)	6,146,446	6,335,493

	8,793,628	8,034,501
Amounts restricted to cover payment service obligations	(8,421,234)	(7,640,581)

Unrestricted assets	$372,394	$393,920

4. Investments (Substantially Restricted)
The amortized cost and market value of investments by type are as follows at June 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$839,927	$50,886	$(4)	$890,809
Commercial mortgage-backed securities	711,079	21,727	(630)	732,176
Residential mortgage-backed securities	2,060,391	15,979	(8,595)	2,067,775
Other asset-backed securities	1,569,175	41,992	(4,455)	1,606,712
Obligations of U.S. government agencies	384,328	7,528	(855)	391,001
Corporate debt securities	396,721	16,054	(2,185)	410,590
Preferred and common stock	50,822	594	(4,033)	47,383

Total	$6,012,443	$154,760	$(20,757)	$6,146,446

The amortized cost and market value of investments by type are as follows at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$863,691	$59,855	$(249)	$923,297
Commercial mortgage-backed securities	729,066	20,500	(1,487)	748,079
Residential mortgage-backed securities	2,133,310	21,142	(7,356)	2,147,096
Other asset-backed securities	1,579,786	53,064	(4,062)	1,628,788
Obligations of U.S. government agencies	369,446	2,683	(718)	371,411
Corporate debt securities	442,145	19,463	(1,652)	459,956
Preferred and common stock	59,411	1,318	(3,863)	56,866

Total	$6,176,855	$178,025	$(19,387)	$6,335,493

All securities are classified as available-for-sale at June 30, 2005 and December 31, 2004. The amortized cost and market value of securities at June 30, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
(Dollars in thousands)	Cost	Value

In one year or less	$70,429	$70,837
After one year through five years	235,941	241,975
After five years through ten years	882,082	923,268
After ten years	432,524	456,320
Mortgage-backed and other asset-backed securities	4,340,645	4,406,664
Preferred and common stock	50,822	47,382

Total	$6,012,443	$6,146,446

At June 30, 2005 and December 31, 2004, net unrealized gains of $134.0 million ($81.7 million net of tax) and $158.6 million ($99.1 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income.” During the three month periods ended June 30, 2005 and 2004, net unrealized gains, net of tax, totaling $0.7 million and $0.6 million, respectively, were reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities. During the six month periods ended June 30, 2005 and 2004, net unrealized gains, net of tax, totaling $1.8 million and $4.9 million, respectively, were reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities.
Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Gross realized gains	$1,220	$1,921	$7,484	$8,976
Gross realized losses	—	(1,082)	(4,492)	(1,164)
Other-than-temporary impairments	(1,550)	(683)	(3,428)	(6,611)

Net securities gains and losses	$(330)	$156	$(436)	$1,201

At June 30, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$6,241	$(4)	$—	$—	$6,241	$(4)
Commercial mortgage-backed securities	133,024	(630)	—	—	133,024	(630)
Residential mortgage-backed securities	604,196	(4,804)	264,242	(3,791)	868,438	(8,595)
Other asset-backed securities	229,225	(3,361)	41,011	(1,095)	270,236	(4,456)
Obligations of U.S. government agencies	91,670	(334)	61,800	(522)	153,470	(856)
Corporate debt securities	133,987	(1,886)	10,978	(299)	144,965	(2,185)
Preferred and common stock	22,423	(187)	10,554	(3,844)	32,977	(4,031)

Total	$1,220,766	$(11,206)	$388,585	$(9,551)	$1,609,351	$(20,757)

At December 31, 2004, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$14,749	$(136)	$8,789	$(113)	$23,538	$(249)
Commercial mortgage-backed securities	135,843	(698)	27,226	(789)	163,069	(1,487)
Residential mortgage-backed securities	808,377	(5,879)	99,325	(1,477)	907,702	(7,356)
Other asset-backed securities	263,136	(2,558)	43,195	(1,504)	306,331	(4,062)
Obligations of U.S. government agencies	106,769	(718)	—	—	106,769	(718)
Corporate debt securities	171,492	(1,331)	7,296	(321)	178,788	(1,652)
Preferred and common stock	15,884	(1,063)	7,200	(2,800)	23,084	(3,863)

Total	$1,516,250	$(12,383)	$193,031	$(7,004)	$1,709,281	$(19,387)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Thirty-seven and twenty-one securities had unrealized losses for more than 12 months as of June 30, 2005 and December 31, 2004, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants, rather than a fundamental weakness in the credit quality of the issuer or underlying assets.
Of the $20.8 million of unrealized losses at June 30, 2005, $16.8 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $16.8 million, $15.4 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $1.4 million is comprised of $0.9 million of U.S. government agency fixed income securities and $0.5 million of asset-backed securities. Of the $20.8 million of unrealized losses at June 30, 2005, two preferred stock securities and one asset-backed security have an unrealized loss of $4.0 million which is greater than or equal to 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired.
5. Derivative Financial Instruments
The notional amount of the swap agreements totaled $3.0 billion and $3.4 billion at June 30, 2005 and December 31, 2004, respectively, with an average fixed pay rate of 4.5% and 4.8%, respectively, and an average variable receive rate of 3.2% and 2.1%, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Investment commissions expense.” As of June 30, 2005, the Company estimates that approximately $10.1 million (net of tax) of the unrealized loss included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets will be recognized in “Investment commissions expense” in the Consolidated Statements of Income within the next 12 months as the swap payments are settled.
6. Sale of Receivables
The balance of sold receivables as of June 30, 2005 and December 31, 2004 was $355.2 million and $345.5 million, respectively. The average receivables sold totaled $396.0 million and $406.7 million during the quarter ended June 30, 2005 and 2004, respectively, and $402.1 million and $411.0 million during the six months ended June 30, 2005 and 2004, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $4.0 million and $2.2 million during the quarter ended June 30, 2005 and 2004, respectively, and $7.6 million and $4.3 million during the six months ended June 30, 2005 and 2004, respectively.
7. Income Taxes
For the year ended December 31, 2004, the effective tax rate was 26.8 percent. For the quarter ended June 30, 2005, the effective tax rate of 28.2 percent reflects the impact of lower tax-exempt investment income. For the six months ended June 30, 2005, the effective tax rate of 25.2 percent reflects the benefit of the first quarter reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time, partially offset by lower tax-exempt income.
8. Stockholders’ Equity
As of June 30, 2005, the Company has 85,535,167 shares of common stock outstanding. During the six months ended June 30, 2005, the Company repurchased 1,006,586 shares of its common stock at an average cost of $20.68 per share. No shares were repurchased during the three months ended June 30, 2005. Following is a summary of common stock and treasury stock share activity during the six months ended June 30, 2005:

	Common Stock	Treasury Stock
(Amounts in thousands)	Shares	Shares

Balance at December 31, 2004	88,556	801
Stock repurchases	—	1,007
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock	—	193
Forfeiture of restricted stock, net of grants	—	12

Balance at June 30, 2005	88,556	2,013

The Company has an employee equity trust (the “Trust”) used to fund employee compensation and benefit plans. The fair market value of the shares held by the Trust is recorded in “Unearned employee benefits and other” in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the six months ended June 30, 2005, the Company released 382,046 shares from the Trust upon the exercise of stock options and the vesting of restricted stock. As of June 30, 2005, 1,008,117 shares of MoneyGram common stock remained in the Trust.
The components of “Accumulated other comprehensive income” include:

	June 30	December 31
(Dollars in thousands)	2005	2004

Unrealized gain on securities classified as available-for-sale	$81,742	$99,148
Unrealized loss on derivative financial instruments	(10,458)	(38,027)
Cumulative foreign currency translation adjustments	3,132	6,344
Minimum pension liability adjustment	(41,774)	(41,774)

Accumulated other comprehensive income	$32,642	$25,691

9. Pensions and Other Benefits
Net periodic pension cost for the defined benefit pension plan and the combined Supplemental Executive Retirement Plans (“SERPs”) includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$517	$131	$946	$859
Interest cost	2,647	2,852	5,660	5,667
Expected return on plan assets	(2,101)	(1,995)	(4,302)	(4,402)
Amortization of prior service cost	165	255	357	384
Recognized net actuarial loss	1,048	1,531	2,046	1,995

Net periodic pension cost	$2,276	$2,774	$4,707	$4,503

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.1 million and $4.2 million for the three months ended June 30, 2005 and 2004, respectively, and $8.3 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $7.4 million and $1.0 million during the three months ended June 30, 2005 and 2004, respectively, and $8.6 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively.

Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$180	$135	$309	$258
Interest cost	178	152	322	297
Amortization of prior service cost	(73)	(75)	(147)	(147)
Recognized net actuarial loss	4	2	8	7

Net periodic pension cost	$289	$214	$492	$415

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million during the three months ended June 30, 2005 and 2004, and were $0.1 million during the six months ended June 30, 2005 and 2004.
The Company incurred expenses for and made contributions to the 401(k) defined contribution plan totaling $0.6 million and $0.5 million during the three months ended June 30, 2005 and 2004, respectively, and $1.1 million and $1.0 million during the six months ended June 30, 2005 and 2004, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan totaling $1.9 million during the six months ended June 30, 2005; no such contribution was made in 2004.
10. Debt
On June 29, 2005, the Company amended its $350.0 million bank credit facility under which the Company has outstanding a $100.0 million term loan and $50.0 million under the revolving credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010 and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080% to 0.250%, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt.
On June 30, 2005, the interest rate was 3.961%, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125%. All amounts classified as debt on June 30, 2005 mature in June 2010.
11. Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares for restricted stock and the assumed exercise of all potentially dilutive stock options. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during the three and six months ended June 30, 2004 equals Viad’s historical weighted average number of common shares outstanding for applicable periods. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2005	2004	2005	2004

Income (loss) from continuing operations available to common stockholders	$26,063	$(570)	$53,853	$18,644
Income (loss) from discontinued operations, net of tax	—	(497)	—	21,282

Net income (loss) available to common stockholders	$26,063	$(1,067)	$53,853	$39,926

Average outstanding common shares	84,784	86,929	84,681	86,819
Additional dilutive shares related to stock-based compensation	845	—	1,064	487

Average outstanding and potentially dilutive common shares	85,629	86,929	85,745	87,306

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.31	$(0.01)	$0.64	$0.21
Basic earnings per share from discontinued operations, net of tax	—	—	—	0.25

Basic earnings (loss) per share	$0.31	$(0.01)	$0.64	$0.46

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.30	$(0.01)	$0.63	$0.21
Diluted earnings per share from discontinued operations, net of tax	—	—	—	0.25

Diluted earnings (loss) per share	$0.30	$(0.01)	$0.63	$0.46

Options to purchase 1,506,300 and 6,052,164 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.
12. Stock-Based Compensation
In connection with the spin-off, the Company adopted a share-based compensation plan, the 2004 Omnibus Incentive Plan, which provided for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance based awards. On May 10, 2005, the Company’s stockholders approved the 2005 Omnibus Incentive Plan, which authorizes the issuance of awards up to 7,500,000 shares of common stock. In connection with the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) unrestricted stock awards. Forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock and shares held in the Trust (see Note 8). As of June 30, 2005, the Company has remaining authorization to issue awards up to 7,450,000 shares of common stock.
Through December 31, 2004, the Company accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with Accounting

Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. Under the modified prospective method, prior period financial statements are not restated. No modifications were made to existing share-based awards prior to, or in connection with, the adoption of SFAS No. 123R. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes by $0.6 million and $1.2 million, respectively, and reduced net income by $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2005. Basic and diluted earnings per share were reduced by less than $0.01 for the three months ended June 30, 2005 and by $0.01 for the six months ended June 30, 2005. Cash used by operating activities and cash provided by financing activities for the three and six months ended June 30, 2005 were increased by $0.2 million and $0.3 million, respectively, as a result of the adoption of SFAS No. 123R.
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

	2005	2004

Expected dividend yield	0.2%	0.2%
Expected volatility	24.1%	25.2%
Risk-free interest rate	3.8%	3.2%
Expected term	5 years	5 years
Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2004	5,596,741	$17.99
Granted	373,600	20.51
Exercised	(181,828)	19.83
Canceled	(118,504)	18.94

Options outstanding at June 30, 2005	5,670,009	$18.27	5.62	$8,114

Options exercisable at June 30, 2005	4,510,313	$18.11	5.17	$7,200

The weighted-average grant date fair value of options granted during 2005 and 2004 was $5.95 and $5.49, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2004 was $1.1 million and $2.7 million, respectively. Cash received from option exercises for the three and six months ended June 30, 2005 was $1.2 million and $2.6 million, respectively, and $0.5 million for the six months ended June 30, 2004. No cash was received from option exercises during the three months ended June 30, 2004. The tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2004, respectively.
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
Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and are expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2004	1,097,145	$19.06
Granted	111,900	11.29
Vested and issued	(499,436)	19.38
Canceled	(17,670)	12.08

Restricted stock outstanding at June 30, 2005	691,939	$17.59

During the three and six months ended June 30, 2005, the Company recognized expense totaling $0.6 million and $1.2 million, respectively, related to its options and $1.0 million and $1.4 million, respectively, related to its restricted stock. For the three and six months ended June 30, 2004, the Company recognized expense totaling $0.9 million and $0.6 million, respectively, related to its restricted stock; no expense was recognized for its options. As of June 30, 2005, there was $5.2 million and $2.4 million of total unrecognized compensation expense related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.66 years for options and 1.15 years for restricted stock. The total fair value of options that vested during the six months ended June 30, 2005 and 2004 was $1.3 million and $0.6 million, respectively, on the vesting date. The total fair value of restricted stock that vested during the six months ended June 30, 2005 and 2004 was $9.9 million and $5.8 million, respectively.
Assuming that the Company had recognized compensation cost for stock option grants in accordance with the fair value method of accounting prior to January 1, 2005, net income and diluted and basic income per share would be as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$26,063	$(1,067)	$53,853	$39,926
Plus: stock-based compensation expense as reported, net of tax	1,146	657	1,897	416
Less: stock-based compensation expense determined under the fair value method, net of tax	(1,146)	(1,002)	(1,897)	(1,822)

Pro forma net income (loss)	$26,063	$(1,412)	$53,853	$38,520

Basic earnings (loss) per share:
As reported	$0.31	$(0.01)	$0.64	$0.46

Pro forma	$0.31	$(0.02)	$0.64	$0.44

Diluted earnings (loss) per share:
As reported	$0.30	$(0.01)	$0.63	$0.46

Pro forma	$0.30	$(0.02)	$0.63	$0.44

13. Commitments and Contingencies
At June 30, 2005, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.9 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is a reverse repurchase agreement with one clearing bank totaling $1.0 billion. At June 30, 2005, $70.4 million was outstanding under six letters of credit. No amounts were outstanding at June 30, 2005 under the reverse repurchase agreements or the overdraft facilities.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2005, the total amount of unfunded commitments related to these agreements was $7.7 million.
14. New Accounting Pronouncements
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides SEC interpretations regarding SFAS No. 123R. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public company status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, the first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost, the accounting for income tax effects upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. As the Company adopted SFAS No. 123R effective January 1, 2005, SAB No. 107 was effective for the Company on January 1, 2005. Applicable provisions of SAB No. 107 have been implemented by the Company in the adoption of SFAS No. 123R as disclosed in Note 12.
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.
15. Segment Information
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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Total revenue
Global Funds Transfer
Money transfer	$124,545	$95,174	$235,841	$181,372
Other	35,197	32,991	71,047	67,761

Total Global Funds Transfer	159,742	128,165	306,888	249,133
Payment Systems
Official check outsourcing services	73,762	64,372	147,700	127,396
Other	6,496	7,283	13,328	14,612

Total Payment Systems	80,258	71,655	161,028	142,008

Total revenue	$240,000	$199,820	$467,916	$391,141

Operating Income
Global Funds Transfer	$29,682	$24,777	$56,111	$45,755
Payment Systems	11,428	5,848	24,668	15,038

Total operating income	41,110	30,625	80,779	60,793

Interest expense	2,608	1,905	3,997	3,127
Debt tender and redemption costs	—	20,661	—	20,661
Other unallocated expenses	2,197	5,042	4,820	9,941

Income from continuing operations before income taxes	$36,305	$3,017	$71,962	$27,064

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Depreciation and amortization
Global Funds Transfer	$6,512	$6,386	$12,973	$12,728
Payment Systems	1,136	1,010	2,112	1,891

Total depreciation and amortization	$7,648	$7,396	$15,085	$14,619

Capital expenditures
Global Funds Transfer	$7,498	$6,988	$24,189	$12,716
Payment Systems	1,066	57	1,162	352

Total capital expenditures	$8,564	$7,045	$25,351	$13,068

The following table presents revenue by major geographic area:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

United States	$190,952	$162,881	$374,780	$320,455
Foreign	49,048	36,939	93,136	70,686

Total revenue	$240,000	$199,820	$467,916	$391,141

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
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). On June 30, 2004, the Company was spun off from Viad Corp (“Viad”). MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. During the first quarter of 2004, the Company completed the sale of one of its subsidiaries, Game Financial Corporation. The results of operations of the continuing businesses of Viad and Game Financial Corporation are included in the Consolidated Statements of Income in “Income (loss) and gain from discontinued operations, net of tax.” There are certain amounts incurred in the second quarter and first half of 2004 related to other investment income, debt and Viad’s centralized corporate functions that are related to Viad but in accordance with GAAP, are not allowed to be reflected in discontinued operations. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the second quarter and first half of 2004.

Highlights
The following are financial highlights of the second quarter of 2005:
•	Global Funds Transfer segment revenue grew 25 percent from the second quarter of 2004, driven by 39 percent volume growth in money transfer.

•	The net investment margin of 1.89 percent (see Table 4) improved over the net investment margin in the second quarter of 2004 of 1.39 percent, primarily due to $5.8 million in additional pretax cash flows from previously impaired investments.

•	Fee and other revenue of $149.3 million grew 22 percent from the second quarter of 2004, driven primarily by the growth in money transfer volume.

•	Global Funds Transfer segment marketing expenditures increased from the prior year as we continue to invest in our brand.
As reflected in the Consolidated Statements of Income in “Income (loss) and gain from discontinued operations, net of tax,” net income for the second quarter and first half of 2004 includes a loss of $0.5 million and income of $9.9 million, respectively, relating to the continuing businesses of Viad and Game Financial Corporation. In addition, the first half of 2004 includes an $11.4 million gain related to the sale of Game Financial Corporation.
Table 1 — Results of Operations

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Revenue:
Fee and other revenue	$149,278	$122,084	22	$287,798	$235,706	22
Investment revenue	91,052	77,580	17	180,554	154,234	17
Securities gains and losses, net	(330)	156	NM	(436)	1,201	NM

Total revenue	240,000	199,820	20	467,916	391,141	20

Fee commissions expense	56,217	43,925	28	108,405	84,428	28
Investment commissions expense	58,813	53,706	10	116,767	103,451	13

Total commissions expense	115,030	97,631	18	225,172	187,879	20

Net revenue	124,970	102,189	22	242,744	203,262	19

Expenses:
Compensation and benefits	33,292	33,644	(1)	62,565	66,389	(6)
Transaction and operations support	36,541	27,447	33	72,185	55,687	30
Depreciation and amortization	7,648	7,396	3	15,085	14,619	3
Occupancy, equipment and supplies	8,576	8,119	6	16,950	15,715	8
Interest expense	2,608	1,905	37	3,997	3,127	28
Debt tender and redemption costs	—	20,661	NM	—	20,661	NM

Total expenses	88,665	99,172	(11)	170,782	176,198	(3)

Income from continuing operations before income taxes	36,305	3,017	NM	71,962	27,064	NM

Income tax expense	10,242	3,587	NM	18,109	8,420	NM

Income from continuing operations	$26,063	$(570)	NM	$53,853	$18,644	NM

NM = Not meaningful

Table 2 — Results of Operations as a Percentage of Total Revenue

	Three Months				Six Months
	Ended June 30				Ended June 30
	2005		2004		2005		2004
	(	%)	(	%)	(	%)	(	%)
Revenue:
Fee and other revenue	62		61		62		61
Investment revenue	38		39		38		39
Securities gains and losses, net	—		—		—		—

Total revenue	100		100		100		100

Fee commissions expense	23		22		23		22
Investment commissions expense	25		27		25		26

Total commissions expense	48		49		48		48

Net revenue	52		51		52		52

Expenses:
Compensation and benefits	14		17		13		17
Transaction and operations support	15		14		15		14
Depreciation and amortization	3		3		3		4
Occupancy, equipment and supplies	4		4		4		4
Interest expense	1		1		1		1
Debt tender and redemption costs	—		10		—		5

Total expenses	37		49		36		45

Income from continuing operations before income taxes	15		2		15		7

Income tax expense	4		2		4		2

Income from continuing operations	11		—		11		5

Compared to the second quarter of 2004, total revenue increased by $40.2 million, or 20 percent, and net revenue increased $22.8 million, or 22 percent, primarily driven by transaction growth in the money transfer business and cash flows from previously impaired investments. Total operating expenses excluding commissions decreased by $10.5 million, or 11 percent, primarily due to the $20.7 million of debt tender and redemption costs incurred in connection with the spin-off in 2004. Partially offsetting the absence of the spin-off costs are higher marketing costs, public company costs, stock option expense and a $0.9 million pre-tax charge for the write-off of unamortized costs related to the amendment of our bank credit facility.

Table 3 — Net Fee Revenue Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Fee and other revenue	$149,278	$122,084	22	$287,798	$235,706	22
Fee commissions expense	(56,217)	(43,925)	28	(108,405)	(84,428)	28

Net fee revenue	$93,061	$78,159	19	$179,393	$151,278	19

Commissions as a % of fee and other revenue	37.7%	36.0%		37.7%	35.8%
Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing slightly to 62 percent of total revenue for the first half of 2005 from 61 percent for the first half of 2004. Fee and other revenue in the second quarter of 2005 increased 22 percent compared to the same period in the prior year, primarily driven by a 39 percent growth in transaction volumes in our money transfer and urgent bill payment products. Fee and other revenue in the first half of 2005 increased 22 percent compared to the prior year, primarily driven by a 37 percent growth in money transfer transaction volumes. Revenue growth rates for both the second quarter and first half of 2005 are lower than money transfer volume growth rates due primarily to targeted pricing initiatives in the money transfer business.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 28 percent in both the second quarter and first half of 2005 compared to 2004, primarily driven by higher money transfer transaction volume.
Net fee revenue increased $14.9 million, or 19 percent, in the second quarter of 2005 as compared to 2004, and increased $28.1 million, or 19 percent, in the first half of 2005. The increase in net fee revenue is driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to product mix.
Table 4 — Net Investment Revenue Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Components of net investment revenue:
Investment revenue	$91,052	$77,580	17	$180,554	$154,234	17
Investment commissions expense (1)	(58,813)	(53,706)	10	(116,767)	(103,451)	13

Net investment revenue	$32,239	$23,874	35	$63,787	$50,783	26

Average balances:
Cash equivalents and investments	$6,839,545	$6,888,115	$(48,570)	$6,771,692	$6,736,531	$35,161
Payment service obligations (2)	5,397,552	5,510,137	(112,585)	5,319,074	5,334,893	(15,819)

Average yields earned and rates paid (3):
Investment yield	5.34%	4.53%	0.81%	5.38%	4.60%	0.78%
Investment commission rate	4.37%	3.92%	0.45%	4.43%	3.90%	0.53%
Net investment margin	1.89%	1.39%	0.50%	1.90%	1.52%	0.38%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($396.0 million and $406.7 million for the three months ended June 30, 2005 and 2004, respectively, and $402.1 million and $411.0 million for the six months ended June 30, 2005 and 2004, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased 17 percent in both the second quarter and first half of 2005 compared to 2004 due primarily to $5.8 million and $11.1 million, respectively, of pretax cash flows from previously impaired investments, as well as higher yields.
Investment commissions expense increased 10 and 13 percent in the second quarter and first half of 2005, respectively, as rising short-term rates resulted in higher commissions paid to financial institution customers. The impact of rising rates was partially offset by lower swap costs.
Net investment revenue increased 35 percent in the second quarter of 2005 compared to the prior year, with the net investment margin increasing 50 basis points to 1.89 percent. For the first half of 2005, net investment revenue increased 26 percent, with the net investment margin increasing 38 basis points to 1.90. The net investment margin in 2005 benefited from higher yields and cash flows from previously impaired investments, while the 2004 net investment margin benefited from lower short-term rates.
Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)
Gross realized gains	$1,220	$1,921	$(701)	$7,484	$8,976	$(1,492)
Gross realized losses	—	(1,082)	1,082	(4,492)	(1,164)	(3,328)
Other-than-temporary impairments	(1,550)	(683)	(867)	(3,428)	(6,611)	3,183

Net securities gains and losses	$(330)	$156	$(486)	$(436)	$1,201	$(1,637)

Despite lower realized losses, net securities gains and losses decreased to a loss of $0.3 million in the second quarter of 2005 from a gain of $0.2 million in the second quarter of 2004 as we recognized $1.6 million of impairments during the current quarter relating to investments backed by aircraft collateral. In the first half of 2005, net securities gains and losses decreased to a loss of $0.4 million from a gain of $1.2 million despite lower investment impairments as our realized losses increased. The higher realized losses early in 2005 were due to portfolio repositioning activities, as well as changes in the yield curve. During the first half of 2005, we recognized lower impairments compared to 2004 as the overall credit quality of the portfolio improved in 2005, with the exception of investments backed by aircraft collateral. Impairments in 2004 related primarily to investments backed by aircraft and manufactured housing collateral.

Expenses
Expenses represent operating expenses other than commissions. As MoneyGram is the accounting successor to Viad, expenses in the three and six months ended June 30, 2004 also include corporate overhead costs that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in expenses for the three and six months ended June 30, 2004 are approximately $4.4 million and $10.2 million, respectively, of expenses allocated from Viad that did not recur in 2005. However, we are obligated under our Interim Services Agreement with Viad to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning on July 1, 2004 for certain corporate services provided to MoneyGram by Viad. On July 1, 2005, we notified Viad of our termination of certain services under the Interim Services Agreement effective in September and October 2005. As a result of this termination, our payments to Viad will be $0.1 million quarterly beginning in the fourth quarter of 2005. Following is a discussion of the operating expenses presented in Table 1.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Included in the three and six months ended June 30, 2004 are $2.0 million and $4.3 million, respectively, of expenses allocated from Viad that did not recur in 2005. Compensation and benefits decreased one percent in the second quarter of 2005 as compared to 2004 due to the absence of Viad allocations, partially offset by the impact of hiring additional employees and expensing stock options. Compensation and benefits decreased six percent in the first half of 2005 as compared to 2004, primarily driven by the timing of incentive and benefit expenses and the absence of Viad allocations, partially offset by the hiring of additional employees and the impact of expensing stock options. The total number of employees increased to support money transfer growth and public company responsibilities following the spin-off. As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, we incurred compensation expense related to stock options of $0.5 million and $1.0 million in the second quarter and first half of 2005, respectively.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Included in the three and six months ended June 30, 2004 are $2.2 million and $5.4 million of expenses allocated from Viad that did not recur in 2005. Transaction and operations support costs were up 33 percent and 30 percent in the second quarter and first half of 2005 as compared to 2004, respectively. The increase is primarily driven by legal matters in the Global Funds Transfer segment, increased use of professional services, increased marketing expenditures, public company costs and higher provisions for uncollectible agent receivables. During the first quarter of 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter. We incurred higher professional services costs primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act, software development and other projects. In addition, we incurred additional costs related to the eMoney Transfer service that was launched in March 2004 as we moved processing in-house from a third-party processor. As planned, marketing expenditures for the first half of 2005 increased more than 40 percent over the prior year as we invested in our money transfer brand. In the second quarter of 2005, we recorded additional provisions in connection with a New York check cashing agent.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements, as well as amortization of our intangible assets. Depreciation and amortization expense in the second quarter and first half of 2005 increased three percent over the same periods in 2004, primarily due to the amortization of capitalized software developed to enhance the money transfer platform and the depreciation of our investment in global money transfer signs. These investments helped drive the growth and brand recognition in the money transfer product.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Included in the three and six months ended June 30, 2004 are $0.2 million and $0.4 million, respectively, of expenses allocated from Viad that did not recur in 2005. Occupancy, equipment and supplies in the second quarter and first half of 2005 increased six and eight percent, respectively, over 2004, due primarily to higher software expense and maintenance, office rent and property taxes, partially offset by reduced supplies expense. In the first quarter of 2004, we received a refund for property taxes from our landlord; no such refund was received in 2005. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off. Equipment maintenance costs in the first half of 2004 were higher than the current year as we placed new money transfer kiosks and dedicated phones at a large customer.
Interest expense — Interest expense in the first half of 2004 related to the historical debt of Viad, while interest expense in 2005 relates to the debt incurred by the Company in connection with the spin-off. Interest expense in the second quarter and first half of 2005 increased 37 percent and 28 percent, respectively, over 2004 despite lower average outstanding debt balances due primarily to rising interest rates and $0.9 million of expense relating to the amendment of our $350.0 million bank credit facility. In connection with the amendment of our $350.0 million bank credit facility during the second quarter of 2005, we expensed $0.9 million of unamortized financing costs relating to the original facility.
Income taxes — The effective tax rate was 28.2 percent and 25.2 percent in the second quarter and first half of 2005, respectively, as compared to 118.9 percent and 31.1 percent in the second quarter and first half of 2004, respectively. The effective tax rate in 2004 was affected by the costs related to the redemption of Viad’s redeemable preferred shares, which are not tax deductible. For 2005, the corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The effective tax rate for the second quarter of 2005 reflects the decreasing tax-exempt investment income during 2005. The effective tax rate for the first half of 2005 benefited from the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase. We expect that our annual effective tax rate for 2005 will be about 25 percent.
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
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield is primarily allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Table 6 reconciles segment operating income to income from continuing operations before income taxes as reported in the financial statements.

Table 6 — Segment Information

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Operating income:
Global Funds Transfer	$29,682	$24,777	$56,111	$45,755
Payment Systems	11,428	5,848	24,668	15,038

Total segment operating income	41,110	30,625	80,779	60,793

Interest expense	2,608	1,905	3,997	3,127
Debt tender and redemption costs	—	20,661	—	20,661
Other unallocated expenses	2,197	5,042	4,820	9,941

Income from continuing operations before income taxes	$36,305	$3,017	$71,962	$27,064

     Other unallocated expenses in the second quarter and first half of 2004 include Viad corporate overhead that was not allocated to its subsidiaries and could not be classified as discontinued operations, as well as certain pension and benefit obligation expenses that were retained by the Company in the spin-off that are not allocated to the segments. In 2005, other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to Viad.
Table 7 — Global Funds Transfer Segment

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Money transfer revenue	$124,545	$95,174	31	$235,841	$181,372	30
Other revenue	35,197	32,991	7	71,047	67,761	5

Total revenue	159,742	128,165	25	306,888	249,133	23
Commissions expense	(60,648)	(48,103)	26	(117,465)	(92,324)	27

Net revenue	$99,094	$80,062	24	$189,423	$156,809	21

Operating income	$29,682	$24,777	20	$56,111	$45,755	23
Operating margin	18.6%	19.3%		18.3%	18.4%
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 25 percent and 23 percent in the second quarter and first half of 2005, respectively, over the same periods in 2004, primarily driven by the growth in the money transfer and urgent bill payment services. Money transfer volumes grew 39 percent and 37 percent in the second quarter and first half of 2005, respectively, and money transfer revenue grew 31 percent and 30 percent, respectively. Money transfer revenue growth rates are lower than volume growth rates due to targeted pricing initiatives and product mix. Domestic originated transactions grew 38 percent and 36 percent in the second quarter and first half of 2005, respectively, while international originated transactions grew 49 and 48 percent, respectively. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 14 percent over the second quarter of 2004, primarily in the international markets, to over 81,000 locations.
Retail money order volume continued its slight decline in the second quarter and first half of 2005 as compared to the same periods in 2004. This decline is less than the industry trend. Based on current industry information, the trend in paper-based payment instruments is estimated to be a decline of five to eight percent per annum. Investment revenue in Global Funds Transfer increased 26 percent and 23 percent in the second quarter and a first half of 2005, respectively, as compared to the same periods in 2004, primarily due to higher interest rates earned on the portfolio and pretax cash flows from previously impaired investments. In the second quarter and first half of 2005, Global Funds Transfer received $1.2 million and $2.3 million, respectively, of pretax cash flows from previously impaired investments.
Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the second quarter and first half of 2005 increased 26 percent and 27 percent, respectively, as compared to 2004, primarily driven by the transaction volume growth in money transfer and urgent bill payment services. Commissions expense as a percentage of revenue remained stable in the second quarter of 2005 as compared to the same period in the prior year, while the first half of 2005 saw an increase of one percentage point over the first half of 2004 as money transfer comprised a greater percentage of Global Funds Transfer revenue.
Operating margin was 18.6 percent in the second quarter of 2005 as compared to 19.3 percent in the second quarter of 2004, while operating margin was 18.3 percent for the first half of 2005 as compared to 18.4 percent in the same period of the prior year. The decline in operating margin reflects our planned increase in investments in our brand, as well as the shift in product mix toward the lower margin money transfer business. Operating margins in the remainder of 2005 will continue to be impacted by the shift in product mix and investment in our brand, as well as planned new products, delivery channels and compliance initiatives.
Table 8 — Payment Systems Segment

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Official check outsourcing services revenue	$73,762	$64,372	15	$147,700	$127,396	16
Other revenue	6,496	7,283	(11)	13,328	14,612	(9)

Total revenue	80,258	71,655	12	161,028	142,008	13

Commissions expense	(54,382)	(49,527)	10	(107,706)	(95,555)	13

Net revenue	$25,876	$22,128	17	$53,322	$46,453	15

Operating income	$11,428	$5,848	95	$24,668	$15,038	64
Operating margin	14.2%	8.2%		15.3%	10.6%

Taxable equivalent basis (1):
Revenue	$84,977	$76,878	11	$170,466	$152,447	12
Operating income	16,146	11,071	46	34,105	25,478	34
Operating margin	19.0%	14.4%		20.0%	16.7%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the payment systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.7 million and $5.2 million for the second quarter of 2005 and 2004, respectively, and $9.4 million and $10.4 million for the first half of 2005 and 2004, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased 12 percent and 13 percent during the second quarter and first half of 2005, respectively, as compared to 2004 primarily due to an increase in investment revenue. In addition, the first half of 2005 includes $2.2 million in fee revenue related to a payment received due to an early customer contract termination. Investment revenue increased $9.5 million and $19.1 million during the second quarter and first half of 2005 as compared to 2004, respectively, primarily due to $4.6 million and $8.8 million, respectively, of pretax cash flows from previously impaired investments and higher interest rates earned on the investment portfolio. The first half of 2005 also benefited from higher average investable balances early in the year.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense increased 10 percent and 13 percent in the second quarter and first half of 2005, respectively, as compared to 2004, primarily due to increased short-term interest rates that resulted in higher commissions paid to financial institution customers, partially offset by a decline in swap costs.
Operating margin in the second quarter of 2005 was 14.2 percent (19.0 percent on a taxable equivalent basis) as compared to 8.2 percent (14.4 percent on a taxable equivalent basis) in 2004, while the operating margin in the first half of 2005 was 15.3 percent (20.0 percent on a taxable equivalent basis) as compared to 10.6 percent (16.7 percent on a taxable equivalent basis) in 2004. The increase in the second quarter of 2005 is primarily due to the $4.6 million of pre-tax cash flows from previously impaired investments. The increase in the first half of 2005 is primarily due to the $2.2 million in fee revenue related to the early customer contract termination and the $8.8 million of pretax cash flows from previously impaired investments.
Outlook
We believe that the following key items will have an impact on our future operations. We expect:
•	Diluted earnings per share in 2005 to be in the range of $1.11 to $1.15.

•	Net revenue to grow 10 to 15 percent to be in the range of $465 to $485 million.

•	Our net investment margin in 2005 to be at the high end of the range of 150 to 165 basis points, including the effect of actual and anticipated cash flows on previously impaired investments.

•	Investable balances to average $6.5 billion in 2005.

•	To continue paying a $0.01 per share quarterly cash dividend, subject to Board approval.

•	To continue to increase our marketing expenditures by over 40 percent to solidify brand recognition.

•	Our public company expenses to increase. In addition to other public company expenses, 2005 will be our first year of attesting to the operational effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

•	The early adoption of SFAS No. 123R, Share-Based Payment, to result in $2.5 million of annual expense, or $0.02 per diluted share.

•	Income from continuing operations before taxes to grow 42 to 48 percent from 2004.

•	Our effective tax rate to be approximately 25 percent in 2005, including the effect of actual and anticipated reversals of tax reserves.
This guidance is dependent on a variety of factors, including those listed below under Forward Looking Statements. From time to time, events may occur which can result in unanticipated income or losses. Our outlook does not reflect such events.
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
At June 30, 2005, we had cash and cash equivalents of $1.3 billion, net receivables of $1.3 billion and investments of $6.1 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.

We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons and by Company policy are not available to satisfy working capital or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 2.5 percent of our total investments and cash equivalents. As of June 30, 2005, we were in compliance with this policy.
As of June 30, 2005 and December 31, 2004, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 9. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.
Table 9 — Unrestricted Assets

	June 30	December 31
	2005	2004
	(Dollars in thousands)
Cash and cash equivalents (substantially restricted)	$1,331,492	$927,042
Receivables (substantially restricted)	1,315,690	771,966
Investments (substantially restricted)	6,146,446	6,335,493

	8,793,628	8,034,501
Amounts restricted to cover payment service obligations	(8,421,234)	(7,640,581)

Unrestricted assets	$372,394	$393,920

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments, changes in our working capital resulting from the timing of normal operational activities and the repurchase of our common stock.
Table 10 — Cash Flows Provided By or Used In Operating Activities

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net income	$26,063	$(1,067)	$53,853	$39,926
Total adjustments to reconcile net income	12,014	30,038	15,065	38,970

Net cash provided by continuing operating activities before changes in payment service assets and obligations	38,077	28,971	68,918	78,896

Change in cash and cash equivalents (substantially restricted)	(456,969)	19,519	(404,414)	(90,120)
Change in receivables, net (substantially restricted)	(454,740)	(148,151)	(548,255)	(92,845)
Change in payment service obligations	808,894	181,376	780,653	440,625

Net change in payment service assets and obligations	(102,815)	52,744	(172,016)	257,660

Net cash (used in) provided by continuing operating activities	$(64,738)	$81,715	$(103,098)	$336,556

Table 10 summarizes the cash flows (used in) provided by continuing operating activities. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $38.1 million and $29.0 million in the second quarter of 2005 and 2004, respectively, for an increase of $9.1 million. The increase is primarily due to higher net income and changes in other liabilities. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $68.9 million and $78.9 million in the first half of 2005 and 2004, respectively, for a decrease of $10.0 million. The decrease is primarily due to changes in other assets such as prepaid expenses, partially offset by higher net income.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by (used in) investing activities related to our investment portfolio. Table 11 summarizes the cash flows provided by or used in payment service assets and obligations, net of investment activity.
Table 11 — Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net change in payment service assets and obligations	$(102,815)	$52,744	$(172,016)	$257,660

Proceeds from sales of investments	443,150	326,707	768,757	504,059
Proceeds from maturities of investments	223,186	463,620	468,621	973,450
Purchases of investments	(585,055)	(835,858)	(1,080,816)	(1,820,908)

Net investment activity	81,281	(45,531)	156,562	(343,399)

Cash flows provided by (used in) payment service assets and obligations, net of investment activity	$(21,534)	$7,213	$(15,454)	$(85,739)

During the second quarter of 2005, the cash flows provided by payment service assets and obligations, net of investment activity, decreased $28.7 million over the second quarter of 2004. The decrease is primarily due to the timing of payment service asset and obligation activity, which resulted in higher levels of cash used during the second quarter of 2005. Partially offsetting the payment service asset and obligation activity was lower investing activity. During the first half of 2005, cash flows provided by payment service assets and obligations, net of investment activity, increased $70.2 million over the first half of 2004, primarily due to lower investing levels and maturities of investments, partially offset by the timing of payment service asset and obligation activity.
Table 12 — Cash Flows Provided By or Used In Investing Activities

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Net investment activity	$81,281	$(45,531)	$156,562	$(343,399)

Purchases of property and equipment	(8,564)	(7,045)	(25,351)	(13,069)
Proceeds from sale of Game Financial Corporation	—	—	—	15,247
Other	(8,535)	—	(8,535)	490

Other investing activity	(17,099)	(7,045)	(33,886)	2,668

Net cash (used in) provided by investing activities	$64,182	$(52,576)	$122,676	$(340,731)

Investing activities primarily consist of activity within our investment portfolio as previously discussed. Other investing activity used cash of $17.1 million and $7.0 million in the second quarter of 2005 and 2004, respectively. Other investing activity used cash of $33.9 million in the first half of 2005 and provided cash of $2.7 million in the first half of 2004. In the second quarter of 2005, the Company acquired ACH Commerce. In the first half of 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. Capital expenditures for all periods presented related to our continued investment in the money transfer platform. In addition, we acquired an interest in a corporate aircraft during the first half of 2005.
Cash Flows from Financing Activities: Financing activities provided cash of $0.6 million in the second quarter of 2005 and used cash of $19.6 million in the first half of 2005. Sources of cash relate solely to the exercise of stock options, which provided $1.4 million and $3.0 million during the second quarter and first half of 2005, respectively. During the second quarter and first half of 2005, we paid $0.9 million and $1.7 million, respectively, in dividends. In addition, we purchased $20.8 million of treasury stock during the first half of 2005; no shares were repurchased during the second quarter of 2005. Cash provided by financing activities of $84.4 million and $79.2 million during the second quarter and first half of 2004, respectively, primarily relate to the spin-off and dividends paid on Viad common stock. Sources of cash during the second quarter and first half of 2004 relate primarily to borrowings of $150.0 million under the credit facility established in connection with the spin-off, as well as the sale of reverse repurchase agreements for proceeds of $173.0 million. The exercise of stock options also provided $0.8 million of cash during the first half of 2004. During the second quarter and first half of 2004, the main uses of cash relate to the redemption of Viad’s debt and redeemable preferred stock for $203.0 million and $23.9 million, respectively, and the payment of dividends. Dividends paid on Viad common stock totaled $7.8 million and $15.6 million during the second quarter and first half of 2004, respectively. In addition, net payments of $2.1 million were made under Viad’s historical debt structure during the first half of 2004.
Other Funding Sources and Requirements
On June 29, 2005, we amended our $350.0 million bank credit facility under which we have outstanding a $100.0 million term loan and $50.0 million under the revolving credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080% to 0.250%, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, we expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. We also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt.
At June 30, 2005, we had reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.9 billion available to assist in the management of our investments and the clearing of payment service obligations. At June 30, 2005, $70.4 million was outstanding under six letters of credit.

Table 13 — Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Debt	$150,000	$—	$—	$150,000	$—
Operating leases	44,634	5,321	10,038	9,922	19,353
Derivative financial instruments	17,750	16,516	3,036	(1,904)	102
Interim services agreement	569	569	—	—	—
Other obligations	8,096	7,896	200	—	—

Total contractual cash obligations	$221,049	$30,302	$13,274	$158,018	$19,455

Debt consists of amounts outstanding under the variable rate term loan and revolving credit facility at June 30, 2005. Capital and operating leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable under our interest rate swap agreements. The Interim Services Agreement is the obligation under our agreement with Viad for services to be provided to the Company. As permitted under the agreement, we notified Viad of the termination of certain services effective in September and October 2005. The amounts shown in Table 13 related to the Interim Services Agreement represent amounts payable for all services through September 28, 2005 and for the continuing services through the remainder of the agreement. Other obligations are unfunded capital commitments totaling $7.7 million related to our limited partnership interests included in our investment portfolio, as well as $0.4 million outstanding under capital lease obligations.
MoneyGram has a funded, noncontributory pension plan that it assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the second quarter and first half of 2005, MoneyGram contributed $6.5 million and $6.8 million, respectively, to the funded pension plans. We expect to contribute an additional $6.2 million in the remainder of 2005. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the second quarter and first half of 2005, we paid benefits totaling $0.9 million and $1.9 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.1 million in the remainder of 2005. Expected contributions and benefit payments under these plans are not included in the table above.
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
The Company has an effective universal shelf registration on file with the Securities and Exchange Commission. The universal shelf registration provides for the issuance of up to $500.0 million of our securities, including common stock, preferred stock and debt securities. The securities may be sold from time to time in one or more series. The terms of the securities and any offering of the securities will be determined at the time of the sale. The shelf registration is intended to provide the Company with additional funding sources for general corporate purposes, including working capital, capital expenditures, debt payment, the financing of possible acquisitions or stock repurchases.
Stockholders’ Equity
On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. The Company repurchased 1,006,586 shares of its common stock under this plan at an average cost of $20.68 per share during the first half of 2005; no shares were repurchased during the second quarter of 2005. As of June 30, 2005, the Company has remaining authorization to repurchase up to 223,115 shares of MoneyGram common stock.

On February 17, 2005, the Board of Directors declared a dividend of $0.01 per share of common stock, which was paid on April 1, 2005 for a total cost of $0.9 million. On May 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share of common stock, which was paid on July 1, 2005. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend of $0.01 per share in 2005, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average, we sold receivables totaling $396.0 million and $402.1 million during the second quarter and first half of 2005, respectively, for a total discount of $4.0 million and $7.6 million, respectively.
The Finance and Investment Committee of the Board of Directors generally must approve any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the adoption of SFAS No. 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our critical accounting policies during the second quarter or first half of 2005. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model. Expected volatility is based on the historical volatility of the Company since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The fair value of restricted stock awards is determined using the quoted market price of the Company’s common stock on the date of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and, for stock option awards, is net of estimated forfeitures.
Recent Accounting Developments
Effective January 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. Under the modified prospective method, prior period financial statements are not restated. No modifications were made to existing share-based awards prior to, or in connection with, the adoption of SFAS No. 123R. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes by $0.6 million and $1.2 million, respectively, and net income by $0.4 million and $0.9 million for the three and six months ended June 30, 2005, respectively. Basic and diluted earnings per share were each reduced by less than $0.01 for the three months ended June 30, 2005 and by $0.01 for the six months ended June 30, 2005. Cash used by operating activities and cash provided by financing activities for the three and six months ended June 30, 2005 were increased by $0.2 million and $0.3 million, respectively, as a result of the adoption of SFAS No. 123R. As of June 30, 2005, there was $5.2 million and $2.4 million of total unrecognized compensation expense as measured under SFAS No. 123R related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.66 years for options and 1.15 years for restricted stock.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides SEC interpretations regarding SFAS No. 123R. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public company status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, the first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost, the accounting for income tax effects upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. As the Company adopted SFAS No. 123R effective January 1, 2005, SAB No. 107 was effective for the Company on January 1, 2005. Applicable provisions of SAB No. 107 have been implemented by the Company in the adoption of SFAS No. 123R as disclosed in Note 12 to the consolidated financial statements, in “Management’s Discussion and Analysis Financial Condition and Results of Operations - Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Developments.”
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.

Forward Looking Statements
The statements contained in this Form 10-Q that are not historical facts are forward-looking statements and are made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances due to a number of factors, including, but not limited to:
•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments and commissions paid to financial institution customers.

•	Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition.

•	Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely our results of operation and financial condition.

•	Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio. In addition, we may face credit risk if we are unable to collect on funds received by agents for our products and services or if we experience fraud.

•	Implementation of Technology and New Products. We may be unable to successfully and timely implement new and/or improved technology, delivery methods and product offerings, including pre-paid debit/stored value cards and new bill payment services.

•	Business Interruption. We may suffer direct or indirect losses resulting from inadequate or failed internal processes, people and systems or from third parties or external events.

•	International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Security. We may be subject to a material breach of security of any of our systems.

•	Regulation. Changes in laws, regulations or other industry practices and standards may require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete.

•	Foreign Currency Exchange. Our results of operations may be adversely affected by fluctuations in foreign currency exchange rates affecting certain receivables and payables denominated in foreign currency.

•	Growth Rates. We cannot anticipate whether growth rates approximating recent levels for consumer money transfer transactions and other payment product markets will continue.

•	Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	Product Development. We may be unable compete or develop new products to keep pace with technological and competitive changes in the payment services industry.

•	Litigation. Our business and results of operations may be materially adversely affected by lawsuits or investigations.

•	Intellectual Property. The loss of our intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and prospects. We may also have potential patent liability for intellectual property related to our development of new and enhanced products and services.

•	Internal Controls. An inability to comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could result in a material misstatement to our financial statements.

•	Catastrophic Events. Catastrophic events could materially adversely impact our operating facilities, communication systems and technology, our clearing banks or major customers, or may have a material adverse impact on current economic conditions or levels of consumer spending.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.

Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company believes that there have been no material changes in our market risk since December 31, 2004, except as set forth below. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The Company uses net investment revenue simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The net investment revenue simulation analysis incorporates substantially all of the Company’s interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. Through these simulations, management estimates the impact on interest rate sensitive income of immediate and sustained changes (a “shock”) to the yield curve for a one-year period. The market value of equity measures the degree to which market values of the Company’s interest rate sensitive assets and liabilities will change given a shock to the short-term and long-term interest rates. Table 14 summarizes the changes to our pre-tax operating income and market value of equity under various shock scenarios.
Table 14 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Dollars in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	($4,400)	($200)	$400	($1,900)	($4,800)	($14,300)
Percent change	(3.0%)	(0.1%)	0.3%	(1.3%)	(3.3%)	(9.7%)

Market value of equity	$166,100	$94,300	$50,200	($67,900)	($150,700)	($338,400)
Percent change	16.0%	9.1%	4.8%	(6.5%)	(14.5%)	(32.5%)
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
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended June 30, 2005. MoneyGram common stock surrendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase program. All activity presented consists of shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
	Shares Purchased	Paid per Share	or Program	Program

April 1 — April 30, 2005	—		—	223,115
May 1 — May 31, 2005	7,551	$18.74	—	223,115
June 1 — June 30, 2005	13,401	$19.26	—	223,115

Total	20,952		—

Item 4. Submission of Matters to a Vote of Security Holders
The stockholders of the Company voted on three items at the Annual Meeting of Stockholders on May 10, 2005:
     1. The election of directors to a 3-year term.
     2. A proposal to approve the MoneyGram International, Inc. 2005 Omnibus Incentive Plan
     3. The ratification of the appointment of Deloitte & Touche LLP as independent registered accounting firm.

The Class I nominees for directors whose terms expire at the 2008 Annual Meeting were elected based on the following votes:

Nominee	Votes For	Votes Withheld

Judith K. Hofer	71,616,983	1,341,346
Robert C. Krueger	71,841,355	1,116,974
Philip W. Milne	71,903,841	1,054,488
Class II directors with terms expiring in 2006 were: Robert H. Bohannon, Donald E. Kiernan and Douglas L. Rock. Class III directors with terms expiring in 2007 were: Jess T. Hay, Linda Johnson Rice, Albert M. Teplin and Timothy R. Wallace.
The proposal to approve the MoneyGram International, Inc. 2005 Omnibus Incentive Plan received the following votes:

For	59,062,299
Against	4,111,771
Abstain	2,013,854
Broker non-vote	7,770,405
The ratification of the appointment of Deloitte & Touche LLP as the independent registered accounting firm for the consolidated financial statements of the Company for the 2005 fiscal year received the following votes:

For	72,574,061
Against	238,816
Abstain	145,452
Item 6. Exhibits
Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 11, 2005	By:	/s/ Jean C. Benson

Vice President and Controller
Chief Accounting Officer and
Authorized Officer

EXHIBIT INDEX

Exhibit
Number	Description
*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.