Form 10-Q
period 2005-09-30
MONEYGRAM INTERNATIONAL INC
filed 2005-11-14
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2005

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
Yes ☐      No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 4, 2005, 85,170,045 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30	December 31
	2005	2004
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents (substantially restricted)	$999,089	$927,042
Receivables (substantially restricted)	1,401,978	771,966
Investments (substantially restricted)	6,172,557	6,335,493
Property and equipment	98,429	88,154
Intangible assets	13,715	15,210
Goodwill	403,364	395,526
Deferred tax assets	36,045	31,841
Other assets	80,292	65,503

Total assets	$9,205,469	$8,630,735

Liabilities and Stockholders’ Equity
Payment service obligations	$8,220,504	$7,640,581
Debt	150,000	150,000
Derivative financial instruments	11,610	65,063
Pension and other postretirement benefits	104,817	110,661
Accounts payable and other liabilities	107,477	99,239

Total liabilities	8,594,408	8,065,544

Commitments and contingencies
Stockholders’ equity:
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued in 2005 and 2004	886	886
Additional paid-in capital	79,511	79,833
Retained earnings	587,404	506,609
Unearned employee benefits and other	(21,757)	(31,037)
Accumulated other comprehensive income	18,390	25,691
Treasury stock: 2,586,920 and 801,130 shares in 2005 and 2004	(53,373)	(16,791)

Total stockholders’ equity	611,061	565,191

Total liabilities and stockholders’ equity	$9,205,469	$8,630,735

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands, except		(Dollars in thousands, except
	per share data)		per share data)

Revenue
Fee and other revenue	$156,375	$128,000	$444,173	$363,706
Investment revenue	91,634	77,276	272,188	231,510
Net securities gains (losses)	(1,624)	10,877	(2,060)	12,078

Total revenue	246,385	216,153	714,301	607,294

Fee commissions expense	58,940	47,593	167,344	132,021
Investment commissions expense	60,889	56,712	177,656	160,164

Total commissions expense	119,829	104,305	345,000	292,185

Net revenue	126,556	111,848	369,301	315,109
Expenses
Compensation and benefits	35,180	29,320	97,745	95,709
Transaction and operations support	34,547	33,383	106,733	89,069
Depreciation and amortization	8,102	7,439	23,187	22,058
Occupancy, equipment and supplies	8,156	7,012	25,106	22,727
Interest expense	1,697	1,234	5,694	4,361
Debt tender and redemption costs	—	—	—	20,661

Total expenses	87,682	78,388	258,465	254,585

Income from continuing operations before income taxes	38,874	33,460	110,836	60,524
Income tax expense	10,076	8,945	28,185	17,365

Income from continuing operations	28,798	24,515	82,651	43,159
Income and gain from discontinued operations, net of tax	740	—	740	21,282

Net income	$29,538	$24,515	$83,391	$64,441

Basic earnings per share
Income from continuing operations	$0.34	$0.28	$0.97	$0.50
Income from discontinued operations, net of tax	0.01	—	0.01	0.24

Earnings per common share	$0.35	$0.28	$0.98	$0.74

Average outstanding common shares	84,883	87,262	84,748	86,968

Diluted earnings per share
Income from continuing operations	$0.33	$0.28	$0.96	$0.50
Income from discontinued operations, net of tax	0.01	—	0.01	0.24

Earnings per common share	$0.34	$0.28	$0.97	$0.74

Average outstanding and potentially dilutive common shares	86,019	87,588	85,924	87,400

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net income	$29,538	$24,515	$83,391	$64,441
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($19,328) and $20,857 for the three months ended September 30, 2005 and 2004, respectively, and ($31,133) and ($9,423) for the nine months ended September 30, 2005 and 2004, respectively	(31,535)	34,762	(50,769)	(15,705)
Reclassification adjustment for net realized (losses) gains included in net income, net of tax (benefit) expense of ($119) and $6,615 for the three months ended September 30, 2005 and 2004, respectively, and $1,018 and $9,574 for the nine months ended September 30, 2005 and 2004, respectively	(193)	11,025	1,635	15,957

	(31,728)	45,787	(49,134)	252

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $7,725 and ($17,369) for the three months ended September 30, 2005 and 2004, respectively, and $13,014 and $1,156 for the nine months ended September 30, 2005 and 2004, respectively	12,604	(28,949)	21,233	1,927
Reclassification adjustment for net realized gains included in net income, net of tax expense of $3,115 and $11,096 for the three months ended September 30, 2005 and 2004, respectively, and $14,724 and $34,244 for the nine months ended September 30, 2005 and 2004, respectively	5,083	18,493	24,023	57,074

	17,687	(10,456)	45,256	59,001

Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($129) and $176 for three months ended September 30, 2005 and 2004, respectively, and ($2,098) and ($173) for the nine months ended September 30, 2005 and 2004, respectively	(210)	293	(3,423)	(288)

Other comprehensive (loss) income	(14,251)	35,624	(7,301)	58,965

Comprehensive income	$15,287	$60,139	$76,090	$123,406

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Cash flows from operating activities
Net income	$29,538	$24,515	$83,391	$64,441
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net earnings in discontinued operations	(740)	—	(740)	(21,282)
Depreciation and amortization	8,102	7,439	23,187	22,058
Investment impairment charges	1,312	6,764	4,740	13,374
Net gain on sale of investments	312	(17,641)	(2,680)	(25,452)
Net amortization of investment premium	2,090	4,923	6,740	17,851
Asset impairments	—	5,193	—	5,193
Debt redemption and retirement costs	—	—	—	20,661
Other non-cash items, net	(2,972)	2,677	9,279	8,695
Changes in assets and liabilities:
Other assets	2,095	7,336	590	31,891
Accounts payable and other liabilities	16,964	(3,908)	1,109	(19,406)

Total adjustments	27,163	12,783	42,225	53,583
Change in cash and cash equivalents (substantially restricted)	332,403	218,931	(72,011)	128,811
Change in receivables, net (substantially restricted)	(88,236)	84,934	(636,491)	(7,911)
Change in payment service obligations	(200,730)	(329,414)	579,923	111,211

Net cash (used in) provided by continuing operating activities	100,138	11,749	(2,963)	350,135

Cash flows from investing activities
Proceeds from sales of investments classified as available-for-sale	4,744	448,646	773,501	952,325
Proceeds from maturities of investments classified as available-for-sale	271,149	403,148	739,770	1,376,598
Purchases of investments classified as available-for-sale	(357,902)	(683,071)	(1,438,718)	(2,503,979)
Purchases of property and equipment	(6,877)	(9,097)	(32,228)	(22,166)
Proceeds from the sale of Game Financial Corporation, net of cash sold	—	—	—	15,247
Other investing activities	—	(220)	(8,535)	(1,180)

Net cash provided by (used in) investing activities	(88,886)	159,406	33,790	(183,155)

Cash flows from financing activities
Payments on debt	—	(79)	—	(205,184)
Proceeds from debt	—	—	—	100,000
Net change in revolving credit facility	—	—	—	50,000
Net reverse repurchase agreement activity	—	(173,000)	—	—
Preferred stock redemption	—	—	—	(23,895)
Proceeds from exercise of options	3,322	2,488	5,956	2,945
Tax benefits from stock option exercises	370	335	715	708
Purchase of treasury stock	(14,089)	—	(34,902)	—
Cash dividends paid	(855)	(899)	(2,596)	(16,528)

Net cash provided by (used in) financing activities	(11,252)	(171,155)	(30,827)	(91,954)

Net cash used in discontinued operations	—	—	—	(108,858)

Net change in cash and cash equivalents	—	—	—	(33,832)
Cash and cash equivalents — beginning of period	—	—	—	33,832

Cash and cash equivalents — end of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

				Unearned	Accumulated
		Additional		Employee	Other
	Common	Paid-In	Retained	Benefits	Comprehensive	Treasury
	Stock	Capital	Earnings	and Other	Income	Stock	Total
	(Dollars in thousands, except per share data)

Balance at December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			83,391				83,391
Dividends ($0.03 per share)			(2,596)				(2,596)
Employee benefit plans		(322)		9,280		(1,680)	7,278
Treasury shares acquired						(34,902)	(34,902)
Unrealized foreign currency translation adjustment					(3,423)		(3,423)
Unrealized loss on available-for-sale securities					(49,134)		(49,134)
Unrealized gain on derivative financial instruments					45,256		45,256

Balance at September 30, 2005	$886	$79,511	$587,404	$(21,757)	$18,390	$(53,373)	$611,061

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Acquisitions and Discontinued Operations

On April 29, 2005, the Company acquired substantially all of the assets of ACH Commerce L.L.C., an automated clearing house payment processor, for a purchase price of $8.5 million. The acquisition provides the Company with the technology and systems platform to expand its line of payment services. The financial impact of the acquisition is not material to the consolidated financial position or operating results of the Company.
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

	New Viad
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Revenue	$—	$—	$—	$414,933
Earnings before income taxes	—	—	—	13,495
Income from discontinued operations, net of tax	—	—	—	8,232

	Game Financial Corporation
	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Revenue	$—	$—	$—	$10,668
Earnings before income taxes	—	—	—	852
Gain on disposition	—	—	—	11,417
Income and gain from discontinued operations, net of tax	740	—	740	13,050

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

	September 30	December 31
(Dollars in thousands)	2005	2004

Cash and cash equivalents (substantially restricted)	$999,089	$927,042
Receivables (substantially restricted)	1,401,978	771,966
Investments (substantially restricted)	6,172,557	6,335,493

	8,573,624	8,034,501
Amounts restricted to cover payment service obligations	(8,220,504)	(7,640,581)

Unrestricted assets	$353,120	$393,920

4. Investments (Substantially Restricted)

The amortized cost and market value of investments by type are as follows at September 30, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$852,835	$40,476	$(445)	$892,866
Commercial mortgage-backed securities	707,536	13,362	(1,478)	719,420
Residential mortgage-backed securities	1,989,455	6,527	(16,931)	1,979,051
Other asset-backed securities	1,732,756	37,586	(8,127)	1,762,215
Obligations of U.S. government agencies	384,766	5,715	(3,912)	386,569
Corporate debt securities	373,719	13,205	(1,948)	384,976
Preferred and common stock	50,822	473	(3,835)	47,460

Total	$6,091,889	$117,344	$(36,676)	$6,172,557

The amortized cost and market value of investments by type are as follows at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$863,691	$59,855	$(249)	$923,297
Commercial mortgage-backed securities	729,066	20,500	(1,487)	748,079
Residential mortgage-backed securities	2,133,310	21,142	(7,356)	2,147,096
Other asset-backed securities	1,579,786	53,064	(4,062)	1,628,788
Obligations of U.S. government agencies	369,446	2,683	(718)	371,411
Corporate debt securities	442,145	19,463	(1,652)	459,956
Preferred and common stock	59,411	1,318	(3,863)	56,866

Total	$6,176,855	$178,025	$(19,387)	$6,335,493

All securities are classified as available-for-sale at September 30, 2005 and December 31, 2004. The amortized cost and market value of securities at September 30, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
(Dollars in thousands)	Cost	Value

In one year or less	$48,400	$48,552
After one year through five years	289,020	292,823
After five years through ten years	827,515	858,202
After ten years	446,386	464,835
Mortgage-backed and other asset-backed securities	4,429,746	4,460,685
Preferred and common stock	50,822	47,460

Total	$6,091,889	$6,172,557

At September 30, 2005 and December 31, 2004, net unrealized gains of $80.7 million ($50.0 million net of tax) and $158.6 million ($99.1 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income.” Net unrealized losses, net of tax, totaling $0.2 million and net unrealized gains, net of tax, totaling $11.0 million were reclassified during the three months ended September 30, 2005 and 2004, respectively, from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities. During the nine month periods ended September 30, 2005 and 2004, net unrealized gains, net of tax, totaling $1.6 million and $16.0 million, respectively, were reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities.
Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Gross realized gains	$60	$21,590	$7,544	$30,487
Gross realized losses	(372)	(3,949)	(4,864)	(5,035)
Other-than-temporary impairments	(1,312)	(6,764)	(4,740)	(13,374)

Net securities gains and losses	$(1,624)	$10,877	$(2,060)	$12,078

At September 30, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$63,087	$(445)	$—	$—	$63,087	$(445)
Commercial mortgage-backed securities	173,158	(882)	30,697	(596)	203,855	(1,478)
Residential mortgage-backed securities	1,097,156	(11,361)	281,887	(5,570)	1,379,043	(16,931)
Other asset-backed securities	455,153	(7,676)	33,521	(451)	488,674	(8,127)
Obligations of U.S. government agencies	212,877	(2,430)	60,841	(1,482)	273,718	(3,912)
Corporate debt securities	49,166	(1,291)	49,549	(657)	98,715	(1,948)
Preferred and common stock	22,275	(271)	10,900	(3,564)	33,175	(3,835)

Total	$2,072,872	$(24,356)	$467,395	$(12,320)	$2,540,267	$(36,676)

At December 31, 2004, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political sub-divisions	$14,749	$(136)	$8,789	$(113)	$23,538	$(249)
Commercial mortgage-backed securities	135,843	(698)	27,226	(789)	163,069	(1,487)
Residential mortgage-backed securities	808,377	(5,879)	99,325	(1,477)	907,702	(7,356)
Other asset-backed securities	263,136	(2,558)	43,195	(1,504)	306,331	(4,062)
Obligations of U.S. government agencies	106,769	(718)	—	—	106,769	(718)
Corporate debt securities	171,492	(1,331)	7,296	(321)	178,788	(1,652)
Preferred and common stock	15,884	(1,063)	7,200	(2,800)	23,084	(3,863)

Total	$1,516,250	$(12,383)	$193,031	$(7,004)	$1,709,281	$(19,387)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Forty-five and twenty-one securities had unrealized losses for more than 12 months as of September 30, 2005 and December 31, 2004, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants, rather than a fundamental weakness in the credit quality of the issuer or underlying assets.
Of the $36.7 million of unrealized losses at September 30, 2005, $32.9 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $32.9 million, $28.3 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $4.6 million is comprised of $0.4 million of U.S. government agency and corporate fixed income securities and $4.2 million of mortgage and asset-backed securities. Of the $36.7 million of unrealized losses at September 30, 2005, three preferred stock securities and one asset-backed security have an unrealized loss of $3.8 million which is greater than or equal to 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired.

5. Derivative Financial Instruments

The notional amount of the Company’s swap agreements totaled $2.9 billion and $3.4 billion at September 30, 2005 and December 31, 2004, respectively, with an average fixed pay rate of 4.4 % and 4.8% and an average variable receive rate of 3.8% and 2.1%. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Interest expense” for the debt swaps and through “Investment commissions expense” for all other swaps. As of September 30, 2005, the Company estimates that approximately $0.8 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income within the next 12 months as the swap payments are settled.

6. Sale of Receivables

The balance of sold receivables as of September 30, 2005 and December 31, 2004 was $352.4 million and $345.5 million, respectively. The average receivables sold totaled $387.9 million and $400.2 million during the quarter ended September 30, 2005 and 2004, respectively, and $397.3 million and $408.2 million during the nine months ended September 30, 2005 and 2004, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $4.5 million and $2.5 million during the quarter ended September 30, 2005 and 2004, respectively, and $12.1 million and $6.9 million during the nine months ended September 30, 2005 and 2004, respectively.

7. Income Taxes

For the three and nine months ended September 30, 2005, the effective tax rate of 25.9 percent and 25.4 percent, respectively, reflects the benefit of reversals of $0.7 million and $2.8 million, respectively, of tax reserves that were deemed to be no longer needed due to the passage of time, partially offset by lower tax-exempt investment income.

8. Stockholders’ Equity

As of September 30, 2005, the Company has 85,051,125 shares of common stock outstanding. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. During the three months ended September 30, 2005, the Company repurchased 683,300 shares of its common stock at an average cost of $20.62 per share. During the nine months ended September 30, 2005, the Company repurchased 1,689,886 shares of its common stock at an average cost of $20.65 per share. As of September 30, 2005, the Company has remaining authorization to purchase up to 4,539,815 shares of its common stock. Following is a summary of common stock and treasury stock share activity during the nine months ended September 30, 2005:

	Common Stock	Treasury Stock
(Amounts in thousands)	Shares	Shares

Balance at December 31, 2004	88,556	801
Stock repurchases	—	1,690
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances	—	85
Forfeiture of restricted stock, net of grants	—	11

Balance at September 30, 2005	88,556	2,587

The Company has an employee equity trust (the “Trust”) used to fund employee compensation and benefit plans. The fair market value of the shares held by the Trust is recorded in the “Unearned employee benefits and other” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the nine months ended September 30, 2005, the Company released 472,131 shares upon the exercise of stock options and the vesting of restricted stock. As of September 30, 2005, 918,032 shares of MoneyGram common stock remained in the Trust.
The components of accumulated other comprehensive income include:

	September 30	December 31
(Dollars in thousands)	2005	2004

Unrealized gain on securities classified as available-for-sale	$50,014	$99,148
Unrealized gain (loss) on derivative financial instruments	7,229	(38,027)
Cumulative foreign currency translation adjustments	2,921	6,344
Minimum pension liability adjustment	(41,774)	(41,774)

Accumulated other comprehensive income	$18,390	$25,691

9. Pensions and Other Benefits

Net periodic pension cost for the defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$473	$429	$1,419	$1,288
Interest cost	2,830	2,833	8,490	8,500
Expected return on plan assets	(2,151)	(2,201)	(6,453)	(6,603)
Amortization of prior service cost	179	192	536	576
Recognized net actuarial loss	1,023	998	3,070	2,993

Net periodic pension cost	$2,354	$2,251	$7,062	$6,754

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.2 million and $4.1 million for the three months ended September 30, 2005 and 2004, respectively, and $12.5 million and $12.2 million for the nine months ended September 30, 2005 and 2004, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $5.1 million and $2.3 million during the three months ended September 30, 2005 and 2004, respectively, and $13.7 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively.
Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Service cost	$155	$128	$464	$386
Interest cost	161	148	483	445
Amortization of prior service cost	(74)	(74)	(221)	(221)
Recognized net actuarial loss	4	4	12	11

Net periodic pension cost	$246	$206	$738	$621

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million during the three months ended September 30, 2005 and 2004, and were $0.2 million and $0.1 million during the nine months ended September 30, 2005 and 2004, respectively.
The Company incurred expenses for and made contributions to the 401(k) defined contribution plan totaling $0.6 million and $0.5 million during the three months ended September 30, 2005 and 2004 and $1.7 million and $1.4 million during the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan totaling $1.9 million during the nine months ended September 30, 2005; no such contribution was made in 2004.

10. Debt

On June 29, 2005, the Company amended its $350.0 million bank credit facility under which the Company has outstanding a $100.0 million term loan and $50.0 million under the revolving credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080% to 0.250%, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt. On September 30, 2005, the interest rate under the bank credit facility was 4.390%, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125%. All amounts classified as debt on September 30, 2005 mature in June 2010.
In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At September 30, 2005, the two debt swaps had an average fixed pay rate of 4.3% and an average variable receive rate of 4.0%. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.

11. Earnings Per Share

Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares for the assumed exercise of all potentially dilutive stock options. Since our common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding during the nine months ended September 30, 2004 includes Viad’s historical weighted average number of common shares outstanding through June 30, 2004. The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars and shares in thousands, except per share data)	2005	2004	2005	2004

Income from continuing operations available to common stockholders	$28,798	$24,515	$82,651	$43,159
Income from discontinued operations, net of tax	740	—	740	21,282

Net income available to common stockholders	$29,538	$24,515	$83,391	$64,441

Average outstanding common shares	84,883	87,262	84,748	86,968
Additional dilutive shares related to stock-based compensation	1,136	326	1,176	432

Average outstanding and potentially dilutive common shares	86,019	87,588	85,924	87,400

Basic earnings per share:
Basic earnings per share from continuing operations	$0.34	$0.28	$0.97	$0.50
Basic earnings per share from discontinued operations, net of tax	0.01	—	0.01	0.24

Basic earnings per share	$0.35	$0.28	$0.98	$0.74

Diluted earnings per share:
Diluted earnings per share from continuing operations	$0.33	$0.28	$0.96	$0.50
Diluted earnings per share from discontinued operations, net of tax	0.01	—	0.01	0.24

Diluted earnings per share	$0.34	$0.28	$0.97	$0.74

Options to purchase 1,444,989 and 3,195,726 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

12. Stock-Based Compensation

In connection with the spin-off, the Company adopted a share-based compensation plan, the 2004 Omnibus Incentive Plan, which provided for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock; and (d) performance based awards. On May 10, 2005, the Company’s stockholders approved the 2005 Omnibus Incentive Plan, which authorizes the issuance of awards up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) unrestricted stock awards. Forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards.

Shares that are withheld as satisfaction of tax obligations relating to an award become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock and shares held in the Trust (see Note 8). As of September 30, 2005, the Company has remaining authorization to issue awards of up to 7,444,500 shares of common stock.
Through December 31, 2004, the Company accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allowed stock options to be valued using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. Under the modified prospective method, prior period financial statements are not restated. No modifications were made to existing share-based awards prior to, or in connection with, the adoption of SFAS No. 123R. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes by $0.6 million and $1.8 million and reduced net income by $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2005. Basic and diluted earnings per share were reduced by less than $0.01 for the three months ended September 30, 2005 and by slightly over $0.01 for the nine months ended September 30, 2005. Cash used by operating activities and cash provided by financing activities for the three and nine months ended September 30, 2005 were increased by $0.4 million and $0.7 million, respectively, as a result of the adoption of SFAS No. 123R.
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
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

	2005	2004

Expected dividend yield	0.2%	0.2%
Expected volatility	24.1%	25.2%
Risk-free interest rate	3.8%	3.2%
Expected term	5 years	5 years
Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2004	5,596,741	$17.99
Granted	408,288	20.51
Exercised	(397,773)	14.88
Forfeited	(219,454)	19.34

Options outstanding at September 30, 2005	5,387,802	$18.34	5.48 years	$18,430

Options exercisable at September 30, 2005	4,241,204	$18.20	5.03 years	$15,177

The weighted-average grant date fair value of options granted during 2005 and 2004 was $5.95 and $5.49, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2004 was $2.2 million and $3.6 million, respectively. Cash received from option exercises for the three and nine months ended September 30, 2005 was $3.4 million and $6.0 million, respectively, and $2.5 million and $3.0 million for the three and nine months ended September 30, 2004. The tax benefit realized for the tax deductions from option exercises totaled $0.4 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2004.
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
Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2004	1,097,145	$19.06
Granted	109,015	19.70
Vested and issued	(502,436)	19.39
Forfeited	(10,785)	16.31

Restricted stock outstanding at September 30, 2005	692,939	$18.29

During the three and nine months ended September 30, 2005, the Company recognized expense totaling $0.6 million and $1.8 million, respectively, related to its options and $0.5 million and $1.9 million, respectively, related to its restricted stock. For the three and nine months ended September 30, 2004, the Company recognized expense totaling $0.4 million and $0.9 million, respectively, related to its restricted stock; no expense was recognized for its options. As of September 30, 2005, there was $4.7 million and $1.8 million of total unrecognized compensation expense related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.34 years for options and 0.71 years for restricted stock. The total fair value of options that vested during the nine months ended September 30, 2005 and 2004 was $1.3 million and $0.6 million, respectively, on the vesting date. The total fair value of restricted stock that vested during the nine months ended September 30, 2005 and 2004 was $9.9 million and $5.8 million, respectively.
Assuming that the Company had recognized compensation cost for stock option grants in accordance with the fair value method of accounting prior to January 1, 2005, net income and diluted and basic income per share would be as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), as reported	$29,538	$24,515	$83,391	$64,441
Plus: stock-based compensation expense as reported, net of tax	856	277	2,754	675
Less: stock-based compensation expense determined under the fair value method, net of tax	(856)	(805)	(2,754)	(2,609)

Pro forma net income (loss)	$29,538	$23,987	$83,391	$62,507

Basic earnings (loss) per share:
As reported	$0.35	$0.28	$0.98	$0.74

Pro forma	$0.35	$0.27	$0.98	$0.72

Diluted earnings (loss) per share:
As reported	$0.34	$0.28	$0.97	$0.74

Pro forma	$0.34	$0.27	$0.97	$0.72

13. Commitments and Contingencies

At September 30, 2005, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.8 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is a reverse repurchase agreement with one clearing bank totaling $1.0 billion. At September 30, 2005, $10.4 million was outstanding under five letters of credit. No amounts were outstanding at September 30, 2005 under the reverse repurchase agreements or the overdraft facilities.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2005, the total amount of unfunded commitments related to these agreements was $7.2 million.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Total revenue
Global Funds Transfer
Money transfer	$132,802	$102,764	$368,644	$284,136
Other	34,695	34,924	105,741	102,686

Total Global Funds Transfer	167,497	137,688	474,385	386,822
Payment Systems
Official check outsourcing services	72,404	71,871	220,104	199,266
Other	6,484	6,594	19,812	21,206

Total Payment Systems	78,888	78,465	239,916	220,472

Total revenue	$246,385	$216,153	$714,301	$607,294

Operating Income
Global Funds Transfer	$35,230	$27,393	$91,340	$73,148
Payment Systems	7,717	9,429	32,385	24,468

Total operating income	42,947	36,822	123,725	97,616

Interest expense	1,697	1,234	5,694	4,361
Debt tender and redemption costs	—	—	—	20,661
Other unallocated expenses	2,376	2,128	7,195	12,070

Income from continuing operations before income taxes	$38,874	$33,460	$110,836	$60,524

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

Depreciation and amortization
Global Funds Transfer	$7,101	$6,342	$20,075	$18,840
Payment Systems	1,001	1,097	3,112	3,218

Total depreciation and amortization	$8,102	$7,439	$23,187	$22,058

Capital expenditures
Global Funds Transfer	$6,446	$7,389	$30,635	$20,105
Payment Systems	431	1,708	1,593	2,061

Total capital expenditures	$6,877	$9,097	$32,228	$22,166

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2005	2004	2005	2004

United States	$196,597	$174,758	$571,377	$495,213
Foreign	49,788	41,395	142,924	112,081

Total revenue	$246,385	$216,153	$714,301	$607,294

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). On June 30, 2004, the Company was spun off from Viad Corp (“Viad”). MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. During the first quarter of 2004, the Company completed the sale of one of its subsidiaries, Game Financial Corporation. The results of operations of the continuing businesses of Viad and Game Financial Corporation are included in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax.” There are certain amounts incurred in the first nine months of 2004 related to other investment income, debt and Viad’s centralized corporate functions that are related to Viad but in accordance with GAAP, are not allowed to be reflected in discontinued operations. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the first nine months of 2004.
Highlights
The following are financial highlights of the third quarter of 2005:
•	Global Funds Transfer segment revenue grew 22 percent from the third quarter of 2004, driven by 39 percent volume growth in money transfer.
•	The net investment margin of 1.82 percent (see Table 4) improved over the net investment margin in the third quarter of 2004 of 1.22 percent, including income of $3.9 million from limited partnership interests.
•	Fee and other revenue of $156.4 million grew 22 percent from the third quarter of 2004, driven primarily from the growth in money transfer volume.
•	An after tax gain from discontinued operations of $0.7 million was recorded related to a partial resolution of contingencies from the sale of Game Financial Corporation.
As reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax,” net income for the first nine months of 2004 includes income of $9.9 million relating to the continuing businesses of Viad and Game Financial Corporation. In addition, the first nine months of 2004 includes an $11.4 million gain related to the sale of Game Financial Corporation.

Table 1 — Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)

Revenue:
Fee and other revenue	$156,375	$128,000	22	$444,173	$363,706	22
Investment revenue	91,634	77,276	19	272,188	231,510	18
Securities gains and losses, net	(1,624)	10,877	NM	(2,060)	12,078	NM

Total revenue	246,385	216,153	14	714,301	607,294	18

Fee commissions expense	58,940	47,593	24	167,344	132,021	27
Investment commissions expense	60,889	56,712	7	177,656	160,164	11

Total commissions expense	119,829	104,305	15	345,000	292,185	18

Net revenue	126,556	111,848	13	369,301	315,109	17

Expenses:
Compensation and benefits	35,180	29,320	20	97,745	95,709	2
Transaction and operations support	34,547	33,383	3	106,733	89,069	20
Depreciation and amortization	8,102	7,439	9	23,187	22,058	5
Occupancy, equipment and supplies	8,156	7,012	16	25,106	22,727	10
Interest expense	1,697	1,234	38	5,694	4,361	31
Debt tender and redemption costs	—	—	NM	—	20,661	NM

Total expenses	87,682	78,388	12	258,465	254,585	2

Income from continuing operations before income taxes	38,874	33,460	16	110,836	60,524	83

Income tax expense	10,076	8,945	NM	28,185	17,365	NM

Income from continuing operations	$28,798	$24,515	17	$82,651	$43,159	92

NM = Not meaningful

Table 2 — Results of Operations as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Revenue:
Fee and other revenue	63%	59%	62%	60%
Investment revenue	38%	36%	38%	38%
Securities gains and losses, net	(1%)	5%	0%	2%

Total revenue	100%	100%	100%	100%

Fee commissions expense	24%	22%	23%	22%
Investment commissions expense	25%	26%	25%	26%

Total commissions expense	49%	48%	48%	48%

Net revenue	51%	52%	52%	52%

Expenses:
Compensation and benefits	14%	14%	14%	16%
Transaction and operations support	14%	15%	15%	15%
Depreciation and amortization	3%	3%	3%	4%
Occupancy, equipment and supplies	3%	3%	3%	3%
Interest expense	1%	1%	1%	1%
Debt tender and redemption costs	0%	0%	—	3%

Total expenses	35%	36%	36%	42%

Income from continuing operations before income taxes	16%	16%	16%	10%

Income tax expense	4%	4%	4%	3%

Income from continuing operations	12%	12%	12%	7%

Compared to the third quarter of 2004, total revenue and net revenue for the third quarter of 2005 increased by $30.2 million, or 14 percent, and $14.7 million, or 13 percent, respectively, primarily driven by transaction growth in the money transfer business. Total operating expenses excluding commissions increased by $9.3 million, or 12 percent, primarily due to increased headcount to support the growth in the business, marketing investments in our brand and compliance initiatives and public company costs. Total revenue and net revenue for the first nine months of 2005 increased by $107.0, or 18 percent, and $54.2 million, or 17 percent, respectively, as compared to the same period in 2004 for the reasons noted above. Total operating expenses excluding commissions increased by $3.9 million, or 2 percent, for the same reasons noted above, partially offset by the absence of $10.2 million of allocation from Viad incurred in 2004.
Table 3 — Net Fee Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)

Fee and other revenue	$156,375	$128,000	22	$444,173	$363,706	22
Fee commissions expense	(58,940)	(47,593)	24	(167,344)	(132,021)	27

Net fee revenue	$97,435	$80,407	21	$276,829	$231,685	19

Commissions as a % of fee and other revenue	37.7%	37.2%		37.7%	36.3%

Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing to 63 percent of total revenue for the third quarter of 2005 from 59 percent for the same period of 2004. Fee and other revenue in the third quarter and year to date 2005 increased 22 percent compared to the same periods in the prior year, primarily driven by a 39 percent and 38 percent growth in transaction volumes in our money transfer and urgent bill payment products. Consistent with prior periods, revenue growth rates for both the three and nine months ended September 30, 2005 are lower than money transfer volume growth rates due primarily to targeted pricing initiatives in the money transfer business, specifically simplified pricing initiatives. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 24 percent in the three months ended September 30, 2005 and up 27 percent in the nine months ended September 30, 2005 as compared to the same periods in 2004, primarily driven by higher money transfer transaction volume.
Net fee revenue increased $17.0 million, or 21 percent, in the third quarter of 2005 as compared to 2004, and increased $45.1 million, or 19 percent, in the first nine months of 2005. The increase in net fee revenue is driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to product mix.
Table 4 — Net Investment Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)

Components of net investment revenue:
Investment revenue	$91,634	$77,276	19	$272,188	$231,510	18
Investment commissions expense (1)	(60,889)	(56,712)	7	(177,656)	(160,164)	11

Net investment revenue	$30,745	$20,564	50	$94,532	$71,346	32

Average balances:
Cash equivalents and investments	$6,707,017	$6,714,587	$(7,570)	$6,750,129	$6,729,216	$20,913
Payment service obligations (2)	5,255,146	5,315,246	(60,100)	5,297,765	5,328,344	(30,579)

Average yields earned and rates paid (3):
Investment yield	5.42%	4.58%	0.84%	5.39%	4.60%	0.79%
Investment commission rate	4.60%	4.24%	0.36%	4.48%	4.02%	0.46%
Net investment margin	1.82%	1.22%	0.60%	1.87%	1.42%	0.45%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($387.9 million and $400.2 million for the three months ended September 30, 2005 and 2004, respectively, and $397.3 million and $408.2 million for the nine months ended September 30, 2005 and 2004, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased 19 percent in the three months ended September 30, 2005 as compared to the same period in 2004 due primarily to $3.9 million of investment income from limited partnership interests and higher yields as short term interest rates rose. Investment revenue increased 18 percent in the nine months ended September 30, 2005 as compared to the same period in 2004 due to $11.1 million of pretax cash flows from previously impaired investments, $3.9 million of income from limited partnership interests and higher yields. The limited partnership interests are accounted for under the equity method, with changes in market value recognized through investment revenue when financial information is received from from the trustee or general partner.

Investment commissions expense increased 7 and 11 percent, respectively, in the three and nine months ended September 30, 2005 as rising short-term rates resulted in higher commissions paid to financial institution customers. The increase in commissions is partially offset by higher variable receive rates on the swap agreements, resulting in lower swap costs.
Net investment revenue increased 50 percent in the third quarter of 2005 compared to the prior year, with the net investment margin increasing 60 basis points to 1.82 percent. For the first nine months of 2005, net investment revenue increased 32 percent, with the net investment margin increasing 45 basis points to 1.87. The net investment margin in 2005 benefited from higher yields, cash flows from previously impaired investments and income from limited partnership interests, while the 2004 net investment margin benefited from lower short-term rates.
Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)			(Dollars in thousands)

Gross realized gains	$60	$21,590	$(21,530)	$7,544	$30,487	$(22,943)
Gross realized losses	(372)	(3,949)	3,577	(4,864)	(5,035)	171
Other-than-temporary impairments	(1,312)	(6,764)	5,452	(4,740)	(13,374)	8,634

Net securities gains and losses	$(1,624)	$10,877	$(12,501)	$(2,060)	$12,078	$(14,138)

Despite lower realized losses and impairments, net securities gains and losses decreased to a loss of $1.6 million in the third quarter of 2005 from a gain of $10.9 million in the third quarter of 2004. Net securities gains and losses were higher in the third quarter of 2004 as the result of the early pay off of a security, partially offset by impairments related to investments backed by aircraft collateral and realized losses from portfolio repositioning activities. Net securities gains and losses for the nine months ended September 30, 2005 were a loss of $2.1 million as compared to a gain of $12.1 million in the same period of the prior year. The first nine months of 2004 benefited from the early pay off of a security, partially offset by higher impairments related to investments backed by aircraft and manufactured housing collateral. The Company recognized lower impairments during 2005 as the overall credit quality of the portfolio improved, with the exception of investments backed by aircraft collateral. Realized losses for the first nine months of 2005 were higher than the third quarter of 2005 due to portfolio repositioning activities early in the year.
Expenses
Expenses represent operating expenses other than commissions. As MoneyGram is the accounting successor to Viad, expenses in the nine months ended September 30, 2004 also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in expenses for the nine months ended September 30, 2004 are approximately $10.2 million of expenses allocated from Viad that did not recur in 2005. We were obligated under our Interim Services Agreement with Viad to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning on July 1, 2004 for certain corporate services provided to MoneyGram by Viad. On July 1, 2005, we notified Viad of our termination of certain services under the Interim Services Agreement effective in September and October 2005. As a result of this termination, our payments to Viad will be $0.1 million quarterly beginning in the fourth quarter of 2005. Following is a discussion of the operating expenses presented in Table 1.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Included in the nine months ended September 30, 2004 are $4.3 million of expenses allocated from Viad that did not recur in 2005. Compensation and benefits increased 20 percent and 2 percent in the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004 due to the impact of hiring additional employees and expensing stock options. The total number of employees increased to support money transfer growth and public company responsibilities following the spin-off. As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, we incurred compensation expense related to stock options of $0.5 million and $1.5 million, respectively, in the third quarter and first nine months of 2005.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Included in the nine months ended September 30, 2004 are $5.4 million of expenses allocated from Viad that did not recur in 2005. Transaction and operations support costs were up 3 percent and 20 percent in the third quarter and first nine months of 2005 as compared to 2004, respectively. In the third quarter of 2004, the Company recorded impairments totaling $5.2 million for intangible assets and capitalized technology costs primarily related to the discontinued development of a project with Concorde EFS. During the third quarter and first nine months of 2005, the Company recognized higher expenses due to use of professional services, marketing expenditures, higher transaction volumes, public company costs, provisions for uncollectible agent receivables and legal matters in the Global Funds Transfer segment. During the first quarter of 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter. We incurred higher professional services costs primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act and the regulatory environment, software development and other projects. We are seeing a trend among state and federal regulators of banks and other financial services businesses toward enhanced scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we incurred additional costs related to the eMoney Transfer service that was launched in March 2004 as we moved processing in-house from a third-party processor. As planned, marketing expenditures for the first nine months of 2005 increased over the prior year as we invested in our money transfer brand. Provisions for uncollectible agent receivables relate primarily to check cashing agents.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements, as well as amortization of our intangible assets. Depreciation and amortization expense in the third quarter and first nine months of 2005 increased 9 percent and 5 percent, respectively, over the same periods in 2004, primarily due to the amortization of capitalized software developed to enhance the money transfer platform and the depreciation of our investment in global money transfer signs. These investments helped drive the growth in the money transfer product.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Included in the nine months ended September 30, 2004 are $0.4 million of expenses allocated from Viad that did not recur in 2005. Occupancy, equipment and supplies in the third quarter and first nine months of 2005 increased 16 and 10 percent, respectively, over 2004, due primarily to higher software expense and maintenance, office rent, equipment maintenance and property taxes, partially offset by reduced supplies expense. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off. Office rent has increased due to normal annual increases and expanded locations. Equipment maintenance costs have increased in connection with the growth in our agent locations. In the first quarter of 2004, we received a refund for property taxes from our landlord; no such refund was received in 2005.
Interest expense — Interest expense through June 30, 2004 relates to the historical debt of Viad; interest expense after June 30, 2004 relates to the debt incurred by the Company in connection with the spin-off. Interest expense in the third quarter and first nine months of 2005 increased 38 percent and 31 percent, respectively, over 2004 despite lower average outstanding debt balances due primarily to rising interest rates and $0.9 million of expense relating to the amendment of our $350.0 million bank credit facility. In connection with the amendment of our $350.0 million bank credit facility during the second quarter of 2005, we expensed $0.9 million of unamortized financing costs relating to the original facility.
Income taxes — The effective tax rate was 25.9 percent and 25.4 percent in the third quarter and first nine months of 2005, respectively, as compared to 26.7 percent and 28.7 percent in the third quarter and first nine months of 2004, respectively. The effective tax rate in 2004 was adversely impacted by the costs related to the redemption of Viad’s redeemable preferred shares, which are not tax deductible. For 2005, the corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The effective tax rate for the first nine months of 2005 benefited from the reversal of $2.8 million of tax reserves that were deemed to be no longer needed due to the passage of time, partially offset by decreasing tax-exempt investment income. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase.
Segment Performance
We measure financial performance by our two business segments — Global Funds Transfer and Payment Systems. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Through our agent network, the Global Funds Transfer segment primarily provides our retail consumers with money transfer services and domestic money orders, as well as bill payment services. The Payment Systems segment primarily provides official check services and money orders for financial institutions, as well as controlled disbursements processing for our business customers. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.
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
Table 6 — Segment Information

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Operating income:
Global Funds Transfer	$35,230	$27,393	$91,340	$73,148
Payment Systems	7,717	9,429	32,385	24,468

Total segment operating income	42,947	36,822	123,725	97,616

Interest expense	1,697	1,234	5,694	4,361
Debt tender and redemption costs	—	—	—	20,661
Other unallocated expenses	2,376	2,128	7,195	12,070

Income from continuing operations before income taxes	$38,874	$33,460	$110,836	$60,524

Other unallocated expenses in the first nine months of 2004 include Viad corporate overhead that was not allocated to its subsidiaries and could not be classified as discontinued operations, as well as certain pension and benefit obligation expenses that were retained by the Company in the spin-off that are not allocated to the segments. In 2005, other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to Viad.
Table 7 — Global Funds Transfer Segment

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)

Money transfer revenue	$132,802	$102,764	29	$368,644	$284,136	30
Other revenue	34,695	$34,924	(1)	$105,741	$102,686	3

Total revenue	167,497	137,688	22	474,385	386,822	23
Commissions expense	(63,736)	(51,605)	24	(181,201)	(143,930)	26

Net revenue	$103,761	$86,083	21	$293,184	$242,892	21

Operating income	$35,230	$27,393	29	$91,340	$73,148	25
Operating margin	21.0%	19.9%		19.3%	18.9%
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 22 percent and 23 percent in the third quarter and first nine months of 2005, respectively, over the same periods in 2004, primarily driven by the growth in money transfer, including urgent bill payment. Money transfer volumes, including urgent bill payment, grew 39 percent and 38 percent in the third quarter and first nine months of 2005, respectively, and money transfer revenue grew 29 percent and 30 percent, respectively. Money transfer revenue growth rates are lower than volume growth rates primarily due to targeted pricing initiatives, specifically simplified pricing initiatives. Domestic originated transactions grew 41 percent and 38 percent in the third quarter and first nine months of 2005, respectively, while international originated transactions grew 38 and 44 percent, respectively. This growth is a result of our simplified pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded, primarily in the international markets, by 14 percent over the third quarter of 2004 to 84,000 locations. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market. As expected, retail money order volume declined slightly in the three and nine months ended September

30, 2005 compared to the same periods in 2004. This decline is less than the industry trend. Based on current industry information, the trend in paper-based payment instruments is estimated to be an annual decline of five to eight percent.
Investment revenue in Global Funds Transfer increased 24 percent and 23 percent in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily due to higher interest rates earned on the portfolio, $0.8 million of income from limited partnership interests in the third quarter of 2005 and pretax cash flows from previously impaired investments. In the nine months ended September 30, 2005, Global Funds Transfer received $2.3 million of pretax cash flows from previously impaired investments.
Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the three and nine months ended September 30, 2005 increased 24 percent and 26 percent, respectively, as compared to 2004, primarily driven by the transaction volume growth in money transfer and urgent bill payment services. Commissions expense as a percentage of revenue remained stable in the third quarter of 2005 as compared to the same period in the prior year, while the first nine months of 2005 saw an increase of one percentage point over the same period in 2004 as money transfer comprised a greater percentage of Global Funds Transfer revenue.
Operating margin was 21.0 percent in the third quarter of 2005 as compared to 19.9 percent in the third quarter of 2004, while operating margin was 19.3 percent for the first nine months of 2005 as compared to 18.9 percent in the same period of the prior year. The increase in operating margin is due the leveraging of expenses as our transaction volume grows, partially offset by our planned increase in investments in our brand and the continued shift in product mix toward the lower margin money transfer business. Operating margins in the remainder of 2005 will continue to be affected by the shift in product mix and investment in our brand, as well as planned new products, delivery channels and compliance initiatives.
Table 8 — Payment Systems Segment

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2005	2004	Change	2005	2004	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)

Official check outsourcing services revenue	$72,404	$71,871	1	$220,104	$199,266	10
Other revenue	6,484	6,594	(2)	19,812	21,206	(7)

Total revenue	78,888	78,465	1	239,916	220,472	9
Commissions expense	(56,091)	(52,701)	6	(163,797)	(148,255)	10

Net revenue	$22,797	$25,764	(12)	$76,119	$72,217	5

Operating income	$7,717	$9,429	(18)	$32,385	$24,468	32
Operating margin	9.8%	12.0%		13.5%	11.1%

Taxable equivalent basis (1):
Revenue	$83,786	$83,395	0	$254,252	$235,843	8
Operating income	12,616	14,360	(12)	46,721	39,838	17
Operating margin	15.1%	17.2%		18.4%	16.9%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the payment systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.9 million and $4.9 million for the third quarter of 2005 and 2004, respectively, and $14.3 million and $15.4 million for the first nine months of 2005 and 2004, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased one percent and nine percent during the third quarter and first nine months of 2005, respectively, as compared to 2004 primarily due to an increase in investment revenue, partially offset by lower net securities gains. Net securities gains for the third quarter and first nine months of 2004 included the early payout of a security held in the portfolio, which resulted in a significant gain; there were no large prepayments of securities in 2005.

In addition, the first nine months of 2005 includes $2.2 million in fee revenue related to a payment received due to an early customer contract termination. Investment revenue increased $10.5 million during the third quarter of 2005 as compared to 2004, primarily due to $3.1 million of income from limited partnership interests and higher interest rates earned on the portfolio. Investment revenue increased $29.6 million during the first nine months of 2005 as compared to 2004, primarily due to $8.8 million of pretax cash flows from previously impaired investments, $3.1 million of income from limited partnership interests and higher interest rates earned on the investment portfolio. The first nine months of 2005 also benefited from higher average investable balances early in the year.
Commission expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased 6 percent and 10 percent in the third quarter and first nine months of 2005, respectively, as compared to 2004, primarily due to higher short-term interest rates that resulted in higher commissions paid to financial institution customers. The increase in commissions is partially offset by higher variable receive rates on the swap agreements, which result in lower swap costs.
Operating margin in the third quarter of 2005 was 9.8 percent (15.1 percent on a taxable equivalent basis) as compared to 12.0 percent (17.2 percent on a taxable equivalent basis) in 2004, while the operating margin in the first nine months of 2005 was 13.5 percent (18.4 percent on a taxable equivalent basis) as compared to 11.1 percent (16.9 percent on a taxable equivalent basis) in 2004. The operating margin for the third quarter of 2005 benefited by 2.3 percentage points from the $3.1 million of income from limited partnership interests, partially offset by net securities losses of $1.3 million. The operating margin for the third quarter of 2004 benefited by 8.4 percentage points from $8.7 million of net securities gains, partially offset by $2.1 million of asset write-offs. The operating margin for the nine months ended September 30, 2005 benefited by 4.3 percentage points from $3.1 million of income from limited partnership interests and $8.8 million of pretax cash flows from previously impaired investments, partially offset by net securities losses of $1.6 million. The operating margin for the nine months ended September 30, 2004 benefited by 3.3 percentage points from $9.4 million of net securities gains, partially offset by $2.1 million of asset write-offs.
Outlook
We believe that the following key items will have an impact on our future operations. We expect:
•	Diluted earnings per share from continuing operations in 2005 to be in the range of $1.22 to $1.25, up from previous guidance of $1.11 to $1.15.

•	Net revenue to grow 10 to 15 percent to be in the range of $490 to $500 million for the 2005 year, up from previous guidance of $465 million to $485 million.

•	Our net investment margin in 2005 to be in the range of 175 to 185 basis points, up from previous guidance of 150 to 165 basis points. This guidance includes the effect of actual and anticipated cash flows on previously impaired investments and income from limited partnership interests.

•	Investable balances to average $6.6 billion in 2005, up from previous guidance of $6.5 billion.

•	To continue paying a quarterly cash dividend, subject to Board approval.

•	To continue investing in our brand to solidify brand recognition.

•	Our public company expenses to increase. In addition to other public company expenses, 2005 will be our first year of attesting to the operational effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

•	The early adoption of SFAS No. 123R, Share-Based Payment, to result in $2.5 million of annual expense, or $0.02 per diluted share.

•	Income from continuing operations before taxes to grow 57 to 62 percent from 2004, up from previous guidance of 42 to 48 percent.
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
At September 30, 2005, we had cash and cash equivalents of $1.0 billion, net receivables of $1.4 billion and investments of $6.2 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons and by Company policy are not available to satisfy working capital or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 2.5 percent of our total investments and cash equivalents. As of September 30, 2005, we were in compliance with this policy.
As of September 30, 2005 and December 31, 2004, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 9. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.
Table 9 — Unrestricted Assets

	September 30	December 31
	2005	2004
	(Dollars in thousands)

Cash and cash equivalents	$999,089	$927,042
Receivables	1,401,978	771,966
Investments	6,172,557	6,335,493

	8,573,624	8,034,501

Amounts restricted to cover payment service obligations	(8,220,504)	(7,640,581)

Unrestricted assets	$353,120	$393,920

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments, capital expenditures, repurchases of our common stock and changes in our working capital resulting from the timing of normal operational activities.
Table 10 — Cash Flows Provided By or Used In Operating Activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net income	$29,538	$24,515	$83,391	$64,441
Total adjustments to reconcile net income	27,163	12,783	42,225	53,583

Net cash provided by continuing operating activities before changes in payment service assets and obligations	56,701	37,298	125,616	118,024

Change in cash and cash equivalents (substantially restricted)	332,403	218,931	(72,011)	128,811
Change in receivables, net (substantially restricted)	(88,236)	84,934	(636,491)	(7,911)
Change in payment service obligations	(200,730)	(329,414)	579,923	111,211

Net change in payment service assets and obligations	43,437	(25,549)	(128,579)	232,111

Net cash provided by (used in) continuing operating activities	$100,138	$11,749	$(2,963)	$350,135

Table 10 summarizes the cash flows provided by (used in) continuing operating activities. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $56.7 million and $37.3 million in the third quarter of 2005 and 2004, respectively, for an increase of $19.4 million. The increase is primarily due to higher net income and changes in accounts payable and other liabilities, partially offset by changes in other assets. Net cash provided by continuing operating activities before changes in payment service assets and obligations was $125.6 million and $118.0 million in the nine months ended September 30, 2005 and 2004, respectively, for an increase of $7.6 million. The increase is primarily due to higher income from continuing operations, significantly offset by changes in other assets , accounts payable and other liabilities.
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
Table 11 — Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net change in payment service assets and obligations	$43,437	$(25,549)	$(128,579)	$232,111

Proceeds from sales of investments	4,744	448,646	773,501	952,325
Proceeds from maturities of investments	271,149	403,148	739,770	1,376,598
Purchases of investments	(357,902)	(683,071)	(1,438,718)	(2,503,979)

Net investment activity	(82,009)	168,723	74,553	(175,056)

Cash flows (used in) provided by payment service assets and obligations, net of investment activity	$(38,572)	$143,174	$(54,026)	$57,055

During the third quarter of 2005, the cash flows provided by payment service assets and obligations, net of investment activity, decreased $181.7 million as compared to the third quarter of 2004. The decrease is primarily due to lower proceeds from sales and maturities of securities, partially offset by lower investment purchasing activity and higher levels of cash due to the timing of payment service assets and obligations. In the third quarter of 2004, the Company was repositioning its portfolio, resulting in higher levels of investment activity. In addition, a large security was prepaid during the third quarter of 2004. During the nine months ended September 30, 2005, cash flows provided by payment service assets and obligations, net of investment activity, increased $111.1 million over the same period in 2004, primarily due to lower investment purchasing activity, partially offset by cash used from timing of payment service assets and obligations and lower investment proceeds.
Table 12 — Cash Flows Provided By or Used In Investing Activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net investment activity	$(82,009)	$168,723	$74,553	$(175,056)

Purchases of property and equipment	(6,877)	(9,097)	(32,228)	(22,166)
Proceeds from sale of Game Financial Corporation	—	—	—	15,247
Other	—	(220)	(8,535)	(1,180)

Other investing activity	(6,877)	(9,317)	(40,763)	(8,099)

Net cash (used in) provided by investing activities	$(88,886)	$159,406	$33,790	$(183,155)

Investing activities primarily consist of activity within our investment portfolio as previously discussed. Other investing activity used cash of $6.9 million and $9.3 million in the third quarter of 2005 and 2004, respectively. Other investing activity used cash of $40.8 million and $8.1 million during the nine months ended September 20, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Company acquired ACH Commerce. During the nine months ended September 30, 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. Capital expenditures for all periods presented related to our continued investment in the money transfer platform. In addition, we acquired an interest in a corporate aircraft during the nine months ended September 30, 2005.
Cash Flows from Financing Activities: Financing activities used cash of $11.3 million and $30.8 million in the three and nine months ended September 30, 2005, respectively. Sources of cash relate solely to the exercise of stock options, which provided $3.7 million and $6.7 million during the three and nine months ended September 30, 2005, respectively. We paid $0.9 million and $2.6 million in dividends during the three and nine months ended September 30, 2005, respectively. In addition, we repurchased $14.1 million and $34.9 million of our common stock during the three and nine months ended September 30, 2005, respectively. Cash used by financing activities of $171.2 million during the three months ended September 30, 2004 primarily relates to the payment of $173.0 million in connection with reverse repurchase agreements. Sources of cash during the third quarter of 2004 relate solely to the exercise of options, which generated $2.8 million. In addition, the Company paid $0.9 million in dividends during the third quarter of 2004. Cash used by financing activities of $92.0 million during the nine months ended September 30, 2004 relate primarily to the spin-off and dividends paid on Viad common stock. Sources of cash during the nine months ended September 30, 2004 relate to borrowings of $150.0 million under the credit facility established in connection with the spin-off and proceeds and benefits totaling $3.6 million from the exercise of options. During the nine months ended September 30, 2004, the main uses of cash relate to the redemption of Viad’s debt and redeemable preferred stock for $203.0 million and $23.9 million, respectively, and the payment of dividends. Dividends paid on Viad common stock totaled $15.6 million for the year. In addition, net payments of $2.1 million were made under Viad’s historical debt structure during the nine months ended September 30, 2004.
Other Funding Sources and Requirements
On June 29, 2005, we amended our $350.0 million bank credit facility under which we have outstanding a $100.0 million term loan and $50.0 million under the revolving credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080% to 0.250%, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, we expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. We also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt. During September 2005, we entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges.
At September 30, 2005, we had reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.8 billion available to assist in the management of our investments and the clearing of payment service obligations. At September 30, 2005, $10.4 million was outstanding under five letters of credit.
Table 13 — Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(Dollars in thousands)

Debt	$150,000	$—	$—	$150,000	$—
Operating leases	48,132	6,647	11,888	11,101	18,496
Derivative financial instruments	(11,947)	1,338	(9,778)	(3,532)	25
Interim services agreement	159	159	—	—	—
Other obligations	7,602	7,449	153	—	—

Total contractual cash obligations	$193,946	$15,593	$2,263	$157,569	$18,521

Debt consists of principal amounts outstanding under the variable rate term loan and revolving credit facility at September 30, 2005. Future interest payments related to our debt are not included in Table 13 as they are based on variable interest rates which are not known at this time. Operating leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. The Interim Services Agreement is the obligation under our agreement with Viad for services to be provided to the Company. As permitted under the agreement, we notified Viad of the termination of certain services effective in September and October 2005. The amounts shown in Table 13 related to the Interim Services Agreement represent amounts payable for the continuing services through the remainder of the agreement. Other obligations are unfunded capital commitments totaling $7.2 million related to limited partnership interests included in our investment portfolio, as well as $0.4 million outstanding under capital lease obligations relating to equipment.
MoneyGram has a funded, noncontributory pension plan that it assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the three and nine months ended September 30, 2005, MoneyGram contributed $4.2 million and $11.0 million, respectively, to the funded pension plan. We expect to contribute an additional $2.0 million in the fourth quarter of 2005. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2005, we paid benefits totaling $0.9 million and $2.8 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $0.9 million in the fourth quarter of 2005. Expected contributions and benefit payments under these plans are not included in the table above.
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
Stockholders’ Equity
On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. During the three months ended September 30, 2005, the Company repurchased 683,300 shares of its common stock at an average cost of $20.62 per share. During the nine months ended September 30, 2005, the Company repurchased 1,689,886 shares of its common stock at an average cost of $20.65 per share. As of September 30, 2005, the Company has remaining authorization to purchase up to 4,539,815 shares of its common stock.
On February 17, 2005, the Board of Directors declared a dividend of $0.01 per share of common stock, which was paid on April 1, 2005. On May 10, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share of common stock, which was paid on July 1, 2005. On August 19, 2005, the Company’s Board of Directors declared a cash dividend of $0.01 per share of common stock, which was paid on October 3, 2005. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average, we sold receivables totaling $387.9 million and $397.3 million during the three and nine months ended September 30, 2005, respectively, for a total discount of $4.5 million and $12.1 million, respectively.
The Finance and Investment Committee of the Board of Directors generally must approve any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the adoption of SFAS No. 123R and the related impact on our accounting policy for stock-based compensation, there were no changes to our critical accounting policies during the three and nine months ended September 30, 2005. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Recent Accounting Developments
Effective January 1, 2005, the Company adopted SFAS No. 123R using the modified prospective method. This standard requires that all share-based compensation awards be measured at fair value at the date of grant and expensed over their vesting or service periods. Under the modified prospective method, prior period financial statements are not restated. No modifications were made to existing share-based awards prior to, or in connection with, the adoption of SFAS No. 123R. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes by $0.6 million and $1.8 million, respectively, and net income by $0.5 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. Basic and diluted earnings per share were each reduced by less than $0.01 for the three months ended September 30, 2005 and by slightly over $0.01 for the nine months ended September 30, 2005. Cash used by operating activities and cash provided by financing activities for the three and nine months ended September 30, 2005 were increased by $0.4 million and $0.7 million, respectively, as a result of the adoption of SFAS No. 123R. As of September 30, 2005, there was $4.7 million and $1.8 million of total unrecognized compensation expense as measured under SFAS No. 123R related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.34 years for options and 0.71 years for restricted stock.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides SEC interpretations regarding SFAS No. 123R. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public company status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, the first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost, the accounting for income tax effects upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. As the Company adopted SFAS No. 123R effective January 1, 2005, SAB No. 107 was effective for the Company on January 1, 2005. Applicable provisions of SAB No. 107 have been implemented by the Company in the adoption of SFAS No. 123R as disclosed in Note 12 to the consolidated financial statements, in “Management’s Discussion and Analysis Financial Condition

and Results of Operations – Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Developments.”
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
Forward Looking Statements
The statements contained in this Form 10-Q that are not historical facts are forward-looking statements and are made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances due to a number of factors, including, but not limited to:
•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments and commissions paid to financial institution customers.

•	Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition.

•	Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely affect our results of operation and financial condition.

•	Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio. In addition, we may face increased credit risk if we are unable to collect on funds received by agents for our products and services or if we experience fraud.

•	Implementation of Technology and New Products. We may be unable to successfully and timely implement new and/or improved technology, delivery methods and product offerings, including pre-paid debit/stored value cards and new bill payment services.

•	Business Interruption. We may suffer direct or indirect losses resulting from inadequate or failed internal processes, people and systems or from third parties or external events.

•	International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Security. We may be subject to a material breach of security of any of our systems.

•	Regulation. Changes in laws, regulations, auditing and enforcement practices or other industry practices and standards may require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete.

•	Foreign Currency Exchange. Our results of operations may be adversely affected by fluctuations in foreign currency exchange rates affecting certain receivables and payables denominated in foreign currency.

•	Growth Rates. We cannot anticipate whether growth rates approximating recent levels for consumer money transfer transactions and other payment product markets will continue.

•	Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	Product Development. We may be unable compete or develop new products to keep pace with technological and competitive changes in the payment services industry.

•	Litigation. Our business and results of operations may be materially adversely affected by lawsuits or investigations.

•	Intellectual Property. The loss of our intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and prospects. We may also have potential patent liability for intellectual property related to our development of new and enhanced products and services.

•	Internal Controls. An inability to comply with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could result in a material misstatement to our financial statements.

•	Catastrophic Events. Catastrophic events could materially adversely impact our operating facilities, communication systems and technology, our clearing banks or major customers, or may have a material adverse impact on current economic conditions or levels of consumer spending.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.
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
The Company uses net investment revenue simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The net investment revenue simulation analysis incorporates substantially all of the Company’s interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. The Company has previously disclosed the impact on pre-tax income from continuing operations of changes in interest rates using a “shock” analysis, which assumes an immediate and sustained change to the yield curve for a one-year period. In connection with changes in our internal analysis process, we will now disclose the impact on pre-tax income from continuing operations using a “gradual ramp” analysis, under which the yield curve is assumed to increase gradually over a one-year period. We believe that this methodology is more reflective of how yield curves actually change in rising or declining interest rate environments. As of September 30, 2005, the results of the “shock” and “gradual ramp” analyses are materially the same, with the exception of the scenario where interest rates increase 200 basis points. Under the “shock” analysis, a 200 basis point increase would result in a $15.2 million, or 9.7%, decrease in pre-tax income from continuing operations, as compared to an $8.5 million, or 5.5%, decrease under the “gradual ramp” analysis. The market value of equity modeling measures the degree to which market values of the Company’s interest rate sensitive assets and liabilities will change given different interest rate scenarios and assuming the Company does not make changes to its investing and hedging strategies. Consistent with prior disclosures, the Company measures the impact to the market value of equity using a “shock” analysis as market value is measured at a point in time. Table 14 summarizes the changes to our pre-tax income from continuing operations and the market value of equity under various scenarios.
Table 14 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Dollars in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$3,800	$2,800	$1,600	($2,800)	($4,800)	($8,500)
Percent change	2.4%	1.8%	1.0%	(1.8%)	(3.1%)	(5.5%)

Market value of equity	$127,800	$76,600	$43,100	($49,700)	($104,000)	($223,400)
Percent change	20.9%	12.5%	7.0%	(8.1%)	(17.0%)	(36.6%)

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
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2004, the Board authorized a stock repurchase program for up to 2,000,000 shares of MoneyGram common stock, as announced in a press release issued on November 18, 2004. On August 18, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares as announced in a press released issued on August 18, 2005. The authorization is effective until such time as the Company has repurchased 7,000,000 shares.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended September 30, 2005. MoneyGram common stock surrendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase program. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
	Shares Purchased	Paid per Share	or Program	Program

July 1 — July 31, 2005	1,780	$21.01	—	223,115

August 1 — August 31, 2005	26,107	$20.53	10,200	5,212,915

September 1 — September 30, 2005	673,100	$20.62	673,100	4,539,815

Total	700,987		683,300

ITEM 6. EXHIBITS

Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 11, 2005	By:	/s/ Jean C. Benson

Vice President and Controller
(Chief Accounting Officer and
Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	$350,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2005, with the lenders named in the agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, and KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

+10.2	MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

+10.3	Summary of Compensation for Non-Management Directors (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.4	MoneyGram International, Inc. Supplemental Profit Sharing Plan (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.5	Employment Agreement, dated August 19, 2005, between Philip W. Milne and MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.6	Form of Non-qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.7	Form of Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.8	Form of Non-qualified Stock Option Agreement (US Version) (Incorporated by reference from Exhibit 99.06 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.9	Form of Restricted Stock Agreement (US Version) (Incorporated by reference from Exhibit 99.07 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.10	Form of Non-qualified Stock Option Agreement (UK Version) (Incorporated by reference from Exhibit 99.08 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

+10.11	Form of Restricted Stock Agreement (UK Version) (Incorporated by reference from Exhibit 99.09 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.