Form 10-K
period 2005-12-31
MONEYGRAM INTERNATIONAL INC
filed 2006-03-01
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from to .
Commission File Number: 1-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)
Registrant’s telephone number, including area code
(952) 591-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                                   Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,618.7 million.
85,348,676 shares of common stock were outstanding as of February 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2006 annual meeting of stockholders to be held on May 9, 2006.

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
Our business is conducted through our wholly owned subsidiary formerly known as Travelers Express Company, Inc. (“Travelers”), which has been in operation since 1940. In June 1998, we acquired MoneyGram Payment Systems, Inc. (“MPSI”), adding the MoneyGram® branded international money transfer services to our group of Global Funds Transfer services. We were incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our parent company, Viad Corp (“Viad”) (referred to hereafter as the “spin-off”). In the spin-off, Travelers was merged with a wholly owned subsidiary of MoneyGram and Viad distributed all the issued and outstanding shares of MoneyGram common stock to Viad stockholders in a tax-free distribution. Stockholders of Viad received one share of MoneyGram common stock for every one share of Viad common stock owned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Separation from Viad Corp.”
In March 2004, we completed the sale of our subsidiary, Game Financial Corporation, for approximately $43.0 million in cash, to continue our focus on our core businesses. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation.”
In April 2005, we acquired substantially all of the assets of ACH Commerce, LLC (“ACH Commerce”), an automated clearing house (“ACH”) payment processor. The acquisition provides the Company with the technology to expand its bill payment services.
In 2005, we consolidated the operations of Travelers with MPSI to eliminate duplication and overlapping costs of operating the two businesses under separate corporate entities, and to continue the transition of our business from the Travelers Express brand to the MoneyGram brand. Effective December 31, 2005, the entity that was formerly Travelers merged with and into MPSI, with MPSI remaining as the surviving corporation.
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
We conduct our Global Funds Transfer operations through a worldwide network of agents. During 2005 and 2004, our ten largest agents accounted for 31 percent and 27 percent, respectively, of our total revenue and 46 percent and 41 percent, respectively, of the revenue of our Global Funds Transfer segment. Our largest agent, Wal-Mart Stores, Inc., accounted for 13 percent and 9 percent of our total revenue and

19 percent and 14 percent of the revenue of our Global Funds Transfer segment in 2005 and 2004, respectively. In 2005, Global Funds Transfer segment revenue was $649.6 million and operating income was $121.7 million. A significant portion of Global Funds Transfer segment revenue is generated by our money transfer product. During 2005 and 2004, our international operations generated 19 percent and 18 percent, respectively, of our total revenue and 28 percent of our Global Funds Transfer segment revenue. See Note 17 of the Notes to Consolidated Financial Statements for revenue by product and geographic area.
We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. We also operate two customer service call centers in the United States and contract for additional call center services in Bulgaria. These call centers provide multi-lingual customer service for both agents and consumers 24 hours per day, 365 days per year.
MoneyGram Money Transfers: Money transfers are transfers of funds between consumers from one location to another. Money transfers are used by consumers who want to transfer funds quickly, safely and efficiently to another individual within the United States or internationally. As of December 31, 2005, we provide money transfer services through over 89,000 money transfer agent locations in approximately 170 countries and territories worldwide. These agent locations are located in the following geographic regions: 28,000 locations in North America; 14,000 locations in Latin America (including Mexico); 30,000 locations in Western Europe and the Middle East; 8,600 locations in Asia Pacific; 5,200 locations in Eastern Europe; and 3,200 locations in Africa.
Our money transfer revenues are derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers. In a typical money transfer, a consumer goes to an agent location, completes a form and pays the agent the money to be transferred, together with a fee. The agent enters the transaction data into a point-of-sale money transfer platform, which connects to our central data processing system. Our platforms include AgentConnect®, which is integrated onto the agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree service, customers may contact our call center and a representative will collect the information over the telephone and enter it directly into our central data processing system. The funds are made available for payment in various currencies throughout our agent network. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Both the “send” and “receive” agents receive a commission from the transaction. In March 2004, we launched our MoneyGram eMoney Transfer service that also allows customers to conduct money transfer transactions on the internet at www.emoneygram.com using a credit card or a debit from a bank account. At December 31, 2005, we offer this service only to U.S. residents outside the State of California.
Money Orders: Money orders, much like checks, can be presented by the consumer to make a payment or for cash. Our Global Funds Transfer segment has its roots in the sale of money orders, a business we have been engaged in since 1940. Based on the number of money orders issued in 2005, we are the nation’s leading issuer of money orders. In 2005, we issued approximately 273.3 million money orders through our network of almost 53,000 retail agent locations in the United States and Puerto Rico.
Our money orders are sold under the Travelers Express brand, which is being transitioned to the MoneyGram brand following the merger of Travelers into MPSI, and are also sold on a private label basis or co-branded with retail agents. In most cases, we receive transaction fees from our agents for each money order sold. In many cases, we receive additional monthly dispenser service fees from our agents for the money order dispenser equipment we provide. Furthermore, we generate income from the investment of funds that are remitted from our agents and which we invest until the money orders are cleared through the banking system, or are escheated to the applicable states. Generally a money order will remain outstanding for fewer than ten days.
Pay-By-Suitesm Bill Payment Services: Our bill payment services allow consumers to make urgent payments or pay routine bills. The acquisition of ACH processing capabilities in 2005 will allow us to enhance our bill payment business and create a multi-faceted, full-cycle service. The bill payment suite of services, referred to as Pay-By-Suite, will provide our consumer and corporate customers with a full spectrum of payment choices, completing the bill payment cycle from payment origination to reporting and reconciliation starting in 2006.
We contract with creditors, or “billers,” to enable convenience payers, just-in-time payers and delinquent debtors to pay bills through our network. A biller may afford debtors a variety of payment methods via our bill payment suite of services. Our contracted billers include credit card companies, mortgage companies, auto finance companies, sub-prime lenders, cellular and long distance telephone companies and third-party bill collectors. We work closely with our agents to identify billers in their service areas to target for our services.
Our ExpressPayment® bill payment service, which is offered through our money transfer agent locations in the United States, continues to grow as we add new billers to our network. As of December 31, 2005, we provide our ExpressPayment bill payment services to over 1,500 billers. ExpressPayment bill payment service generally provides customers with same-day credit to a biller. Our ExpressPayment bill payment service is also available for internet transactions at www.emoneygram.com. Our FlashPay® and BuyPay® routine bill payment services are available at selected agent locations. These services allow unbanked and underbanked consumers to pay routine bills with cash at a convenient location. We remit the payments by means of wire transfer or check and the consumer’s account is typically credited within one week. These routine bill payment services also afford utilities a method of complying with regulatory requirements that they provide a given number of locations at which customers may pay their bills. Our acquisition of ACH Commerce in 2005 allows consumers to select one-time ACH, recurring ACH and credit and debit card payments to our contracted billers via the telephone. We released an ACH “pay by web” service in February 2006 which allows consumers to pay our contracted billers over the internet. We generate revenue from transaction fees charged to consumers per bill payment transaction completed.
Payment Systems Segment
Our Payment Systems segment provides financial institutions with payment processing services, primarily official check outsourcing services and money orders for sale to their customers. Our customers are primarily comprised of financial institutions, thrifts and credit unions. As of December 31, 2005, we provide official check services to over 15,000 branch locations of over 1,700 financial institutions. Customers include a broad array of financial institutions, including large banks, regional banks and small community banks. During 2005 and 2004, our ten largest financial institution customers accounted for 13 percent and 14 percent, respectively, of our total revenue and 39 percent and 39 percent, respectively, of the revenue of our Payment Systems segment. Our largest financial institution customer generated 4 percent of our total revenue in 2005 and 2004 and 11 percent and 10 percent of the revenue in our Payment Systems segment in 2005 and 2004, respectively.
We primarily derive revenues from our financial institution customers from the investment of funds underlying the official check or financial institution money order. We invest funds representing customer items from the time the proceeds are remitted until they are cleared. We also derive revenue from fees paid by our customers. In 2005, Payment Systems segment revenue was $321.6 million and operating income was $42.4 million. A significant portion of Payment Systems segment revenue is generated by our official check outsourcing services. See Note 17 of the Notes to Consolidated Financial Statements for revenue by product.
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
Money Orders: The Payment Systems segment also offers money orders through financial institutions in a manner very similar to money orders offered through our retail agents in our Global Funds Transfer segment. In 2005, approximately 18.3 million, or six percent, of our total money orders were sold through financial institutions.
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
ACH Services: Pursuant to a contract with Creative Payment Solutions (“CPS”), we offer the CPS CheckTrack Re-deposited Check Entry product and CheckMARC Remote Deposit product to financial institutions. Re-deposited Check Entry or “RCK” is the conversion of returned checks to an electronic format for presentment and collection. Remote Deposit allows merchants to capture, balance and deliver deposits to their financial institution without making a trip to the bank. CheckMARC supports Accounts Receivable Conversion (“ARC”) through the ACH network.
Sales and Marketing
Global Funds Transfer Segment: We market our Global Funds Transfer segment products and services through a number of dedicated sales and marketing teams. In the United States, our dedicated sales and marketing teams market money transfer services, money orders and bill payment services on a regional basis to our three principal distribution channels: large national agent accounts, smaller, independent accounts and check cashing outlets. We also have dedicated sales and marketing teams that market our Pay-By-Suite bill payment services, including ExpressPayment, directly to billers. Our international sales and marketing for money transfer services is conducted by dedicated regional sales and marketing teams that are generally located in or near their regions: Western Europe, including the United Kingdom; Eastern Europe; Asia; the Middle East; Africa; and Mexico, Latin America and the Caribbean.
We have introduced corridor pricing capabilities that enable us to establish different consumer prices for our money transfer services by defined transaction corridors, such as narrowly defined zip code regions or widespread direct marketing areas. We are currently adding additional capabilities, including implementing multi-currency technology that allows us to execute our money transfers directly between and among an increased number of different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the exact amount that will be received in the local currency of the receiving nation, or in U.S. dollars or Euros in certain countries. We also have continued to provide a more simplified consumer fee pricing structure. Our simplified pricing structure includes reducing the number of pricing tiers or bands and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and consumers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
As an investment in our money transfer brand recognition, we increased our sales and marketing expenses by just over 50 percent in 2005 compared to 2004. Our sales and marketing efforts are supported by a wide range of consumer advertising methods. We reach our consumers using traditional media such as television, radio and print, as well as permanent signs at agent locations and street teams. The street teams consist primarily of contractors who engage in a variety of activities including attending local ethnic festivals and events and distributing flyers and premiums introducing our products and services to potential consumers.
Payment Systems Segment: We market our PrimeLink official check services through a dedicated team of official check sales and marketing professionals. In addition, we have dedicated teams of sales and marketing professionals for our PrimeLinkplus product and for our sales of money order services through banks. All marketing efforts are localized and customized to specific segments of the market. Relationship marketing is the substance of our approach to the market. We have an intertwined network of relationships with technology providers, banks that provide marketing endorsements, banking associations, consultants and others, including alliances with Wells Fargo, the Credit Union National Association and CPS.
Product Development and Enhancements
Our product development activities have focused on new ways to transfer money and pay bills through enhancements to our current products and the development of new products and services. Recent enhancements and new products supplement our Global Funds Transfer segment. We believe these new features and products will provide customers with added flexibility and convenience to help meet their financial services needs.
Product Enhancements: In March 2004, we launched our MoneyGram eMoney Transfer service that allows online money transfers and bill payments to be initiated on our website using credit cards and bank account debits. During 2005, we introduced an enhancement that allows us to price our money transfer services at the agent level. This new capability provides us with the ability to competitively price our service by specifically establishing both the consumer fee and the foreign exchange rate at the location level. In 2005, we also developed an enhancement to allow a sender of a money transfer to choose among currencies to be received by the beneficiary of the money transfer. The currencies available depend on the send and receive country. We began rolling out this enhancement in February 2006. Finally, we developed an enhancement in 2005 to allow a sender to direct their money transfer (i) to a specific address, (ii) onto an ATM/debit card or (iii) into a bank account. We commenced a beta test of this enhancement in July 2005, contracting with a Philippines company, LBC Mundial Corp., to deliver money transfers to a beneficiary’s home in the Philippines or to load a money transfer onto the beneficiary’s LBC branded ATM card. We plan to begin rolling out the functionality for directing transfers to a bank account in 2006.
New Products. We developed a prepaid debit card program that was introduced in 2005, the MoneyGram Prepaid MasterCard® card program. Customers can load cash onto a card that can be used to make purchases and ATM withdrawals. We conducted a limited beta test of our prepaid debit card in August 2005, selling the cards through company-owned locations in New York and Miami. In December of 2005 we commenced a full beta test, contracting with certain of our agents in key markets to sell and reload the prepaid debit card. We plan the roll-out of the MoneyGram Prepaid MasterCard card program in 2006, with the cards available for purchase and reload at designated MoneyGram agent locations in the US. In 2006, we will also begin the roll-out of the Pay-By-Suite bill payment services that will provide consumers with ACH pay-by-telephone and pay-by-web options.
Competition
The various industries in which we operate are very competitive, and we face a variety of competitors across our businesses. New competitors or alliances among established companies may emerge. Consolidation among payment services companies, and money transmitters in particular, has occurred and may continue. We compete for agents and financial institution customers on the basis of value, service, quality, technical and operational differences, price and financial incentives paid to agents once they have entered into an agreement. In turn, we compete for consumers on the basis of number and location of agent locations, price, convenience and technology. Our primary competition comes from First Data Corporation and its subsidiaries, including Western Union, which has substantially greater transaction volume than we do. First Data Corporation and its subsidiaries have a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. First Data Corporation has announced that it will spin off Western Union in 2006. We cannot anticipate what, if any, effect the spin-off will have on our business or the money transfer industry.
The Global Funds Transfer segment of our business competes in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union, other subsidiaries of First Data Corporation and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors.
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
Internationally, we are registered as required in Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom and Ukraine. International regulatory requirements are generally focused on money laundering prevention. In addition, many international jurisdictions impose restrictions on the type of entity that can serve as a money transfer agent. In some jurisdictions, we are restricted to doing business with banks or other licensed financial entities.
We and our agents are required to report suspicious activity. In addition, under the USA PATRIOT Act, money service businesses, including our agents, are required to establish anti-money laundering compliance programs that include:

•	internal policies and controls;

•	the designation of a compliance officer;

•	ongoing employee training; and

•	an independent review function.
Unclaimed property laws of every state, the District of Columbia and Puerto Rico require that we track the relevant information on each payment instrument and money transfer and, if unclaimed at the end of the statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. State abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.
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
If we were to fail to comply with any applicable laws and regulations, this failure could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties. See “Risk Factors.”
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
U.S. trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business. We maintain a portfolio of trademarks representing substantial goodwill in our businesses. Many of our trademarks, including the MoneyGram®, ExpressPayment®, PrimeLink®, AgentConnect®, DeltaWorks®, and Delta T3® marks and our globe with arrows logo, have substantial importance and value to our business.
Relationship with Viad
We entered into various agreements with Viad governing our division of liabilities at the spin-off, including a Separation and Distribution Agreement, an Employee Benefits Agreement and a Tax Sharing Agreement. We also entered into an Interim Services Agreement with Viad under which Viad provided certain services for us after the spin-off. Pursuant to notices effective September 28, 2005 and March 31, 2006, we will have terminated the provision of a majority of the services by Viad. The remaining services provided by Viad will terminate on June 30, 2006. In January 2005, we purchased a 50 percent interest in Viad’s corporate aircraft. We purchased the remaining interest in January 2006. See Note 3 of the Notes to the Consolidated Financial Statements.
Employees
At December 31, 2005, we had approximately 1,575 full-time employees in the United States and 140 full-time employees internationally. In addition, we use contractors to support certain of our domestic and international sales and marketing efforts. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Executive Officers of the Registrant
Philip W. Milne, age 46, has served as our President and Chief Executive Officer and as a Director of MoneyGram since June 2004. He is also the President and Chief Executive Officer of MPSI and its predecessor, Travelers Express Company, Inc., our principal operating subsidiary, a position he has held since 1996. Mr. Milne joined Travelers Express Company, Inc. in 1991 and served as General Manager of the official check business from 1991 until early 1992, as Vice President, General Manager of the Payment Systems segment from 1992 until early 1993, and as Vice President, General Manager of the Retail Payment Products group from 1993 to 1996.
David J. Parrin, age 51, has served as the Executive Vice President, Chief Financial Officer of MoneyGram since November 2005. Mr. Parrin previously served as the Vice President and Chief Financial Officer of MoneyGram since June 2004 and Travelers Express Company, Inc. since joining the Company in June 2002. From 1998 to 2002, he was with the investment firm of Dain Rauscher Corporation (now RBC Dain Rauscher Corporation), serving since 1999 as Executive Vice President and Chief Financial Officer. From 1994 to 1998, he served as Senior Vice President and Corporate Controller of U.S. Bancorp. Prior to that, Mr. Parrin spent 17 years with the accounting firm of Ernst & Young LLP, serving most recently as audit partner.
David A. Albright, age 49, has served as Executive Vice President, Chief Information Officer since November 2005. Mr. Albright previously served as Vice President of Information Technology since joining the Company in May 2000. From June 1983 to May 2000, Mr. Albright was the Director of Information Technology for Minnegasco, a division of Reliant Energy, Inc., an energy supply and distribution company. Mr. Albright began his career at Gambles, Inc., a retail company, where he held various technical positions in the Information Technology division from 1974 to 1983.
Jean C. Benson, age 38, has served as the Vice President, Controller of MoneyGram since June 2004. Ms. Benson previously served as the Vice President, Controller of Travelers Express Company, Inc. since joining the Company in August 2001. From 1994 to 2001, Ms. Benson was at Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance since 1996. Ms. Benson began her career as an auditor with the accounting firm of Deloitte & Touche LLP from 1990 to 1994.
Theodore F. Ceglia, age 42, has served as Vice President, Treasurer of MoneyGram since June 2004. Mr. Ceglia previously served as Vice President, Treasurer of Travelers Express Company, Inc. since joining the Company in February 2003. Mr. Ceglia was the Chief Financial Officer of ArrowHead Capital Management Corp., an asset management firm, from

July 2002 to February 2003. From January 2002 to February 2003, he also owned and operated Capital Management Solutions LLC, a corporate finance consulting firm. From 1998 to 2001, Mr. Ceglia was Managing Director and Treasurer at the investment firm of RBC Dain Rauscher Corporation.
Mary A. Dutra, age 54, has served as Executive Vice President/ Division President Payment Systems since November 2005. Ms. Dutra previously served as Vice President of MoneyGram and General Manager of Payment Systems from June 2004 to November 2005 and as General Manager and Vice President, Global Operations of Travelers Express Company, Inc. from November 1994 to June 2004. Ms. Dutra joined the Company in 1988 as Manager of Payment Services of Travelers Express Company, Inc. and has served in positions of increasing responsibility.
Teresa H. Johnson, age 54, has served as Executive Vice President, General Counsel and Secretary of MoneyGram since November 2005. Ms. Johnson previously served as Vice President, General Counsel and Secretary of MoneyGram since June 2004 and Chief Legal Counsel of Travelers Express Company, Inc. since joining the Company in 1997. From 1992 to 1997, she was employed at SUPERVALU INC., a food retailer and distributor, serving most recently as Associate General Counsel and Corporate Secretary.
William J. Putney, age 43, has served as Executive Vice President, Chief Investment Officer of MoneyGram since November 2005. Mr. Putney previously served as Vice President, Chief Investment Officer of MoneyGram from June 2004 to November 2005 and as Vice President, Chief Investment Officer of Travelers Express Company, Inc. from 1996 to 2004. Mr., Putney joined the Company in 1993, serving as Portfolio Manager. Prior to joining the Company, Mr. Putney held positions as a trader, investment analyst and portfolio manager.
Anthony P. Ryan, age 43, has served as Executive Vice President/Division President Global Funds Transfer since November 2005. Mr. Ryan previously served as Vice President of MoneyGram and General Manager of Global Funds Transfer from June 2004 to November 2005, a position he had held at Travelers Express Company, Inc. since 2001. He previously served as Chief Financial Officer of Travelers Express Company, Inc. from 1997 to 2001 and as Controller from 1996 to 1997. Prior to joining the Company, Mr. Ryan spent 10 years at First Data Corporation, serving most recently as Director of Finance.
Cindy J. Stemper, age 48, has served as Executive Vice President, Human Resources and Facilities of MoneyGram since November 2005. Ms. Stemper previously served as Vice President of Human Resources and Facilities of MoneyGram from June 2004 to November 2005 and Vice President of Human Resources at Travelers Express Company, Inc. from 1996 to June 2004. Ms. Stemper joined the Company in 1984 and has served in positions of increasing responsibility.
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

Item 1A. RISK FACTORS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Our business faces many risks. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other SEC filings, could have a material impact on our business, financial condition or results of operations.

RISK FACTORS
If we lose key retail agents in our Global Funds Transfer segment, our business and results of operations could be adversely affected.
We may not be able to retain all of our current retail agents. The competition for chain retail agents is intense, and larger agents are increasingly demanding financial concessions and more information technology customization. The development and equipment necessary to meet agent demands could require substantial capital expenditures. If we were unable to meet these demands, we could lose agents and our volume of money transfers would be substantially reduced and our revenues would decline.
A substantial portion of our transaction volume is generated by a limited number of key agents. During 2005 and 2004, our ten largest agents accounted for 31 percent and 27 percent, respectively, of our total revenue and 46 percent and 41 percent, respectively, of the revenue of our Global Funds Transfer segment. Our largest agent, Wal-Mart Stores, Inc., accounted for 13 percent and 9 percent of our total revenue and 19 percent and 14 percent of the revenue of our Global Funds Transfer segment in 2005 and 2004, respectively. If any of these key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.
In addition, many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this portion of our agent base to decline. Any regulatory action that adversely affects check cashers could also cause this portion of our agent base to decline.
If we lose large financial institution customers in our Payment Systems segment, our business and results of operation could be adversely affected.
During 2005 and 2004, our ten largest financial institution customers accounted for 13 percent and 14 percent, respectively, of our total revenue and 39 percent and 39 percent, respectively, of the revenue of our Payment Systems segment. Our largest financial institution customer generated 4 percent of our total revenue in 2005 and 2004 and 11 percent and 10 percent of the revenue in our Payment Systems segment in 2005 and 2004, respectively. The loss of any of our top financial institution customers could adversely affect our business and results of operations.
If we fail to successfully develop and timely introduce new and enhanced products and services, our business, prospects, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer stored-value cards and other electronic payment mechanisms, including various internet-based payment services, which we have only recently introduced, that could be substituted for traditional forms of payment, such as the money orders, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and ramp up similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected.
If we are unable to protect the intellectual property rights related to our existing and any new or enhanced products and services, our business, prospects, financial condition and results of operations could be adversely affected.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent infringement of those rights. We may be subject to claims of third parties that we infringe or have misappropriated their proprietary rights. We may be required to spend resources to defend any such claims and/or to protect and police our own rights. Some intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.
Litigation or investigations which could result in material settlements, fines or penalties may adversely affect our business, financial condition and results of operations.
Our business has in the past been, and may in the future continue to be, the subject of class actions, regulatory actions, investigations or other litigation. The outcome of class action lawsuits, regulatory actions or investigations is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of lawsuits and actions may remain unknown for substantial periods of time. The cost to defend future lawsuits or investigations may be significant. There may also be adverse publicity associated with lawsuits and investigations that could decrease customer acceptance of our services. As a result, litigation or investigations may adversely affect our business, financial condition and results of operations.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
The industries in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. Our primary competition comes from First Data Corporation and its subsidiaries, including Western Union, which has substantially greater transaction volume than we do. First Data Corporation and its subsidiaries have a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. First Data Corporation has announced that it will spin off Western Union. We cannot anticipate what, if any, effect the spin-off will have on our business or the money transfer industry.
The Global Funds Transfer segment of our business competes in a concentrated industry, with a small number of large competitors and a large number small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union, other subsidiaries of First Data Corporation and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors.
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
Recent levels of growth in consumer money transfer transactions and other payment products may not continue. In addition, consolidation among payment services companies has occurred and could continue. If we are unable to compete effectively in the changing marketplace, our business, financial condition and results of operations would be adversely affected.
We are subject to a number of risks relating to U.S. federal and state regulatory requirements which could result in material settlements, fines or penalties or changes in our business operations that may adversely affect our business, financial condition and results of operations.
In the United States, the money transfer business is subject to a variety of state regulations. We are also subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. If we were to inadvertently transmit money on behalf of, or unknowingly conduct business with, a prohibited individual, we could be required to pay significant damages, including fines and penalties. The USA PATRIOT Act mandates several anti-money laundering requirements. Any intentional or negligent violation of anti-money laundering laws by our employees could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdictions. The federal government or the states may elect to impose additional anti-money laundering requirements. Changes in laws, regulations or other industry practices and standards may occur which could increase our compliance and other costs of doing business, could require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, and could have an adverse effect on our results of operations. If onerous regulatory requirements were imposed on our agents, they could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.
Imposition of additional regulatory requirements in any of the foreign countries in which we operate could adversely affect our business.
International regulation of the money transfer business varies from country to country. Although most countries (other than Germany, Malaysia, the Netherlands, Switzerland, Ukraine and the United Kingdom) do not regulate this business to the same degree as the United States, this could change in the future. Various foreign governments could impose penalties or charges, or additional regulatory requirements on us or our agents, such as licensing requirements, government watch lists that prohibit the transfer of money on behalf of prohibited individuals, and anti-money laundering regulations. Any of these requirements, including anti-money laundering requirements and related scrutiny, could make it more difficult to originate money transfers overseas, increase our costs or decrease our revenues. Any inadvertent violation of a law or regulation by us or one of our agents could subject us to damages, including fines or penalties.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse affect on our business and stock price.
Due to our July 1, 2004 spin-off and new status as a public company, 2006 is the first year in which we are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.
We face credit and fraud risks from our retail agents.
The vast majority of our Global Funds Transfer business is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1.1 billion in the aggregate, representing a combination of money orders, money transfers and bill payment proceeds. During 2005, this credit exposure was spread across almost 27,500 agents, of which 14 owed us in excess of $15.0 million each at any one time.
We are not insured against credit losses, except in circumstances of agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may in the future make, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. The failure of agents owing us large amounts to remit funds to us or to repay such amounts could materially adversely affect our business, results of operations and our financial condition.
We are subject to credit risk related to our investment portfolio and our use of derivatives.
Our credit risk includes the potential risk that the Company may not collect on interest and/or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. Approximately 83 percent of our investment portfolio at December 31, 2005 consisted of securities that are not issued or guaranteed by the U.S. government. If the issuer of any of these securities were to default in its payment obligations to us or to otherwise experience credit problems, the value of the investments would decline and adversely impact our investment portfolio and our earnings. At December 31, 2005, we were party to derivative instruments, known as swaps, having a notional amount of $2.7 billion. These swap agreements are contracts in which we and a counterparty agree to exchange periodic payments based on a fixed or variable rate of interest on a given notional amount, without the exchange of the underlying notional amounts. The notional amount of a swap agreement is used to measure amounts to be paid or received and does not represent the amount of exposure to credit loss. At any point in time, depending upon many factors including the interest rate environment and the fixed and variable rates of the swap agreements, we may owe our counterparty or our counterparty may owe us. If any of our counterparties to these swap agreements were to default in its payment obligation to us or otherwise experience credit problems, we could be adversely affected.
Our financial condition and results of operations could be adversely affected by fluctuations in interest rates.
We derive a substantial portion of our revenue from the investment of funds we receive from the sale of payment instruments, such as official checks and money orders, until these instruments are settled. We generally invest these funds in long-term fixed-income securities. We pay the financial institutions to which we provide official check outsourcing services a commission based on the average balance of funds produced by their sale of official checks. This commission is generally calculated on the basis of a variable rate based on short-term financial indices, such as the federal funds rate. In addition, we have agreements to sell, on a periodic basis, undivided percentage interests in some of our receivables from agents at a price that is discounted based on short-term interest rates. To mitigate the effects of interest rate fluctuations on our commission expense and the net proceeds from our sales of agent receivables, we enter into variable-to-fixed rate swap agreements. These swap agreements require us to pay our counterparty a fixed interest rate on an agreed notional amount, while our counterparty pays us a variable interest rate on that same notional amount.
Fluctuations in interest rates affect the value and amount of revenue produced by our investment portfolio, the amount of commissions that we pay, the net proceeds from our sale of receivables and the amount that we pay or receive under our swap agreements. As a result, our net investment revenue, which is the difference, or “spread,” between the amount we earn on our investment portfolio and the commissions we pay and the discount on the sale of receivables, net of the effect of the swap agreements, is subject to interest rate risk as the components of net investment revenue are not perfectly matched through time and across all possible interest rate scenarios.
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
Material changes in the market value of securities we hold may materially affect our results of operation and financial condition.
We also bear market risk that arises from fluctuations in interest rates that may result in changes in the values of our investments and swap agreements. Rate movements can affect the repricing of assets and liabilities differently, as well as their market value. Stockholders’ equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available-for-sale and after-tax changes in the fair value of our swaps are reflected as increases and decreases to a component of stockholders’ equity. The fair value of our swaps generally increases when the market value of fixed rate, long-term debt investments decline and vice versa. However, the changes in the fair value of swaps and investments may not fully offset, which could adversely affect stockholders’ equity.
The market values of securities we hold may decline due to a variety of factors, including decline in credit rating of the issuer or credit issues related to underlying collateral of the security, general market conditions and increases in interest rates for comparable obligations. If we determine that an unrealized loss on a security is “other-than-temporary,” the loss becomes a realized loss through an impairment charge in the income statement.
Our business may require cash in amounts greater than the amount of available credit facilities and liquid assets that we have on hand at a particular time, and if we were forced to ultimately liquidate assets or secure other financing as a result of unexpected liquidity needs, our earnings could be reduced.
We are subject to risks relating to daily liquidity needs, as well as extraordinary events, such as the unexpected loss of a customer. On a daily basis, we receive remittances from our agents and financial institution customers and we must clear and pay the financial instruments that were previously sold and currently are presented for payment. We monitor and maintain a liquidity portfolio along with credit lines and repurchase agreements in order to cover payment service obligations as they are presented. If we were forced to liquidate portfolio assets or secure other financing as a result of unexpected liquidity needs, our earnings could be reduced. In addition, if we were to lose any of our significant customers, in addition to losing the related revenues, we may have to liquidate investments or seek to borrow for a period of time to fund our obligation to clear the outstanding instruments issued on behalf of that customer at the termination of its contract. We may not be able to plan effectively for every customer contract termination, which could result in sale of investments at a loss of or lower profits than we would otherwise realize due to prevailing market conditions.
Our business is highly dependent on the efficient and uninterrupted operation of our computer network systems and data centers, and any disruption or material breach of security of our systems could harm our business.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Any significant interruptions or security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, result in a loss of customers or cause inquiries and fines or penalties from regulatory or governmental authorities. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry or physical break-ins, computer viruses and hackers. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Third-party contractors also may experience security breaches involving the storage and transmission of proprietary information. If users gain improper access to our systems or databases, they may be able to steal, publish, delete or modify confidential third-party information that is stored or transmitted on the networks. Our data applications may not be sufficient to address technological advances, changing market conditions or other developments. If we face system interruptions and system failures due to defects in our software, development delays, installation difficulties or for any other reason, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.
Our business involves the movement of large sums of money. Our revenues consist primarily of transaction fees that we charge for the movement of this money and investment revenues. These transaction fees represent only a small fraction of the total amount of money that we move. Because we are responsible for large sums of money that are substantially greater than our revenues, the success of our business particularly depends upon the efficient and error-free handling of the money that is remitted to us and that is used to clear payment instruments or complete money transfers. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including clearing banks which clear our money orders and official checks and certain of our telecommunications providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.
There are a number of risks associated with our international sales and operations that could harm our business.
We provided money transfer services between and among approximately 170 countries and territories at December 31, 2005, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;

•	changes in regulatory requirements or in foreign policy and the adoption of foreign laws detrimental to our business;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in remote locations and foreign legal systems where collection and enforcement may be difficult or costly;

•	reduced protection for our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates.
Our charter documents, our rights plan and Delaware law contain provisions that could delay or prevent an acquisition of our Company, which could inhibit your ability to receive a premium on your investment from a possible sale of our Company.
Our charter documents contain provisions that may discourage third parties from seeking to acquire our Company. In addition, we have adopted a rights plan which enables our Board of Directors to issue preferred share purchase rights that would be triggered by certain prescribed events. These provisions and specific provisions of Delaware law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing a merger or change in control of our Company. Some of these provisions may discourage a future acquisition of our Company even if stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

Item 1B. UNRESOLVED SEC COMMENTS

None.

Item 2. PROPERTIES

Location	Use	Square Feet	Lease Expiration

Minneapolis, MN	Corporate Headquarters	173,662	12/31/2015
Brooklyn Center, MN	Global Operations Center	75,000	1/31/2012
Brooklyn Center, MN	Global Operations Center	44,000	1/31/2012
Lakewood, CO	Call Center	68,165	3/31/2012
Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. We also have a number of other smaller office locations in New York, Florida, Tennessee and in the United Kingdom, as well as small sales and marketing offices in France, Spain, Germany, Hong Kong, Greece, United Arab Emirates, Russia, Italy, South Africa, Australia, China and the Netherlands. We believe that our properties are sufficient to meet our current and projected needs.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the New York Stock Exchange under the symbol MGI. Our Board of Directors declared quarterly cash dividends totaling $0.07 and $0.02 per share of common stock during 2005 and 2004. In addition, the Board of Directors declared a dividend of $0.04 per share of common stock on February 16, 2006 to be paid on April 3, 2006 to stockholders of record on March 17, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stockholders’ Equity” and Note 12 of the Notes to Consolidated Financial Statements. As of February 24, 2006, there were approximately 19,703 stockholders of record of our common stock.
Our separation from Viad was completed on June 30, 2004 and our common stock began “regular-way trading” on the New York Stock Exchange on July 1, 2004. Consequently, historical quarterly price information is not available for shares of our common stock for fiscal 2003 or for the quarterly periods ended March 31, 2004 and June 30, 2004. The high and low sales prices for our common stock for fiscal 2005 and the third and fourth quarters in 2004 were as follows:

	2005		2004

Fiscal Quarter	High	Low	High	Low

First	$21.40	$18.89
Second	20.23	17.94
Third	21.71	19.46	$22.75	$16.40
Fourth	27.24	20.58	21.52	16.90
On November 18, 2004, our Board of Directors authorized the repurchase, at our discretion, of up to 2,000,000 common shares on the open market. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004 and August 19, 2005. The repurchase authorization is effective until such time as the Company has repurchased 7,000,000 common shares. There were no repurchases of common stock made outside of the Company’s current repurchase authorization. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2005, we have repurchased 3,045,950 shares of our common stock under this authorization and have remaining authorization to repurchase up to 3,954,050 shares.
The following table sets forth information in connection with repurchases of shares of our common stock during the quarterly period ended December 31, 2005.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plan	the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program

October 1-October 31, 2005	121,500	$21.27	121,500	4,418,315
November 1-November 30, 2005	—	$—	—	4,418,315
December 1-December 31, 2005	464,265	$26.95	464,265	3,954,050

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

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars and shares in thousands, except per share data)
Operating Results
Revenue
Global Funds Transfer segment	$649,617	$532,064	$450,108	$412,953	$379,945
Payment Systems segment	321,619	294,466	287,115	294,737	255,615

Total revenue	971,236	826,530	737,223	707,690	635,560
Commissions	(470,472)	(403,473)	(377,333)	(358,420)	(301,272)

Net Revenue	500,764	423,057	359,890	349,270	334,288
Expenses	(354,388)	(334,037)	(271,719)	(262,583)	(258,809)

Income from continuing operations before income taxes	146,376	89,020	88,171	86,687	75,479
Income tax expense	(34,170)	(23,891)	(12,485)	(11,923)	(4,385)

Net income from continuing operations	$112,206	$65,129	$75,686	$74,764	$71,094

Earnings per share from continuing operations: (1)
Basic	$1.32	$0.75	$0.87	$0.87	$0.83
Diluted	1.30	0.75	0.87	0.86	0.82
Shares outstanding
Basic	84,675	86,916	86,223	86,178	85,503
Diluted	85,970	87,330	86,619	86,716	86,322
Financial Position
Unrestricted assets (2)	$366,037	$393,920	$373,036	$346,122	$240,710
Restricted assets (2)	8,059,309	7,640,581	7,421,481	7,825,955	6,649,722
Total assets	9,075,164	8,630,735	9,222,154	9,675,430	8,375,301
Payment service obligations	8,059,309	7,640,581	7,421,481	7,825,955	6,649,722
Long-term debt (3)	150,000	150,000	201,351	294,879	322,670
Redeemable preferred stock (4)	—	—	6,733	6,704	6,679
Stockholders’ equity (5)	624,129	565,191	868,783	718,947	758,556

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars and shares in thousands, except per share data)
Other Selected Data
Capital expenditures	$47,359	$29,589	$27,128	$26,842	$32,225
Depreciation and amortization	32,465	29,567	27,295	25,894	30,552
Cash dividends declared per share (6)	0.07	0.20	0.36	0.36	0.36
Average investable balances (7)	6,726,790	6,772,124	6,979,247	6,131,145	4,992,650
Net investment margin (8)	1.91%	1.42%	1.30%	1.81%	1.96%
Approximate number of countries and territories served	170	170	160	155	152
Number of money order and money transfer locations	127,069	116,032	104,963	98,816	95,334

(1)	Earnings per share for 2001 through 2003 is based on outstanding shares of Viad common stock. On June 30, 2004, Viad effected a 1:1 distribution of MoneyGram common stock, for a total distribution of 88,556,077 shares.

(2)	Unrestricted and restricted assets are comprised of cash and cash equivalents, receivables and investments. See Note 2 of the Notes to Consolidated Financial Statements for the determination of unrestricted assets.

(3)	Long-term debt for 2001 through 2003 represents Viad’s long-term debt prior to the June 30, 2004 spin-off. In connection with the spin-off, Viad repurchased $52.6 million of its medium-term notes and subordinated debt. In addition, Viad repaid $188.0 million of its outstanding commercial paper and retired $9.0 million of industrial revenue bonds.

(4)	Redeemable preferred stock relates solely to shares issued by Viad and redeemed in connection with the June 30, 2004 spin-off.

(5)	Stockholders’ equity for 2001 through 2003 represents Viad’s capital structure prior to the June 30, 2004 spin-off.

(6)	Cash dividends declared per share for 2000 through 2003 is based on dividends declared by Viad to holders of its common stock. Viad declared dividends of $0.18 per share during the first half of 2004. MoneyGram declared dividends of $0.02 per share during the second half of 2004.

(7)	Investable balances are comprised of cash and cash equivalents and investments.

(8)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

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
Our Separation from Viad Corp
On July 24, 2003, Viad announced a plan to separate its payment services segment, operated by Travelers Express Company, Inc. (“Travelers”), from its other businesses into a new company, and to effect a tax-free distribution of its shares in that company to Viad’s stockholders. On December 18, 2003, MoneyGram was incorporated in Delaware as a subsidiary of Viad for the purpose of effecting the proposed distribution. On June 30, 2004, Travelers was merged with a wholly owned subsidiary of MoneyGram and Viad distributed 88,556,077 shares of MoneyGram common stock to

Viad stockholders in a tax-free distribution. Stockholders of Viad received one share of MoneyGram common stock for every one share of Viad common stock owned.
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
As part of the separation from Viad, we entered into a variety of agreements with Viad to govern each of our responsibilities related to the distribution. These agreements include a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Benefits Agreement and an Interim Services Agreement. See Note 3 to the Consolidated Financial Statements.
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
In March 2004, we completed the sale of Game Financial Corporation for approximately $43.0 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded an after-tax gain of $11.4 million in the first quarter of 2004. In addition, in June 2004, we recorded an after-tax gain of $1.1 million from the settlement of a lawsuit brought by Game Financial Corporation. During 2005, we recorded a $0.7 million gain in connection with the partial resolution of contingencies relating to the sale of Game Financial Corporation. These amounts are reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax,” along with the operating results of Viad, including spin related costs of $14.6 million. The following discussion of our results of operations is focused on our continuing businesses.

RESULTS OF OPERATIONS
Summary
Following are significant items impacting operating results from continuing operations in 2005:

•	Global Funds Transfer segment revenue grew 22 percent in 2005, driven by 28 percent revenue growth in money transfer.

•	Our money order transaction volume declined three percent in 2005 as expected, which is slightly less than the trend for paper-based instruments. Based on current industry information, the trend in paper-based payment instruments is estimated to be an annual decline of five to eight percent.

•	The net investment margin of 1.91 percent (see Table 3) improved over the 2004 net investment margin of 1.42 percent primarily due to $12.6 million in cash recoveries on previously impaired securities and $6.2 million of income from limited partnership interests.

•	Fee and other revenue increased 21 percent in 2005, primarily from growth in money transfer transaction volume. In addition, we recognized $2.2 million of revenue from a payment received upon an early contract termination by a customer in the Payment Systems segment.

•	Our provision for uncollectible agent receivables increased in 2005 compared to 2004 due primarily to $6.7 million in provision for a specific agent.

•	Marketing expenditures increased over 50 percent as expected as we invest in our brand.

•	Transaction and operations support expense includes $2.2 million of legal matters within the Global Funds Transfer segment.

•	Interest expense in 2005 included the write-off of $0.9 million of unamortized deferred financing costs in connection with the amendment of our bank credit facility.

•	Our effective tax rate of 23.3 percent was down in 2005 compared to 26.8 percent in 2004 due primarily to $5.6 million of benefit recognized in connection with changes in estimates to previously estimated tax amounts and reversal of tax reserves no longer needed due to the passage of time.
In 2005, we continued to realize strong transaction volume growth in our money transfer product (which includes our bill payment services). Money order volumes and average investable balances declined as expected, although at a slower rate. The decline in money orders is consistent with the overall decreasing use of paper-based instruments, while the decline in average investable balances is due to the continued consolidation of financial institutions. In 2005, we operated in a flat yield curve environment, where short-term and long-term interest rates were almost equal. This is a challenging environment for Payment Systems, specifically our official check business, as it puts pressure on our net investment margin by holding investment yields down while investment commissions increase. Despite this pressure, we realized growth in our net investment margin through active management of the investment portfolio, a successful hedging strategy and adjusting pricing to reflect the current interest rate environment as contracts with our financial institution customers come up for renewal. The credit quality of our investment portfolio continued to improve, as evidenced by the cash recoveries on previously impaired investments and lower impairment charges taken in 2005. In addition, the credit quality of our agent receivables remained stable from 2004, with the exception of one agent.
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
We derive revenue primarily through service fees charged to consumers and through our investments. Fee and other revenue consist of transaction fees, foreign exchange and other revenue. Transaction fees are fees earned on the sale of money transfers, retail money order and bill payment products and official check transactions. Money transfer transaction fees are fixed per transaction and may vary based upon the face value of the amount of the transaction and the location in which the money transfer originates and to which it is sent. Money order and bill payment transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on international money transfer transactions. Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges.
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

Table 1 — Results of Operations

						As a Percentage of
				2005	2004	Total Revenue
				vs	vs
	2005	2004	2003	2004	2003	2005	2004	2003

								(%)
	(Dollars in thousands)			(%)	(%)	(%)	(%)
Revenue:
Fee and other revenue	$606,956	$500,940	$419,002	21	20	62	61	57
Investment revenue	367,989	315,983	323,099	16	(2)	38	38	44
Net securities (losses) gains	(3,709)	9,607	(4,878)	NM	NM	(0)	1	(1)

Total revenue	971,236	826,530	737,223	18	12	100	100	100
Fee commissions expense	231,209	183,561	144,997	26	27	24	22	20
Investment commissions expense	239,263	219,912	232,336	9	(5)	25	27	31

Total commissions expense	470,472	403,473	377,333	17	7	49	49	51

Net revenue	500,764	423,057	359,890	18	18	51	51	49
Expenses:
Compensation and benefits	132,715	126,641	107,497	5	18	14	15	15
Transaction and operations support	150,038	120,767	101,513	24	19	15	15	14
Depreciation and amortization	32,465	29,567	27,295	10	8	3	4	4
Occupancy, equipment and supplies	31,562	30,828	25,557	2	21	3	3	3
Interest expense	7,608	5,573	9,857	37	(43)	1	1	1
Debt tender and redemption costs	—	20,661	—	NM	NM	0	2	0

Total expenses	354,388	334,037	271,719	6	23	36	40	37

Income from continuing operations before income taxes	146,376	89,020	88,171	64	1	15	11	12
Income tax expense	34,170	23,891	12,485	43	91	4	3	2

Income from continuing operations	$112,206	$65,129	$75,686	72	(14)	11	8	10

NM = Not meaningful
Compared to 2004, total revenue in 2005 increased by $144.7 million, or 18 percent, and net revenue increased $77.7 million, or 18 percent, primarily driven by transaction growth of 38 percent in the money transfer business, $12.6 million of cash recoveries on previously impaired securities and $6.2 million of income from limited partnership interests. Total revenue in 2004 increased by $89.3 million, or 12 percent, and net revenue increased $63.2 million, or 18 percent, over 2003, driven by transaction growth in the money transfer business and higher net investment gains.
Total expenses, excluding commissions, increased in 2005 by $20.4 million, or 6 percent, over 2004. Total expenses in 2004 include debt tender and redemption costs of $20.7 million related to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. Other expenses increased $41.0 million, or 13 percent, over 2004 primarily due to transaction growth, marketing and employee-related expenses supporting our revenue growth. Total expenses, excluding commissions, increased in 2004 by $62.3 million, or 23 percent, over 2003 primarily due to the 2004 debt tender and redemption costs and the same factors noted above.

Table 2 — Net Fee Revenue Analysis

				2005	2004
				vs	vs
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Fee and other revenue	$606,956	$500,940	$419,002	21%	20%
Fee commissions expense	(231,209)	(183,561)	(144,997)	26%	27%

Net fee revenue	$375,747	$317,379	$274,005	18%	16%

Commissions as a % of fee and other revenue	38.1%	36.6%	34.6%
Fee and other revenue includes fees on money transfer, money order and official check transactions. It is a growing portion of our total revenue, increasing to 62 percent of total revenue for 2005 from 52 percent in 2002. As compared to 2004, fee and other revenue grew 21 percent, primarily driven by transaction growth in our money transfer and bill payment services, with volumes increasing 38 percent during the year. Revenue growth rates are lower than money transfer volume growth rates due to targeted pricing initiatives, specifically simplified pricing initiatives, in the money transfer business and product mix (higher money transfer volume growth with a decline in money order transactions). Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
For 2004 and 2003, fee and other revenue was 61 and 57 percent of total revenue, respectively, with 20 percent growth in 2004 versus the prior year. This growth is primarily driven by transaction growth in our money transfer and bill payment services, with volume increasing 36 percent during the year. As in 2005, revenue growth rates are lower than money transfer volume growth rates.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 26 percent for 2005 as compared to the prior year, primarily driven by higher transaction volume. Fiscal 2004 fee commissions expense was up 27 percent over 2003, again primarily due to higher transaction volume.
Net fee revenue increased $58.4 million, or 18 percent, in 2005 compared to 2004, driven by the increase in money transfer and bill payment transactions. Growth in net fee revenue was lower than fee and other revenue growth primarily due to product mix. Net fee revenue increased $43.4 million, or 16 percent, in 2004 compared to 2003 primarily due to the increase in money transfer and bill payment transaction volumes. Growth in net fee revenue was lower than fee and other revenue growth in 2004, primarily due to the pricing structure of certain large money order customers, as well as product mix.
Table 3 — Net Investment Revenue Analysis

				2005 vs		2004 vs
	2005	2004	2003	2004		2003

	(Dollars in thousands)
Components of net investment revenue:
Investment revenue	$367,989	$315,983	$323,099	16%		(2%	)
Investment commissions expense (1)	(239,263)	(219,912)	(232,336)	9%		(5%	)

Net investment revenue	$128,726	$96,071	$90,763	34%		6%

Average balances:
Cash equivalents and investments	$6,726,790	$6,772,124	$6,979,247	(1%	)	(3%	)
Payment service obligations (2)	5,268,512	5,370,768	5,615,562	(2%	)	(4%	)
Average yields earned and rates paid (3) :
Investment yield	5.47%	4.67%	4.63%	0.80%		0.04%
Investment commission rate	4.54%	4.09%	4.14%	0.45%		(0.05%	)
Net investment margin	1.91%	1.42%	1.30%	0.49%		0.12%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($389.8 million, $404.6 and $428.1 million for 2005, 2004 and 2003, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.
Investment revenue in 2005 increased 16 percent over 2004, primarily driven by higher yields on cash and adjustable rate securities, $12.6 million in cash flows from previously impaired investments and $6.2 million in income from limited partnership interests. Investment revenue declined two percent in 2004 compared to 2003, primarily driven by lower average investable balances. The higher average investable balances in 2003 resulted from the unprecedented mortgage refinancing activity that occurred during late 2002 and into 2003 due to the dramatic decline in interest rates. Refinancing activities caused an increase in the sale of official checks and, therefore, an increase in our average investable balances. In 2004, the refinancing activity declined, causing average investable balances to decline. The refinancing activity in 2003 also caused a significant increase in the prepayments of mortgage-backed debt securities in our investment portfolio, the proceeds of which we reinvested at lower interest rates.
Investment commissions expense in 2005 increased nine percent over 2004, primarily due to higher short-term rates which increased the amount of commissions paid to financial institution customers and the cost of receivables sold, partially offset by lower swap costs. Investment commissions expense in 2004 declined by five percent from 2003, primarily due to lower swap costs, partially offset by the impact of rising short-term rates. Lower swap costs are the result of maturing high rate swaps replaced by lower rate swaps, increases in short-term rates and lower notional swap balances.
Net investment revenue increased 34 percent in 2005 compared to 2004, with the net investment margin increasing 50 basis points to 1.91 percent. During 2005, the average Fed Funds rate increased 187 basis points and the average 5-year U.S. Treasury Note increased 62 basis points. These changes in interest rates are representative of the flat yield curve environment in which we operated in 2005. The 2005 margin benefited from the investment revenue items discussed above, as well as the lower swap costs. Net investment revenue increased by six percent in 2004 compared to 2003, with the net investment margin increasing 12 basis points to 1.42 percent. During 2004, the average Fed Funds rate increased 22 basis points and the average 5-year U.S. Treasury Note increased 47 basis points. The unprecedented mortgage refinancing activity in 2003 and 2002 caused the net investment margin to fall 51 basis points in 2003, while the 2004 net investment margins benefited from declining swap costs.
Table 4 — Summary of Gains, Losses and Impairments

				2005	2004
				vs	vs
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Gross realized gains	$7,378	$31,903	$26,058	$(24,525)	$5,845
Gross realized losses	(4,535)	(6,364)	(3,019)	1,829	(3,345)
Other-than-temporary impairments	(6,552)	(15,932)	(27,917)	9,380	11,985

Net securities (losses) gains	$(3,709)	$9,607	$(4,878)	$(13,316)	$14,485

As shown in Table 4, the Company had a net securities loss of $3.7 million compared to a net gain of $9.6 million in 2004 despite lower impairments. Net securities gains in 2004 included a large gain from the early pay off of a security held in the investment portfolio. Impairments in 2005 and 2004 related primarily to investments backed by aircraft and manufactured housing collateral. The decline in impairments in 2005 reflects the continued improvement in the credit quality of our portfolio. Net securities gains in 2004 increased $14.5 million from a net loss of $4.9 million in 2003, primarily due to lower impairments. In 2003, we recorded significant impairments on our investments backed by aircraft and manufactured housing collateral in response to credit quality deterioration.
Expenses
Expenses represent operating expenses other than commissions. As MoneyGram is the accounting successor to Viad, expenses through June 30, 2004 also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in the first six months of 2004 are approximately $10.2 million of expenses allocated from Viad that did not recur in 2005. We were obligated under our Interim Services Agreement with Viad to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning on July 1, 2004 for certain corporate services provided to MoneyGram by Viad. On July 1, 2005, we notified Viad of our termination of certain services under the Interim Services Agreement effective on September 28, 2005. As a result of this termination, our payments to Viad are less than $0.1 million in the fourth quarter of 2005 and first quarter of 2006. On December 22, 2005, we notified Viad of our termination of substantially all remaining services under the Interim Services Agreement effective in the second quarter of 2006. Any remaining services provided by Viad will terminate on June 30, 2006. Following is a discussion of the operating expenses presented in Table 1.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Included in 2004 are $4.3 million of expenses allocated from Viad that did not recur in 2005. Compensation and benefits increased five percent in 2005 compared to 2004, primarily driven by the hiring of additional personnel, stock option expense and higher incentive accruals, partially offset by the absence of Viad allocations. Compensation and benefits increased 18 percent in 2004 compared to 2003, primarily driven by higher incentive accruals, higher pension and benefit costs and the hiring of additional employees. In addition, 2003 benefited from a pension curtailment gain of $3.8 million. Because of the adverse impact that declining interest rates had on the Company’s performance in 2003, incentive accruals were substantially lower in 2003. The total number of employees increased in 2005 and 2004 to drive money transfer growth and handle public company responsibilities.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Included in 2004 are $5.4 million of expenses allocated from Viad that did not recur in 2005. Transactions and operations support costs increased 24 percent in 2005 compared to 2004, primarily driven by marketing expenditures, higher transaction volumes, use of professional services, legal matters and increased provisions for uncollectible agent receivables. Marketing expenditures increased just over 50 percent from 2004 as we invested in our money transfer brand recognition. We incurred higher professional services costs primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act and the regulatory environment, software development and other projects. We are seeing a trend among state and federal regulators of banks and other financial services businesses toward enhanced scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we incurred additional costs related to the eMoney Transfer service that was launched in March 2004 as we moved processing in-house from a third-party processor during 2005. During the first quarter of 2005, we incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter related to our Global Funds Transfer segment. We recognized additional provisions for uncollectible agent receivables of $6.7 million related to a specific agent in the New York check casher channel.

Transaction and operations support costs were up 19 percent in 2004 over 2003, partially driven by the $4.5 million impairment of capitalized technology costs related to the discontinued development of a project with Concorde EFS and other discontinued projects and the $2.1 million impairment of intangible assets related to a purchased customer list for an expected customer departure. The remaining increase in transaction and operations support expense is driven primarily by higher insurance costs, public company costs and higher provisions for uncollectible agent receivables. The higher provision for uncollectible agent receivables is primarily the result of losses experienced in the check casher channel.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization increased ten percent in 2005 compared to 2004, primarily due to the amortization of our investment in computer hardware and capitalized software to enhance the money transfer platform and the amortization of leasehold improvements (offset by a corresponding reduction in rent expense). Our investments in computer hardware and software helped drive the growth in the money transfer product. Depreciation and amortization expense was up eight percent in 2004 over 2003, primarily due to the amortization of computer hardware and capitalized software developed to enhance the money transfer platform.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Included in 2004 are $0.4 million of expenses allocated from Viad that did not recur in 2005. Occupancy, equipment and supplies increased two percent in 2005 compared to 2004, primarily driven by software and asset maintenance, partially offset by rent reductions from the amortization of lease incentives. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off. Occupancy, equipment and supplies in 2004 increased 21 percent over 2003, primarily due to normal increases in facilities rent, higher software maintenance costs and losses on disposal of equipment.
Interest expense — Interest expense increased 37 percent in 2005 as compared to 2004, primarily driven by expenses related to the amendment of our bank credit facility and rising interest rates. In connection with the amendment of our $350.0 million bank credit facility in the second quarter of 2005, we expensed $0.9 million of unamortized financing costs related to the original facility. See “Management’s Discussion and Analysis — Other Funding Sources and Requirements” for further information regarding the amendment of our bank credit facility. Interest expense declined 43 percent in 2004 as compared to 2003 on lower average outstanding debt balances and lower average interest rates. Viad paid down $249.6 million of debt in 2004 in connection with the spin-off. Beginning in the second half of 2004, interest expense incurred relates to the $150.0 million MoneyGram borrowed under its credit facility on June 30, 2004 in connection with the spin-off. Interest expense on this MoneyGram debt was $2.4 million in 2004, including amortization of deferred financing costs.
Debt tender and redemption costs — Debt tender and redemption costs incurred during 2004 of $20.7 million relate to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. No such costs were incurred in 2005 or 2003.
Income taxes — The effective tax rate was 23.3 percent in 2005, compared to 26.8 percent in 2004 and 14.2 percent in 2003. The corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The tax rate in 2005 benefited from a reduction in provision of $5.6 million due to reversal of tax reserves no longer needed due to the passage of time and changes in estimates of tax amounts. These benefits were offset by the decline in tax-exempt investment income as a percentage of total income. In addition, the 2004 effective tax rate was adversely affected by the costs related to the redemption of Viad’s redeemable preferred shares, which are not tax deductible. The 2004 effective tax rate is higher than 2003 mainly due to the redemption costs.

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
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Table 5 reconciles segment operating income to income from continuing operations before income taxes as reported in the financial statements.
Table 5 — Segment Information

	2005	2004	2003

	(Dollars in thousands)
Operating income:
Global Funds Transfer	$121,677	$102,606	$96,823
Payment Systems	42,406	27,163	15,123

Total segment operating income	164,083	129,769	111,946
Debt tender and redemption costs	—	20,661	—
Interest expense	7,608	5,573	9,857
Other unallocated expenses	10,099	14,515	13,918

Income from continuing operations before income taxes	$146,376	$89,020	$88,171

Other unallocated expenses through June 30, 2004 include Viad corporate overhead that was not allocated to its subsidiaries and could not be classified as discontinued operations, as well as certain pension and benefit obligation expenses that were retained by MoneyGram in the spin-off that are not allocated to the segments. After the spin-off, other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to Viad.

Table 6 — Global Funds Transfer Segment

				2005	2004
				vs	vs
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Revenue	$649,617	$532,064	$450,108	22%	18%
Operating income	121,677	102,606	96,823	19%	6%
Operating margin	18.7%	19.3%	21.5%
Global Funds Transfer — Revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Revenue increased 22 percent in 2005 over 2004, primarily driven by the growth in the money transfer and bill payment services as total transaction volume grew 38 percent. Domestic originated transactions (including bill payment) grew 39 percent, while international originated transactions grew 36 percent from 2004. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 16 percent over 2004, primarily in the international markets, to over 89,000 locations. Revenue increased 18 percent in 2004 over 2003, primarily driven by growth in the money transfer and bill payment services as transaction volumes increased by 36 percent. Domestic originated transactions (including bill payment) grew 38 percent, while international originated transactions grew 31 percent for the same periods. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 22 percent in 2004 over 2003, primarily in the international markets, to over 77,000 locations.
Retail money order transaction volume declined three percent from 2004 as expected. This decline is slightly less than the trend of five to eight percent declines for paper-based financial instruments due to money order volume growth at a particular customer. Retail money order transaction volume was flat in 2004 compared to 2003. Investment revenue increased 24 percent in 2005 compared to 2004, primarily due to higher average investable balances. Net securities losses in 2005 were $0.8 million as compared to net securities gains of $2.3 million in 2004. Investment revenue increased four percent in 2004 compared to 2003 primarily due to higher average investable balances. Net securities losses in 2003 were $1.0 million.
Commissions expense in 2005 was up 25 percent compared to 2004, primarily driven by the 23 percent growth in fee and other revenue. Commissions expense as a percentage of revenue of 38.4 percent in 2005 increased from 37.6 percent in 2004 primarily due to product mix as growth in the money transfer business outpaces money orders. We anticipate this trend to continue with the continued growth of the money transfer business. As compared to 2003, commissions expense in 2004 was up 24 percent, primarily driven by the 20 percent growth in fee and other revenue. Commissions expense as a percentage of revenue increased from 35.9 percent in 2003 due to the pricing structure of certain large money order customers, as well as the shift in product mix towards money transfer.
Operating income in 2005 increased 19 percent over 2004 due to the growth in money transfer and bill payment services and the higher investment revenue. Operating income in 2004, which includes a $4.5 million impairment charge for capitalized technology costs, increased six percent from 2003 due to the growth in money transfer and net investment gains. The operating margin of 18.7 percent in 2005 decreased from the margin of 19.3 percent in 2004 as a result of our investment in marketing, higher provisions for uncollectible agent receivables and the continued product mix shift from retail money orders to money transfer. The operating margin decreased in 2004 from a margin of 21.5 percent in 2003 as a result of the product mix shift from retail money orders to money transfers, as well as the decline in margins of the retail money order business.

Table 7 — Payment Systems Segment

				2005	2004
				vs	vs
	2005	2004	2003	2004	2003

	(Dollars in thousands)
Revenue	$321,619	$294,466	$287,115	9%	3%
Operating income	42,406	27,163	15,123	56%	80%
Operating margin	13.2%	9.2%	5.3%
Taxable equivalent basis (1):
Revenue	$340,655	$315,207	$312,627	8%	1%
Operating income	61,441	47,905	40,635	28%	18%
Operating margin	18.0%	15.2%	13.0%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $19.0 million, $20.7 million and $25.5 million for 2005, 2004 and 2003, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems — Revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased nine percent in 2005 compared to 2004 due primarily to higher investment revenue and $2.2 million of fee revenue received upon the early termination of a customer contract, partially offset by net securities losses. Investment revenue increased due to higher yields on the portfolio, $10.1 million of cash flows from previously impaired securities and $5.0 million of income from limited partnership interests. Net securities losses of $2.9 million in 2005 are a decline from 2004 net securities gains of $7.3 million. In 2004, net securities gains were positively affected by the early pay off of a security held in the portfolio, partially offset by impairments of certain securities and realized losses from repositioning the portfolio. Revenue increased three percent during 2004 compared to 2003 due to an increase in net securities gains and fee revenue, partially offset by a decline in investment revenue. Investment revenue declined four percent during 2004 compared to 2003 primarily due to lower investable balances as the heavy consumer refinancing activity during 2003 declined.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense increased eight percent in 2005 compared to 2004, primarily due to higher commissions paid to financial institutions as short-term interest rates increased. Commissions expense declined six percent in 2004 as compared to 2003, primarily due to lower swap costs, partially offset by higher commissions paid to financial institution customers. Commissions expense as a percentage of revenue decreased to 69 percent in 2005 and 2004 compared to 75 percent in 2003, primarily due to higher swap costs in 2003.
The operating margin in 2005 increased to 13.2 percent (18.0 percent on a taxable equivalent basis) as compared to 2004 operating margin of 9.2 percent (15.2 percent on a taxable equivalent basis), primarily due to the higher investment revenue. The cash flows from previously impaired securities, income from limited partnership interests and termination fee contributed a combined 4.9 percentage points to the operating margin in 2005. The operating margin for 2004 increased from a 2003 operating margin of 5.3 percent (13.0 percent on a taxable equivalent basis), primarily due to higher net securities gains. Operating income in 2004 includes $7.3 million of net securities gains and a charge of $2.1 million related to intangible assets.

Outlook
We believe that the following key items will have an impact on our future operations. In 2006, we expect:

•	Net revenue (total revenue less total commissions) to be in the range of $535 million to $560 million.

•	Net investment margin to be in the range of 155 to 165 basis points. Average portfolio balances are expected to be in the range of $6.3 - $6.6 billion for the year.

•	Income from continuing operations before tax to be in the range of $147 million to $155 million.

•	Diluted earnings per share to be in the range of $1.25 to $1.30.
These expectations include the expensing of stock options, which we began at the beginning of 2005. This guidance is dependent on a variety of factors, including those referred to under “Forward Looking Statements.” From time to time, events may occur which can result in unanticipated income or losses. Our outlook does not reflect such events.
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
At December 31, 2005, we had cash and cash equivalents of $866.4 million, net receivables of $1,325.6 million and investments of $6,233.3 million, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies, which generally require us to maintain liquid assets and investments with a rating of A or higher, in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons, and by Company policy are not available to satisfy working capital or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities and non-rated securities to 2.5 percent of our total investments and cash equivalents. As of December 31, 2005, we are in compliance with this policy. In February 2006, this policy was revised to 3.0 percent of our total investments.
As of December 31, 2005 and 2004, we had unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 8 — Unrestricted Assets

	2005	2004

	(Dollars in thousands)
Cash and cash equivalents	$866,391	$927,042
Receivables, net	1,325,622	771,966
Investments	6,233,333	6,335,493

	8,425,346	8,034,501
Amounts restricted to cover payment service obligations	(8,059,309)	(7,640,581)

Unrestricted assets	$366,037	$393,920

The decline in unrestricted assets is primarily due to fluctuations in the market value of our investments and higher levels of capital expenditures and repurchases of our common stock, as well as changes in our working capital resulting from the timing of normal operational activities.
Table 9 — Cash Flows Provided By or Used In Operating Activities

	2005	2004	2003

	(Dollars in thousands)
Net income	$112,946	$86,412	$113,902
Total adjustments to reconcile net income	68,278	86,150	60,875

Net cash provided by continuing operating activities before changes in payment service assets and obligations	181,224	172,562	174,777
Change in cash and cash equivalents (substantially restricted)	68,283	75,937	286,364
Change in receivables, net (substantially restricted)	(566,282)	(22,654)	(243,789)
Change in payment service obligations	418,728	219,100	(404,474)

Net change in payment service assets and obligations	(79,271)	272,383	(361,899)

Net cash provided by (used in) continuing operating activities	$101,953	$444,945	$(187,122)

Table 9 summarizes the cash flows provided by (used in) continuing operating activities. For 2005, net cash provided by continuing operating activities before changes in payment service assets and obligations increased $8.7 million to $181.2 million from $172.6 million for 2004. This increase is primarily due to the timing of payment on other assets and accounts payable and other liabilities. Net cash provided by continuing operating activities before changes in payment service assets and obligations decreased $2.2 million in 2004 from $174.8 million for 2003. The decrease is primarily due to the lower net income in 2004.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio. Table 10 summarizes the cash flows provided by or used by payment service assets and obligations, net of investment activity:
Table 10 — Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	2005	2004	2003

	(Dollars in thousands)
Proceeds from sales and maturities of investments	$1,836,965	$2,851,895	$5,354,783
Purchases of investments	(1,843,064)	(3,098,498)	(4,888,918)

Net investment activity	(6,099)	(246,603)	465,865
Net change in payment service assets or obligations	(79,271)	272,383	(361,899)

Cash flows provided by (used in) payment service assets and obligations, net of investment activity	$(85,370)	$25,780	$103,966

During 2005, we used $85.4 million in cash flows from payment service assets and obligations, net of investment activity, compared to $25.8 million in cash flows provided by payment service assets and obligations, net of investment activity, in 2004. This change is primarily due to the timing of payment service assets and obligations, partially offset by lower net investment activity. During 2004, the cash flows provided by payment service assets and obligations, net of investment activity, decreased $78.2 million over 2003 primarily due to lower levels of investment activity. In 2003, the Company repositioned its portfolio and experienced a high rate of prepayments on its mortgage-backed securities, generating significant levels of proceeds and purchasing activity as the proceeds were reinvested. Amounts not reinvested were primarily used to cover payment service obligations presented for payment.
Table 11 — Cash Flows Provided By or Used In Investing Activities

	2005	2004	2003

	(Dollars in thousands)
Net investment activity	$(6,099)	$(246,603)	$465,865
Purchases of property and equipment	(47,359)	(29,589)	(27,128)
Cash paid for acquisitions	(8,535)	—	(105,080)
Proceeds from sale of Game Financial Corporation	—	15,247	—
Other	(700)	428	(1,341)

Other investing activity	(56,594)	(13,914)	(133,549)

Net cash (used in) provided by investing activities	$(62,693)	$(260,517)	$332,316

Table 11 summarizes the net cash provided by (used in) investing activities. Investing activities primarily consist of activity within our investment portfolio as previously discussed. We used cash of $56.6 million, $13.9 million and $133.5 million in 2005, 2004 and 2003, respectively, for other investing activity. In 2005, we paid $8.5 million to acquire ACH Commerce. In 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. In 2003, we paid $105.1 million to acquire the remaining interest in MoneyGram International Limited. Capital expenditures for property and equipment of $47.4 million, $29.6 million and $27.1 million in 2005, 2004 and 2003, respectively, primarily relate to our continued investment in the money transfer platform.
Cash Flows from Financing Activities: Net cash used in financing activities was $39.3 million, $110.4 million and $138.9 million in 2005, 2004 and 2003, respectively. During 2005, we used cash of $50.0 million to repurchase our common stock and $6.1 million to pay dividends. Sources of cash in 2005 relate solely to stock option exercises. During 2004, the main uses of cash related to the redemption of Viad’s debt and redeemable preferred stock for approximately $203.0 million and $23.9 million, respectively, payments of dividends totaling $17.4 million and the purchase of treasury stock for $16.2 million. (Dividends paid and treasury stock purchased by the Company subsequent to the spin-off totaled $1.8 million and $16.2 million, respectively.) Sources of cash in 2004 related to the $150.0 million in borrowings made under the Company’s credit facility entered into in connection with the spin-off and stock option exercises. All 2003 cash flows relate to actions taken by Viad, including paying down $105.7 million of debt, net payments on the revolver of $5.0 million, payment of dividends totaling $31.6 million and acquisitions of treasury stock at a cost of $1.0 million.
Other Funding Sources and Requirements
In connection with the spin-off, MoneyGram entered into a bank credit facility providing availability of up to $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. On June 30, 2004, the Company borrowed $150.0 million (consisting of the $100.0 million term loan and $50.0 million under the revolving credit facility) and used all of the proceeds to pay merger consideration to Viad in connection with the spin-off. On June 29, 2005, the Company amended its bank credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced usage fees on the facility to a range of 0.080% to 0.250%, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt.
The remaining availability under the bank credit facility is available for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2005, we were in compliance with these covenants. On December 31, 2005, the interest rate under the bank credit facility was 5.02%, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125%.
In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At December 31, 2005, the two debt swaps had an average fixed pay rate of 4.3 percent and an average variable receive rate of 3.9 percent.
At December 31, 2005, we had reverse repurchase agreements, letters of credit and various overdraft facilities totaling $1.8 billion available to assist in the management of our investments and the clearing of payment service obligations. There was $100.0 million outstanding under the reverse repurchase agreements and $10.4 million outstanding under various letters of credit at December 31, 2005.

Table 12 — Contractual Obligations

	Payments due by period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(Dollars in thousands)
Debt	$183,885	$7,530	$15,060	$161,295	$—
Operating leases	43,490	5,534	10,161	10,107	17,688
Derivative financial instruments	23,688	8,473	12,138	3,120	(43)
Other obligations	6,096	6,096	—	—	—
Capital lease obligations	346	241	105	—	—
Interim services agreement	100	100	—	—	—

Total contractual cash obligations	$257,605	$27,974	$37,464	$174,522	$17,645

Debt consists of amounts outstanding under the term loan and revolving credit facility at December 31, 2005, as described in “Other Funding Sources,” as well as related interest payments. As described above, interest payments on our outstanding debt is based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.02 percent, which is the rate in effect on December 31, 2005. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio. The interim services agreement is the obligation under our agreement with Viad for certain services to be provided to the Company as described in Note 3 of the Notes to the Consolidated Financial Statements.
MoneyGram has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. During 2005, MoneyGram contributed $13.0 million to the funded pension plans and expects to contribute $9.8 million in 2006. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2005, we paid benefits totaling $2.9 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.0 million in 2006. Expected contributions and benefit payments under these plans are not included in the table above. See “Critical Accounting Policies — Pension obligations” for further discussion of these plans.
Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $1.6 million of property and equipment received by the Company but not paid as of December 31, 2005. These amounts will be paid by the Company in January and February 2006.
We have agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants that include maintenance of total cash and cash equivalents, receivables and investments substantially restricted for payment services obligations at least equal to total outstanding payment service obligations, as well as maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 103 percent. We are in compliance with these covenants at December 31, 2005.
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
The Company has investment grade ratings of BBB/ Baa2 and a stable outlook from the three major credit rating agencies. Our ability to maintain an investment grade rating is important because it affects the cost of borrowing and certain financial institution customers require that we maintain an investment grade rating. Any ratings downgrade could increase our cost of borrowing or require certain actions to be performed to rectify such a situation. A downgrade could also have an effect on our ability to attract new customers and retain existing customers.
Although no assurance can be given, we expect operating cash flows and short-term borrowings to be sufficient to finance our ongoing business, maintain adequate capital levels, and meet debt and clearing agreement covenants and investment grade rating requirements. Should financing requirements exceed such sources of funds, we believe we have adequate external financing sources available to cover any shortfall, including unused commitments under our credit facilities.
The Company has an effective universal shelf registration on file with the Securities and Exchange Commission. The universal shelf registration provides for the issuance of up to $500.0 million of our securities, including common stock, preferred stock and debt securities. The securities may be sold from time to time in one or more series. The terms of the securities and any offering of the securities will be determined at the time of the sale. The shelf registration is intended to provide the Company with additional funding sources for general corporate purposes, including working capital, capital expenditures, debt payment and the financing of possible acquisitions or stock repurchases.
Stockholders’ Equity
On June 30, 2004, MoneyGram charged the historical cost carrying amount of the net assets of Viad in the amount of $426.6 million directly to equity as a dividend.
On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. In 2005, we repurchased 2,275,651 shares of our common stock under this authorization at an average cost of $21.97 per share. As of December 31, 2005, we have repurchased a total of 3,045,950 shares of our common stock under this authorization and have remaining authorization to purchase up to 3,954,050 shares.
During 2005, we paid $6.1 million in dividends on our common stock. In addition, the Board of Directors declared a dividend of $0.04 per share of common stock on February 16, 2006 to be paid on April 3, 2006 to stockholders of record on March 17, 2006. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. During 2005, we increased the quarterly dividend from $0.01 to $0.04 per share. We intend to continue paying a quarterly dividend of $0.04 per share in 2006, subject to Board approval, which will be funded through cash generated from operating activities.
Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. At December 31, 2005, the Trust held 918,032 shares of MoneyGram common stock. The market value of the shares held by this Trust of $23.9 million at December 31, 2005 represents unearned employee benefits that are recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.

Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average we sold receivables totaling $389.8 million during 2005 for a total discount of $13.5 million.
The Finance and Investment Committee of the Board of Directors generally must approve any transactions and strategies, including any potential off-balance sheet arrangements, that materially affect investment results and cash flows.
ENTERPRISE RISK MANAGEMENT
Risk is an inherent part of our business, including interest rate risk, liquidity risk, credit risk, operational risk, regulatory risk and foreign currency exchange risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business.
The Company’s risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value. The extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability. Management implements Board approved policies covering the Company’s funding activity, investing activity and use of derivatives. The Company’s Board of Directors has established a Finance and Investment Committee, consisting of five independent Board members, which oversees the investment, capital, credit and foreign currency policies and strategies. An Asset/ Liability Committee, comprised of senior management, routinely reviews investment and risk management strategies and results. The Board’s Finance and Investment Committee receives periodic reports regarding the investment portfolio and results.
Following is a discussion of the strategies used by the Company to manage and mitigate interest rate risk and credit risk. The following discussion contains forward-looking statements. The analyses used to assess interest rate risk and credit risk are not predictions of future events, and actual results may vary significantly due to events in the markets in which we operate and certain other factors as described in the following discussion.
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
The Company uses net investment revenue simulation analysis and market value of equity modeling for measuring and analyzing consolidated interest rate risk. The net investment revenue simulation analysis incorporates substantially all of the Company’s interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. The Company has previously disclosed the impact on pre-tax income from continuing operations of changes in interest rates using a “shock” analysis, which assumes an immediate and sustained change to the yield curve for a one-year period. In connection with changes in our internal analysis process, we will now disclose the impact on pre-tax income from continuing operations using a “gradual ramp” analysis, under which the yield curve is assumed to increase gradually over a one-year period. We believe that this methodology is more reflective of how yield curves actually change in rising or declining interest rate environments. As of December 31, 2005, the results of the “shock” and “gradual ramp” analyses were not materially different. The market value of equity modeling measures the degree to which market values of the Company’s interest rate sensitive assets and liabilities will change given different interest rate scenarios. Consistent with prior disclosures, the Company measures the impact to the market value of equity using a “shock” analysis as market value is measured at a point in time. Table 13 summarizes the changes to our pre-tax income from continuing operations and the market value of equity under various scenarios.

Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates

	Down	Down	Down	Up		Up		Up
	200	100	50	50		100		200

	(Dollars in thousands)
Pre-tax income from continuing operations	$3,500	$2,900	$1,900	$(3,300)		$(5,600)		$(10,100)
Percent change	2.1%	1.8%	1.2%	(2.0%	)	(3.5%	)	(6.2%	)
Market value of equity	$148,500	$88,700	$48,900	$(57,100)		$(124,500)		$(265,100)
Percent change	24.3%	14.5%	8.0%	(9.3%	)	(20.4%	)	(43.4%	)
Credit Risk
Credit risk represents the potential risk that the Company may not collect on interest and/or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. The Company is also exposed to the potential risk that the Company may not collect on funds received by agents in connection with money transfers and money orders.
Approximately 83 percent of the Company’s investment portfolio at December 31, 2005 consists of securities that are not issued or guaranteed by the U.S. government. If the issuer of any of these securities or counterparties to any of our derivative financial instruments were to default in payments or otherwise experience credit problems, the value of the investments and derivative financial instruments would decline and adversely impact our investment portfolio and earnings. As it relates to the investment portfolio, the Company’s strategy is to maximize the relative value versus return on each security, sector and collateral class. The Company uses a comprehensive process to manage its credit risk relating to investments, including active credit monitoring and quantitative sector analysis. The Company also addresses credit risk by investing primarily in investments with ratings of A3/A- or higher or which are collateralized by federal agency securities, as well as ensuring proper diversification of the portfolio by limiting individual investments to one percent of the total portfolio. Approximately 85 percent of the Company’s investment portfolio at December 31, 2005 consists of securities with an A or better rating. The Company manages its credit risk related to its derivative financial instruments by entering into agreements only with major financial institutions and regularly monitoring the credit ratings of these financial institutions.
Due to the nature of our business, the vast majority of our Global Funds Transfer business is conducted through independent agents. Our agents receive the proceeds from the sale of our payment instruments and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1,100 million, representing a combination of money orders, money transfers and bill payment proceeds. This credit exposure is spread across almost 27,500 agents, of which 14 owe us in excess of $15.0 million each at any one time. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents under certain circumstances. The Company assesses the creditworthiness of each potential agent before accepting it into our distribution network. The Company actively monitors the credit risk of active agents on an on-going basis by conducting periodic comprehensive financial reviews and cash flow analysis of our agents who average high volumes of money order sales. In addition, the Company frequently takes additional steps to minimize agent credit risk, such as requiring owner guarantees, corporate guarantees and other forms of security where appropriate. The Company monitors remittance patterns versus reported sales by agent on a daily basis. The Company also utilizes software embedded in each point of sale terminal to control both the number and dollar amount of money orders sold. This software also allows the Company to monitor for suspicious transactions or volumes of sales, assisting the Company in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, the Company has the ability to remotely disable money order dispensers or transaction devices to prevent agents from issuing money orders or performing money transfers if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing.

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
Had the British pound and Euro appreciated (depreciated) up to twenty percent over actual exchange rates for 2005, pre-tax operating income would have seen an increase (decrease) of up to $4.4 million for the year. This sensitivity analysis considers both the impact on translation of our foreign denominated revenue and expense streams and the impact on our hedging program.
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
Fair Value of Investment Securities — Our investment securities are classified as available-for-sale, including securities being held for indefinite periods of time and those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities. These securities are carried at market value (or fair value), with the net after-tax unrealized gain or loss reported as a separate component of stockholders’ equity. Fair value is generally based on quoted market prices. However, certain investment securities are not readily marketable. As a result, the fair value of these investments is based on cash flow projections that require a significant degree of management judgment as to default and recovery rates of the underlying investments. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available-for-sale portfolio increases, along with stockholders’ equity.
Other Than Temporary Impairments — Securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities, EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and SEC Staff Accounting Bulletin No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. The Company evaluates investments for beneficial interests in structured investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less that its carrying value, the investment is written down to fair value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects, the effects of changes in interest rates, the length of time and the extent to which the market value of the investment has been less than cost and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
We recorded $6.6 million, $15.9 million and $27.9 million of other-than-temporary impairment losses in 2005, 2004 and 2003, respectively, primarily related to other asset-backed securities, collateralized mortgage obligations and structured notes held in our investment portfolio. During 2005 and 2004, we received $12.6 million and $1.9 million in cash recoveries on previously impaired securities. No recoveries were received in 2003. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value.
Derivative financial instruments — Derivative financial instruments are used as part of our risk management strategy to manage exposure to fluctuations in interest and foreign currency rates. We do not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions are no longer probable of occurring or did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.
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

	2005	2004	2003

Net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Projected benefit obligation:
Discount rate	5.90%	6.00%	6.25%
Rate of compensation increase	5.75%	4.50%	4.50%
MoneyGram’s pension expense for 2005, 2004 and 2003 was $9.4 million, $9.0 million and $6.9 million, respectively. In addition, MoneyGram recorded a $3.8 million curtailment gain in fiscal 2003 resulting from the freezing of the defined benefit pension plan. Pension expense is calculated based upon the actuarial assumptions shown above. For 2005, pension expense consisted of service cost of $1.9 million, interest cost of $11.3 million, amortization of prior service cost of $0.7 million and recognized net actuarial loss of $4.1 million less expected return on plan assets of $8.6 million. The fair value of pension plan assets increased to $108.8 million at December 31, 2005 from $98.1 million at December 31, 2004 due to the actual return on plan assets and employer contributions exceeding benefits paid. Employer contributions increased $8.2 million over 2004, while benefits paid decreased $2.8 million compared to 2004.
The discount rates used to determine benefit obligation and pension expense is reviewed on an annual basis. Lowering the discount rate by 50 basis points would have increased 2005 pension expense by $0.7 million, while increasing the discount rate by 50 basis points would have decreased 2005 pension expense by $0.8 million.
In developing the expected rate of return, MoneyGram employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. MoneyGram’s current asset allocation consists of approximately 56 percent in large capitalization and international equity stock funds, approximately 39 percent in fixed income securities such as global bond funds and corporate obligations, approximately two percent in a real estate limited partnership interest and three percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity security funds are diversified across U.S. and non-U.S. stocks. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.
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
MoneyGram’s pension assets are primarily invested in marketable securities that have readily determinable current market values. MoneyGram’s investments are rebalanced regularly to stay within the investment guidelines. MoneyGram reviews the expected rate of return in connection with significant changes in the pension asset allocation, the investing strategy or in inflation and interest rates. The actual rate of return on average pension assets in 2005 was 5.55 percent, as compared to the expected rate of return of 8.50 percent. As the expected rate of return is a long-term assumption and the widely accepted capital market principle is that assets with higher volatility generate greater long-term returns, we do not believe that the actual return for one year is significantly different from the expected return used to determine the benefit obligation. Changing the expected rate of return by

50 basis points would have increased 2005 pension expense by $0.5 million.
Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in MoneyGram’s pension plans.
Stock-based compensation — Prior to January 1, 2005, the Company accounted for its stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. As our stock option plans require the employee to pay an amount equal to the market price on the date of grant, no compensation expense was recognized under APB No. 25. Performance-based stock and restricted stock awards were accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and were valued at the quoted market price of the Company’s stock at the date of grant and expensed using the straight-line method over the vesting or service period of the award. Effective January 1, 2005, the Company adopted SFAS No. 123R, which requires that all share-based compensation awards be measured at fair value at the date of grant. No modifications were made to outstanding share-based compensation awards prior to the adoption of SFAS No. 123R.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model. Expected volatility is based on the historical volatility of the Company since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of restricted stock awards is determined using the quoted market price of the Company’s common stock on the date of grant. Compensation cost, net of estimated forfeitures, is recognized using a straight-line method over the vesting or service period.
Recent Accounting Developments
Recent accounting developments are set forth in Note 2 of the Notes to the Consolidated Financial Statements.
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Annual Report on Form 10-K, including under Item 1A entitled “Risk Factors,” and the documents incorporated by reference herein. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

• Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

• Development of New and Enhanced Products. We may be unable to successfully and timely implement new or enhanced technology, delivery methods and product offerings, including pre-paid stored value cards and new bill payment services.

• Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property in-

fringement action could harm our business and prospects.

• Litigation or Investigations. Our business and results of operations may be materially adversely affected by lawsuits or investigations which could result in material settlements, fines or penalties.

• Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

• U.S. Regulation. Failure by us or our agents to comply with the laws and regulatory requirements of federal and state regulatory authorities, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

• International Regulation. Imposition of additional regulatory requirements in the foreign countries in which we operate could adversely affect our business.

• Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

• Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

• Investment Portfolio Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio.

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

• Network and Data Security. If we face system interruptions and system failures due to defects in our software, development delays and installation difficulties, or for any other reason, our business could be harmed.

• Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

• International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

• Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change in control of our Company.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure is discussed under “Enterprise Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-44. See the “Index to Financial Statements” on page F-1.

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
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2005 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2005, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s annual report on internal control over financial reporting is provided on page F-2 of this Annual Report on Form 10-K. The attestation report of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, regarding the Company’s internal control over financial reporting is provided on page F-4 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections entitled “Proposal 1: Election of Directors,” “Board of Directors and Governance” and “Security Ownership of Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein entitled “Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in “Executive Officers of the Registrant” In Part I, Item 1 of this Annual Report on Form 10-K.
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
We also have adopted a set of Corporate Governance Guidelines and charters for all of our Board Committees, including the Audit, Corporate Governance and Nominating, Human Resources and Finance and Investment Committees. Our Corporate Governance Guidelines and committee charters are posted on our website at www.moneygram.com in the Investor Relations section and are available in print free of charge to any stockholder who requests them. Written requests for our Code Ethics, Always Honest policy, Corporate Governance Guidelines and committee charters should be addressed to MoneyGram International, Inc., 1550 Utica Avenue South, Minneapolis, Minnesota 55416, Attention: Corporate Secretary.

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Board of Directors and Governance — Compensation of Directors” and “Executive Compensation and Other Information” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Security Ownership of Management,” and “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.
The following table provides information about our common stock that may be issued as of December 31, 2005 under our 2004 Omnibus Incentive Plan and our 2005 Omnibus Incentive Plan, which are our only existing equity compensation plans. The 2004 Omnibus Incentive Plan was approved by Viad, as our sole stockholder, prior to the spin-off, and our 2005 Omnibus Incentive Plan was approved by our stockholders at the annual meeting in May 2005. No further awards can be made pursuant to the 2004 Omnibus Incentive Plan following stockholder approval of the 2005 Omnibus Incentive Plan.

Number of securities
remaining available
for future issuance
	Number of securities		Weighted average	under equity
	to be issued upon		exercise price ($)	compensation plans
	exercise of		of outstanding	(excluding securities
	outstanding options,		options, warrants	reflected in
Plan Category	warrants and rights		and rights	column (a))

	(a)		(b)	(c)
Equity compensation plans approved by stockholders	4,883,262	(1)	$18.34	7,443,500	(2)
Equity compensation plans not approved by stockholders	None		None	None
Total	4,883,262	(1)	$18.34	7,443,500	(2)

(1)	Column (a) does not include any restricted stock awards that have been issued under the 2004 Omnibus Incentive Plan or any stock units granted under any deferred compensation plan. At December 31, 2005, 692,939 shares of restricted stock granted under the 2004 Omnibus Incentive Plan and the 2005 Omnibus Incentive Plan were outstanding.

(2)	Securities remaining available for future issuance under equity compensation plans may be issued in any combination of securities, including options, rights, restricted stock, dividend equivalents and unrestricted stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the “Index to Financial Statements and Schedules” are filed as part of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto listed in the “Index to Financial Statements.”

(3)	Exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date: March 1, 2006	By: /s/ Philip W. Milne Philip W. Milne President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

/s/ Philip W. Milne Philip W. Milne	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David J. Parrin David J. Parrin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jean C. Benson Jean C. Benson	Vice President and Controller (Principal Accounting Officer)

* Robert H. Bohannon	Chairman

* Jess Hay	Director

* Judith K. Hofer	Director

* Donald E. Kiernan	Director

* Robert C. Krueger	Director

* Othón Ruiz Montemayor	Director

* Linda Johnson Rice	Director

* Douglas L. Rock	Director

* Albert M. Teplin	Director

* Timothy R. Wallace	Director

/s/ Teresa H. Johnson Teresa H. Johnson * As attorney-in-fact	Executive Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.2	Bylaws of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).

4.2	Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent (Incorporated by reference from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

4.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

10.3	Interim Services Agreement, dated as of June 30, 2004, between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.4	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.5	MoneyGram International, Inc. 2005 Omnibus Incentive Plan (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005).

†10.6	Form of Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.5 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).

†10.7	Form of Amended and Restated Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

†10.8	MoneyGram International, Inc. Management and Line of Business Incentive Plan, as amended on February 17, 2005, pursuant to the 2004 MoneyGram International, Inc. Omnibus Incentive Plan (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.9	MoneyGram International, Inc. Amended and Restated Management and Line of Business Incentive Plan (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

†10.10	MoneyGram International, Inc. Deferred Compensation Plan, as stated July 1, 2004 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004). (Terminated plan replaced with plan listed in Exhibit 10.15 below).

Exhibit
Number	Description

†10.11	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.12	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.13	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.14	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

*†10.15	MoneyGram International, Inc. Deferred Compensation Plan, adopted February 16, 2006.

†10.16	MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.17	MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.18	MoneyGram International, Inc. Supplemental 401(k) Plan (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004). (Plan was amended and restated and replaced with plan listed in Exhibit 10.15 above).

†10.19	Travelers Express Company, Inc. Supplemental Pension Plan (Incorporated by reference from Exhibit 10.11 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).

†10.20	MoneyGram International, Inc. Supplemental Profit Sharing Plan (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on August 23, 2005). (The plan listed in Exhibit 10.18 above is the successor plan to this plan).

†10.21	MoneyGram International, Inc. Supplemental Profit Sharing Plan (2005 Statement) (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005). (The plan listed in Exhibit 10.18 above is the successor plan to this plan).

†10.22	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.23	Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).

10.24	$350,00,000 Credit Agreement, dated as of June 29, 2004, among MoneyGram International, Inc., the Lenders named therein, and Bank One, NA, as Agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 30, 2004). (This Agreement is superseded by Agreement listed in Exhibit 10.25 below).

10.25	$350,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2005, with the lenders named in the agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, and KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

10.26	MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.27	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.28	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

Exhibit
Number	Description

†10.29	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.30	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.31	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.32	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.33	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

†10.34	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.35	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.36	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (US Version) (Incorporated by reference from Exhibit 99.06 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.37	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement (US Version) (Incorporated by reference from Exhibit 99.07 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.38	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (UK Version) (Incorporated by reference from Exhibit 99.08 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.39	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement (UK Version) (Incorporated by reference from Exhibit 99.09 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

*†10.40	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (US Version)

*†10.41	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (US version)

*†10.42	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (UK Version)

*†10.43	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors.

†10.44	Employment Agreement, dated October 26, 2004, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2004). (Agreement is superseded by agreement listed in Exhibit 10.45 below).

†10.45	Employment Agreement, dated August 19, 2005, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.46	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., adopted December 17, 2004 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2004).

Exhibit
Number	Description

†10.47	MoneyGram International, Inc. Performance Unit Incentive Plan (Incorporated by reference from Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.48	First Amendment to MoneyGram International, Inc. Performance Unit Incentive Plan, as adopted May 10, 2005 (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005).

†10.49	Description of MoneyGram International, Inc. Compensation for Non-Management Members of Board of Directors and of Board Committees (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on February 23, 2005). (Description is superseded by Summary listed in Exhibit 10.50 below).

†10.50	Summary of Compensation for Non-Management Directors (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

10.51	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

10.52	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

*21	Subsidiaries of the Registrant

*23	Consent of Deloitte & Touche LLP

*24	Power of Attorney

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

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
To test compliance with the Company’s system of internal controls and procedures, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control system. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal control and, therefore, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2005.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and management’s assessment of the design and effectiveness of the company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Philip W. Milne	/s/ David J. Parrin
Philip W. Milne President and Chief Executive Officer	David J. Parrin Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 2, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating, investing and financing activities of discontinued operations, and retroactively revised the statements of cash flows for the years ended December 31, 2004 and 2003 for this change.
/s/     Deloitte & Touche LLP
Minneapolis, Minnesota
February 27, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota
We have audited management’s assessment, included in the accompanying Management’s Responsibility Statement, that MoneyGram International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements.
/s/     Deloitte & Touche LLP
Minneapolis, Minnesota
February 27, 2006

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except share data)
Assets
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted) (Note 2)	866,391	927,042
Receivables (substantially restricted) (Note 2)	1,325,622	771,966
Investments (substantially restricted) (Note 4)	6,233,333	6,335,493
Property and equipment (Note 7)	105,545	88,154
Deferred tax assets (Note 11)	37,477	31,841
Derivative financial instruments (Note 5)	28,743	8,184
Intangible assets (Note 8)	13,248	15,210
Goodwill (Note 8)	404,270	395,526
Other assets	60,535	57,319

Total assets	$9,075,164	$8,630,735

Liabilities
Payment service obligations (Note 2)	$8,059,309	$7,640,581
Debt (Note 9)	150,000	150,000
Derivative financial instruments (Note 5)	5,055	65,063
Pension and other postretirement benefits (Note 14)	105,485	110,661
Accounts payable and other liabilities	131,186	99,239

Total liabilities	8,451,035	8,065,544
Commitments and Contingencies (Note 16)
Stockholders’ equity
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000.000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	80,038	79,833
Retained income	613,497	506,609
Unearned employee benefits and other	(25,401)	(31,037)
Accumulated other comprehensive income (Note 12)	11,825	25,691
Treasury stock: 2,701,163 and 801,130 shares in 2005 and 2004	(56,716)	(16,791)

Total stockholders’ equity	624,129	565,191

Total liabilities and stockholders’ equity	$9,075,164	$8,630,735

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except
	share and per share data)
Revenue:
Fee and other revenue (Note 2)	$606,956	$500,940	$419,002
Investment revenue (Note 4)	367,989	315,983	323,099
Net securities (losses) gains (Note 4)	(3,709)	9,607	(4,878)

Total revenue	971,236	826,530	737,223
Fee commissions expense (Note 2)	231,209	183,561	144,997
Investment commissions expense (Note 2)	239,263	219,912	232,336

Total commissions expense	470,472	403,473	377,333

Net revenue	500,764	423,057	359,890
Expenses:
Compensation and benefits	132,715	126,641	107,497
Transaction and operations support	150,038	120,767	101,513
Depreciation and amortization	32,465	29,567	27,295
Occupancy, equipment and supplies	31,562	30,828	25,557
Interest expense	7,608	5,573	9,857
Debt tender and redemption costs	—	20,661	—

Total expenses	354,388	334,037	271,719

Income from continuing operations before income taxes	146,376	89,020	88,171
Income tax expense (Note 11)	34,170	23,891	12,485

Income from continuing operations	112,206	65,129	75,686
Income and gain from discontinued operations, net of tax (Note 3)	740	21,283	38,216

Net income	$112,946	$86,412	$113,902

Basic earnings per share
Income from continuing operations	$1.32	$0.75	$0.87
Income from discontinued operations, net of tax	0.01	0.24	0.44

Earnings per common share	$1.33	$0.99	$1.31

Average outstanding common shares	84,675	86,916	86,223

Diluted earnings per share
Income from continuing operations	$1.30	$0.75	$0.87
Income from discontinued operations, net of tax	0.01	0.24	0.44

Earnings per common share	$1.31	$0.99	$1.31

Average outstanding and potentially dilutive common shares	85,970	87,330	86,619

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$112,946	$86,412	$113,902
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities:
Reclassification of securities from held-to-maturity to available-for-sale, net of tax expense of $18,133	—	—	30,222
Net holding (losses) arising during the period, net of tax (benefit) of ($38,710), ($66) and ($11,788)	(63,159)	(110)	(19,647)
Reclassification adjustment for net realized gains (losses) included in net income, net of tax expense (benefit) of $1,409, ($3,603) and $1,829	2,299	(6,005)	3,048

	(60,860)	(6,115)	13,623

Net unrealized gains on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $47,488, $84,541 and ($25,617)	77,481	140,902	(42,695)
Reclassifications from other comprehensive income to net income, net of tax (benefit) expense of ($15,815), ($43,475) and $52,069	(25,803)	(72,457)	86,781

	51,678	68,445	44,086

Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($2,530), $1,085 and $1,709	(4,127)	1,807	2,848
Minimum pension liability adjustment, net of tax (benefit) of ($342), ($1,943) and ($4,940)	(557)	(3,238)	(8,234)

Other comprehensive income (loss)	(13,866)	60,899	52,323

Comprehensive income	$99,080	$147,311	$166,225

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		(As revised — see Note 2)
Cash flows from operating activities:
Net income	$112,946	$86,412	$113,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net earnings in discontinued operations	(740)	(21,283)	(37,027)
Depreciation and amortization	32,465	29,567	27,295
Investment impairment charges	6,552	15,932	27,917
Provision for deferred income taxes	2,880	6,282	(14,416)
Net gain on sale of investments	(2,844)	(25,539)	(23,039)
Debt redemption and retirement costs	—	20,661	—
Net amortization of investment premium	7,645	19,070	38,242
Asset impairments and adjustments	—	6,590	4,275
Provision for uncollectible receivables	12,935	6,422	3,987
Other non-cash items, net	(6,414)	4,782	6,814
Changes in foreign currency translation adjustments	(4,127)	1,807	2,848
Changes in assets and liabilities:
Other assets	(3,201)	27,381	(5,745)
Accounts payable and other liabilities	23,127	(5,522)	29,724

Total adjustments	68,278	86,150	60,875
Change in cash and cash equivalents (substantially restricted)	68,283	75,937	286,364
Change in receivables, net (substantially restricted)	(566,282)	(22,654)	(243,789)
Change in payment service obligations	418,728	219,100	(404,474)

Net cash provided by (used in) continuing operating activities	101,953	444,945	(187,122)

Cash flows from investing activities:
Proceeds from sales of investments classified as available-for-sale	858,411	1,053,128	1,660,238
Proceeds from maturities of investments classified as available-for-sale	978,554	1,798,767	3,410,855
Proceeds from maturities of investment securities classified as held-to-maturity	—	—	283,690
Purchases of investments classified as available-for-sale	(1,843,064)	(3,098,498)	(4,888,918)
Purchases of property and equipment	(47,359)	(29,589)	(27,128)
Cash paid for acquisitions	(8,535)	—	(105,080)
Proceeds from the sale of Game Financial Corporation, net of cash sold	—	15,247	—
Other investing activities	(700)	428	(1,341)

Net cash provided by (used in) investing activities	(62,693)	(260,517)	332,316

Cash flows from financing activities:
Payments on debt	—	(205,182)	(105,738)
Proceeds from debt	—	100,000	—
Net change in revolver	—	50,000	(5,000)
Proceeds and tax benefit from exercise of stock options	16,798	3,264	4,377
Preferred stock redemption	—	(23,895)	—
Purchase of treasury stock	(50,000)	(16,181)	(976)
Cash dividends paid	(6,058)	(17,408)	(31,603)

Net cash used in financing activities	(39,260)	(109,402)	(138,940)

Cash flows of discontinued operations (revised — see Note 2)
Operating cash flows	—	360,816	(9,041)
Investing cash flows	—	(6,730)	(82,674)
Financing cash flows	—	(462,944)	80,168

Net cash used in discontinued operations	—	(108,858)	(11,547)

Net decrease in cash and cash equivalents	—	(33,832)	(5,293)
Cash and cash equivalents — beginning of period	—	33,832	39,125

Cash and cash equivalents — end of period	$—	$—	$33,832

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
	Stock	Capital	Income	and Other	(Loss) Income	Treasury	Total

	(Dollars in thousands, except per share data)
December 31, 2002	$149,610	$215,872	$781,441	$(40,405)	$(87,531)	$(300,040)	$718,947
Net income			113,902				113,902
Dividends ($0.36 per share)			(31,603)				(31,603)
Employee benefit plans		2,911		82		8,112	11,105
Treasury shares acquired						(976)	(976)
Unrealized foreign currency translation adjustment					2,848		2,848
Unrealized gain on available-for-sale securities					13,623		13,623
Unrealized gain on derivative financial instruments					44,086		44,086
Minimum pension liability					(8,234)		(8,234)
Contribution to Viad Corp Medical Plan Trust				4,881			4,881
Other, net			204				204

December 31, 2003	$149,610	$218,783	$863,944	$(35,442)	$(35,208)	$(292,904)	$868,783
Spin off from Viad Corp (Note 3)	(148,724)	(139,051)	(426,556)			287,775	(426,556)
Net income			86,412				86,412
Dividends ($0.20 per share)			(17,409)				(17,409)
Employee benefit plans		101		4,405		4,519	9,025
Treasury shares acquired						(16,181)	(16,181)
Unrealized foreign currency translation adjustment					1,807		1,807
Unrealized loss on available-for-sale securities					(6,115)		(6,115)
Unrealized gain on derivative financial instruments					68,445		68,445
Minimum pension liability					(3,238)		(3,238)
Other, net			218				218

December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			112,946				112,946
Dividends ($0.07 per share)			(6,058)				(6,058)
Employee benefit plans		205		5,636		10,075	15,916
Treasury shares acquired						(50,000)	(50,000)
Unrealized foreign currency translation adjustment					(4,127)		(4,127)
Unrealized loss on available-for-sale securities					(60,860)		(60,860)
Unrealized gain on derivative financial instruments					51,678		51,678
Minimum pension liability					(557)		(557)

December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

MoneyGram International, Inc. offers products and services including global money transfer, bill payment services, issuance and processing of money orders, processing of official checks and share drafts, controlled disbursement processing and routine bill payment service. These products and services are offered to consumers and businesses through a network of agents and financial institution customers located around the world.
On December 18, 2003, MoneyGram International, Inc. (“MoneyGram”) was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders. On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Stockholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date, June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. See Note 3 regarding the spin-off transaction and resulting discontinued operations of Viad. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc. (“MPSI”), with MPSI remaining as the surviving corporation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

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
Consolidation of Special Purpose Entities — We participate in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. The Company has determined that these special purpose entities meet the definition of a variable interest entity under FIN 46R, Consolidation of Variable Interest Entities, and must be included in our consolidated financial statements. Working in cooperation with certain financial institutions, we have established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, we remain liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or to replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss of the client or other customers or prospects. We offer the special purpose entity to certain financial institution clients as a benefit unique in the payment services industry.
Certain structured investments we own represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, the Company owns a percentage of the beneficial interests which results in the Company absorbing a majority of the expected losses. Therefore, the Company consolidates these trusts by recording and accounting for the assets of the trust separately in the consolidated financial statements.
Management Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications — Certain reclassifications have been made to prior period financial statements to conform to the current presentation. These reclassifications were not material, individually or in the aggregate, and had no impact on net income or stockholders’ equity as previously reported.
Statement of Cash Flows — In 2005, the Company changed its presentation of the Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to its discontinued operations. The Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, which previously reported cash flows attributable to its discontinued operations on a combined basis, have been retroactively revised for this change.
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

Investments (substantially restricted) — Our investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities, and are recorded at fair value. These investments are held in custody with major financial institutions. We classify securities as available-for-sale or held-to-maturity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During the first quarter of 2003, we determined that we no longer had the positive intent to hold to maturity the securities classified as held-to-maturity due to the desire to have more flexibility in managing the investment portfolio. Accordingly, on March 31, 2003, we reclassified securities in the portfolio from held-to-maturity to available-for-sale. As a result of this reclassification, we could not classify

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any securities as held-to-maturity until March 31, 2005. At December 31, 2005 and 2004, there are no securities classified as held-to-maturity.

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

Other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card and airline. Interest income on mortgage-backed and other asset-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115, EITF Issue No. 99-20 and SEC Staff Accounting Bulletin No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. Securities that we deem to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on a security by security basis. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. We evaluate mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value. Any impairment charges are included in the Consolidated Statement of Income under “Net securities gains and losses.” If a security is deemed to not be impaired under EITF 99-20, it is further analyzed under SFAS 115.
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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at December 31:

	2005	2004

	(Dollars in thousands)
Cash and cash equivalents	$866,391	$927,042
Receivables, net	1,325,622	771,966
Investments	6,233,333	6,335,493

	8,425,346	8,034,501
Amounts restricted to cover payment service obligations	(8,059,309)	(7,640,581)

Unrestricted assets	$366,037	$393,920

Payment Service Obligations — Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; amounts owed under our sale of receivables program for collections on sold receivables; amounts owed to investment brokers for purchased securities; and unclaimed property owed to various states. These obligations are recognized by the Company at the time the underlying transactions occur.
Derivative Financial Instruments — We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.
For a derivative instrument designated as a fair value hedge, we recognize the gain or loss in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative instrument designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive (loss) income” in the Consolidated Statement of Stockholders’ Equity and subsequently reclassify the net gain or loss into earnings when the hedged exposure affects earnings. Derivatives designated as fair value hedges are expected to be highly effective as the critical terms of these instruments are the same as the underlying risks being hedged. The Company evaluates hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities gains and losses” component in the Consolidated Statements of Income. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of Income.
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
Allowance for Losses on Receivables — The Company provides an allowance for potential losses from receivables from agents and financial institutions. The allowance is determined based on known delinquent accounts and historical trends. Receivables are generally considered past due two days after the contractual remittance schedule,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectibility and possible write-off by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses:

	2005	2004	2003

	(Dollars in thousands)
Beginning balance at January 1,	$7,930	$6,968	$7,863
Charged to expense	12,935	6,422	3,987
Write-offs, net of recoveries	(7,046)	(5,460)	(4,882)

Ending balance at December 31,	$13,819	$7,930	$6,968

Property and Equipment — Property and equipment includes office equipment, software and hardware and leasehold improvements and is stated at cost, net of accumulated depreciation. Property and equipment is depreciated using a straight-line method over the assets’ estimated useful lives ranging from ten years for office furniture and equipment, five to seven years for agent equipment and three to five years for computer hardware and software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or useful life of the asset. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss, if any, is recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of Income. We capitalize certain software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Prior to 2005, lease incentives received upon entering into certain leases for buildings (tenant allowances) were classified as a reduction to property and equipment. In the fourth quarter of 2005, tenant allowances were reclassified from property and equipment to deferred rent, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the useful life of the leasehold improvement or the term of the lease. See Note 16 for further discussion.
Intangible Assets and Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Intangible assets are recorded at cost. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing on an annual basis and whenever there is an impairment indicator. Intangible assets with finite lives are amortized using a straight- line method over their respective useful lives of seven to fifteen years for customer lists, 36 to 40 years for trademarks and 24 years for patents. Intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
Goodwill is tested for impairment using a fair-value based approach. The Company assesses goodwill at the reporting unit level, which is determined to be the lowest level at which management reviews cash flows for a business. Goodwill, which is generated solely through acquisitions, is allocated to the reporting unit in which the acquired business operates. The carrying value of the reporting unit is compared to its estimated fair value; any excess of carrying value over fair value is deemed to be an impairment. Intangible, and other long-lived, assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value.
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
Revenue Recognition  — We derive revenue primarily through service fees charged to consumers and our investing activity. A description of these revenues and recognition policies are as follows:
   • Fee revenues primarily consist of transaction fees, foreign exchange revenue and other revenue.

–	Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders and bill payment services. The money transfer transaction fees are fixed fees per transaction that may vary based upon the face value of the amount of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

–	Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

–	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or billed.

•	Investment revenue is derived from the investment of funds generated from the sale of official checks, money orders and other payment instruments and consists of interest income, dividend income and amortization of premiums and discounts. These funds are available for investment until the items are presented for payment. Interest and dividends are recognized as earned. Premiums and discounts on investments are amortized using a straight-line method over the life of the investment.

•	Securities gains and losses are recognized upon the sale of securities using the specific identification method to determine the cost basis of securities sold. Impairments are recognized in the period the security is deemed to be other-than-temporarily impaired.
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
Stock Based Compensation — Through 2004, the Company accounted for stock option grants under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. As our stock option plans require the employee to pay an amount equal to the market price on the date of grant, no compensation expense was recognized under APB 25. Performance-based stock and restricted stock awards were accounted for using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, performance-based stock and restricted stock awards were valued at the quoted market price of the Company’s stock at the date of grant and expensed using the straight-line method over the vesting or service period of the award.
Effective January 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. Under SFAS No. 123R, all share-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Expense is recognized using the straight-line method.
As the Company adopted SFAS No. 123R under the modified prospective method, prior period financial statements are not restated. No modifications were made to existing share-based awards prior to, or in connection with, the adoption of SFAS No. 123R. The adoption of SFAS No. 123R reduced income from continuing operations before income taxes by $1.5 million and reduced net income by $1.1 million, respectively, for 2005. Basic and diluted earnings per share in 2005 were reduced by $0.01. Cash used by operating activities and cash provided by financing activities during 2005 increased by $1.8 million as a result of the adoption of SFAS No. 123R.
Recent Accounting Pronouncements — On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides SEC interpretations regarding SFAS No. 123R. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public company status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, the first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost, the accounting for income tax effects upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. As the Company adopted SFAS No. 123R effective January 1, 2005, SAB No. 107 was effective for the Company on January 1, 2005. Applicable provisions of SAB No. 107 have been implemented by the Company in the adoption of SFAS No. 123R as disclosed in Note 15.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. No material impact is anticipated as a result of the adoption of this statement.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSPs address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss, as well as sets forth disclosure requirements for investments in an unrealized loss position. The Company has adopted the FSPs effective December 31, 2005 and included all required disclosures in Note 4. There was no material impact as a result of the adoption of these FSPs.
In January 2006, the FASB issued FSP No. 45-3, Application of FASB Interpretation No. 45 (“FIN 45”) to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 will be applicable to all outstanding minimum revenue guarantees. The Company has not completed its assessment of the impact of this FSP, but does not expect it to be material to its consolidated financial statements.
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted FSP No. 123R-4 effective January 1, 2006 with no impact to the Company’s consolidated financial statements.

Note 3. Acquisitions and Discontinued Operations

ACH Commerce: On April 29, 2005, the Company acquired substantially all of the assets of ACH Commerce L.L.C., an automated clearing house payment processor, for a purchase price of $8.5 million. The acquisition provides the Company with the technology and systems platform to expand its line of payment services. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or the Consolidated Statements of Income.
Viad Corp: MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. The continuing business of Viad is referred to as “New Viad.” The spin off of New Viad was accounted for pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions, and was based upon the recorded amounts of the net assets divested. On June 30, 2004, the Company charged the historical cost carrying amount of the net assets of New Viad of $426.6 million directly to equity as a dividend. As a result, New Viad’s results of operations (with certain adjustments) are included in the Consolidated Statement of Income in “Income and gain from discontinued operations” in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also included in “Income and gain from discontinued operations” in the Consolidated Statement of Income for 2004 is a charge for spin-off related costs of

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$14.6 million relating primarily to legal and consulting costs. The results of operations of Viad included in “Income and gain from discontinued operations” in the Consolidated Statement of Income include the following:

	2005	2004	2003

	(Dollars in thousands)
Revenue	$—	$414,933	$770,468
Earnings before income taxes	—	13,495	60,142
Income from discontinued operations	—	8,233	36,386
As part of the transaction, the Company entered into several agreements with Viad for the purpose of governing the relationship. A Separation and Distribution Agreement provides for the principal corporate transactions required to effect the separation of MoneyGram from Viad and the spin-off and other matters governing the relationship between New Viad and MoneyGram following the spin-off. The Employee Benefits Agreement provides for the allocation of employees, employee benefit plans and associated liabilities and related assets between Viad and MoneyGram. The Interim Services Agreement provides for services to be provided by Viad for MoneyGram on an interim basis. The Tax Sharing Agreement provides for the allocation of federal, state, and foreign tax liabilities for all periods through the Distribution Date.
The services to be provided under the Interim Services Agreement will generally be provided by New Viad for a term of two years beginning on the Distribution Date. The Company may, at any time after the first year anniversary of the Distribution, request termination of the service upon 90 days advance notice to Viad. However, certain services may not be terminated prior to the second anniversary of the Distribution Date without Viad’s consent. Under the Interim Services Agreement, the Company was obligated to pay approximately $1.6 million annually. On July 1, 2005, the Company notified Viad of our termination of certain services under the Interim Services Agreement effective on September 28, 2005. As a result of this termination, payments to Viad are less than $0.1 million in the fourth quarter of 2005 and first quarter of 2006. On December 22, 2005, we notified Viad of our termination of substantially all of the remaining services under the Interim Services Agreement effective in the second quarter of 2006. Any remaining services provided by Viad will terminate on June 30, 2006. During 2005 and 2004, expenses totaling $1.4 million and $0.8 million, respectively, were recognized in connection with this agreement.
In January 2005, the Company acquired a 50% interest in a corporate aircraft owned by Viad at a cost of $8.6 million. The Company paid 50% of all fixed costs associated with this asset and was responsible for the variable costs associated with its direct usage of the asset. In January 2006, the Company acquired the remaining 50% interest in the corporate aircraft at a cost of $10.0 million.
Game Financial Corporation: During the first quarter of 2004, the Company completed the sale of a subsidiary, Game Financial Corporation (“Game Financial”), for approximately $43.0 million in cash, resulting in net cash received of $15.2 million. Game Financial provides cash access services to casinos and gaming establishments throughout the United States and was part of our Payment Systems segment. As a result of the sale, the Company recorded a gain of approximately $18.9 million ($11.4 million after-tax) in 2004. In addition, the Company recorded a gain of $1.1 million (net of taxes) in 2004 as a result of the settlement of a lawsuit brought by Game Financial. In 2005, the Company recorded a gain of $0.7 million (net of taxes) due to the partial resolution of contingencies relating to the sale of Game Financial. The Company has a $4.8 million liability recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets in connection with a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial with one casino. This contingency is expected to be resolved in 2006.
In accordance with SFAS No. 144, the results of operations of Game Financial and the gain on the disposal of Game Financial have been reflected as components of discontinued operations. All prior periods in the historical

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Income have therefore been restated. The results of operations of Game Financial, included in “Income and gain from discontinued operations” include the following:

	2005	2004	2003

	(Dollars in thousands)
Revenue	$—	$10,668	$36,548
Earnings before income taxes	—	852	3,025
Gain on disposition	740	11,417	—
Income and gain from discontinued operations	740	13,050	1,830
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

Note 4. Investments (Substantially Restricted)

The amortized cost and market value of investments are as follows at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$836,419	$35,610	$(529)	$871,500
Commercial mortgage-backed securities	691,604	10,297	(2,235)	699,666
Residential mortgage-backed securities	1,894,227	5,024	(20,800)	1,878,451
Other asset-backed securities	1,963,047	38,340	(10,885)	1,990,502
U.S. government agencies	360,236	5,641	(5,274)	360,603
Corporate debt securities	395,869	11,830	(2,266)	405,433
Preferred and common stock	30,175	217	(3,214)	27,178

Total	$6,171,577	$106,959	$(45,203)	$6,233,333

The amortized cost and market value of investments are as follows at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Obligations of states and political subdivisions	$863,691	$59,855	$(249)	$923,297
Commercial mortgage-backed securities	729,066	20,500	(1,487)	748,079
Residential mortgage-backed securities	2,133,310	21,142	(7,356)	2,147,096
Other asset-backed securities	1,579,786	53,064	(4,062)	1,628,788
U.S. government agencies	369,446	2,683	(718)	371,411
Corporate debt securities	442,145	19,463	(1,652)	459,956
Preferred and common stock	59,411	1,318	(3,863)	56,866

Total	$6,176,855	$178,025	$(19,387)	$6,335,493

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2005 and 2004, no securities were classified as held-to-maturity. The amortized cost and market value of securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
	Cost	Value

	(Dollars in thousands)
In one year or less	$58,267	$58,355
After one year through five years	654,490	671,408
After five years through ten years	547,063	565,164
After ten years	332,704	342,609
Mortgage-backed and other asset-backed securities	4,548,878	4,568,619
Preferred and common stock	30,175	27,178

Total	$6,171,577	$6,233,333

At December 31, 2005 and 2004, net unrealized gains of $61.8 million ($38.3 million net of tax) and $158.6 million ($99.1 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income (loss).” During 2005, 2004 and 2003, $1.8 million, $16.0 million and $14.4 million, respectively, was reclassified from “Accumulated other comprehensive income (loss)” to earnings in connection with the sale of the underlying securities.
Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Gross realized gains	$7,378	$31,903	$26,058
Gross realized losses	(4,535)	(6,364)	(3,019)
Other-than-temporary impairments	(6,552)	(15,932)	(27,917)

Net securities (losses) gains	$(3,709)	$9,607	$(4,878)

At December 31, 2005, the investment portfolio had the following aged unrealized losses:

	Less Than 12 months		12 months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Obligations of states and political subdivisions	$62,783	$(529)	$—	$—	$62,783	$(529)
Commercial mortgage-backed securities	209,056	(1,572)	33,770	(663)	242,826	(2,235)
Residential mortgage-backed securities	1,081,400	(13,105)	375,400	(7,695)	1,456,800	(20,800)
Other asset-backed securities	656,313	(10,086)	75,813	(799)	732,126	(10,885)
U.S. government agencies	241,994	(3,327)	80,452	(1,947)	322,446	(5,274)
Corporate debt securities	104,438	(1,847)	30,719	(419)	135,157	(2,266)
Preferred and common stock	9,960	(40)	11,290	(3,174)	21,250	(3,214)

Total	$2,365,944	$(30,506)	$607,444	$(14,697)	$2,973,388	$(45,203)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2004, the investment portfolio had the following aged unrealized losses:

	Less Than 12 months		12 months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
Obligations of states and political subdivisions	$14,749	$(136)	$8,789	$(113)	$23,538	$(249)
Commercial mortgage-backed securities	135,843	(698)	27,226	(789)	163,069	(1,487)
Residential mortgage-backed securities	808,377	(5,879)	99,325	(1,477)	907,702	(7,356)
Other asset-backed securities	263,136	(2,558)	43,195	(1,504)	306,331	(4,062)
U.S. government agencies	106,769	(718)	—	—	106,769	(718)
Corporate debt securities	171,492	(1,331)	7,296	(321)	178,788	(1,652)
Preferred and common stock	15,884	(1,063)	7,200	(2,800)	23,084	(3,863)

Total	$1,516,250	$(12,383)	$193,031	$(7,004)	$1,709,281	$(19,387)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Sixty-one and twenty-one securities had unrealized losses for more than 12 months as of December 31, 2005 and 2004, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at December 31, 2005 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.
Of the $45.2 million of unrealized losses at December 31, 2005, $43.6 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $43.6 million, $33.2 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $10.4 million of unrealized losses less than 20 percent of amortized cost relates primarily to U.S. government agency fixed income securities. Two asset-backed securities and one preferred stock security have a combined unrealized loss of $1.6 million at December 31, 2005 that is greater than or equal to 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired.

Note 5. Derivative Financial Instruments

Derivative contracts are financial instruments such as forwards, futures, swaps or option contracts that derive their value from underlying assets, reference rates, indices or a combination of these factors. A derivative contract generally represents future commitments to purchase or sell financial instruments at specified terms on a specified date or to exchange currency or interest payment streams based on the contract or notional amount. The Company uses derivative instruments primarily to manage exposures to fluctuations in interest rates and foreign currency exchange rates.
Cash flow hedges use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets and liabilities, from changes in interest rates or currency exchange rates or from certain types of forecasted transactions. The Company enters into foreign currency forward contracts of generally less than thirty and ninety days to hedge forecasted foreign currency money transfer transactions. The Company designates these

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency forwards as cash flow hedges. If the forecasted transaction underlying the hedge is no longer probable of occurring, any gain or loss recorded in equity is reclassified into earnings.
The Company has also entered into swap agreements to mitigate the effects on cash flows of interest rate fluctuations on variable rate debt and commissions paid to financial institution customers of our Payment Systems segment. The agreements involve varying degrees of credit and market risk in addition to amounts recognized in the financial statements. These swaps are designated as cash flow hedges. The swap agreements are contracts to pay fixed and receive floating payments periodically over the lives of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of the exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued in accordance with the terms of the agreements and market interest rates.
The notional amount of the swap agreements totaled $2.7 billion and $3.4 billion at December 31, 2005 and 2004, respectively, with an average fixed pay rate of 4.2% and 4.8% and an average variable receive rate 4.1% and 2.1% at December 31, 2005 and 2004, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds, or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material for any year presented. The Company estimates that approximately $5.3 million (net of tax) of the unrealized loss reflected in the “Accumulated other comprehensive income (loss)” component in the Consolidated Balance Sheet as of December 31, 2005, will be reflected in the Consolidated Statement of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled. The agreements expire as follows:

Notional Amount

(Dollars in thousands)
2006	$630,000
2007	1,200,000
2008	100,000
2009	450,000
Thereafter	317,000

$2,697,000

Fair value hedges use derivatives to mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings along with the hedged transaction in the Consolidated Statement of Income in “Investment revenue.” Realized gains of $0.1 million and $2.1 million were recognized on fair value hedges discontinued during 2004 and 2003, respectively. No gain or loss was recognized in connection with the discontinued fair value hedges in 2005.
The Company uses derivatives to hedge exposures for economic reasons, including circumstances in which the hedging relationship does not qualify for hedge accounting. The Company is exposed to foreign currency exchange risk and utilizes forward contracts to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, recorded in the Consolidated Statement of Income is not significant.
The Company is exposed to credit loss in the event of nonperformance by counterparties to its derivative contracts. Collateral generally is not required of the counterparties or of the Company. In the unlikely event a counterparty

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 6. Sale of Receivables

The Company has an agreement which expires in June 2006 to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. The Company sells its receivables under this agreement to accelerate the cash flow available for investments. The receivables are sold to two commercial paper conduit trusts and represent a small percentage of the total assets in each trust. The Company’s rights and obligations are limited to the receivables transferred, and the transactions are accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, are not recorded or consolidated in our financial statements. Under the agreement, the aggregate amount of receivables sold at any time cannot exceed $450.0 million. The balance of sold receivables as of December 31, 2005 and 2004 was $299.9 million and $345.5 million, respectively. The average receivables sold approximated $389.8 million and $404.6 million during 2005 and 2004, respectively. The agreement includes a 5% holdback provision of the purchase price of the receivables. This expense of selling the agent receivables is included in the Consolidated Statement of Income in “Investment commissions expense” and totaled $16.9 million, $9.9 million and $9.5 million during 2005, 2004 and 2003, respectively.

Note 7. Property and Equipment

Property and equipment consists of the following at December 31:

	2005	2004

	(Dollars in thousands)
Office furniture and equipment	$23,167	$15,094
Leasehold improvements	8,952	5,072
Agent equipment	77,979	102,679
Computer hardware and software	104,811	81,712

	214,909	204,557
Accumulated depreciation	(109,364)	(116,403)

	$105,545	$88,154

Depreciation expense for the year ended December 31 is as follows:

	2005	2004	2003

	(Dollars in thousands)
Depreciation of office furniture, equipment,	$2,043	$1,790	$1,928
Depreciation of leasehold improvements	1,714	482	391
Depreciation on agent equipment	12,732	12,776	12,561
Amortization expense of capitalized software	13,854	12,453	10,514

Total depreciation expense	$30,343	$27,501	$25,394

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Included in computer hardware and software are capitalized software development costs totaling $35.4 million and $31.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005, 2004 and 2003, there is $1.6 million, $0.1 million and $0.6 million of property and equipment which has been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
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

Note 8. Intangibles and Goodwill

Intangible assets at December 31 were as follows:

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(Dollars in thousands)
Amortized intangible assets:
Customer lists	$29,312	$(19,942)	$9,370	$28,688	$(18,491)	$10,197
Patents	13,200	(11,636)	1,564	13,200	(11,010)	2,190
Trademarks and other	630	(206)	424	481	(161)	320

	43,142	(31,784)	11,358	42,369	(29,662)	12,707
Unamortized intangible assets:
Pension intangible assets	1,890	—	1,890	2,503	—	2,503

Total intangible assets	$45,032	$(31,784)	$13,248	$44,872	$(29,662)	$15,210

During the third quarter of 2004, the Company evaluated the recoverability of certain purchased customer list intangibles due to the expected departure of a particular customer. To determine recoverability, the Company estimated future cash flows over the remaining useful life and calculated the fair value. An impairment loss of $2.1 million was recognized for the amount in which the carrying amount exceeded the fair value amount. This loss is included on the Consolidated Statement of Income in “Transaction and operations support” and relates to our Payment Systems segment. No impairments were identified during 2005.
Intangible asset amortization expense for 2005, 2004 and 2003 was $2.1 million, $2.1 million and $1.9 million, respectively. Estimated remaining amortization expense is $2.1 million, $1.9 million, $1.6 million, $1.3 million and $1.3 million for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following is a reconciliation of goodwill:

	Global Funds	Payment	Total
	Transfer	Systems	Goodwill

	(Dollars in thousands)
Balance as of January 1, 2003	$378,451	$17,075	$395,526
Goodwill acquired	—	—	—
Impairment losses	—	—	—

Balance as of December 31, 2004	$378,451	$17,075	$395,526
Goodwill acquired	8,744	—	8,744
Impairment losses	—	—	—

Balance as of December 31, 2005	$387,195	$17,075	$404,270

Goodwill acquired in 2005 relates to the acquisition of ACH Commerce and was allocated to the Global Funds Transfer segment. There were no changes to goodwill during 2004. The amount of goodwill expected to be deductible for tax purposes is not significant. The Company performed an annual assessment of goodwill during the fourth quarter of 2005 and determined that there was no impairment.

Note 9. Debt

Debt consisted of the following at December 31:

	2005		2004

		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate

	(Dollars in thousands)
Senior term note, due through 2010	$100,000	3.85%	$100,000	2.79%
Senior revolving credit facility, due through 2010	50,000	3.85%	50,000	2.79%

	150,000		150,000

In connection with the spin-off, the Company entered into a bank credit facility providing availability of up to $350.0 million in the form of a $250.0 million 4 year revolving credit facility and a $100.0 million term loan. On June 30, 2004, the Company borrowed $150.0 million (consisting of the $100.0 million term loan and $50.0 million under the revolving credit facility) and paid the proceeds to Viad. The interest rate on both the term loan and the credit facility was an indexed rate of LIBOR plus 60 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. On December 31, 2004, the interest rate was 3.1 percent, exclusive of the effects of commitment fees and other costs. The Company paid a fee on the facilities regardless of the usage ranging from 0.1 percent to 0.375 percent depending upon our credit rating. The Company incurred $1.2 million of financing costs in connection with this transaction. These costs were capitalized and were being amortized over the life of the debt.
On June 29, 2005, the Company amended its bank credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt. On December 31, 2005, the interest rate under the bank credit facility was 5.02 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent.
The loans under these facilities are unsecured obligations of MoneyGram, and are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. The proceeds from any future advances may be used for general corporate expenses and to support letters of credit. Any letters of credit issued reduce the amount available under the revolving credit facility (see Note 16). Borrowings under the facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2005, the Company was in compliance with these covenants. There are other restrictions customary for facilities of this type, including limits on indebtedness, asset sales, merger, acquisitions and liens.
In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At December 31, 2005, the two debt swaps had an average fixed pay rate of 4.3 percent and an average variable receive rate of 3.9 percent. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.
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
All amounts classified as debt on December 31, 2005 mature in June 2010. Total interest paid on outstanding debt was $5.8 million, $2.0 million and $13.5 million in 2005, 2004 and 2003, respectively.

Note 10. $4.75 Preferred Stock Subject to Mandatory Redemption

At December 31, 2003, Viad had 442,352 authorized shares of $4.75 preferred stock that were subject to mandatory redemption provisions with a stated value of $100.00 per share, of which 328,352 shares were issued. Of the total shares issued, 234,983 shares were outstanding at a net carrying value of $6.7 million, and 93,369 shares were held by Viad. In connection with the spin-off, Viad redeemed its preferred stock for an aggregate call price of $23.9 million.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Income Taxes

The components of earnings before income taxes from continuing operations are as follows for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Earnings before income taxes from continuing operations:
United States	$111,868	$53,507	$64,259
Foreign	34,508	35,513	23,912

Total	$146,376	$89,020	$88,171

Income tax expense related to continuing operations for the year ended December 31 consists of:

	2005	2004	2003

	(Dollars in thousands)
Current:
Federal	$27,324	$4,386	$24,370
State	(1,038)	4,962	3,233
Foreign	5,004	8,261	(702)

Current income tax expense	31,290	17,609	26,901
Deferred income tax expense	2,880	6,282	(14,416)

Income tax expense	$34,170	$23,891	$12,485

In 2005, the Company recognized a state income tax benefit resulting from changes in estimates to previously estimated amounts as the result of new and better information. Income tax expense totaling $0.5 million, $13.8 million and $25.0 million in 2005, 2004 and 2003, respectively, is included in “Income and gain from discontinued operations, net of tax” in the Consolidated Statement of Income. Taxes paid were $22.9 million, $35.7 million and $24.1 million for 2005, 2004 and 2003, respectively. A reconciliation of the expected federal income tax at statutory rates to the actual taxes provided on income from continuing operations for the year ended December 31 is:

	2005	%		2004	%		2003	%

	(Dollars in thousands)
Income tax at statutory federal income tax rate	$51,232	35.0%		$31,157	35.0%		$30,860	35.0%
Tax effect of:
State income tax, net of federal income tax effect	2,084	1.4%		910	1.0%		959	1.1%
Preferred stock redemption costs	—	0.0%		6,004	6.7%		—
Other	(4,673)	(3.2%	)	1,348	1.5%		1,166	1.3%

	48,643	33.2%		39,419	44.3%		32,985	37.4%

Tax-exempt income	(14,473)	(9.9%	)	(15,528)	(17.4%	)	(20,500)	(23.3%	)

Income tax expense	$34,170	23.3%		$23,891	26.8%		$12,485	14.2%

Included in the “Other” component of the above reconciliation for 2005 is $3.5 million of tax benefits from changes in estimates to previously estimated tax amounts resulting from new information received during the year, as well as $2.1 million of tax benefits from the reversal of tax reserves no longer needed due to the passage of time.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. Temporary differences, which give rise to deferred tax assets (liabilities), at December 31 are:

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Postretirement benefits and other employee benefits	$46,835	$47,689
Alternative Minimum Tax credits	30,468	34,976
Unrealized loss on derivative financial investments	—	22,816
Basis difference in revalued investments	25,582	28,279
Bad debt and other reserves	5,263	2,963
Basis difference in investment income	6,678	—
Other	3,616	1,938

Gross deferred tax assets	118,442	138,661
Deferred tax liabilities:
Unrealized gain on securities classified as available-for-sale	(23,467)	(59,489)
Depreciation and amortization	(49,132)	(42,644)
Basis difference in investment income	—	(3,728)
State income taxes	—	(959)
Unrealized gain on derivative financial instruments	(8,366)	—

Gross deferred tax liabilities	(80,965)	(106,820)

Net deferred tax asset	$37,477	$31,841

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2005 and 2004, a deferred tax liability of $5.8 million and $4.1 million, respectively, was recognized for the unremitted earnings of its foreign entities. The Company has not established a valuation reserve for the deferred tax assets since the Company believes it is more likely than not that the deferred tax assets will be realized.
Prior to the spin off, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. As part of the Distribution, the Company entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. The Tax Sharing Agreement provides that through the Distribution Date, the results of MoneyGram and its subsidiaries’ operations are included in Viad’s consolidated U.S. federal income tax returns. In general, the Tax Sharing Agreement provides that MoneyGram will be liable for all federal, state, local, and foreign tax liabilities, including such liabilities resulting from the audit of or other adjustment to previously filed tax returns, that are attributable to the business of MoneyGram for periods through the Distribution Date, and that Viad will be responsible for all other of these taxes.

Note 12. Stockholders’ Equity

Rights Agreement: In connection with the spin-off, MoneyGram adopted a Rights Agreement (“the Rights Agreement”) by and between the Company and Wells Fargo Bank, N.A., as the Rights Agent. The preferred share purchase rights (“the rights”) issuable under the Rights Agreement were attached to the shares of MoneyGram common stock distributed in the spin-off. In addition, pursuant to the Rights Agreement, one right will be issued with each share of MoneyGram common stock issued after the spin-off. The rights are inseparable from

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MoneyGram common stock until they become exercisable. Once they become exercisable, the rights will allow its holder to purchase one one-hundredth of a share of MoneyGram series A junior participating preferred stock for $100.00. The rights become exercisable ten days after a person or group acquires, or begins a tender or exchange offer for, 15 percent or more of the Company’s outstanding common stock. In the event a person or group acquires 15 percent or more of the Company’s outstanding common stock, and subject to certain conditions and exceptions more fully described in the Rights Agreement, each right will entitle the holder (other than the person or group acquiring 15 percent or more of the Company’s outstanding common stock) to receive, upon exercise, common stock of either MoneyGram or the acquiring company having a value equal to two times the exercise price of the rights. The rights are redeemable at any time before a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock at the discretion of the Company’s Board of Directors for $0.01 per right and will expire, unless earlier redeemed, on June 30, 2014. After a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock, but before that person or group owns 50 percent or more of MoneyGram’s outstanding common stock, the Board of Directors may extinguish the rights by exchanging one share of MoneyGram common stock or an equivalent security for each right (other than rights held by that person or group). Each one one-hundredth of a share of MoneyGram preferred stock, if issued, will not be redeemable, will entitle holders to quarterly dividend payments of the greater of $0.01 per share or an amount equal to the dividend paid on one share of MoneyGram common stock, will have the same voting power as one share of MoneyGram common stock and will entitle holders, upon liquidation, to receive the greater of $1.00 per share or the payment made on one share of MoneyGram common stock.
Preferred Stock: MoneyGram’s Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of undesignated preferred stock and up to 2,000,000 shares of series A junior participating preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have those rights and preferences, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by unlimited discretion of MoneyGram’s Board of Directors. Series A junior participating preferred stock has been reserved for issuance upon exercise of preferred share purchase rights. At December 31, 2005, no preferred stock is issued or outstanding.
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
During 2005 and 2004, the Company paid $6.1 million and $1.8 million, respectively, in dividends on its common stock. Prior to the spin, dividends totaling $15.6 million and $31.6 million were paid in 2004 and 2003, respectively, on Viad common stock. On February 16, 2006, the Board of Directors declared a quarterly cash dividend of $0.04 per share to be paid on April 1, 2006 to stockholders of record on March 16, 2006.
Treasury Stock: Through June 30, 2004, treasury stock represented Viad common stock repurchased and held by the Company. On November 18, 2004, the Board of Directors authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram International, Inc. common stock with the intended effect of returning value to the stockholders and reducing dilution caused by the issuance of stock in connection with stock-based compensation described in Note 15. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. During 2005, the Company

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repurchased 2,275,651 shares at an average cost of $21.97 per share. During the last six months of 2004, the Company repurchased 770,299 shares at an average cost of $21.01 per share. At December 31, 2005, there are 2,701,163 shares of stock held in treasury. The Company has remaining authorization to repurchase up to 3,954,050 shares. Following is a summary of common stock and treasury stock share activity:

	Common	Treasury
	Stock	Stock

	(Amounts in thousands)
Balance at January 1, 2003	99,740	11,382
Net submission of shares upon exercise of stock options		37
Net issuance upon vesting of restricted stock		(235)
Impact of spin-off	(11,184)	(11,184)

Balance at June 30, 2004	88,556	(0)
Stock repurchases		770
Net submission of shares upon exercise of stock options		36
Net issuance upon vesting of restricted stock		(5)

Balance at December 31, 2004	88,556	801
Stock repurchases		2,276
Net submission of shares upon exercise of stock options		(559)
Forfeitures of restricted stock, net of issuance upon vesting		183

Balance at December 31, 2005	88,556	2,701

Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income (loss) at December 31 include:

	2005	2004

	(Dollars in thousands)
Unrealized gain on securities classified as available-for-sale	$38,288	$99,148
Unrealized loss on derivative financial instruments	13,651	(38,027)
Cumulative foreign currency translation adjustments	2,217	6,344
Minimum pension liability adjustment	(42,331)	(41,774)

Accumulated other comprehensive income	$11,825	$25,691

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. As the Company’s common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding for the first half of 2004 and all of 2003 represents Viad’s historical weighted average number of common shares outstanding. The following table presents the calculation of basic and diluted net income per share for the year ended December 31:

	2005	2004	2003

	(Dollars and shares in thousands,
	except per share data)
Income from continuing operations	$112,206	$65,129	$75,686
Preferred stock dividend	—	—	(572)

Income from continuing operations available to common stockholders	112,206	65,129	75,114
Income from discontinued operations, net of tax	740	21,283	38,216

Net income available to common stockholders	$112,946	$86,412	$113,330

Average outstanding common shares	84,675	86,916	86,223
Additional dilutive shares related to stock-based compensation	1,295	414	396

Average outstanding and potentially dilutive common shares	85,970	87,330	86,619

Basic earnings per share:
Basic earnings per share from continuing operations	$1.32	$0.75	$0.87
Basic earnings per share from discontinued operations, net of tax	0.01	0.24	0.44

Basic earnings per share	$1.33	$0.99	$1.31

Diluted earnings per share:
Diluted earnings per share from continuing operations	$1.30	$0.75	$0.87
Diluted earnings per share from discontinued operations, net of tax	0.01	0.24	0.44

Diluted earnings per share	$1.31	$0.99	$1.31

Options to purchase 403,210, 2,778,299 and 3,432,258 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 14. Pensions and Other Benefits

Pension Benefits — Prior to the Distribution, MoneyGram was a participating employer in the Viad Companies Retirement Income Plan (the “Plan”) of which the plan administrator was Viad. At the time of the Distribution, the Company assumed sponsorship of the Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/ Giltspur subsidiary and one sold business, which represented eight percent of Viad’s benefit obligation at December 31, 2003. Effective December 31, 2003, benefits under the Plan ceased accruing with no change in benefits earned through this date. A curtailment gain of $3.8 million was recorded in “Compensation and benefits” in the Consolidated Statement of Income for the year ended December 31, 2003 as a result of this action. It is our policy to fund the minimum required contribution for the year.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental Executive Retirement Plan (SERP) — In connection with the spin-off, the Company assumed responsibility for all but a portion of the Viad SERP. Viad retained the benefit obligation related to two of its subsidiaries, which represented 13 percent of Viad’s benefit obligation at December 31, 2003. Another SERP, the MoneyGram International, Inc. SERP, is a nonqualified defined benefit pension plan, which provides postretirement income to eligible employees selected by the Board of Directors. It is our policy to fund the supplemental executive retirement plan as benefits are paid.
Net periodic pension cost for the defined benefit pension plan and combined SERPs includes the following components for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Service cost	$1,893	$1,717	$2,912
Interest cost	11,320	11,333	11,260
Expected return on plan assets	(8,604)	(8,804)	(9,627)
Amortization of prior service cost	714	768	516
Recognized net actuarial loss	4,092	3,990	1,854

Net periodic pension cost	$9,415	$9,004	$6,915

Benefits expected to be paid through the defined benefit pension plan and combined SERPS are $12.4 million, $12.5 million, $12.6 million, $13.0 million, $13.1 million and $67.7 million for 2006, 2007, 2008, 2009, 2010 and for the combined five years starting 2011, respectively. Contributions to the defined benefit pension plan and combined SERPS are expected to be $13.5 million in 2006.
The actuarial valuation date for the defined benefit pension plan and SERPs is November 30. Following are the weighted average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	2005	2004	2003

Net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Projected benefit obligation:
Discount rate	5.90%	6.00%	6.25%
Rate of compensation increase	5.75%	4.50%	4.50%
The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long- term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The benefit obligation and plan assets, changes to the benefit obligation and plan assets and a reconciliation of the funded status of the defined benefit pension plan and combined SERPs as of and for the year ended December 31 are as follows:

	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$194,272	$185,782
Service cost	1,893	1,717
Interest cost	11,320	11,333
Actuarial (gain) or loss	5,605	6,374
Plan amendments	227	—
Benefits paid	(10,797)	(10,934)

Benefit obligation at the end of the year	$202,520	$194,272

Change in plan assets:
Fair value of plan assets at the beginning of the year	$98,125	$96,435
Actual return on plan assets	5,728	7,771
Employer contributions	15,717	4,853
Benefits paid	(10,797)	(10,934)

Fair value of plan assets at the end of the year	$108,773	$98,125

Reconciliations of funded status:
Funded (unfunded) status	$(93,747)	$(96,147)
Unrecognized actuarial (gain) loss	76,653	72,264
Unrecognized prior service cost	3,521	4,008

Net amount recognized in consolidated balance sheet	$(13,573)	$(19,875)

Amounts recognized in consolidated balance sheet:
Accrued benefit liability	$(83,739)	$(89,217)
Intangible asset	1,890	2,503
Deferred tax asset	25,945	25,065
Additional minimum liability	42,331	41,774

Net amount recognized in consolidated balance sheet	$(13,573)	$(19,875)

The projected benefit obligation and accumulated benefit obligation for both the defined benefit pension plan and the combined SERPs are in excess of the fair value of plan assets. Following is a summary of the defined benefit pension plan and the combined SERPs:

	Defined Benefit
	Pension Plan		Combined SERPs

	2005	2004	2005	2004

Projected benefit obligation	$143,280	$142,494	$59,240	$51,778
Accumulated benefit obligation	143,280	142,494	49,224	44,622
Fair value of plan assets	108,773	98,125	—	—

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s weighted average asset allocation for the funded pension plan by asset category at December 31 is as follows:

	2005	2004

Equity securities	55.7%	56.2%
Fixed income securities	39.0%	38.2%
Real estate	2.4%	2.6%
Other	2.9%	3.0%

	100.0%	100.0%

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
In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2 on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (the “Act”) which was enacted into law on December 8, 2003. The Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The Company made a one-time election, under the previously issued FSP FAS 106-1, to defer recognition of the effects of the Act until further authoritative guidance was issued. With FSP FAS 106-2, which superceded FSP FAS 106-1, specific guidance was provided in accounting for the subsidy. The Company adopted FSP FAS 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Postretirement Benefit Obligation (APBO) of $1.4 million is recognized over future periods. This reduction in the APBO is due to a subsidy available on prescription drug benefits provided to plan participants determined to be actuarially equivalent to the Act. The Company has determined that its postretirement plan is actuarially equivalent to the Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The postretirement benefits expense for 2005 and the second half of 2004 was reduced by less than $0.1 million due to the reductions in the APBO and the current period service cost.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s funding policy is to make contributions to the plan as benefits are required to be paid. Net periodic postretirement benefit cost includes the following components for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Service cost	$619	$515	$490
Interest cost	644	593	578
Amortization of prior service cost	(294)	(294)	(288)
Recognized net actuarial loss	16	14	18

Net periodic benefit cost	$985	$828	$798

The benefit obligation and plan assets, changes to the benefit obligation and plan assets and a reconciliation of the funded status of the defined benefit postretirement plan as of and for the year ended December 31 are as follows:

	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$11,023	$10,570
Service cost	619	515
Interest cost	644	593
Plan amendments	—	(71)
Actuarial (gain) or loss	345	(456)
Benefits paid	(241)	(128)

Benefit obligation at the end of the year	$12,390	$11,023

Change in plan assets:
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	241	128
Benefits paid	(241)	(128)

Fair value of plan assets at the end of the year	$—	$—

Reconciliations of funded status:
Funded (unfunded) status	$(12,390)	$(11,023)
Unrecognized actuarial (gain) loss	1,622	1,293
Unrecognized prior service cost	(2,487)	(2,781)

Accrued benefit liability	$(13,255)	$(12,511)

Benefits expected to be paid are $0.2 million, $0.3 million, $0.3 million, $0.4 million, $0.4 million and a combined $2.8 million for 2006, 2007, 2008, 2009, 2010 and for the five years starting 2011, respectively. Subsidies to be received under the Act beginning in 2006 are not expected to be material. The Company will continue to make contributions to the plan to the extent benefits are paid.
The Company’s actuarial valuation date for the postretirement plan is November 30. The weighted-average discount rate used to determine the actuarial present value of the accumulated postretirement projected benefit obligation for the years ended December 31, 2005 and 2004 are is 5.90 percent and 6.00 percent, respectively. The weighted-average discount rates used to determine the net postretirement benefit cost for 2005, 2004 and 2003 are 6.00 percent, 6.25 percent and 6.75 percent, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The health care cost trend rate assumption has a significant effect on the amounts reported. For measurement purposes, a 10.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for both 2005 and 2004, respectively. For 2005, the rate was assumed to decrease gradually to 5.00 percent by the year 2013 and remain at that level thereafter. For 2004, the rate was assumed to decrease gradually to 5.00 percent by the year 2010 and remain at that level thereafter. A one-percentage point change in assumed health care trends would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components	$306	$(237)
Effect on postretirement benefit obligation	2,755	(2,123)
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $2.2 million, $1.9 million and $1.2 million in 2005, 2004 and 2003, respectively. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Employees Stock Ownership Plan (the “Viad ESOP”) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an employee stock ownership plan.
Employee Equity Trust — Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to a MoneyGram International, Inc. employee equity trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. The fair market value of the shares held by this Trust, representing unearned employee benefits is recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated. As of December 31, 2005, 918,032 shares of MoneyGram common stock remained in the trust.
Deferred Compensation Plans — Viad had a deferred compensation plan for its non-employee directors and a deferred compensation plan for certain members of management which allowed for the deferral of compensation in the form of stock units or cash. In connection with the deferred compensation plans, Viad funded certain amounts through a rabbi trust. In connection with the spin-off, the Company paid a dividend of $7.3 million to Viad, which was used to pay certain liabilities under the deferred compensation plans. The Company assumed liabilities totaling $6.6 million related to the plans and retained rabbi trust assets totaling $5.5 million. Subsequent to the spin-off, the Company adopted a deferred compensation plan for its non-employee directors. Under the director deferred compensation plan, non-employee directors may defer all or part of their retainers, fees and stock awards in the form of stock units or cash. Director deferred accounts are payable upon resignation from the Board. In 2005, the Board of Directors approved a deferred compensation plan for certain employees which allows for the deferral of base compensation in the form of cash. In addition, the Company makes contributions to the participants’ accounts for profit sharing contributions beyond the IRS 401(k) limits. Management deferred accounts are generally payable under the timing and method elected by the participant on the deferral date. Deferred stock unit accounts are credited quarterly with dividend equivalents and will be adjusted in the event of a change in our capital structure from a stock split, stock dividend or other change. Deferred cash accounts are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured and the Company is not required to physically segregate any assets in connection with the deferred accounts. At December 31, 2005 and 2004, the Company had a liability related to the deferred compensation plans of $7.0 million and $5.9 million, respectively, recorded in the “Other liabilities” component in the Consolidated Balance Sheets. The rabbi trust had a market value of $6.6 million and $6.0 million at December 31, 2005 and 2004, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

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
On May 10, 2005, the Company’s stockholders approved the 2005 Omnibus Incentive Plan, which authorizes the issuance of awards up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares covered by forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock and shares held in the Trust (see Note 14). As of December 31, 2005, the Company has remaining authorization to issue awards of up to 7,443,500 shares of common stock.
Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock options granted in 2005 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in 2004 become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. Stock options granted in 2003 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in calendar years 2002 and prior became exercisable in a two-year period in an equal number of shares each year and have a term of ten years. All outstanding stock options contain certain forfeiture and non-compete provisions.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate the expected term and forfeiture rates of options. The expected term represents the period of time that options are expected to be outstanding, while the forfeiture rate represents the number of options that will be forfeited by grantees due primarily to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period.

	2005	2004	2003

Expected dividend yield	0.2%	0.2%	1.8%
Expected volatility	24.1%	25.2%	30.4%
Risk-free interest rate	3.8%	3.2%	2.7%
Expected life	5 years	5 years	5 years
Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2004	5,596,741	17.99
Granted	408,286	20.51
Exercised	(878,779)	16.28
Forfeited	(242,986)	19.39

Options outstanding at December 31, 2005	4,883,262	$18.42	5.28 years	$37,382

Options exercisable at December 31, 2005	3,738,568	$18.29	4.78 years	$29,133

The weighted-average grant date fair value of an option granted during 2005, 2004 and 2003 was $5.95, $5.49 and $4.00, respectively. The total intrinsic value of options exercised during 2005 and 2004 was $5.1 million and $4.5 million, respectively. Cash received from option exercises during 2005, 2004 and 2003 was $15.0 million, $1.7 million and $3.7 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.8 million, $1.6 million and $0.6 million for 2005, 2004 and 2003.
The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. The performance-based restricted stock awards granted in 2002 will vest in 2006 and 2007 in an equal number of shares each year. Future vesting in all cases is subject generally to continued employment with MoneyGram or Viad. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. On the Distribution Date, the Company’s Chairman of the Board was granted a restricted stock award under the 2004 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares will vest on June 30, 2006. On June 30, 2005, the Company’s Chairman of the Board was granted a restricted stock award under the 2005 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares will vest in May 2006.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2004	1,097,145	$19.06
Granted	118,400	$19.79
Vested and issued	(499,436)	$20.33
Forfeited	(23,170)	$18.19

Restricted stock outstanding at December 31, 2005	692,939	$18.28

During 2005, the Company recognized expense totaling $1.5 million related to its options; no expense was recognized in 2004 or 2003. The Company recognized expense totaling $2.3 million, $1.9 million and $1.4 million related to its restricted stock in 2005, 2004 and 2003, respectively. As of December 31, 2005, there was $3.2 million and $1.5 million of total unrecognized compensation expense related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.13 years for options and 0.62 years for restricted stock. The total fair value of options that vested during 2005, 2004 and 2003 was $9.3 million, $20.2 million and $31.5 million, respectively, on the vesting date. (The fair value of options that vested during 2004 and 2003 are based on the historical Viad stock price.) The total fair value of restricted stock that vested during 2005 and 2004 was $9.9 million and $5.8 million. No restricted stock vested in 2003.
Assuming that the Company had recognized compensation cost for stock option grants in accordance with the fair value method of accounting prior to January 1, 2005, net income and diluted and basic income per share would be as follows:

	2004	2003

	(Dollars in thousands,
	except per share data)
Net income, as reported	$86,412	$113,902
Plus: stock-based compensation expense recorded under APB 25, net of tax	1,483	1,406
Less: stock-based compensation expense determined under the fair value method, net of tax	(3,869)	(6,058)
Pro forma net income	$84,026	$109,250

Basic earnings per share:
As reported	$0.99	$1.31

Pro forma	$0.97	$1.27

Diluted earnings per share:
As reported	$0.99	$1.31

Pro forma	$0.96	$1.26

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Commitments and Contingencies

Operating Leases: The Company has various noncancelable operating leases for buildings and equipment that terminate through 2015. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are capitalized as leasehold improvements and depreciated over the remaining term of the lease. At December 31, 2005, the deferred rent liability was $2.8 million.
Rent expense under these operating leases totaled $5.8 million, $6.5 million and $5.8 million during 2005, 2004 and 2003 respectively. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are (dollars in thousands):

2006	$5,534
2007	5,198
2008	4,963
2009	4,973
2010	5,134
Later	17,688

$43,490

Legal Proceedings: The Company is party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
Credit Facilities: At December 31, 2005, the Company has various reverse repurchase agreements, letters of credit and overdraft facilities totaling $1.8 billion to assist in the management of investments and the clearing of payment service obligations. These credit facilities are in addition to available amounts under the revolving credit agreement described in Note 9. Included in this amount is an uncommitted reverse repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of a $20.0 million line of credit and $10.4 million of letters of credit. Letters of credit totaling $0.4 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement described in Note 9. At December 31, 2005, there was $100.0 million outstanding under a reverse repurchase agreement and $10.4 million outstanding under various letters of credit.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2005, the total amount of unfunded commitments related to these agreements was $6.1 million.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Information

Our business is conducted through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. One agent in the Global Funds Transfer segment accounted for over 10 percent of total revenue in 2005; no customer or agent in either segment accounted for more than 10 percent of total revenue in 2004 or 2003.
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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
Revenue
Global Funds Transfer:
Money transfer, including bill payment	$507,726	$395,370	$309,909
Retail money orders	139,430	133,012	134,288
Other	2,461	3,682	5,911

	649,617	532,064	450,108
Payment Systems:
Official check and payment processing	297,289	269,971	264,881
Other	24,330	24,495	22,234

	321,619	294,466	287,115

Total revenue	$971,236	$826,530	$737,223

Operating Income
Global Funds Transfer	$121,677	$102,606	$96,823
Payment Systems	42,406	27,163	15,123

	164,083	129,769	111,946
Debt tender and redemption costs	—	20,661	—
Interest expense	7,608	5,573	9,857
Other unallocated expenses	10,099	14,515	13,918

Income from continuing operations before income taxes	$146,376	$89,020	$88,171

Depreciation and amortization
Global Funds Transfer	$28,395	$25,856	$24,255
Payment Systems	4,070	3,711	3,040

	$32,465	$29,567	$27,295

Capital expenditures
Global Funds Transfer	$40,837	$27,712	$25,891
Payment Systems	6,522	1,877	1,237

	$47,359	$29,589	$27,128

The following table reconciles segment assets to total assets reported in the financial statements as of December 31:

	2005	2004

	(Dollars in thousands)
Assets
Global funds transfer	$2,835,246	$2,436,961
Payment systems	6,226,528	6,191,802
Corporate	13,390	1,972

Total assets	$9,075,164	$8,630,735

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic areas — Foreign operations are located principally in Europe. Foreign revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

	2005	2004	2003

	(Dollars in thousands)
United States	$789,410	$675,129	$618,610
Foreign	181,826	151,401	118,613

Total revenue	$971,236	$826,530	$737,223

Note 18.	Quarterly Financial Data (Unaudited)

2005 Fiscal Quarters

	First	Second	Third	Fourth

	(Dollars in thousands, except per share data)
Revenues	$227,915	$240,000	$246,385	$256,936
Commission expense	110,141	115,030	119,829	125,472
Net revenues	117,774	124,970	126,556	131,464
Operating expenses, excluding commission expense	82,117	88,665	87,682	95,925
Income from continuing operations before income taxes	35,657	36,305	38,874	35,539
Income from continuing operations	27,789	26,063	28,798	29,555
Income and gain from discontinued operations, net of taxes	—	—	740	—
Net income	27,789	26,063	29,538	29,555
Earnings from continuing operations per share
Basic	$0.33	$0.31	$0.34	$0.35
Diluted	0.32	0.30	0.33	0.34
Earnings from discontinued operations per share
Basic	$—	$—	$0.01	$—
Diluted	—	—	0.01	—
Earnings per share
Basic	$0.33	$0.31	$0.35	$0.35
Diluted	0.32	0.30	0.34	0.34

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 Fiscal Quarters

	First	Second	Third	Fourth

	(Dollars in thousands, except per share data)
Revenues	$191,321	$199,820	$216,153	$219,236
Commission expense	90,249	97,631	104,305	111,288
Net revenues	101,072	102,189	111,848	107,948
Operating expenses, excluding commission expense	77,026	99,172	78,388	79,451
Income from continuing operations before income taxes	24,046	3,017	33,460	28,497
Income (loss) from continuing operations	19,213	(570)	24,515	21,971
Income (loss) and gain from discontinued operations, net of taxes	21,780	(497)	—	—
Net income (loss)	40,993	(1,067)	24,515	21,971
Earnings (loss) from continuing operations per share
Basic	$0.23	$(0.01)	$0.28	$0.25
Diluted	0.23	(0.01)	0.28	0.25
Earnings from discontinued operations per share
Basic	$0.24	$—	$—	$—
Diluted	0.24	—	—	—
Earnings (loss) per share
Basic	$0.47	$(0.01)	$0.28	$0.25
Diluted	0.47	(0.01)	0.28	0.25
The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.