Form 10-Q
period 2006-03-31
MONEYGRAM INTERNATIONAL INC
filed 2006-05-10
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2006

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 5, 2006, 84,728,404 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(Dollars in thousands, except
	share and per share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	894,010	866,391
Receivables (substantially restricted)	1,282,693	1,325,622
Investments (substantially restricted)	6,060,111	6,233,333
Property and equipment	117,855	105,545
Deferred tax assets	49,865	37,477
Derivative financial instruments	40,979	28,743
Intangible assets	12,749	13,248
Goodwill	404,270	404,270
Other assets	65,549	60,535

Total assets	$8,928,081	$9,075,164

LIABILITIES
Payment service obligations	$7,912,720	$8,059,309
Debt	150,000	150,000
Derivative financial instruments	1,951	5,055
Pension and other postretirement benefits	105,443	105,485
Accounts payable and other liabilities	135,133	131,186

Total liabilities	8,305,247	8,451,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	79,124	80,038
Retained income	641,019	613,497
Unearned employee benefits and other	(17,717)	(25,401)
Accumulated other comprehensive income	(9,144)	11,825
Treasury stock: 3,249,187 and 2,701,163 shares at March 31, 2006 and December 31, 2005	(71,334)	(56,716)

Total stockholders’ equity	622,834	624,129

Total liabilities and stockholders’ equity	$8,928,081	$9,075,164

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31
	2006	2005
	(Dollars and shares in thousands,
	per share data)

REVENUE:
Fee and other revenue	$169,132	$138,519
Investment revenue	94,960	89,502
Net securities (losses) gains	(420)	(106)

Total revenue	263,672	227,915

Fee commissions expense	67,484	52,188
Investment commissions expense	58,789	57,953

Total commissions expense	126,273	110,141

Net revenue	137,399	117,774

EXPENSES:
Compensation and benefits	40,627	29,274
Transaction and operations support	32,087	35,644
Depreciation and amortization	8,432	7,436
Occupancy, equipment and supplies	8,618	8,374
Interest expense	1,947	1,389

Total expenses	91,711	82,117

Income before income taxes	45,688	35,657

Income tax expense	14,753	7,868

NET INCOME	$30,935	$27,789

BASIC EARNINGS PER SHARE	$0.37	$0.33
DILUTED EARNINGS PER SHARE	$0.36	$0.32

Average outstanding common shares	84,369	84,576
Additional dilutive shares related to stock-based compensation	1,589	1,447

Average outstanding and potentially dilutive common shares	85,958	86,023

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)

Net income	$30,935	$27,789
Other comprehensive income:
Net unrealized (losses) on available-for-sale securities:
Net holding (losses) arising during the period, net of tax (benefit) of ($18,880) and ($23,175)	(30,804)	(38,625)
Reclassification adjustment for net realized gains included in net income, net of tax expense of $160 and $40	260	67

	(30,544)	(38,558)

Net unrealized gains on derivative financial instruments:
Net holding gains arising during the period, net of tax expense of $4,620 and $25,446	7,538	42,410
Reclassifications from other comprehensive income to net income, net of tax expense (benefit) of $427 and ($6,926)	697	(11,544)

	8,235	30,866

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $822 and ($763)	1,340	(1,271)

Other comprehensive loss	(20,969)	(8,963)

Comprehensive income	$9,966	$18,826

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,935	$27,789
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,432	7,436
Investment impairment charges	792	1,878
Provision for deferred income taxes	1,285	(2,117)
Net gain on sale of investments	(372)	(1,772)
Net amortization of investment premium	(451)	2,465
Provision for uncollectible receivables	741	1,399
Non-cash compensation expense	1,397	1,120
Other non-cash items, net	(4,786)	6,131
Changes in foreign currency translation adjustments	1,340	(1,271)
Changes in assets and liabilities:
Other assets	(5,013)	(262)
Accounts payable and other liabilities	66	(11,956)

Total adjustments	3,431	3,051
Change in cash and cash equivalents (substantially restricted)	(24,606)	52,555
Change in receivables, net (substantially restricted)	42,188	(93,515)
Change in payment service obligations	(146,589)	(28,241)

Net cash used in operating activities	(94,641)	(38,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	92,939	325,607
Proceeds from maturities of investments	192,719	245,435
Purchases of investments	(163,022)	(495,761)
Purchases of property and equipment	(20,597)	(16,787)

Net cash provided by investing activities	102,039	58,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,130	1,410
Tax benefits from share-based compensation	1,421	136
Purchase of treasury stock	(13,536)	(20,816)
Cash dividends paid	(3,413)	(863)

Net cash used in financing activities	(7,398)	(20,133)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	(Loss)	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total

	(Dollars in thousands, except per share data)

As of December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income			30,935				30,935
Dividends ($0.04 per share)			(3,413)				(3,413)
Employee benefit plans		(914)		7,684		(1,082)	5,688
Treasury shares acquired						(13,536)	(13,536)
Unrealized foreign currency translation adjustment					1,340		1,340
Unrealized loss on available-for-sale securities					(30,544)		(30,544)
Unrealized gain on derivative financial instruments					8,235		8,235

As of March 31, 2006	$886	$79,124	$641,019	$(17,717)	$(9,144)	$(71,334)	$622,834

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Acquisitions

On March 24, 2006, the Company signed a Sale and Purchase Agreement to acquire the net assets of Money Express, the Company’s super agent in Italy. The acquisition, expected to close in the second quarter of 2006, will provide the Company with the opportunity to further expand its network in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy S.R.L., a wholly-owned subsidiary.

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

	March 31	December 31
(Dollars in thousands)	2006	2005

Cash and cash equivalents (substantially restricted)	$894,010	$866,391
Receivables (substantially restricted)	1,282,693	1,325,622
Investments (substantially restricted)	6,060,111	6,233,333

	8,236,814	8,425,346
Amounts restricted to cover payment service obligations	(7,912,720)	(8,059,309)

Unrestricted assets	$324,094	$366,037

4. Investments (Substantially Restricted)

The amortized cost and market value of investments by type were as follows at March 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$774,327	$26,313	$(766)	$799,874
Commercial mortgage-backed securities	680,482	6,303	(4,177)	682,608
Residential mortgage-backed securities	1,804,351	2,328	(38,854)	1,767,825
Other asset-backed securities	2,050,068	34,500	(13,269)	2,071,299
Obligations of U.S. government agencies	358,903	3,511	(9,516)	352,898
Corporate debt securities	349,313	9,362	(1,101)	357,574
Preferred and common stock	30,175	282	(2,424)	28,033

Total	$6,047,619	$82,599	$(70,107)	$6,060,111

The amortized cost and market value of investments by type were as follows at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$836,419	$35,610	$(529)	$871,500
Commercial mortgage-backed securities	691,604	10,297	(2,235)	699,666
Residential mortgage-backed securities	1,894,227	5,024	(20,800)	1,878,451
Other asset-backed securities	1,963,047	38,340	(10,885)	1,990,502
U.S. government agencies	360,236	5,641	(5,274)	360,603
Corporate debt securities	395,869	11,830	(2,266)	405,433
Preferred and common stock	30,175	217	(3,214)	27,178

Total	$6,171,577	$106,959	$(45,203)	$6,233,333

All securities were classified as available-for-sale at March 31, 2006 and December 31, 2005. The amortized cost and market value of securities at March 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
(Dollars in thousands)	Cost	Value

In one year or less	$34,752	$34,984
After one year through five years	327,562	326,757
After five years through ten years	716,789	734,780
After ten years	403,440	413,825
Mortgage-backed and other asset-backed securities	4,534,901	4,521,732
Preferred and common stock	30,175	28,033

Total	$6,047,619	$6,060,111

At March 31, 2006 and December 31, 2005, net unrealized gains of $12.5 million ($7.7 million net of tax) and $61.8 million ($38.3 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income.” During the three months ended March 31, 2006 and 2005, $0.3 million and $0.1 million, respectively, was reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities.

Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005

Gross realized gains	$1,637	$6,264
Gross realized losses	(1,265)	(4,492)
Other-than-temporary impairments	(792)	(1,878)

Net securities gains and losses	$(420)	$(106)

At March 31, 2006, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$49,985	$(766)	$—	$—	$49,985	$(766)
Commercial mortgage-backed securities	252,430	(3,136)	45,370	(1,041)	297,800	(4,177)
Residential mortgage-backed securities	1,620,390	(38,854)	—	—	1,620,390	(38,854)
Other asset-backed securities	641,600	(11,690)	71,455	(1,579)	713,055	(13,269)
U.S. government agencies	169,110	(4,297)	149,092	(5,219)	318,202	(9,516)
Corporate debt securities	59,079	(784)	20,642	(317)	79,721	(1,101)
Preferred and common stock	—	—	12,040	(2,424)	12,040	(2,424)

	$2,792,594	$(59,527)	$298,599	$(10,580)	$3,091,193	$(70,107)

At December 31, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$62,783	$(529)	$—	$—	$62,783	$(529)
Commercial mortgage-backed securities	209,056	(1,572)	33,770	(663)	242,826	(2,235)
Residential mortgage-backed securities	1,081,400	(13,105)	375,400	(7,695)	1,456,800	(20,800)
Other asset-backed securities	656,313	(10,086)	75,813	(799)	732,126	(10,885)
U.S. government agencies	241,994	(3,327)	80,452	(1,947)	322,446	(5,274)
Corporate debt securities	104,438	(1,847)	30,719	(419)	135,157	(2,266)
Preferred and common stock	9,960	(40)	11,290	(3,174)	21,250	(3,214)

	$2,365,944	$(30,506)	$607,444	$(14,697)	$2,973,388	$(45,203)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Thirty-one and sixty-one securities had unrealized losses for more than 12 months as of March 31, 2006 and December 31, 2005, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at March 31, 2006 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.
Of the $70.1 million of unrealized losses at March 31, 2006, $1.8 million relates to one preferred stock security and three asset-backed securities which have an unrealized loss greater than 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired. The remaining $68.3 million of unrealized losses at March 31, 2006 relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of these securities, $47.3 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB.

The remaining $21.0 million is comprised of $20.6 million of U.S. government agency and corporate fixed income securities and $0.4 million of mortgage and asset-backed securities.

5. Derivative Financial Instruments

The notional amount of the Company’s swap agreements totaled $2.7 billion at March 31, 2006 and December 31, 2005, with an average fixed pay rate of 4.2% and an average variable receive rate of 4.8% and 4.1%, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Interest expense” for the debt swaps and through “Investment commissions expense” for all other swaps. As of March 31, 2006, the Company estimates that $10.8 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income within the next 12 months as the swap payments are settled.

6. Sale of Receivables

The balance of sold receivables as of March 31, 2006 and December 31, 2005 was $350.8 million and $299.9 million, respectively. The average receivables sold totaled $393.0 million and $407.8 million during the quarter ended March 31, 2006 and 2005, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $5.7 million and $3.6 million during the quarter ended March 31, 2006 and 2005, respectively.

7. Income Taxes

For the three months ended March 31, 2006, the effective tax rate was 32.3 percent, reflecting lower levels of tax-exempt investment income. For the three months ended March 31, 2005, the effective tax rate was 22.1 percent, reflecting a benefit of 5.5 percentage points due to reversals of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time.

8. Stockholders’ Equity

As of March 31, 2006, the Company has 84,466,671 shares of common stock outstanding. During the three months ended March 31, 2006, the Company repurchased 483,900 shares of its common stock at an average cost of $27.97 per share. As of March 31, 2006, the Company has remaining authorization to purchase up to 3,470,150 shares of its common stock. Following is a summary of common stock and treasury stock share activity during the three months ended March 31, 2006:

	Common Stock	Treasury Stock
(Amounts in thousands)	Shares Issued	Shares

Balance at December 31, 2005	88,556	2,701
Stock repurchases	—	484
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances	—	64

Balance at March 31, 2006	88,556	3,249

The Company has an employee equity trust (the “Trust”) used to fund employee compensation and benefit plans. The fair market value of the shares held by the Trust is recorded in the “Unearned employee benefits and other” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the three months ended March 31, 2006, the Company released 461,639 shares upon the exercise of stock options and the vesting of restricted stock. As of March 31, 2006, 456,393 shares of MoneyGram common stock remained in the Trust.

The components of accumulated other comprehensive income include:

	March 31	December 31
(Dollars in thousands)	2006	2005

Unrealized gain on securities classified as available-for-sale	$7,745	$38,288
Unrealized loss on derivative financial instruments	21,885	13,651
Cumulative foreign currency translation adjustments	3,557	2,217
Minimum pension liability adjustment	(42,331)	(42,331)

Accumulated other comprehensive income	$(9,144)	$11,825

9. Pensions and Other Benefits

Net periodic pension cost for the defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Service cost	$480	$429
Interest cost	2,896	3,013
Expected return on plan assets	(2,231)	(2,201)
Amortization of prior service cost	176	192
Recognized net actuarial loss	1,080	998

Net periodic pension cost	$2,401	$2,431

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.0 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $2.9 million and $1.2 million during the three months ended March 31, 2006 and 2005, respectively.
Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Service cost	$159	$129
Interest cost	179	144
Amortization of prior service cost	(74)	(74)
Recognized net actuarial loss	6	4

Net periodic pension cost	$270	$203

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million during the three months ended March 31, 2006 and 2005.
The Company incurred expenses for and made contributions to the 401(k) defined contribution plan totaling $0.7 million and $0.5 million during the three months ended March 31, 2006 and 2005, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan totaling $2.1 million and $1.9 million during the three months ended March 31, 2006 and 2005, respectively.

10. Debt

On March 31, 2006, the interest rate under the Company’s bank credit facility was 5.46%, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125%. At March 31, 2006 and December 31, 2005, the two interest rate debt swaps used to hedge the cash flows under our variable rate debt had an average fixed pay rate of 4.3% and an average variable receive rate of 4.3% and 3.9%, respectively. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.

11. Stock-Based Compensation

Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock options granted in 2006 become exercisable in a three-year period in an equal number of shares each year and have a term of ten years. For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

	2006	2005

Expected dividend yield	0.6%	0.2%
Expected volatility	26.5%	24.1%
Risk-free interest rate	4.7%	3.8%
Expected life	6.5 years	5 years
Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2005	4,883,262	$18.42
Granted	399,540	27.28
Exercised	(381,346)	18.31
Forfeited	(44,961)	18.93

Options outstanding at March 31, 2006	4,856,495	$19.16	5.48 years	$56,143

Options exercisable at March 31, 2006	3,836,060	$18.21	4.85	$47,974

The weighted-average grant date fair value of options granted during 2006 and 2005 was $10.38 and $5.95, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.9 million and $0.4 million, respectively. Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $8.1 million and $1.4 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.4 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.
The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Future vesting in all cases is subject generally to continued employment with MoneyGram or MoneyGram’s former parent company, Viad Corp (“Viad”). Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2005	692,939	$18.28
Granted	112,070	27.33
Vested and issued	(421,183)	17.43
Forfeited	(7,500)	19.32

Restricted stock outstanding at March 31, 2006	376,326	$21.89

During the three months ended March 31, 2006 and 2005, the Company recognized expense totaling $0.6 million and $0.5 million, respectively, related to its options and $0.6 million and $0.4 million, respectively, related to its restricted stock. As of March 31, 2006, there was $6.1 million and $4.1 million of total unrecognized compensation expense related to nonvested options and restricted stock, respectively. That expense is expected to be recognized over a weighted average period of 2.62 years for options and 1.91 years for restricted stock. The total fair value of options that vested during the three months ended March 31, 2006 and 2005 was $5.6 million and $1.5 million, respectively, on the vesting date. The total fair value of restricted stock that vested during the three months ended March 31, 2006 and 2005 was $11.6 million and $9.4 million, respectively.
As of March 31, 2006, the Company has remaining authorization to issue awards of up to 6,931,890 shares of common stock under its 2005 Omnibus Incentive Plan.
Options to purchase 19,556 and 1,511,754 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options are antidilutive if the exercise price of the option is greater than the average market price of the Company’s common stock for the period presented.

12. Commitments and Contingencies

At March 31, 2006, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is a reverse repurchase agreement with one clearing bank totaling $1.0 billion. At March 31, 2006, $10.4 million was outstanding under five letters of credit and $175.0 million was outstanding under the reverse repurchase agreements. No amounts were outstanding at March 31, 2006 under the overdraft facilities.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2006, the total amount of unfunded commitments related to these agreements was $5.8 million.

13. New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principle Board (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. The adoption of this SFAS did not have a material impact to the Company’s consolidated financial statements.
In January 2006, the FASB issued FASB Staff Position (“FSP”) No. 45-3, Application of FASB Interpretation No. 45 (“FIN 45”) to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 will be applicable to all outstanding minimum revenue guarantees. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.

14. Minimum Commission Guarantees

The Company may grant minimum commission guarantees to certain money transfer agents which guarantees that the agent’s commission for a specified period of time will be at least a contractually specified amount. These guarantees are granted in limited circumstances as an incentive to become a new agent for the Company. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission revenue and the actual commissions earned by the agent.
As of March 31, 2006, the minimum commission guarantees had a maximum payment of $23.7 million over a weighted average remaining term of four years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract, and therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of the agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2005, the Company paid $2.5 million under these guarantees, or approximately 50 percent of the maximum payment for the year.

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

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005

Total revenue
Global Funds Transfer
Money transfer, including bill payment	$144,987	$111,297
Retail money orders	37,509	35,052
Other	491	796

Total Global Funds Transfer	182,987	147,145
Payment Systems
Official check and payment processing	72,942	73,938
Other	7,743	6,832

Total Payment Systems	80,685	80,770

Total revenue	$263,672	$227,915

Operating Income
Global Funds Transfer	$39,907	$26,429
Payment Systems	10,323	13,240

Total operating income	50,230	39,669

Interest expense	(1,947)	(1,389)
Other unallocated expenses	(2,595)	(2,623)

Income before income taxes	$45,688	$35,657

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005

Depreciation and amortization
Global Funds Transfer	$7,482	$6,460
Payment Systems	950	976

Total depreciation and amortization	$8,432	$7,436

Capital expenditures
Global Funds Transfer	$17,143	$16,691
Payment Systems	3,454	96

Total capital expenditures	$20,597	$16,787

The following table presents revenue by major geographic area:

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005

United States	$213,754	$183,847
Foreign	49,918	44,068

Total revenue	$263,672	$227,915

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
Highlights
The following are financial highlights of the first quarter of 2006:
•	Global Funds Transfer segment revenue grew 24 percent from the first quarter of 2005, driven by 46 percent volume growth and 30 percent revenue growth in money transfer.

•	Fee and other revenue of $169.1 million grew 22 percent from the first quarter of 2005, driven primarily from the growth in money transfer volume.

•	The net investment margin of 2.31 percent (see Table 3) improved over the net investment margin in the first quarter of 2005 of 1.91 percent, due to higher yields on the portfolio.

Table 1 — Results of Operations

	Three Months Ended		2006	As a Percentage
	March 31,		vs	of Total Revenue
	2006	2005	2005	2006	2005

	(Dollars in thousands)		(%)	(%)	(%)

Revenue:
Fee and other revenue	$169,132	$138,519	22	64	61
Investment revenue	94,960	89,502	6	36	39
Net securities (losses) gains	(420)	(106)	NM	(0)	(0)

Total revenue	263,672	227,915	16	100	100

Fee commissions expense	67,484	52,188	29	26	23
Investment commissions expense	58,789	57,953	1	22	25

Total commissions expense	126,273	110,141	15	48	48

Net revenue	137,399	117,774	17	52	52

Expenses:
Compensation and benefits	40,627	29,274	39	15	13
Transaction and operations support	32,087	35,644	(10)	12	16
Depreciation and amortization	8,432	7,436	13	3	3
Occupancy, equipment and supplies	8,618	8,374	3	3	4
Interest expense	1,947	1,389	40	1	1

Total expenses	91,711	82,117	12	34	37

Income before income taxes	45,688	35,657	28	18	15

Income tax expense	14,753	7,868	88	6	3

Net income	$30,935	$27,789	11	12	12

NM = Not meaningful
Compared to the first quarter of 2005, total revenue and net revenue for the first quarter of 2006 increased by $35.8 million, or 16 percent, and $19.6 million, or 17 percent, respectively. This increase is primarily driven by transaction growth in the money transfer business. Total operating expenses excluding commissions increased by $9.6 million, or 12 percent, primarily due to increased headcount to support the growth in the business, partially offset by lower transaction and operations support expense due to the timing of marketing expenditures and legal settlements in the first quarter of 2005.
Table 2 — Net Fee Revenue Analysis

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)

Fee and other revenue	$169,132	$138,519	22%
Fee commissions expense	(67,484)	(52,188)	29%

Net fee revenue	$101,648	$86,331	18%

Commissions as a percentage of fee and other revenue	39.9%	37.7%
Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing to 64 percent of total revenue for the first quarter of 2006 from 61 percent for the same period of 2005. Fee and other revenue in the first quarter 2006 increased 22 percent compared to the same period in the prior year, primarily driven by a 46 percent growth in transaction volumes in our money transfer and urgent bill payment products. Fee and other revenue in the first quarter of 2005 included $2.2 million of revenue from payment received due to the early termination of a customer contract. The revenue growth rate for the first quarter of 2006 is lower than the money transfer volume growth rate due primarily to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allow us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to maintain a price point below our higher priced competitor but above the niche players in the market. Our domestically originated transactions, which contribute lower revenue per transaction, are growing at a faster rate than internationally originated transactions. In addition, the Euro exchange rate has declined by 9 percent as compared to the first quarter of 2005.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 29 percent in the first quarter of 2006 as compared to the same period in 2005, primarily driven by higher money transfer transaction volume.
Net fee revenue increased $15.3 million, or 18 percent, in the first quarter of 2006 as compared to 2005, driven by the increase in money transfer and urgent bill payment transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to the growth in money transfer, which has a lower margin than money orders.
Table 3 — Net Investment Revenue Analysis

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)

Components of net investment revenue:
Investment revenue	$94,960	$89,502	6%
Investment commissions expense (1)	(58,789)	(57,953)	1%

Net investment revenue	$36,171	$31,549	15%

Average balances:
Cash equivalents and investments	$6,343,281	$6,703,839	-5%
Payment service obligations (2)	4,792,925	5,240,596	-9%

Average yields earned and rates paid (3):
Investment yield	6.07%	5.41%	0.66%
Investment commission rate	4.97%	4.48%	0.49%
Net investment margin	2.31%	1.91%	0.40%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($393.0 million and $407.8 million for the three months ended March 31, 2006 and 2005, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased six percent in the first quarter of 2006 compared to the same period in 2005 due to higher yields on the portfolio, partially offset by lower investable balances. Investment revenue for the first quarter of 2006 includes $3.8 million of cash flow recoveries on previously impaired investments and income from limited partnership interests, while the first quarter of 2005 includes $5.3 million of cash flow recoveries from previously impaired investments. The limited partnership interests are accounted for under the equity method.

Investment commissions expense increased one percent in the first quarter of 2006 compared to the same period in 2005 as rising short-term rates resulted in higher commissions paid to financial institution customers. The impact of rising rates was significantly offset by lower swap costs.
Net investment revenue increased 15 percent in the first quarter of 2006 compared to the prior year, with the net investment margin increasing 40 basis points to 2.31 percent. This growth is attributable to the higher yields, lower swap costs and income from limited partnership interests, partially offset by a lower level of cash recoveries from previously impaired securities.
Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)

Gross realized gains	$1,637	$6,264	$(4,627)
Gross realized losses	(1,265)	(4,492)	3,227
Other-than-temporary impairments	(792)	(1,878)	1,086

Net securities losses	$(420)	$(106)	$(314)

Net securities losses remained relatively stable at $0.4 million in the first quarter of 2006 compared to $0.1 million in the first quarter of 2005. Gross securities gains and losses were higher in the first quarter of 2005 as the Company was repositioning its portfolio. The Company recognized lower impairments in 2006 as the credit quality of the portfolio remained strong.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits increased 39 percent in the first quarter of 2006 compared to the same period in 2005 due to higher headcount supporting the growth of the money transfer business and higher incentive compensation accruals. We expect compensation and benefits to increase in the second quarter of 2006 due to our annual merit increases and additional headcount from growth and the Money Express acquisition expected to close in the second quarter of 2006.
Transaction and operations support — Transaction and operations support expenses include marketing, professional fees and other outside services, telecommunications and forms expense. Transaction and operations support costs were down 10 percent in the first quarter of 2006 compared to 2005, due to the timing of marketing expenditures and lower professional services costs. Marketing expenditures in the first quarter of 2006 were lower than the prior year due to the timing of planned marketing campaigns and activities. Similar to 2005, we anticipate that our marketing expenditures will increase throughout the remainder of 2006. We will also incur additional costs in 2006 as we develop our own retail network in certain markets. During the first quarter of 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter. Also, we incurred higher professional services costs in 2005 primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act and the regulatory environment, software development and other projects. As 2005 was our first year of reporting under Section 404 of the Sarbanes-Oxley Act, we expect that our Section 404 costs in 2006 will be lower as the initiatives undertaken in 2005 become integrated into our daily activities. However, we continue to see a trend among state and federal regulators of banks and other financial services businesses toward greater scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements, as well as amortization of our intangible assets. Depreciation and amortization expense in the first quarter of 2006 increased 13 percent over the same period in 2005, due to the amortization of capitalized software and hardware acquired in 2005 to enhance our product platforms and help drive growth.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies in the first quarter of 2006 increased three percent over 2005, as we had higher software expense and maintenance, office rent, equipment maintenance and supplies expense, partially offset by lower losses on disposals of fixed assets. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Office rent has increased due to normal annual increases and expanded locations. Equipment maintenance and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense in the first quarter of 2006 increased $0.6 million, or 40 percent, over 2005 due to rising interest rates, partially offset by receipts under our cash flow hedges. In the third quarter of 2005, the Company entered into two interest rate swaps with a total notional amount of $150.0 million to hedge our variable rate debt. Under these swaps, we pay a fixed amount and receive a variable rate indexed to LIBOR. As LIBOR rates increase, we receive a higher amount than we pay out under these swaps. .
Income taxes — The effective tax rate increased to 32.3 percent in the first quarter of 2006 compared to 22.1 percent in the first quarter of 2005, as tax exempt investment income is declining as a percentage of total pre-tax income. In addition, the effective tax rate in the first quarter of 2005 benefited by 5.5 percentage points from the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time.
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
Table 5 — Segment Information

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)

Operating income:
Global Funds Transfer	$39,907	$26,429	51%
Payment Systems	10,323	13,240	-22%

Total segment operating income	50,230	39,669	27%

Interest expense	1,947	1,389	40%
Other unallocated expenses	2,595	2,623	-1%

Income from continuing operations before income taxes	$45,688	$35,657	28%

Other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to MoneyGram’s former parent Viad Corp (“Viad”). As part of our 2004 spin-off from Viad, we entered into an Interim Services Agreement (the “Agreement”) which provides for services to be provided by Viad on an interim basis. We were obligated under this Agreement to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning July 1, 2004. On July 1, 2005, we notified Viad of our termination of certain services under the Agreement effective on September 28, 2005. As a result of this termination, our payments to Viad were less than $0.1 million in the first quarter of 2006. On December 22, 2005, we notified Viad of our termination of substantially all remaining services under the Agreement effective in the second quarter of 2006.

Table 6 — Global Funds Transfer Segment

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)
Revenue	$182,987	$147,145	24%
Commissions	72,148	56,817	27%
Operating income	39,907	26,429	51%
Operating margin	21.8%	18.0%
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 24 percent in the first quarter of 2006 over the same period in 2005, primarily driven by the growth in money transfer and investment revenue from higher yields on the money order portfolio. Money transfer volumes grew 46 percent in the first quarter of 2006 and money transfer revenue grew 30 percent. Money transfer revenue growth rates are lower than volume growth rates due to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our domestically originated transactions, which contribute lower revenue per transaction, grew 51 percent in the first quarter of 2006, while transactions originated outside of North America grew 30 percent. In addition, the Euro exchange rate has declined by 9 percent as compared to the first quarter of 2005. The money transfer agent base expanded, primarily in the international markets, by 16 percent over the first quarter of 2005 to over 92,000 agent locations. As expected, retail money order volume declined four percent in the first quarter of 2006 compared to the same period in 2005, consistent with the overall trend of paper-based payment instruments.
Investment revenue in Global Funds Transfer increased 20 percent in the first quarter of 2006 compared to the same period in 2005, primarily due to higher interest rates earned on the portfolio. Global Funds Transfer realized $0.9 million and $1.1 million of income from limited partnership interests and pretax cash flow recoveries from previously impaired investments in the first quarter of 2006 and 2005, respectively.
Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the first quarter of 2006 increased 27 percent compared to 2005, primarily driven by the transaction volume growth in money transfer and urgent bill payment services. Commissions expense as a percentage of revenue increased from 38.6 percent in the first quarter of 2005 to 39.4 percent in the first quarter of 2006 due to product mix as the money transfer business, the primary source of commissions, continues to comprise a larger percent of the revenue of Global Funds Transfer.
Operating margin was 21.8 percent in the first quarter of 2006 compared to 18.0 percent in the first quarter of 2005. The increase in operating margin is due to strong money transfer revenue growth and lower expense growth, partially offset by the continued shift in product mix from higher-margin money orders to lower-margin money transfers. In the first quarter of 2006, our marketing expenditures were lower than the same period in the prior year. We expect to see an increase in marketing expenditures over the next couple of quarters in markets such as Italy. We also expect our operating margin to decline in the next couple of quarters to a level seen in the fourth quarter of 2005 due to the increased spend in marketing, integration costs from the pending Money Express acquisition, our continuing investment in the agent network and start-up costs related to the development of our own retail network in specific locations.

Table 7 — Payment Systems Segment

	Three Months Ended
	March 31,		2006 vs
	2006	2005	2005

	(Dollars in thousands)

Revenue	$80,685	$80,770	0%
Commissions	54,124	53,325	2.0%
Operating income	10,323	13,240	(22)%
Operating margin	12.8%	16.4%

Taxable equivalent basis (1):
Revenue	$85,112	$85,489	0%
Commissions	54,124	53,325	2%
Operating income	14,750	17,959	(18)%
Operating margin	17.3%	21.0%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.4 million and $4.7 million for the first quarter of 2006 and 2005, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue remained flat during the first quarter of 2006 as compared to 2005 due to a decrease in fee and other revenue, fully offset by an increase in investment revenue from higher yields on the investments portfolio. Fee and other revenue in the first quarter of 2005 included $2.2 million of revenue from payment received due to the early termination of a customer contract. Included in investment revenue for the first quarter of 2006 and 2005 is $2.9 million and $4.2 million, respectively, of pretax cash flows from previously impaired investments and income from limited partnership interests.
Commission expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased two percent in the first quarter of 2006 as compared to 2005, primarily due to higher short-term interest rates that resulted in higher commissions paid to financial institution customers, partially offset by a decline in swap costs, repricing efforts and lower investable balances.
Operating margin in the first quarter of 2006 was 12.8 percent (17.3 percent on a taxable equivalent basis) as compared to 16.4 percent (21.0 percent on a taxable equivalent basis) in 2005. The operating margin for the first quarter of 2006 and 2005 benefited by 3.2 percentage points and 4.6 percentage points, respectively, from pretax cash flows from previously impaired securities and income from limited partnership interests. In addition, the operating margin in the first quarter of 2005 benefited by 2.6 percentage points from the customer early termination fee.
Outlook
We believe that the following key items will have an impact on our future operations. We expect:
•	Diluted earnings per share in 2006 to be in the range of $1.36 to $1.41.

•	Net revenue (total revenue less total commissions) to be in the range of $565.0 to $590.0 million for 2006.

•	Our net investment margin in 2006 to be in the range of 195 to 205 basis points. This guidance includes the effect of actual and anticipated cash flows on previously impaired investments and income from limited partnership interests.

•	Average portfolio balances to be in the range of $6.3 to $6.6 billion in 2006.

•	Our income before taxes to be in the range of $165.0 to $173.0 million.
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
At March 31, 2006, we had cash and cash equivalents of $894.0 million, net receivables of $1.3 billion and investments of $6.1 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons and by Company policy are not available to satisfy operating or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 3.0 percent of our total investments and cash equivalents. As of March 31, 2006, we were in compliance with this policy.
As of March 31, 2006 and December 31, 2005, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.
Table 8 — Unrestricted Assets

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Cash and cash equivalents	$894,010	$866,391
Receivables, net	1,282,693	1,325,622
Investments	6,060,111	6,233,333

	8,236,814	8,425,346

Amounts restricted to cover payment service obligations	(7,912,720)	(8,059,309)

Unrestricted assets	$324,094	$366,037

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments, capital expenditures and repurchases of our common stock.

Table 9 — Cash Flows Provided By or Used In Operating Activities

	Three Months Ended
	March 31,
	2006	2005

	(Dollars in thousands)

Net income	$30,935	$27,789
Total adjustments to reconcile net income	3,431	3,051

Net cash provided by operating activities before changes in payment service assets and obligations	34,366	30,840

Change in cash and cash equivalents (substantially restricted)	(24,606)	52,555
Change in receivables, net (substantially restricted)	42,188	(93,515)
Change in payment service obligations	(146,589)	(28,241)

Net change in payment service assets and obligations	(129,007)	(69,201)

Net cash used in operating activities	$(94,641)	$(38,361)

Table 9 summarizes the cash flows used in operating activities. Net cash provided by operating activities before changes in payment service assets and obligations was $34.4 million and $30.8 million in the first quarter of 2006 and 2005, respectively, for additional cash of $3.5 million. The increase is primarily due to higher net income in the first quarter of 2006.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the related cash provided by (used in) investing activities related to our investment portfolio. Table 10 summarizes the cash flows provided by or used in payment service assets and obligations, net of investment activity.
Table 10 — Cash Flows Provided By or Used In Payment Service Assets and Obligations, Net of Investment Activity

	Three Months Ended
	March 31,
	2006	2005

	(Dollars in thousands)

Proceeds from sales and maturities of investments	$285,658	$571,042
Purchases of investments	(163,022)	(495,761)

Net investment activity	122,636	75,281
Net change in payment service assets and obligations	(129,007)	(69,201)

Cash flows (used in) provided by payment service assets and obligations, net of investment activity	$(6,371)	$6,080

Cash flows used by payment service assets and obligations, net of investment activity was $6.4 million during the first quarter of 2006, for a decrease of $12.5 million from cash flows provided by payment service assets and obligations, net of investment activity, of $6.1 million during the first quarter of 2005. The decrease is primarily due to the $59.8 million increase in cash used by payment service assets and obligations, partially offset by a $47.4 million increase in net proceeds from investment activity. The increase in cash used by payment service assets and obligations is due primarily to the timing of payment service assets and obligations, as well as the decline in average investable balances.

Table 11 — Cash Flows Provided By or Used In Investing Activities

	Three Months Ended
	March 31,
	2006	2005

	(Dollars in thousands)

Net investment activity	$122,636	$75,281
Purchases of property and equipment	(20,597)	(16,787)

Net cash provided by investing activities	$102,039	$58,494

Investing activities primarily consist of activity within our investment portfolio as previously discussed. Other investing activity used cash of $20.6 million and $16.8 million in the first quarter of 2006 and 2005, respectively. Capital expenditures related to our continued investment in the money transfer platform. In addition, we acquired a 50% interest in a corporate aircraft during the first quarter of 2005 and the remaining 50% interest in the first quarter of 2006.
Cash Flows from Financing Activities: Financing activities used cash of $7.4 million and $20.1 million in first quarter of 2006 and 2005, respectively. Sources of cash relate primarily to the exercise of stock options, which provided $8.1 million and $1.4 million during the first quarter of 2006 and 2005, respectively. The exercise of stock options also generated $1.4 million and $0.1 million of tax benefits in the first quarter of 2006 and 2005, respectively. Cash used by financing activities relate primarily to our purchase of $13.5 million and $20.8 million of treasury stock during the first quarter of 2006 and 2005, respectively. In addition, we paid $3.4 million and $0.9 million in dividends during the first quarter of 2006 and 2005, respectively.
Other Funding Sources and Requirements
We have a bank credit facility providing $350.0 million in the form of a $100.0 million term loan and a $250.0 million revolving credit facility. At March 31, 2006, we had outstanding borrowings under the credit facility consisting of a $100.0 million term loan and $50.0 million under the revolving credit facility. The maturity date of the term loan and the credit facility is June 2010. The credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the term loan and the credit facility is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit ratings of our senior unsecured debt. The usage fees on the facility range from 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. At March 31, 2006, the interest rate under the bank credit facility was 5.460 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. The remaining availability under the bank credit facility may be used for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At March 31, 2006, we were in compliance with all of the covenants under the bank credit facility.
At March 31, 2006, we had reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion available to assist in the management of our investments and the clearing of payment service obligations. Included in this amount is a reverse repurchase agreement with one clearing bank totaling $1.0 billion. At March 31, 2006, $10.4 million was outstanding under five letters of credit and $175.0 million was outstanding under the reverse repurchase agreement. No amounts were outstanding at March 31, 2006 under the overdraft facilities.

Table 12 — Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

	(Dollars in thousands)

Debt	$184,808	$8,190	$16,380	$160,238	$—
Operating leases	52,890	7,494	14,016	12,817	18,563
Derivative financial instruments	39,027	17,468	18,038	3,521	—
Other obligations	5,815	5,815	—	—	—
Capital lease obligations	279	241	38	—	—

Total contractual cash obligations	$282,819	$39,208	$48,472	$176,576	$18,563

As discussed above, debt consists of principal amounts outstanding under the variable rate term loan and revolving credit facility at March 31, 2006, as well as related interest payments. Interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.46 percent, which is the rate in effect on March 31, 2006. Operating and capital leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
MoneyGram has a frozen funded, noncontributory pension plan that it assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the first quarter of 2006, MoneyGram contributed $2.0 million to the funded pension plan. We expect to contribute an additional $7.8 million in the remainder of 2006. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the first quarter of 2006, we paid benefits totaling $0.9 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.9 million in the remainder of 2006. Expected contributions and benefit payments under these plans are not included in the table above.
Although no assurance can be given, we expect operating cash flows and short-term borrowings to be sufficient to finance our ongoing business, maintain adequate capital levels, and meet debt and clearing agreement covenants and investment grade rating requirements. No financing will be used to pay the purchase price for the Money Express acquisition expected to be completed in May 2006. Should financing requirements exceed such sources of funds, we believe we have adequate external financing sources available, including unused commitments under our credit facilities, to cover any shortfall.
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
Stockholders’ Equity
During the first quarter of 2006, the Company repurchased 483,900 shares of its common stock at an average cost of $27.97 per share. As of March 31, 2006, the Company has remaining authorization to purchase up to 3,470,150 shares of its common stock.
On February 16, 2006, the Company’s Board of Directors declared a cash dividend of $0.04 per share of common stock, which was paid on April 3, 2006. On May 9, 2006, the Company’s Board of Directors declared a cash dividend of $0.04 per share of common stock, payable on July 3, 2006. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $450.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in June 2006. We are in discussions with our counterparty and anticipate extending the agreement. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average, we sold receivables totaling $393.0 million during the first quarter of 2006, for a total discount of $4.8 million.
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during first quarter of 2006. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Developments
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. The adoption of this SFAS did not have a material impact to our consolidated financial statements.
In January 2006, the FASB issued FASB Staff Position (“FSP”) No. 45-3, Application of FASB Interpretation No. 45(“FIN 45”) to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 are applicable to all outstanding minimum revenue guarantees. The Company has adopted this FSP effective January 1, 2006 with no material impact to our consolidated financial statements.
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted this FSP effective January 1, 2006 with no material impact to our consolidated financial statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Form 10-Q and in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in our market risk since December 31, 2005. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For further information, refer to Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2004, our Board of Directors authorized a stock repurchase program for up to 2,000,000 shares of MoneyGram common stock, as announced in a press release issued on November 18, 2004. On August 18, 2005, the Board of Directors increased the share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares, as announced in a press release issued on August 18, 2005. The authorization is effective until such time as the Company has repurchased 7,000,000 shares.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended March 31, 2006. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock. The shares of common stock surrendered to the Company are not considered repurchased shares under the terms of the repurchase program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program

January 1 - January 31, 2006	45,522	$24.66	—	3,954,050
February 1 - February 28, 2006	552,189	$27.92	483,900	3,470,150
March 1 - March 31, 2006	39,992	$29.22	—	3,470,150

Total	637,703		483,900

ITEM 6. EXHIBITS

Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
May 10, 2006	By:	/s/ Jean C. Benson
Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

+*10.1	MoneyGram International, Inc. Deferred Compensation Plan.

+*10.2	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (United States version).

+*10.3	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (United States version).

+*10.4	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (United Kingdom version).

+*10.5	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors.

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.