Form 10-Q
period 2006-06-30
MONEYGRAM INTERNATIONAL INC
filed 2006-08-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2006

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
As of August 2, 2006, 84,535,519 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2006	2005
	(Dollars in thousands, except
	share and per share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	728,335	866,391
Receivables (substantially restricted)	1,564,950	1,325,622
Investments (substantially restricted)	6,143,388	6,233,333
Property and equipment	128,800	105,545
Deferred tax assets	58,478	37,477
Derivative financial instruments	48,651	28,743
Intangible assets	19,418	13,248
Goodwill	418,073	404,270
Other assets	61,460	60,535

Total assets	$9,171,553	$9,075,164

LIABILITIES
Payment service obligations	$8,142,462	$8,059,309
Debt	150,000	150,000
Derivative financial instruments	1,038	5,055
Pension and other postretirement benefits	104,305	105,485
Accounts payable and other liabilities	141,589	131,186

Total liabilities	8,539,394	8,451,035
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	70,713	80,038
Retained income	674,302	613,497
Unearned employee benefits and other	(19,121)	(25,401)
Accumulated other comprehensive (loss) income	(22,018)	11,825
Treasury stock: 3,298,524 and 2,701,163 shares	(72,603)	(56,716)

Total stockholders’ equity	632,159	624,129

Total liabilities and stockholders’ equity	$9,171,553	$9,075,164

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars and shares in thousands,		(Dollars and shares in thousands,
	except per share data)		per share data)
REVENUE:
Fee and other revenue	$186,837	$149,278	$355,968	$287,798
Investment revenue	106,516	91,052	201,476	180,554
Net securities losses	(440)	(330)	(859)	(436)

Total revenue	292,913	240,000	556,585	467,916
Fee commissions expense	75,619	56,217	143,103	108,405
Investment commissions expense	63,036	58,813	121,825	116,767

Total commissions expense	138,655	115,030	264,928	225,172

Net revenue	154,258	124,970	291,657	242,744
EXPENSES:
Compensation and benefits	43,093	33,292	83,721	62,565
Transaction and operations support	39,210	36,541	71,296	72,185
Depreciation and amortization	9,345	7,648	17,777	15,085
Occupancy, equipment and supplies	8,817	8,576	17,434	16,950
Interest expense	1,975	2,608	3,922	3,997

Total expenses	102,440	88,665	194,150	170,782

Income before income taxes	51,818	36,305	97,507	71,962
Income tax expense	15,112	10,242	29,865	18,109

NET INCOME	$36,706	$26,063	$67,642	$53,853

BASIC EARNINGS PER SHARE	$0.43	$0.31	$0.80	$0.64
DILUTED EARNINGS PER SHARE	$0.42	$0.30	$0.78	$0.63

Average outstanding common shares	84,727	84,784	84,552	84,681
Additional dilutive shares related to stock-based compensation	1,756	845	1,777	1,064

Average outstanding and potentially dilutive common shares	86,483	85,629	86,329	85,745

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$36,706	$26,063	$67,642	$53,853
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($12,114) and $12,568 for the three months ended June 30, 2006 and 2005, respectively, and ($30,994) and ($10,607) for the six months ended June 30, 2006 and 2005, respectively	(19,765)	20,946	(50,570)	(17,679)
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $167 and $124 for the three months ended June 30, 2006 and 2005, respectively, and $327 and $163 for the six months ended June 30, 2006 and 2005, respectively	273	206	533	273

	(19,492)	21,152	(50,037)	(17,406)

Net unrealized gains on derivative financial instruments:
Net holding gains arising during the period, net of tax expense of $1,850 and $2,551 for the three months ended June 30, 2006 and 2005, respectively, and $6,470 and $27,997 for the six months ended June 30, 2006 and 2005, respectively	3,019	4,251	10,557	46,662

Reclassifications from other comprehensive income to net income, net of tax expense (benefit) of $1,484 and ($4,529) for the three months ended June 30, 2006 and 2005, respectively, and $1,911 and ($11,455) for the six months ended June 30, 2006 and 2005, respectively	2,421	(7,548)	3,118	(19,093)

	5,440	(3,297)	13,675	27,569

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $723 and ($1,165) for the three months ended June 30, 2006 and 2005, respectively, and $1,544 and ($1,928) for the six months ended June 30, 2006 and 2005, respectively	1,179	(1,941)	2,519	(3,212)

Other comprehensive loss	(12,873)	15,914	(33,843)	6,951

Comprehensive income	$23,833	$41,977	$33,799	$60,804

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,706	$26,063	$67,642	$53,853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,345	7,648	17,777	15,085
Investment impairment charges	1,647	1,550	2,439	3,428
Net gain on sale of investments	(1,207)	(1,220)	(1,580)	(2,992)
Net amortization of investment premium	(2,497)	2,185	(2,948)	4,650
Provision for uncollectible receivables	504	3,441	1,245	4,840
Non-cash compensation expense	2,129	1,394	3,526	2,514
Other non-cash items, net	(1,858)	4,096	(5,342)	8,109
Changes in foreign currency translation adjustments	1,180	(1,941)	2,520	(3,212)
Changes in assets and liabilities:
Other assets	7,722	(1,243)	2,709	(1,505)
Accounts payable and other liabilities	(3,956)	(3,896)	(3,269)	(15,852)

Total adjustments	13,009	12,014	17,077	15,065
Change in cash and cash equivalents (substantially restricted)	168,316	(456,969)	143,710	(404,414)
Change in receivables, net (substantially restricted)	(281,175)	(454,740)	(238,987)	(548,255)
Change in payment service obligations	217,751	808,894	71,162	780,653

Net cash provided by (used in) operating activities	154,607	(64,738)	60,604	(103,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	20,547	443,150	113,486	768,757
Proceeds from maturities of investments	193,587	223,186	386,306	468,621
Purchases of investments	(329,719)	(585,055)	(492,741)	(1,080,816)
Purchases of property and equipment, net of disposals	(19,428)	(8,564)	(40,025)	(25,351)
Cash paid for acquisitions	(12,414)	(8,535)	(13,052)	(8,535)

Net cash (used in) provided by investing activities	(147,427)	64,182	(46,026)	122,676
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,098	1,224	17,228	2,634
Tax benefits from share-based compensation	2,344	209	3,765	345
Purchase of treasury stock	(15,198)	—	(28,734)	(20,816)
Cash dividends paid	(3,424)	(877)	(6,837)	(1,741)

Net cash (used in) provided by financing activities	(7,180)	556	(14,578)	(19,578)
CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	(Loss)	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total
	(Dollars in thousands, except per share data)
As of December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income	—	—	67,642	—	—	—	67,642
Dividends ($0.04 per share)	—	—	(6,837)	—	—	—	(6,837)
Employee benefit plans	—	(9,325)	—	6,280	—	12,847	9,802
Treasury shares acquired	—	—	—	—	—	(28,734)	(28,734)
Unrealized foreign currency translation adjustment	—	—	—	—	2,519	—	2,519
Unrealized loss on available-for-sale securities	—	—	—	—	(50,037)	—	(50,037)
Unrealized gain on derivative financial instruments	—	—	—	—	13,675	—	13,675

As of June 30, 2006	$886	$70,713	$674,302	$(19,121)	$(22,018)	$(72,603)	$632,159

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Acquisitions
On May 31, 2006, MoneyGram completed the acquisition of Money Express, the Company’s former super agent in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.
MoneyGram acquired Money Express for $14.7 million, subject to purchase price adjustments. The acquisition cost includes $1.0 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company is in the process of finalizing the valuation of intangible assets and deferred taxes from this acquisition, among other items, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.3 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from 3 to 5 years. Goodwill of $13.7 million was recorded and assigned to our Global Funds Transfer segment.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statement of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheet or Consolidated Statement of Income.
3. Unrestricted Assets
The Company is regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, we restrict a portion of the funds related to these payment instruments due to contractual arrangements and/or Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations; nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its liquid assets. The Company is able to withdraw, deposit and/or sell our individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.
We have unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Cash and cash equivalents (substantially restricted)	$728,335	$866,391
Receivables (substantially restricted)	1,564,950	1,325,622
Investments (substantially restricted)	6,143,388	6,233,333

	8,436,673	8,425,346
Amounts restricted to cover payment service obligations	(8,142,462)	(8,059,309)

Unrestricted assets	$294,211	$366,037

4. Investments (Substantially Restricted)
The amortized cost and fair value of investments by type were as follows at June 30, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$792,015	$20,319	$(1,497)	$810,837
Commercial mortgage-backed securities	715,047	3,951	(6,680)	712,318
Residential mortgage-backed securities	1,765,591	2,337	(48,026)	1,719,902
Other asset-backed securities	2,165,520	31,510	(13,901)	2,183,129
U.S. government agencies	347,227	2,014	(12,163)	337,078
Corporate debt securities	346,761	7,372	(1,836)	352,297
Preferred and common stock	30,175	236	(2,584)	27,827

Total	$6,162,336	$67,739	$(86,687)	$6,143,388

The amortized cost and fair value of investments by type were as follows at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$836,419	$35,610	$(529)	$871,500
Commercial mortgage-backed securities	691,604	10,297	(2,235)	699,666
Residential mortgage-backed securities	1,894,227	5,024	(20,800)	1,878,451
Other asset-backed securities	1,963,047	38,340	(10,885)	1,990,502
U.S. government agencies	360,236	5,641	(5,274)	360,603
Corporate debt securities	395,869	11,830	(2,266)	405,433
Preferred and common stock	30,175	217	(3,214)	27,178

Total	$6,171,577	$106,959	$(45,203)	$6,233,333

All securities were classified as available-for-sale at June 30, 2006 and December 31, 2005. The amortized cost and fair value of securities at June 30, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
In one year or less	$29,476	$29,643
After one year through five years	398,945	398,747
After five years through ten years	653,075	660,978
After ten years	404,507	410,844
Mortgage-backed and other asset-backed securities	4,646,158	4,615,349
Preferred and common stock	30,175	27,827

Total	$6,162,336	$6,143,388

At June 30, 2006 and December 31, 2005, net unrealized (losses) gains of $(18.9) million (($11.7) million net of tax) and $61.8 million ($38.3 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive (loss) income.” During the three and six months ended June 30, 2006, $0.3 million and $0.5 million, respectively, was reclassified from “Accumulated other comprehensive (loss) income” to earnings in connection with the sale of the underlying securities compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively. Gross realized gains and losses on sales of securities classified as available-for-sale, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(Dollars in thousands)
Gross realized gains	$1,210	$1,220	$2,848	$7,484
Gross realized losses	(3)	—	(1,268)	(4,492)
Other-than-temporary impairments	(1,647)	(1,550)	(2,439)	(3,428)

Net securities losses	$(440)	$(330)	$(859)	$(436)

At June 30, 2006, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$110,647	$(1,497)	$—	$—	$110,647	$(1,497)
Commercial mortgage-backed securities	251,727	(5,399)	70,563	(1,281)	322,290	(6,680)
Residential mortgage-backed securities	1,635,173	(48,026)	—	—	1,635,173	(48,026)
Other asset-backed securities	548,706	(10,941)	142,744	(2,960)	691,450	(13,901)
U.S. government agencies	167,586	(5,821)	147,964	(6,342)	315,550	(12,163)
Corporate debt securities	166,377	(1,316)	30,228	(520)	196,605	(1,836)
Preferred and common stock	—	—	11,881	(2,584)	11,881	(2,584)

	$2,880,216	$(73,000)	$403,380	$(13,687)	$3,283,596	$(86,687)

At December 31, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$62,783	$(529)	$—	$—	$62,783	$(529)
Commercial mortgage-backed securities	209,056	(1,572)	33,770	(663)	242,826	(2,235)
Residential mortgage-backed securities	1,081,400	(13,105)	375,400	(7,695)	1,456,800	(20,800)
Other asset-backed securities	656,313	(10,086)	75,813	(799)	732,126	(10,885)
U.S. government agencies	241,994	(3,327)	80,452	(1,947)	322,446	(5,274)
Corporate debt securities	104,438	(1,847)	30,719	(419)	135,157	(2,266)
Preferred and common stock	9,960	(40)	11,290	(3,174)	21,250	(3,214)

	$2,365,944	$(30,506)	$607,444	$(14,697)	$2,973,388	$(45,203)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Forty-two and sixty-one securities had unrealized losses for more than twelve months as of June 30, 2006 and December 31, 2005, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at June 30, 2006 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.
Of the $86.7 million of unrealized losses at June 30, 2006, $0.6 million relates to one preferred stock, two asset-backed securities and one US government agency security, which each have an unrealized loss greater than 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired. The remaining $86.1 million of unrealized losses at June 30, 2006 relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being or becoming other than temporarily impaired. Of these securities, $56.2 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $29.9 million is comprised of $29.1 million of U.S. government agency and corporate fixed income securities and $0.8 million of asset-backed securities.

5. Derivative Financial Instruments
The notional amount of the Company’s swap agreements totaled $2.8 billion and $2.7 billion at June 30, 2006 and December 31, 2005, with an average variable receive rate of 5.0 percent and 4.1 percent, respectively, and an average fixed pay rate of 4.2 percent. The variable rate portion of the swaps is generally based on Treasury bill, Federal Funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Interest expense” for the debt swaps and through “Investment commissions expense” for all other swaps. As of June 30, 2006, the Company estimates that $14.6 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive (loss) income” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income within the next twelve months as the swap payments are settled.
6. Sale of Receivables
The balance of sold receivables as of June 30, 2006 and December 31, 2005 was $340.6 million and $299.9 million, respectively. The average receivables sold totaled $374.8 million and $383.8 million during the three and six months ended June 30, 2006, respectively, and $396.0 million and $402.1 million in the three and six months ended June 30, 2005, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $5.9 million and $11.6 million for the three and six months ended June 30, 2006, respectively, and $4.0 million and $7.6 million for the three and six months ended June 30, 2005, respectively.
7. Income Taxes
The effective tax rate was 29.2 percent and 30.6 percent for the three and six months ended June 30, 2006, respectively, compared to 28.2 percent and 25.2 percent for the three and six months ended June 30, 2005, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income. In addition, the effective tax rate in the first half of 2005 benefited from the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time.
8. Stockholders’ Equity
As of June 30, 2006, the Company has 84,475,603 shares of common stock outstanding. During the three and six months ended June 30, 2006, the Company repurchased 470,150 shares and 954,050 shares, respectively, of its common stock at an average cost of $32.33 per share and $30.12 per share, respectively. As of June 30, 2006, the Company has remaining authorization to purchase up to 3,000,000 shares of its common stock. Following is a summary of common stock and treasury stock share activity during the six months ended June 30, 2006:

	Common Stock	Treasury Stock
	Shares Issued	Shares
(Amounts in thousands)
Balance at December 31, 2005	88,556	2,701
Stock repurchases	—	954
Issuance of shares upon exercise of stock options, net of shares submitted for withholding taxes on exercised stock options and restricted stock released	—	(356)

Balance at June 30, 2006	88,556	3,299

The Company has an employee equity trust (the “Trust”) used to fund employee compensation and benefit plans. The fair value of the shares held by the Trust is recorded in the “Unearned employee benefits and other” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the six months ended June 30, 2006, the Company released 461,639 shares upon the exercise of stock options and the vesting of restricted stock. As of June 30, 2006, 456,393 shares of MoneyGram common stock remained in the Trust.
The components of accumulated other comprehensive income include:

	June 30	December 31
(Dollars in thousands)	2006	2005
Unrealized (loss) gain on securities classified as available-for-sale	$(11,748)	$38,288
Unrealized gain on derivative financial instruments	27,325	13,651
Cumulative foreign currency translation adjustments	4,736	2,217
Minimum pension liability adjustment	(42,331)	(42,331)

Accumulated other comprehensive income	$(22,018)	$11,825

9. Pensions and Other Benefits
Net periodic pension cost for the defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(Dollars in thousands)
Service cost	$480	$517	$960	$946
Interest cost	2,896	2,647	5,792	5,660
Expected return on plan assets	(2,231)	(2,101)	(4,462)	(4,302)
Amortization of prior service cost	176	165	352	357
Recognized net actuarial loss	1,080	1,048	2,160	2,046

Net periodic pension cost	$2,401	$2,276	$4,802	$4,707

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.0 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively, and $8.0 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $4.0 million and $7.4 million during the three months ended June 30, 2006 and 2005, respectively, and $6.9 million and $8.6 million for the six months ended June 30, 2006 and 2005, respectively.
Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$159	$180	$318	$309
Interest cost	179	178	358	322
Amortization of prior service cost	(74)	(73)	(148)	(147)
Recognized net actuarial loss	6	4	12	8

Net periodic pension cost	$270	$289	$540	$492

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.
The Company incurred expenses for and made contributions to the 401(k) defined contribution plan totaling $0.7 million and $0.6 million during the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan totaling $2.1 million and $1.9 million during the six months ended June 30, 2006 and 2005, respectively.
10. Debt
On June 30, 2006, the interest rate under the Company’s bank credit facility was 6.0 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. At June 30, 2006 and December 31, 2005, the interest rate debt swaps used to hedge the cash flows under our variable rate debt had an average variable receive rate of 4.4 percent and 3.9 percent, respectively, and an average fixed pay rate of 4.3 percent for both periods. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.
11. Stock-Based Compensation
Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock options granted in 2006 become exercisable over a three-year period in an equal number of shares each year and have a term of ten years. For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. The weighted-average grant date fair value of options granted during 2006 and 2005 was $10.38 and $5.95, respectively.

	2006	2005
Expected dividend yield	0.6%	0.2%
Expected volatility	26.5%	24.1%
Risk-free interest rate	4.7%	3.8%
Expected life	6.5 years	5 years
Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)
Options outstanding at December 31, 2005	4,883,262	$18.42
Granted	402,540	$27.34
Exercised	(823,180)	$18.16
Forfeited	(42,338)	$19.54

Options outstanding at June 30, 2006	4,420,284	$19.28	5.34 years	$64,860

Options exercisable at June 30, 2006	3,432,729	$18.26	4.68 years	$53,848

The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Future vesting in all cases is subject generally to continued employment with MoneyGram or MoneyGram’s former parent company, Viad. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Restricted stock outstanding at December 31, 2005	692,939	$18.28
Granted	114,570	27.71
Vested and issued	(471,183)	17.68
Forfeited	(10,769)	19.34

Restricted stock outstanding at June 30, 2006	325,557	$17.42

Following is a summary of pertinent information related to the Company’s stock-based awards:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Fair value of options vesting during period	$68	$8,612	$5,627	$9,949
Fair value of restricted stock vesting during period	1,731	478	13,338	9,916
Expense recognized related to options	599	622	1,180	1,151
Expense recognized related to restricted stock	528	974	1,128	1,386
Intrinsic value of options exercised	7,140	650	11,005	1,058
Cash received from option exercises	9,098	1,224	17,228	2,634
Tax benefit realized for tax deductions from option exercises	2,344	209	3,765	345

As of June 30, 2006, the Company’s unvested stock-based awards had the following unrecognized compensation expense and remaining vesting periods:

(Dollars in thousands)	Options	Restricted Stock

Unrecognized compensation expense	$5,772	$3,682
Remaining weighted average vesting period	2.45 years	2.11 years
As of June 30, 2006, the Company has remaining authorization to issue awards of up to 6,931,390 shares of common stock under its 2005 Omnibus Incentive Plan.
For the three and six months ended June 30, 2006, options to purchase 351,029 and 236,290 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three and six months ended June 30, 2005, options to purchase 1,508,800 and 1,506,300 shares of common stock, respectively, were excluded from the diluted earnings per share calculation. Options are antidilutive if the exercise price of the option is greater than the average market price of the Company’s common stock for the period presented.
12. Commitments and Contingencies
At June 30, 2006, we had available reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion, including a $1.0 billion reverse repurchase agreement with one clearing bank. At June 30, 2006, $10.5 million was outstanding under letters of credit and $52.0 million was outstanding under the reverse repurchase agreement.
As of June 30, 2006, the total amount of unfunded commitments related to investments in limited partnerships was $5.5 million.
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
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by providing criteria for financial statement recognition and measurement of benefits related to income taxes. This FIN is effective January 1, 2007 for MoneyGram. The Company is evaluating the impact of this pronouncement on its consolidated financial statements.
14. Minimum Commission Guarantees
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.
As of June 30, 2006, the minimum commission guarantees had a maximum payment of $23.1 million over a weighted average remaining term of 3.70 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2005, the Company paid $2.5 million under these guarantees, or approximately 50 percent of the estimated maximum payment for the year.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Total revenue:
Global Funds Transfer:
Money transfer, including bill payment	$161,917	$124,545	$306,905	$235,841
Retail money orders	40,121	35,197	78,120	71,047

Total Global Funds Transfer	202,038	159,742	385,025	306,888
Payment Systems:
Official check and payment processing	83,045	73,762	155,987	147,700
Other	7,830	6,496	15,573	13,328

Total Payment Systems	90,875	80,258	171,560	161,028

Total revenue	$292,913	$240,000	$556,585	$467,916

Operating Income:
Global Funds Transfer	$40,801	$29,682	$80,708	$56,111
Payment Systems	16,207	11,428	26,529	24,668

Total operating income	57,008	41,110	107,237	80,779
Interest expense	1,975	2,608	3,922	3,997
Other unallocated expenses	3,215	2,197	5,808	4,820

Income before income taxes	$51,818	$36,305	$97,507	$71,962

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Depreciation and amortization:
Global Funds Transfer	$8,061	$6,512	$15,543	$12,973
Payment Systems	1,284	1,136	2,234	2,112

Total depreciation and amortization	$9,345	$7,648	$17,777	$15,085

Capital expenditures:
Global Funds Transfer	$13,645	$7,498	$30,788	$24,189
Payment Systems	3,219	1,066	6,673	1,162

Total capital expenditures	$16,864	$8,564	$37,461	$25,351

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
United States	$234,676	$190,952	$448,430	$374,800
Foreign	58,237	49,048	108,155	93,116

Total revenue	$292,913	$240,000	$556,585	$467,916

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
Highlights
Second quarter 2006 results reflect:
•	Global Funds Transfer segment revenue growth of over 26 percent compared to the second quarter 2005, driven by 42 percent growth of money transfer transaction volume and 30 percent growth of money transfer revenue.

•	Fee and other revenue of $186.8 million, up 25 percent from the second quarter of 2005 driven by the growth in money transfer transaction volume.

•	Net investment margin of 2.71 percent, as shown in Table 4, including $8.6 million, or $0.06 per diluted share after tax, of cash flows from previously impaired investments and income from limited partnership interests.
Table 1 — Results of Operations

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Revenue:
Fee and other revenue	$186,837	$149,278	25	$355,968	$287,798	24
Investment revenue	106,516	91,052	17	201,476	180,554	12
Net securities losses	(440)	(330)	NM	(859)	(436)	NM

Total revenue	292,913	240,000	22	556,585	467,916	19

Fee commissions expense	75,619	56,217	35	143,103	108,405	32
Investment commissions expense	63,036	58,813	7	121,825	116,767	4

Total commissions expense	138,655	115,030	21	264,928	225,172	18

Net revenue	154,258	124,970	23	291,657	242,744	20

Expenses:
Compensation and benefits	43,093	33,292	29	83,721	62,565	34
Transaction and operations support	39,210	36,541	7	71,296	72,185	(1)
Depreciation and amortization	9,345	7,648	22	17,777	15,085	18
Occupancy, equipment and supplies	8,817	8,576	3	17,434	16,950	3
Interest expense	1,975	2,608	(24)	3,922	3,997	(2)

Total expenses	102,440	88,665	16	194,150	170,782	14

Income before income taxes	51,818	36,305	43	97,507	71,962	35
Income tax expense	15,112	10,242	NM	29,865	18,109	NM

Net income	$36,706	$26,063	41	$67,642	$53,853	26

NM = Not meaningful

Table 2 – Results of Operations as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenue:
Fee and other revenue	64%	62%	64%	62%
Investment revenue	36%	38%	36%	38%
Net securities (losses) gains	0%	0%	0%	0%

Total revenue	100%	100%	100%	100%
Fee commissions expense	26%	23%	26%	23%
Investment commissions expense	22%	25%	22%	25%

Total commissions expense	47%	48%	48%	48%

Net revenue	53%	52%	52%	52%

Expenses:
Compensation and benefits	15%	14%	15%	13%
Transaction and operations support	13%	15%	13%	15%
Depreciation and amortization	3%	3%	3%	3%
Occupancy, equipment and supplies	3%	4%	3%	4%
Interest expense	1%	1%	1%	1%

Total expenses	35%	37%	35%	36%

Income before income taxes	18%	15%	17%	15%
Income tax expense	5%	4%	5%	4%

Net income	13%	11%	12%	11%
For the second quarter of 2006, revenue growth of 22 percent and net revenue growth of 23 percent over the second quarter of 2005 was primarily due to growth in money transfer transaction volume and $8.6 million of cash flows from previously impaired investments and income from limited partnerships. Expenses increased 16 percent over the second quarter of 2005, which reflects compensation merit increases, additional headcount to support growth and increased marketing expenditures. These increased expenses were partially offset by lower agent credit losses.
For the six months ended June 30, 2006, revenue increased by 19 percent and net revenue by 20 percent over 2005 due to growth in the money transfer business. Expenses increased 14 percent over the first half of 2005, driven by additional headcount to support the growth in the business and the amortization of capitalized software and hardware acquired in 2005 to enhance our product platforms and help drive growth
Table 3 — Net Fee Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30			June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Fee and other revenue	$186,837	$149,278	25	$355,968	$287,798	24
Fee commissions expense	75,619	56,217	35	143,103	108,405	32

Net fee revenue	$111,218	$93,061	20	$212,865	$179,393	19

Commissions as a % of fee and other revenue	40.5%	37.7%		40.2%	37.7%

Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing to 64 percent of total revenue for the three months ended June 30, 2006 from 62 percent for the same period of 2005. Fee and other revenue for the three months and six months ended June 30, 2006 increased by 25 percent and 24 percent, respectively, compared to the same periods in the prior year, primarily driven by growth of 42 percent and 44 percent, respectively, in money transfer transaction volume. The revenue growth rate for 2006 is lower than the money transfer volume growth rate due primarily to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allow us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to maintain a price point below our higher priced competitor but above the niche players in the market. Our domestically originated transactions, which contribute lower revenue per transaction, are growing at a faster rate than internationally originated transactions.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. For the three and six months ended June 30, 2006, fee commissions expense increased 35 percent and 32 percent, respectively, as compared to the same periods in 2005, primarily driven by higher money transfer transaction volume.
Net fee revenue increased $18.2 million, or 20 percent, in the second quarter of 2006 as compared to 2005, and increased $33.5 million, or 19 percent, for the six month period in 2006 over 2005. The increase in net fee revenue is driven by the increase in money transfer transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to the growth in money transfer, which has a lower net revenue margin than money orders and lower fee revenues from our payments systems products.
Table 4 — Net Investment Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30		2006 vs	June 30		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)			(Dollars in thousands)
Components of net investment revenue:
Investment revenue	$106,516	$91,052	17%	$201,476	$180,554	12%
Investment commissions expense (1)	(63,036)	(58,813)	7%	(121,825)	(116,767)	4%

Net investment revenue	$43,480	$32,239	35%	$79,651	$63,787	25%

Average balances:
Cash equivalents and investments	$6,430,475	$6,839,545	$(409,070)	$6,386,878	$6,771,692	$(384,814)
Payment service obligations (2)	4,904,676	5,397,552	(492,876)	4,848,801	5,319,074	(470,273)
Average yields earned and rates paid (3):
Investment yield	6.64%	5.34%	1.30%	6.36%	5.38%	0.98%
Investment commission rate	5.16%	4.37%	0.79%	5.07%	4.43%	0.64%
Net investment margin	2.71%	1.89%	0.82%	2.51%	1.90%	0.61%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($374.8 million and $396.0 million for the three months ended June 30, 2006 and 2005, respectively, and $383.8 million and $402.1 million for the six months ended June 30, 2006 and 2005, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased 17 percent and 12 percent in the second quarter and first half of 2006 compared to the same periods in 2005 due to higher yields on the portfolio, partially offset by lower investable balances. Investment revenue for the three and six months ended June 30, 2006 includes $8.6 million and $12.4 million, respectively, of cash flow recoveries on previously impaired investments and income from limited partnership interests, while the three and six months ended June 30, 2005 includes $5.8 million and $11.1 million, respectively, of cash flow recoveries from previously impaired investments. The limited partnership interests are accounted for under the equity method.
Investment commissions expense increased 7 percent and 4 percent in the three and six months ended June 30, 2006 compared to the same periods in 2005 as rising short-term rates resulted in higher commissions paid to financial institution customers. The impact of rising rates was significantly offset by lower swap costs.
Net investment revenue increased 35 percent and 25 percent, respectively, in the three and six months ended June 30, 2006 compared to the prior year, with the net investment margin increasing to 2.71 percent and 2.51 percent respectively. This growth is attributable to the higher yields, lower swap costs, cash flow recoveries and limited partnership interest income.
Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended			Six Months Ended
	June 30			June 30

	2006	2005	Change	2006	2005	Change

	(Dollars in thousands)			(Dollars in thousands)
Gross realized gains	$1,210	$1,220	$(10)	$2,848	$7,484	$(4,636)
Gross realized losses	(3)	—	(3)	(1,268)	(4,492)	3,224
Other-than-temporary impairments	(1,647)	(1,550)	(97)	(2,439)	(3,428)	989

Net securities losses	$(440)	$(330)	$(110)	$(859)	$(436)	$(423)

Net securities losses remained relatively stable at $0.4 million and $0.9 million in the three and six months ended June 30, 2006, respectively, compared to $0.3 million and $0.4 million in the three and six months ended June 30, 2005, respectively. The Company recognized impairments of $1.6 million and $2.4 million related to investments backed by automobile, aircraft and manufactured housing collateral in the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the Company recognized impairments of $1.6 million and $3.4 million, respectively, related to investments backed by aircraft collateral.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits increased 29 percent and 34 percent in the three and six months ended June 30, 2006 compared to the same periods in 2005 due to annual merit increases, higher headcount supporting the growth of the money transfer business and higher stock-based incentive compensation accruals. We expect compensation and benefits to continue to increase over the remainder of 2006 due to additional headcount from growth and the Money Express acquisition.
Transaction and operations support — Transaction and operations support expenses include marketing, professional fees and other outside services, telecommunications and forms expense. Transaction and operations support costs increased seven percent for the three months ended June 30, 2006 compared to the same period in 2005 due to increased marketing expenditures and professional fees, offset by lower agent credit losses. Marketing expenditures increased due to the timing of planned marketing campaigns and activities.
Transaction and operations support costs decreased by one percent in the six months ended June 30, 2006 compared to the same period in 2005. During the first half of 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter. We also incurred higher professional services costs in 2005 primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act and other regulatory requirements, software development and other projects.
As 2005 was our first year of reporting under Section 404 of the Sarbanes-Oxley Act, we expect that our Section 404 costs in 2006 will be lower as the initiatives undertaken in 2005 become integrated into our daily activities. However, we continue to see a trend among state and federal regulators of banks and other financial services businesses toward greater scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we anticipate that our transaction expenses will increase due to marketing spend, integration of Money Express, investment in the agent network, and development of our retail network in Western Europe.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements, as well as amortization of our intangible assets. Depreciation and amortization expense for the three and six months ended June 30, 2006, increased 22 percent and 18 percent, respectively, over the same periods in 2005, due to the amortization of capitalized software and hardware acquired in 2005 to enhance our product platforms and help drive growth. We expect depreciation and amortization expense to increase due to the intangible assets resulting from the acquisition of Money Express.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies expense for the three and six months ended June 30, 2006 increased three percent over the comparable 2005 periods, as we had higher software expense and maintenance, office rent, equipment maintenance and supplies expense, partially offset by lower losses on disposals of fixed assets. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Office rent has increased due to normal annual increases and expanded locations. Equipment maintenance and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense for the three and six months ended June 30, 2006 decreased 24 percent and 2 percent, respectively, over the same 2005 periods. In the second quarter of 2005, we amended our bank credit facility and expensed $0.9 million of unamortized financing costs relating to the original facility. The remaining change is due to rising interest rates, partially offset by receipts under our cash flow hedges.
Income taxes — The effective tax rate was 29.2 percent and 30.6 percent for the three and six months ended June 30, 2006, respectively, compared to 28.2 percent and 25.2 percent for the three and six months ended June 30, 2005, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income. In addition, the effective tax rate in the first half of 2005 benefited from the reversal of $2.1 million of tax reserves that were deemed to be no longer needed due to the passage of time. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase.
Acquisition
On May 31, 2006, MoneyGram completed the acquisition of Money Express, the Company’s former super agent in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.
MoneyGram acquired Money Express for $14.7 million, subject to purchase price adjustments. The acquisition cost includes $1.0 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company is in the process of finalizing the valuation of intangible assets and deferred taxes from this acquisition, among other items, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.3 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from 3 to 5 years. Goodwill of $13.7 million was recorded and assigned to our Global Funds Transfer segment.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s consolidated statement of income. The financial impact of the acquisition is not material to the Consolidated Balance Sheet or Consolidated Statement of Income.
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
Table 6 — Segment Information

	Three Months Ended			Six Months Ended
	June 30,		2006 vs	June 30,		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)			(Dollars in thousands)
Operating income:
Global Funds Transfer	$40,801	$29,682	37%	$80,708	$56,111	44%
Payment Systems	16,207	11,428	42%	26,529	24,668	8%

Total segment operating income	57,008	41,110	39%	107,237	80,779	33%
Interest expense	1,975	2,608	(24)%	3,922	3,997	(2)%
Other unallocated expenses	3,215	2,197	46%	5,808	4,820	20%

Income before income taxes	$51,818	$36,305	43%	$97,507	$71,962	35%

Other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to MoneyGram’s former parent Viad Corp (“Viad”). As part of our 2004 spin-off from Viad, we entered into an Interim Services Agreement which provides for services to be provided by Viad on an interim basis. We were obligated under this Interim Services Agreement to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning July 1, 2004. We terminated certain services under the Interim Services Agreement effective on September 28, 2005 and terminated substantially all remaining services effective in the second quarter of 2006. As a result of this termination, our payments to Viad were $0.3 million in the first half of 2006.
Table 7 — Global Funds Transfer Segment

	Three Months Ended			Six Months Ended
	June 30,		2006 vs	June 30,		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)			(Dollars in thousands)
Money transfer revenue	$161,917	$124,545	30%	$306,905	$235,841	30%
Retail money orders	40,121	35,197	14%	78,120	71,047	10%

Total revenue	202,038	159,742	26%	385,025	306,888	25%

Commissions expense	(80,348)	(60,648)	32%	(152,496)	(117,465)	30%

Net revenue	$121,690	$99,094	23%	$232,529	$189,423	23%

Operating income	$40,801	$29,682	37%	$80,708	$56,111	44%
Operating margin	20.2%	18.6%		21.0%	18.3%
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 26 percent and 25 percent in the three and six months ended June 30, 2006, respectively, over the same periods in 2005, primarily driven by the growth in money transfer volume and higher yields on the money order investment portfolio. Money transfer volumes grew 42 percent and 44 percent in the three and six months ended June 30, 2006, respectively, and money transfer revenue grew 30 percent in both periods. Money transfer revenue growth rates are lower than volume growth rates due to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our domestically originated transactions, which contribute lower revenue per transaction, grew 50 percent and 51 percent in the three and six months ended June 30, 2006, respectively, while transactions originated outside of North America grew 27 percent and 28 percent, respectively. Our agent network grew 19 percent to over 96,000 agent locations from the second quarter of 2005 to the second quarter of 2006. As expected, retail money order volume declined three percent in the three and six months ended June 30, 2006 compared to the same periods in 2005, consistent with the overall trend of paper-based payment instruments.

Investment revenue in Global Funds Transfer increased 28 percent and 24 percent in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to higher interest rates earned on the portfolio. Global Funds Transfer realized $1.9 million and $1.2 million of pre-tax cash flows previously impaired investments and income from limited partnership interests in the three months ended June 30, 2006 and 2005, respectively, and $2.8 million and $2.3 million in the six months ended June 30, 2006 and 2005, respectively.
Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for the three and six months ended June 30, 2006 increased 32 percent and 30 percent, respectively, compared to 2005 periods, primarily driven by the transaction volume growth in money transfer. Commissions expense as a percentage of revenue increased from 38.0 percent and 38.3 percent in the three and six months ended June 30, 2005, respectively, to 39.8 percent and 39.6 percent in the three and six months ended June 30, 2006, respectively, due to product mix as the money transfer business, the primary source of commissions, continues to comprise a larger percent of the revenue of Global Funds Transfer.
Operating margin was 20.2 percent and 21.0 percent for the three and six months ended June 30, 2006, respectively, while the operating margin was 18.6 percent and 18.3 percent for the three and six months ended June 30, 2005, respectively. The increase in operating margin is due to higher yields on the money order investment portfolio and lower agent credit losses. We expect our operating margin to decline in the last half of 2006 due to increased marketing spend, integration costs from the Money Express acquisition, investment in the agent network and development of our retail network in Western Europe.
Table 8 — Payment Systems Segment

	Three Months Ended			Six Months Ended
	June 30		2006 vs	June 30,		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)			(Dollars in thousands)
Official check and payment processing	$83,045	$73,762	13%	$155,987	$147,700	6%
Other revenue	7,830	6,496	21%	15,573	13,328	17%

Total revenue	90,875	80,258	13%	171,560	161,028	7%

Commissions	58,307	54,382	7%	112,431	107,706	4%
Operating income	16,207	11,428	42%	26,529	24,668	8%
Operating margin	17.8%	14.2%		15.5%	15.3%

Taxable equivalent basis (1):
Total revenue	$95,240	$84,977	12%	$180,352	$170,466	6%
Commissions	58,307	54,382	7%	112,431	107,706	4%
Operating income	20,572	16,146	27%	35,321	34,105	4%
Operating margin	21.6%	19.0%		19.6%	20.0%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.4 million and $4.7 million for the second quarter of 2006 and 2005, respectively, and $8.8 million and $9.4 million for the six months ended June 30, 2006 and 2005, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased 13 percent and 7 percent for the three and six months ended June 30, 2006, respectively, compared to prior periods primarily due to investment income from higher short-term interest rates. Included in investment revenue for the three and six months ended June 30, 2006 is $6.7 million and $9.6 million, respectively, of pretax cash flows from previously impaired investments and income from limited partnership interests compared to

$4.6 million and $8.8 million for the three and six months ended June 30, 2005, respectively. Revenue in the first half of 2005 included $2.2 million in fee revenue related to a payment received due to the early termination of a customer contract.
Commission expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased 7 percent and 4 percent for the three and six months ended June 30, 2006, respectively, as compared to 2005, primarily due to higher short-term interest rates that resulted in higher commissions paid to financial institution customers, partially offset by a decline in swap costs, repricing efforts and lower investable balances.
Operating margin for the three and six months ended June 30, 2006 was 17.8 percent and 15.5 percent, respectively (21.6 percent and 19.6 percent, respectively, on a taxable equivalent basis) as compared to 14.2 percent and 15.3 percent, respectively (19.0 percent and 20.0 percent, respectively, on a taxable equivalent basis) for the three and six months ended June 30, 2005. The operating margin for the second quarter of 2006 and 2005 benefited by 6.5 percentage points and 5.2 percentage points, respectively, from pretax cash flows from previously impaired securities and income from limited partnership interests. For the six months ended June 30, 2006 and 2005, the operating margin benefited by 5.0 percentage points and 4.9 percentage points, respectively, from pretax cash flows from previously impaired securities, income from limited partnership interests and a customer early termination fee in 2005.
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
At June 30, 2006, we had cash and cash equivalents of $728.3 million, net receivables of $1.6 billion and investments of $6.1 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons and by Company policy are not available to satisfy operating or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 3.0 percent of our total investments and cash equivalents. As of June 30, 2006, we were in compliance with this policy.
As of June 30, 2006 and December 31, 2005, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 9. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.
Table 9 — Unrestricted Assets

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$728,335	$866,391
Receivables, net	1,564,950	1,325,622
Investments	6,143,388	6,233,333

	8,436,673	8,425,346
Amounts restricted to cover payment service obligations	(8,142,462)	(8,059,309)

Unrestricted assets	$294,211	$366,037

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments, capital expenditures, the acquisition of Money Express, payment of dividends and repurchases of our common stock.

Table 10 — Cash Flows Provided By or Used In Operating Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$36,706	$26,063	$67,642	$53,853
Total adjustments to reconcile net income	13,009	12,014	17,077	15,065

Net cash provided by operating activities before changes in payment service assets and obligations	49,715	38,077	84,719	68,918
Change in cash and cash equivalents (substantially restricted)	168,316	(456,969)	143,710	(404,414)
Change in receivables, net (substantially restricted)	(281,175)	(454,740)	(238,987)	(548,255)
Change in payment service obligations	217,751	808,894	71,162	780,653

Net change in payment service assets and obligations	104,892	(102,815)	(24,115)	(172,016)

Net cash provided by (used in) operating activities	$154,607	$(64,738)	$60,604	$(103,098)

Operating activities provided net cash of $154.6 million during the second quarter of 2006 and used net cash of $64.7 million during the second quarter of 2005, for an increase in net cash provided of $219.3 million. This increase is primarily due to a $10.6 million increase in net income and a $207.7 million increase in cash provided by the net change in payment service assets and obligations. Operating activities provided net cash of $60.6 million during the six month period ended June 30, 2006 and used net cash of $103.1 million during the same period in 2005, for an increase in net cash provided of $163.7 million. This increase is primarily due to a $13.8 million increase in net income and a $147.9 million increase in cash provided by the net change in payment service assets and obligations.
The balances of our payment service assets and obligations are primarily affected by the timing of transactions and the remittances by our agents and financial institution customers of the cash proceeds from those transactions, the length of time between sale and presentation of a payment service instrument and the volume of transactions. Our official check product comprises a substantial portion of our receivables and payment service obligations as this product has higher face amounts. Balances for receivables and payment service obligations will not move in tandem as the remittance of monies from our agents and financial institution customers to the Company will not match the timing of when a payment service instrument is presented for payment or a money transfer is collected. Financial institution customers remit to the Company one day after the sale of the instrument; all other remittances are made on contractual timeframes of typically one to three days. On average, our money order product is presented for payment eight to ten days after sale; our official check product is presented for payment three to five days after sale; and money transfers are typically collected within one day.
The changes in cash provided by the net change in payment service assets and obligations for the three and six months ended June 30, 2006, as compared to the same periods in the prior year, are due to the timing of remittances and changes in transaction volumes.
Table 11 — Cash Flows Provided By or Used In Investing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net investment activity	$(115,585)	$81,281	$7,051	$156,562
Cash paid for acquisitions	(12,414)	(8,535)	(13,052)	(8,535)
Purchases of property and equipment	(19,428)	(8,564)	(40,025)	(25,351)

Net cash (used in) provided by investing activities	$(147,427)	$64,182	$(46,026)	$122,676

Investing activities used cash of $147.4 million and $46.0 million during the three and six months ended June 30, 2006, respectively, and provided cash of $64.2 million and $122.7 million during the three and six months ended June 30, 2005, respectively. Investing activities primarily consist of activity within our investment portfolio. The decline in cash provided by net investment activity in the three and six months ended June 30, 2006 as compared to 2005 is due to the overall slowdown in the mortgage bond market resulting from higher interest rates and lower refinancing activity. The use of cash in the investment portfolio during the second quarter of 2006 reflects the timing of investment sales.
In the second quarter of 2006, the Company acquired Money Express, its former super agent in Italy. In the second quarter of 2005, the Company acquired ACH Commerce. Capital expenditures in all periods presented relate to our continued investment in the money transfer platform. In addition, we acquired a 50% interest in a corporate aircraft during the first half of 2005 and the remaining 50% interest in the first half of 2006.
Cash Flows from Financing Activities: Financing activities (used) provided cash of $(7.2) million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, financing activities used cash of $14.6 million and $19.6 million, respectively. Sources of cash relate primarily to the exercise of stock options, which provided $9.1 million and $1.2 million during the second quarter of 2006 and 2005, respectively, and $17.2 million and $2.6 million during the six months ended June 30, 2006 and 2005, respectively. The exercise of stock options also generated $2.3 million and $0.2 million of tax benefits in the first quarter of 2006 and 2005, respectively, and $3.8 million and $0.3 million in the six months ended June 30, 2006 and 2005, respectively.
Cash used by financing activities relates primarily to our purchase of $15.2 million and $0.0 million of treasury stock during the second quarter of 2006 and 2005, respectively, and $28.7 million and $20.8 million during the six months ended June 30, 2006 and 2005, respectively. In addition, we paid $3.4 million and $0.9 million in dividends during the second quarter of 2006 and 2005, respectively, and $6.8 million and $1.7 million during the six months ended June 30, 2006 and 2005, respectively.

Other Funding Sources and Requirements
We have a bank credit facility providing $350.0 million in the form of a $100.0 million term loan and a $250.0 million revolving credit facility. At June 30, 2006, we had outstanding borrowings under the credit facility consisting of a $100.0 million term loan and $50.0 million under the revolving credit facility. The maturity date of the term loan and the credit facility is June 2010. The credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the term loan and the credit facility is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit ratings of our senior unsecured debt. The usage fees on the facility range from 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. At June 30, 2006, the interest rate under the bank credit facility was 6 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. The remaining availability under the bank credit facility may be used for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At June 30, 2006, we were in compliance with all of the covenants under the bank credit facility.
At June 30, 2006, we had available reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion, including a $1.0 billion reverse repurchase agreement with one clearing bank. At June 30, 2006, $10.5 million was outstanding under letters of credit and $52.0 million was outstanding under the reverse repurchase agreement.
As of June 30, 2006, the total amount of unfunded commitments related to investments in limited partnerships was $5.5 million.
Table 12 — Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Debt	$186,000	$9,000	$18,000	$159,000	$—
Operating leases	59,441	7,825	15,860	14,598	21,158
Derivative financial instruments	47,613	23,527	20,093	3,993	—
Other obligations	5,505	5,505	—	—	—
Capital lease obligations	221	221	—	—	—

Total contractual cash obligations	$298,780	$46,078	$53,953	$177,591	$21,158

Debt consists of principal amounts outstanding under the variable rate term loan and revolving credit facility at June 30, 2006, as well as related interest payments. As discussed above, interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be six percent, which is the rate in effect on June 30, 2006. Operating and capital leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
MoneyGram has a frozen funded, noncontributory pension plan that it assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the three and six months ended June 30, 2006, MoneyGram contributed $3.2 million and $5.2 million, respectively, to the funded pension plan. We expect to contribute an additional $4.6 million in the remainder of 2006. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2006, we paid benefits totaling $0.9 million and $1.8 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.0 million in the remainder of 2006. Expected contributions and benefit payments under these plans are not included in the table above.
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
Stockholders’ Equity
For the three and six months ended June 30, 2006, MoneyGram purchased 470,150 and 954,050 shares of our common shares, respectively, at an average price of $32.33 and $30.12 per share, respectively. As of June 30, 2006, the Company has remaining authorization to purchase up to 3,000,000 shares of its common stock.
In February 2006, the Company’s Board of Directors declared a cash dividend of $0.04 per share of common stock, which was paid in April 2006. In May 2006, the Company’s Board of Directors declared a cash dividend of $0.04 per share of common stock, which was paid in July 2006. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in December 2006. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average, we sold receivables totaling $374.8 million and $383.8 during the three and six months ended June 30, 2006, respectively, for a total discount of $5.0 million and $9.9 million, respectively.
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the second quarter of 2006. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R, Share-Based Payment, to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted this FSP effective January 1, 2006 with no material impact to our consolidated financial statements.
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for income taxes by providing criteria for financial statement recognition and measurement of benefits related to income taxes. This FIN is effective January 1, 2007 for MoneyGram. The Company is evaluating the impact of this pronouncement on its consolidated financial statements.
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
•	Agent Retention. We may be unable to renew retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Development of New and Enhanced Products. We may be unable to successfully and timely implement new or enhanced technology, delivery methods and product offerings, including pre-paid stored value cards and new bill payment services.

•	Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.

•	Litigation or Investigations. Our business and results of operations may be materially adversely affected by lawsuits or investigations which could result in material settlements, fines or penalties.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. Regulation. Failure by us or our agents to comply with the laws and regulatory requirements of federal and state regulatory authorities, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Banking Relationships. Inability by us or our agents to maintain existing or establish new banking relationships could adversely affect our business, results of operations and our financial condition.

•	International Events and Regulation. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships. Imposition of additional regulatory requirements in the foreign countries in which we operate could adversely affect our business.

•	New Retail Locations and Acquisitions. Opening new Company owned retail locations and/or acquiring businesses may cause a diversion of capital and management’s attention from our core business.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

•	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

•	Investment Portfolio Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio.

•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments and commissions paid to financial institution customers.

•	Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition.

•	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

•	Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely affect our results of operation and financial condition.

•	Network and Data Security. If we face system interruptions and system failures due to defects in our software, development delays and installation difficulties, or for any other reason, our business could be harmed.

•	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

•	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change in control of our Company.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.
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
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have been revised and updated and are set forth in their entirety below.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Our business faces many risks. Any of the risks discussed below, or elsewhere in this Quarterly Report on Form 10-Q or our other SEC filings, could have a material impact on our business, financial condition or results of operations.
RISK FACTORS
If we lose key retail agents or are unable to maintain our Global Funds Transfer agent network, our business and results of operations could be adversely affected.
We may not be able to retain all of our current retail agents. The competition for retail agents is intense, and larger agents are increasingly demanding financial concessions and more information technology customization. The development and equipment necessary to meet agent demands could require substantial capital expenditures. If we were unable to meet these demands, we could lose agents and our volume of money transfers would be substantially reduced. If agents decide to leave our network, or if we are unable to sign new agents, our revenue would decline.

Existing agents may generate fewer transactions or less revenue for various reasons, including increased competition. An agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations or hours of operation, or cease doing business altogether.
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
Litigation or investigations involving our agents or MoneyGram which could result in material settlements, fines or penalties may adversely affect our business, financial condition and results of operations.
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

There may also be adverse publicity associated with lawsuits and investigations that could decrease customer acceptance of our agents and our services. As a result, litigation or investigations involving our agents or MoneyGram may adversely affect our business, financial condition and results of operations.
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
Our agents and MoneyGram are subject to a number of risks relating to U.S. federal and state regulatory requirements which could result in material settlements, fines or penalties or changes in their or our business operations that may adversely affect our business, financial condition and results of operations.
Our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. In addition to the foregoing, the money transfer business is subject to a variety of state and federal regulations in the U.S. aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. The USA PATRIOT Act also mandates several anti-money laundering requirements.
Any intentional or negligent violation of the laws and regulations set forth above by our employees or our agents could lead to significant fines and/or penalties, and could limit our ability to conduct business in some jurisdictions. In addition to those direct costs, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.
Changes in laws, regulations or other industry practices and standards may occur which could increase our compliance and other costs of doing business, could require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, and could have an adverse effect on our results of operations. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. If onerous regulatory requirements were imposed on our agents, they could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
An inability for our agents or for us to maintain adequate banking relationships may adversely affect our financial condition.
We and our agents are considered Money Service Businesses, or “MSBs,” in the United States under the Bank Secrecy Act. An increasing number of financial institutions view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering compliance programs. As a result, several financial institutions have terminated their banking relationships with some of our agents and one with us. If a significant number of agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services. Any inability on our part to maintain existing or establish new banking relationships could adversely affect our business, results of operations and our financial condition.
Imposition of additional regulatory requirements in any of the foreign countries in which we operate could adversely affect our business.
International regulation of the money transfer business varies from country to country. Although most countries (other than Germany, France, Malaysia, the Netherlands, Switzerland, Ukraine and the United Kingdom) do not regulate this business to the same degree as the United States, this could change in the future. Various foreign governments could impose penalties or charges, or additional regulatory requirements on us or our agents, such as licensing requirements, government watch lists that prohibit the transfer of money on behalf of prohibited individuals, and anti-money laundering regulations. Any of these requirements, including anti-money laundering requirements and related scrutiny, could make it more difficult to originate money transfers overseas, increase our costs or decrease our revenues. Any inadvertent violation of a law or regulation by us or one of our agents could subject us to damages, including fines or penalties.
The opening of new retail locations and acquisition of businesses create risks and may affect our operating results.
We have recently opened several company owned retail locations for the sale of our products and services. Operating such retail locations presents new risks for us. After substantial capital investment in such retail locations it is uncertain how such locations will be accepted in the market and how quickly transaction volume will increase. We also may be subject to additional laws and regulations which are triggered by our ownership of the retail locations and our employment of the individuals staffing such retail locations.
Additionally, we may from time to time acquire businesses both inside and outside of the U.S. The acquisition and integration of businesses involve a number of risks. We may not be able to successfully integrate any businesses that we acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations.
The diversion of capital and management’s attention from our core business that results from opening retail locations and/or acquiring new businesses could adversely affect our business, financial condition and results of operations.
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
A material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
The money transfer business relies in part on migration patterns, as individuals move from their native country into countries with greater economic opportunities and/or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws, economic development patterns that discourage international migration and political or other events (such as war, terrorism or health emergencies) that would make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate and could each have an adverse effect on our business, financial condition and results of operations.
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
Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Any significant interruptions or security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities, and cause a loss of customers. Certain of our agent contracts contain service level standards pertaining to the operation of our system, and give the agent a right of termination for system downtime exceeding agreed upon service levels.

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
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended June 30, 2006. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock. The shares of common stock surrendered to the Company are not considered repurchased shares under the terms of the repurchase program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program
April 1 – April 30, 2006	—	—		3,470,150
May 1 – May 31, 2006	—	—		3,470,150
June 1 – June 30, 2006	490,974	$32.42	470,150	3,000,000

Total	490,974		470,150
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The stockholders of the Company voted on two items at the Annual Meeting of Stockholders on May 9, 2006:
1. The election of four directors to a 3-year term.
2. The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006.
The Class II nominees for directors whose terms expire at the 2009 Annual Meeting were elected based on the following votes:

Nominee	Votes For	Votes Withheld

Robert H. Bohannon	69,192,284	7,247,402
Donald E. Kiernan	73,799,754	2,639,932
Douglas L. Rock	75,451,686	988,000
Othón Ruiz Montemayor	75,526,601	913,085
In addition, the terms of the following directors continued after the Annual Meeting:
•	Class III directors with terms expiring in 2007 — Jess T. Hay, Linda Johnson Rice, Albert M. Teplin and Timothy R. Wallace, and

•	Class I directors with terms expiring in 2008 — Judith K. Hofer, Robert C. Krueger and Philip W. Milne.
The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006 was approved based on the following votes:

For	76,171,086
Against	214,792
Abstain	53,808

ITEM 6. EXHIBITS
Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)

August 9, 2006

	By:	/s/ Jean C. Benson
Vice President and Controller
(Chief Accounting Officer and
Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
+10.1	MoneyGram International, Inc. Supplemental Pension Plan (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed May 15, 2006).

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.