Form 10-Q
period 2006-09-30
MONEYGRAM INTERNATIONAL INC
filed 2006-11-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2006

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
As of November 6, 2006, 84,050,387 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2006	2005
	(Dollars in thousands, except
	share and per share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	886,395	866,391
Receivables (substantially restricted)	1,602,153	1,325,622
Investments (substantially restricted)	5,761,583	6,233,333
Property and equipment	136,775	105,545
Deferred tax assets	44,055	37,477
Derivative financial instruments	27,376	28,743
Intangible assets	18,363	13,248
Goodwill	419,657	404,270
Other assets	59,106	60,535

Total assets	$8,955,463	$9,075,164

LIABILITIES
Payment service obligations	$7,878,315	$8,059,309
Debt	150,000	150,000
Derivative financial instruments	3,733	5,055
Pension and other postretirement benefits	93,291	105,485
Accounts payable and other liabilities	157,114	131,186

Total liabilities	8,282,453	8,451,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	70,388	80,038
Retained income	700,934	613,497
Unearned employee benefits and other	(16,532)	(25,401)
Accumulated other comprehensive income	1,563	11,825
Treasury stock: 3,701,889 and 2,701,163 shares at September 30, 2006 and December 31, 2005	(84,229)	(56,716)

Total stockholders’ equity	673,010	624,129

Total liabilities and stockholders’ equity	$8,955,463	$9,075,164

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars and share in thousands,		(Dollars and share in thousands,
	except per share data)		except per share data)
REVENUE:
Fee and other revenue	$200,894	$156,375	$556,862	$444,173
Investment revenue	96,406	91,634	297,882	272,188
Net securities losses	(869)	(1,624)	(1,728)	(2,060)

Total revenue	296,431	246,385	853,016	714,301

Fee commissions expense	83,144	58,940	226,246	167,344
Investment commissions expense	63,520	60,889	185,346	177,656

Total commissions expense	146,664	119,829	411,592	345,000

Net revenue	149,767	126,556	441,424	369,301

EXPENSES:
Compensation and benefits	44,753	35,180	128,473	97,745
Transaction and operations support	41,318	34,547	112,615	106,733
Depreciation and amortization	10,419	8,102	28,197	23,187
Occupancy, equipment and supplies	9,314	8,156	26,748	25,106
Interest expense	2,003	1,697	5,925	5,694

Total expenses	107,807	87,682	301,958	258,465

Income from continuing operations before income taxes	41,960	38,874	139,466	110,836

Income tax expense	11,922	10,076	41,787	28,185

Income from continuing operations	30,038	28,798	97,679	82,651
Income and gain from discontinued operation, net of tax	—	740	—	740

NET INCOME	$30,038	$29,538	$97,679	$83,391

Basic earnings per share
Income from continuing operations	$0.36	$0.34	$1.16	$0.97
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.01

Earnings per common share	$0.36	$0.35	$1.16	$0.98

Diluted earnings per share
Income from continuing operations	$0.35	$0.33	$1.13	$0.96
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.01

Earnings per common share	$0.35	$0.34	$1.13	$0.97

Average outstanding common shares	84,298	84,883	84,468	84,748
Additional dilutive shares related to stock-based compensation	1,501	1,136	1,684	1,176

Average outstanding and potentially dilutive common shares	85,799	86,019	86,152	85,924

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$30,038	$29,538	$97,679	$83,391

Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $22,689 and ($19,646) for the three months ended September 30, 2006 and 2005, respectively, and ($8,306) and ($30,253) for the nine months ended September 30, 2006 and 2005, respectively	37,019	(32,743)	(13,551)	(50,422)

Reclassification adjustment for net realized gains included in net income, net of tax expense of $330 and $609 for the three months ended September 30, 2006 and 2005, respectively, and $657 and $772 for the nine months ended September 30, 2006 and 2005, respectively	539	1,015	1,071	1,288

	37,558	(31,728)	(12,480)	(49,134)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($10,844) and $13,686 for the three months ended September 30, 2006 and 2005, respectively, and ($4,373) and $41,683 for the nine months ended September 30, 2006 and 2005, respectively	(17,692)	22,811	(7,136)	69,472
Reclassifications from other comprehensive income to net income, net of tax expense (benefit) of $2,248 and ($3,074) for the three months ended September 30, 2006 and 2005, respectively, and $4,158 and ($14,530) for the nine months ended September 30, 2006 and 2005, respectively	3,667	(5,124)	6,785	(24,216)

	(14,025)	17,687	(351)	45,256

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $30 and ($126) for the three months ended September 30, 2006 and 2005, respectively, and $1,574 and ($2,054) for the nine months ended September 30, 2006 and 2005, respectively	48	(210)	2,569	(3,423)

Other comprehensive income (loss)	23,581	(14,251)	(10,262)	(7,301)

Comprehensive income	$53,619	$15,287	$87,417	$76,090

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,038	$29,538	$97,679	$83,391
Adjustments to reconcile net income to net cash used in operating activities:
Net earnings in discontinued operations	—	(740)	—	(740)
Depreciation and amortization	10,419	8,102	28,197	23,187
Investment impairment charges	1,091	1,312	3,529	4,740
Net (gain) loss on sale of investments	(222)	312	(1,801)	(2,680)
Net amortization of investment premium	(2,773)	2,090	(5,721)	6,740
Provision for uncollectible receivables	1,518	1,948	2,763	6,788
Non-cash compensation expense	1,707	1,139	5,233	3,653
Other non-cash items, net	(1,630)	(5,849)	(6,803)	2,261
Changes in foreign currency translation adjustments	48	(210)	2,569	(3,423)
Changes in assets and liabilities:
Other assets	(1,986)	2,095	723	590
Accounts payable and other liabilities	6,053	16,964	2,784	1,109

Total adjustments	14,225	27,163	31,473	42,225
Change in cash and cash equivalents (substantially restricted)	(154,183)	332,403	(10,473)	(72,011)
Change in receivables, net (substantially restricted)	(39,948)	(88,236)	(278,935)	(636,491)
Change in payment service obligations	(264,147)	(200,730)	(192,985)	579,923

Net cash used in operating activities	(414,015)	100,138	(353,241)	(2,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	379,007	4,744	492,493	773,501
Proceeds from maturities of investments	239,261	271,149	625,567	739,770
Purchases of investments	(176,118)	(357,902)	(668,859)	(1,438,718)
Purchases of property and equipment	(17,102)	(6,877)	(57,299)	(32,228)
Cash received (paid) for acquisitions	5,741	—	(7,311)	(8,535)

Net cash provided by investing activities	430,789	(88,886)	384,591	33,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,964	3,322	20,192	5,956
Tax benefits from share-based compensation	1,171	370	4,936	715
Purchase of treasury stock	(17,504)	(14,089)	(46,236)	(34,902)
Cash dividends paid	(3,405)	(855)	(10,242)	(2,596)

Net cash used in financing activities	(16,774)	(11,252)	(31,350)	(30,827)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

					Accumulated
				Unearned	Other
				Employee	Comprehensive	Common
	Common	Additional	Retained	Benefits	(Loss)	Stock in
	Stock	Capital	Income	and Other	Income	Treasury	Total
	(Dollars in thousands, except per share data)
As of December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income			97,679				97,679
Dividends ($0.04 per share)			(10,242)				(10,242)
Employee benefit plans		(9,650)		8,869		18,723	17,942
Treasury shares acquired						(46,236)	(46,236)
Unrealized foreign currency translation adjustment					2,569		2,569
Unrealized loss on available-for-sale securities					(12,480)		(12,480)
Unrealized loss on derivative financial instruments					(351)		(351)

As of September 30, 2006	$886	$70,388	$700,934	$(16,532)	$1,563	$(84,229)	$673,010

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Consolidation of Special Purpose Entities
Special purpose entities (“SPEs”) are trusts, partnerships or corporations established for a particular limited purpose. The Company participates in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. The Company has determined that these special purpose entities meet the definition of a variable interest entity under Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, and must be included in our consolidated financial statements.
Working in cooperation with certain financial institutions, the Company has established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. In some cases, alternative credit support has been purchased that provides backstop funding as additional security for payment of instruments. However, the Company remains liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or to replace us as the administrator of the special-purpose entity. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. The Company offers the special purpose entity to certain financial institution clients as a benefit unique in the payment services industry.
Certain structured investments the Company owns represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, the Company owns a percentage of the beneficial interests which results in the Company absorbing a majority of the expected losses. Therefore, the Company consolidates these trusts by recording and accounting for the assets of the trust separately in the consolidated financial statements.
The Company follows the accounting guidance in Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to determine whether or not SPEs are qualifying SPEs (a “QSPE”). A QSPE is an entity with significantly limited permissible activities which are entirely specified in the legal documents establishing the SPE and may only be significantly changed with the approval of the holders of at least a majority of the beneficial interests held by parties other than the sponsoring company. If the Company has a variable interest in a QSPE, or is a sponsor of an SPE that does not meet the criteria required to be a QSPE, the Company follows the accounting guidance in FIN 46R to determine if the Company is required to consolidate the SPE.

3. Acquisitions
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
MoneyGram acquired Money Express for $15.0 million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. During the third quarter of 2006, the Company received a purchase price adjustment of $6.0 million. The Company is in the process of finalizing the valuation of intangible assets and deferred taxes from this acquisition, among other items, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.3 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from 3 to 5 years. Preliminary goodwill of $15.3 million was recorded and assigned to our Global Funds Transfer segment.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statement of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheet or Consolidated Statement of Income.
4. Unrestricted Assets
The Company is regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and/or Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations; nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit and/or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at September 30, 2006, and December 31, 2005:

	September 30	December 31
(Dollars in thousands)	2006	2005

Cash and cash equivalents (substantially restricted)	$886,395	$866,391
Receivables (substantially restricted)	1,602,153	1,325,622
Investments (substantially restricted)	5,761,583	6,233,333

	8,250,131	8,425,346
Amounts restricted to cover payment service obligations	(7,878,315)	(8,059,309)

Unrestricted assets	$371,816	$366,037

5. Investments (Substantially Restricted)
The amortized cost and fair value of investments were as follows at September 30, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$782,843	$28,286	$(342)	$810,787
Commercial mortgage-backed securities	609,087	6,907	(2,348)	613,646
Residential mortgage-backed securities	1,685,611	4,613	(23,344)	1,666,880
Other asset-backed securities	1,919,318	34,120	(8,258)	1,945,180
Obligations of U.S. government agencies	347,530	3,351	(6,360)	344,521
Corporate debt securities	345,392	8,471	(829)	353,034
Preferred and common stock	30,175	76	(2,716)	27,535

Total	$5,719,956	$85,824	$(44,197)	$5,761,583

The amortized cost and fair value of investments were as follows at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(Dollars in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$836,419	$35,610	$(529)	$871,500
Commercial mortgage-backed securities	691,604	10,297	(2,235)	699,666
Residential mortgage-backed securities	1,894,227	5,024	(20,800)	1,878,451
Other asset-backed securities	1,963,047	38,340	(10,885)	1,990,502
U.S. government agencies	360,236	5,641	(5,274)	360,603
Corporate debt securities	395,869	11,830	(2,266)	405,433
Preferred and common stock	30,175	217	(3,214)	27,178

Total	$6,171,577	$106,959	$(45,203)	$6,233,333

All securities were classified as available-for-sale at September 30, 2006 and December 31, 2005. The amortized cost and fair value of securities at September 30, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Market
(Dollars in thousands)	Cost	Value

In one year or less	$23,683	$23,810
After one year through five years	575,019	585,107
After five years through ten years	533,249	547,666
After ten years	343,814	351,759
Mortgage-backed and other asset-backed securities	4,214,016	4,225,706
Preferred and common stock	30,175	27,535

Total	$5,719,956	$5,761,583

At September 30, 2006 and December 31, 2005, net unrealized gains of $41.6 million ($25.8 million net of tax) and $61.8 million ($38.3 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive (loss) income.” During the three and nine months ended September 30, 2006, $0.5 million and $1.1 million, respectively, was reclassified from “Accumulated other comprehensive income” to earnings in connection with the sale of the underlying securities, as compared to $1.0 million and $1.3 million for the three and nine months ended September 30, 2005, respectively. Gross realized gains and losses on sales of securities and other-than-temporary impairments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

Gross realized gains	$1,552	$60	$4,399	$7,544
Gross realized losses	(1,330)	(372)	(2,598)	(4,864)
Other-than-temporary impairments	(1,091)	(1,312)	(3,529)	(4,740)

Net securities gains and losses	$(869)	$(1,624)	$(1,728)	$(2,060)

At September 30, 2006, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$5,174	$(23)	$42,690	$(319)	$47,864	$(342)
Commercial mortgage-backed securities	116,502	(1,162)	115,284	(1,186)	231,786	(2,348)
Residential mortgage-backed securities	1,426,424	(22,860)	14,756	(484)	1,441,180	(23,344)
Other asset-backed securities	302,833	(3,682)	244,300	(4,576)	547,133	(8,258)
U.S. government agencies	49,569	(529)	271,783	(5,831)	321,352	(6,360)
Corporate debt securities	95,885	(208)	39,965	(621)	135,850	(829)
Preferred and common stock	5,613	(95)	11,844	(2,621)	17,457	(2,716)

	$2,002,000	$(28,559)	$740,622	$(15,638)	$2,742,622	$(44,197)

At December 31, 2005, the investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$62,783	$(529)	$—	$—	$62,783	$(529)
Commercial mortgage-backed securities	209,056	(1,572)	33,770	(663)	242,826	(2,235)
Residential mortgage-backed securities	1,081,400	(13,105)	375,400	(7,695)	1,456,800	(20,800)
Other asset-backed securities	656,313	(10,086)	75,813	(799)	732,126	(10,885)
U.S. government agencies	241,994	(3,327)	80,452	(1,947)	322,446	(5,274)
Corporate debt securities	104,438	(1,847)	30,719	(419)	135,157	(2,266)
Preferred and common stock	9,960	(40)	11,290	(3,174)	21,250	(3,214)

	$2,365,944	$(30,506)	$607,444	$(14,697)	$2,973,388	$(45,203)

The Company has determined that the unrealized losses reflected above represent temporary impairments. Eighty and sixty-one securities had unrealized losses for more than twelve months as of September 30, 2006 and December 31, 2005, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at September 30, 2006 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.
Of the $44.2 million of unrealized losses at September 30, 2006, $0.1 million relates to one preferred stock and one asset-backed security,which each have an unrealized loss greater than 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired. The remaining $44.1 million of unrealized losses at September 30, 2006 relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being or becoming other than temporarily impaired. Of these securities, $35.6 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $8.5 million is comprised of $7.4 million of U.S. government agency and corporate fixed income securities and $1.1 million of asset-backed securities and residential mortgage-backed securities.
In July 2006, the Company sold securities with a fair value of $259.7 million to one party (“the acquiring party”) for a gain of less than $1.0 million. No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by the Company, nor was the Company obligated under any scenario to repurchase securities from the acquiring party. In August 2006, the acquiring party sold securities totaling $646.8 million to a QSPE, including substantially all of the securities originally purchased from the Company. The Company acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2006, the fair value of the preferred shares was $7.8 million. In addition, a subsidiary of the Company will serve as the collateral advisor to the QSPE, receiving certain fees and rights standard to a collateral advisor role. Activities performed by the collateral advisor are significantly limited and are entirely defined by the legal documents establishing the QSPE. For performing these activities, the collateral advisor receives a quarterly fee equal to ten basis points on the fair value of the collateral. The collateral advisor also received and recognized a one-time fee of $0.4 million in August 2006 for the placement of the preferred shares of the QSPE.
The Company evaluated the sale of the securities under the accounting guidance of SFAS 140 to determine if the transfer of securities to the acquiring party constituted a sale for accounting purposes, as well as to determine if the subsequent placement of the sold securities into the QSPE by the acquiring party would be deemed a transfer of securities by the Company to the QSPE. Based upon the terms of the sale to the acquiring party and legal documents relating to the QSPE, the Company determined that sale accounting was achieved upon transfer of the securities to the acquiring party and that the Company was not a transferor of securities to the QSPE. The Company then evaluated the accounting guidance of FIN 46R to determine whether the Company was required to consolidate the QSPE. As the Company does not have the unilateral ability to liquidate the QSPE or to change the entity so that it no longer meets the requirements of a QSPE through either its ownership of the preferred shares or its subsidiary’s role as collateral advisor, the Company is not required to consolidate the QSPE.
6. Derivative Financial Instruments
The notional amount of the Company’s swap agreements totaled $2.6 billion and $2.7 billion at September 30, 2006, and December 31, 2005, with an average variable receive rate of 5.2 percent and 4.1 percent, respectively, and an average fixed pay rate of 4.3 percent and 4.2 percent, respectively. The variable rate portion of the swaps is generally based on Treasury bill, Federal Funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income through “Interest expense” for the debt swaps and through “Investment commissions expense” for all other swaps. As of September 30, 2006, the Company estimates that $9.3 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive income” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income within the next twelve months as the swap payments are settled.

7. Sale of Receivables
The balance of sold receivables as of September 30, 2006 and December 31, 2005 was $367.9 million and $299.9 million, respectively. The average receivables sold totaled $390.0 million and $385.9 million during the three and nine months ended September 30, 2006, respectively, and $387.9 million and $397.3 million in the three and nine months ended September 30, 2005, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $6.2 million and $17.7 million for the three and nine months ended September 30, 2006, respectively, and $4.5 million and $12.1 million for the three and nine months ended September 30, 2005, respectively.
8. Income Taxes
The effective tax rate was 28.4 percent and 30.0 percent for the three and nine months ended September 30, 2006, respectively, compared to 25.9 percent and 25.4 percent for the three and nine months ended September 30, 2005, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income. For the three and nine months ended September 30, 2006, $1.7 million and $2.6 million, respectively, of tax reserves were reversed due to closed tax audits or the expiration of statutes of limitations. The effective tax rate for the three and nine months ended September 30, 2005, benefited from the reversal of $0.7 million and $2.8 million, respectively, of tax reserves that were deemed to be no longer needed due to the expiration of statutes of limitations.
9. Stockholders’ Equity
As of September 30, 2006, the Company has 84,073,297 shares of common stock outstanding. During the three and nine months ended September 30, 2006, the Company repurchased 580,000 shares and 1,534,050 shares, respectively, of its common stock at an average cost of $30.18 per share and $30.14 per share, respectively. As of September 30, 2006, the Company has remaining authorization to purchase up to 2,420,000 shares of its common stock. Following is a summary of common stock issued and outstanding:

	September 30,	December 31,
(Amounts in thousands)	2006	2005

Common shares issued	88,556	88,556
Treasury stock	(3,702)	(2,701)
Restricted stock	(325)	(693)
Shares held in employee equity trust, at cost	(456)	(918)

Common shares outstanding	84,073	84,244

Following is a summary of treasury stock share activity during the nine months ended September 30, 2006:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2005	2,701
Stock repurchases	1,534
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances	(533)

Balance at September 30, 2006	3,702

The Company has an employee equity trust (the “Trust”) used to fund the issuance of shares under employee compensation and benefit plans. The fair value of the shares held by the Trust is recorded in the “Unearned employee benefits and other” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the nine months ended September 30, 2006, the Company released 461,639 shares upon the exercise of stock options and the vesting of restricted stock. As of September 30, 2006, 456,393 shares of MoneyGram common stock remained in the Trust.

The components of accumulated other comprehensive income include:

	September 30	December 31
(Dollars in thousands)	2006	2005

Unrealized gain on securities classified as available-for-sale	$25,808	$38,288
Unrealized gain on derivative financial instruments	13,300	13,651
Cumulative foreign currency translation adjustments	4,786	2,217
Minimum pension liability adjustment	(42,331)	(42,331)

Accumulated other comprehensive income	$1,563	$11,825

10. Pensions and Other Benefits
Net periodic pension cost for the defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$480	$473	$1,441	$1,419
Interest cost	2,896	2,830	8,689	8,490
Expected return on plan assets	(2,231)	(2,151)	(6,694)	(6,453)
Amortization of prior service cost	176	179	527	536
Recognized net actuarial loss	1,080	1,023	3,241	3,070

Net periodic pension cost	$2,401	$2,354	$7,204	$7,062

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.1 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively, and $12.1 million and $12.5 million for the nine months ended September 30, 2006 and 2005, respectively. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $14.0 million and $5.1 million during the three months ended September 30, 2006 and 2005, respectively, and $20.9 million and $13.7 million for the nine months ended September 30, 2006 and 2005, respectively.
Net periodic postretirement benefit cost for the defined benefit postretirement plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Service cost	$159	$155	$478	$464
Interest cost	179	161	536	483
Amortization of prior service cost	(74)	(74)	(221)	(221)
Recognized net actuarial loss	6	4	18	12

Net periodic pension cost	$270	$246	$811	$738

Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company incurred expenses for and made contributions to the 401(k) defined contribution plan totaling $0.8 million and $0.6 million during the three months ended September 30, 2006 and 2005, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan totaling $2.1 million and $1.9 million during the nine months ended September 30, 2006 and 2005, respectively.
11. Debt
On September 30, 2006, the interest rate under the Company’s bank credit facility was 5.9 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. At September 30, 2006 and December 31, 2005, the interest rate debt swaps used to hedge the cash flows of our variable rate debt had an average variable receive rate of 4.6 percent and 3.9 percent, respectively, and an average fixed pay rate of 4.3 percent for both periods. See Note 6 for further information regarding the Company’s portfolio of derivative financial instruments.
12. Stock-Based Compensation
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

	2006	2005

Expected dividend yield	0.6%	0.2%
Expected volatility	26.5%	24.1%
Risk-free interest rate	4.7%	3.8%
Expected life	6.5 years	5 years
Following is a summary of stock option activity:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	($000)

Options outstanding at December 31, 2005	4,883,262	$18.42
Granted	405,040	27.37
Exercised	(1,031,223)	31.38
Forfeited	(62,878)	19.60

Options outstanding at September 30, 2006	4,194,201	$19.50	5.24	$40,107

Options exercisable at September 30, 2006	3,222,080	$18.49	4.60	$34,061

The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Future vesting in all cases is subject generally to continued employment with MoneyGram or MoneyGram’s former parent company, Viad Corp. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. Restricted stock awards are valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award, net of estimated forfeitures. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2005	692,939	$18.28
Granted	114,570	27.71
Vested and issued	(472,183)	17.60
Forfeited	(10,769)	19.34

Restricted stock outstanding at September 30, 2006	324,557	$23.33

Following is a summary of pertinent information related to the Company’s stock-based awards:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

Fair value of options vesting during period	$19	$4	$5,646	$9,953
Fair value of restricted stock vesting during period	31	—	13,369	9,916
Expense recognized related to options	641	617	1,821	1,768
Expense recognized related to restricted stock	433	538	1,561	1,924
Intrinsic value of options exercised	3,318	1,121	14,323	2,179
Cash received from option exercises	2,964	3,322	20,192	5,956
Tax benefit realized for tax deductions from option exercises	1,171	370	4,936	715
As of September 30, 2006, the Company’s unvested stock-based awards had the following unrecognized compensation expense and remaining vesting periods:

		Restricted
(Dollars in thousands)	Options	Stock

Unrecognized compensation expense	$5,331	$3,268
Remaining weighted average vesting period	2.18 years	1.86 years
As of September 30, 2006, the Company has remaining authorization to issue awards of up to 6,931,390 shares of common stock under its 2005 Omnibus Incentive Plan.

For the three and nine months ended September 30, 2006, options to purchase 392,563 and 326,930 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended September 30, 2005, options to purchase 1,098,280 and 1,444,989 shares of common stock, respectively, were excluded in the diluted earnings per share calculation. Options are generally antidilutive if the exercise price of the option is greater than the average market price of the Company’s common stock for the period presented.
13. Commitments and Contingencies
At September 30, 2006, we had available reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion, including a $1.0 billion reverse repurchase agreement with one clearing bank. At September 30, 2006, $11.1 million was outstanding under letters of credit.
As of September 30, 2006, the total amount of unfunded commitments related to investments in limited partnerships was $5.2 million.
14. New Accounting Pronouncements
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
In January 2006, the FASB issued FASB Staff Position (“FSP”) No. 45-3, Application of FASB Interpretation No. (“FIN”) 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 are applicable to all outstanding minimum revenue guarantees. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R, Share Based Payment, to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This FIN is effective January 1, 2007 for MoneyGram. The Company is currently evaluating the impact, if any, of this pronouncement on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. This standard requires the recognition of the funded status of a pension or postretirement plan in the balance sheet as an asset or liability. Unrecognized prior service costs and gains and losses are recorded to accumulated other comprehensive income. SFAS 158 does not change previous guidance for income statement recognition. The standard requires the plan assets and benefit obligations to be measured as of the annual balance sheet date of the Company. Prospective application of this standard is required. The recognition and disclosure provisions of SFAS 158 are effective for the Company’s 2006 year-end, while the change in measurement date is effective for the Company’s 2008 year-end. The Company does not believe the adoption of this standard will have a material impact to the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The SAB provides for a one-time cumulative effect transition adjustment to correct for misstatements that are now considered material as a result of implementing SAB 108. This SAB is effective for the Company’s 2006 year-end. The Company is currently evaluating the impact, if any, of SAB 108 on its consolidated financial statements.
15. Minimum Commission Guarantees
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.
As of September 30, 2006, the minimum commission guarantees had a maximum payment of $23.6 million over a weighted average remaining term of 3.5 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2005, the Company paid $2.5 million under these guarantees, or approximately 50 percent of the estimated maximum payment for the year.
16. Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

Total revenue
Global Funds Transfer
Money transfer, including bill payment	$176,220	$132,802	$483,125	$368,644
Retail money orders	37,231	34,695	115,333	105,741

Total Global Funds Transfer	213,451	167,497	598,458	474,385
Payment Systems
Official check and payment processing	74,883	72,404	230,870	220,104
Other	7,585	6,484	23,159	19,812

Total Payment Systems	82,468	78,888	254,029	239,916

Other	512	—	529	—

Total revenue	$296,431	$246,385	$853,016	$714,301

Operating Income
Global Funds Transfer	$38,566	$35,230	$119,275	$91,340
Payment Systems	7,539	7,717	34,068	32,385

Total operating income	46,105	42,947	153,343	123,725

Interest expense	2,003	1,697	5,925	5,694
Other unallocated expenses	2,142	2,376	7,952	7,195

Income before income taxes	$41,960	$38,874	$139,466	$110,836
	-
The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

Depreciation and amortization
Global Funds Transfer	$9,464	$7,101	$25,008	$20,075
Payment Systems	955	1,001	3,189	3,112

Total depreciation and amortization	$10,419	$8,102	$28,197	$23,187

Capital expenditures
Global Funds Transfer	$15,599	$6,446	$48,345	$30,635
Payment Systems	1,503	431	8,954	1,593

Total capital expenditures	$17,102	$6,877	$57,299	$32,228

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2006	2005	2006	2005

United States	$233,406	$196,597	$681,836	$571,398
Foreign	63,025	49,788	171,180	142,903

Total revenue	$296,431	$246,385	$853,016	$714,301

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with MoneyGram International, Inc.’s (“MoneyGram,” the “Company,” “we,” “us” and “our”) consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report.
Highlights
Third quarter 2006 results reflect:
•	Global Funds Transfer segment revenue growth of 27 percent compared to the third quarter 2005, driven by 40 percent growth of money transfer transaction volume and 33 percent growth of money transfer revenue.

•	Fee and other revenue of $200.9 million, up 28 percent from the third quarter of 2005, driven by the growth in money transfer transaction volume.

•	Net investment margin of 2.07 percent as compared to 1.82 percent in the third quarter of 2005, as shown in Table 4.

Table 1 — Results of Operations

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)		(%)	(Dollars in thousands)		(%)
Revenue:
Fee and other revenue	$200,894	$156,375	28	$556,862	$444,173	25
Investment revenue	96,406	91,634	5	297,882	272,188	9
Net securities (losses) gains	(869)	(1,624)	NM	(1,728)	(2,060)	NM

Total revenue	296,431	246,385	20	853,016	714,301	19

Fee commissions expense	83,144	58,940	41	226,246	167,344	35
Investment commissions expense	63,520	60,889	4	185,346	177,656	4

Total commissions expense	146,664	119,829	22	411,592	345,000	19

Net revenue	149,767	126,556	18	441,424	369,301	20

Expenses:
Compensation and benefits	44,753	35,180	27	128,473	97,745	31
Transaction and operations support	41,318	34,547	20	112,615	106,733	6
Depreciation and amortization	10,419	8,102	29	28,197	23,187	22
Occupancy, equipment and supplies	9,314	8,156	14	26,748	25,106	7
Interest expense	2,003	1,697	18	5,925	5,694	4

Total expenses	107,807	87,682	23	301,958	258,465	17

Income before income taxes	41,960	38,874	8	139,466	110,836	26

Income tax expense	11,922	10,076	NM	41,787	28,185	NM

Income from continuing operations	30,038	28,798	4	97,679	82,651	18
Income and gain from discontinued operations, net of tax	—	740	NM	—	740	NM

Net income	$30,038	$29,538	2	$97,679	$83,391	17

NM = Not meaningful

Table 2 – Results of Operations as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Fee and other revenue	68%	63%	65%	62%
Investment revenue	32%	38%	35%	38%
Net securities (losses) gains	0%	-1%	0%	0%

Total revenue	100%	100%	100%	100%

Fee commissions expense	28%	24%	26%	23%
Investment commissions expense	21%	25%	22%	25%

Total commissions expense	49%	49%	48%	48%

Net revenue	51%	51%	52%	52%

Expenses:
Compensation and benefits	15%	14%	15%	14%
Transaction and operations support	14%	14%	13%	15%
Depreciation and amortization	4%	3%	3%	3%
Occupancy, equipment and supplies	3%	3%	3%	3%
Interest expense	1%	1%	1%	1%

Total expenses	36%	35%	35%	36%

Income from continuing operations before income taxes	14%	16%	16%	16%

Income tax expense	4%	4%	5%	4%

Income from continuing operations	10%	12%	11%	12%
Income and gain from discontinued operations, net of tax	0%	0%	0%	0%

Net income	10%	12%	11%	12%

NM = Not meaningful
For the third quarter of 2006, revenue growth of 20 percent and net revenue growth of 18 percent over the third quarter of 2005 was primarily due to growth in money transfer transaction volume. Expenses increased 23 percent over the third quarter of 2005, which reflects higher transaction volumes, additional headcount to support growth, compensation merit increases, increased marketing expenditures and amortization of intangible assets acquired through our purchase of MoneyExpress.
For the nine months ended September 30, 2006, revenue increased by 19 percent and net revenue by 20 percent over 2005 due to growth in the money transfer business. Expenses for the nine months ended September 30, 2006 increased 17 percent over 2005, driven by higher transaction volumes, additional headcount to support the growth in the business, compensation merit increases, increased marketing expenditures, and intangible assets acquired through our purchase of MoneyExpress.

Table 3 — Net Fee Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30,		2006 vs	September 30,		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)			(Dollars in thousands)
Fee and other revenue	$200,894	$156,375	28%	$556,862	$444,173	25%
Fee commissions expense	83,144	58,940	41%	226,246	167,344	35%

Net fee revenue	$117,750	$97,435	21%	$330,616	$276,829	19%

Commissions as a % of fee and other revenue	41.4%	37.7%		40.6%	37.7%
Fee and other revenue includes fees on money transfer transactions, money orders and, to a lesser extent, official check transactions, and is a growing portion of our total revenue, increasing to 68 percent of total revenue for the three months ended September 30, 2006 from 63 percent for the same period of 2005. Fee and other revenue for the three months and nine months ended September 30, 2006 increased by 28 percent and 25 percent, respectively, compared to the same periods in the prior year, primarily driven by growth of 40 percent and 43 percent, respectively, in money transfer transaction volume. The revenue growth rate for 2006 is lower than the money transfer volume growth rate due primarily to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allow us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market. Our domestically originated transactions, which contribute lower revenue per transaction, are growing at a faster rate than internationally originated transactions.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. For the three and nine months ended September 30, 2006, fee commissions expense increased 41 percent and 35 percent, respectively, as compared to the same periods in 2005, primarily driven by higher money transfer transaction volume and tiered commissions. Tiered commissions are commission rates that are adjusted upward as an agent’s transaction volume grows. We use tiered commission rates as an incentive for our agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram.
Net fee revenue increased $20.3 million, or 21 percent, in the third quarter of 2006 as compared to 2005, and increased $53.8 million, or 19 percent, for the nine month period in 2006 over 2005. The increase in net fee revenue is driven by the increase in money transfer transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to the growth in the money transfer service, which has a lower revenue margin than money orders and lower fee revenue from our payments systems products.

Table 4 — Net Investment Revenue Analysis

	Three months ended			Nine months ended
	September 30		2006 vs	September 30		2006 vs
	2006	2005	2005	2006	2005	2005
	(Dollars in thousands)

Components of net investment revenue:
Investment revenue	$96,406	$91,634	5%	$297,882	$272,188	9%
Investment commissions expense (1)	(63,520)	(60,889)	4%	(185,346)	(177,656)	4%

Net investment revenue	$32,886	$30,745	7%	$112,536	$94,532	19%

Average balances:
Cash equivalents and investments	$6,297,739	$6,707,017	($409,278)	$6,357,165	$6,750,129	($392,964)
Payment service obligations (2)	4,743,030	5,255,146	(512,116)	4,813,544	5,297,765	(484,221)

Average yields earned and rates paid (3):
Investment yield	6.07%	5.42%	0.65%	6.26%	5.39%	0.87%
Investment commission rate	5.31%	4.60%	0.71%	5.15%	4.48%	0.67%
Net investment margin	2.07%	1.82%	0.25%	2.37%	1.87%	0.50%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices applied to the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($390.0 million and $387.9 million for the three months ended September 30, 2006 and 2005, respectively, and $385.9 million and $397.3 million for the nine months ended September 30, 2006 and 2005, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased five percent and nine percent in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to higher yields on the portfolio, partially offset by lower investable balances. Investment revenue for the nine months ended September 30, 2006 includes $12.4 million of cash flow recoveries on previously impaired investments and income from limited partnership interests, while the three and nine months ended September 30, 2005 includes $3.9 million and $15.0 million, respectively, of cash flow recoveries from previously impaired investments and income from limited partnerships. No such items were recognized during the three months ended September 30, 2006. The limited partnership interests are accounted for under the equity method.
Investment commissions expense increased four percent in the three and nine months ended September 30, 2006 compared to the same periods in 2005 as rising short-term rates resulted in higher commissions paid to financial institution customers and higher costs associated with our sale of receivables program. The impact of rising rates was significantly offset by lower swap costs.
Net investment revenue increased seven percent and 19 percent, respectively, in the three and nine months ended September 30, 2006 compared to the prior year, with the net investment margin increasing to 2.07 percent and 2.37 percent, respectively, as compared to 1.82 percent and 1.87 percent, respectively, for the three and nine months ended September 30, 2005. This growth is attributable to the higher yields and lower swap costs.

Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Gross realized gains	$1,552	$60	$1,492	$4,399	$7,544	$(3,145)
Gross realized losses	(1,330)	(372)	(958)	(2,598)	(4,864)	2,266
Other-than-temporary impairments	(1,091)	(1,312)	221	(3,529)	(4,740)	1,211

Net securities losses	$(869)	$(1,624)	$755	$(1,728)	$(2,060)	$332

Net securities losses decreased from $1.6 million and $2.1 million in the three and nine months ended September 30, 2005, respectively, to $0.9 million and $1.7 million in the three and nine months ended September 30, 2006, respectively. The Company recognized impairments of $1.1 million and $3.5 million related to investments backed by automobile, aircraft and manufactured housing collateral in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the Company recognized impairments of $1.3 million and $4.7 million, respectively, related to investments backed by aircraft collateral.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits increased 27 percent and 31 percent in the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to higher headcount supporting the growth of the money transfer business, annual merit increases and higher stock-based incentive compensation accruals. We expect compensation and benefits to continue to increase over the remainder of 2006 compared to 2005 due to additional headcount from growth and the Money Express acquisition.
Transaction and operations support — Transaction and operations support expenses include marketing, professional fees and other outside services, telecommunications and forms expense. Transaction and operations support costs increased 20 percent for the three months ended September 30, 2006 compared to the same period in 2005 due to increased marketing expenditures and professional fees. Marketing expenditures increased due to higher volumes and marketing activity throughout the agent network.
Transaction and operations support costs increased six percent in the nine months ended September 30, 2006 compared to the same period in 2005 due to increased marketing expenditures and professional fees, partially offset by lower agent credit losses. We incurred higher professional services costs primarily due to on-going compliance initiatives, software development and other projects. As 2005 was our first year of reporting under Section 404 of the Sarbanes-Oxley Act, we expect that our Section 404 costs in 2006 will be lower as the initiatives undertaken in 2005 become integrated into our daily activities. However, we continue to see a trend among state and federal regulators of banks and other financial services businesses toward greater scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we anticipate that our transaction expenses will continue to increase compared to 2005 due to marketing spend, integration of Money Express, investment in the agent network and development of our retail network in Western Europe. During the nine months ended September 30, 2005, the Company incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements, as well as amortization of our intangible assets. Depreciation and amortization expense for the three and nine months ended September 30, 2006, increased 29 percent and 22 percent, respectively, over the same periods in 2005 due to the amortization of acquired intangible assets and depreciation of capitalized software and hardware acquired in 2005 to enhance our product platforms and help drive growth. We expect depreciation and amortization expense to increase compared to 2005 due to the intangible assets resulting from the acquisition of Money Express and continued investment in product platforms.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies expense for the three and nine months ended September 30, 2006 increased 14 percent and seven percent, respectively, over the comparable 2005 periods as we had higher supplies expense, office rent, software expense and maintenance and equipment maintenance. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Office rent has increased due to normal annual increases and expanded locations. Equipment maintenance and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense for the three and nine months ended September 30, 2006 increased 18 percent and four percent, respectively, over the same 2005 periods due to rising interest rates, partially offset by receipts under our cash flow hedges. In the nine months ended September 30, 2005, we amended our bank credit facility and expensed $0.9 million of unamortized financing costs relating to the original facility.
Income taxes — The effective tax rate was 28.4 percent and 30.0 percent for the three and nine months ended September 30, 2006, respectively, compared to 25.9 percent and 25.4 percent for the three and nine months ended September 30, 2005, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income. As tax exempt income becomes a smaller percentage of total income, our marginal tax rate will increase. For the three and nine months ended September 30, 2006, $1.7 million and $2.6 million, respectively, of tax reserves were reversed due to closed tax audits or the expiration of statutes of limitations. The effective tax rate for the three and nine months ended September 30, 2005, benefited from the reversal of $0.7 million and $2.8 million, respectively, of tax reserves that were deemed to be no longer needed due to the expiration of statutes of limitations.
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
MoneyGram acquired Money Express for $15.0. million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. During the third quarter of 2006, the Company received a purchase price adjustment of $6.0 million. The Company is in the process of finalizing the valuation of intangible assets and deferred taxes from this acquisition, among other items, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.3 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from 3 to 5 years. Preliminary goodwill of $15.3 million was recorded and assigned to our Global Funds Transfer segment.
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

Table 6 — Segment Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)

Operating income:
Global Funds Transfer	$38,566	$35,230	9%	$119,275	$91,340	31%
Payment Systems	7,539	7,717	-2%	34,068	32,385	5%

Total segment operating income	46,105	42,947	7%	153,343	123,725	24%

Interest expense	2,003	1,697	18%	5,925	5,694	4%
Other unallocated expenses	2,142	2,376	-10%	7,952	7,195	11%

Income from continuing operations before income taxes	$41,960	$38,874	8%	$139,466	$110,836	26%

Other unallocated expense represents pension and benefit obligation expense, as well as interim service fees paid to MoneyGram’s former parent Viad Corp (“Viad”). As part of our 2004 spin-off from Viad, we entered into an Interim Services Agreement which provides for services to be provided by Viad on an interim basis. We were obligated under this Interim Services Agreement to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning July 1, 2004. We terminated certain services under the Interim Services Agreement effective on September 28, 2005 and terminated substantially all remaining services effective in the second quarter of 2006. As a result of this termination, our payments to Viad were $0.3 million for the nine months ended September 30, 2006.
Table 7 — Global Funds Transfer Segment

	Three Months Ended			Nine Months Ended
	September 30 ,			September 30 ,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)

Money transfer revenue	$176,220	$132,802	33%	$483,125	$368,644	31%
Retail money orders	37,231	34,695	7%	115,333	105,741	9%

Total revenue	213,451	167,497	27%	598,458	474,385	26%

Commissions	(87,942)	(63,736)	38%	(240,439)	(181,201)	33%

Net revenue	$125,509	$103,761	21%	$358,019	$293,184	22%

Operating income	38,566	35,230	9%	119,275	91,340	31%
Operating margin	18.1%	21.0%		19.9%	19.3%
Global Funds Transfer revenue includes investment revenue, securities gains and losses and fees on money transfers, retail money orders and bill payment products. Global Funds Transfer revenue increased 27 percent and 26 percent in the three and nine months ended September 30, 2006, respectively, over the same periods in 2005, primarily driven by the growth in money transfer volume and higher yields on the money order investment portfolio. Money transfer volumes grew 40 percent and 43 percent in the three and nine months ended September 30, 2006, respectively, and money transfer revenue grew 33 percent and 31 percent in the three and nine months ended September 30, 2006, respectively. Money transfer revenue growth rates are lower than volume growth rates due to simplified pricing initiatives and the mix of transaction origination in the money transfer business. Our domestically originated transactions, which contribute lower revenue per transaction, grew 46 percent and 49 percent in the three and nine months ended September 30, 2006, respectively, while transactions originated outside of North America grew 30 percent and 29 percent, respectively. Our transaction volume to Mexico grew 29 percent and 32 percent, respectively, in the three and nine months ended September, 30, 2006 compared to the same periods in 2005. Our agent network grew 24 percent to over 104,000 agent locations from the third quarter of 2005 to the third quarter of 2006. As expected, retail money order volume declined six and four percent in the three and nine months ended September 30, 2006 compared to the same periods in 2005, consistent with the overall trend of paper-based payment instruments.

Investment revenue in Global Funds Transfer increased 15 percent and 21 percent in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to higher interest rates earned on the investment portfolio. Global Funds Transfer realized $2.8 million of pre-tax cash flows from previously impaired investments and income from limited partnership interests in the nine months ended September 30, 2006 and $0.8 million and $2.3 million in the three and nine months ended September 30, 2005, respectively. No such items were recognized during the three months ended September 30, 2006.
Commissions expense consists of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for the three and nine months ended September 30, 2006 increased 38 percent and 33 percent, respectively, compared to 2005 periods, primarily driven by the transaction volume growth in money transfer and tiered commission rates. Tiered commissions are commission rates that are adjusted upward as an agent’s transaction volume grows. We use tiered commission rates as an incentive for our agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. Commissions expense as a percentage of revenue increased from 38 percent in the three and nine months ended September 30, 2005 to 41 percent and 40 percent in the three and nine months ended September 30, 2006, respectively, due to product mix as the money transfer business, the primary source of commissions, continues to comprise a larger percent of the revenue of Global Funds Transfer, as well as tiered commission rates.
Operating margin was 18.1 percent and 19.9 percent for the three and nine months ended September 30, 2006, respectively, while the operating margin was 21.0 percent and 19.3 percent for the three and nine months ended September 30, 2005, respectively. The decrease in operating margin is due to the development of our retail network in Western Europe and increased marketing spend offset by higher yields on the money order investment portfolio and lower agent credit losses. We expect our operating margin to decline in the last quarter of 2006 due to increased marketing spend, integration costs from the Money Express acquisition, investment in the agent network and the continued development of our retail network in Western Europe.
Table 8 — Payment Systems Segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Official check and payment processing	$74,883	$72,404	3%	$230,870	$220,104	5%
Other revenue	7,585	6,484	17%	23,159	19,812	17%

Total revenue	82,468	78,888	5%	254,029	239,916	6%
Commissions	(58,722)	(56,091)	5%	(171,153)	(163,797)	4%

Net revenue	$23,746	$22,797	4%	$82,876	$76,119	9%

Operating income	7,539	7,717	-2%	34,068	32,385	5%
Operating margin	9.1%	9.8%		13.4%	13.5%
Taxable equivalent basis (1):
Revenue	$86,812	$83,786	4%	$267,164	$254,252	5%
Commissions	(58,722)	(56,091)	5%	(171,153)	(163,797)	4%
Operating income	11,883	12,616	-6%	47,204	46,721	1%
Operating margin	13.7%	15.1%		17.7%	18.4%

(1)	The taxable equivalent basis numbers are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.3 million and $4.9 million for the third quarter of 2006 and 2005, respectively, and $13.1 million and $14.3 million for the nine months ended September 30, 2006 and 2005, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.

Payment Systems revenue includes investment revenue, securities gains and losses, fees charged to our official check financial institution customers and fees earned on our rebate processing business. Revenue increased five percent and six percent for the three and nine months ended September 30, 2006, respectively, compared to prior periods, primarily due to higher investment income from higher short-term interest rates. Included in investment revenue for the nine months ended September 30, 2006 is $9.6 million of pretax cash flows from previously impaired investments and income from limited partnership interests, compared to $3.1 million and $11.9 million for the three and nine months ended September 30, 2005, respectively. No such items were recognized for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2005 included $2.2 million in fee revenue related to a payment received due to the early termination of a customer contract.
Commission expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased five percent and four percent for the three and nine months ended September 30, 2006, respectively, as compared to 2005, primarily due to higher short-term interest rates that resulted in higher commissions paid to financial institution customers, partially offset by a decline in swap costs and lower investable balances.
Operating margin for the three and nine months ended September 30, 2006 was 9.1 percent and 13.4 percent, respectively (13.7 percent and 17.7 percent, respectively, on a taxable equivalent basis) as compared to 9.8 percent and 13.5 percent, respectively (15.1 percent and 18.4 percent, respectively, on a taxable equivalent basis) for the three and nine months ended September 30, 2005. The operating margin for the third quarter of 2005 benefited by 2.3 percentage points from pretax cash flows from previously impaired securities and income from limited partnership interests. For the nine months ended September 30, 2006 and 2005, the operating margin benefited by 10.0 percentage points and 4.3 percentage points, respectively, from pretax cash flows from previously impaired securities, income from limited partnership interests and a customer early termination fee in 2005.
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
At September 30, 2006, we had cash and cash equivalents of $886.4 million, net receivables of $1.6 billion and investments of $5.8 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for regulated payment instruments (teller checks, agent checks, money orders and money transfers). We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks; however, we restrict the funds related to these payment instruments due to contractual arrangements and/or Company policy. Accordingly, assets restricted for regulatory or contractual reasons and by Company policy are not available to satisfy operating or other financing requirements. In addition, our Company policy limits our investment in below investment grade securities to 3.0 percent of our total investments and cash equivalents. As of September 30, 2006, we were in compliance with this policy.
As of September 30, 2006 and December 31, 2005, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 9. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 9 — Unrestricted Assets

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Cash and cash equivalents	$886,395	$866,391
Receivables, net	1,602,153	1,325,622
Investments	5,761,583	6,233,333

	8,250,131	8,425,346
Amounts restricted to cover payment service obligations	(7,878,315)	(8,059,309)

Unrestricted assets	$371,816	$366,037

The increase in unrestricted assets is primarily due to changes in our working capital resulting from the timing of normal operational activities, offset by fluctuations in the market value of our investments, capital expenditures, repurchases of our common stock, payment of dividends and the acquisition of Money Express.

Table 10 — Cash Flows Provided By or Used In Operating Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$30,038	$29,538	$97,679	$83,391
Total adjustments to reconcile net income	14,225	27,163	31,473	42,225

Net cash provided by operating activities before changes in payment service assets and obligations	44,263	56,701	129,152	125,616

Change in cash and cash equivalents (substantially restricted)	(154,183)	332,403	(10,473)	(72,011)
Change in receivables, net (substantially restricted)	(39,948)	(88,236)	(278,935)	(636,491)
Change in payment service obligations	(264,147)	(200,730)	(192,985)	579,923

Net change in payment service assets and obligations	(458,278)	43,437	(482,393)	(128,579)

Net cash (used in) provided by operating activities	$(414,015)	$100,138	$(353,241)	$(2,963)

Operating activities used net cash of $414.0 million during the third quarter of 2006 and provided net cash of $100.1 million during the third quarter of 2005, for an increase in net cash used of $514.2 million. Operating activities used net cash of $353.2 million during the nine months ended September 30, 2006 and $3.0 million during the same period in 2005, for an increase in net cash used of $350.3 million. These increases are primarily due to an increase in cash used by the net change in payment service assets and obligations resulting from the timing of remittances and changes in transaction volumes.
The balances of our payment service assets and obligations are primarily affected by the timing of transactions and remittances by our agents and financial institution customers of the cash proceeds from those transactions, the length of time between sale and presentation of a payment service instrument and the volume of transactions. Our official check product comprises a substantial portion of our receivables and payment service obligations as this product has higher face amounts. Balances for receivables and payment service obligations will not move in tandem as the remittance of monies from our agents and financial institution customers to the Company will not match the timing of when a payment service instrument is presented for payment or a money transfer is collected. Financial institution customers remit to the Company one day after the sale of the instrument; all other remittances are made on contractual timeframes of typically one to three days. On average, our money order product is presented for payment eight to ten days after sale; our official check product is presented for payment three to five days after sale; and money transfers are typically collected within one day.
Table 11 — Cash Flows Provided By or Used In Investing Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Proceeds from sales and maturities of investments	$618,268	$275,893	$1,118,060	$1,513,271
Purchases of investments	(176,118)	(357,902)	(668,859)	(1,438,718)

Net investment activity	442,150	(82,009)	449,201	74,553
Cash received (paid) for acquisitions	5,741	—	(7,311)	(8,535)
Purchases of property and equipment	(17,102)	(6,877)	(57,299)	(32,228)

Net cash (used in) provided by investing activities	430,789	(88,886)	384,591	33,790

Investing activities provided cash of $430.8 million and $384.6 million during the three and nine months ended September 30, 2006, respectively, and used cash of $88.9 million during the three months ended September 30, 2005 and provided cash of $33.8 million during the nine months ended September 30, 2005. Investing activities primarily consist of activity within our investment portfolio. The increase in cash provided by net investment activity in the three and nine months ended September 30, 2006 as compared to 2005 is due to primarily to the lower purchases of investments.
In addition, the Company sold securities with a fair value of $259.7 million to one party (the “acquiring party”) during the third quarter of 2006. No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by the Company, nor was the Company obligated under any scenario to repurchase securities from the acquiring party. In August 2006, the acquiring party sold securities totaling $646.8 million to a QSPE, including substantially all of the securities originally purchased from the Company. The Company acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2006, the fair value of the preferred shares was $7.8 million. In addition, a subsidiary of the Company will serve as the collateral advisor to the QSPE, receiving certain fees and rights standard to a collateral advisor role. Activities performed by the collateral advisor are significantly limited and are entirely defined by the legal documents establishing the QSPE. For performing these activities, the collateral advisor receives a quarterly fee equal to ten basis points on the fair value of the collateral. The collateral advisor also received and recognized a one-time fee of $0.4 million in August 2006 for the placement of the preferred shares of the QSPE.
In the nine months ended September 30, 2006, the Company acquired Money Express, its former super agent in Italy. During the third quarter of 2006, the Company received a payment from the previous owner of MoneyExpress for a purchase adjustment related to net assets. In the nine months ended September 30, 2005, the Company acquired ACH Commerce. Capital expenditures in all periods presented relate to our continued investment in the money transfer platform. In addition, we acquired a 50% interest in a corporate aircraft during 2005 and the remaining 50% interest in 2006 from our former parent company.
Cash Flows from Financing Activities: Financing activities used cash of $16.8 million and $11.3 million for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, financing activities used cash of $31.4 million and $30.8 million, respectively. Sources of cash relate primarily to the exercise of stock options, which provided $3.0 million and $3.3 million during the third quarter of 2006 and 2005, respectively, and $20.2 million and $6.0 million during the nine months ended September 30, 2006 and 2005, respectively. The exercise of stock options also generated $1.2 million and $0.4 million of tax benefits in the third quarter of 2006 and 2005, respectively, and $4.9 million and $0.7 million in the nine months ended September 30, 2006 and 2005, respectively.
Cash used by financing activities relates primarily to our purchase of $17.5 million and $14.1 million of treasury stock during the third quarter of 2006 and 2005, respectively, and $46.2 million and $34.9 million during the nine months ended September 30, 2006 and 2005, respectively. In addition, we paid $3.4 million and $0.9 million in dividends during the third quarter of 2006 and 2005, respectively, and $10.2 million and $2.6 million during the nine months ended September 30, 2006 and 2005, respectively.
Other Funding Sources and Requirements
We have a bank credit facility providing $350.0 million in the form of a $100.0 million term loan and a $250.0 million revolving credit facility. At September 30, 2006, we had outstanding borrowings under the credit facility consisting of a $100.0 million term loan and $50.0 million under the revolving credit facility. The maturity date of the term loan and the credit facility is June 2010. The credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the term loan and the credit facility is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit ratings of our senior unsecured debt. The usage fees on the facility range from 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. At September 30, 2006, the interest rate under the bank credit facility was 5.9 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. The remaining availability under the bank credit facility may be used for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At September 30, 2006, we were in compliance with all of the covenants under the bank credit facility.

At September 30, 2006, we had available reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion, including a $1.0 billion reverse repurchase agreement with one clearing bank. At September 30, 2006, $11.1 million was outstanding under letters of credit.
As of September 30, 2006, the total amount of unfunded commitments related to investments in limited partnerships was $5.2 million.
Table 12 — Contractual Obligations

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Debt, including interest payments	$183,019	$8,805	$17,610	$156,604	$—
Operating leases	60,039	7,854	16,062	14,714	21,409
Derivative financial instruments	23,644	14,997	8,050	597	—
Other obligations	5,200	5,200	—	—	—
Capital lease obligations	163	163	—	—	—

Total contractual cash obligations	$272,065	$37,019	$41,722	$171,915	$21,409

Debt consists of principal amounts outstanding under the variable rate term loan and revolving credit facility at September 30, 2006, as well as related interest payments. As discussed above, interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.9 percent, which is the rate in effect on September 30, 2006. Operating and capital leases consist of various leases relating to buildings and equipment. Derivative financial instruments represent the net payable under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
MoneyGram has a frozen funded, noncontributory pension plan that it assumed from Viad in connection with the spin-off. Funding policies provide that payments to defined benefit pension trusts shall be equal to the minimum funding required by applicable regulations. During the three and nine months ended September 30, 2006, MoneyGram contributed $13.1 million and $18.3 million, respectively, to the funded pension plan. We expect to contribute an additional $2.3 million in the remainder of 2006. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2006, we paid benefits totaling $0.9 million and $2.7 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.1 million in the remainder of 2006. Expected contributions and benefit payments under these plans are not included in the table above. In August 2006, Congress approved the Pension Protection Act of 2006, which requires new funding rules for defined benefit plans. We are currently reviewing the impact of this new law.
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

Stockholders’ Equity
For the three and nine months ended September 30, 2006, MoneyGram purchased 580,000 and 1,534,050 shares of our common stock, respectively, at an average price of $30.18 and $30.14 per share, respectively. As of September 30, 2006, the Company has remaining authorization to purchase up to 2,420,000 shares of its common stock.
In August 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enables MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company.
The Company’s Board of Directors declared cash dividends of $0.04 per share of common stock in each of the three quarters of 2006. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. The agreement expires in December 2006. While we are currently in discussions and expect to extend this agreement, we do not believe the termination of this agreement would have a material impact to our consolidated financial statements. The business purpose of this arrangement is to accelerate cash flow for investment purposes. The receivables are sold at a discount based upon short-term interest rates. On average, we sold receivables totaling $390.0 million and $385.9 million during the three and nine months ended September 30, 2006, respectively, for a total discount of $5.4 million and $15.2 million, respectively.
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the third quarter of 2006. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
In January 2006, the FASB issued FASB Staff Position (“FSP”) No. 45-3, Application of FASB Interpretation No. (“FIN”) 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 are applicable to all outstanding minimum revenue guarantees. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.
In February 2006, the FASB issued FSP No. 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP amends SFAS No. 123R, Share Based Payment, to require that stock options issued to employees as compensation be accounted for as equity instruments until a contingent event allowing for cash settlement is probable of occurring. The Company has adopted this FSP effective January 1, 2006 with no material impact to the Company’s consolidated financial statements.
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. This FIN is effective January 1, 2007 for MoneyGram. The Company is currently evaluating the impact, if any, of this pronouncement on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. This standard requires the recognition of the funded status of a pension or postretirement plan in the balance sheet as an asset or liability. Unrecognized prior service costs and gains and losses are recorded to accumulated other comprehensive income. SFAS 158 does not change previous guidance for income statement recognition. The standard requires the plan assets and benefit obligations to be measured as of the annual balance sheet date of the Company. Prospective application of this standard is required. The recognition and disclosure provisions of SFAS 158 are effective for the Company’s 2006 year-end, while the change in measurement date is effective for the Company’s 2008 year-end. The Company does not believe the adoption of this standard will have a material impact to the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The SAB provides for a one-time cumulative effect transition adjustment to correct for misstatements that are now considered material as a result of implementing SAB 108. This SAB is effective for the Company’s 2006 year-end. The Company is currently evaluating the impact, if any, of SAB 108 on its consolidated financial statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part II, Item 7A under the caption “Risk Factors” of this Quarterly Report on Form 10-Q as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
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
No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe or have misappropriated their proprietary rights. We may be required to spend resources to defend any such claims and/or to protect and police our own rights. Some intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.
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
The industries in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. Our primary competition comes from Western Union, which has substantially greater transaction volume than we do. Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. We cannot anticipate what, if any, effect Western Union will have on our business or the money transfer industry.
The Global Funds Transfer segment of our business competes in a concentrated industry, with a small number of large competitors and a large number small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors.
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
Our business is subject to a wide range of laws and regulations. These include financial services regulations, consumer disclosure and consumer protection laws, currency control regulations, money transfer and payment instrument licensing regulations, escheat laws and laws covering consumer privacy, data protection and information security. In addition to the foregoing, the money transfer business is subject to a variety of state and federal regulations in the U.S. aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws and the requirements of the Office of Foreign Assets Control (“OFAC”), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. The USA PATRIOT Act also mandates several anti-money laundering requirements.
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
The Company conducts money transfer transactions through agents in some regions that are politically volatile and/or, in a limited number of cases, are subject to certain OFAC restrictions.
The Company conducts money transfer transactions through agents in some regions that are politically volatile and/or, in a limited number of cases, are subject to certain OFAC restrictions. While the Company has instituted policies and procedures to protect against violations of law, it is possible that the Company’s money transfer service or other products could be used by wrong-doers in a contravention of U.S. law or regulations. In addition to monetary fines or penalties that the Company could incur, the Company is also subject to reputational harm that could adversely impact the value of the shareholder’s investment.
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
The opening of new retail locations and acquisition or start-up of businesses create risks and may affect our operating results.
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
Additionally, we may from time to time acquire or start-up businesses both inside and outside of the U.S. The acquisition and integration of businesses involve a number of risks. We may not be able to successfully integrate any businesses that we acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations.
The diversion of capital and management’s attention from our core business that results from opening retail locations and/or acquiring or starting-up new businesses could adversely affect our business, financial condition and results of operations.
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
Material changes in the market value of securities we hold, or in the securities as to which we act as an advisor, may materially affect our results of operation and financial condition.
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
Our wholly owned subsidiary has entered into an agreement to act as collateral advisor for a pool of investment securities owned by a third party. Deterioration in the value or performance of this investment pool, while not directly related to the company’s own performance, could adversely affect the business and prospects of the collateral advisor.
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
In August 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enables MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended September 30, 2006. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock. The shares of common stock surrendered to the Company are not considered repurchased shares under the terms of the repurchase program.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program
July 1 – July 31, 2006	260,000	$30.16	260,000	2,740,000
August 1 – August 31, 2006	272,714	30.25	270,000	2,470,000
September 1 – September 30, 2006	50,300	29.80	50,000	2,420,000

Total	583,014		580,000

ITEM 6. EXHIBITS
Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2006	MoneyGram International, Inc. (Registrant)
	By:	/s/ Jean C. Benson
Vice President and Controller
(Chief Accounting Officer and Authorized Officer)