Form 10-Q/A
period 2006-09-30
MONEYGRAM INTERNATIONAL INC
filed 2006-11-14
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
Certification of CEO
Certification of CFO

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Amendment No. 1”), solely to add the exhibit index, which was inadvertently omitted at the time the original Quarterly Report on Form 10-Q was filed on November 9, 2006 (the “Original Form 10-Q”). Also filed as exhibits with this Amendment No. 1 are new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934.
This Amendment No. 1 does not modify or update the previously reported financial statements or any other disclosure contained in the Original Form 10-Q. The exhibit index filed with this Amendment No. 1 is intended to serve as the exhibit index for the Original Form 10-Q and for this Amendment No. 1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
November 14, 2006	By:	/s/ Jean C. Benson
Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
+10.1	First Amendment to the MoneyGram International, Inc. Executive Compensation Trust (incorporated herein by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed August 22, 2006).

+10.2	Amendment to Compensation of Non-management Directors (incorporated herein by reference to the Current Report on Form 8-K of the Company filed September 8, 2006).

**31.1	Section 302 Certification of Chief Executive Officer dated November 9, 2006.

**31.2	Section 302 Certification of Chief Financial Officer dated November 9, 2006.

*31.3	Section 302 Certification of Chief Executive Officer dated November 14, 2006.

*31.4	Section 302 Certification of Chief Financial Officer dated November 14, 2006.

**32.1	Section 906 Certification of Chief Executive Officer dated November 9, 2006.

**32.2	Section 906 Certification of Chief Financial Officer dated November 9, 2006.

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.

**	Filed with Original Form 10-Q with the SEC on November 9, 2006.