Form 10-K
period 2006-12-31
MONEYGRAM INTERNATIONAL INC
filed 2007-03-01
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-31950

MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)

Registrant’s telephone number, including area code
(952) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

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

The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,838.6 million.

83,867,081 shares of common stock were outstanding as of February 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2007 annual meeting of stockholders to be held on May 9, 2007.

PART I

Item 1. BUSINESS

MoneyGram International, Inc. (“MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our core purpose is to provide consumers with affordable, reliable and convenient payment services. We offer our products and services to consumers and businesses primarily through our network of agents and our financial institution customers. The diverse array of products and services we offer enables consumers, many of whom are not fully served by traditional financial institutions, to make payments and to transfer money around the world, helping them meet the financial demands of their daily lives.

Our business is conducted through our wholly owned subsidiary formerly known as Travelers Express Company, Inc. (“Travelers”), which has been in operation since 1940. In June 1998, we acquired MoneyGram Payment Systems, Inc. (“MPSI”), adding the MoneyGram® branded international money transfer services to our group of services. We were incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our parent company, Viad Corp (“Viad”) (referred to hereafter as the “spin-off”). In the spin-off, Travelers was merged with our wholly owned subsidiary and Viad distributed all of our issued and outstanding shares of common stock to Viad stockholders in a tax-free distribution. Stockholders of Viad received one share of our common stock for every one share of Viad common stock owned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Separation from Viad Corp.”

In March 2004, we completed the sale of our subsidiary, Game Financial Corporation, for approximately $43.0 million in cash, to continue our focus on our core businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation.”

In April 2005, we acquired substantially all of the assets of ACH Commerce, LLC (“ACH Commerce”), an automated clearing house (“ACH”) payment processor. The acquisition provides the Company with the technology and systems platform to expand its bill payment services.

In 2005, we consolidated the operations of Travelers with MPSI to eliminate duplication and overlapping costs of operating the two businesses under separate corporate entities, and to complete the transition of our business from the Travelers Express brand to the MoneyGram brand. Effective December 31, 2005, the entity that was formerly Travelers merged with and into MPSI, with MPSI remaining as the surviving corporation and our primary operating subsidiary.

In May 2006, we completed the acquisition of Money Express S.r.l., a former super agent of the Company in Italy. The acquisition of MoneyExpress provides us with the opportunity for further network expansion and more control of marketing and promotional activities in the region. A subsidiary called MoneyGram Payment Systems Italy, S.r.l. was established, which operates the former Money Express network comprised of approximately 900 active Italian agents.

During 2006, we continued to develop our retail strategy in Western Europe. Due to licensing requirements and marketing constraints in certain European countries, operating Company owned retail stores and kiosks in addition to our typical agent model is a preferred method of expanding the number of locations offering our services. In May 2006 we formed an entity in France, MoneyGram France S.A. In order to offer the MoneyGram service directly to the public in France, our French subsidiary was required to become a licensed financial institution. We were granted the license in September 2006 and opened our first store in France shortly thereafter. As of year-end, we are operating Company owned retail stores or kiosks in France and Germany. We expect to open additional locations in these and other markets on a targeted basis.

For additional information regarding our business, including our financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Segments

We conduct our business through two reportable business segments: Global Funds Transfer and Payment Systems. In late 2006, the sales, marketing and product development teams for the two segments were combined to take advantage of the overlap and synergies between the products and services offered by the two segments. While the sales, marketing and product development teams for the two segments have merged, management continues to review financial results and continues to evaluate the performance of the Company based on these two segments. Following is a description of each segment. For financial information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Performance” and Note 17 of the Notes to Consolidated Financial Statements.

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

In 2006, Global Funds Transfer segment revenue was $821.7 million and operating income was $152.6 million, accounting for 71 percent and 86 percent of the total revenue and operating income, respectively, of the Company. During 2006, 2005 and 2004, our international operations generated 21 percent, 19 percent and 18 percent, respectively, of our total revenue and 29 percent, 28 percent and 28 percent, respectively of our Global Funds Transfer segment revenue.

We conduct our Global Funds Transfer operations primarily through a worldwide network of agents. In 2006, we renewed multi-year contracts with our largest agent in each of our four largest markets: United States, Spain, Italy, and United Kingdom. During 2006, 2005 and 2004, our ten largest agents accounted for 31 percent, 31 percent, and 27 percent, respectively, of our total revenue and 44 percent, 46 percent and 41 percent, respectively, of the revenue of our Global Funds Transfer segment. Our largest agent, Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for 17 percent, 13 percent and 9 percent of our total revenue and 24 percent, 19 percent and 14 percent of the revenue of our Global Funds Transfer segment in 2006, 2005 and 2004, respectively. Wal-Mart is the only customer that accounts for more than 10 percent of our total revenues. The Company has a contract with Wal-Mart in the U.S. that provides for Wal-Mart to sell the Company’s money orders, money transfer services and real-time, urgent bill payment services on an exclusive basis. The term of the current agreement with Wal-Mart expires in January 2010, and contains incentives for Wal-Mart to extend the term for additional one (1) year periods. The contract also provides a tiered commission structure that contains certain caps, which rewards Wal-Mart as the volume of its money transfer and money order activity increases.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. We also operate two customer service call centers in the United States and contract for additional call center services in Bulgaria. These call centers provide multi-lingual customer service for both agents and consumers 24 hours per day, 365 days per year.

MoneyGram Money Transfers:  During 2006, 82 percent of our Global Funds Transfer segment revenue was generated by our money transfer services (including bill payment). Money transfers are transfers of funds between consumers from one location to another. Money transfers are used by consumers who want to transfer funds quickly, safely and efficiently to another individual within a country or internationally. As of December 31, 2006, we provided money transfer services through approximately 110,000 money transfer agent locations in approximately 170 countries and territories worldwide. These agent locations are located in the following geographic regions: 28,900 locations in North America; 19,100 locations in Latin America (including Mexico which represents 9,600 locations); 31,200 locations in Western Europe and the Middle East; 6,600 locations in the Indian subcontinent; 11,100 locations in Asia Pacific; 9,200 locations in Eastern Europe; and 3,900 locations in Africa. We also offer our money transfer services on the internet via our MoneyGram eMoney Transfer service that allows customers to send a money transfer at www.emoneygram.com using a credit card or a debit from a bank account and through financial institutions. As of December 31, 2006, we offer this service only to residents of the United States. Finally, we offer our money transfer services through Company owned retail locations. In the United States, we have Company owned retail locations in New York and Florida. In 2006, the Company opened retail locations and kiosks in France and Germany. We plan to continue this strategy in 2007 and beyond, as expanding our global network by increasing our agent locations and opening new Company owned locations is a core growth initiative of the Company.

Our money transfer revenues are derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers. In a typical money transfer, a consumer goes to an agent location, completes a form and pays the agent the money to be transferred, together with a fee. The agent enters the transaction data into a point-of-sale money transfer platform, which connects to our central data processing system. Our platforms include AgentConnect®, which is integrated onto the agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree service, customers may contact our call center and a representative will collect the information over the telephone and enter it directly into our central data processing system. The funds are made available for payment to the designated recipient in various currencies throughout our agent network. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Both the “send” and “receive” agents receive a commission from the transaction. In some instances we offer our agents a tiered commission structure, rewarding the agent with a higher commission as the volume of its money transfer transactions increases.

We have introduced corridor pricing capabilities that enable us to establish different consumer prices and foreign exchange rates for our money transfer services by location, for a broader segment such as defined zip code regions or for a widespread direct marketing area. We have also implemented multi-currency technology that allows us to execute our money transfers directly between and among an increased number of different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the exact amount that will be received in the local currency of the receiving nation, or in U.S. dollars or Euros in certain countries.

In 2006, we completed the implementation of our simplified consumer fee pricing structure in the United States. Our simplified pricing structure includes reducing the number of pricing tiers or bands and allows our agents to more effectively communicate our value proposition to our customers. Our pricing philosophy generally is to maintain a price point below our higher priced competitor but above the niche players in the market.

Money Orders:  Money orders, much like checks, can be presented by the consumer to make a payment or for cash. Our Global Funds Transfer segment has its roots in the sale of money orders, a business we have been engaged in since 1940. Based on the number of money orders issued in 2006, we are the nation’s leading issuer of money orders. In 2006, we issued approximately 257 million money orders through our network of almost 55,000 retail agent locations in the United States and Puerto Rico.

Our money orders are sold under the MoneyGram brand and are also sold on a private label basis or co-branded with retail agents. In most cases, we receive transaction fees from our agents for each money order sold. In many cases, we receive additional monthly dispenser service fees from our agents for the money order dispenser equipment we provide. Furthermore, we generate income from the investment of funds that are remitted from our agents and which we invest until the money orders are cleared through the banking system, or escheat to the applicable states. Generally, a money order will remain outstanding for fewer than ten days.

Bill Payment Services:  Our bill payment suite of services allows consumers to make urgent payments or pay routine bills. The acquisition of ACH Commerce in 2005 has allowed us to enhance our bill payment business and work to create a multi-faceted, full-cycle set of services.

Our bill payment services are divided into two categories: walk-in payments and electronic payments. These options enable convenience payers, just-in-time payers and delinquent debtors to pay bills through our network to certain creditors, or “billers.” Our billers include credit card companies, mortgage companies, auto finance companies, sub-prime lenders, cellular and long distance telephone companies, utilities and third-party bill collectors. We work closely with our agents to identify billers in their service areas to target for our services. Generally, our bill payment services generate revenue from transaction fees charged to consumers for each bill payment transaction completed. Such revenue is included within the Global Funds Transfer segment, with the urgent bill payment revenue included as part of money transfer revenue and all other bill payment revenue included as part of retail revenue.

The largest portion of the walk-in payments category consists of our ExpressPayment® urgent bill payment service. Our ExpressPayment bill payment service, which is only offered through our money transfer agent locations in the United States, continues to grow as we add new billers to our network. As of December 31, 2006, we provide our ExpressPayment bill payment services to over 1,800 billers. ExpressPayment bill payment service generally provides customers with same-day credit pursuant to our contract with the biller. Customers can also use the ExpressPayment service to load stored value cards and pre-paid phone cards. Our ExpressPayment bill payment service is available for internet transactions at www.emoneygram.com.

The walk-in payments category also includes a new utility bill payment service. Our FlashPay® and BuyPay® routine utility bill payment services will be replaced with the new utility bill payment product, which commenced a limited beta test in November of 2006. This new service allows customers to make in-person payments of non-urgent bills at a low cost for credit to a biller within two to three days. In this instance we typically do not have a contract with the biller.

The electronic payment portion of our bill payment services when fully developed, will offer pay-by-phone, pay-by-IVR, pay by web, ACH processing and check conversion. Consumers may select one-time or recurring ACH and credit and debit card payments to our contracted billers.

Payment Systems Segment

Our Payment Systems segment primarily provides financial institutions with payment processing services, specifically official check outsourcing services and money orders for sale to their customers as well as ACH processing services. Our customers are primarily comprised of financial institutions, thrifts and credit unions. As of December 31, 2006, we provide official check services to over 15,000 branch locations of over 1,700 financial institutions. Customers include a broad array of financial institutions, including large banks, regional banks and small community banks.

In 2006, Payment Systems segment revenue was $337.1 million and operating income was $41.6 million. A significant portion of Payment Systems segment revenue is generated by our official check outsourcing services. During 2006, 2005 and 2004, our ten largest financial institution customers accounted for 10 percent, 13 percent and 14 percent, respectively, of our total revenue and 36 percent, 39 percent and 39 percent, respectively, of the revenue of our Payment Systems segment. Our largest financial institution customer generated 4 percent of our total revenue in 2006, 2005 and 2004, and 12 percent, 11 percent and 10 percent of the revenue in our Payment Systems segment in 2006, 2005 and 2004, respectively.

We primarily derive revenues in our Payment Systems segment from the investment of funds underlying the official check or financial institution money order. We invest funds from the official checks and money orders sold from the time the proceeds are remitted until the items are cleared. We also derive revenue from fees paid by our financial institution and corporate customers.

Official Check Outsourcing Services:  We provide official check outsourcing services through our PrimeLink® service. Financial institutions provide official checks, which include bank checks, cashier checks, teller checks and agent checks, to consumers for use in transactions when the payee requires a check drawn on a bank or other third party. Official checks are commonly used in consumer loan closings, such as closings of home and car loans, and other critical situations where the payee requires assurance of payment and funds availability. Financial institutions also use official checks to pay their own obligations. Our PrimeLinkplus® product is an internet-based check issuance platform that allows financial institutions and other businesses with multiple locations to securely print official checks at remote locations on a client-controlled basis, eliminating the need to overnight the checks from the main office or wire transfer the funds. We provide PrimeLink® and PrimeLinkplus® at a low cost to financial institutions and pay an agreed upon commission rate on the balance of funds underlying the official checks pending clearing of the items. We clear the official check items pursuant to contracts with clearing banks as a service to our official check customers.

Money Orders:  The Payment Systems segment also offers money orders through financial institutions in a manner very similar to the way the services are offered through our retail agents in our Global Funds Transfer segment.

Check Processing:  Through our subsidiary FSMC, Inc. (“FSMC”), we offer high volume check processing and controlled disbursement processing. FSMC is a leading processor of promotional payments and rebates. Through FSMC, we also process checks issued under the Special Supplemental Nutrition Program to Women, Infants and Children administered by the U.S. Department of Agriculture through the various states. Our revenues from this area are primarily derived from fees.

Sales and Marketing

We market our products and services through a number of dedicated sales and marketing teams. In the United States, we have a dedicated sales and marketing team that markets money transfer services, money orders and bill payment services on a regional basis to our three principal distribution channels: large national agent accounts, smaller independent accounts and check cashing outlets. We also have dedicated sales and marketing teams that market our bill payment services directly to billers. Finally, we have a dedicated team of sales and marketing professionals that market our PrimeLink official check services, money transfer services, PrimeLinkplus services, money orders and ACH services to financial institutions. Our international sales and marketing for money transfer services is conducted by dedicated regional sales and marketing teams that are generally located in or near their regions: Western Europe, including the United Kingdom; Eastern Europe; Asia; the Middle East; Africa; and Mexico, Latin America and the Caribbean.

As an investment in our money transfer brand recognition, we increased our marketing expenses by 39 percent in 2006 compared to 2005. Our sales and marketing efforts continue to be supported by a wide range of consumer advertising methods. A core focus of building our brand awareness is signage, both ensuring that our signs are displayed at agent locations, as well as maintaining consistency in our signage globally. We introduced our “red shops” concept, which consists of an agent location heavily branded with MoneyGram signage, including red paint for the front of the store. We also reach our consumers using traditional media such as television, radio and print. Finally, we utilize street teams that consist primarily of contractors who engage in a variety of activities including attending local ethnic festivals and events to introduce our products and services to potential consumers. We redesigned our website in 2006 and made it available in 44 languages and introducing a “price-it” tool to assist our customers with money transfer pricing questions. We also made a new agent location function available on our website. We continue to look at ways to enhance our brand awareness.

Product Development and Enhancements

Our product development activities have focused on new ways to transfer money and pay bills through enhancements to our current services and the development of new products and services. Recent enhancements and new products supplement our Global Funds Transfer and Payment Systems segments. We believe these new features and products will provide customers with added flexibility and convenience to help meet their financial services needs.

Product Enhancements:  In 2005, we developed our multi-currency platform, an enhancement that allows a sender of a money transfer to choose among currencies to be received by the beneficiary. The currencies available depend on the send and receive country. We began implementing this enhancement in February 2006 and released it in 34 countries during 2006. We also developed directed sends in 2005 to allow a sender to direct a money transfer to a specific address, onto an ATM/debit card or into a bank account. This enhancement was first introduced in the Philippines in 2005 and we began the implementation of the enhancement in Mexico this year. Additionally in 2006, the Company released a new transaction management tool which allows its ExpressPayment billers to review a consumer payment on-line prior to accepting or rejecting the payment. This technology is particularly useful within certain industries such as the mortgage, auto loan and insurance industries that may have time-sensitive financial or legal implications, such as repossessions or foreclosures. Finally in 2006, we received clearance and were able to begin offering consumers in Mexico the ability to send money from Mexico to other locations domestically and internationally.

New Products.  We continued to offer the MoneyGram Prepaid MasterCard card program in 2006, with the cards available for purchase and reload at designated MoneyGram agent locations throughout the United States. In 2006, we also began the implementation of a full suite of ACH and electronic bill payment services that provide consumers with pay-by-telephone, pay-by-IVR and pay-by-web options. In November 2006, we began a limited pilot of a new utility bill payment service, utilizing the same point-of-sale platforms as our money order, money transfer and ExpressPayment products. We plan to implement our new utility bill payment services throughout the United States in 2007.

Infrastructure Development.  The Company is currently working to implement a new system to provide for improved connections between the agent and our marketing, sales, customer service and accounting functions. The new system and associated processes are intended to increase the flexibility of our back office, thereby improving operating efficiencies and relationships with external parties.

Competition

The industries in which we operate are very competitive and we face a variety of competitors across our businesses. New competitors or alliances among established companies may emerge. Consolidation among payment services companies, and money transmitters in particular, has occurred and may continue. We compete for agents and financial institution customers on the basis of value, service, quality, technical and operational differences, price and financial incentives paid to agents once they have entered into an agreement. In turn, we compete for consumers on the basis of number and location of outlets, price, convenience and technology.

Money transfer, money order and walk-in bill payment services within the Global Funds Transfer segment of our business compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our primary competition in Global Funds Transfer comes from The Western Union Company (“Western Union”), a former subsidiary of First Data Corporation, which has greater transaction volume, a larger agent base, a more established brand name and greater financial and marketing resources than we do. Other competitors in this segment are other providers of money transfer services, such as banks and niche person-to-person money transfer service providers that serve select send and receive corridors, and other providers of money orders, including the U.S. Postal Service and a subsidiary of First Data Corporation. The electronic bill payment services within the Global Funds Transfer segment of our business compete in a highly fragmented consumer-to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and biller payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.

As new technologies for money transfer emerge allowing consumers to send and receive money in a variety of ways, we face increasing competition. These emerging technologies include mail and commercial courier services, online money transfer providers, and card-based options, such as ATM cards and stored-value cards.

Regulation

Compliance with legal requirements and government regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations, both in the United States and abroad. These laws and regulations include international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws.

If we were to fail to comply with any applicable laws and regulations, this failure could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and possibly criminal penalties. See “Risk Factors.” We have added compliance managers and employees to our compliance team around the world to ensure compliance with regulations of specific countries and regions. We have developed and are constantly enhancing our global compliance program to stay current with the most recent legal and regulatory changes.

Anti-Money Laundering Compliance:  Compliance with money transfer regulations, including but not limited to anti-money laundering laws and regulations, is a primary focus. Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity and screening of transactions against the various governments’ watch-lists, including but not limited to, the watch list maintained by the US Treasury Departments’ Office of Foreign Assets Control (“OFAC”);

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time, or over specified periods of time;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents and/or requirements and limitations on contract terms with our agents; and

•	registration or licensing of the Company and/or our agents with a state agent in the US or with the central bank or other proper authority in a country.

Regulations impacting money transfers are constantly evolving and vary from country to country. We continue to implement policies and procedures and work to make our business practices flexible in order to help us comply with the most current legal requirements.

In most cases, our money transfer services are offered through third party agents with whom we contract and our ability to directly control our agent compliance is limited. As a money services business, the Company and its agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training; and, (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We plan to implement a new on-line training system in 2007.

Certain economic and trade sanctions programs administered by OFAC prohibit or restrict transactions to or from, or dealings with, certain countries. For instance, the Company is authorized to conduct transactions with consumers in Cuba pursuant to license C-49656 issued by OFAC on July 19, 1999. However, we chose to discontinue service in Cuba in September 2006 due to excessive regulatory requirements and low consumer use. Additionally, transactions in regions that are under the control of the Palestinian Authority are carefully monitored for compliance with OFAC requirements. The Company will continue to assess the relative regulatory requirements and risks as compared to the consumer demand for services in certain government identified high-risk countries.

Money Transfer and Payment Instrument Licensing:  In the United States, virtually all states, the District of Columbia and Puerto Rico require us to be licensed in order to conduct business within their jurisdiction. Requirements to be so licensed generally include minimum net worth, provision of surety bonds, compliance with operational procedures and reserves or “permissible investments” that must be maintained in an amount equivalent to all outstanding payment obligations issued by us. The types of securities that are considered “permissible investments” vary from state to state, but generally include U.S. government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements and subject us to periodic examinations. Many states also require that money transmitters and issuers of payment instruments, as well as their agents that offer these products and services, comply with federal and state anti-money laundering laws and regulations.

Escheat Regulation:  Unclaimed property laws of every state, the District of Columbia and Puerto Rico require that we track the relevant information on each payment instrument and money transfer and, if unclaimed at the end of the statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. State abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.

Privacy Regulations:  In the ordinary course of our business, we collect certain types of consumer data and thus are subject to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We comply with the GLB Act by posting a privacy notice on our website, as well as by posting a privacy notice on the forms completed by consumers in order to use services (for example, on our money transfer “send” form). In addition, we collect personal data flowing from the European Union to other countries, and thus are subject to the European Personal Data Protection Directive (the “Directive”). The Directive prohibits the transfer of personal data to non-EU member nations that do not provide adequate protection for personal data. We comply with the safe harbor permitted by the Directive by filing with the U.S. Department of Commerce, publicly declaring our privacy policy for information collected outside of the United States, posting our privacy policy on our website and requiring our agents in the EU to notify customers of the privacy policy. In some cases the privacy laws of an EU member state may be more restrictive than the Directive and may impose additional duties, and we must comply with those additional restrictions. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws in various jurisdictions are evolving regularly and conflicting laws in various jurisdictions pose challenges.

Other:  In the United States, the Company sells its own MoneyGram-branded stored value card and also loads stored value cards of other card issuers through our ExpressPayment system. Stored value services are generally subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws apply to the Company is in flux and we are currently unable to determine the impact that any future clarification, changes or interpretation of these laws will have on our services.

Intellectual Property

We rely on a combination of patent, trademark and copyright laws, and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights in processing equipment, software and business processes held by us and our subsidiaries provide us with a competitive advantage, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.

U.S. patents are currently granted for a term of 20 years from the date a patent application is filed. We own U.S. and foreign patents related to our money order technology. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems and printing techniques, many of which have expired. We also have patent applications pending in the United States that relate to our money transfer, money order, PrimeLink and bill payment technologies and business methods. We anticipate that these patents, if granted, will give us continued competitive advantages in the marketplace. However, our competitors are also actively patenting their technology and business processes.

U.S. trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. We register our trademarks in the U.S. and in a number of other countries where we do business. We maintain a portfolio of trademarks representing substantial goodwill in our businesses. Many of our trademarks, including the MoneyGram®, ExpressPayment®, our globe with arrows logo, PrimeLink®, PrimeLinkplus®, AgentConnect®, DeltaWorks®, and Delta T3® marks have substantial importance and value to our business.

Relationship with Viad

We entered into various agreements with Viad governing our division of liabilities at the time of the spin-off, including a Separation and Distribution Agreement, an Employee Benefits Agreement and a Tax Sharing Agreement. An Interim Services Agreement with Viad terminated in 2006. Additionally, we purchased a corporate aircraft from Viad, 50% in 2005 and the remainder in 2006. See Note 3 of the Notes to the Consolidated Financial Statements.

Employees

At December 31, 2006, we had approximately 1,782 full-time employees in the United States and 294 full-time employees internationally. In addition, we use contractors to support certain of our domestic and international sales and marketing efforts. None of our employees are represented by a labor union and we consider our employee relations to be good.

Executive Officers of the Registrant

Philip W. Milne, age 47, has served as our President and Chief Executive Officer and as a Director of MoneyGram since June 2004. He was named Chairman of the Board effective January 1, 2007. He is also the President and Chief Executive Officer of MPSI and its predecessor, Travelers, our principal operating subsidiary, a position he has held since 1996. Mr. Milne joined Travelers in 1991 and served as General Manager of the official check business from 1991 until early 1992, as Vice President, General Manager of the Payment Systems segment from 1992 until early 1993, and as Vice President, General Manager of the Retail Payment Products group from 1993 to 1996.

David J. Parrin, age 52, has served as the Executive Vice President, Chief Financial Officer of MoneyGram since November 2005. Mr. Parrin previously served as the Vice President and Chief Financial Officer of MoneyGram since June 2004 and Travelers since joining the Company in June 2002. From 1998 to 2002, he was with the investment firm of Dain Rauscher Corporation (now RBC Dain Rauscher Corporation), serving since 1999 as

Executive Vice President and Chief Financial Officer. From 1994 to 1998, he served as Senior Vice President and Corporate Controller of U.S. Bancorp. Prior to that, Mr. Parrin spent 17 years with the accounting firm of Ernst & Young LLP, serving most recently as audit partner.

David A. Albright, age 50, has served as Executive Vice President, Chief Information Officer of MoneyGram since November 2005. Mr. Albright previously served as Vice President of Information Technology since joining the Company in May 2000. From June 1983 to May 2000, Mr. Albright was the Director of Information Technology for Minnegasco, a division of Reliant Energy, Inc., an energy supply and distribution company. Mr. Albright began his career at Gambles, Inc., a retail company, where he held various technical positions in the Information Technology division from 1974 to 1983.

Jean C. Benson, age 39, has served as the Vice President, Controller of MoneyGram since June 2004. Ms. Benson previously served as the Vice President, Controller of Travelers since joining the Company in August 2001. From 1994 to 2001, Ms. Benson was at Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance since 1996. Ms. Benson began her career as an auditor with the accounting firm of Deloitte & Touche LLP from 1990 to 1994.

Mary A. Dutra, age 55, has served as Executive Vice President, Global Payment Processing and Settlement of MoneyGram since August 2006. Ms. Dutra previously served as Executive Vice President/Division President Payment Systems from November 2005 to August 2006, Vice President of MoneyGram and General Manager of Payment Systems from June 2004 to November 2005 and as General Manager and Vice President, Global Operations of Travelers from November 1994 to June 2004. Ms. Dutra joined the Company in 1988 as Manager of Payment Services of Travelers Express Company, Inc. and has served in positions of increasing responsibility.

Timothy J. Gallaher, age 39, has served as Vice President, Investor Relations of MoneyGram since April 2005. He was named Treasurer of MoneyGram in October 2006. Mr. Gallaher previously served as Director of Corporate Planning and Analysis from December 2002 to April 2005. Prior to joining the Company, Mr. Gallaher spent eight years with U.S. Bancorp working in planning, corporate development and commercial banking.

Thomas E. Haider, age 48, has served as Vice President Government Affairs and Associate Corporate Counsel since October 2000. He was named Chief Compliance Officer of MoneyGram in November 2005. Mr. Haider joined the Company in 1992 as an Attorney and held various other positions through October 2000. Prior to joining the Company, Mr. Haider spent seven years representing the Minnesota League of Credit Unions in both legislative and regulatory matters.

Teresa H. Johnson, age 55, has served as Executive Vice President, General Counsel and Secretary of MoneyGram since November 2005. Ms. Johnson previously served as Vice President, General Counsel and Secretary of MoneyGram since June 2004 and Chief Legal Counsel of Travelers since joining the Company in 1997. From 1992 to 1997, she was employed at SUPERVALU INC., a food retailer and distributor, serving most recently as Associate General Counsel and Corporate Secretary.

William J. Putney, age 44, has served as Executive Vice President, Chief Investment Officer of MoneyGram since November 2005. Mr. Putney previously served as Vice President, Chief Investment Officer of MoneyGram from June 2004 to November 2005 and as Vice President, Chief Investment Officer of Travelers from 1996 to 2004. Mr., Putney joined the Company in 1993, serving as Portfolio Manager. Prior to joining the Company, Mr. Putney held positions as a trader, investment analyst and portfolio manager.

Anthony P. Ryan, age 44, has served as Executive Vice President/President, MoneyGram Global Payment Products and Services since August 2006. Mr. Ryan previously served as Executive Vice President/Division President Global Funds Transfer from November 2005 to August 2006 and Vice President of MoneyGram and General Manager of Global Funds Transfer from June 2004 to November 2005, a position he had held at Travelers since 2001. He previously served as Chief Financial Officer of Travelers from 1997 to 2001 and as Controller from 1996 to 1997. Prior to joining the Company, Mr. Ryan spent 10 years at First Data Corporation, serving most recently as Director of Finance.

Cindy J. Stemper, age 49, has served as Executive Vice President, Human Resources and Facilities of MoneyGram since November 2005. Ms. Stemper previously served as Vice President of Human Resources and Facilities of MoneyGram from June 2004 to November 2005 and Vice President of Human Resources at Travelers from 1996 to June 2004. Ms. Stemper joined the Company in 1984 and has since served in positions of increasing responsibility.

Available Information

Our principal executive offices are located at 1550 Utica Avenue South, Minneapolis, Minnesota 55416, and our telephone number is (952) 591-3000. Our website address is www.moneygram.com. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 1A. RISK FACTORS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

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

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2006 and 2005, our ten largest agents accounted for 31 percent of our total revenue and 44 percent and 46 percent, respectively, of the revenue of our Global Funds Transfer segment. Our largest agent, Wal-Mart Stores, Inc., accounted for 17 percent and 13 percent of our total revenue and 24 percent and 19 percent of the revenue of our Global Funds Transfer segment in 2006 and 2005, respectively. If any of these key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.

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

During 2006 and 2005, our ten largest financial institution customers accounted for 10 percent and 13 percent, respectively, of our total revenue and 36 percent and 39 percent, respectively, of the revenue of our Payment Systems segment in 2006 and 2005. Our largest financial institution customer generated 4 percent of our total revenue and 12 percent and 11 percent of the revenue in our Payment Systems segment in 2006 and 2005, respectively. The loss of any of our top financial institution customers could adversely affect our business and results of operations.

If we fail to successfully develop and timely introduce new and enhanced products and services or we make substantial investments in an unsuccessful new product or service, our business, prospects, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer stored-value cards and other electronic payment mechanisms, including various internet-based payment services, that could be substituted for traditional forms of payment, such as the money orders, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and ramp up similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Additionally, we may make future investments and/or enter into strategic alliances to develop new technologies and services to further our strategic objectives, strengthen our existing businesses and remain competitive. Investments in new technologies and strategic alliances are inherently risky and we cannot guarantee that such investments or alliances will be successful or will not materially adversely affect our business, financial condition and results of operations.

If we are unable to adequately protect the intellectual property rights related to our existing and any new or enhanced products and services, or if we are unable to avoid infringing on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

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

Money transfer, money order and walk-in bill payment services within the Global Funds Transfer segment of our business competes in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors. The electronic bill payment services within the Global Funds Transfer segment of our business compete in a highly fragmented consumer to business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and biller payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.

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

Our agents and MoneyGram are subject to a number of risks relating to U.S. and International regulatory requirements which could result in material settlements, fines or penalties or changes in their or our business operations that may adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations which vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA Patriot Act, the requirements of the Office of Foreign Assets Control (“OFAC”), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals and the anti-money laundering laws in many countries where we operate, particularly in the EU. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, currency control regulations, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Many of the laws to which we are subject are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.

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

Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements may occur which could increase our compliance and other costs of doing business, could require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, and could have an adverse effect on our results of operations. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services, both by us and our agents. If onerous regulatory requirements were imposed on our agents, they could lead to a loss of agents, which, in turn, could lead to a loss of retail business.

Failure by us or our agents to comply with the laws and regulatory requirements of applicable regulatory authorities could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

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

We face security risks related to our electronic processing and transmission of confidential customer information. A material breach of security of our systems could harm our business.

Any significant security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities, and cause a loss of customers. We rely on encryption software and other technologies to provide security for processing and transmission of confidential customer information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect customer transaction data. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our confidential customer information. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could lead to reputational harm and make our customers less confident in our services.

Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and on the efficient and uninterrupted operation of our computer network systems and data centers.

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

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure, or physical break-in), security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Certain of our agent contracts, including Wal-Mart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we face system interruptions and system failures our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

We face credit and fraud risks from our retail agents.

The vast majority of our Global Funds Transfer business is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1.2 billion in the aggregate, representing a combination of money orders, money transfers and bill payment proceeds. During 2006, this credit exposure was spread across almost 29,000 agents, of which 13 owed us in excess of $15.0 million each at any one time.

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

An increase in fraudulent activity using our services could lead to reputational damage to our brand and could reduce the use and acceptance of our services.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud and identity theft. As we make more of our services available over the internet we are subject ourselves to new types of credit and fraud risk, as requirements such as customer authentication are more complex with internet services. If fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to our brand. This in turn could reduce the use and acceptance of our services and/or increase our compliance costs, and thereby have a material adverse impact on our business, financial condition and results of operations.

Litigation or investigations involving our agents or MoneyGram which could result in material settlements, fines or penalties may adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, the subject of class actions, regulatory actions, investigations or other litigation. The outcome of class action lawsuits, regulatory actions or investigations is difficult to assess or quantify. Plaintiffs or law enforcement agencies in these types of lawsuits or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

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

Our credit risk includes the potential risk that the Company may not collect on interest and/or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. Approximately 89 percent of our investment portfolio at December 31, 2006 consisted of securities that are not issued or guaranteed by the U.S. government. If the issuer of any of these securities were to default in its payment obligations to us or to otherwise experience credit problems, the value of the investments would decline and adversely impact our investment portfolio and our earnings. At December 31, 2006, we were party to derivative instruments, known as swaps, having a notional amount of $2.6 billion. These swap agreements are contracts in which we and a counterparty agree to exchange periodic payments based on a fixed or variable rate of interest on a given notional amount, without the exchange of the underlying notional amounts. The notional amount of a swap agreement is used to measure amounts to be paid or received and does not represent the amount of exposure to credit loss. At any point in time, depending upon many factors including the interest rate environment and the fixed and variable rates of the swap agreements, we may owe our counterparty or our counterparty may owe us. If any of our counterparties to these swap agreements were to default in its payment obligation to us or otherwise experience credit problems, we could be adversely affected.

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

We have recently opened several Company owned retail locations for the sale of our products and services. Operating such retail locations presents new risks for us. After substantial capital investment in such retail locations it is uncertain how such locations will be accepted in the market and how quickly transaction volume will increase to offset such investment. We may be subject to additional laws and regulations which are triggered by our ownership of the retail locations and our employment of the individuals staffing such retail locations. We also become subject to certain risks inherent in operating any retail location including theft, personal injury and property damage, risks associated with long-term lease obligations and employee matters.

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

We are subject to risks relating to daily liquidity needs, as well as extraordinary events, such as the unexpected loss of a customer. On a daily basis, we receive remittances from our agents and financial institution customers and we must clear and pay the financial instruments that were previously sold and currently are presented for payment. We monitor and maintain a liquidity portfolio along with credit lines and repurchase agreements in order to cover payment service obligations as they are presented. If we were forced to liquidate portfolio assets or secure other financing as a result of unexpected liquidity needs, our earnings could be reduced. In addition, if we were to lose any of our significant customers, in addition to losing the related revenues, we may have to liquidate investments or seek to borrow for a period of time to fund our obligation to clear the outstanding instruments issued on behalf of that customer at the termination of its contract. We may not be able to plan effectively for every customer contract termination, which could result in sale of investments at a loss of or lower profits than we would otherwise realize due to prevailing market conditions. Additionally, a security breach could lead to reputational harm and make our customers less confident in our services.

An inability for our agents or for us to maintain adequate banking relationships may adversely affect our financial condition.

We and our agents are considered Money Service Businesses, or “MSBs,” in the United States under the Bank Secrecy Act. The federal banking regulators are increasingly taking the stance that MSBs, as a class, are high risk. As a result, several financial institutions, which look to the federal regulators for guidance, have terminated their banking relationships with some of our agents and one with us. If agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services. Any inability on our part to maintain existing or establish new banking relationships could adversely affect our business, results of operations and our financial condition.

There are a number of risks associated with our international sales and operations that could harm our business.

We provided money transfer services between and among approximately 170 countries and territories at December 31, 2006, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

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

Due to our July 1, 2004 spin-off and new status as a public company, 2005 was the first year in which we were required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the New York Stock Exchange under the symbol MGI. Our Board of Directors declared quarterly cash dividends totaling $0.17 and $0.07 per share of common stock during 2006 and 2005. In addition, the Board of Directors declared a dividend of $0.05 per share of common stock on February 15, 2007 to be paid on April 2, 2007 to stockholders of record on March 16, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stockholders’ Equity” and Note 12 of the Notes to Consolidated Financial Statements. As of February 26, 2007, there were approximately 15,937 stockholders of record of our common stock.

The high and low sales prices for our common stock for fiscal 2006 and 2005 were as follows:

	2006		2005
Fiscal Quarter	High	Low	High	Low

First	$31.00	$24.97	$21.40	$18.89
Second	36.20	29.88	20.23	17.94
Third	33.14	28.10	21.71	19.46
Fourth	34.97	27.82	27.24	20.58

On November 18, 2004, our Board of Directors authorized the repurchase, at our discretion, of up to 2,000,000 common shares on the open market. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004 and August 19, 2005. The repurchase authorization is effective until such time as the Company has repurchased 7,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2006, we have repurchased 5,175,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 1,825,000 shares.

In August 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enabled MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006 to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company. We repurchased 66,191 shares of our common stock under this program, which has ended as of December 31, 2006.

The following table sets forth information in connection with repurchases of shares of our common stock during the quarterly period ended December 31, 2006.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plan	the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program

October 1-October 31, 2006	50,588	$30.02	50,571	2,420,000
November 1-November 30, 2006	466,160	$33.72	465,620	1,970,000
December 1-December 31, 2006	145,000	$30.37	145,000	1,825,000

STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the cumulative total return from June 22, 2004 to December 29, 2006 for our common stock, our peer group index of payment services companies used in 2005, our peer group index of payment services companies used in 2006 and the S&P 500 Index. Our common stock began trading on the New York Stock Exchange on June 22, 2004 on a when-issued basis in connection with the spin-off. The peer group index of payment services companies in 2006 consists of: Ceridian Corporation, CheckFree Corporation, CSG Systems International Inc., DST Systems, Inc., eFunds Corporation, Euronet Worldwide Inc., First Data Corporation, Fiserv, Inc., Global Payments Inc., Jack Henry & Associates, Inc., The Western Union Company and Total System Services, Inc. (the “Peer Group Index 2006”). The peer group index of payment services companies used in 2005 consists of: Ceridian Corporation, Certegy Inc., CSG Systems International Inc., DST Systems, Inc., eFunds Corporation, First Data Corporation, Fiserv, Inc., Global Payments Inc., Jack Henry & Associates, Inc. and Total System Services, Inc. (the “Peer Group Index 2005”). We changed our peer group for 2006 to delete Certegy Inc. (it was purchased) and to add CheckFree Corporation (payment services), Euronet Worldwide Inc. (payment services) and The Western Union Company (payment services company that recently spun off from First Data Corporation). The graph assumes the investment of $100 in each of our common stock, our peer group indexes and the S&P 500 Index on June 22, 2004, and the reinvestment of all dividends as and when distributed.

COMPARE CUMULATIVE TOTAL RETURN
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JUNE 22, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2006

	6/22/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/30/05	3/31/06	6/30/06	9/29/06	12/29/06
MONEYGRAM INTERNATIONAL, INC.	100.00	105.64	87.64	108.53	97.02	98.25	111.62	134.28	158.39	175.27	150.21	162.35
PEER GROUP INDEX 2005	100.00	101.48	98.12	102.09	97.13	100.22	104.57	109.33	115.30	112.82	111.80	123.81
PEER GROUP INDEX 2006	100.00	101.47	97.63	103.74	99.80	101.46	106.24	112.06	119.13	116.68	113.30	126.33
S&P 500 INDEX	100.00	100.00	98.13	107.19	104.89	106.32	110.16	112.46	117.19	115.50	122.04	130.22

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

YEAR ENDED DECEMBER 31,	2006	2005	2004	2003	2002

(Amounts in thousands, except per share data)

Operating Results
Revenue
Global Funds Transfer segment	$821,746	$649,617	$532,064	$450,108	$412,953
Payment Systems segment	337,097	321,619	294,466	287,115	294,737
Other	716	—	—	—	—

Total revenue	1,159,559	971,236	826,530	737,223	707,690
Commissions	(563,659)	(470,472)	(403,473)	(377,333)	(358,420)

Net Revenue	595,900	500,764	423,057	359,890	349,270

Expenses	(419,127)	(354,388)	(334,037)	(271,719)	(262,583)

Income from continuing operations before income taxes	176,773	146,376	89,020	88,171	86,687
Income tax expense	(52,719)	(34,170)	(23,891)	(12,485)	(11,923)

Net income from continuing operations	$124,054	$112,206	$65,129	$75,686	$74,764

Earnings per share from continuing operations: (1)
Basic	$1.47	$1.32	$0.75	$0.87	$0.87
Diluted	1.45	1.30	0.75	0.87	0.86
Shares outstanding
Basic	84,294	84,675	86,916	86,223	86,178
Diluted	85,818	85,970	87,330	86,619	86,716
Financial Position
Unrestricted assets (2)	$358,924	$366,037	$393,920	$373,036	$346,122
Restricted assets (2)	8,568,713	8,525,346	7,640,581	7,421,481	7,825,955
Total assets	9,276,137	9,175,164	8,630,735	9,222,154	9,675,430
Payment service obligations	8,209,789	8,159,309	7,640,581	7,421,481	7,825,955
Long-term debt (3)	150,000	150,000	150,000	201,351	294,879
Redeemable preferred stock (4)	—	—	—	6,733	6,704
Stockholders’ equity (5)	669,063	624,129	565,191	868,783	718,947

YEAR ENDED DECEMBER 31,	2006	2005	2004	2003	2002

(Amounts in thousands, except per share data)

Other Selected Data
Capital expenditures	$81,033	$47,359	$29,589	$27,128	$26,842
Depreciation and amortization	38,978	32,465	29,567	27,295	25,894
Cash dividends declared per share (6)	0.17	0.07	0.20	0.36	0.36
Average investable balances (7)	6,333,115	6,726,790	6,772,124	6,979,247	6,131,145
Net investment margin (8)	2.31%	1.91%	1.42%	1.30%	1.81%
Approximate number of countries and territories served	170	170	170	160	155
Number of money order locations (9)	55,000	53,000	54,000	54,000	53,000
Number of money transfer locations (9)	110,000	89,000	77,000	63,000	57,000

(1)	Earnings per share for 2002 through 2003 is based on outstanding shares of Viad common stock. On June 30, 2004, Viad effected a 1:1 distribution of MoneyGram common stock, for a total distribution of 88,556,077 shares.

(2)	Unrestricted and restricted assets are comprised of cash and cash equivalents, receivables and investments. See Note 2 of the Notes to Consolidated Financial Statements for the determination of unrestricted assets.

(3)	Long-term debt for 2002 through 2003 represents Viad’s long-term debt prior to the June 30, 2004 spin-off. In connection with the spin-off, Viad repurchased $52.6 million of its medium-term notes and subordinated debt. In addition, Viad repaid $188.0 million of its outstanding commercial paper and retired $9.0 million of industrial revenue bonds.

(4)	Redeemable preferred stock relates solely to shares issued by Viad and redeemed in connection with the June 30, 2004 spin-off.

(5)	Stockholders’ equity for 2002 through 2003 represents Viad’s capital structure prior to the June 30, 2004 spin-off.

(6)	Cash dividends declared per share for 2002 through 2003 is based on dividends declared by Viad to holders of its common stock. Viad declared dividends of $0.18 per share during the first half of 2004. MoneyGram declared dividends of $0.02 per share during the second half of 2004.

(7)	Investable balances are comprised of cash and cash equivalents and investments.

(8)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(9)	Includes 16,000, 16,000, 15,000, 12,000 and 11,000 locations in 2006, 2005, 2004, 2003 and 2002, respectively, that issue both money orders and offer money transfers.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with MoneyGram International, Inc.’s consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

As part of the separation from Viad, we entered into a variety of agreements with Viad to govern each of our responsibilities related to the distribution. These agreements include a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Benefits Agreement and an Interim Services Agreement. Subsequently, in 2006 the Interim Services Agreement was terminated. See Note 3 to the Consolidated Financial Statements.

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

Basis of Presentation

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the historical results of operations of Viad in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There are certain amounts related to other investment income, debt and costs associated with Viad’s centralized corporate functions that are related to Viad, but in accordance with GAAP are not allowed to be reflected in discontinued operations as these costs were not specifically allocated to Viad subsidiaries. The consolidated financial statements may not necessarily be indicative of our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a stand-alone company during the 2004 period presented.

In March 2004, we completed the sale of Game Financial Corporation for approximately $43.0 million in cash. Game Financial Corporation provides cash access services to casinos and gaming establishments throughout the United States. As a result of the sale, we recorded an after-tax gain of $11.4 million in the first quarter of 2004. In addition, in June 2004, we recorded an after-tax gain of $1.1 million from the settlement of a lawsuit brought by Game Financial Corporation. During 2005, we recorded a $0.7 million gain in connection with the partial resolution of contingencies relating to the sale of Game Financial Corporation. These amounts are reflected in the Consolidated Statements of Income in “Income and gain from discontinued operations, net of tax,” along with the operating results of Viad, including spin-off related costs of $14.6 million for the year ended December 31, 2004. The following discussion of our results of operations is focused on our continuing businesses.

RESULTS OF OPERATIONS

Summary

Following are significant items affecting operating results from continuing operations in 2006:

•	Global Funds Transfer segment revenue grew 26 percent in 2006, driven by 32 percent revenue growth in money transfer.

•	Our money order transaction volume declined four percent in 2006 as expected, which is slightly less than the trend for paper-based instruments. Based on current industry information, the trend in paper-based payment instruments is estimated to be an annual decline of five to eight percent.

•	The net investment margin of 2.31 percent (see Table 3) improved over the 2005 net investment margin of 1.91 percent primarily due to higher yields on the portfolio related to higher short-term interest rates and a successful hedging strategy.

•	Fee and other revenue increased 26 percent in 2006, primarily from growth in money transfer transaction volume.

•	Marketing expenditures increased over 39 percent as we invest in our brand.

•	Our effective tax rate of 29.8 percent increased in 2006 compared to 23.3 percent in 2005 primarily due to tax exempt investment income declining as a percentage of total pre-tax income.

In 2006, we continued to realize strong transaction volume growth in our money transfer product (which includes our bill payment services). Money order volumes and average investable balances declined as expected. The decline in money orders is consistent with the overall decreasing use of paper-based instruments, while the decline in average investable balances is due to the consolidation of financial institutions and a slowing of consumer mortgage transactions. In 2006, we operated in a flat yield curve environment, where short-term and long-term interest rates were about the same. This is a challenging environment for our official check business as it puts pressure on our net investment margin by holding investment yields down while investment commissions increase more quickly. Despite this pressure, we realized growth in our net investment margin through a successful hedging strategy and adjusting pricing to reflect the current interest rate environment as contracts renew. The credit quality of our investment portfolio continued to improve, as evidenced by the cash recoveries on previously impaired investments and lower impairment charges taken in 2006.

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

We derive revenue primarily through service fees charged to consumers and through our investments. Fee and other revenue consist of transaction fees, foreign exchange and miscellaneous revenue. Transaction fees are fees earned on the sale of money transfers, retail money order and bill payment products and official check transactions. Money transfer transaction fees are fixed per transaction and may vary based upon the face value of the amount of the transaction and the location in which the money transfer originates and to which it is sent. Money order and bill payment transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on international money transfer transactions. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.

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

Table 1 — Results of Operations

				2006	2005	As a Percentage
				vs.	vs.	of Total Revenue
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004	2006	2005	2004

				(%)	(%)	(%)	(%)	(%)
(Amounts in thousands)

Revenue:
Fee and other revenue	$766,881	$606,956	$500,940	26	21	66	62	61
Investment revenue	395,489	367,989	315,983	7	16	34	38	38
Net securities (losses) gains	(2,811)	(3,709)	9,607	NM	NM	0	0	1

Total revenue	1,159,559	971,236	826,530	19	18	100	100	100
Fee commissions expense	314,418	231,209	183,561	36	26	27	24	22
Investment commissions expense	249,241	239,263	219,912	4	9	22	25	27

Total commissions expense	563,659	470,472	403,473	20	17	49	49	49

Net revenue	595,900	500,764	423,057	19	18	51	51	51

Expenses:
Compensation and benefits	172,264	132,715	126,641	30	5	15	14	15
Transaction and operations support	164,122	150,038	120,767	9	24	14	15	15
Depreciation and amortization	38,978	32,465	29,567	20	10	3	3	4
Occupancy, equipment and supplies	35,835	31,562	30,828	14	2	3	3	3
Interest expense	7,928	7,608	5,573	4	37	1	1	1
Debt tender and redemption costs	—	—	20,661	NM	NM	0	0	2

Total expenses	419,127	354,388	334,037	18	6	36	36	40

Income from continuing operations before income taxes	176,773	146,376	89,020	21	64	15	15	11
Income tax expense	52,719	34,170	23,891	54	43	4	4	3

Income from continuing operations	$124,054	$112,206	$65,129	11	72	11	11	8

NM = Not meaningful

For the year ended December 31, 2006, total revenue and net revenue each grew by 19 percent over 2005 due to 41 percent growth in money transfer transaction volume. Total expenses, excluding commissions, increased 18 percent over 2005, which reflects additional headcount to support growth, increased marketing expenditures due to global brand initiatives and higher professional fees to support technology systems enhancements. These increased expenses were partially offset by lower agent credit losses.

Total revenue and net revenue in 2005 each increased by 18 percent over 2004, driven by transaction growth in the money transfer business and cash recoveries on previously impaired securities and income from limited partnerships. Total expenses, excluding commissions, increased in 2005 by 6 percent over 2004. Total expenses in 2004 include debt tender and redemption costs of $20.7 million related to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. Other expenses in 2005 increased 13 percent over 2004 primarily due to transaction growth, marketing and employee-related expenses supporting our revenue growth.

Table 2 — Net Fee Revenue Analysis

				2006	2005
				vs.	vs.
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004

(Amounts in thousands)

Fee and other revenue	$766,881	$606,956	$500,940	26%	21%
Fee commissions expense	(314,418)	(231,209)	(183,561)	36%	26%

Net fee revenue	$452,463	$375,747	$317,379	20%	18%

Commissions as a % of fee and other revenue	41.0%	38.1%	36.6%

Fee and other revenue includes fees on money transfer, money order and official check transactions. It is a growing portion of our total revenue, increasing to 66 percent of total revenue for 2006 from 62 percent in 2005. Compared to 2005, fee and other revenue grew 26 percent in 2006, primarily driven by transaction growth in our money transfer and bill payment services, with volumes increasing 41 percent during the year. Total revenue growth rates are lower than money transfer volume growth rates due to simplified pricing in the money transfer business and product mix (higher money transfer and bill payment volume growth with a decline in money order transactions). Also, our domestic transactions, which contribute lower revenue per transaction, are growing at a faster rate than internationally originated transactions. Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allow us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market. The gap between total revenue growth and money transfer transaction growth narrowed in the fourth quarter of 2006 as we began to lap the first year of implementation of simplified pricing initiatives.

For 2005 and 2004, fee and other revenue was 62 and 61 percent of total revenue, respectively, with 21 percent growth in 2005 versus the prior year. This growth was primarily driven by transaction growth in our money transfer and bill payment services, with volume increasing 38 percent during the year. As in 2006, revenue growth rates were lower than money transfer volume growth rates, for the same reasons.

Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. Fee commissions expense was up 36 percent for 2006 as compared to the prior year, primarily driven by higher transaction volume and tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. Fiscal 2005 fee commissions expense increased 26 percent over 2004, again primarily due to higher transaction volume.

Net fee revenue increased 20 percent in 2006 compared to 2005, driven by the increase in volume of money transfer and bill payment transactions. Growth in net fee revenue was lower than fee and other revenue growth primarily due to product mix and tiered commissions expense. Net fee revenue increased 18 percent in 2005 compared to 2004, primarily due to the increase in money transfer and bill payment transaction volumes. Growth in net fee revenue was lower than fee and other revenue growth in 2004, primarily due to the pricing structure of certain large money order agents, as well as product mix.

Table 3 — Net Investment Revenue Analysis

				2006	2005
				vs.	vs.
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004

(Amounts in thousands)

Components of net investment revenue:
Investment revenue	$395,489	$367,989	$315,983	7%	16%
Investment commissions expense (1)	(249,241)	(239,263)	(219,912)	4%	9%

Net investment revenue	$146,248	$128,726	$96,071	14%	34%

Average balances:
Cash equivalents and investments	$6,333,115	$6,726,790	$6,772,124	(6%)	(1%)
Payment service obligations (2)	4,796,538	5,268,512	5,370,768	(9%)	(2%)
Average yields earned and rates paid (3):
Investment yield	6.24%	5.47%	4.67%	0.77%	0.80%
Investment commission rate	5.20%	4.54%	4.09%	0.66%	0.45%
Net investment margin	2.31%	1.91%	1.42%	0.40%	0.49%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($382.6 million, $389.8 and $404.6 million for 2006, 2005 and 2004, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2006 increased seven percent over 2005 due to higher yields on the portfolio from rising short-term interest rates, which was partially offset by lower average investable balances. For 2006, investment revenue includes $14.0 million in cash flows from previously impaired investments and income from limited partnership interests. In 2005, investment revenue increased 16 percent over 2004, due to higher yields on cash and adjustable rate securities, $18.8 million in cash flows from previously impaired investments and income from limited partnership interests.

Investment commissions expense in 2006 and 2005 increased four and nine percent, respectively, compared to the prior year, as rising short-term rates resulted in higher commissions paid to financial institution customers and increased the amount of the cost of receivables sold. The impact of rising rates was significantly offset by lower swap costs. Lower swap costs are the result of maturing high rate swaps replaced by lower rate swaps, increases in short-term rates and lower notional swap balances. Approximately, 45 percent of the notional value of our swaps will roll off during 2007 (40 percent, 31 percent, 25 percent and 4 percent in the first, second, third and fourth quarter, respectively). It is anticipated if we replace these swaps, it will be at a higher cost than those swaps rolling off.

Net investment revenue increased 14 percent in 2006 compared to 2005, with the net investment margin increasing 40 basis points to 2.31 percent. During 2006, the average Fed Funds rate increased 175 basis points and the average 5-year U.S. Treasury Note increased 70 basis points. These changes in interest rates are representative of the flat yield curve environment in which we operated in 2006. Net investment revenue increased 34 percent in 2005 compared to 2004, with the net investment margin increasing 49 basis points to 1.91 percent. During 2005, the average Fed Funds rate increased 187 basis points and the average 5-year U.S. Treasury Note increased 62 basis points. The 2006 and 2005 margins benefited from the investment revenue items discussed above, as well as the lower swap costs.

Table 4 — Summary of Gains, Losses and Impairments

				2006	2005
				vs.	vs.
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004

(Amounts in thousands)

Gross realized gains	$5,080	$7,378	$31,903	$(2,298)	$(24,525)
Gross realized losses	(2,653)	(4,535)	(6,364)	1,882	1,829
Other-than-temporary impairments	(5,238)	(6,552)	(15,932)	1,314	9,380

Net securities (losses) gains	$(2,811)	$(3,709)	$9,607	$898	$(13,316)

As shown in Table 4, the Company had a net securities loss of $2.8 million in 2006 compared to a net securities loss of $3.7 million in 2005, primarily due to lower realized losses and lower impairments. Impairments in 2006 related to investments backed by automobile, aircraft, manufactured housing, bank loans and insurance securities collateral. The Company had net securities losses of $3.7 million in 2005 compared to a net securities gain of $9.6 million in 2004 despite lower impairments. Net securities gains in 2004 included a large gain from the early pay off of a security held in the investment portfolio. Impairments in 2005 and 2004 related primarily to investments backed by aircraft and manufactured housing collateral.

Expenses

Expenses represent operating expenses other than commissions. As MoneyGram is the accounting successor to Viad, expenses through June 30, 2004 also include corporate overhead that Viad did not allocate to its subsidiaries and, consequently, cannot be classified as discontinued operations. Included in the first six months of 2004 are approximately $10.2 million of expenses allocated from Viad that did not recur in 2005. As part of our 2004 spin-off from Viad, we entered into an Interim Services Agreement which provided for services to be provided by Viad on an interim basis. We were obligated under this Interim Services Agreement to pay approximately $1.6 million annually, or $0.4 million quarterly, beginning July 1, 2004. We terminated certain services under the Interim Services Agreement effective on September 28, 2005 and terminated substantially all remaining services effective in the second quarter of 2006. As a result of this termination, our payments to Viad were $0.3 for the twelve months ended December 31, 2006. Following is a discussion of the operating expenses presented in Table 1.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, severance costs and other employee related costs. Compensation and benefits increased 30 percent in 2006 compared to 2005, primarily driven by the hiring of additional personnel, higher incentive accruals and stock based compensation expense. In 2006, the number of employees increased by 21 percent over 2005 to drive and support money transfer growth.

Compensation and benefits increased five percent in 2005 compared to 2004, primarily driven by the hiring of additional personnel, stock option expense and higher incentive accruals, partially offset by the absence of Viad allocations.

Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Transaction and operations support costs were up nine percent in 2006 over 2005, primarily driven by a 39 percent increase in marketing expenditures as we continue to invest in our brand and support our agent growth and a 26 percent increase in professional fees to support enhancements to our technology systems. These increases were partially offset by a decrease in provision for agent loss as there was an additional provision for uncollectible agent receivables of $6.7 million in 2005. In addition, in 2006, we recognized an impairment of $0.9 million due to the discontinuation of a software development project.

Transactions and operations support costs increased 24 percent in 2005 compared to 2004, primarily driven by marketing expenditures, higher transaction volumes, use of professional services, legal matters and increased provisions for uncollectible agent receivables, partially offset by the absence of Viad allocations. Marketing expenditures increased just over 50 percent from 2004 as we invested in our money transfer brand recognition. In

2005, we incurred higher professional services costs primarily due to the compliance initiatives related to Section 404 of the Sarbanes-Oxley Act and the regulatory environment, software development and other projects. In addition, we incurred additional costs related to the eMoney Transfer service that was launched in March 2004 as we moved processing in-house from a third-party processor during 2005. During the first quarter of 2005, we incurred $2.2 million of costs related to the settlement of one legal matter and the accrual for an expected settlement in another legal matter related to our Global Funds Transfer segment. We recognized additional provisions for uncollectible agent receivables of $6.7 million related to a specific agent in the New York check casher channel.

We continue to see a trend among state and federal regulators toward enhanced scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we anticipate that our transaction expenses will increase due to marketing spend, investment in the agent network and development of our retail network in Western Europe; however, we anticipate these expenses will grow at a moderately slower rate than 2006, based on our assumed agent network growth of 15 to 20 percent.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, computer hardware and software (including capitalized software development costs), and office furniture, equipment and leasehold improvements. Depreciation and amortization expense increased 20 percent in 2006 compared to 2005, primarily due to the depreciation of agent equipment, amortization of our investment in computer hardware and capitalized software to enhance the money transfer platform and the amortization of leasehold improvements (offset by a corresponding reduction in rent expense). Our investments in computer hardware and software helped drive the growth in the money transfer product. Depreciation and amortization expense was up 10 percent in 2005 over 2004, primarily due to the amortization of computer hardware and capitalized software developed to enhance the money transfer platform.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs, and supplies. Occupancy, equipment and supplies expense in 2006 increased 14 percent over 2005, primarily due to higher software maintenance costs and normal increases in facilities rent, which were partially offset by gains on disposal of equipment. Occupancy, equipment and supplies expense increased two percent in 2005 compared to 2004, primarily driven by software and asset maintenance, partially offset by rent reductions from the amortization of lease incentives. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off.

Interest expense — Interest expense increased four percent in 2006 as compared to 2005, primarily due to higher average interest rates, which were partially offset by receipts under our cash flow hedges. Interest expense increased 37 percent in 2005 as compared to 2004, primarily driven by expenses related to the amendment of our bank credit facility and rising interest rates. In connection with the amendment of our $350.0 million bank credit facility in the second quarter of 2005, we expensed $0.9 million of unamortized financing costs related to the original facility. Viad paid down $249.6 million of debt in 2004 in connection with the spin-off. See “Management’s Discussion and Analysis — Other Funding Sources and Requirements” for further information regarding the amendment of our bank credit facility.

Debt tender and redemption costs — Debt tender and redemption costs incurred during 2004 of $20.7 million relate to the redemption of Viad’s preferred shares and tender for its subordinated debt and medium term notes in connection with the spin-off. No such costs were incurred in 2006 or 2005.

Income taxes — The effective tax rate was 29.8 percent in 2006, compared to 23.3 percent in 2005 and 26.8 percent in 2004. The corporate tax rate is lower than the statutory rate due primarily to income from tax-exempt bonds in our investment portfolio. The tax rate in 2005 benefited from a reduction in provision of $5.6 million due to reversal of tax reserves no longer needed due to the passage of time and changes in estimates of tax amounts. These benefits were offset by the decline in tax-exempt investment income as a percentage of total pre-tax income. In addition, the 2004 effective tax rate was adversely affected by the costs related to the redemption of Viad’s redeemable preferred shares, which are not tax deductible.

Acquisition

On May 31, 2006, MoneyGram completed the acquisition of MoneyExpress, the Company’s former super agent in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region. The operating results of MoneyExpress subsequent to May 31, 2006 are included in the Company’s consolidated statement of income.

MoneyGram acquired MoneyExpress for $15.0 million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. During the third quarter of 2006, the Company received a purchase price adjustment of $6.0 million. The Company is in the process of finalizing the valuation of intangible assets, among other items from this acquisition, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.2 million, consisting primarily of agent contracts and a non-competition agreement, will be amortized over useful lives ranging from 3 to 5 years. Preliminary goodwill of $17.0 million was recorded and assigned to our Global Funds Transfer segment.

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

Table 5 — Segment Information

YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands, except per share data)

Operating income:
Global Funds Transfer	$152,579	$121,677	$102,606
Payment Systems	41,619	42,406	27,163

Total segment operating income	194,198	164,083	129,769

Debt tender and redemption costs	—	—	20,661
Interest expense	7,928	7,608	5,573
Other unallocated expenses	9,497	10,099	14,515

Income from continuing operations before income taxes	$176,773	$146,376	$89,020

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

Table 6 — Global Funds Transfer Segment

				2006	2005
				vs.	vs.
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004

(Amounts in thousands)

Money transfer revenue	$669,852	$507,726	$395,370	32%	28%
Retail money orders	151,894	141,891	136,694	7%	4%

Total revenue	821,746	649,617	532,064	26%	22%

Commissions	(333,524)	(249,768)	(199,818)	34%	25%

Net revenue	$488,222	$399,849	$332,246	22%	20%

Operating income	$152,579	$121,677	$102,606	25%	19%
Operating margin	18.6%	18.7%	19.3%

Global Funds Transfer — Total revenue includes fees on money transfers, retail money orders and bill payment products, investment revenue and securities gains and losses. Total revenue increased 26 percent in 2006 over 2005, primarily driven by the growth in the money transfer and bill payment services, as total transaction volume grew 41 percent. Domestic originated transactions (including bill payment) increased 46 percent with growth across all corridors, while international originated transactions grew 30 percent from 2005. Transaction volume to Mexico grew 29 percent in 2006 over 2005. Our Mexico volume represents 11 percent and 12 percent of our total transactions in 2006 and 2005. The growth in money transfer is a result of our network expansions and targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base expanded 24 percent over 2005, primarily in the international markets, to about 110,000 locations.

Total revenue increased 22 percent in 2005 over 2004, primarily driven by growth in the money transfer and bill payment services, as transaction volumes increased by 38 percent. Domestic originated transactions (including bill payment) grew 39 percent, while international originated transactions grew 36 percent from 2004. This growth is a result of our targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. In addition, the money transfer agent base expanded 16 percent in 2005 over 2004, primarily in the international markets, to over 89,000 locations.

Retail money order transaction volume declined four percent and three percent in 2006 and 2005, respectively, as expected. Investment revenue increased 17 percent in 2006 compared to 2005, primarily due to higher average yields, which were partially offset by lower average investable balances. Net securities losses were flat in 2006 as compared to 2005. Investment revenue increased 24 percent in 2005 compared to 2004 primarily due to higher average investable balances. Net securities losses in 2005 were $0.8 million as compared to net securities gains of $2.3 million in 2004.

Commissions expense in 2006 was up 34 percent compared to 2005, primarily driven by the 28 percent growth in fee and other revenue. Commissions expense as a percentage of revenue was 40.6 percent in 2006 increased from 38.4 percent in 2005 primarily due to tiered commissions rates paid to certain agents and product mix (as growth in the money transfer business outpaces money orders). Tiered commissions are commissions rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commissions rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. As compared to 2004, commissions expense in 2005 was up 25 percent, primarily driven by the 23 percent growth in fee and other revenue. Commissions expense as a percentage of revenue increased from 37.6 percent in 2004 to 38.4 percent in 2005 primarily due to product mix as growth in the money transfer business outpaced money orders.

Operating income in 2006 and 2005 increased 25 percent and 19 percent, respectively, over the previous years due to the growth in money transfer and bill payment services and the higher investment revenue. The operating margin of 18.6 percent in 2006 was essentially flat compared to 2005. The additional provision for agent loss impacted the 2005 operating margin by (0.9) percentage points. The operating margin decreased in 2005 to 18.7 percent from a margin of 19.3 percent in 2004 as a result of our investment in marketing, higher provisions for uncollectible agent receivables and the continued product mix shift from retail money orders to money transfer. Operating income in 2004 included a $4.5 million impairment charge for capitalized technology costs.

Table 7 — Payment Systems Segment

				2006	2005
				vs.	vs.
YEAR ENDED DECEMBER 31,	2006	2005	2004	2005	2004

(Amounts in thousands)

Official check outsourcing services	$306,760	$297,289	$269,971	3%	10%
Other revenue	30,337	24,330	24,495	25%	(1%	)

Total revenue	337,097	321,619	294,466	5%	9%

Commissions	(230,135)	(220,704)	(203,655)	4%	8%

Net revenue	$106,962	$100,915	$90,811	6%	11%

Operating income	$41,619	$42,406	$27,163	(2%)	56%
Operating margin	12.3%	13.2%	9.2%
Taxable equivalent basis (1):
Revenue	$354,544	$340,655	$315,207	4%	8%
Commissions	$(230,135)	$(220,704)	$(203,655)	4%	8%
Operating income	59,064	61,441	47,905	(4%)	28%
Operating margin	16.7%	18.0%	15.2%

(1)	The taxable equivalent basis numbers (commonly used by financial institutions) are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $17.4 million, $19.0 million and $20.7 million for 2006, 2005 and 2004, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.

Payment Systems — Total revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue increased five percent in 2006 compared to 2005 due primarily to higher investment revenue, partially offset by net securities losses. Investment revenue increased due to higher yields on the portfolio related to the increase in short-term interest rates. Total revenue for 2006 includes $10.9 million of cash flows from previously impaired securities and income from limited partnership interests. Total revenue increased nine percent during 2005 compared to 2004 due to higher investment revenue and $2.2 million of fee revenue received upon the early termination of a customer contract, partially offset by net securities losses. Investment revenue increased due to higher yields on the portfolio, $15.1 million of cash flows from previously impaired securities and income from limited partnership interests. Net securities losses of $2.9 million in 2005 are a decline from 2004 net securities gains of $7.3 million. In 2004, net securities gains were positively affected by the early pay off of a security held in the portfolio, partially offset by impairments of certain securities and realized losses from repositioning the portfolio.

Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense increased four and eight percent in 2006 and 2005, respectively, primarily due to higher commissions paid to financial institutions as short-term interest rates increased. Commissions expense as a percentage of revenue was relatively flat at 68 percent in 2006 as compared to 69 percent in 2005 and 2004.

The operating margin in 2006 decreased to 12.3 percent (16.7 percent on a taxable equivalent basis) as compared to 2005 operating margin of 13.2 percent (18.0 percent on a taxable equivalent basis), primarily due to lower average investable balances and a $0.9 million charge for the discontinuance of a development project. The operating margin in 2005 increased to 13.2 percent (18.0 percent on a taxable equivalent basis) as compared to 2004 operating margin of 9.2 percent (15.2 percent on a taxable equivalent basis), primarily due to the higher investment revenue. The cash flows from previously impaired securities, income from limited partnership interests and termination fee contributed a combined 2.6 percentage points and 4.9 percentage points, respectively, to the operating margin in each of 2006 and 2005. Operating income in 2004 includes $7.3 million of net securities gains and a charge of $2.1 million related to intangible assets.

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

At December 31, 2006, we had cash and cash equivalents of $974 million, net receivables of $1,759 million and investments of $5,836 million, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.

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

As of December 31, 2006 and 2005, we had unrestricted cash and cash equivalents, receivables, and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 8 — Unrestricted Assets

(Amounts in thousands)	2006	2005

Cash and cash equivalents	$973,931	$698,691
Receivables, net	1,758,682	1,425,622
Trading investments	145,500	167,700
Available for sale investments	5,690,600	6,233,333

	8,568,713	8,525,346
Amounts restricted to cover payment service obligations	(8,209,789)	(8,159,309)

Unrestricted assets	$358,924	$366,037

The decline in unrestricted assets is primarily due to fluctuations in the market value of our investments and higher levels of capital expenditures and repurchases of our common stock, payment of dividends and the acquisition of MoneyExpress, as well as changes in our working capital resulting from the timing of normal operating activities.

Table 9 — Cash Flows Provided By or Used In Operating Activities

YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands)

Net income	$124,054	$112,946	$86,412
Total adjustments to reconcile net income	42,485	68,278	86,150

Net cash provided by continuing operating activities before changes in payment service assets and obligations	166,539	181,224	172,562

Change in cash and cash equivalents (substantially restricted)	(261,725)	(84,817)	308,587
Change in trading investments, net (substantially restricted)	22,200	153,100	(232,650)
Change in receivables, net (substantially restricted)	(335,509)	(666,282)	(22,654)
Change in payment service obligations	38,489	518,728	219,100

Net change in payment service assets and obligations	(536,545)	(79,271)	272,383

Net cash (used in) provided by continuing operating activities	$(370,006)	$101,953	$444,945

Table 9 summarizes the cash flows (used in) provided by continuing operating activities. For 2006, net cash provided by continuing operating activities before changes in payment service assets and obligations decreased $14.7 million to $166.5 million from $181.2 million for 2005. This decrease was primarily due to the timing of payment on other assets and accounts payable and other liabilities. Net cash provided by continuing operating activities before changes in payment service assets and obligations increased $8.7 million in 2005 from $172.6 million for 2004. The increase was primarily due to the timing of payment on other assets and accounts payable and other liabilities.

To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.

Table 10 — Cash Flows Provided By or Used In Investing Activities

YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands)

Net investment activity	$516,008	$(6,099)	$(246,603)
Purchases of property and equipment	(81,033)	(47,359)	(29,589)
Cash paid for acquisitions	(7,311)	(8,535)	—
Proceeds from sale of Game Financial Corporation	—	—	15,247
Other	—	(700)	428

Net cash provided by (used in) investing activities	$427,664	$(62,693)	$(260,517)

Table 10 summarizes the net cash provided by (used in) investing activities. Investing activities primarily consist of activity within our investment portfolio as previously discussed. We used cash of $88.3 million, $56.6 million and $13.9 million in 2006, 2005 and 2004, respectively, for other investing activity. In 2006 and 2005, we paid $7.3 million and $8.5 million to acquire Money Express and ACH Commerce, respectively. In 2004, we received $15.2 million in proceeds from the sale of Game Financial Corporation. Capital expenditures for property and equipment of $81.0 million, $47.4 million and $29.6 million in 2006, 2005 and 2004, respectively, primarily relate to our continued investment in the money transfer platform.

In addition, the Company sold securities with a fair value of $259.7 million to one party (the “acquiring party”) during the third quarter of 2006. No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by the Company, nor was the Company obligated under any scenario to repurchase securities from the acquiring party. In August 2006, the acquiring party sold securities totaling $646.8 million of a qualifying special purpose entity (“QSPE”), including substantially all of the securities originally purchased from the Company. The Company acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2006, the fair value of the preferred shares was $7.8 million. In addition, a subsidiary of the Company serves as the collateral advisor to the QSPE, receiving certain fees and rights standard to a collateral advisor role. Activities performed by the collateral advisor are significantly limited and are entirely defined by the legal documents establishing the QSPE. For performing these activities, the collateral advisor receives a quarterly fee equal to ten basis points on the fair value of the collateral. The collateral advisor also received and recognized a one-time fee of $0.4 million in August 2006 for the placement of the preferred shares of the QSPE.

Table 11 — Cash Flows Used in Financing Activities

YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands)

Net debt activity	$—	$—	$(55,182)
Proceeds and tax benefit from exercise of stock options	24,643	16,798	3,264
Preferred stock redemption	—	—	(23,895)
Purchase of treasury stock	(67,856)	(50,000)	(16,181)
Cash dividends paid	(14,445)	(6,058)	(17,408)

Net cash used in financing activities	$(57,658)	$(39,260)	$(109,402)

Table 11 summarizes the net cash provided by (used in) financing activities. Net cash used in financing activities was $57.7 million, $39.3 million and $109.4 million in 2006, 2005 and 2004, respectively. During 2006, we used cash of $67.9 million to repurchase our common stock and $14.4 million to pay dividends. During 2005, we used cash of $50.0 million to repurchase our common stock and $6.1 million to pay dividends. Sources of cash in 2006 and 2005 relate solely to stock option exercises. During 2004, cash was used for the redemption of Viad’s debt and redeemable preferred stock for approximately $203.0 million and $23.9 million, respectively, payments of dividends totaling $17.4 million and the purchase of treasury stock for $16.2 million. Dividends paid and treasury stock purchased by the Company subsequent to the spin-off totaled $1.8 million and $16.2 million, respectively.

Sources of cash in 2004 were the $150.0 million in borrowings made under the Company’s credit facility entered into in connection with the spin-off and stock option exercises.

Other Funding Sources and Requirements

In connection with the spin-off, MoneyGram entered into a bank credit facility providing availability of up to $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. On June 30, 2004, the Company borrowed $150.0 million (consisting of the $100.0 million term loan and $50.0 million under the revolving credit facility) and used all of the proceeds to pay merger consideration to Viad in connection with the spin-off. On June 29, 2005, the Company amended its bank credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced usage fees on the facility to a range of 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt.

The remaining availability under the bank credit facility is available for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2006, we were in compliance with these covenants. On December 31, 2006, the interest rate under the bank credit facility was 5.86 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent.

In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At December 31, 2006, the two debt swaps had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.6 percent.

At December 31, 2006, we had reverse repurchase agreements, letters of credit and various overdraft facilities totaling $2.3 billion available to assist in the management of our investments and the clearing of payment service obligations. There was $11.1 million outstanding under various letters of credit at December 31, 2006.

Table 12 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Debt, including interest payments	$180,765	$8,790	$17,580	$154,395	$—
Operating leases	52,859	8,528	15,132	14,143	15,056
Derivative financial instruments	20,701	13,495	7,137	69	—
Other obligations	2,066	2,066	—	—	—
Capital lease obligations	104	104	—	—	—

Total contractual cash obligations	$256,495	$32,983	$39,849	$168,607	$15,056

Debt consists of amounts outstanding under the term loan and revolving credit facility at December 31, 2006, as described in “Other Funding Sources,” as well as related interest payments. As described above, interest payments on our outstanding debt is based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.86 percent, which is the rate in effect on December 31, 2006. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio.

MoneyGram has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. During 2006, MoneyGram contributed $18.3 million to the funded pension plans. There are no required contributions for the pension plan in 2007; however, the Company may choose to make contributions. MoneyGram also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2006, we paid benefits totaling $3.3 million related to these unfunded plans. The Company will continue to contribute to its unfunded plans as benefit payments are required. Benefit payments under these unfunded plans are expected to be $4.1 million in 2007. Expected contributions and benefit payments under these plans are not included in the table above. See “Critical Accounting Policies — Pension obligations” for further discussion of these plans. In August 2006, Congress approved the Pension Protection Act of 2006, which requires new funding rules for defined benefit plans. We are currently reviewing the impact of this new law.

Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $1.3 million of property and equipment received by the Company but not paid as of December 31, 2006. These amounts were paid by the Company in January and February 2007.

We have agreements with clearing banks that provide processing and clearing functions for money orders and official checks. One clearing bank contract has covenants that include maintenance of total cash and cash equivalents, receivables and investments substantially restricted for payment services obligations at least equal to total outstanding payment service obligations, as well as maintenance of a minimum ratio of total assets held at that bank to instruments clearing through that bank of 103 percent. We were not in compliance with one covenant at December 31, 2006; however, the noncompliance was cured on January 19, 2007, through a shift in our investment portfolio.

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

The Company has investment grade ratings of BBB/Baa2 and a stable outlook from the three major credit rating agencies. Our ability to maintain an investment grade rating is important because it affects the cost of borrowing and certain financial institution customers require that we maintain an investment grade rating. Any ratings downgrade could increase our cost of borrowing or require certain actions to be performed to rectify such a situation. A downgrade could also have an effect on our ability to attract new customers and retain existing customers.

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

On November 18, 2004, the Board authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. In 2006, we repurchased 2,129,050 shares of our common stock under this authorization at an average cost of $30.92 per share. As of December 31, 2006, we have repurchased a total of 5,175,000 shares of our common stock under this authorization and have remaining authorization to purchase up to 1,825,000 shares.

On August 17, 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enables MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company. We have purchased a total of 66,191 shares related to this program, which has ended as of December 31, 2006.

During 2006, we paid $14.4 million in dividends on our common stock. In addition, the Board of Directors declared a dividend of $0.05 per share of common stock on February 15, 2007 to be paid on April 2, 2007 to stockholders of record on March 16, 2007. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. During 2006 we increased the quarterly dividend from $0.04 to $0.05 per share. We intend to continue paying a quarterly dividend of $0.05 per share in 2007, subject to Board approval, which will be funded through cash generated from operating activities.

Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. Employee Equity Trust (the “Trust”) to be used by MoneyGram to fund employee compensation and benefit plans. At December 31, 2006, the Trust held 456,393 shares of MoneyGram common stock. The market value of the shares held by this Trust of $14.3 million at December 31, 2006 represents unearned employee benefits that are recorded as a deduction from common stock and other equity and is reduced as employee benefits are funded. For financial reporting purposes, the Trust is consolidated.

Off-Balance Sheet Arrangements

The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.

Sale of Receivables — We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. In the fourth quarter of 2006, the Company extended the agreement through December 2007. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average we sold receivables totaling $382.6 million during 2006 for a total discount of $20.5 million.

Special Purpose Entities — See Notes 2 and 4 of the Notes to Consolidated Financial Statements for a discussion of our special purpose entities.

ENTERPRISE RISK MANAGEMENT

Risk is an inherent part of our business, including interest rate risk, liquidity risk, credit risk, operational risk, regulatory risk and foreign currency exchange risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business.

The Company’s risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value. The extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability. Management implements Board approved policies covering the Company’s funding activity, investing activity and use of derivatives. The Company’s Board of Directors has a Finance and Investment Committee, consisting of five independent Board members, which oversees its investment, capital, credit and foreign currency policies and strategies. The Board’s Finance and Investment Committee receives periodic reports regarding the investment portfolio and results. An Asset/Liability Committee, comprised of senior management, routinely reviews investment and risk management strategies and results.

Following is a discussion of the strategies used by the Company to manage and mitigate interest rate risk, credit risk and foreign currency risk. The following discussion contains forward-looking statements. The analyses used to assess interest rate risk, credit risk and foreign currency risk are not predictions of future events, and actual results may vary significantly due to events in the markets in which we operate and certain other factors as described in the following discussion.

Interest Rate Risk

Interest rate risk represents the potential reduction in net investment revenue as a result of fluctuations in market interest rates. Fluctuations in interest rates affect the revenue produced by our investment portfolio, the amount of commissions that we pay to customers in our Payment Systems segment, the net proceeds from our sale of receivables and the amounts that we receive under our interest rate derivatives. As a result, our net investment revenue, which is the difference or “spread” between the amount we earn on our investment portfolio and the commissions we pay and the discount on the sale of receivables, net of the effect of interest rate derivatives or “swaps,” is subject to interest rate risk as the components of net investment revenue are not perfectly matched through time and across all possible interest rate scenarios. Interest rate risk is concentrated in the investment portfolio.

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

The Company’s strategy in managing interest rate risk is to deliver consistent net interest margins and economic value over varying interest rate environments. One element to our strategy is to purchase assets that have similar cash flow patterns to our payment service obligations through time and various interest rate environments. To carry out this strategy, we purchase assets that match the average life and duration of our payment service obligations within a range that achieves stable net interest margins. In addition, we purchase assets across a wide spectrum of average lives to achieve the desired asset duration. We also use several different types of assets, including derivatives, to alter the average life of our assets and liabilities to match the duration of our payment service obligations within a desired range. A second element to our strategy is to regularly assess the portfolio’s exposure to changes in rates. We use a wide range of risk measures and analyses to manage the exposure, including on-going business risk measures and analyses, run-off measures of the existing portfolio and stress test scenarios. The two main evaluators used by the Company are net income at risk and duration gap. Net income at risk is measured using a static and forecasted portfolio under various interest rate shock environments. Duration gap is the estimated gap between our assets and liabilities and summarizes the extent that estimated cash flows are matched over time across various interest rate environments. The third element to our strategy is setting parameters for risk measures to help attain corporate margin objectives. Management develops actions based upon a number of factors that include both net investment revenue at risk and duration gap, as well as current market conditions. Internal indicators are used to determine when the risk profile of our assets should be re-examined. As the risk measures begin to move beyond our internal indicators, we consider actions to bring them into the preferred ranges, with an emphasis on time horizon and earnings objectives.

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

The Company uses Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis for measuring and analyzing consolidated interest rate risk. The Company has previously disclosed the impact to the market value of equity using a “shock” analysis as market value is measured at a point in time. The “shock” analysis assumes an immediate and sustained change to the yield curve. Due to limitations in the “shock” analysis, including the assumption that interest rates fluctuate in a parallel shift across the yield curve, the Company adopted VAR as a methodology for evaluating interest rate risk.

VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon, and given a certain level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its investment portfolio using a 95% confidence level and a one-month time horizon. The Company uses a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes the Company’s investment portfolio and interest rate derivative contracts.

At December 31, 2006, the VAR is $(0.4) million, given a 95% confidence level and a one-month time horizon. Accordingly, there is a 5 percent chance the loss on the investment portfolio over the next month will exceed the $(0.4) million. The high, low and average VARs in 2006 were $(17.6) million, $2.3 million and $(8.2) million, respectively.

The net investment revenue simulation analysis incorporates substantially all of the Company’s interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Table 13 summarizes the changes to our pre-tax income from continuing operations under various scenarios.

The modeling of our investment portfolio involves a number of assumptions including prepayments, interest rates and volatility. The VAR model and net investment revenue simulation analysis are risk analysis tools and do not purport to represent actual losses that will be incurred by the Company. While we believe that these assumptions are reasonable, different assumptions could produce materially different estimates.

Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$1,990	$990	$(546)	$(2,094)	$(4,741)	$(8,918)
Percent change	1.4%	0.7%	(0.4)%	(1.5)%	(3.4)%	(6.4)%

Credit Risk

Credit risk represents the potential risk that the Company may not collect on interest and/or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. The Company is also exposed to the potential risk that the Company may not collect on funds received by agents in connection with money transfers and money orders, which are due to be remitted to the Company.

Approximately 89 percent of the Company’s investment portfolio at December 31, 2006 consists of securities that are not issued or guaranteed by the U.S. government. If the issuer of any of these securities or counterparties to any of our derivative financial instruments were to default in payments or otherwise experience credit problems, the value of the investments and derivative financial instruments would decline and adversely impact our investment portfolio and earnings. As it relates to the investment portfolio, the Company’s strategy is to maximize the relative value versus return on each security, sector and collateral class. The Company uses a comprehensive process to manage its credit risk relating to investments, including active credit monitoring and quantitative sector analysis. The Company also addresses credit risk by investing primarily in investments with ratings of A3/A− or higher or which are collateralized by federal agency securities, as well as ensuring proper diversification of the portfolio by limiting individual investments to one percent of the total portfolio. Approximately 96 percent of the Company’s investment portfolio at December 31, 2006 consists of securities with an A or better rating. The Company manages its credit risk related to its derivative financial instruments by entering into agreements only with major financial institutions and regularly monitoring the credit ratings of these financial institutions.

Due to the nature of our business, the vast majority of our Global Funds Transfer business is conducted through independent agents. Our agents receive the proceeds from the sale of our payment instruments and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1.2 billion, representing a combination of money orders, money transfers and bill payment proceeds. This credit exposure is spread across almost 29,000 agents, of which 13 owe us in excess of $15.0 million each at any one time. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents under certain circumstances. The Company assesses the creditworthiness of each potential agent before accepting it into our distribution network. The Company actively monitors the credit risk of our agents on an on-going basis by conducting periodic comprehensive financial reviews and cash flow analysis of our agents who average high volumes of money order sales. In addition, the Company frequently takes additional steps to minimize agent credit risk, such as requiring owner guarantees, corporate guarantees and other forms of security where appropriate. The Company monitors remittance patterns versus reported sales by agent on a daily basis. The Company also utilizes software embedded in each point of sale terminal to control both the number and dollar amount of money orders sold. This software also allows the Company to monitor for suspicious transactions or volumes of sales, assisting the Company in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, the Company has the ability to remotely disable money order dispensers or transaction devices to prevent agents from issuing money orders or performing money transfers if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing.

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

Had the British pound and Euro appreciated relative to the U.S. dollar twenty percent over actual exchange rates for 2006, pre-tax operating income would have increased $2.0 million for the year. Had the British pound and Euro depreciated twenty percent over actual rates for 2006, pretax operating income would have decreased $2.9 million for the year. This sensitivity analysis considers both the impact on translation of our foreign denominated revenue and expense streams and the impact on our hedging program.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.

Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. Based on these criteria, management has identified and discussed with the Audit Committee the following critical accounting policies and estimates, and the methodology and disclosures related to those estimates:

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

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In general, as interest rates increase, the fair value of the available-for-sale portfolio and stockholders’ equity decreases and as interest rates fall, the fair value of the available- for-sale portfolio increases, along with stockholders’ equity.

Other Than Temporary Impairment — Securities with gross unrealized losses at the consolidated balance sheet date are subjected to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities, EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and SEC Staff Accounting Bulletin No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value.

The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to the Company’s impairment review process, changes in individual security values are regularly monitored to identify potential impairment indicators. The process includes a monthly review of all securities using a screening process to identify those securities for which fair value falls below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades. A monthly meeting is held to discuss those securities identified by the screening process. Based on this meeting, management makes an assessment as to whether any of the securities are other-than-temporarily impaired. In making this assessment, management considers both quantitative and qualitative information, as well as the Company’s intent and ability to hold an investment to recovery. If the Company does not have the intent or the ability to hold the investment until recovery, an investment with a fair value less than its carrying value will be deemed other than temporarily impaired. Assessment factors considered by management include, but are not limited to, the following:

•	Expected ability of the investment to recover its original cost;

•	Expected time frame to recovery;

•	Deterioration in actual and/or anticipated cash flows from the investment;

•	Extent of and length of time the investment has been in an unrealized loss position;

•	Deterioration in the issuer’s credit rating and/or the industry and geographical area in which the issuer operates;

•	Anticipated investment portfolio rebalancing activities in response to environmental changes;

•	Failure of asset-backed securities to meet minimum coverage or collateralization tests;

•	New information regarding the investment or the issuer;

•	Anticipated cash flow needs of the Company, including anticipated acquisitions and customer contract terminations, and the sufficiency of anticipated cash and cash equivalent balances to meet these needs; and

•	Other qualitative factors applicable to the investment in question.

In connection with anticipated dispositions to adjust the portfolio for duration or for asset allocation, the Company analyzes its investment portfolio to recognize impairments for securities in an unrealized loss position for which the Company no longer has the intent and ability to hold to recovery as a result of the analysis of the factors listed above.

The Company evaluates investments for beneficial interests in structured investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less that its carrying value, the investment is written down to fair value.

Any security deemed to be other than temporarily impaired is written down to its then current market value, with the amount of the write-down reflected in the Company’s consolidated statement of income for that quarter.

The Company’s methodology to identify potential impairments requires professional judgment. There are inherent risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write-downs in future periods for impairments that are deemed other-than-temporary.

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

We recorded $5.2 million, $6.6 million and $15.9 million of other-than-temporary impairment losses in 2006, 2005 and 2004, respectively, primarily related to other asset-backed securities, collateralized mortgage obligations and structured notes held in our investment portfolio. During 2006, 2005 and 2004, we received $10.5 million, $12.6 million and $1.9 million in cash recoveries on previously impaired securities. At December 31, 2006, 2005, and 2004, our investment portfolio has unrealized losses of $43.1 million, $45.2 million and $19.4 million, respectively. Adverse changes in estimated cash flows in the future could result in impairment losses to the extent that the recorded value of such investments exceeds fair value for a period deemed to be other-than-temporary.

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

At December 31, 2006, MoneyGram has $11.3 million of unrealized losses on derivative financial instruments recorded in accumulated other comprehensive income. While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions are no longer probable of occurring or did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, requires annual impairment testing of goodwill based on the estimated fair value of MoneyGram’s reporting units. The fair value of MoneyGram’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal forecasts and operating plans.

The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts, and industry trends and conditions. We did not recognize any impairment charges for goodwill in the years presented.

Pension obligations — On December 31, 2006, MoneyGram adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires recognition of the funded status of pension plans in the balance sheet. Unrecognized prior service costs and gains and losses are recorded to accumulated other comprehensive income.

MoneyGram provides defined benefit pension plan coverage to certain employees of MoneyGram, as well as former employees of Viad and of sold operations of Viad. Pension benefits and the related expense (income) are based upon actuarial assumptions regarding mortality, discount rates, long-term return on assets and other factors.

MoneyGram’s discount rate used in determining future pension obligations is measured on November 30 (“measurement date”) and is based on rates determined by actuarial analysis and management review. Following are the assumptions used to measure the projected benefit obligation as of December 31, and the net periodic benefit cost for the year ended December 31:

	2006	2005	2004

Net periodic benefit cost:
Discount rate	5.90%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.75%
Rate of compensation increase	5.75%	4.50%	4.50%
Projected benefit obligation:
Discount rate	5.70%	5.90%	6.00%
Rate of compensation increase	5.75%	5.75%	4.50%

MoneyGram’s pension expense for 2006, 2005 and 2004 was $9.5 million, $9.4 million and $9.0 million, respectively. Pension expense is calculated in part based upon the actuarial assumptions shown above. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities.

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed for reasonableness and appropriateness. Our pension plan investment strategy is reviewed annually and is based upon plan liabilities, an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. MoneyGram’s asset allocation at December 31, 2006 consists of approximately 59 percent in large capitalization and international equity stock funds, approximately 38 percent in fixed income securities such as global bond funds and corporate obligations, approximately 3 percent in a real estate limited partnership interest and less than 1 percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Some of these assumptions require significant management judgment and could have a material impact on the measurement of our pension obligation. Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in MoneyGram’s pension plans. The discount rates used to determine benefit obligation and pension expense are reviewed on an annual basis. Lowering the discount rate by 50 basis points would have increased 2006 pension expense by $0.7 million, while increasing the discount rate by 50 basis points would have decreased 2006 pension expense by $0.7 million.

MoneyGram’s pension assets are primarily invested in marketable securities that have readily determinable current market values. MoneyGram’s investments are rebalanced regularly to stay within the investment guidelines. MoneyGram reviews the expected rate of return in connection with significant changes in the pension asset allocation, the investing strategy or in inflation and interest rates. The actual rate of return on average pension assets in 2006 was 11.3 percent, as compared to the expected rate of return of 8.0 percent. As the expected rate of return is a long-term assumption and the widely accepted capital market principle is that assets with higher volatility generate greater long-term returns, we do not believe that the actual return for one year is significantly different from the expected return used to determine the benefit obligation. Changing the expected rate of return by 50 basis points would have increased/decreased 2006 pension expense by $0.6 million.

See Note 2 to the Consolidated Financial Statements for further information on key accounting policies for MoneyGram.

Recent Accounting Developments

Recent accounting developments are set forth in Note 2 of the Notes to the Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Annual Report on Form 10-K, including those described below and under Item 1A entitled “Risk Factors,” and in the documents incorporated by reference herein. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise.

•	Agent Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology, delivery methods and product and service offerings and we may invest in new products or services that are not successful.

•	Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer transactions through agents in regions that are politically volatile and/or, in a limited number of cases, are subject to certain OFAC restrictions could cause contravention of U.S. law or regulations, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. If we face system interruptions and system failures due to defects in our software, development delays and installation difficulties, or we suffer a material security breach of our systems, our business could be harmed.

•	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

•	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

•	Third Party Fraud. Fraudulent activity using our services could lead to reputational damage to our brand and could reduce the use and acceptance of our services.

•	Litigation or Investigations. Our business and results of operations may be materially adversely affected by lawsuits or investigations which could result in material settlements, fines or penalties.

•	Investment Portfolio Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio.

•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments and commissions paid to financial institution customers.

•	Market Value of Securities. Material changes in the market value of securities we hold may materially adversely affect our results of operation and financial condition.

•	New Retail Locations and Acquisitions. Opening new Company owned retail locations and/or acquiring businesses may cause a diversion of capital and management’s attention from our core business and subjects us to new risks.

•	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

•	Liquidity. Material changes in our need for and the availability of liquid assets may affect our ability to meet our payment service obligations and may materially adversely affect our results of operation and financial condition.

•	Banking Relationships. Inability by us or our agents to maintain existing or establish new banking relationships could adversely affect our business, results of operations and our financial condition.

•	International. Our business and results of operations may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

•	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change in control of our Company.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2006 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2006, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting is provided on page F-2 of this Annual Report on Form 10-K. The attestation report of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, regarding the Company’s internal control over financial reporting is provided on page F-3 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1: Election of Directors,” “Board of Directors and Governance,” “Security Ownership of Certain Beneficial Owners,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein entitled “Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “2006 Director Compensation” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

The following table provides information about our common stock that may be issued as of December 31, 2006 under our 2004 Omnibus Incentive Plan and our 2005 Omnibus Incentive Plan, which are our only existing equity compensation plans. The 2004 Omnibus Incentive Plan was approved by Viad, as our sole stockholder, prior to the spin-off, and our 2005 Omnibus Incentive Plan was approved by our stockholders at the annual meeting in May 2005. No further awards can be made pursuant to the 2004 Omnibus Incentive Plan following stockholder approval of the 2005 Omnibus Incentive Plan.

Number of securities
remaining available
	Number of securities		Weighted average	for future issuance
	to be issued upon		exercise price of	under equity
	exercise of		outstanding	compensation plans
	outstanding options,		options, warrants	(excluding securities
	warrants and rights		and rights	reflected in column(a))

	(a)		(b)	(c)

Equity compensation plans approved by security holders	4,099,514	(1)	$19.52	6,934,956	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	4,099,514	(1)	$19.52	6,934,956	(2)

(1)	Column (a) does not include any restricted stock awards that have been issued under the 2004 Omnibus Incentive Plan or any stock units granted under any deferred compensation plan. At December 31, 2006,

322,998 shares of restricted stock granted under the 2004 Omnibus Incentive Plan and the 2005 Omnibus Incentive Plan were outstanding.

(2)	Securities remaining available for future issuance under equity compensation plans may be issued in any combination of securities, including options, rights, restricted stock, dividend equivalents and unrestricted stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section entitled “Board of Directors and Governance” under the captions “Director Independence,” “Policy and Procedures Regarding Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

MoneyGram International, Inc. (Registrant)

Date: March 1, 2007	By: /s/ Philip W. Milne Philip W. Milne Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

/s/ Philip W. Milne Philip W. Milne	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Parrin David J. Parrin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jean C. Benson Jean C. Benson	Vice President and Controller (Principal Accounting Officer)

* Monte E. Ford	Director

* Jess Hay	Director

* Judith K. Hofer	Director

* Donald E. Kiernan	Director

* Robert C. Krueger	Director

* Othón Ruiz Montemayor	Director

* Linda Johnson Rice	Director

* Douglas L. Rock	Director

* Albert M. Teplin	Director

* Timothy R. Wallace	Director

/s/ Teresa H. Johnson Teresa H. Johnson *As attorney-in-fact	Executive Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1		Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.2		Bylaws of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.1		Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2		Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent (Incorporated by reference from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.3		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.1		Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2		Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants are made under this plan — see Exhibit 10.4 below).
†10	.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005).
†10	.5	Form of Amended and Restated Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10	.6	MoneyGram International, Inc. Amended and Restated Management and Line of Business Incentive Plan (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on February 21, 2007).
†10	.7	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.8	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.9	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.10	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as Amended and Restated February 15, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on February 21, 2007).
†10	.11	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated effective November 16, 2006 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed December 7, 2006).
†10	.12	MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.13	MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

Exhibit
Number		Description

†10	.14	MoneyGram Supplemental Pension Plan, as amended and restated effective November 16, 2006 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on December 7, 2006).
†10	.15	MoneyGram International, Inc. Supplemental Profit Sharing Plan (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on August 23, 2005). (The plan listed in Exhibit 10.11 above is the successor plan to this plan).
†10	.16	MoneyGram International, Inc. Supplemental Profit Sharing Plan (2005 Statement) (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005). (The plan listed in Exhibit 10.11 above is the successor plan to this plan).
†10	.17	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.18	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.19		$350,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2005, with the lenders named in the agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, and KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
10.20		MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.21	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants made under this agreement — see Exhibit 10.31 below).
†10	.22	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004) (no additional grants made under this agreement — see Exhibit 10.34 below).
†10	.23	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.24	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants made under this agreement — see Exhibit 10.35 below).
†10	.25	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants made under this agreement — see Exhibit 10.37 below).
†10	.26	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants made under this agreement — see Exhibit 10.29 below).
†10	.27	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005) (no additional grants made under this agreement — see Exhibit 10.31 below).
†10	.28	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 23, 2005) (no additional grants made under this agreement — see Exhibit 10.37 below).

Exhibit
Number		Description

†10	.29	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.30	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (US Version) (Incorporated by reference from Exhibit 99.06 to Registrant’s Current Report on Form 8-K filed on August 23, 2005) (no additional grants made under this agreement — see Exhibit 10.35 below).
†10	.31	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement (US Version) (Incorporated by reference from Exhibit 99.07 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.32	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (UK Version) (Incorporated by reference from Exhibit 99.08 to Registrant’s Current Report on Form 8-K filed on August 23, 2005) (no additional grants made under this agreement — see Exhibit 10.36 below).
†10	.33	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement (UK Version) (Incorporated by reference from Exhibit 99.09 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.34	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (US Version) (Incorporated by reference from Exhibit 10.40 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.35	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.36	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.37	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors. (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.38	Employment Agreement, dated August 19, 2005, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.39	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., adopted December 17, 2004 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2004).
†10	.40	MoneyGram International, Inc. Performance Unit Incentive Plan (Incorporated by reference from Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.41	First Amendment to MoneyGram International, Inc. Performance Unit Incentive Plan, as adopted May 10, 2005 (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on September 8, 2006).
†10	.42	Summary of Compensation for Non-Management Directors (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on February 21, 2007).
10.43		Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.44		First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
10.45		The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
*21		Subsidiaries of the Registrant

Exhibit
Number		Description

*23		Consent of Deloitte & Touche LLP
*24		Power of Attorney
*31	.1	Section 302 Certification of Chief Executive Officer
*31	.2	Section 302 Certification of Chief Financial Officer
*32	.1	Section 906 Certification of Chief Executive Officer
*32	.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

MoneyGram International, Inc.

Annual Report on Form 10-K
Items 8 and 15(a)

Index to Financial Statements

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and management’s assessment of the design and effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Philip W. Milne	/s/ David J. Parrin
Philip W. Milne Chairman, President and Chief Executive Officer	David J. Parrin Executive Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited management’s assessment, included in the accompanying Management’s Responsibility Statement, that MoneyGram International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated February 28, 2007, expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Minneapolis, Minnesota
February 28, 2007

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2006	2005

(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	973,931	698,691
Receivables (substantially restricted)	1,758,682	1,425,622
Trading investments (substantially restricted)	145,500	167,700
Available for sale investments (substantially restricted)	5,690,600	6,233,333
Property and equipment	148,849	105,545
Deferred tax assets	11,677	37,477
Derivative financial instruments	24,191	28,743
Intangible assets	15,453	13,248
Goodwill	421,316	404,270
Other assets	85,938	60,535

Total assets	$9,276,137	$9,175,164

LIABILITIES
Payment service obligations	$8,209,789	$8,159,309
Debt	150,000	150,000
Derivative financial instruments	3,490	5,055
Pension and other postretirement benefits	103,947	105,485
Accounts payable and other liabilities	139,848	131,186

Total liabilities	8,607,074	8,551,035
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	71,900	80,038
Retained income	723,106	613,497
Unearned employee benefits	(17,185)	(25,401)
Accumulated other comprehensive (loss) income	(6,292)	11,825
Treasury stock: 4,285,783 and 2,701,163 shares in 2006 and 2005	(103,352)	(56,716)

Total stockholders’ equity	669,063	624,129

Total liabilities and stockholders’ equity	$9,276,137	$9,175,164

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$766,881	$606,956	$500,940
Investment revenue	395,489	367,989	315,983
Net securities (losses) gains	(2,811)	(3,709)	9,607

Total revenue	1,159,559	971,236	826,530
Fee commissions expense	314,418	231,209	183,561
Investment commissions expense	249,241	239,263	219,912

Total commissions expense	563,659	470,472	403,473

Net revenue	595,900	500,764	423,057

EXPENSES
Compensation and benefits	172,264	132,715	126,641
Transaction and operations support	164,122	150,038	120,767
Depreciation and amortization	38,978	32,465	29,567
Occupancy, equipment and supplies	35,835	31,562	30,828
Interest expense	7,928	7,608	5,573
Debt tender and redemption costs	—	—	20,661

Total expenses	419,127	354,388	334,037

Income from continuing operations before income taxes	176,773	146,376	89,020
Income tax expense	52,719	34,170	23,891

Income from continuing operations	124,054	112,206	65,129
Income and gain from discontinued operations, net of tax	—	740	21,283

NET INCOME	$124,054	$112,946	$86,412

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.47	$1.32	$0.75
Income from discontinued operations, net of tax	—	0.01	0.24

Earnings per common share	$1.47	$1.33	$0.99

Average outstanding common shares	84,294	84,675	86,916

DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.45	$1.30	$0.75
Income from discontinued operations, net of tax	—	0.01	0.24

Earnings per common share	$1.45	$1.31	$0.99

Average outstanding and potentially dilutive common shares	85,818	85,970	87,330

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands)

NET INCOME	$124,054	$112,946	$86,412
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized losses on available-for-sale securities:
Net holding losses arising during the period, net of tax (benefit) of ($9,453), ($38,710) and ($66)	(15,423)	(63,159)	(110)
Reclassification adjustment for net realized gains (losses) included in net income, net of tax expense (benefit) of $1,068, $1,409 and ($3,603)	1,742	2,299	(6,005)

	(13,681)	(60,860)	(6,115)

Net unrealized (losses) gains on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $4,788, $47,488 and $84,541	7,812	77,481	140,902
Reclassifications from other comprehensive income to net income, net of tax (benefit) expense of ($6,201), ($15,815) and ($43,475)	(10,118)	(25,803)	(72,457)

	(2,306)	51,678	68,445

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $2,326, ($2,530) and $1,085	3,794	(4,127)	1,807
Minimum pension liability adjustment, net of tax expense (benefit) of $2,021, ($342) and ($1,943)	3,297	(557)	(3,238)

Other comprehensive (loss) income	(8,896)	(13,866)	60,899

COMPREHENSIVE INCOME	$115,158	$99,080	$147,311

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2006	2005	2004

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,054	$112,946	$86,412
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net earnings in discontinued operations	—	(740)	(21,283)
Depreciation and amortization	38,978	32,465	29,567
Investment impairment charges	5,238	6,552	15,932
Provision for deferred income taxes	33,155	2,880	6,282
Net gain on sale of investments	(2,427)	(2,844)	(25,539)
Debt redemption and retirement costs	—	—	20,661
Net amortization of investment premiums and discounts	(8,208)	7,645	19,070
Asset impairments and adjustments	893	—	6,590
Provision for uncollectible receivables	3,931	12,935	6,422
Other non-cash items, net	3,051	(6,414)	4,782
Changes in foreign currency translation adjustments	3,795	(4,127)	1,807
Change in other assets	(10,573)	(3,201)	27,381
Change in accounts payable and other liabilities	(25,348)	23,127	(5,522)

Total adjustments	42,485	68,278	86,150
Change in cash and cash equivalents (substantially restricted)	(261,725)	(84,817)	308,587
Change in trading investments, net (substantially restricted)	22,200	153,100	(232,650)
Change in receivables, net (substantially restricted)	(335,509)	(666,282)	(22,654)
Change in payment service obligations	38,489	518,728	219,100

Net cash (used in) provided by continuing operating activities	(370,006)	101,953	444,945
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	425,236	486,905	939,935
Proceeds from maturities of investments classified as available-for-sale	798,224	978,554	1,798,767
Purchases of investments classified as available-for-sale	(707,452)	(1,471,558)	(2,985,305)
Purchases of property and equipment	(81,033)	(47,359)	(29,589)
Cash paid for acquisitions	(7,311)	(8,535)	—
Proceeds from the sale of Game Financial Corporation, net of cash sold	—	—	15,247
Other investing activities	—	(700)	428

Net cash provided by (used in) investing activities	427,664	(62,693)	(260,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	—	(205,182)
Proceeds from debt	—	—	100,000
Net change in revolver	—	—	50,000
Proceeds and tax benefit from exercise of stock options	24,643	16,798	3,264
Preferred stock redemption	—	—	(23,895)
Purchase of treasury stock	(67,856)	(50,000)	(16,181)
Cash dividends paid	(14,445)	(6,058)	(17,408)

Net cash used in financing activities	(57,658)	(39,260)	(109,402)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	360,816
Investing cash flows	—	—	(6,730)
Financing cash flows	—	—	(462,944)

Net cash used in discontinued operations	—	—	(108,858)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(33,832)
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	33,832

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except share data)	Stock	Capital	Income	and Other	(Loss) Income	Treasury	Total

December 31, 2003	$149,610	$218,783	$863,944	$(35,442)	$(35,208)	$(292,904)	$868,783
Spin off from Viad Corp	(148,724)	(139,051)	(426,556)			287,775	(426,556)
Net income			86,412				86,412
Dividends ($0.20 per share)			(17,409)				(17,409)
Employee benefit plans		101		4,405		4,519	9,025
Treasury shares acquired						(16,181)	(16,181)
Unrealized foreign currency translation adjustment					1,807		1,807
Unrealized loss on available-for-sale securities					(6,115)		(6,115)
Unrealized gain on derivative financial instruments					68,445		68,445
Minimum pension liability					(3,238)		(3,238)
Other, net			218				218

December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			112,946				112,946
Dividends ($0.07 per share)			(6,058)				(6,058)
Employee benefit plans		205		5,636		10,075	15,916
Treasury shares acquired						(50,000)	(50,000)
Unrealized foreign currency translation adjustment					(4,127)		(4,127)
Unrealized loss on available-for-sale securities					(60,860)		(60,860)
Unrealized gain on derivative financial instruments					51,678		51,678
Minimum pension liability					(557)		(557)

December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income			124,054				124,054
Dividends ($0.17 per share)			(14,445)				(14,445)
Employee benefit plans		(8,138)		8,216		21,220	21,298
Treasury shares acquired						(67,856)	(67,856)
Unrealized foreign currency translation adjustment					3,794		3,794
Unrealized loss on available-for-sale securities					(13,681)		(13,681)
Unrealized loss on derivative financial instruments					(2,306)		(2,306)
Minimum pension liability					3,297		3,297
Adjustment to initially apply FASB Statement No. 158					(9,221)		(9,221)

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of the Business

MoneyGram International, Inc. offers products and services including global money transfers, bill payment services, issuance and processing of money orders, processing of official checks and share drafts, controlled disbursement processing and routine bill payment service. These products and services are offered to consumers and businesses through a network of agents and financial institution customers located around the world.

On December 18, 2003, MoneyGram International, Inc. (“MoneyGram”) was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders. On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Stockholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date of June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. See Note 3 regarding the spin-off transaction and resulting discontinued operations of Viad. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc. (“MPSI”), with MPSI remaining as the surviving corporation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

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

Consolidation of Special Purpose Entities — We participate in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. The Company has determined that these special purpose entities (“SPE”) meet the definition of a variable interest entity under Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, and must be included in our consolidated financial statements. Working in cooperation with certain financial institutions, we have established separate consolidated entities (special-purpose entities) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. We remain liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or to replace us as the administrator of the SPE. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings, and result in loss of the client or other customers or prospects. We offer the SPE to certain financial institution clients as a benefit unique in the payment services industry.

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

Reclassifications — Certain reclassifications have been made to prior period financial statements to conform to the current presentation. Auction rate securities of $167.7 million and $320.8 million at December 31, 2005 and 2004 were reclassified from cash and cash equivalents to trading investments. Repurchase liabilities of $100.0 million at December 31, 2005 were reclassified from receivables to payment service obligations; there were no repurchase liabilities at December 31, 2004. These reclassifications were not material, individually or in the aggregate, and had no impact on net income, net cash flows provided by (used in) continuing operating activities or stockholders’ equity as previously reported.

Cash and Cash Equivalents, Receivables and Investments — We generate funds from the sale of money orders, official checks (including cashier’s checks, teller checks, and agent checks) and other payment instruments, all of which are classified as “Payment service obligations” in the Consolidated Balance Sheets. The proceeds are invested in cash and cash equivalents and investments until needed to satisfy the liability to pay the face amount of the payment service obligations upon presentment.

Cash and Cash Equivalents (substantially restricted) — We consider cash on hand and all highly liquid debt instruments purchased with original maturities of three months or less, which we do not intend to rollover, to be cash and cash equivalents.

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

We sell an undivided percentage ownership interest in certain of these receivables, primarily receivables from our money order agents. The sale is recorded in accordance with SFAS No. 140. Upon sale, we remove the sold agent receivables from the Consolidated Balance Sheets as we have surrendered control over those receivables.

Investments (substantially restricted) — The Company’s available-for-sale investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Trading investments consist of auction rate securities. Investments are held in custody with major financial institutions.

The Company classifies securities as trading or available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statement of Income. Securities held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as securities available-for-sale. These securities are recorded at fair value, with the net after-

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax unrealized gain or loss recorded as a separate component of stockholders’ equity. The Company has no securities classified as held-to-maturity.

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

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115, EITF Issue No. 99-20 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. Securities that we deem to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on a security by security basis. We consider a wide range of factors about the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. We evaluate mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value. Any impairment charges are included in the Consolidated Statement of Income under “Net securities gains and losses.” If a security is deemed to not be impaired under EITF 99-20, it is further analyzed under SFAS 115.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(Amounts in thousands)	2006	2005

Cash and cash equivalents	$973,931	$698,691
Receivables, net	1,758,682	1,425,622
Trading investments	145,500	167,700
Available for sale investments	5,690,600	6,233,333

	8,568,713	8,525,346
Amounts restricted to cover payment service obligations	(8,209,789)	(8,159,309)

Unrestricted assets	$358,924	$366,037

Payment Service Obligations — Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; amounts owed under our sale of receivables program for collections on sold receivables; amounts owed to investment brokers for purchased securities or reverse repurchase agreements; and unclaimed property owed to various states. These obligations are recognized by the Company at the time the underlying transactions occur.

Derivative Financial Instruments — We recognize derivative instruments as either assets or liabilities on the Consolidated Balance Sheet and measure those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

For a derivative instrument designated as a fair value hedge, we recognize the gain or loss in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative instrument designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive (loss) income” in the Consolidated Statement of Stockholders’ Equity and subsequently reclassify the net gain or loss into earnings when the hedged exposure affects earnings. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item.

The Company evaluates hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Derivatives designated as fair value hedges are generally evaluated for effectiveness using the short-cut method. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities gains and losses” component in the Consolidated Statements of Income. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of Income.

Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged.

We do not use derivative instruments for trading or speculative purposes and we limit our exposure to individual counterparties to manage credit risk.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Losses on Receivables — The Company provides an allowance for potential losses from receivables from agents and financial institutions. The allowance is determined based on known delinquent accounts and historical trends. Receivables are generally considered past due two days after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectibility and possible write-off by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses:

(Amounts in thousands)	2006	2005	2004

Beginning balance at January 1,	$13,819	$7,930	$6,968
Charged to expense	3,931	12,935	6,422
Write-offs, net of recoveries	(10,926)	(7,046)	(5,460)

Ending balance at December 31,	$6,824	$13,819	$7,930

Property and Equipment — Property and equipment includes office equipment, software and hardware and leasehold improvements and is stated at cost, net of accumulated depreciation. Property and equipment is depreciated using a straight-line method over the assets’ estimated useful lives. Estimated useful lives by major asset category are generally as follows:

Office furniture and equipment	Lesser of the lease term or 7 years
Leasehold improvements	Lesser of the lease term or 7 years
Agent equipment	3 years
Computer hardware and software	3 years

The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements and the resulting gain or loss, if any, is recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of Income.

For the years ended December 31, 2006 and 2005, we capitalized $14.8 million, and $12.3 million, respectively, of software development costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2006 and 2005, there is $39.9 million and $35.4 million, respectively, of unamortized computer software costs included in property and equipment.

Prior to 2005, lease incentives received upon entering into certain leases for buildings (tenant allowances) were classified as a reduction to property and equipment. In the fourth quarter of 2005, tenant allowances were reclassified from property and equipment to deferred rent, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the useful life of the leasehold improvement or the term of the lease. See Note 15 for further discussion.

Intangible Assets and Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. Intangible assets are recorded at cost. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing on an annual basis and whenever there is an impairment indicator. Intangible assets with finite lives are amortized using a straight- line method over their respective useful lives of four to fifteen years for customer lists, 36 to 40 years for trademarks and 15 years for patents. Intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year. Nonvested restricted stock carries dividends and voting rights and is not included in the weighted average number of common shares outstanding used to compute basic earnings per share. Diluted earnings per share are based on the weighted-average number of common shares outstanding plus net incremental shares arising out of employee stock compensation plans. The earnings amounts used for per-share calculations are the same for both the basic and diluted methods. The following is a reconciliation of the weighted-average share amounts used in calculating earnings per share:

(Amounts in thousands)	2006	2005	2004

Basic common shares outstanding	84,294	84,675	86,916
Incremental shares from stock-based compensation plans	1,524	1,295	414

Diluted common shares outstanding	85,818	85,970	87,330

Stock options excluded from the computation	2	403	2,778

Options with an exercise price greater than the average market price of the common stock or that have an anti-dilutive effect on the computation are excluded from the calculation of diluted earnings per share.

As the Company’s common stock was not issued until June 30, 2004, the weighted average number of common shares outstanding for the first half of 2004 represents Viad’s historical weighted average number of common shares outstanding.

Stock Based Compensation — Through 2004, the Company accounted for stock option grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This method defines compensation cost for stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. As our stock option plans require the employee to pay an amount equal to the market price on the date of grant, no compensation expense was recognized under APB 25. Performance-based stock and restricted stock awards were accounted for using the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, performance-based stock and restricted stock awards were valued at the quoted market price of the Company’s stock at the date of grant and expensed using the straight-line method over the vesting or service period of the award.

Effective January 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective method. Under SFAS No. 123R, all share-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Expense is recognized using the straight-line method.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires that an entity apply the retrospective method in reporting a change in an accounting principle or the reporting entity. The standard only allows for a change in accounting principle if it is required by a newly issued accounting pronouncement or the entity can justify the use of an allowable alternative accounting principle on the basis that it is preferable. This statement also requires that corrections for errors discovered in prior period financial statements be reported as a prior period adjustment by restating the prior period financial statements. Additional disclosures are required when a change in accounting principle or reporting entity occurs, as well as when a correction for an error is reported. The statement is effective for the Company for fiscal 2006. The adoption of this SFAS did not have a material impact to the Company’s consolidated financial statements.

In January 2006, the FASB issued FASB Staff Position (“FSP”) No. 45-3, Application of FASB Interpretation No. 45 (“FIN 45”) to Minimum Revenue Guarantees Granted to a Business or Its Owners. This FSP amends FIN 45 to include guarantees granted to a business that its revenue for a specified period of time will be at least a specified amount. FIN 45 requires that a company record an obligation at the inception of a guarantee equal to the fair value of the guarantee, as well as disclose certain information relating to the guarantee. The FSP is applicable for minimum revenue guarantees issued or modified by the Company on or after January 1, 2006, with no revision or restatement to the accounting treatment of such guarantees issued prior to the adoption date allowed. The disclosure requirements of FIN 45 will be applicable to all outstanding minimum revenue guarantees. The Company has adopted FSP No. 45-3 effective January 1, 2006 with no impact to the Company’s consolidated financial statements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permit companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Currently, hybrid instruments are required to be separated into two instruments, a derivative and host. Generally, the derivative instrument is recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The standard also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. SFAS No. 155 is applicable to all financial instruments acquired, issued or subject to a remeasurement event effective January 1, 2007 for MoneyGram. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. This standard requires the recognition of the funded status of a pension or postretirement plan in the balance sheet as an asset or liability. Unrecognized prior service cost and gains and losses are recorded to accumulated other comprehensive income. SFAS 158 does not change previous guidance for income statement recognition. The standard requires the plan assets and benefit obligations to be measured as of the annual balance sheet date of the Company. Prospective application of this standard is required. The Company adopted the recognition and disclosure provisions of SFAS 158 at December 31, 2006. The adoption of SFAS 158 increased pension and postretirement liabilities by $14.1 million, deferred tax asset by $6.5 million and other comprehensive income by $9.2 million and decreased intangible assets by $1.6 million. The change in measurement date is effective for the Company’s 2008 year-end.

In September 2006, the SEC issued SAB 108, which expresses the SEC staff’s view regarding the process of quantifying financial statement misstatements. The SAB provides for a one-time cumulative effect transition adjustment to correct for misstatements that are now considered material as a result of implementing SAB 108. The Company adopted SAB 108 effective December 31, 2006 with no impact to the Company’s consolidated financial statements.

In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”), which relates to SFAS No. 155. SFAS No. 155 requires the evaluation of interest in securitized financial assets to identify interests that are derivatives. DIG B40 provides the circumstances in which a securitized interest in prepayable financial assets would not be subject to the SFAS No. 155 requirement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for MoneyGram on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Note 3.	Acquisitions and Discontinued Operations

Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express, the Company’s former super agent in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.

MoneyGram acquired Money Express for $15.0 million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company is in the process of finalizing the valuation of intangible assets, among other items from this acquisition, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.2 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from 3 to 5 years. Preliminary goodwill of $17.0 million was recorded and assigned to our Global Funds Transfer segment.

The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statement of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheet or Consolidated Statement of Income.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACH Commerce — On April 29, 2005, the Company acquired substantially all of the assets of ACH Commerce L.L.C., an automated clearing house payment processor, for a purchase price of $8.5 million. The acquisition provides the Company with the technology and systems platform to expand its line of payment services. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or the Consolidated Statements of Income.

Viad Corp — MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes. The continuing business of Viad is referred to as “New Viad.” The spin off of New Viad was accounted for pursuant to APB Opinion No. 29, Accounting for Nonmonetary Transactions, and was based upon the recorded amounts of the net assets divested. On June 30, 2004, the Company charged the historical cost carrying amount of the net assets of New Viad of $426.6 million directly to equity as a dividend. As a result, New Viad’s results of operations (with certain adjustments) are included in the Consolidated Statement of Income in “Income and gain from discontinued operations” in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Also included in “Income and gain from discontinued operations” in the Consolidated Statement of Income for 2004 is a charge for spin-off related costs of $14.6 million relating primarily to legal and consulting costs. The results of operations of Viad included in “Income and gain from discontinued operations” in the Consolidated Statement of Income include the following:

(Amounts in thousands)	2006	2005	2004

Revenue	$—	$—	$414,933
Earnings before income taxes	—	—	13,495
Income from discontinued operations	—	—	8,233

As part of the transaction, the Company entered into several agreements with Viad for the purpose of governing the relationship. A Separation and Distribution Agreement provides for the principal corporate transactions required to effect the separation of MoneyGram from Viad and the spin-off and other matters governing the relationship between New Viad and MoneyGram following the spin-off. The Employee Benefits Agreement provides for the allocation of employees, employee benefit plans and associated liabilities and related assets between Viad and MoneyGram. The Interim Services Agreement provides for services to be provided by Viad for MoneyGram on an interim basis. The Tax Sharing Agreement provides for the allocation of federal, state, and foreign tax liabilities for all periods through the Distribution Date. On July 1, 2005, the Company notified Viad of our termination of certain services under the Interim Services Agreement effective on September 28, 2005. On December 22, 2005, we notified Viad of our termination of substantially all of the remaining services under the Interim Services Agreement effective in the second quarter of 2006. During 2006, 2005 and 2004, expenses totaling $0.3 million, $1.4 million and $0.8 million, respectively, were recognized in connection with this agreement.

In January 2005, the Company acquired a 50 percent interest in a corporate aircraft owned by Viad at a cost of $8.6 million. The Company paid 50 percent of all fixed costs associated with this asset and was responsible for the variable costs associated with its direct usage of the asset. In January 2006, the Company acquired the remaining 50 percent interest in the corporate aircraft at a cost of $10.0 million.

Game Financial Corporation — During the first quarter of 2004, the Company completed the sale of a subsidiary, Game Financial Corporation (“Game Financial”), for approximately $43.0 million in cash, resulting in net cash received of $15.2 million. Game Financial provides cash access services to casinos and gaming establishments throughout the United States and was part of our Payment Systems segment. As a result of the sale, the Company recorded a gain of approximately $18.9 million ($11.4 million after-tax) in 2004. In addition, the Company recorded a gain of $1.1 million (net of taxes) in 2004 as a result of the settlement of a lawsuit brought by Game Financial. In 2005, the Company recorded a gain of $0.7 million (net of taxes) due to the partial resolution of contingencies relating to the sale of Game Financial. The Company has a $4.8 million liability recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets in connection with a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial with one casino.

In accordance with SFAS No. 144, the results of operations of Game Financial and the gain on the disposal of Game Financial have been reflected as components of discontinued operations. All prior periods in the historical Consolidated

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income have therefore been restated. The results of operations of Game Financial, included in “Income and gain from discontinued operations” include the following:

(Amounts in thousands)	2006	2005	2004

Revenue	$—	$—	$10,668
Earnings before income taxes	—	—	852
Gain on disposition	—	740	11,417
Income and gain from discontinued operations	—	740	13,050

Note 4.	Investments (Substantially Restricted)

The amortized cost and fair value of available-for-sale investments are as follows at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$765,525	$25,006	$(490)	$790,041
Commercial mortgage-backed securities	585,611	6,659	(2,148)	590,122
Residential mortgage-backed securities	1,623,220	3,876	(23,219)	1,603,877
Other asset-backed securities	1,992,164	36,920	(7,839)	2,021,245
U.S. government agencies	342,749	2,564	(6,589)	338,724
Corporate debt securities	311,465	7,745	(470)	318,740
Preferred and common stock	30,175	13	(2,337)	27,851

Total	$5,650,909	$82,783	$(43,092)	$5,690,600

The amortized cost and fair value of available-for-sale investments are as follows at December 31, 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$836,419	$35,610	$(529)	$871,500
Commercial mortgage-backed securities	691,604	10,297	(2,235)	699,666
Residential mortgage-backed securities	1,894,227	5,024	(20,800)	1,878,451
Other asset-backed securities	1,963,047	38,340	(10,885)	1,990,502
U.S. government agencies	360,236	5,641	(5,274)	360,603
Corporate debt securities	395,869	11,830	(2,266)	405,433
Preferred and common stock	30,175	217	(3,214)	27,178

Total	$6,171,577	$106,959	$(45,203)	$6,233,333

At December 31, 2006 and 2005, no investments were classified as held-to-maturity. Trading investments have contractual maturities ranging from the year 2029 to 2049, with auction dates typically 28 days after the date the Company purchases the security. The amortized cost and market value of available-for-sale investments at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair
(Amounts in thousands)	Cost	Value

In one year or less	$31,086	$31,209
After one year through five years	555,250	563,596
After five years through ten years	531,469	543,766
After ten years	301,934	308,934
Mortgage-backed and other asset-backed securities	4,200,995	4,215,244
Preferred and common stock	30,175	27,851

Total	$5,650,909	$5,690,600

At December 31, 2006 and 2005, net unrealized gains of $39.7 million ($24.6 million net of tax) and $61.8 million ($38.3 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive income (loss).” During 2006, 2005 and 2004, gains (losses) of $1.7 million, $2.3 million and $(6.0) million, respectively, were reclassified from “Accumulated other comprehensive income (loss)” to earnings in connection with the sale of the underlying securities.

Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows for the year ended December 31:

(Amounts in thousands)	2006	2005	2004

Gross realized gains	$5,080	$7,378	$31,903
Gross realized losses	(2,653)	(4,535)	(6,364)
Other-than-temporary impairments	(5,238)	(6,552)	(15,932)

Net securities (losses) gains	$(2,811)	$(3,709)	$9,607

Impairments in 2006 related to investments backed by automobile, aircraft, manufactured housing, bank loans and insurance securities collateral. Impairments in 2005 and 2004 related primarily to investments backed by aircraft and manufactured housing collateral. Net securities gains in 2004 included a large gain from the early pay off of a security held in the investment portfolio.

At December 31, 2006, the available-for-sale investments had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
(Amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$22,467	$(180)	$25,075	$(310)	$47,542	$(490)
Commercial mortgage-backed securities	97,747	(812)	110,859	(1,336)	208,606	(2,148)
Residential mortgage-backed securities	173,179	(653)	1,213,278	(22,566)	1,386,457	(23,219)
Other asset-backed securities	292,742	(2,066)	318,944	(5,773)	611,686	(7,839)
U.S. government agencies	—	—	321,117	(6,589)	321,117	(6,589)
Corporate debt securities	6,306	(7)	60,832	(463)	67,138	(470)
Preferred and common stock	5,663	(45)	12,173	(2,292)	17,836	(2,337)

Total	$598,104	$(3,763)	$2,062,278	$(39,329)	$2,660,382	$(43,092)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the available-for-sale investments had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
(Amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$62,783	$(529)	$—	$—	$62,783	$(529)
Commercial mortgage-backed securities	209,056	(1,572)	33,770	(663)	242,826	(2,235)
Residential mortgage-backed securities	1,081,400	(13,105)	375,400	(7,695)	1,456,800	(20,800)
Other asset-backed securities	656,313	(10,086)	75,813	(799)	732,126	(10,885)
U.S. government agencies	241,994	(3,327)	80,452	(1,947)	322,446	(5,274)
Corporate debt securities	104,438	(1,847)	30,719	(419)	135,157	(2,266)
Preferred and common stock	9,960	(40)	11,290	(3,174)	21,250	(3,214)

Total	$2,365,944	$(30,506)	$607,444	$(14,697)	$2,973,388	$(45,203)

The Company has determined that the unrealized losses reflected above represent temporary impairments. One hundred and eighty-eight and 61 securities had unrealized losses for more than 12 months as of December 31, 2006 and 2005, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at December 31, 2006 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.

Of the $43.1 million of unrealized losses at December 31, 2006, $0.1 million relates to one asset-backed security and one investment grade security, which each have an unrealized loss greater than 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near and long-term prospects of the issuer and deemed to be temporarily impaired. The remaining $43.0 million relates to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $43.0 million, $26.3 million relates to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $16.7 million is comprised of $6.6 million of U.S. government agency fixed income securities, $7.8 million of asset backed-backed securities and $2.3 million of preferred securities.

In July 2006, the Company sold securities with a fair value of $259.7 million to one party (the “acquiring party”) for a gain of $0.1 million. No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by the Company, nor was the Company obligated under any scenario to repurchase securities from the acquiring party. In August 2006, the acquiring party sold securities totaling $646.8 million to a QSPE, including substantially all of the securities originally purchased from the Company. The Company acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with SFAS No. 115. At December 31, 2006, the fair value of the preferred shares was $7.8 million. In addition, a subsidiary of the Company serves as the collateral advisor to the QSPE, receiving certain fees and rights standard to a collateral advisor role. Activities performed by the collateral advisor are significantly limited and are entirely defined by the legal documents establishing the QSPE. For performing these activities, the collateral advisor receives a quarterly fee equal to ten basis points on the fair value of the collateral. The collateral advisor also received and recognized a one-time fee of $0.4 million in August 2006 for the placement of the preferred shares of the QSPE.

The Company evaluated the sale of the securities under the accounting guidance of SFAS No. 140 to determine if the transfer of securities to the acquiring party constituted a sale for accounting purposes, as well as to determine if the subsequent placement of the sold securities into the QSPE by the acquiring party would be deemed a transfer of securities by the Company to the QSPE. Based upon the terms of the sale to the acquiring party and legal documents relating to the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QSPE, the Company determined that sale accounting was achieved upon transfer of the securities to the acquiring party and that the Company was not a transferor of securities to the QSPE. The Company then evaluated the accounting guidance of FIN 46R to determine whether the Company was required to consolidate the QSPE. As the Company does not have the unilateral ability to liquidate the QSPE or to change the entity so that it no longer meets the requirements of a QSPE through either its ownership of the preferred shares or its subsidiary’s role as collateral advisor, the Company is not required to consolidate the QSPE.

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

Cash flow hedges use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets and liabilities, from changes in interest rates or currency exchange rates or from certain types of forecasted transactions. The Company enters into foreign currency forward contracts of generally less than 30 and 90 days to hedge forecasted foreign currency money transfer transactions. The Company designates these currency forwards as cash flow hedges. If the forecasted transaction underlying the hedge is no longer probable of occurring, any gain or loss recorded in equity is reclassified into earnings.

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

The notional amount of the swap agreements totaled $2.6 billion and $2.7 billion at December 31, 2006 and 2005, respectively, with an average fixed pay rate of 4.3 percent and 4.2 percent and an average variable receive rate 5.2 percent and 4.1 percent at December 31, 2006 and 2005, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds, or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material for any year presented. The Company estimates that approximately $8.4 million (net of tax) of the unrealized loss reflected in the “Accumulated other comprehensive income (loss)” component in the Consolidated Balance Sheet as of December 31, 2006 will be reflected in the Consolidated Statement of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled. The agreements expire as follows:

(Amounts in thousands)	Notional Amount

2007	$1,200,000
2008	100,000
2009	575,000
2010	335,000
Thereafter	397,000

$2,607,000

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value hedges use derivatives to mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings along with the hedged transaction in the Consolidated Statement of Income in “Investment revenue.” Realized gains of $0.1 million were recognized on fair value hedges discontinued during 2004. No gain or loss was recognized in connection with the discontinued fair value hedges in 2006 and 2005.

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

The Company has an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In the fourth quarter of 2006, the Company extended the agreement through December 2007 and recognized a one-time fee of $0.1 million for the amendment. The Company sells its receivables under this agreement to accelerate the cash flow available for investments. The receivables are sold to two commercial paper conduit trusts and represent a small percentage of the total assets in each trust. The Company’s rights and obligations are limited to the receivables transferred, and the transactions are accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, are not recorded or consolidated in our financial statements. Under the agreement, the aggregate amount of receivables sold at any time cannot exceed $400.0 million. The balance of sold receivables as of December 31, 2006 and 2005 was $297.6 million and $299.9 million, respectively. The average receivables sold approximated $382.6 million and $389.8 million during 2006 and 2005, respectively. The agreement includes a 5% holdback provision of the purchase price of the receivables. This expense of selling the agent receivables is included in the Consolidated Statement of Income in “Investment commissions expense” and totaled $23.9 million, $16.9 million and $9.9 million during 2006, 2005 and 2004, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2006	2005

Land	$2,907	$—
Office furniture and equipment	40,222	23,167
Leasehold improvements	13,248	8,952
Agent equipment	102,077	77,979
Computer hardware and software	135,108	104,811

	293,562	214,909
Accumulated depreciation	(144,713)	(109,364)

	$148,849	$105,545

Depreciation expense for the year ended December 31 is as follows:

(Amounts in thousands)	2006	2005	2004

Depreciation of office furniture, equipment,	$2,485	$2,043	$1,790
Depreciation of leasehold improvements	1,142	1,714	482
Depreciation on agent equipment	13,905	12,732	12,776
Amortization expense of capitalized software	18,314	13,854	12,453

Total depreciation expense	$35,846	$30,343	$27,501

At December 31, 2006 and 2005, there is $1.3 million and $1.6 million, respectively, of property and equipment which has been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

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

During the fourth quarter of 2006, the Company decided to discontinue a software development project and recognized an impairment loss of $0.9 million. This impairment loss relates to the Payment Systems segment and was included in the Consolidated Statement of Income in “Transaction and operations support.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Intangibles and Goodwill

Intangible assets at December 31 were as follows:

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$33,350	$(21,762)	$11,588	$29,312	$(19,942)	$9,370
Patents	13,208	(12,262)	946	13,200	(11,636)	1,564
Trademarks and other	3,751	(832)	2,919	630	(206)	424

	50,309	(34,856)	15,453	43,142	(31,784)	11,358
Unamortized intangible assets:
Pension intangible assets	—	—	—	1,890	—	1,890

Total intangible assets	$50,309	$(34,856)	$15,453	$45,032	$(31,784)	$13,248

During the third quarter of 2004, the Company evaluated the recoverability of certain purchased customer list intangibles due to the expected departure of a particular customer. To determine recoverability, the Company estimated future cash flows over the remaining useful life and calculated the fair value. An impairment loss of $2.1 million was recognized for the amount in which the carrying amount exceeded the fair value amount. This loss is included on the Consolidated Statement of Income in “Transaction and operations support” and relates to our Payment Systems segment. No impairments were identified during 2006 and 2005.

The Company recorded intangible assets of $7.2 million in connection with the acquisition of MoneyExpress, consisting principally of customer lists and a noncompetition agreement.

Intangible asset amortization expense for 2006, 2005 and 2004 was $3.1 million, $2.1 million and $2.1 million, respectively. The estimated intangible asset amortization expense is $3.6 million, $3.2 million, $2.3 million, $1.7 million and $1.0 million for fiscal 2007, 2008, 2009, 2010 and 2011, respectively.

Following is a reconciliation of goodwill:

	Global Funds	Payment	Total
(Amounts in thousands)	Transfer	Systems	Goodwill

Balance as of January 1, 2004	$378,451	$17,075	$395,526
Goodwill acquired	8,744	—	8,744
Impairment losses	—	—	—

Balance as of December 31, 2005	387,195	17,075	404,270
Goodwill acquired	17,046	—	17,046
Impairment losses	—	—	—

Balance as of December 31, 2006	$404,241	$17,075	$421,316

Goodwill acquired in 2006 and 2005 relates to the acquisition of Money Express and ACH Commerce, respectively, and was allocated to the Global Funds Transfer segment. The amount of goodwill expected to be deductible for tax purposes is not significant. The Company performed an annual assessment of goodwill during the fourth quarters of 2006, 2005 and 2004 and determined that there was no impairment.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt

Debt consisted of the following at December 31:

	2006		2005
		Weighted		Weighted
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior term note, due through 2010	$100,000	5.59%	$100,000	3.85%
Senior revolving credit facility, due through 2010	50,000	5.59%	50,000	3.85%

	$150,000		$150,000

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

On June 29, 2005, the Company amended its bank credit facility. The amended agreement extends the maturity date of the facility from June 2008 to June 2010, and the scheduled repayment of the $100.0 million term loan to June 2010. Under the amended agreement, the credit facility may be increased to $500.0 million under certain circumstances. In addition, the amended agreement reduced the interest rate applicable to both the term loan and the credit facility to LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The amendment also reduced fees on the facility to a range of 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. Restrictive covenants relating to dividends and share buybacks were eliminated, and the dollar value of permissible acquisitions without lender consent was increased. In connection with the amendment, the Company expensed $0.9 million of unamortized deferred financing costs relating to the original bank credit facility during the quarter ended June 30, 2005. The Company also incurred $0.5 million of financing costs to complete the amendment. These costs have been capitalized and will be amortized over the life of the debt. On December 31, 2006, and 2005, the interest rate under the bank credit facility was 5.86 percent and 5.02 percent, respectively, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent.

The loans under these facilities are unsecured obligations of MoneyGram, and are guaranteed on an unsecured basis by MoneyGram’s material domestic subsidiaries. The proceeds from any future advances may be used for general corporate expenses and to support letters of credit. Any letters of credit issued reduce the amount available under the revolving credit facility (see Note 15). Borrowings under the facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2006, the Company was in compliance with these covenants. There are other restrictions customary for facilities of this type, including limits on indebtedness, asset sales, mergers, acquisitions and liens.

In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At December 31, 2006, and 2005, the interest rate debt swaps had an average fixed pay rate of 4.3 percent and an average

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable receive rate of 4.6 percent and 3.9 percent, respectively. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.

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

All amounts classified as debt on December 31, 2006 mature in June 2010. Total cash paid for interest on outstanding debt was $8.5 million, $5.8 million and $2.0 million in 2006, 2005 and 2004, respectively.

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

Note 11.	Income Taxes

The components of income from continuing operations before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2006	2005	2004

United States	$171,681	$111,868	$53,507
Foreign	5,092	34,508	35,513

Income from continuing operations before income taxes	$176,773	$146,376	$89,020

Foreign income consists primarily of statutory income from MIL. MIL recognizes revenue based on a Services Agreement between MIL and MPSI. Through 2005, MIL recognized revenue associated with the money transfer transactions generated by agents signed through MIL. Effective January 1, 2006, MPSI entered into a new Services Agreement with MIL under which MIL recognizes revenue based on their operating expenses incurred and reimbursed by MPSI. This change was made to recognize that the money transfer product is licensed by MPSI and therefore, the transaction revenue and related costs should be reflected by MPSI for statutory purposes.

Income tax expense related to continuing operations for the year ended:

(Amounts in thousands)	2006	2005	2004

Current:
Federal	$13,716	$27,324	$4,386
State	2,968	(1,038)	4,962
Foreign	2,880	5,004	8,261

Current income tax expense	19,564	31,290	17,609
Deferred income tax expense	33,155	2,880	6,282

Income tax expense	$52,719	$34,170	$23,891

Income tax expense totaling $0.5 million, and $13.8 million in, 2005 and 2004, respectively, is included in “Income and gain from discontinued operations, net of tax” in the Consolidated Statement of Income. Taxes paid were $38.7 million,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$22.9 million and $35.7 million for 2006, 2005 and 2004, respectively. A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2006	%		2005	%		2004	%

Income tax at statutory federal income tax rate	$61,870	35.0%		$51,232	35.0%		$31,157	35.0%
Tax effect of:
State income tax, net of federal income tax effect	2,647	1.5%		2,084	1.4%		910	1.0%
Preferred stock redemption costs	—	0.0%		—	0.0%		6,004	6.7%
Other	1,445	0.8%		(4,673)	(3.2%	)	1,348	1.5%

	65,962	37.3%		48,643	33.2%		39,419	44.3%
Tax-exempt income	(13,243)	(7.5%	)	(14,473)	(9.9%	)	(15,528)	(17.4%	)

Income tax expense	$52,719	29.8%		$34,170	23.3%		$23,891	26.8%

Included in the “Other” component for 2005 is $2.1 million, of tax benefits from the reversal of tax reserves no longer needed due to the passage of time. In addition, the “Other” component for 2005 includes $3.5 million of tax benefits from changes in estimates to previously estimated tax amounts resulting from new information received during the year.

Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. Temporary differences, which give rise to deferred tax assets (liabilities), at December 31 are:

(Amounts in thousands)	2006	2005

Deferred tax assets:
Postretirement benefits and other employee benefits	$48,587	$46,835
Alternative Minimum Tax credits	20,202	30,468
Basis difference in revalued investments	25,502	25,582
Bad debt and other reserves	2,630	5,263
Basis difference in investment income	—	6,678
Other	4,285	3,616

Gross deferred tax assets	101,206	118,442
Deferred tax liabilities:
Unrealized gain on securities classified as available-for-sale	(15,083)	(23,467)
Depreciation and amortization	(59,673)	(49,132)
Basis difference in investment income	(7,820)	—
Unrealized gain on derivative financial instruments	(6,953)	(8,366)

Gross deferred tax liabilities	(89,529)	(80,965)

Net deferred tax asset	$11,677	$37,477

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2006 and 2005, a deferred tax liability of $1.9 million and $5.8 million, respectively, was recognized for the unremitted earnings of its foreign entities. The Company has not established a valuation reserve for the deferred tax assets since the Company believes it is more likely than not that the deferred tax assets will be realized.

Prior to the spin off, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. As part of the Distribution, the Company entered

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rights Agreement:  In connection with the spin-off, MoneyGram adopted a Rights Agreement (“the Rights Agreement”) by and between the Company and Wells Fargo Bank, N.A., as the Rights Agent. The preferred share purchase rights (“the rights”) issuable under the Rights Agreement were attached to the shares of MoneyGram common stock distributed in the spin-off. In addition, pursuant to the Rights Agreement, one right will be issued with each share of MoneyGram common stock issued after the spin-off. The rights are inseparable from MoneyGram common stock until they become exercisable. Once they become exercisable, the rights will allow its holder to purchase one one-hundredth of a share of MoneyGram series A junior participating preferred stock for $100.00. The rights become exercisable ten days after a person or group acquires, or begins a tender or exchange offer for, 15 percent or more of the Company’s outstanding common stock. In the event a person or group acquires 15 percent or more of the Company’s outstanding common stock, and subject to certain conditions and exceptions more fully described in the Rights Agreement, each right will entitle the holder (other than the person or group acquiring 15 percent or more of the Company’s outstanding common stock) to receive, upon exercise, common stock of either MoneyGram or the acquiring company having a value equal to two times the exercise price of the rights. The rights are redeemable at any time before a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock at the discretion of the Company’s Board of Directors for $0.01 per right and will expire, unless earlier redeemed, on June 30, 2014. After a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock, but before that person or group owns 50 percent or more of MoneyGram’s outstanding common stock, the Board of Directors may extinguish the rights by exchanging one share of MoneyGram common stock or an equivalent security for each right (other than rights held by that person or group). Each one one-hundredth of a share of MoneyGram preferred stock, if issued, will not be redeemable, will entitle holders to quarterly dividend payments of the greater of $0.01 per share or an amount equal to the dividend paid on one share of MoneyGram common stock, will have the same voting power as one share of MoneyGram common stock and will entitle holders, upon liquidation, to receive the greater of $1.00 per share or the payment made on one share of MoneyGram common stock.

Preferred Stock:  MoneyGram’s Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of undesignated preferred stock and up to 2,000,000 shares of series A junior participating preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have those rights and preferences, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by unlimited discretion of MoneyGram’s Board of Directors. Series A junior participating preferred stock has been reserved for issuance upon exercise of preferred share purchase rights. At December 31, 2006 and 2005, respectively, no preferred stock is issued or outstanding.

Common Stock:  MoneyGram’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $0.01. On the Distribution Date, MoneyGram was recapitalized such that the 88,556,077 shares of MoneyGram common stock outstanding was equal to the number of shares of Viad common stock outstanding at the close of business on the record date.

The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on our financial condition, results of

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. During 2006 and 2005, the Company paid $14.4 million and $6.1 million, respectively, in dividends on its common stock. Prior to the spin-off, dividends totaling $15.6 million were paid in 2004 on Viad common stock. The following is a summary of common stock issued and outstanding for December 31:

(Amounts in thousands)	2006	2005

Common shares issued	88,556	88,556
Treasury stock	(4,286)	(2,701)
Restricted stock	(323)	(693)
Shares held in employee equity trust	(456)	(918)

Common shares outstanding	83,491	84,244

Treasury Stock:  Through June 30, 2004, treasury stock represented Viad common stock repurchased and held by Viad. On November 18, 2004, the Board of Directors authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock with the intended effect of returning value to the stockholders and reducing dilution caused by the issuance of stock in connection with stock-based compensation described in Note 14. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On August 17, 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enabled MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company. During 2006, the Company repurchased 66,191 shares at an average cost of $30.65 per share under this program. As of December 31, 2006, the small stockholder selling/repurchasing program has been completed.

During 2006 and 2005, the Company repurchased 2,195,241 and 2,275,651 shares, respectively, under all Board approved plans at an average cost of $30.91 and $21.97, respectively, per share. At December 31, 2006, the Company has remaining authorization to repurchase up to 1,825,000 shares. Following is a summary of treasury stock share activity during the twelve months ended December 31, 2006 and 2005:

(Amounts in thousands)	Treasury Stock Shares

Balance at December 31, 2004	801
Stock repurchases	2,276
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	(376)

Balance at December 31, 2005	2,701
Stock repurchases	2,195
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	(610)

Balance at December 31, 2006	4,286

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income:  The components of accumulated other comprehensive (loss) income at December 31 include:

(Amounts in thousands)	2006	2005

Unrealized gain on securities classified as available-for-sale	$24,607	$38,288
Unrealized gain on derivative financial instruments	11,345	13,651
Cumulative foreign currency translation adjustments	6,011	2,217
Minimum pension liability	—	(42,331)
Prior service cost for pension and postretirement benefits, net of tax	(1,115)	—
Unrealized losses on pension and postretirement benefits, net of tax	(47,140)	—

Accumulated other comprehensive (loss) income	$(6,292)	$11,825

Note 13.	Pensions and Other Benefits

Pension Benefits — Prior to the Distribution, MoneyGram was a participating employer in the Viad Corp Retirement Income Plan (the “Pension Plan”) of which the plan sponsor was Viad. At the time of the Distribution, the Company assumed sponsorship of the Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/Giltspur subsidiary and one sold business, which represented eight percent of Viad’s benefit obligation at December 31, 2003. Effective December 31, 2003, benefits under the pension plan ceased accruing service or compensation credits with no change in benefits earned through this date. Cash accumulation accounts should continue to be credited with interest credits until participants withdraw their money from the pension plan. It is our policy to fund the minimum required contribution for the year.

Supplemental Executive Retirement Plan (SERP) — In connection with the spin-off, the Company assumed responsibility for all but a portion of the Viad SERP. Viad retained the benefit obligation related to two of its subsidiaries, which represented 13 percent of Viad’s benefit obligation at December 31, 2003. Another SERP, the MoneyGram International, Inc. SERP, is a nonqualified defined benefit pension plan, which provides postretirement income to eligible employees selected by the Board of Directors. It is our policy to fund the SERP as benefits are paid.

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees, and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. Upon the Distribution, the Company assumed the benefit obligation for current and former employees assigned to MoneyGram. Viad retained the benefit obligation for postretirement benefits other than pensions for all Viad and non-MoneyGram employees, with the exception of one executive. The Company’s funding policy is to make contributions to the postretirement benefits plans as benefits are required to be paid

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (the “Medicare Act”), which was enacted into law on December 8, 2003. The Medicare Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The Company adopted FSP FAS 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Postretirement Benefit Obligation (“APBO”) of $1.4 million is recognized over future periods. This reduction in the APBO is due to a subsidy available on prescription drug benefits provided to plan participants determined to be actuarially equivalent to the Medicare Act. The Company has determined that its postretirement plan is actuarially equivalent to the Medicare Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The postretirement benefits expense for 2006, 2005 and the second half of 2004 was reduced by less than $0.1 million due to the reductions in the APBO and the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current period service cost. Subsidies to be received under the Medicare Act beginning in 2007 are not expected to be material.

Actuarial Valuation Assumptions — The measurement date for the Company’s pension, SERP and postretirement plans is November 30. Following are the weighted average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Net periodic benefit cost:
Discount rate	5.90%	6.00%	6.25%	5.90%	6.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.75%	—	—	—
Rate of compensation increase	5.75%	4.50%	4.50%	—	—	—
Initial healthcare cost trend rate	—	—	—	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2010
Projected benefit obligation:
Discount rate	5.70%	5.90%	6.00%	5.70%	5.90%	6.00%
Rate of compensation increase	5.75%	5.75%	4.50%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.50%	10.00%	10.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2010

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

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(Amounts in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$392	$(231)
Effect on postretirement benefit obligation	3,441	(2,645)

Pension Assets — The Company employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate and cash are used judiciously to enhance long-term returns while improving portfolio diversification. The Company strives to maintain equity and fixed income securities allocation mix of approximately 60 percent and 40 percent, respectively. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted average asset allocation for the funded pension plan by asset category at the measurement date of November 30 is as follows:

	2006	2005

Equity securities	58.5%	55.7%
Fixed income securities	38.1%	39.0%
Real estate	2.6%	2.4%
Other	0.8%	2.9%

Total	100.0%	100.0%

Plan Financial Information — Net periodic benefit expense for the Company’s pension, SERP and postretirement plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$1,922	$1,893	$1,717	$637	$619	$515
Interest cost	11,698	11,320	11,333	715	644	593
Expected return on plan assets	(9,082)	(8,604)	(8,804)	—	—	—
Amortization of prior service cost	703	714	768	(294)	(294)	(294)
Recognized net actuarial loss	4,302	4,092	3,990	24	16	14

Net periodic benefit expense	$9,543	$9,415	$9,004	$1,082	$985	$828

The estimated net loss and prior service cost for the pension plan and SERPs that will be amortized from “Accumulated Other Comprehensive Income” into net periodic benefit expense during 2007 is $4.1 million ($2.5 million net of tax) and $0.7 million ($0.4 million net of tax), respectively. The estimated prior service credit and net loss for the postretirement plan that will be amortized from “Accumulated Other Comprehensive Income” into net periodic benefit expense over 2007 is $0.3 million ($0.2 million net of tax) and $0.1 million ($0.1 million net of tax), respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit obligation and plan assets, changes to the benefit obligation and plan assets and the funded status of the pension plan and SERPs and postretirement benefit plan as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at the beginning of the year	$202,520	$194,272	$12,390	$11,023
Service cost	1,922	1,893	637	619
Interest cost	11,698	11,320	715	644
Actuarial (gain) or loss	7,781	5,605	1,147	345
Plan amendments	1,174	227	—	—
Benefits paid	(10,682)	(10,797)	(111)	(241)

Benefit obligation at the end of the year	$214,413	$202,520	$14,778	$12,390

Change in plan assets:
Fair value of plan assets at the beginning of the year	$108,773	$98,125	$—	$—
Actual return on plan assets	12,805	5,728	—	—
Employer contributions	20,855	15,717	111	241
Benefits paid	(10,682)	(10,797)	(111)	(241)

Fair value of plan assets at the end of the year	$131,751	$108,773	$—	$—

Unfunded status at the end of the year	$(82,662)	$(93,747)	$(14,778)	$(12,390)

The unfunded status of the pension plan and SERPS was $14.2 million and $68.5 million, respectively, at December 31, 2006.

As disclosed in Note 2, the Company adopted SFAS No. 158 effective December 31, 2006. The adoption of this standard requires the Company to recognize the funded status of its pension, SERP and postretirement plans in the balance sheet as a single asset or liability, with unrecognized prior service cost and gains (losses) recorded in “Accumulated other comprehensive income.” Prior to the adoption of SFAS No. 158, the funded status of its pension, SERP and postretirement plans was recognized as an amount net of deferred costs through a combination of assets, liabilities and equity. For the year ended December 31, 2005, this accounting treatment required a reconciliation of the funded status of the Company’s plans to the net amount recognized in the Consolidated Balance Sheet as follows:

	Pension and	Postretirement
(Amounts in thousands)	SERPs	Benefits

Funded (unfunded) status	$(93,747)	$(12,390)
Unrecognized actuarial (gain) loss	76,653	1,622
Unrecognized prior service cost	3,521	(2,487)

Net amount recognized in consolidated balance sheet	$(13,573)	$(13,255)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the components recognized in the Consolidated Balance Sheets relating to the Company’s pension, SERP and postretirement plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2006	2005	2006	2005

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits liability	$(82,662)	$(83,739)	$(14,778)	$(13,255)
Intangible asset	—	1,890	—	—
Deferred tax asset	29,605	25,945	762	—
Accumulated other comprehensive income:
Unrealized losses for pension and postretirement benefits, net of tax	45,856	—	1,285	—
Prior service cost for pension and postretirement benefits, net of tax	2,475	—	(1,360)	—
Additional minimum liability	—	42,331	—	—

The projected benefit obligation and accumulated benefit obligation for the pension, SERP and postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		Combined SERPs		Postretirement Benefits
(Amounts in thousands)	2006	2005	2006	2005	2006	2005

Projected benefit obligation	$145,932	$143,280	$68,481	$59,240	$14,778	$12,390
Accumulated benefit obligation	145,932	143,280	54,464	49,224	—	—
Fair value of plan assets	131,751	108,773	—	—	—	—

Estimated future benefit payments for the Company’s pension, SERP and postretirement benefit plans are as follows:

	2007	2008	2009	2010	2011	2012-16

Pension and SERPs	$12,586	$12,734	$13,129	$13,253	$13,392	$73,078
Postretirement benefits	247	275	314	352	390	2,705

There are no required contributions for the pension plan in 2007. The Company will continue to make contributions to the SERP plans and postretirement benefit plan to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.1 million in 2007.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $2.8 million, $2.2 million and $1.9 million in 2006, 2005 and 2004, respectively. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Corp Capital Accumulation Plan and Viad Corp Employees Stock Ownership Plan (the “Viad Plans”) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an employee stock ownership plan.

Employee Equity Trust — Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. Employee Equity Trust (the “Trust”) to be used by MoneyGram to fund the issuance of stock in connection with employee compensation and benefit plans. The fair market value of the shares held by this Trust is recorded in “Unearned employee benefits” in the Company’s Consolidated Balance Sheets and is reduced as stock is issued from the trust to fund employee benefits. As of December 31, 2006, 456,393 shares of MoneyGram common stock remained in the Trust.

Deferred Compensation Plans — Viad had a deferred compensation plan for its non-employee directors and a deferred compensation plan for certain members of management which allowed for the deferral of compensation in the form of stock units or cash. In connection with the deferred compensation plans, Viad funded certain amounts through a rabbi trust. In connection with the spin-off, the Company paid a dividend of $7.3 million to Viad, which was used to pay certain

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities under the deferred compensation plans. The Company assumed liabilities totaling $6.6 million related to the plans and retained rabbi trust assets totaling $5.5 million. Subsequent to the spin-off, the Company adopted a deferred compensation plan for its non-employee directors. Under the Deferred Compensation Plan for Directors of MoneyGram International, Inc., non-employee directors may defer all or part of their retainers, fees and stock awards in the form of stock units or cash. Director deferred accounts are payable upon resignation from the Board. In 2005, the Board of Directors approved a deferred compensation plan for certain employees which allows for the deferral of base compensation in the form of cash. In addition, the Company makes contributions to the participants’ accounts for profit sharing contributions beyond the IRS qualified plan limits. Beginning with the 2006 plan year, eligible employees may defer incentive pay in the form of cash. Management deferred accounts are generally payable under the timing and method elected by the participant on the deferral date. Deferred stock unit accounts are credited quarterly with dividend equivalents and will be adjusted in the event of a change in our capital structure from a stock split, stock dividend or other change. Deferred cash accounts are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured and the Company is not required to physically segregate any assets in connection with the deferred accounts. At December 31, 2006 and 2005, the Company had a liability related to the deferred compensation plans of $9.9 million and $7.0 million, respectively, recorded in the “Other liabilities” component in the Consolidated Balance Sheets. The rabbi trust had a market value of $12.1 million and $6.6 million at December 31, 2006 and 2005, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 14.	Stock-Based Compensation

As of the Distribution Date, each Viad option that immediately prior to the Distribution Date was outstanding and unexercised was adjusted to consist of two options: (1) an option to purchase shares of Viad common stock and (2) an option to purchase shares of MoneyGram common stock. The exercise price of the Viad stock option was adjusted by multiplying the exercise price of the old stock option by a fraction, the numerator of which was the closing price of a share of Viad common stock on the first trading day after the Distribution Date (divided by four to reflect the post-spin Viad reverse stock split) and the denominator of which was that price plus the closing price for a share of MoneyGram common stock on the first trading day after the Distribution Date. The exercise price of each MoneyGram stock option equals the exercise price of each old stock option times a fraction, the numerator of which was the closing price of a share of MoneyGram common stock on the first trading day after the Distribution Date and the denominator of which was that price plus the closing price of a share of Viad common stock on the first trading day after the Distribution Date (divided by four to reflect the post-spin Viad reverse stock split). These MoneyGram options are considered to have been issued under the MoneyGram International, Inc. 2004 Omnibus Incentive Plan. MoneyGram will take all tax deductions relating to the exercise of stock options and the vesting of restricted stock held by employees and former employees of MoneyGram, and Viad will take the deductions arising from options and restricted stock held by its employees and former employees.

On May 10, 2005, the Company’s stockholders approved the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which authorizes the issuance of awards of up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares covered by forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock and shares held in the Trust (see Note 12). As of December 31, 2006, the Company has remaining authorization to issue awards of up to 6,934,956 shares of common stock.

Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant. Stock options granted in 2006 and 2005 under the 2005 Omnibus Incentive Plan become exercisable in a three-year

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in an equal number of shares each year and have a term of ten years. Stock options granted in 2004 under the 2004 Omnibus Incentive Plan become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. All outstanding stock options contain certain forfeiture and non-competition provisions.

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

	2006	2005	2004

Expected dividend yield	0.6%	0.2%	0.2%
Expected volatility	26.5%	24.1%	25.2%
Risk-free interest rate	4.7%	3.8%	3.2%
Expected life	6.5 years	5 years	5 years

Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2005	4,883,262	$18.42
Granted	405,040	27.37
Exercised	(1,112,011)	31.46
Forfeited	(76,777)	20.24

Options outstanding at December 31, 2006	4,099,514	$19.52	5.00 years	$48,557

Vested or expected to vest at December 31, 2006	4,010,110	$19.40	4.93 years	$47,977

Options exercisable at December 31, 2006	3,150,951	$18.52	4.37 years	$40,466

The weighted-average grant date fair value of an option granted during 2006, 2005 and 2004 was $10.38, $5.95 and $5.49, respectively.

The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Half of the performance-based restricted stock awards granted in 2002 vested in 2006 and the remainder will vest in 2007. Future vesting in all cases is subject generally to continued employment with MoneyGram or Viad. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. On the Distribution Date, the Company’s former Chairman of the Board was granted a restricted stock award under the 2004 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares that vested on June 30, 2006. On June 30, 2005, the Company’s former Chairman of the Board was granted a restricted stock award under the 2005 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares vested in May 2006.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2005	692,939	$18.28
Granted	114,570	$27.51
Vested and issued	(473,742)	$17.68
Forfeited	(10,769)	$19.34

Restricted stock outstanding at December 31, 2006	322,998	$22.39

Following is a summary of pertinent information related to the Company’s stock-based awards:

(Amounts in thousands)	2006	2005	2004

Fair value of options vesting during period	$5,680	$9,256	$20,194
Fair value of restricted stock vesting during period	13,245	9,916	5,840
Expense recognized related to options	2,725	1,492	—
Expense recognized related to restricted stock	1,950	2,310	1,934
Intrinsic value of options exercised	15,490	5,075	4,492
Cash received from option exercises and vesting of restricted stock	21,899	15,022	1,692
Tax benefit realized for tax deductions from option exercises and vesting of restricted stock	2,744	1,776	1,572

(Amounts in thousands)	Options	Restricted Stock

Unrecognized compensation expense	$4,639	$2,873
Remaining weighted average vesting period	1.9 years	1.8 years

Assuming that the Company had recognized compensation cost for stock option grants in accordance with the fair value method of accounting prior to January 1, 2005, net income and diluted and basic income per share would be as follows:

(Amounts in thousands, except per share data)	2004

Net income, as reported	$86,412
Plus: stock-based compensation expense recorded under APB 25, net of tax	1,483
Less: stock-based compensation expense determined under the fair value method, net of tax	(3,869)

Pro forma net income	$84,026

Basic earnings per share:
As reported	$0.99

Pro forma	$0.97

Diluted earnings per share:
As reported	$0.99

Pro forma	$0.96

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Commitments and Contingencies

Operating Leases:  The Company has various noncancelable operating leases for buildings and equipment that terminate through 2015. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are capitalized as leasehold improvements and depreciated over the remaining term of the lease. At December 31, 2006, the deferred rent liability relating to these incentives was $4.0 million.

Rent expense under these operating leases totaled $7.8 million, $5.8 million and $6.5 million during 2006, 2005 and 2004 respectively. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are (amounts in thousands):

2007	$8,528
2008	7,878
2009	7,254
2010	7,193
2011	6,950
Later	15,056

$52,859

Legal Proceedings:  The Company is party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Credit Facilities:  At December 31, 2006, the Company has various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. These credit facilities are in addition to available amounts under the revolving credit agreement described in Note 9. Included in this amount is an uncommitted reverse repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $11.1 million of letters of credit, all of which are outstanding at December 31, 2006. Letters of credit totaling $1.1 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement described in Note 9.

The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2006, the total amount of unfunded commitments related to these agreements was $2.1 million.

Note 16.	Minimum Commission Guarantees

In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.

As of December 31, 2006, the minimum commission guarantees had a maximum payment of $17.4 million over a weighted average remaining term of 3.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2006 and 2005, the Company paid $3.0 million and $2.5 million respectively, under these guarantees, or approximately 40 percent and 50 percent of the estimated maximum payment for the year, respectively.

Note 17.	Segment Information

Our business is conducted through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. One agent in the Global Funds Transfer segment accounted for approximately 17 and 13 percent of total revenue in 2006 and 2005 respectively; no customer or agent in either segment accounted for more than 10 percent of total revenue in 2004.

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

Capital expenditures and depreciation expense are assigned to the segment in which the asset will be utilized. For the years ended December 31, 2006, 2005 and 2004, the Company allocated Corporate depreciation expense of $12.4 million, $9.6 million and $7.7 million, respectively, and capital expenditures of $33.6 million, $23.6 million and $8.1 million, respectively. Capital expenditures and depreciation are allocated to the segments based on the segment’s percentage of operating income.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the financial statements for the year ended December 31:

(Amounts in thousands)	2006	2005	2004

Revenue
Global Funds Transfer:
Money transfer, including bill payment	$669,852	$507,726	$395,370
Retail money order	151,894	141,891	136,694

	821,746	649,617	532,064
Payment Systems:
Official check and outsourcing services	306,760	297,289	269,971
Other	30,337	24,330	24,495

	337,097	321,619	294,466
Other	716	—	—

Total revenue	$1,159,559	$971,236	$826,530

Operating Income
Global Funds Transfer	$152,579	$121,677	$102,606
Payment Systems	41,619	42,406	27,163

	194,198	164,083	129,769
Debt tender and redemption costs	—	—	20,661
Interest expense	7,928	7,608	5,573
Other unallocated expenses	9,497	10,099	14,515

Income from continuing operations before income taxes	$176,773	$146,376	$89,020

Depreciation and amortization
Global Funds Transfer	$34,603	$28,395	$25,856
Payment Systems	4,375	4,070	3,711

	$38,978	$32,465	$29,567

Capital expenditures
Global Funds Transfer	$71,181	$40,837	$27,712
Payment Systems	9,852	6,522	1,877

	$81,033	$47,359	$29,589

The following table reconciles segment assets to total assets reported in the financial statements as of December 31:

(Amounts in thousands)	2006	2005

Assets
Global funds transfer	$3,091,519	$2,909,246
Payment systems	6,168,134	6,252,528
Corporate	16,484	13,390

Total assets	$9,276,137	$9,175,164

Geographic areas — Foreign operations are located principally in Europe. Foreign revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2006	2005	2004

United States	$918,820	$789,410	$675,129
Foreign	240,739	181,826	151,401

Total revenue	$1,159,559	$971,236	$826,530

Note 18.	Quarterly Financial Data (Unaudited)

2006 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second	Third	Fourth

Revenues	$263,672	$292,913	$296,431	$306,543
Commission expense	126,273	138,655	146,664	152,067
Net revenues	137,399	154,258	149,767	154,476
Operating expenses, excluding commission expense	91,711	102,440	107,807	117,169
Income from continuing operations before income taxes	45,688	51,818	41,960	37,307
Income from continuing operations	30,935	36,706	30,038	26,375
Income and gain from discontinued operations, net of taxes	—	—	—	—
Net income	30,935	36,706	30,038	26,375
Earnings from continuing operations per share
Basic	$0.37	$0.43	$0.36	$0.31
Diluted	0.36	0.42	0.35	0.31
Earnings from discontinued operations per share
Basic	$—	$—	$—	$—
Diluted	—	—	—	—
Earnings per share
Basic	$0.37	$0.43	$0.36	$0.31
Diluted	0.36	0.42	0.35	0.31

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second	Third	Fourth

Revenues	$227,915	$240,000	$246,385	$256,936
Commission expense	110,141	115,030	119,829	125,472
Net revenues	117,774	124,970	126,556	131,464
Operating expenses, excluding commission expense	82,117	88,665	87,682	95,925
Income from continuing operations before income taxes	35,657	36,305	38,874	35,539
Income (loss) from continuing operations	27,789	26,063	28,798	29,555
Income (loss) and gain from discontinued operations, net of taxes	—	—	740	—
Net income (loss)	27,789	26,063	29,538	29,555
Earnings (loss) from continuing operations per share
Basic	$0.33	$0.31	$0.34	$0.35
Diluted	0.32	0.30	0.33	0.34
Earnings from discontinued operations per share
Basic	$—	$—	$0.01	$—
Diluted	—	—	0.01	—
Earnings (loss) per share
Basic	$0.33	$0.31	$0.35	$0.35
Diluted	0.32	0.30	0.34	0.34

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.