Form 10-Q
period 2007-03-31
MONEYGRAM INTERNATIONAL INC
filed 2007-05-10
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007

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
As of May 4, 2007, 83,442,331 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2007	2006
(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	1,274,768	973,931
Receivables (substantially restricted)	1,599,654	1,758,682
Trading investments (substantially restricted)	107,000	145,500
Available for sale investments (substantially restricted)	5,490,141	5,690,600
Property and equipment	152,909	148,849
Deferred tax assets	32,398	11,677
Derivative financial instruments	17,155	24,191
Intangible assets	14,475	15,453
Goodwill	421,371	421,316
Other assets	81,895	85,938

Total assets	$9,191,766	$9,276,137

LIABILITIES
Payment service obligations	$8,129,757	$8,209,789
Debt	150,000	150,000
Derivative financial instruments	5,775	3,490
Pension and other postretirement benefits	104,598	103,947
Accounts payable and other liabilities	159,535	139,848

Total liabilities	8,549,665	8,607,074
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $.01 par value: 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	71,372	71,900
Retained income	726,756	723,106
Unearned employee benefits	(10,708)	(17,185)
Accumulated other comprehensive loss	(25,985)	(6,292)
Treasury stock: 4,857,448 and 4,285,783 shares at March 31, 2007 and December 31, 2006, respectively	(120,220)	(103,352)

Total stockholders’ equity	642,101	669,063

Total liabilities and stockholders’ equity	$9,191,766	$9,276,137

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006
(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$213,133	$169,132
Investment revenue	96,054	94,960
Net securities gains (losses)	864	(420)

Total revenue	310,051	263,672
Fee commissions expense	90,012	67,484
Investment commissions expense	62,248	58,789

Total commissions expense	152,260	126,273

Net revenue	157,791	137,399

EXPENSES
Compensation and benefits	50,031	40,627
Transaction and operations support	39,614	32,087
Depreciation and amortization	11,680	8,432
Occupancy, equipment and supplies	10,417	8,618
Interest expense	1,958	1,947

Total expenses	113,700	91,711

Income before income taxes	44,091	45,688
Income tax expense	14,252	14,753

NET INCOME	$29,839	$30,935

BASIC EARNINGS PER SHARE	$0.36	$0.37
DILUTED EARNINGS PER SHARE	$0.35	$0.36

Average outstanding common shares	83,469	84,369
Additional dilutive shares related to stock-based compensation	1,323	1,589

Average outstanding and potentially dilutive common shares	84,792	85,958

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006
(Amounts in thousands)

NET INCOME	$29,839	$30,935
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized (losses) on available-for-sale securities:
Net holding (losses) arising during the period, net of tax (benefit) of ($8,891) and ($18,880), respectively	(14,504)	(30,804)
Reclassification adjustment for net realized (gains) losses included in net income, net of tax (expense) benefit of ($328) and $160, respectively	(536)	260

	(15,040)	(30,544)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($1,630) and $4,620, respectively	(2,658)	7,538
Reclassification adjustment for net unrealized (gains) losses included in net income, net of tax (expense) benefit of ($1,828) and $427, respectively	(2,982)	697

	(5,640)	8,235

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $18 and $0, respectively	29	—

	29	—

Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $417 and $0, respectively	662	—
\
	662	—

Unrealized foreign currency translation gains, net of tax expense of $182 and $822, respectively	296	1,340

Other comprehensive loss	(19,693)	(20,969)

COMPREHENSIVE INCOME	$10,146	$9,966

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31,	2007	2006
(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,839	$30,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,680	8,432
Investment impairment charges	978	792
Provision of deferred income taxes	—	1,285
Net gain on sale of investments	(1,842)	(372)
Net amortization of investment premiums and discounts	(3,682)	(451)
Provision for uncollectible receivables	1,909	741
Other non-cash items, net	3,348	(3,389)
Changes in foreign currency translation adjustments	296	1,340
Changes in other assets	3,609	(5,013)
Changes in accounts payable and other liabilities	(7,806)	66

Total adjustments	8,490	3,431
Change in cash and cash equivalents (substantially restricted)	(296,356)	(130,306)
Change in trading investments, net (substantially restricted)	38,500	105,700
Change in receivables, net (substantially restricted)	157,119	(32,812)
Change in payment service obligations	(80,032)	(71,589)

Net cash used in operating activities	(142,440)	(94,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	309,575	92,939
Proceeds from maturities of investments classified as available-for-sale	201,821	192,719
Purchases of investments classified as available-for-sale	(336,785)	(163,022)
Purchases of property and equipment	(14,929)	(20,597)
Cash paid for acquisitions	(55)	—

Net cash provided by investing activities	159,627	102,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and tax benefit from exercise of share-based compensation	1,772	9,551
Purchase of treasury stock	(14,733)	(13,536)
Cash dividends paid	(4,226)	(3,413)

Net cash used in financing activities	(17,187)	(7,398)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except per share data)	Stock	Capital	Income	and Other	Loss	Treasury	Total

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net income			29,839				29,839
Dividends ($0.05 per share)			(4,226)				(4,226)
Employee benefit plans		(528)		6,477		(2,135)	3,814
Treasury shares acquired						(14,733)	(14,733)
Unrealized foreign currency translation adjustment					296		296
Unrealized loss on available-for-sale securities					(15,040)		(15,040)
Unrealized loss on derivative financial instruments					(5,640)		(5,640)
Prior service cost for pension and postretirement benefits, net of tax					29		29
Unrealized net actuarial losses on pension and postretirement benefits, net of tax					662		662

March 31, 2007	$886	$71,372	$726,756	$(10,708)	$(25,985)	$(120,220)	$642,101

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Acquisition
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
MoneyGram acquired Money Express for $15.0 million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company is in the process of finalizing the valuation of intangible assets, among other items from this acquisition, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.2 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Preliminary goodwill of $17.0 million was recorded and assigned to the Company’s Global Funds Transfer segment. The Company will finalize the purchase price allocation during the second quarter of 2007.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income.
3. Unrestricted Assets
The Company is regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks. However, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet the Company’s payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit and/or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available. However, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at March 31, 2007 and December 31, 2006, respectively:

	March 31,	December 31,
(Amounts in thousands)	2007	2006

Cash and cash equivalents (substantially restricted)	$1,274,768	$973,931
Receivables (substantially restricted)	1,599,654	1,758,682
Trading investments (substantially restricted)	107,000	145,500
Available for sale investments (substantially restricted)	5,490,141	5,690,600

	8,471,563	8,568,713
Amounts restricted to cover payment service obligations	(8,129,757)	(8,209,789)

Unrestricted assets	$341,806	$358,924

4. Investments (Substantially Restricted)
The amortized cost and fair value of available-for-sale investments were as follows at March 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$624,034	$21,211	$(181)	$645,064
Commercial mortgage-backed securities	383,307	5,861	(1,020)	388,148
Residential mortgage-backed securities	1,602,965	4,494	(18,628)	1,588,831
Other asset-backed securities	2,220,120	31,964	(31,093)	2,220,991
U.S. government agencies	342,982	2,413	(4,763)	340,632
Corporate debt securities	271,126	7,461	(396)	278,191
Preferred and common stock	30,175	3	(1,894)	28,284

Total	$5,474,709	$73,407	$(57,975)	$5,490,141

The amortized cost and fair value of available-for-sale investments were as follows at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$765,525	$25,006	$(490)	$790,041
Commercial mortgage-backed securities	585,611	6,659	(2,148)	590,122
Residential mortgage-backed securities	1,623,220	3,876	(23,219)	1,603,877
Other asset-backed securities	1,992,164	36,920	(7,839)	2,021,245
U.S. government agencies	342,749	2,564	(6,589)	338,724
Corporate debt securities	311,465	7,745	(470)	318,740
Preferred and common stock	30,175	13	(2,337)	27,851

Total	$5,650,909	$82,783	$(43,092)	$5,690,600

At March 31, 2007 and December 31, 2006, no investments were classified as held-to-maturity. Trading investments have contractual maturities ranging from the year 2029 to 2049, with auction dates typically 28 days after the date the Company purchases the security. The amortized cost and fair value of available-for-sale securities at March 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

In one year or less	$20,222	$20,279
After one year through five years	443,202	448,415
After five years through ten years	505,951	518,814
After ten years	268,767	276,379
Mortgage-backed and other asset-backed securities	4,206,392	4,197,970
Preferred and common stock	30,175	28,284

Total	$5,474,709	$5,490,141

At March 31, 2007 and December 31, 2006, net unrealized gains of $15.4 million ($9.6 million net of tax) and $39.7 million ($24.6 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three months ended March 31, 2007 and 2006, gains (losses) of $0.5 million and $(0.3) million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale of the underlying securities.
Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows:

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Gross realized gains	$3,793	$1,637
Gross realized losses	(1,951)	(1,265)
Other-than-temporary impairments	(978)	(792)

Net securities gains (losses)	$864	$(420)

In the first quarter of 2007, impairments related to investments backed by home equity loans. In the first quarter of 2006, impairments related primarily to investments backed by automobile and aircraft collateral.
At March 31, 2007, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$5,264	$(26)	$5,192	$(155)	$10,456	$(181)
Commercial mortgage-backed securities	44,602	(398)	38,161	(622)	82,763	(1,020)
Residential mortgage-backed securities	228,585	(779)	1,093,686	(17,849)	1,322,271	(18,628)
Other asset-backed securities	732,568	(24,710)	292,473	(6,383)	1,025,041	(31,093)
U.S. government agencies	—	—	322,941	(4,763)	322,941	(4,763)
Corporate debt securities	30,774	(14)	14,619	(382)	45,393	(396)
Preferred and common stock	15,540	(167)	12,738	(1,727)	28,278	(1,894)

	$1,057,333	$(26,094)	$1,779,810	$(31,881)	$2,837,143	$(57,975)

At December 31, 2006, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$22,467	$(180)	$25,075	$(310)	$47,542	$(490)
Commercial mortgage-backed securities	97,747	(812)	110,859	(1,336)	208,606	(2,148)
Residential mortgage-backed securities	173,179	(653)	1,213,278	(22,566)	1,386,457	(23,219)
Other asset-backed securities	292,742	(2,066)	318,944	(5,773)	611,686	(7,839)
U.S. government agencies	—	—	321,117	(6,589)	321,117	(6,589)
Corporate debt securities	6,306	(7)	60,832	(463)	67,138	(470)
Preferred and common stock	5,663	(45)	12,173	(2,292)	17,836	(2,337)

	$598,104	$(3,763)	$2,062,278	$(39,329)	$2,660,382	$(43,092)

The Company has determined that the unrealized losses reflected above represent temporary impairments. As of March 31, 2007 and December 31, 2006, 169 and 188 securities had unrealized losses for more than 12 months, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at March 31, 2007 and December 31, 2006 are primarily due to changes in interest rates. The Company has both the intent and ability to hold these investments to maturity.
Of the $58.0 million of unrealized losses at March 31, 2007, $3.1 million relate to one residential mortgage-backed security and one asset-backed security, which each have an unrealized loss greater than 20 percent of amortized cost. These securities were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and deemed to be temporarily impaired. The remaining $54.9 million of unrealized losses at March 31, 2007 relate to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being or becoming other than temporarily impaired. Of the $54.9 million, $43.0 million relate to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s equivalent rating of AAA, AA, A or BBB. The remaining $11.9 million is comprised of $9.4 million of U.S. government agency fixed income securities, $2.4 million of asset-backed securities and $0.1 million of residential mortgage-backed securities.
5. Derivative Financial Instruments
The notional amount of the Company’s swap agreements totaled $2.1 billion and $2.6 billion at March 31, 2007 and December 31, 2006, respectively, with an average fixed pay rate of 4.2 percent and 4.3 percent, respectively, and an average variable receive rate of 5.2 percent at both March 31, 2007 and December 31, 2006. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6-month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material for the three months ended March 31, 2007 and 2006. As of March 31, 2007, the Company estimates that $6.3 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled.
6. Sale of Receivables
The balance of sold receivables as of March 31, 2007 and December 31, 2006 was $375.4 million and $297.6 million, respectively. The average receivables sold totaled $370.1 million and $393.0 million during the three months ended March 31, 2007 and 2006, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $6.1 million and $5.7 million for the three months ended March 31, 2007 and 2006, respectively.
7. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN No. 48 is reported as an adjustment to the opening balance of retained income. As a result of the implementation of FIN No. 48, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income.
As of January 1, 2007, the liability for unrecognized tax benefits was $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could affect the effective tax rate if recognized. The balance at January 1, 2007 includes $5.7 million for interest and penalties. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income. During the three months ended March 31, 2007, the Company recognized $0.8 million in interest and penalties.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years prior to 2001. The Company is currently subject to certain state and foreign income tax examinations for 2001 through 2004.
For the three months ended March 31, 2007 and 2006, the effective tax rate was 32.3 percent.
8. Stockholders’ Equity
As of March 31, 2007, the Company has 83,242,682 shares of common stock outstanding. During the three months ended March 31, 2007, the Company repurchased 500,000 shares of its common stock at an average cost of $29.47 per share. As of March 31, 2007, the Company has remaining authorization to purchase up to 1,325,000 shares of its common stock. Following is a summary of common stock issued and outstanding:

	March 31,	December 31,
(Amounts in thousands)	2007	2006

Common shares issued	88,556	88,556
Treasury stock	(4,857)	(4,286)
Restricted stock	(251)	(323)
Shares held in employee equity trust, at cost	(205)	(456)

Common shares outstanding	83,243	83,491

Following is a summary of treasury stock share activity during the three months ended March 31, 2007 and 2006:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2005	2,701
Stock repurchases	484
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	64

Balance at March 31, 2006	3,249

Balance at December 31, 2006	4,286
Stock repurchases	500
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock	71

Balance at March 31, 2007	4,857

The Company has an employee equity trust (the “Trust”) used to fund the issuance of shares under employee compensation and benefit plans. The fair value of the shares held by the Trust is recorded in the “Unearned employee benefits” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the three months ended March 31, 2007, the Company released 251,846 shares upon the exercise of stock options and the vesting of restricted stock.

The components of accumulated other comprehensive loss include:

	March 31,	December 31,
(Amounts in thousands)	2007	2006

Unrealized gain on securities classified as available-for-sale	$9,567	$24,607
Unrealized gain on derivative financial instruments	5,705	11,345
Cumulative foreign currency translation adjustments	6,307	6,011
Prior service cost for pension and postretirement benefits, net of tax	(1,086)	(1,115)
Unrealized losses on pension and postretirement benefits, net of tax	(46,478)	(47,140)

Accumulated other comprehensive loss	$(25,985)	$(6,292)

9. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan, the combined supplemental executive retirement plans (“SERPs”) and defined benefit postretirement plans for the three months ended March 31, 2007 and 2006 includes the following components:

	Pension and SERPs		Postretirement Benefits
Three Months Ended March 31,	2007	2006	2007	2006
(Amounts in thousands)

Service cost	$574	$480	$174	$159
Interest cost	2,975	2,896	209	179
Expected return on plan assets	(2,521)	(2,231)	—	—
Amortization of prior service cost	121	176	(74)	(74)
Recognized net actuarial loss	1,057	1,080	23	6

Net periodic pension cost	$2,206	$2,401	$332	$270

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.1 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively. The Company made contributions to the combined SERPs totaling $0.9 million during the three months ended March 31, 2007. No contributions were made to the defined benefit pension plan during the three months ended March 31, 2007. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $2.9 million during the three months ended March 31, 2006. Benefits paid through, and contributions made to, the defined benefit postretirement plan were less than $0.1 million during each of the three months ended March 31, 2007 and 2006.
The net loss and prior service cost for the defined benefit pension plan and SERPs that the Company amortized from “Accumulated other comprehensive loss” into net periodic benefit expense was $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the first quarter of 2007. The net loss and prior service credit for the defined benefit postretirement plan that the Company amortized from “Accumulated other comprehensive loss” into net periodic benefit expense was less than $0.1 million (less than $0.1 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the first quarter of 2007.
Contribution expense for the 401(k) defined contribution plan totaled $0.8 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.5 million and $2.1 million during the three months ended March 31, 2007 and 2006, respectively.
10. Debt
On March 31, 2007 and December 31, 2006, the interest rate under the Company’s bank credit facility was 5.85 percent and 5.86 percent, respectively, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. At March 31, 2007 and December 31, 2006, the interest rate debt swaps used to hedge the cash flows of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.

11. Stock-Based Compensation
Option awards are granted with an exercise price equal to the quoted market price (average of the high and low price) of the Company’s common stock on the date of grant. Stock options granted in 2007 become exercisable over a three-year period in equal installments and have a term of ten years. For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

	2007	2006

Expected dividend yield	0.7%	0.6%
Expected volatility	29.1%	26.5%
Risk-free interest rate	4.6%	4.7%
Expected life	6.5 years	6.5 years
Following is a summary of stock option activity:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	($000)

Options outstanding at December 31, 2006	4,099,514	$19.52
Granted	394,500	29.26
Exercised	(77,616)	18.05
Forfeited	(8,870)	22.37

Options outstanding at March 31, 2007	4,407,528	$20.41	5.23 years	$33,756

Vested or expected to vest at March 31, 2007	4,004,556	$20.53	5.48 years	$29,453

Options exercisable at March 31, 2007	3,423,687	$18.94	4.42 years	$30,827

The weighted-average grant date fair value of options granted during 2007 and 2006 was $11.64 and $10.38, respectively.
The Company has granted both restricted stock and performance-based restricted stock. Restricted stock typically vests three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted subsequent to 2002 will vest in a three-year period from the date of grant in an equal number of shares each year. Future vesting in all cases is subject generally to continued employment with MoneyGram. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock.

Restricted stock awards are valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2006	322,998	$22.39
Granted	92,430	29.25
Vested and issued	(164,028)	19.97
Forfeited	—	—

Restricted stock outstanding at March 31, 2007	251,400	$26.50

Following is a summary of pertinent information related to the Company’s stock-based awards:

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Fair value of options vesting during period	$2,595	$5,559
Fair value of restricted stock vesting during period	4,955	11,607
Expense recognized related to options	1,046	581
Expense recognized related to restricted stock	548	600
Intrinsic value of options exercised	860	3,865
Cash received from option exercises	1,338	8,130
Tax benefit realized for tax deductions from option exercises	434	1,421
As of March 31, 2007, the Company’s unvested stock-based awards had the following unrecognized compensation expense and remaining vesting periods:

		Restricted
(Amounts in Thousands)	Options	Stock

Unrecognized compensation expense	$8,701	$5,030
Remaining weighted average vesting period	2.17 years	2.0 years
As of March 31, 2007, the Company has remaining authorization to issue awards of up to 6,429,092 shares of common stock under its 2005 Omnibus Incentive Plan.
For the three months ended March 31, 2007 and 2006, options to purchase 581,777 shares and 19,556 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options are generally antidilutive if the exercise price of the option is greater than the quoted market price of the Company’s common stock for the period presented.
12. Commitments and Contingencies
At March 31, 2007, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted reverse purchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $11.1 million of letters of credit, all of which are outstanding at March 31, 2007. Letters of credit totaling $1.1 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.

The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2007, the total amount of unfunded commitments related to these agreements was $2.0 million.
13. New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The standard also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to our Consolidated Financial Statements.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. As discussed in Note 7, the Company adopted FIN No. 48 on January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on January 1, 2008. The Company is evaluating the impact of this pronouncement on its Consolidated Financial Statements.
In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”). DIG B40 provides the circumstances in which an embedded derivative of a securitized interest in a prepayable financial asset would not be subject to bifurcation. The Company adopted DIG B40 on January 1, 2007 with no material impact to our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact of this pronouncement on its Consolidated Financial Statements.
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
As of March 31, 2007, the minimum commission guarantees had a maximum payment of $27.7 million over a weighted average remaining term of 3.0 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. In fiscal 2006, the Company paid $3.0 million under these guarantees, or approximately 40 percent of the estimated maximum payment for the year. As of March 31, 2007, the liability for minimum commission guarantees is $5.0 million.
15. Segment Information
The Company’s business is conducted through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The following table reconciles segment operating income to the income from continuing operations before income taxes as reported in the Consolidated Financial Statements:

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Revenue:
Global Funds Transfer:
Money transfer, including bill payment	$190,104	$144,987
Retail money order	36,532	38,000

	226,636	182,987

Payment Systems:
Official check and outsourcing services	76,169	72,942
Other	7,028	7,743

	83,197	80,685

Other	218	—

Total revenue	$310,051	$263,672

Operating Income:
Global Funds Transfer	$37,551	$39,907
Payment Systems	9,566	10,323

	47,117	50,230

Interest expense	(1,958)	(1,947)
Other unallocated expenses	(1,068)	(2,595)

Income before income taxes	$44,091	$45,688

The following table presents depreciation and amortization expense and capital expenditures by segment:

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Depreciation and amortization:
Global Funds Transfer	$10,451	$7,482
Payment Systems	1,229	950

Total depreciation and amortization	$11,680	$8,432

Capital expenditures:
Global Funds Transfer	$13,409	$17,143
Payment Systems	1,520	3,454

Total capital expenditures	$14,929	$20,597

The following table presents revenue by major geographic area:

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

United States	$244,020	$213,754
Foreign	66,031	49,918

Total revenue	$310,051	$263,672

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
Summary
Following are significant items affecting operating results in the first quarter of 2007:
•	Our Global Funds Transfer segment revenue grew 24 percent over the first quarter of 2006, driven by 30 percent growth in money transfer transaction volume and 31 percent money transfer revenue growth.

•	The net investment margin of 2.21 percent (see Table 3) decreased from 2.31 percent in the first quarter of 2006, primarily due to lower levels of cash recoveries from previously impaired securities and lower average investable balances.

•	Fee and other revenue increased 26 percent from the first quarter of 2006 to $213 million, driven primarily by growth in money transfer transaction volume.

•	Expenses increase of 24 percent, driven by increased headcount, higher advertising and marketing investments, infrastructure costs supporting the growth in money transfer, and the incremental expenses attributable to the acquisition of our super agent in Italy, Money Express, which we acquired in the second quarter of 2006.

Table 1 — Results of Operations

			2007	As a Percentage
			vs.	of Total Revenue
Three Months Ended March 31,	2007	2006	2006	2007	2006
(Amounts in Thousands)			(%)	(%)	(%)

Revenue:
Fee and other revenue	$213,133	$169,132	26	69	64
Investment revenue	96,054	94,960	1	31	36
Net securities gains (losses)	864	(420)	NM	0	0

Total revenue	310,051	263,672	18	100	100
Fee commissions expense	90,012	67,484	33	29	26
Investment commissions expense	62,248	58,789	6	20	22

Total commissions expense	152,260	126,273	21	49	48

Net revenue	157,791	137,399	15	51	52

Expenses:
Compensation and benefits	50,031	40,627	23	16	15
Transaction and operations support	39,614	32,087	23	13	12
Depreciation and amortization	11,680	8,432	39	4	3
Occupancy, equipment and supplies	10,417	8,618	21	3	3
Interest expense	1,958	1,947	1	1	1

Total expenses	113,700	91,711	24	37	34

Income before income taxes	44,091	45,688	(3)	14	18
Income tax expense	14,252	14,753	(3)	4	6

Net income	$29,839	$30,935	(4)	10	12

NM = Not meaningful
For the first quarter of 2007, total revenue and net revenue grew 18 percent and 15 percent, respectively, over the first quarter of 2006 due to transaction growth in the money transfer business. Total expenses, excluding commissions, increased 24 percent over the first quarter of 2006, primarily due to headcount, marketing expenditures and investment in compliance and technology infrastructure. Headcount was higher as we increased our support functions, particularly customer service, and staffed our retail locations in Western Europe to support the expansion of the money transfer business and also added headcount from the acquisition of Money Express in the second quarter of 2006. Marketing expenditures increased due to global brand initiatives.
Table 2 — Net Fee Revenue Analysis

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Fee and other revenue	$213,133	$169,132	26%
Fee commissions expense	(90,012)	(67,484)	33%

Net fee revenue	$123,121	$101,648	21%

Commissions as a % of fee and other revenue	42.2%	39.9%

Fee and other revenue is comprised primarily of fees on money transfers and also includes fees on money orders and official check transactions. It is a growing portion of our total revenue, increasing to 69 percent of total revenue for the first quarter of 2007 from 64 percent for the same period in 2006. Fee and other revenue in the first quarter of 2007 increased by 26 percent compared to the same period in the prior year, primarily driven by the growth in the money transfer business. Growth in money transfer revenue (including urgent bill payment) outperformed growth in money transfer transaction volume for the first time in the last four quarters due to the lapping of our simplified pricing initiatives and a stronger Euro exchange rate. We anticipate money transfer revenue and money transfer volume growth percentages will remain closely correlated subject to fluctuations in the Euro exchange rate, pricing initiatives and product mix (money transfer transaction growth versus urgent bill payment transaction growth). See further discussion under Table 6 – Global Funds Transfer Segment.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. For the first quarter of 2007, fee commissions expense increased 33 percent compared to the same period in 2006, primarily driven by higher money transfer transaction volume and tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying for performance and allowing them to participate in adding market share for MoneyGram.
Net fee revenue increased 21 percent in the first quarter of 2007 compared to the same period in 2006. The increase in net fee revenue is driven by the increase in money transfer transactions. Growth in net fee revenue was less than fee and other revenue growth, primarily due to tiered commissions. In addition, our payment systems products fee revenue decreased 13 percent in the first quarter of 2007 compared to the first quarter of 2006 due to lower transaction volumes.
Table 3 – Net Investment Revenue Analysis

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Components of net investment revenue:
Investment revenue	$96,054	$94,960	1%
Investment commissions expense (1)	(62,248)	(58,789)	6%

Net investment revenue	$33,806	$36,171	-7%

Average balances:
Cash equivalents and investments	$6,193,230	$6,343,281	-2%
Payment service obligations (2)	4,662,777	4,792,925	-3%

Average yields earned and rates paid (3) :
Investment yield	6.29%	6.07%	0.22%
Investment commission rate	5.41%	4.97%	0.44%
Net investment margin	2.21%	2.31%	-0.10%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($370.1 million and $393.0 million for the three months ended March 31, 2007 and 2006, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.

Investment revenue increased one percent in the first quarter of 2007 compared to the same period in 2006 due to higher yields on the portfolio, partially offset by lower investable balances. We anticipate that our average investable balances will be in the range of $6.0 billion to $6.3 billion for 2007. Investment revenue for first quarter of 2006 includes $3.8 million of cash flows from previously impaired investments and income from limited partnership interests.
Investment commissions expense increased six percent in the first quarter of 2007 compared to the same period in 2006 as rising short-term rates resulted in higher commissions paid to financial institution customers, partially offset by the impact of payments from our swap counterparties. The Company had $2.1 billion of outstanding swaps with an average fixed pay rate of 4.2 percent at March 31, 2007 compared to $2.6 billion with an average fixed pay rate of 4.3 percent at December 31, 2006. Approximately $475 million of swaps matured in the first quarter of 2007 with an average fixed pay rate of 5.0 percent. Additional swaps of $375 million, $300 million and $50 million with an average fixed pay rate of 3.7 percent, 3.9 percent and 5.6 percent will mature in the second, third and fourth quarters of 2007, respectively. We expect replacement swaps, if any, will be at higher average rates than maturing swaps.
Net investment revenue decreased seven percent in the first quarter of 2007 compared to the prior year, with the net investment margin decreasing 10 basis points to 2.21 percent, as compared to 2.31 percent for the first quarter of 2006. This was due to lower cash recoveries from previously impaired securities and lower average investable balances, partially offset by higher yields and the impact of swaps.
Table 4 — Summary of Gains, Losses and Impairments

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Gross realized gains	$3,793	$1,637	$2,156
Gross realized losses	(1,951)	(1,265)	(686)
Other-than-temporary impairments	(978)	(792)	(186)

Net securities gains (losses)	$864	$(420)	$1,284

The Company had a net securities gain of $0.9 million in the first quarter of 2007 compared to a net securities loss of $0.4 million in the first quarter of 2006, primarily due to higher realized gains in the first quarter of 2007. Impairments in the first quarter of 2007 related to investments backed by home equity loans while impairments in the first quarter of 2006 related primarily to investments backed by automobile and aircraft collateral.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased 23 percent in the first quarter of 2007 compared to the same period in 2006 due to higher headcount supporting the growth of the money transfer business. In the first quarter of 2007, the number of employees increased 22 percent over the first quarter of 2006, as we increased our support functions, particularly customer service, and staffed our retail locations in Western Europe and added headcount from the acquisition of Money Express. We expect compensation and benefits to increase in 2007 compared to 2006 due to additional headcount to support the growth of the money transfer business and annual merit increases.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased 23 percent in the first quarter of 2007 compared to the same period in 2006, primarily due to increased professional service costs and marketing expenditures. Professional fees increased 38 percent from the first quarter of 2006 to support enhancements to our technology systems and compliance activities. Marketing expenditures increased 27 percent from the first quarter of 2006 primarily due to a 24 percent increase in agent locations.
We continue to see a trend among state and federal regulators toward enhanced scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we anticipate that our transaction expenses will increase due to marketing spending, investment in the agent network and development of our retail network in Western Europe. However, we anticipate these expenses will grow at a moderately lower rate than in 2006, based on our assumed agent network growth of 15 to 20 percent.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense in the first quarter of 2007 increased 39 percent over the same period in 2006 primarily due to the depreciation of signage, amortization of computer hardware and capitalized software acquired to enhance our support functions and the amortization of acquired intangible assets.
The Company is currently implementing a new system to provide improved connections between our agents and our marketing, sales, customer service and accounting functions. The new system and associated processes are intended to increase the flexibility of our back office, thereby improving operating efficiencies. As we continue to invest in the infrastructure for future growth, we expect that our depreciation and amortization expense will increase.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense in the first quarter of 2007 increased 21 percent over the same period in 2006, as we had higher office rent, freight and delivery, supplies expense, software expense and maintenance, partially offset by lower equipment expense and maintenance. Office rent has increased due to normal annual increases and expanded locations. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Freight and delivery and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense in the first quarter of 2007 was flat compared to the same period in 2006 as receipts under our cash flow hedges offset rising interest rates.
Income taxes — For the three months ended March 31, 2007, the effective tax rate of 32.3 percent was consistent with the first quarter of 2006.
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
MoneyGram acquired Money Express for $15.0 million, subject to purchase price adjustments. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company is in the process of finalizing the valuation of intangible assets, among other items from this acquisition, which may result in adjustment to the purchase price allocation. Purchased intangible assets of $7.2 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Preliminary goodwill of $17.0 million was recorded and assigned to the Company’s Global Funds Transfer segment. The Company will finalize the purchase price allocation during the second quarter of 2007.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income.
Segment Performance
We measure financial performance by our two business segments — Global Funds Transfer and Payment Systems. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Through our agent network, the Global Funds Transfer segment provides our retail consumers with money transfer services, domestic money orders and bill payment services. The Payment Systems segment provides official check services and money orders for financial institutions and controlled disbursements processing for our business customers. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses represent pension and benefit obligation expense. Table 5 reconciles segment operating income to income before income taxes as reported in the financial statements.
Table 5 — Segment Information

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Operating income:
Global Funds Transfer	$37,551	$39,907	-6%
Payment Systems	9,566	10,323	-7%

Total segment operating income	47,117	50,230	-6%

Interest expense	1,958	1,947	1%
Other unallocated expenses	1,068	2,595	-59%

Income before income taxes	$44,091	$45,688	-3%

Table 6 — Global Funds Transfer Segment

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Money transfer revenue	$190,104	$144,987	31%
Retail money orders	36,532	38,000	-4%

Total revenue	226,636	182,987	24%

Commissions	(95,032)	(72,148)	32%

Net revenue	$131,604	$110,839	19%

Operating income	$37,551	$39,907	-6%
Operating margin	16.6%	21.8%
Total revenue is comprised primarily of fees on money transfers, as well as fees on retail money orders and urgent bill payment products, investment revenue and securities gains and losses. Total Global Funds Transfer segment revenue continues to be driven by the growth in the money transfer business. Money transfer revenue (including urgent bill payment) growth of 31 percent in the first quarter of 2007 compared to the same period in 2006 continued to align with the 30 percent transaction volume growth rate due to the lapping of the first year of our simplified pricing initiatives, a nine percent increase in the Euro exchange rate and continued shift in product mix (money transfer transaction growth versus urgent bill payment transaction growth). Our simplified pricing initiatives include reducing the number of pricing tiers or bands and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
Domestic originated transactions (including urgent bill payment) increased 32 percent in the first quarter of 2007 compared to the same period in 2006 with growth across all corridors, while international, or transactions originating outside of North America, grew 36 percent compared to the same period in 2006. Transaction volume to Mexico grew 12 percent in the first quarter of 2007 compared to the same period in 2006 and represented ten percent of our total transactions. The growth in money transfer transactions is a result of our continued network expansions and targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base grew 24 percent in the first quarter of 2007 compared to the same period in 2006, primarily in the international markets, including India, to approximately 114,000 agent locations. As expected, retail money order volume declined four percent in the first quarter of 2007 compared to the same period in 2006.

Investment revenue in Global Funds Transfer decreased four percent in the first quarter of 2007 compared to the same period in 2006, primarily due to lower average investable balances, which was partially offset by higher yields earned on the portfolio. Global Funds Transfer realized $0.9 million of income from limited partnership interests and pretax cash flow recoveries from previously impaired investments in the first quarter of 2006.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for the first quarter of 2007 increased 32 percent compared to the same period in 2006, primarily driven by the transaction volume growth in money transfer, increases in the Euro exchange rate and tiered commission rates paid to certain agents. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. In the first quarter of 2006, we had not reached the tiered commissions.
Operating income decreased six percent in the first quarter of 2007 compared to the same period in 2006. Increased headcount had the biggest impact on operating income for the first quarter of 2007 followed by marketing expense. Other operating costs increased to support the added headcount, the buildout of retail locations in Western Europe and regulatory compliance initiatives. Operating income in 2006 included $0.9 million of the recoveries described above. Similarly, the operating margin for the first quarter of 2007 decreased to 16.6 percent from 21.8 percent in the same period in 2006. Compared to the first quarter, we expect operating margin to increase in the latter half of 2007.
Table 7 — Payment Systems Segment

			2007
			vs.
Three Months Ended March 31,	2007	2006	2006
(Amounts in Thousands)

Official check and outsourcing services	$76,169	$72,942	4%
Other revenue	7,028	7,743	-9%

Total revenue	83,197	80,685	3%

Commissions	(57,228)	(54,124)	6%

Net revenue	$25,969	$26,561	-2%

Operating income	$9,566	$10,323	-7%
Operating margin	11.5%	12.8%

Taxable equivalent basis (1) :
Revenue	$87,091	$85,112	2%
Commissions	(57,228)	(54,124)	6%
Operating income	13,460	14,750	-9%
Operating margin	15.5%	17.3%

(1)	The taxable equivalent basis numbers (commonly used by financial institutions) are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $3.9 million and $4.4 million for the first quarter of 2007 and 2006, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.

Total revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue increased three percent in the first quarter of 2007 compared to the same period in 2006, primarily due to higher yields on the investment portfolio related to increases in short-term interest rates, partially offset by lower average investable balances. Included in investment revenue for the first quarter of 2006 is $2.9 million of pretax cash flows from previously impaired investments and income from limited partnership interests.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased six percent in the first quarter of 2007 compared to the same period in 2006, primarily due to higher short-term interest rates resulting in higher commissions paid to financial institution customers, partially offset by the impact of swaps.
Operating margin in the first quarter of 2007 was 11.5 percent (15.5 percent on a taxable equivalent basis) as compared to 12.8 percent (17.3 percent on a taxable equivalent basis) in the same period in 2006. The operating margin for the first quarter of 2006 benefited by 3.2 percentage points from pretax cash flows from previously impaired securities and income from limited partnership interests.
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
At March 31, 2007, we had cash and cash equivalents of $1.3 billion, receivables of $1.6 billion and investments of $5.6 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
We are regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks. However, we restrict a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit and sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.
As of March 31, 2007 and December 31, 2006, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 8. These amounts are generally available. However, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

Table 8 — Unrestricted Assets

	March 31,	December 31,
	2007	2006
(Amounts in Thousands)

Cash and cash equivalents (substantially restricted)	$1,274,768	$973,931
Receivables (substantially restricted)	1,599,654	1,758,682
Trading investments (substantially restricted)	107,000	145,500
Available for sale investments (substantially restricted)	5,490,141	5,690,600

	8,471,563	8,568,713
Amounts restricted to cover payment service obligations	(8,129,757)	(8,209,789)

Unrestricted assets	$341,806	$358,924

The decrease in unrestricted assets is primarily due to changes in our working capital resulting from repurchases of our common stock, payment of dividends, capital expenditures and fluctuations in the market value of our investments, partially offset by the timing of normal operating activities.
Table 9 — Cash Flows Used In Operating Activities

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Net income	$29,839	$30,935
Total adjustments to reconcile net income	8,490	3,431

Net cash provided by operating activities before changes in payment service assets and obligations	38,329	34,366

Change in cash and cash equivalents (substantially restricted)	(296,356)	(130,306)
Change in trading investments, net (substantially restricted)	38,500	105,700
Change in receivables, net (substantially restricted)	157,119	(32,812)
Change in payment service obligations	(80,032)	(71,589)

Net change in payment service assets and obligations	(180,769)	(129,007)

Net cash used in operating activities	$(142,440)	$(94,641)

Table 9 summarizes the net cash flows used in operating activities. For the first quarter of 2007, net cash provided by operating activities before changes in payment service assets and obligations increased $4.0 million to $38.3 million due to increased adjustments to reconcile net income. Included in adjustments to reconcile net income is increased depreciation and amortization expense, changes in other assets, partially offset by net amortization of investment premiums and discounts, lower net income and changes in accounts payable and other liabilities. The changes in other assets and accounts payable and other liabilities is due to the timing of payment.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.

Table 10 — Cash Flows Provided By Investing Activities

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Net investment activity	$174,611	$122,636
Purchases of property and equipment	(14,929)	(20,597)
Cash paid for acquisitions	(55)	—

Net cash provided by investing activities	$159,627	$102,039

Table 10 summarizes the net cash provided by investing activities. Investing activities primarily consist of activity within our investment portfolio. Other investing activity consisted of the use of cash of $14.9 million and $20.6 million in the first quarter of 2007 and 2006, respectively, for the purchase of property and equipment. Capital expenditures related to our continued investment in the money transfer platform and compliance activities. During the first quarter of 2006, we acquired the remaining 50 percent interest in a corporate aircraft.
Table 11 — Cash Flows Used in Financing Activities

Three Months Ended March 31,	2007	2006
(Amounts in Thousands)

Proceeds and tax benefit from exercise of share-based compensation	$1,772	$9,551
Purchase of treasury stock	(14,733)	(13,536)
Cash dividends paid	(4,226)	(3,413)

Net cash used in financing activities	$(17,187)	$(7,398)

Table 11 summarizes the net cash flows used in financing activities. Financing activities used $17.2 million and $7.4 million in the first quarter of 2007 and 2006, respectively. Sources of cash relate primarily to the exercise of share-based compensation, which provided $1.3 million and $8.1 million during the first quarter of 2007 and 2006, respectively. The exercise of share-based compensation also generated $0.4 million and $1.4 million of tax benefits in the first quarter of 2007 and 2006, respectively. Cash used by financing activities relate primarily to our purchase of $14.7 million and $13.5 million of treasury stock during the first quarter of 2007 and 2006, respectively. In addition, we paid $4.2 million and $3.4 million in dividends during the first quarter of 2007 and 2006, respectively.
Other Funding Sources and Requirements
We have a bank credit facility providing $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. At March 31, 2007, we had outstanding borrowings under the credit facility consisting of $50.0 million under the revolving credit facility and a $100.0 million term loan. The maturity date of the credit facility and term loan is June 2010. The credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the credit facility and the term loan is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The usage fees on the facility range from 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. At March 31, 2007, the interest rate under the bank credit facility was 5.85 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent.
The remaining availability under the bank credit facility may be used for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At March 31, 2007, we were in compliance with all of the covenants under the bank credit facility.
At March 31, 2007 and December 31, 2006, the interest rate debt swaps used to hedge the cash flows of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 to the Consolidated Financial Statements for further information regarding the Company’s portfolio of derivative financial instruments.

At March 31, 2007, we had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted reverse purchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $11.1 million of letters of credit, all of which are outstanding at March 31, 2007. Letters of credit totaling $1.1 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2007, the total amount of unfunded commitments related to these agreements was $2.0 million.
Table 12 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in Thousands)	Total	1 year	1-3 years	3-5 years	5 years

Debt, including interest payments	$178,519	$8,775	$17,550	$152,194	$—
Operating leases	51,152	8,494	22,343	10,255	10,060
Derivative financial instruments	11,380	10,110	1,862	(592)	—
Other obligations	2,039	2,039	—	—	—
Capital lease obligations	45	45	—	—	—

Total contractual cash obligations	$243,135	$29,463	$41,755	$161,857	$10,060

Debt consists of principal amounts outstanding under the revolving credit facility and term loan at March 31, 2007, as described in Note 10 to the Consolidated Financial Statements, as well as related interest payments. As described above, interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.85 percent, which is the rate in effect on March 31, 2007. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. MoneyGram did not make a contribution to the funded pension plans during the first quarter of 2007. There are no required contributions for the funded pension plan in 2007, however, the Company may choose to make contributions during the remainder of 2007. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the first quarter of 2007, we paid benefits totaling $0.9 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.2 million in the remainder of 2007. Expected contributions and benefit payments under these plans are not included in the table above.
As a result of the adoption of the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 we recorded a liability for unrecognized tax benefits of $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could affect the effective tax rate if recognized. As of March 31, 2007, the liability for unrecognized tax benefits is $39.4 million. This amount is not reflected in the table above.
Although no assurance can be given, we expect operating cash flows and short-term borrowings to be sufficient to finance our ongoing business, maintain adequate capital levels and meet debt and clearing agreement covenants and investment grade rating requirements. Should financing requirements exceed such sources of funds, we believe we have adequate external financing sources available to cover any shortfall, including unused commitments under our credit facilities.
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

Stockholders’ Equity
During the first quarter of 2007, we purchased 500,000 shares of our common stock at an average price of $29.47 per share. As of March 31, 2007, the Company has remaining authorization to purchase up to 1,325,000 shares of its common stock. On May 9, 2007, the Company’s Board of Directors approved an increase of the Company’s current authorization to purchase shares of common stock by an additional 5,000,000 shares to a total of 12,000,000 shares.
On February 15, 2007, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on April 2, 2007. On May 9, 2007, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on July 2, 2007. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
Sale of Receivables — We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. In the fourth quarter of 2006, the Company extended the agreement through December 2007. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average we sold receivables totaling $370.1 million during the first quarter of 2007, for a total discount of $5.3 million.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.
Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the first quarter of 2007. For further information regarding our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The standard also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to our Consolidated Financial Statements.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. As discussed in Note 7 to the Consolidated Financial Statements, the Company adopted FIN No. 48 on January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. This standard is effective for the Company on January 1, 2008. The Company is evaluating the impact of this pronouncement on its Consolidated Financial Statements.
In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”). DIG B40 provides the circumstances in which an embedded derivative of a securitized interest in a prepayable financial asset would not be subject to bifurcation. The Company adopted DIG B40 on January 1, 2007 with no material impact to our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. SFAS No. 159 is effective for the Company on January 1, 2008. The Company is evaluating the impact of this pronouncement on its Consolidated Financial Statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company believes that there have been no material changes in our market risk since December 31, 2006, except as set forth below. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company uses Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis for measuring and analyzing consolidated interest rate risk. VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon and given a certain level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its investment portfolio using a 95 percent confidence level and a one-month time horizon. The Company uses a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes the Company’s investment portfolio and interest rate derivative contracts.
At March 31, 2007, the VAR is $(16.9) million, given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio over the next month will exceed the $(16.9) million. The high, low and average VAR for the three months ended March 31, 2007 was $(21.2) million, $(16.9) million and $(19.1) million, respectively.
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
Table 13 – Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$5,091	$4,636	$2,908	$(1,535)	$(3,487)	$(8,995)
Percent change	3.5%	3.2%	2.0%	-1.1%	-2.4%	-6.2%
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures – As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting – During the quarter ended March 31, 2007, the Company implemented various process and information enhancements, principally related to the implementation of new general ledger and accounts payable software. This software implementation is part of an ongoing process and the Company plans to migrate other financial processing systems over the next few years. These process and information enhancements have resulted in modifications to the internal controls over general ledger and accounts payable systems.
Except as described above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There has been no material change in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, of up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, the Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2007, we have repurchased 5,675,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 1,325,000 shares.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended March 31, 2007. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program

January 1 - January 31, 2007	21,348	$31.50	0	1,825,000
February 1 - February 28, 2007	350,317	$29.81	300,000	1,525,000
March 1 - March 31, 2007	200,000	$28.77	200,000	1,325,000
ITEM 6. EXHIBITS
Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 10, 2007

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