Form 10-Q
period 2007-06-30
MONEYGRAM INTERNATIONAL INC
filed 2007-08-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2007

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
As of August 3, 2007, 82,871,794 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2007	2006

(Amounts in thousands, except share and per share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	987,918	973,931
Receivables (substantially restricted)	1,775,431	1,758,682
Trading investments (substantially restricted)	121,200	145,500
Available for sale investments (substantially restricted)	5,624,054	5,690,600
Property and equipment	155,565	148,849
Deferred tax assets	55,001	11,677
Derivative financial instruments	25,014	24,191
Intangible assets	13,855	15,453
Goodwill	421,078	421,316
Other assets	83,411	85,938

Total assets	$9,262,527	$9,276,137

LIABILITIES
Payment service obligations	$8,211,535	$8,209,789
Debt	150,000	150,000
Derivative financial instruments	154	3,490
Pension and other postretirement benefits	105,164	103,947
Accounts payable and other liabilities	177,264	139,848

Total liabilities	8,644,117	8,607,074

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares — $.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	71,710	71,900
Retained income	755,002	723,106
Unearned employee benefits	(7,281)	(17,185)
Accumulated other comprehensive loss	(62,617)	(6,292)
Treasury stock: 5,517,494 and 4,285,783 shares at June 30, 2007 and December 31, 2006, respectively	(139,290)	(103,352)

Total stockholders’ equity	618,410	669,063

Total liabilities and stockholders’ equity	$9,262,527	$9,276,137

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

(Amounts and shares in thousands, except per share data)

REVENUE
Fee and other revenue	$232,533	$186,837	$445,666	$355,968
Investment revenue	101,107	106,516	197,161	201,476
Net securities (losses) gains	(381)	(440)	483	(859)

Total revenue	333,259	292,913	643,310	556,585
Fee commissions expense	100,279	75,619	190,291	143,103
Investment commissions expense	65,320	63,036	127,568	121,825

Total commissions expense	165,599	138,655	317,859	264,928

Net revenue	167,660	154,258	325,451	291,657

EXPENSES
Compensation and benefits	50,363	43,093	100,394	83,721
Transaction and operations support	44,238	39,210	83,852	71,296
Depreciation and amortization	12,211	9,345	23,891	17,777
Occupancy, equipment and supplies	10,985	8,817	21,402	17,434
Interest expense	1,983	1,975	3,941	3,922

Total expenses	119,780	102,440	233,480	194,150

Income before income taxes	47,880	51,818	91,971	97,507
Income tax expense	15,521	15,112	29,773	29,865

NET INCOME	$32,359	$36,706	$62,198	$67,642

Basic earnings per share	$0.39	$0.43	$0.75	$0.80
Diluted earnings per share	$0.38	$0.42	$0.74	$0.78

Average outstanding common shares	82,922	84,727	83,194	84,552
Additional dilutive shares related to stock-based compensation	1,247	1,756	1,283	1,777

Average outstanding and potentially dilutive common shares	84,169	86,483	84,477	86,329

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

(Amounts in thousands)

NET INCOME	$32,359	$36,706	$62,198	$67,642
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized (losses) on available-for-sale securities:
Net holding (losses) arising during the period, net of tax (benefit) of ($28,401) and ($12,114) for the three months ended June 30, 2007 and 2006, respectively, and ($37,291) and ($30,994) for the six months ended June 30, 2007 and 2006, respectively	(46,336)	(19,765)	(60,841)	(50,570)
Reclassification adjustment for net realized losses (gains) included in net income, net of tax benefit (expense) of $145 and $167 for the three months ended June 30, 2007 and 2006, respectively, and ($184) and $327 for the six months ended June 30, 2007 and 2006, respectively	236	273	(300)	533

	(46,100)	(19,492)	(61,141)	(50,037)

Net unrealized gains on derivative financial instruments:
Net holding gains arising during the period, net of tax expense of $6,510 and $1,850, for the three months ended June 30, 2007 and 2006, respectively and $4,881 and $6,470 for the six months ended June 30, 2007 and 2006, respectively	10,623	3,019	7,963	10,557
Reclassifications adjustment for net unrealized (gains) losses included in net income, net of tax (expense) benefit of ($1,502) and $1,484 for the three months ended June 30, 2007 and 2006, respectively, and ($3,330) and $1,911 for the six months ended June 30, 2007 and 2006, respectively	(2,451)	2,421	(5,433)	3,118

	8,172	5,440	2,530	13,675

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $18 and $36 for the three and six months ended June 30, 2007, respectively	29	—	59	—

	29	—	59	—

Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $417 and $834 for the three and six months ended June 30, 2007, respectively	662	—	1,324	—

	662	—	1,324	—

Unrealized foreign currency translation gains, net of tax expense of $372 and $723 for the three months ended June 30, 2007 and 2006, respectively, and $553 and $1,544 for the six months ended June 30, 2007 and 2006, respectively	606	1,179	903	2,519

Other comprehensive loss	(36,631)	(12,873)	(56,325)	(33,843)

COMPREHENSIVE (LOSS) INCOME	$(4,272)	$23,833	$5,873	$33,799

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,359	$36,706	$62,198	$67,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,211	9,345	23,891	17,777
Investment impairment charges	517	1,647	1,495	2,439
Net gain on sale of investments	(136)	(1,207)	(1,978)	(1,580)
Net amortization of investment premium	(5,412)	(2,497)	(9,094)	(2,948)
Provision for uncollectible receivables	2,043	504	3,952	1,245
Other non-cash items, net	4,031	271	7,379	(1,816)
Changes in foreign currency translation adjustments	607	1,180	903	2,520
Changes in other assets	(858)	7,722	2,751	2,709
Changes in accounts payable and other liabilities	17,787	(3,956)	9,981	(3,269)

Total adjustments	30,790	13,009	39,280	17,077
Change in cash and cash equivalents (substantially restricted)	291,451	185,091	(4,905)	54,785
Change in trading investments, net (substantially restricted)	(14,200)	(16,775)	24,300	88,925
Change in receivables, net (substantially restricted)	(177,820)	(158,175)	(20,701)	(190,987)
Change in payment service obligations	81,778	94,751	1,746	23,162

Net cash provided by operating activities	244,358	154,607	101,918	60,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	20,547	309,575	113,486
Proceeds from maturities of investments classified as available-for-sale	186,038	193,587	387,859	386,306
Purchases of investments classified as available-for-sale	(392,722)	(329,719)	(729,507)	(492,741)
Purchases of property and equipment	(15,082)	(19,428)	(30,011)	(40,025)
Cash paid for acquisitions	(1,061)	(12,414)	(1,116)	(13,052)

Net cash used in investing activities	(222,827)	(147,427)	(63,200)	(46,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and tax benefit from exercise of share-based compensation	1,359	11,442	3,131	20,993
Purchase of treasury stock	(18,777)	(15,198)	(33,510)	(28,734)
Cash dividends paid	(4,113)	(3,424)	(8,339)	(6,837)

Net cash used in financing activities	(21,531)	(7,180)	(38,718)	(14,578)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except per share data)	Stock	Capital	Income	and Other	Loss	Treasury	Total

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net income			62,198				62,198
Dividends ($0.10 per share)			(8,339)				(8,339)
Employee benefit plans		(190)		9,904		(2,428)	7,286
Treasury shares acquired						(33,510)	(33,510)
Unrealized foreign currency translation adjustment					903		903
Unrealized loss on available-for-sale securities, net of tax					(61,141)		(61,141)
Unrealized gain on derivative financial instruments					2,530		2,530
Amortization of prior service cost for pension and postretirement benefits, net of tax					59		59
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,324		1,324

June 30, 2007	$886	$71,710	$755,002	$(7,281)	$(62,617)	$(139,290)	$618,410

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Acquisitions
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
MoneyGram acquired Money Express for $15.0 million. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company has finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill during the second quarter of 2007. Purchased intangible assets of $7.7 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income.
ACH Commerce — The Company purchased ACH Commerce in April 2005 for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.
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
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available for use by the Company. However, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at June 30, 2007 and December 31, 2006, respectively:

	June 30,	December 31,
(Amounts in thousands)	2007	2006

Cash and cash equivalents	$987,918	$973,931
Receivables, net	1,775,431	1,758,682
Trading investments	121,200	145,500
Available for sale investments	5,624,054	5,690,600

	8,508,603	8,568,713
Amounts restricted to cover payment service obligations	(8,211,535)	(8,209,789)

Unrestricted assets	$297,068	$358,924

4. Investments (Substantially Restricted)
The amortized cost and fair value of available-for-sale investments were as follows at June 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$602,812	$15,100	$(295)	$617,617
Commercial mortgage-backed securities	362,702	3,403	(5,798)	360,307
Residential mortgage-backed securities	1,542,500	2,868	(32,379)	1,512,989
Other asset-backed securities	2,494,359	28,837	(68,034)	2,455,162
U.S. government agencies	411,255	1,804	(7,473)	405,586
Corporate debt securities	249,176	5,808	(661)	254,323
Preferred and common stock	20,175	4	(2,109)	18,070

Total	$5,682,979	$57,824	$(116,749)	$5,624,054

The amortized cost and fair value of available-for-sale investments were as follows at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$765,525	$25,006	$(490)	$790,041
Commercial mortgage-backed securities	585,611	6,659	(2,148)	590,122
Residential mortgage-backed securities	1,623,220	3,876	(23,219)	1,603,877
Other asset-backed securities	1,992,164	36,920	(7,839)	2,021,245
U.S. government agencies	342,749	2,564	(6,589)	338,724
Corporate debt securities	311,465	7,745	(470)	318,740
Preferred and common stock	30,175	13	(2,337)	27,851

Total	$5,650,909	$82,783	$(43,092)	$5,690,600

At June 30, 2007 and December 31, 2006, no investments were classified as held-to-maturity. Trading investments, which consist of auction rate securities, have contractual maturities ranging from the year 2029 to 2049, with auction dates typically 28 days after the date the Company purchases the security.
At June 30, 2007, approximately 85 percent of the fair value of the Company’s investment portfolio consisted of securities with an A or better rating based on the following ratings buckets: 11 percent US Agency/Treasury, 40 percent AAA, 25 percent AA, 20 percent A, 1 percent BBB and 3 percent below investment grade. At December 31, 2006, approximately 85 percent of the fair value of the Company’s investment portfolio consisted of securities with an A or better rating based on the following ratings buckets: 11 percent US Agency/Treasury, 42 percent AAA, 22 percent AA, 21 percent A, 1 percent BBB and 3 percent below investment grade.

The amortized cost and fair value of available-for-sale securities at June 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

In one year or less	$13,670	$13,695
After one year through five years	482,734	485,317
After five years through ten years	519,797	526,148
After ten years	247,042	252,366
Mortgage-backed and other asset-backed securities	4,399,561	4,328,458
Preferred and common stock	20,175	18,070

Total	$5,682,979	$5,624,054

At June 30, 2007 and December 31, 2006, net unrealized (losses) gains of $(58.9) million ($36.5 million net of tax benefit) and $39.7 million ($24.6 million net of tax expense), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and six months ended June 30, 2007, (losses) gains of $(0.2) million and $0.3 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale of the underlying securities compared to losses of $(0.3) million and $(0.5) million for the three and six months ended June 30, 2006, respectively.
Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Gross realized gains	$136	$1,210	$3,929	$2,848
Gross realized losses	—	(3)	(1,951)	(1,268)
Other-than-temporary impairments	(517)	(1,647)	(1,495)	(2,439)

Net securities gains (losses)	$(381)	$(440)	$483	$(859)

Impairments in the three and six months ended June 30, 2007 related to investments backed by home equity loans. Impairments in the three and six months ended June 30, 2006 related primarily to investments backed by automobile, aircraft and manufactured housing collateral.

At June 30, 2007, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$5,187	$(89)	$5,137	$(206)	$10,324	$(295)
Commercial mortgage-backed securities	134,224	(5,264)	33,547	(534)	167,771	(5,798)
Residential mortgage-backed securities	355,173	(5,264)	1,021,609	(27,115)	1,376,782	(32,379)
Other asset-backed securities	1,216,468	(57,358)	293,156	(10,676)	1,509,624	(68,034)
U.S. government agencies	29,762	(239)	320,465	(7,234)	350,227	(7,473)
Corporate debt securities	29,501	(4)	14,345	(657)	43,846	(661)
Preferred and common stock	5,494	(213)	12,570	(1,896)	18,064	(2,109)

	$1,775,809	$(68,431)	$1,700,829	$(48,318)	$3,476,638	$(116,749)

At December 31, 2006, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$22,467	$(180)	$25,075	$(310)	$47,542	$(490)
Commercial mortgage-backed securities	97,747	(812)	110,859	(1,336)	208,606	(2,148)
Residential mortgage-backed securities	173,179	(653)	1,213,278	(22,566)	1,386,457	(23,219)
Other asset-backed securities	292,742	(2,066)	318,944	(5,773)	611,686	(7,839)
U.S. government agencies	—	—	321,117	(6,589)	321,117	(6,589)
Corporate debt securities	6,306	(7)	60,832	(463)	67,138	(470)
Preferred and common stock	5,663	(45)	12,173	(2,292)	17,836	(2,337)

	$598,104	$(3,763)	$2,062,278	$(39,329)	$2,660,382	$(43,092)

The Company has determined that the unrealized losses reflected above represent temporary impairments. As of June 30, 2007 and December 31, 2006, 167 and 188 securities had unrealized losses for more than 12 months, respectively. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to temporary market conditions, rather than a fundamental weakness in the credit quality of the issuer or underlying assets or changes in the expected cash flows from the investments. Temporary market conditions at June 30, 2007 and December 31, 2006 are primarily due to changes in interest rates and credit spreads due to market conditions caused by subprime mortgages and excess leverage in the credit market. The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to the Company’s impairment review process, changes in individual security values are regularly monitored to identify potential impairment indicators. The process includes a monthly review of all securities using a screening process to identify those securities for which fair value falls below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades. Given the facts and circumstances, the Company has determined the securities presented in the above unrealized loss table were temporarily impaired when evaluated at June 30, 2007. The Company has both the intent and ability to hold these investments to maturity.
Of the $116.7 million of unrealized losses at June 30, 2007, $5.1 million relate to four asset-backed securities which each have an unrealized loss greater than 20 percent of amortized cost. The remaining $111.6 million of unrealized losses at June 30, 2007 relate to securities with an unrealized loss position of less than 20 percent of amortized cost, the degree of which suggests that these securities do not pose a high risk of being or becoming other than temporarily impaired. Of the $111.6 million, $90.5 million relate to unrealized losses on investment grade securities. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or a Standard & Poor’s or Fitch equivalent rating of AAA, AA, A or BBB. The remaining $21.1 million is comprised of $17.5 million of U.S. government agency and fixed income securities and $3.6 million of asset-backed securities. These securities were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and deemed to be temporarily impaired.

The Company holds securities that are collateralized by subprime mortgages which are classified in “Other asset-backed securities.” At June 30, 2007, $384.0 million, or less than 7 percent of the fair value of the Company’s investment portfolio, had direct exposure to subprime mortgages as collateral. Approximately 12 percent, 43 percent and 42 percent of the $384.0 million had a credit rating of AAA, AA and A, respectively. In addition, 88 percent of the $384.0 million is exposed to subprime mortgages originated prior to 2006, which is significant as the loss experience in pre-2006 collateral appears to be much lower than more recent vintages of subprime mortgages. Approximately 1 percent, 10 percent, 19 percent, 39 percent and 31 percent of the $384.0 million of these other asset-backed securities originated in 2007, 2006, 2005, 2004 and 2003 and earlier.
At June 30, 2007, other asset-backed securities had gross unrealized losses of $68.0 million, which includes gross unrealized losses of $6.6 million for securities with direct exposure to subprime mortgages as collateral. These unrealized losses are included in the Consolidated Balance Sheet in “Accumulated other comprehensive loss.”
Also included in the fair value of “Other asset-backed securities” is $620.1 million of collateralized debt obligations (“CDO”) which are backed by diversified collateral pools that may include subprime mortgages of various vintages. At June 30, 2007, 36 percent, 27 percent and 30 percent of the $620.1 million of these CDOs had a credit rating of AAA, AA and A, respectively.
5. Derivative Financial Instruments
The notional amount of the Company’s swap agreements totaled $1.8 billion and $2.6 billion at June 30, 2007 and December 31, 2006, respectively, with an average fixed pay rate of 4.3 percent and an average variable receive rate of 5.2 percent at both June 30, 2007 and December 31, 2006, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6-month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material for the three and six months ended June 30, 2007 and 2006. As of June 30, 2007, the Company estimates that $6.9 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet will be recognized in the Consolidated Statement of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled.
6. Sale of Receivables
The balance of sold receivables as of June 30, 2007 and December 31, 2006 was $328.2 million and $297.6 million, respectively. The average receivables sold totaled $369.7 million and $369.9 million during the three and six months ended June 30, 2007, respectively, and $374.8 million and $383.8 million during the three and six months ended June 30, 2006, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $5.9 million and $12.0 million for the three and six months ended June 30, 2007, respectively, and $5.9 million and $11.6 million for the three and six months ended June 30, 2006, respectively.
7. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN No. 48 is reported as an adjustment to the opening balance of retained income. As a result of the implementation of FIN No. 48, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income. The $29.6 million increase in the liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
As of January 1, 2007, the liability for unrecognized tax benefits was $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could impact the effective tax rate if recognized. The balance at January 1, 2007 includes $5.7 million for interest and penalties. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income. During the three and six months ended June 30, 2007, the Company recognized $0.8 million and $1.6 million in interest and penalties, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years prior to 2001. The Company is currently subject to certain state and foreign income tax examinations for 2001 through 2004.

The effective tax rate was 32.4 percent for the three and six months ended June 30, 2007 and 2006, respectively, compared to 29.2 percent and 30.6 percent for the three and six months ended June 30, 2006, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income.
8. Stockholders’ Equity
The Company has 12.0 million shares authorized for repurchase including 5.0 million shares approved by the Board of Directors on May 9. 2007. During the three and six months ended June 30, 2007, the Company repurchased 650,000 shares and 1,150,000 shares of its common stock at an average cost of $28.89 per share and $29.14 per share, respectively. As of June 30, 2007, the Company had repurchased 6.3 million shares under the authorization and has remaining authorization to purchase up to 5.7 million shares. Following is a summary of common stock issued and outstanding:

	June 30,	December 31,
(Amounts in thousands)	2007	2006

Common shares issued	88,556	88,556
Treasury stock	(5,517)	(4,286)
Restricted stock	(246)	(323)
Shares held in employee equity trust	(102)	(456)

Common shares outstanding	82,691	83,491

Following is a summary of treasury stock share activity during the six months ended June 30, 2007:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2006	4,286
Stock repurchases	1,150
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock	81

Balance at June 30, 2007	5,517

The Company has an employee equity trust (the “Trust”) used to fund the issuance of shares under employee compensation and benefit plans. The fair value of the shares held by the Trust is recorded in the “Unearned employee benefits” component in the Consolidated Balance Sheets and is reduced as shares are released to fund employee benefits. During the six months ended June 30, 2007, the Company released 354,256 shares upon the exercise of stock options and the vesting of restricted stock.
The components of accumulated other comprehensive loss include:

	June 30,	December 31,
(Amounts in thousands)	2007	2006

Unrealized (loss) gain on securities classified as available-for-sale	$(36,534)	$24,607
Unrealized gain on derivative financial instruments	13,875	11,345
Cumulative foreign currency translation adjustments	6,914	6,011
Prior service cost for pension and postretirement benefits, net of tax	(1,056)	(1,115)
Unrealized losses on pension and postretirement benefits, net of tax	(45,816)	(47,140)

Accumulated other comprehensive loss	$(62,617)	$(6,292)

9. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2007	2006	2007	2006

Service cost	$574	$480	$1,149	$960
Interest cost	2,975	2,896	5,950	5,792
Expected return on plan assets	(2,521)	(2,231)	(5,042)	(4,462)
Amortization of prior service cost	121	176	242	352
Recognized net actuarial loss	1,057	1,080	2,113	2,160

Net periodic pension cost	$2,206	$2,401	$4,412	$4,802

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.0 million for the three months ended June 30, 2007 and 2006, respectively, and $8.1 million and $8.0 million for the six months ended June 30, 2007 and 2006, respectively. The Company made contributions to the combined SERPs totaling $0.9 million and $1.8 million during the three and six months ended June 30, 2007, respectively. No contributions were made to the defined benefit pension plan during the three and six months ended June 30, 2007. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $4.0 million and $6.9 million during the three and six months ended June 30, 2006.
The net loss and prior service cost for the defined benefit pension plan and SERPs that the Company amortized from “Accumulated other comprehensive loss” into net periodic benefit expense was $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the three months ended June 30, 2007 and $2.1 million ($1.3 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, during the six months ended June 30, 2007.
Net periodic benefit expense for the Company’s defined benefit postretirement plan includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2007	2006	2007	2006

Service cost	$174	$159	$349	$318
Interest cost	209	179	418	358
Amortization of prior service cost	(74)	(74)	(147)	(148)
Recognized net actuarial loss	23	6	45	12

Net periodic benefit expense	$332	$270	$665	$540

Benefits paid through, and contributions made to, the defined benefit postretirement plan were $0.2 million and less than $0.1 million during the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively.
The net loss and prior service credit for the defined benefit postretirement plan amortized from “Accumulated other comprehensive loss” into net periodic benefit expense was nominal during the three and six months ended June 30, 2007.
Contribution expense for the 401(k) defined contribution plan totaled $0.8 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.5 million and $2.1 million during the six months ended June 30, 2007 and 2006, respectively.

10. Debt
On June 30, 2007 and December 31, 2006, the interest rate under the Company’s bank credit facility was 5.86 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. At June 30, 2007 and December 31, 2006, the interest rate debt swaps used to hedge the cash flows of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.
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

	2007	2006

Expected dividend yield	0.7%	0.6%
Expected volatility	29.1%	26.5%
Risk-free interest rate	4.6%	4.7%
Expected life	6.5 years	6.5 years
Following is a summary of stock option activity:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	($000)

Options outstanding at December 31, 2006	4,099,514	$19.52
Granted	395,500	29.25
Exercised	(175,159)	18.47
Forfeited	(33,281)	25.61

Options outstanding at June 30, 2007	4,286,574	$20.42	5.00 years	$32,796

Vested or expected to vest at June, 2007	4,151,462	$20.26	4.91 years	$32,394

Options exercisable at June 30, 2007	3,325,063	$18.96	4.20 years	$29,905

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

Restricted stock awards are valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2006	322,998	$22.39
Granted	92,430	29.25
Vested and issued	(169,528)	19.32
Forfeited	—	—

Restricted stock outstanding at June 30, 2007	245,900	$26.69

Following is a summary of pertinent information related to the Company’s stock-based awards:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Fair value of options vesting during period	—	$68	2,595	$5,627
Fair value of restricted stock vesting during period	163	1,731	5,118	13,338
Expense recognized related to options	1,052	599	2,098	1,180
Expense recognized related to restricted stock	605	528	1,153	1,128
Intrinsic value of options exercised	1,001	7,140	1,861	11,005
Cash received from option exercises	1,433	9,098	2,771	17,228
Tax benefit realized for tax deductions from option exercises	(74)	2,344	360	3,765
As of June 30, 2007, the Company’s unvested stock-based awards had the following unrecognized compensation expense and remaining vesting periods:

			Restricted
(Amounts in Thousands)	Options		Stock

Unrecognized compensation expense	$7,617		$4,426
Remaining weighted average vesting period	1.92	years	1.8	years
As of June 30, 2007, the Company has remaining authorization to issue awards of up to 6,443,057 shares of common stock under its 2005 Omnibus Incentive Plan.
For the three and six months ended June 30, 2007, options to purchase 756,124 shares and 667,995 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three and six months ended June 30, 2006, options to purchase 351,029 shares and 236,290 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options are generally antidilutive if the exercise price of the option is greater than the quoted market price of the Company’s common stock for the period presented.
12. Commitments and Contingencies
At June 30, 2007, the Company had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.1 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted reverse purchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $11.2 million of letters of credit, all of which are outstanding at June 30, 2007. Letters of credit totaling $1.1 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.

The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2007, the total amount of unfunded commitments related to these agreements was $1.4 million.
13. New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The standard also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its Consolidated Financial Statements.
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
In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”). DIG B40 provides the circumstances in which an embedded derivative of a securitized interest in a prepayable financial asset would not be subject to bifurcation. The Company adopted DIG B40 on January 1, 2007 with no material impact to its Consolidated Financial Statements.
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
In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN 48 requires a tax position be measured or recognized based upon the outcomes that could be realized upon “ultimate settlement” with a tax authority. FSP FIN 48-1 amends FIN 48 to clarify when a tax position is effectively settled upon examination by a taxing authority. The Company adopted FSP FIN 48-1 as of January 1, 2007 with no material impact to its Consolidated Financial Statements.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides specific guidance for determining whether an entity meets the definition of an investment company and should follow the AICPA Audit Accounting Guide Investment Companies (the “Guide”). Entities that meet the definition of an investment company must apply the provisions of the Guide, which includes a requirement to carry investments at fair value. This standard is applicable for years beginning after December 15, 2007. The Company is currently evaluating the impact of this pronouncement, if any, on its Consolidated Financial Statements.
In June 2007, the Emerging Issues Task Force (“EITF”) approved EITF 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits (“windfall”) under SFAS No. 123(revised 2004), Share Based Payment. The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of this EITF will be adopted prospectively for the Company as of January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its Consolidated Financial Statements.

14. Minimum Commission Guarantees
In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.
As of June 30, 2007, the liability for minimum commission guarantees is $4.1 million. As of June 30, 2007, the maximum amount that could be paid under commission guarantees is $28.3 million over a weighted average remaining term of 2.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. In fiscal 2006, the Company paid $3.0 million under these guarantees, or approximately 40 percent of the estimated maximum payment for the year.
15. Segment Information
The Company’s business is conducted through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Wal-Mart, accounted for approximately 20 percent of total Company revenue for the three and six months ended June 30, 2007. The following table reconciles segment operating income to “Income before income taxes” as reported in the Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Revenue:
Global Funds Transfer:
Money transfer, including bill payment	$209,190	$161,917	$399,294	$306,905
Retail money order	37,900	40,121	74,432	78,120

	247,090	202,038	473,726	385,025

Payment Systems:
Official check and payment processing	78,657	83,045	154,825	155,987
Other	7,435	7,830	14,464	15,573

	86,092	90,875	169,289	171,560

Other	77	—	295	—

Total revenue	$333,259	$292,913	$643,310	$556,585

Operating Income:
Global Funds Transfer	$40,792	$40,801	$78,343	$80,708
Payment Systems	9,898	16,207	19,464	26,529

	50,690	57,008	97,807	107,237
Interest expense	(1,983)	(1,975)	(3,941)	(3,922)
Other unallocated expenses	(827)	(3,215)	(1,895)	(5,808)

Income before income taxes	$47,880	$51,818	$91,971	$97,507

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Depreciation and amortization:
Global Funds Transfer	$11,080	$8,061	$21,531	$15,543
Payment Systems	1,131	1,284	2,360	2,234

Total depreciation and amortization	$12,211	$9,345	$23,891	$17,777

Capital expenditures:
Global Funds Transfer	$13,379	$13,645	$26,788	$30,788
Payment Systems	1,703	3,219	3,223	6,673

Total capital expenditures	$15,082	$16,864	$30,011	$37,461

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

United States	$256,239	$234,676	$500,258	$448,430
Foreign	77,020	58,237	143,052	108,155

Total revenue	$333,259	$292,913	$643,310	$556,585

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
Summary
Following are significant items affecting operating results in the second quarter of 2007:
•	Our Global Funds Transfer segment revenue grew 22 percent over the second quarter of 2006, driven by 29 percent growth in both money transfer transaction volume and revenue.

•	The net investment margin of 2.28 percent (see Table 4) decreased from 2.71 percent in the second quarter of 2006, primarily due to reduced cash recoveries from previously impaired securities.

•	Fee and other revenue increased 24 percent from the second quarter of 2006 to $232.5 million, driven primarily by continued growth in money transfer transaction volume.

•	Expenses increased 17 percent, driven by increased headcount and infrastructure costs supporting the growth in money transfer.

Table 1 — Results of Operations

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

			(%)			(%)

Revenue:
Fee and other revenue	$232,533	$186,837	24	$445,666	$355,968	25
Investment revenue	101,107	106,516	(5)	197,161	201,476	(2)
Net securities gains (losses)	(381)	(440)	NM	483	(859)	NM

Total revenue	333,259	292,913	14	643,310	556,585	16

Fee commissions expense	100,279	75,619	33	190,291	143,103	33
Investment commissions expense	65,320	63,036	4	127,568	121,825	5

Total commissions expense	165,599	138,655	19	317,859	264,928	20

Net revenue	167,660	154,258	9	325,451	291,657	12

Expenses:
Compensation and benefits	50,363	43,093	17	100,394	83,721	20
Transaction and operations support	44,238	39,210	13	83,852	71,296	18
Depreciation and amortization	12,211	9,345	31	23,891	17,777	34
Occupancy, equipment and supplies	10,985	8,817	25	21,402	17,434	23
Interest expense	1,983	1,975	0	3,941	3,922	0

Total expenses	119,780	102,440	17	233,480	194,150	20

Income before income taxes	47,880	51,818	(8)	91,971	97,507	(6)
Income tax expense	15,521	15,112	3	29,773	29,865	(0)

Net income	$32,359	$36,706	(12)	$62,198	$67,642	(8)

NM = Not meaningful

Table 2 — Results of Operations as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Revenue:
Fee and other revenue	70%	64%	69%	64%
Investment revenue	30%	36%	31%	36%
Net securities gains (losses)	0%	0%	0%	0%

Total revenue	100%	100%	100%	100%

Fee commissions expense	30%	26%	30%	26%
Investment commissions expense	20%	22%	20%	22%

Total commissions expense	50%	47%	50%	48%

Net revenue	50%	53%	50%	52%

Expenses:
Compensation and benefits	15%	15%	15%	15%
Transaction and operations support	13%	13%	13%	13%
Depreciation and amortization	4%	3%	4%	3%
Occupancy, equipment and supplies	3%	3%	3%	3%
Interest expense	1%	1%	1%	1%

Total expenses	36%	35%	36%	35%

Income before income taxes	14%	18%	14%	17%
Income tax expense	4%	5%	4%	5%

Net income	10%	13%	10%	12%

NM = Not meaningful
For the second quarter of 2007, total revenue and net revenue grew 14 percent and 9 percent, respectively, over the second quarter of 2006 due to transaction growth in the money transfer business, partially offset by a decline in investment revenue. Investment revenue in the second quarter of 2006 benefited from $8.6 million of pretax cash flow on previously impaired investments and income from limited partnership interests, compared to a nominal amount during the second quarter of 2007. Total expenses, excluding commissions, increased 17 percent over the second quarter of 2006 to support the expansion of the money transfer business. The increases were primarily due to increased headcount, depreciation and amortization and investment in compliance and technology infrastructure. Headcount was higher as we staffed our retail money transfer locations in France and Germany and continued to increase our support functions, particularly customer service. Depreciation and amortization increased due to the depreciation of signage and computer hardware and amortization of software developed to enhance the money transfer platform.
For the six months ended June 30, 2007, total revenue increased by 16 percent, net revenue by 12 percent and total expenses by 20 percent over the first half of 2006 for the same reasons as described above. Pretax cash flow on previously impaired investments and income from limited partnership interests was $12.4 million in the first half of 2006 compared to a nominal amount in 2007.

Table 3 — Net Fee Revenue Analysis

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

Fee and other revenue	$232,533	$186,837	24%	$445,666	$355,968	25%
Fee commissions expense	(100,279)	(75,619)	33%	(190,291)	(143,103)	33%

Net fee revenue	$132,254	$111,218	19%	$255,375	$212,865	20%

Commissions as a % of fee and other revenue	43.1%	40.5%		42.7%	40.2%
Fee and other revenue is comprised of fees on money transfers, money orders and official check transactions. It is a growing portion of our total revenue, increasing to 70 percent and 69 percent of total revenue for the three and six months ended June 30, 2007, respectively, from 64 percent for the same periods in 2006. Fee and other revenue for the three and six months ended June 30, 2007 increased by 24 percent and 25 percent, respectively, compared to the same periods in the prior year, primarily driven by the growth in the money transfer business. Growth in money transfer revenue (including urgent bill payment) continued to be in line with growth in money transfer transaction volume. We anticipate money transfer revenue and money transfer volume growth percentages to remain similar, subject to fluctuations in the Euro exchange rate, pricing initiatives and product mix. See further discussion under Table 7 – Global Funds Transfer Segment.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. For the three and six months ended June 30, 2007, fee commissions expense increased 33 percent compared to the same periods in 2006, primarily driven by higher money transfer transaction volume and tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying for performance and allowing them to participate in adding market share for MoneyGram.
Net fee revenue increased 19 percent and 20 percent for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in net fee revenue is primarily driven by the increase in money transfer transactions. Growth in net fee revenue was less than fee and other revenue growth primarily due to tiered commissions.
Table 4 — Net Investment Revenue Analysis

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

Components of net investment revenue:
Investment revenue	$101,107	$106,516	-5%	$197,161	$201,476	-2%
Investment commissions expense (1)	(65,320)	(63,036)	4%	(127,568)	(121,825)	5%

Net investment revenue	$35,787	$43,480	-18%	$69,593	$79,651	-13%

Average balances:
Cash equivalents and investments	$6,298,881	$6,430,475	-2%	$6,246,056	$6,386,878	-2%
Payment service obligations (2)	4,792,377	4,904,676	-2%	4,727,577	4,848,801	-3%

Average yields earned and rates paid (3):
Investment yield	6.44%	6.64%	-0.20%	6.37%	6.36%	0.01%
Investment commission rate	5.47%	5.16%	0.31%	5.44%	5.07%	0.37%
Net investment margin	2.28%	2.71%	-0.43%	2.25%	2.51%	-0.26%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($369.7 million and $374.8 million for the second quarter of 2007 and 2006, respectively, and $369.9 million and $383.8 million for the six months ended June 30, 2007 and 2006, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue decreased five percent and two percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to lower levels of cash recoveries from previously impaired investments. Investment revenue for the three and six months ended June 30, 2006 included $8.6 million and $12.4 million, respectively, of cash flows from previously impaired investments and income from limited partnership interests compared to a nominal amount during the three and six months ended June 30, 2007. We anticipate that our average investable balances will be in the range of $6.0 billion to $6.3 billion for the year.
Investment commissions expense increased four percent and five percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as rising short-term rates resulted in higher commissions paid to financial institution customers. The Company had $1.8 billion of outstanding swaps with an average fixed pay rate of 4.3 percent at June 30, 2007, compared to $2.6 billion with an average fixed pay rate of 4.3 percent at December 31, 2006. Approximately $475.0 million and $375.0 million of swaps matured in the first and second quarter of 2007, respectively, with an average fixed pay rate of 5.0 percent and 3.7 percent, respectively. Additional swaps of $300.0 million and $50.0 million with an average fixed pay rate of 3.9 percent and 5.6 percent will mature in the third and fourth quarters of 2007, respectively. We expect any replacement swaps to be at higher average rates than maturing swaps.
Net investment revenue decreased 18 percent and 13 percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year. The net investment margin decreased to 2.28 percent and 2.25 percent for the three and six months ended June 30, 2007, respectively. This was due to lower cash recoveries from previously impaired securities and lower average investable balances, partially offset by higher yields.
Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Gross realized gains	$136	$1,210	$(1,074)	$3,929	$2,848	$1,081
Gross realized losses	—	(3)	3	(1,951)	(1,268)	(683)
Other-than-temporary impairments	(517)	(1,647)	1,130	(1,495)	(2,439)	944

Net securities gains (losses)	$(381)	$(440)	$59	$483	$(859)	$1,342

The Company had a net securities loss of $0.4 million and a net securities gain of $0.5 million in the three and six months ended June 30, 2007, respectively, compared to net securities losses of $0.4 million and $0.9 million in the three and six months ended June 30, 2006, respectively. Impairments in the three and six months ended June 30, 2007 related to investments backed by home equity loans, while impairments in the three and six months ended June 30, 2006 related primarily to investments backed by automobile, aircraft and manufactured housing collateral.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased 17 percent and 20 percent for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due to higher headcount supporting the growth of the money transfer business. As of June 30, 2007, the number of employees increased 15 percent over the second quarter of 2006 as we staffed our retail locations in Western Europe and increased our support functions, particularly customer service. We expect compensation and benefits to increase in the remainder of 2007 compared to 2006 at a rate similar to what we have experienced in the first six months of 2007 due to additional headcount to support the growth of the money transfer business and annual merit increases.

Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased 13 percent and 18 percent for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, due to higher costs related to the expansion of the money transfer business and the global network. Professional fees increased 14 percent and 24 percent from the three and six months ended June 30, 2006, respectively, to support compliance activities and enhancements to our technology systems. The Company also experienced higher provisions for loss in the three and six months ended June 30, 2007 over the same periods in 2006.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense for the three and six months ended June 30, 2007 increased 31 percent and 34 percent, respectively, over the same periods in 2006, primarily due to the depreciation of signage and computer hardware, amortization of capitalized software acquired and/or developed in prior periods to enhance our support functions and amortization of acquired intangible assets.
The Company is currently implementing a new system to provide improved connections between our agents and our marketing, sales, customer service and accounting functions. The new system and associated processes are intended to increase the flexibility of our back office, thereby improving operating efficiencies. As we continue to invest in the infrastructure for future growth, we expect depreciation and amortization expense to increase.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense for the three and six months ended June 30, 2007 increased 25 percent and 23 percent, respectively, over the same periods in 2006. Office rent increased due to normal annual increases and expanded locations. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Freight and delivery and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense for the three and six months ended June, 30, 2007 was flat compared to the same periods in 2006 as receipts under our cash flow hedges offset rising interest rates.
Income taxes — The effective tax rate was 32.4 percent for the three and six months ended June 30, 2007 compared to 29.2 percent and 30.6 percent for the three and six months ended June 30, 2006, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income. We expect our effective tax rate to be around 31 percent for the full year.
Acquisitions
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
MoneyGram acquired Money Express for $15.0 million. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company has finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill during the second quarter of 2007. Purchased intangible assets of $7.7 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment.
The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income.
ACH Commerce — The Company purchased ACH Commerce in April 2005 for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.

Segment Performance
We measure financial performance by our two business segments — Global Funds Transfer and Payment Systems. The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Through our agent network and retail locations, the Global Funds Transfer segment provides our retail consumers with money transfer services, domestic money orders and bill payment services. The Payment Systems segment provides official check services and money orders for financial institutions and controlled disbursements processing for our business customers. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses represent pension and benefit obligation expense. Table 6 reconciles segment operating income to income before income taxes as reported in the financial statements.
Table 6 — Segment Information

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

Operating income:
Global Funds Transfer	$40,792	$40,801	0%	$78,343	$80,708	-3%
Payment Systems	9,898	16,207	-39%	19,464	26,529	-27%

Total segment operating income	50,690	57,008	-11%	97,807	107,237	-9%

Interest expense	1,983	1,975	0%	3,941	3,922	0%
Other unallocated expenses	827	3,215	-74%	1,895	5,808	-67%

Income before income taxes	$47,880	$51,818	-8%	$91,971	$97,507	-6%

Table 7 — Global Funds Transfer Segment

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Money transfer revenue	$209,190	$161,917	29%	$399,294	$306,905	30%
Retail money orders and other	37,900	40,121	-6%	74,432	78,120	-5%

Total revenue	247,090	202,038	22%	473,726	385,025	23%

Commissions	(105,225)	(80,348)	31%	(200,258)	(152,496)	31%

Net revenue	$141,865	$121,690	17%	$273,468	$232,529	18%

Operating income	$40,792	$40,801	0%	$78,343	$80,708	-3%
Operating margin	16.5%	20.2%		16.5%	21.0%
Total revenue is comprised primarily of fees on money transfers, as well as fees on retail money orders and urgent bill payment products, investment revenue and securities gains and losses. Global Funds Transfer revenue increased 22 percent and 23 percent in the three and six months ended June 30, 2007, respectively, over the same periods in 2006. Total Global Funds Transfer segment revenue continues to be driven by the growth in the money transfer business. Growth in money transfer revenue (including urgent bill payment) was in line with growth in money transfer transaction volume at an increase of 29 percent over the prior year, primarily driven by our simplified pricing initiatives, pricing stability, product mix (money transfer transaction growth versus urgent bill payment transaction growth) and a benefit from the stronger Euro exchange rate. Our simplified pricing initiatives include reducing the number of pricing tiers or bands, and allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
Domestic originated transactions (including urgent bill payment) increased 30 percent and 31 percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, with growth across all corridors. International, or transactions originated outside of North America, grew 35 percent in the three and six months ended June 30, 2007 compared to the same periods in 2006. Transaction volume to Mexico grew 10 percent and 11 percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 and represented 10 percent of our total transactions for the three and six months ended June 30, 3007. The growth in money transfer transactions is a result of our continued network expansions and targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base grew 30 percent to approximately 125,000 agent locations in the second quarter of 2007 compared to the same period in 2006, primarily from the international markets, including the United Kingdom and India. As expected, retail money order transaction volume declined four percent for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to trends in paper-based products.
Money transfer agents are located in the following geographic regions: 29,400 locations in North America; 20,600 locations in Latin America (including Mexico which represents 10,200 locations); 37,500 locations in Western Europe and the Middle East; 9,900 locations in the Indian subcontinent; 11,600 locations in Asia Pacific; 11,300 locations in Eastern Europe and 4,700 locations in Africa.
Investment revenue in Global Funds Transfer decreased three percent in the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to reduced cash flow recoveries from previously impaired investments and lower average investable balances. Global Funds Transfer realized $1.9 million and $2.8 million of income from limited partnership interests and pretax cash flow recoveries from previously impaired investments in the three and six months ended June 30, 2006, respectively.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for the three and six months ended June 30, 2007 increased 31 percent compared to the same periods in 2006, primarily driven by the transaction volume growth in money transfer, tiered commission rates paid to certain agents and increases in the Euro exchange rate. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. Tiered commissions did not have an impact until the third quarter of 2006.
Operating income of $40.8 million was flat for the second quarter of 2007 compared to the same period in 2006, resulting in an operating margin of 16.5 percent compared to 20.2 percent in the prior year. The decrease in operating margin reflects higher money transfer commissions, as well as increased headcount and investment in compliance and technology infrastructure to support the expansion of the money transfer business. Headcount was higher as we staffed our retail locations in Western Europe and continued to increase our support functions, particularly customer service, to support the expansion of the money transfer business. For the six months ended June 30, 2007, operating income decreased three percent from the same period in 2006 and reflected a decrease in operating margin to 16.5 percent from 21.0 percent in the prior year. Operating income for three and six months ended June 30, 2006 included $1.9 million and $2.8 million of cash flows from previously impaired investments and income from limited partnership interests, respectively. We expect our operating margin for the second half of 2007 to be in line with the first half of the year.

Table 8 — Payment Systems Segment

	Three Months Ended		2007	Six Months Ended		2007
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Official check and payment processing	$78,657	$83,045	-5%	$154,825	$155,987	-1%
Other revenue	7,435	7,830	-5%	14,464	15,573	-7%

Total revenue	86,092	90,875	-5%	169,289	171,560	-1%

Commissions	(60,374)	(58,307)	4%	(117,602)	(112,431)	5%

Net revenue	$25,718	$32,568	-21%	$51,687	$59,129	-13%

Operating income	$9,898	$16,207	-39%	$19,464	$26,529	-27%
Operating margin	11.5%	17.8%		11.5%	15.5%

Taxable equivalent basis (1) :
Revenue	$90,485	$95,240	-5%	$177,576	$180,352	-2%
Commissions	(60,374)	(58,307)	4%	(117,602)	(112,431)	5%
Operating income	14,291	20,572	-31%	27,751	35,321	-21%
Operating margin	15.8%	21.6%		15.6%	19.6%

(1)	The taxable equivalent basis numbers (commonly used by financial institutions) are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $4.4 million for the second quarter of 2007 and 2006 and $8.3 million and $8.8 million for the six months ended June 30, 2007 and 2006, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.
Total revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue decreased five percent and one percent for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to $6.7 million and $9.6 million of pretax income from limited partnership interests and cash flows from previously impaired securities earned in the three and six months ended June 30, 2006, respectively. The decrease in revenue also reflects lower average investable balances and was partially offset by higher yields on the investment portfolio.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased four percent and five percent for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to higher short-term interest rates resulting in higher commissions paid to financial institution customers.
Operating margin for the three and six months ended June 30, 2007 was 11.5 percent (15.8 percent and 15.6 percent, respectively, on a taxable equivalent basis) as compared to 17.8 percent and 15.5 percent, respectively (21.6 percent and 19.6 percent, respectively, on a taxable equivalent basis) for the same periods in 2006. The operating margin for the three and six months ended June 30, 2006 benefited by 6.5 percentage points and 5.0 percentage points, respectively, from pretax cash flows from previously impaired securities and income from limited partnership interests.
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

At June 30, 2007, we had cash and cash equivalents of $987.9 million, net receivables of $1.8 billion and investments of $5.7 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments.
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
As of June 30, 2007 and December 31, 2006, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations as summarized in Table 9. These amounts are generally available. However, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.
Table 9 — Unrestricted Assets

	June 30,	December 31,
(Amounts in Thousands)	2007	2006

Cash and cash equivalents	$987,918	$973,931
Receivables, net	1,775,431	1,758,682
Trading investments	121,200	145,500
Available for sale investments	5,624,054	5,690,600

	8,508,603	8,568,713
Amounts restricted to cover payment service obligations	(8,211,535)	(8,209,789)

Unrestricted assets	$297,068	$358,924

The decrease in unrestricted assets is primarily due to fluctuations in the market value of our investments and changes in our working capital resulting from repurchases of our common stock, capital expenditures and payment of dividends, partially offset by the timing of normal operating activities.

Table 10 — Cash Flows Used In Operating Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Net income	$32,359	$36,706	$62,198	$67,642
Total adjustments to reconcile net income	30,790	13,009	39,280	17,077

Net cash provided by operating activities before changes in payment service assets and obligations	63,149	49,715	101,478	84,719

Change in cash and cash equivalents (substantially restricted)	291,451	185,091	(4,905)	54,785
Change in trading investments, net (substantially restricted)	(14,200)	(16,775)	24,300	88,925
Change in receivables, net (substantially restricted)	(177,820)	(158,175)	(20,701)	(190,987)
Change in payment service obligations	81,778	94,751	1,746	23,162

Net change in payment service assets and obligations	181,209	104,892	440	(24,115)

Net cash used in operating activities	$244,358	$154,607	$101,918	$60,604

Table 10 summarizes the net cash flows used in operating activities. Operating activities provided net cash of $244.4 million and $154.6 million during the three months ended June 30, 2007 and 2006, respectively, for an increase in cash provided of $89.8 million. This increase is primarily due to $89.5 million of additional working capital from normal operating activities impacting our payment service assets and obligations, other assets and accounts payable and other liabilities. The remaining increase is due to changes in non-cash expenses, including depreciation and amortization and provision of uncollectible receivables.
Operating activities provided net cash of $101.9 million and $60.6 million during the six months ended June 30, 2007 and 2006, respectively, for an increase in cash provided of $41.3 million. This increase is primarily due to $37.8 million of additional working capital from normal operating activities impacting our payment service assets and obligations, other assets and accounts payable and other liabilities. The remaining increase is due to changes in non-cash expenses, including depreciation and amortization and provision of uncollectible receivables.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Net investment activity	$(206,684)	$(115,585)	$(32,073)	$7,051
Purchases of property and equipment	(15,082)	(19,428)	(30,011)	(40,025)
Cash paid for acquisitions	(1,061)	(12,414)	(1,116)	(13,052)

Net cash used in investing activities	$(222,827)	$(147,427)	$(63,200)	$(46,026)

Table 11 summarizes the net cash provided by investing activities. Investing activities primarily consist of activity within our investment portfolio. Other investing activity consisted of the use of cash of $15.1 million and $19.4 million in the three months ended June 30, 2007 and 2006, respectively, and $30.0 million and $40.0 million in the six months ended June 30, 2007 and 2006, respectively, for the purchase of property and equipment related to our continued investment in the money transfer platform and compliance activities.
In the second quarter of 2006, the Company acquired MoneyExpress, its former super agent in Italy. In addition, we acquired a 50 percent interest in a corporate aircraft in the first half of 2006.
The Company purchased ACH Commerce in April 2005 for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.

Table 12 — Cash Flows Used in Financing Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2007	2006	2007	2006

Proceeds and tax benefit from exercise of share-based compensation	$1,359	$11,442	$3,131	$20,993
Purchase of treasury stock	(18,777)	(15,198)	(33,510)	(28,734)
Cash dividends paid	(4,113)	(3,424)	(8,339)	(6,837)

Net cash used in financing activities	$(21,531)	$(7,180)	$(38,718)	$(14,578)

Table 12 summarizes the net cash flows used in financing activities. Sources of cash relate primarily to the exercise of share-based compensation, which provided $1.4 million and $9.1 million during the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $17.2 million during the six months ended June 30, 2007 and 2006, respectively. The exercise of share-based compensation generated no tax benefits and $2.3 million of tax benefits in the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $3.8 million in the six months ended June 30, 2007 and 2006, respectively. Cash used by financing activities relate primarily to our purchase of $18.8 million and $15.2 million of treasury stock during the three months ended June 30, 2007 and 2006, respectively, and $33.5 million and $28.7 million during the six months ended June 30, 2007 and 2006, respectively. In addition, we paid $4.1 million and $3.4 million in dividends during the three months ended June 30, 2007 and 2006, respectively, and $8.3 million and $6.8 million during the six months ended June 30, 2007 and 2006, respectively.
Other Funding Sources and Requirements
We have a bank credit facility providing $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. At June 30, 2007, we had outstanding borrowings under the credit facility consisting of $50.0 million under the revolving credit facility and a $100.0 million term loan. The maturity date of the credit facility and term loan is June 2010. The credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the credit facility and the term loan is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The usage fees on the facility range from 0.080 percent to 0.250 percent, depending on the credit rating of our senior unsecured debt. At June 30, 2007, the interest rate under the bank credit facility was 5.86 percent, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent.
The remaining availability under the bank credit facility may be used for general corporate purposes and to support letters of credit. Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At June 30, 2007, we were in compliance with all of the covenants under the bank credit facility.
At June 30, 2007 and December 31, 2006, the interest rate debt swaps used to hedge the cash flows of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 to the Consolidated Financial Statements for further information regarding the Company’s portfolio of derivative financial instruments.
At June 30, 2007, we had various reverse repurchase agreements, letters of credit and overdraft facilities totaling $2.1 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted reverse repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $11.2 million of letters of credit, all of which are outstanding at June 30, 2007. Letters of credit totaling $1.1 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2007, the total amount of unfunded commitments related to these agreements was $1.4 million.

Table 13 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in Thousands)	Total	1 year	2-3 years	4-5 years	5 years

Debt, including interest payments	$176,370	$8,790	$17,580	$150,000	$—
Operating leases	53,759	9,736	17,218	13,878	12,927
Derivative financial instruments	24,860	11,203	11,101	2,556	—
Other obligations	1,410	1,410	—	—	—

Total contractual cash obligations	$256,399	$31,139	$45,899	$166,434	$12,927

Debt consists of principal amounts outstanding under the revolving credit facility and term loan at June 30, 2007, as well as related interest payments. As described above, interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.86 percent, which is the rate in effect on June 30, 2007. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. MoneyGram did not make a contribution to the funded pension plans during the first half of 2007. There are no required contributions for the funded pension plan in 2007; however, the Company may choose to make contributions during the remainder of 2007. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2007, we paid benefits totaling $1.1 million and $2.0 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.1 million in the remainder of 2007. Expected contributions and benefit payments under these plans are not included in the table above.
As a result of the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 we recorded a liability for unrecognized tax benefits of $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could affect the effective tax rate if recognized. As of June 30, 2007, the liability for unrecognized tax benefits is $40.7 million. This amount is not reflected in the table above.
In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2007, the minimum commission guarantees had a maximum payment of $28.3 million over a weighted average remaining term of 2.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of June 30, 2007, the liability for minimum commission guarantees is $4.1 million. Minimum commission guarantees are not reflected in the table above.
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

Stockholders’ Equity
On May 9, 2007, the Company’s Board of Directors approved an increase of the Company’s current authorization to purchase shares of common stock by an additional 5,000,000 shares to a total of 12,000,000 shares. For the three and six months ended June 30, 2007, we purchased 650,000 shares and 1,150,000 shares of our common stock at an average price of $28.89 and $29.14 per share, respectively. As of June 30, 2007, the Company had remaining authorization to purchase up to 5,675,000 shares of its common stock.
Subsequent to June 30, 2007, we purchased 470,000 shares of our common stock at an average price of $26.56.
The Company paid cash dividends of $0.10 per share of common stock during the six months ended June 30, 2007. On May 9, 2007, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on July 2, 2007. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under Statement of Financial Accounting Standards (“SFAS No. 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our financial statements. In the fourth quarter of 2006, the Company extended the agreement through December 2007. The business purpose of this arrangement is to accelerate cash flow for investment. The receivables are sold at a discount based upon short-term interest rates. Executive management regularly reviews performance under the terms of the agreement. On average we sold receivables totaling $369.7 million and $369.9 million during the three and six months ended June 30, 2007, for a total discount of $5.1 and $10.4 million, respectively.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of a company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the second quarter of 2007. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Developments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The standard also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its Consolidated Financial Statements.
In July 2006, the FASB issued FIN No. 48. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. As discussed in Note 7, the Company adopted FIN No. 48 on January 1, 2007.

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
In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”). DIG B40 provides the circumstances in which an embedded derivative of a securitized interest in a prepayable financial asset would not be subject to bifurcation. The Company adopted DIG B40 on January 1, 2007 with no material impact to its Consolidated Financial Statements.
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
In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN 48 requires a tax position be measured or recognized based upon the outcomes that could be realized upon “ultimate settlement” with a tax authority. FSP FIN 48-1 amends FIN 48 to clarify when a tax position is effectively settled upon examination by a taxing authority. The Company adopted FSP FIN 48-1 as of January 1, 2007 with no material impact to its Consolidated Financial Statements.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides specific guidance for determining whether an entity meets the definition of an investment company and should follow the AICPA Audit Accounting Guide Investment Companies (the “Guide”). Entities that meet the definition of an investment company must apply the provisions of the Guide, which includes a requirement to carry investments at fair value. This standard is applicable for years beginning after December 15, 2007. The Company is currently evaluating the impact of this pronouncement, if any, on its Consolidated Financial Statements.
In June 2007, the Emerging Issues Task Force (“EITF”) approved EITF 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits (“windfall”) under SFAS No. 123(revised 2004) Share-Based Payment. The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of this EITF will be adopted prospectively for MGI as of January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its Consolidated Financial Statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
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
At June 30, 2007, the VAR is $(20.6) million, given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio over the next month will exceed the $(20.6) million. The high, low and average VAR for the three months ended June 30, 2007 was $(20.6) million, $(17.2) million and $(19.1) million, respectively. The high, low and average VAR for the six months ended June 30, 2007 was $(21.2) million, $(16.9) million and $(19.1) million, respectively.
The net investment revenue simulation analysis incorporates substantially all of the Company’s interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Table 14 summarizes the changes to our pre-tax income from continuing operations under various scenarios.
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
Table 14 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$4,260	$3,769	$2,239	$(2,489)	$(4,474)	$(7,225)
Percent change	2.6%	2.3%	1.4%	-1.5%	-2.7%	-4.4%
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, of up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, the Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2007, we have repurchased 6,325,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,675,000 shares.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended June 30, 2007. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program

April 1 — April 30, 2007	291,902	$28.85	290,000	6,035,000
May 1 — May 31, 2007	330,000	$28.80	330,000	5,705,000
June 1 — June 30, 2007	38,144	$28.69	30,000	5,675,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The stockholders of the Company voted on two items at the Annual Meeting of Stockholders on May 9, 2007:
1. The election of four directors to a 3-year term.
2. The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007.
The Class III nominees for directors whose terms expire at the 2010 Annual Meeting were elected based on the following votes:

Nominee	Votes For	Votes Withheld

Jess T. Hay	78,061,982	230,047
Linda Johnson Rice	77,871,816	420,213
Albert M. Teplin	78,121,221	170,808
Timothy R. Wallace	78,109,559	182,470
In addition, the terms of the following directors continued after the Annual Meeting:
•	Class I directors with terms expiring in 2008 – Monte E. Ford, Judith K. Hofer, Robert C. Krueger and Philip W. Milne, and

•	Class II directors with terms expiring in 2009 – Donald E. Kiernan, Douglas L. Rock and Othón Ruiz Montemayor
The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007 was approved based on the following votes:

For	78,156,308
Against	67,120
Abstain	68,601
ITEM 6. EXHIBITS
Exhibits are filed with this Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 9, 2007
	By:	/s/ Jean C. Benson

Senior Vice President and Controller (Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
+10.1	MoneyGram International, Inc. Management and Line of Business Incentive Plan as amended and restated May 9, 2007 (incorporated herein by reference from Exhibit 99.01 to the Company’s Current Report on Form 8-K filed May 14, 2007).

+10.2	MoneyGram International, Inc. Performance Unit Incentive Plan as amended and restated May 9, 2007 (incorporated herein by reference from Exhibit 99.02 to the Company’s Current Report on Form 8-K filed May 14, 2007).

+10.3	MoneyGram International, Inc. Deferred Compensation Plan as amended and restated May 9, 2007 (incorporated herein by reference from Exhibit 99.03 to the Company’s Current Report on Form 8-K filed May 14, 2007).

+10.4	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement as of May 8, 2007 (incorporated herein by reference from Exhibit 99.04 to the Company’s Current Report on Form 8-K filed May 14, 2007).

+10.5	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Award Agreement as of May 8, 2007 (incorporated herein by reference from Exhibit 99.05 to the Company’s Current Report on Form 8-K filed May 14, 2007).

+10.6	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Based Restricted Stock Award Agreement as of May 8, 2007 (incorporated herein by reference from Exhibit 99.06 to the Company’s Current Report on Form 8-K filed May 14, 2007).

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.