Form 10-Q
period 2007-09-30
MONEYGRAM INTERNATIONAL INC
filed 2007-11-07
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2007

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
As of November 2, 2007, 82,647,173 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2007	2006

(Amounts in thousands, except share and per share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	1,152,993	973,931
Receivables (substantially restricted)	1,717,464	1,758,682
Trading investments (substantially restricted)	62,300	145,500
Available for sale investments (substantially restricted)	5,260,296	5,690,600
Property and equipment	164,459	148,849
Deferred tax assets	152,742	11,677
Derivative financial instruments	7,878	24,191
Intangible assets	12,817	15,453
Goodwil	421,078	421,316
Other assets	91,451	85,938

Total assets	$9,043,478	$9,276,137

LIABILITIES
Payment service obligations	$7,907,393	$8,209,789
Debt	347,000	150,000
Derivative financial instruments	10,685	3,490
Pension and other postretirement benefits	105,932	103,947
Accounts payable and other liabilities	187,730	139,848

Total liabilities	8,558,740	8,607,074

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares — $.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	73,589	71,900
Retained income	785,140	723,106
Unearned employee benefits	(3,744)	(17,185)
Accumulated other comprehensive loss	(220,939)	(6,292)
Treasury stock: 5,919,016 and 4,285,783 shares at September 30, 2007 and December 31, 2006, respectively	(150,194)	(103,352)

Total stockholders’ equity	484,738	669,063

Total liabilities and stockholders’ equity	$9,043,478	$9,276,137

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

(Amounts and shares in thousands, except per share data)
REVENUE
Fee and other revenue	$242,743	$200,894	$688,409	$556,862
Investment revenue	102,000	96,406	299,161	297,882
Net securities losses	(3,162)	(869)	(2,679)	(1,728)

Total revenue	341,581	296,431	984,891	853,016
Fee commissions expense	105,453	83,144	295,744	226,246
Investment commissions expense	64,899	63,520	192,467	185,346

Total commissions expense	170,352	146,664	488,211	411,592

Net revenue	171,229	149,767	496,680	441,424

EXPENSES
Compensation and benefits	49,572	44,753	149,966	128,473
Transaction and operations support	44,277	41,318	128,129	112,615
Depreciation and amortization	13,944	10,419	37,835	28,197
Occupancy, equipment and supplies	11,975	9,314	33,377	26,748
Interest expense	2,202	2,003	6,143	5,925

Total expenses	121,970	107,807	355,450	301,958

Income before income taxes	49,259	41,960	141,230	139,466
Income tax expense	14,967	11,922	44,740	41,787

NET INCOME	$34,292	$30,038	$96,490	$97,679

Basic earnings per share	$0.42	$0.36	$1.16	$1.16
Diluted earnings per share	$0.41	$0.35	$1.15	$1.13

Average outstanding common shares	82,488	84,298	82,956	84,468
Additional dilutive shares related to stock-based compensation	963	1,501	1,183	1,684

Average outstanding and potentially dilutive common shares	83,451	85,799	84,139	86,152

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

(Amounts in thousands)
NET INCOME	$34,292	$30,038	$96,490	$97,679
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($88,785) and $22,689 for the three months ended September 30, 2007 and 2006, respectively, and ($126,075) and ($8,306) for the nine months ended September 30, 2007 and 2006, respectively	(144,857)	37,019	(205,699)	(13,551)
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $1,202 and $330 for the three months ended September 30, 2007 and 2006, respectively, and $1,018 and $657 for the nine months ended September 30, 2007 and 2006, respectively	1,961	539	1,661	1,071

	(142,896)	37,558	(204,038)	(12,480)

Net unrealized (losses) on derivative financial instruments:
Net holding (losses) arising during the period, net of tax (benefit) of ($9,716) and ($10,844), for the three months ended September 30, 2007 and 2006, respectively and ($4,836) and ($4,373) for the nine months ended September 30, 2007 and 2006, respectively	(15,854)	(17,692)	(7,891)	(7,136)
Reclassifications adjustment for net unrealized (gains) losses included in net income, net of tax (expense) benefit of ($976) and $2,248 for the three months ended September 30, 2007 and 2006, respectively, and ($4,306) and $4,158 for the nine months ended September 30, 2007 and 2006, respectively	(1,592)	3,667	(7,025)	6,785

	(17,446)	(14,025)	(14,916)	(351)

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $18 and $54 for the three and nine months ended September 30, 2007, respectively	29	—	88	—

	29	—	88	—

Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $417 and $1,251 for the three and nine months ended September 30, 2007, respectively	662	—	1,986	—

	662	—	1,986	—

Unrealized foreign currency translation gains, net of tax expense of $815 and $30 for the three months ended September 30, 2007 and 2006, respectively, and $1,368 and $1,574 for the nine months ended September 30, 2007 and 2006, respectively	1,330	48	2,233	2,569

Other comprehensive (loss) income	(158,321)	23,581	(214,647)	(10,262)

COMPREHENSIVE (LOSS) INCOME	$(124,029)	$53,619	$(118,157)	$87,417

See Notes to Consolidated Financial Statements.

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,292	$30,038	$96,490	$97,679
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,944	10,419	37,835	28,197
Investment impairment charges	4,629	1,091	6,124	3,529
Net gain on sale of investments	(1,467)	(222)	(3,445)	(1,801)
Net amortization of investment discounts	(3,895)	(2,773)	(12,989)	(5,721)
Provision for uncollectible receivables	2,828	1,518	6,780	2,763
Other non-cash items, net	3,835	77	11,214	(1,570)
Changes in foreign currency translation adjustments	1,330	48	2,233	2,569
Changes in other assets	(8,039)	(1,986)	(5,288)	723
Changes in accounts payable and other liabilities	11,936	6,053	21,917	2,784

Total adjustments	25,101	14,225	64,381	31,473
Change in cash and cash equivalents (substantially restricted)	(161,391)	(98,608)	(166,296)	(43,823)
Change in trading investments, net (substantially restricted)	58,900	(55,575)	83,200	33,350
Change in receivables, net (substantially restricted)	55,140	12,052	34,439	(178,935)
Change in payment service obligations	(304,142)	(316,147)	(302,396)	(292,985)

Net cash used in operating activities	(292,100)	(414,015)	(190,182)	(353,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	12,112	306,400	321,687	419,886
Proceeds from maturities of investments classified as available-for-sale	148,710	239,261	536,569	625,567
Purchases of investments classified as available-for-sale	(29,391)	(103,511)	(758,898)	(596,252)
Purchases of property and equipment	(23,431)	(17,102)	(53,442)	(57,299)
Cash paid for acquisitions	—	5,741	(1,116)	(7,311)

Net cash provided by investing activities	108,000	430,789	44,800	384,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facilities	197,000	—	197,000	—
Proceeds and tax benefit from exercise of share-based compensation	3,736	4,135	6,867	25,128
Purchase of treasury stock	(12,482)	(17,504)	(45,992)	(46,236)
Cash dividends paid	(4,154)	(3,405)	(12,493)	(10,242)

Net cash provided by (used in) financing activities	184,100	(16,774)	145,382	(31,350)

CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except per share data)	Stock	Capital	Income	and Other	Loss	Treasury	Total

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net income			96,490				96,490
Dividends ($0.15 per share)			(12,493)				(12,493)
Employee benefit plans		1,689		13,441		(850)	14,280
Treasury shares acquired						(45,992)	(45,992)
Unrealized foreign currency translation adjustment					2,233		2,233
Unrealized loss on available-for-sale securities, net of tax					(204,038)		(204,038)
Unrealized loss on derivative financial instruments					(14,916)		(14,916)
Amortization of prior service cost for pension and postretirement benefits, net of tax					88		88
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,986		1,986

September 30, 2007	$886	$73,589	$785,140	$(3,744)	$(220,939)	$(150,194)	$484,738

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Acquisitions
Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), the Company’s former super agent in Italy. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy S.r.l., a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.
MoneyGram acquired Money Express for $15.0 million. The acquisition cost included $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company has finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill during the second quarter of 2007. Purchased intangible assets of $7.7 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment.
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
Subsequent Event — On October 1, 2007, the Company acquired PropertyBridge, Inc. (“PropertyBridge”) for $28.0 million, subject to certain post-closing adjustments and a potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008. PropertyBridge is a provider of electronic payment processing services for the real estate management industry and offers a complete solution to the resident payment cycle, including the ability to electronically accept deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge will be a component of the Company’s Global Funds Transfer segment.
3. Unrestricted Assets
The Company is regulated by various state agencies which generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks. However, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. The Company also maintains several special purpose entities for the benefit of our official check customers in which we are required to hold investments with a value sufficient to cover the clearance of items. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet the Company’s payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available for use by the Company. However, management considers a portion of these amounts as providing additional assurance that regulatory and other requirements are met during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at September 30, 2007 and December 31, 2006, respectively:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Cash and cash equivalents	$1,152,993	$973,931
Receivables, net	1,717,464	1,758,682
Trading investments	62,300	145,500
Available-for-sale investments	5,260,296	5,690,600

	8,193,053	8,568,713
Amounts restricted to cover payment service obligations	(7,907,393)	(8,209,789)

Unrestricted assets	$285,660	$358,924

4. Investments (Substantially Restricted)
At September 30, 2007 and December 31, 2006, no investments were classified as held-to-maturity. Trading investments, which consist of auction rate securities, have contractual maturities in the year 2049, with auction dates typically 28 days after the date the Company purchases the security. The amortized cost and fair value of available-for-sale investments were as follows at September 30, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$595,981	$18,851	$(188)	$614,644
Commercial mortgage-backed securities	355,178	2,992	(20,684)	337,486
Residential mortgage-backed securities	1,497,590	4,025	(24,664)	1,476,951
Other asset-backed securities	2,444,042	16,399	(281,161)	2,179,280
U.S. government agencies	386,992	1,242	(1,612)	386,622
Corporate debt securities	249,743	4,392	(6,637)	247,498
Preferred and common stock	20,175	5	(2,365)	17,815

Total	$5,549,701	$47,906	$(337,311)	$5,260,296

The amortized cost and fair value of available-for-sale investments were as follows at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$765,525	$25,006	$(490)	$790,041
Commercial mortgage-backed securities	585,611	6,659	(2,148)	590,122
Residential mortgage-backed securities	1,623,220	3,876	(23,219)	1,603,877
Other asset-backed securities	1,992,164	36,920	(7,839)	2,021,245
U.S. government agencies	342,749	2,564	(6,589)	338,724
Corporate debt securities	311,465	7,745	(470)	318,740
Preferred and common stock	30,175	13	(2,337)	27,851

Total	$5,650,909	$82,783	$(43,092)	$5,690,600

In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investors Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. At September 30, 2007 and December 31, 2006, the Company’s investment portfolio consisted of the following ratings:

	September 30, 2007			December 31, 2006
	Number of	Fair	% of Total	Number of	Fair	% of Total
(Amounts in thousands)	Securities	Value	Portfolio	Securities	Value	Portfolio

AAA, including U.S. agencies	301	2,719,761	52%	324	2,999,500	53%
AA	188	1,303,232	25%	173	1,233,254	22%
A	142	999,961	19%	141	1,206,583	21%
BBB	12	88,361	1%	10	58,009	1%
Below investment grade	54	148,981	3%	56	193,254	3%

	697	$5,260,296		704	$5,690,600

From July 1, 2007 through October 31, 2007, 33 securities were downgraded and 11 securities were upgraded by one or more rating agencies. The rating agencies are continuing to review the credit ratings for all securities, particularly asset-backed securities. The Company does not believe the ratings changes have a material impact on the fair value of the securities as of September 30, 2007.
The amortized cost and fair value of available-for-sale securities at September 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

In one year or less	$10,161	$10,163
After one year through five years	466,967	473,562
After five years through ten years	528,904	541,250
After ten years	226,684	223,789
Mortgage-backed and other asset-backed securities	4,296,810	3,993,717
Preferred and common stock	20,175	17,815

Total	$5,549,701	$5,260,296

At September 30, 2007 and December 31, 2006, net unrealized losses of $289.4 million ($179.4 million net of tax benefit) and gains of $39.7 million ($24.6 million net of tax expense), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and nine months ended September 30, 2007, losses of $2.0 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sales and maturities of the underlying securities, compared to losses of $0.5 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.
Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Gross realized gains	$1,467	$1,552	$5,396	$4,399
Gross realized losses	—	(1,330)	(1,951)	(2,598)
Other-than-temporary impairments	(4,629)	(1,091)	(6,124)	(3,529)

Net securities losses	$(3,162)	$(869)	$(2,679)	$(1,728)

Impairments in the three months ended September 30, 2007 related to two investments backed primarily by home equity loans and one security backed by a diversified asset-backed pool, including home equity loans, manufactured housing loans and aircraft leases. One investment backed primarily by home equity loans experienced an adverse change in cash flows as a result of credit rating downgrades in the third quarter of 2007, while the other security experienced an adverse change in cash flows as a result of the tight credit market for commercial paper. The tight credit market caused this security to utilize its alternative funding vehicle, which has a higher cost and reduced cash flows available to the investors. The security backed by a diversified asset-backed pool experienced an adverse change in cash flows as a result of credit rating downgrades in the third quarter of 2007 that reflected collateral losses in the underlying pool. The nine months ended September 30, 2007 also included impairments to investments backed by home equity loans recorded in the first half of the year as a result of an adverse change in cash flows. Impairments in the three and nine months ended September 30, 2006 related primarily to investments backed by automobile, aircraft and manufactured housing collateral.
Exposure to Sub-prime Mortgages
The Company holds securities that are collateralized by sub-prime mortgages which are classified in “Other asset-backed securities.” At September 30, 2007, $336.2 million, or less than 7 percent of the fair value of the Company’s $5,260.3 million investment portfolio, had direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings. In considering securities collateralized by sub-prime mortgages, it is important to note the vintage, or year of origination, of the mortgages as the industry loss experience in pre-2006 vintages appears to be much lower than the 2006 and 2007 vintages. Of the Company’s $336.2 million direct exposure to sub-prime mortgages, $298.4 million relates to sub-prime mortgages originated prior to 2006. Following is the fair value of securities collateralized by sub-prime mortgages at September 30, 2007 by vintage (based on the original security issuance date) and rating:
Direct exposure to sub-prime mortgages

	Vintage						Percent
					2003 and		of Total
(Amounts in thousands)	2007	2006	2005	2004	earlier	Total	Portfolio

AAA	$—	$—	$11,231	$—	$32,982	$44,213	0.8%
AA	4,574	21,946	37,574	38,874	51,136	154,104	2.9%
A	—	11,339	18,382	81,344	17,695	128,760	2.5%
BBB	—	—	—	9,088	—	9,088	0.2%
Below investment grade	—	—	—	55	—	55	—

	$4,574	$33,285	$67,187	$129,361	$101,813	$336,220	6.4%

Vintage as a percent of total direct sub-prime exposure	1%	10%	20%	39%	30%	100%
At September 30, 2007, “Other asset-backed securities” with a fair value of $2,179.3 million had gross unrealized losses of $281.2 million, which includes gross unrealized losses of $34.1 million for securities with direct exposure to sub-prime mortgages as collateral. These unrealized losses are included in the Consolidated Balance Sheet in “Accumulated other comprehensive loss.”

Also included in “Other asset-backed securities” are collateralized debt obligations (“CDOs”) which are backed by diversified collateral pools that may include sub-prime mortgages of various vintages. Following is the fair value of CDOs with indirect sub-prime mortgage exposure by CDO type and rating. The Company defines high grade CDOs as those having collateral with an A- or better average rating at purchase, while mezzanine asset-backed CDOs are defined as those having collateral with a BBB/BBB- average rating at purchase.
Indirect exposure to sub-prime mortgages

				Percent
	High			of Total
(Amounts in thousands)	Grade	Mezzanine	Total	Portfolio

AAA, including U.S. agencies	$92,165	$106,883	$199,048	3.8%
AA	27,240	97,774	125,014	2.4%
A	22,564	111,778	134,342	2.5%
BBB	—	17,326	17,326	0.3%
Below investment grade	7,089	18,139	25,228	0.5%

	$149,058	$351,900	$500,958	9.5%

CDO type as a percent of total indirect sub-prime exposure	30%	70%	100%
Fair Value Determination
The Company determines the fair value of its securities using both external and internal sources. The Company sends its entire portfolio to a third party pricing service every month-end to request pricing. This third party pricing service uses a combination of quoted prices, broker pricing and matrix pricing depending on the nature of the individual securities. If the third party pricing service is not able to price a security, the Company requests pricing from various brokers. If the Company is not able to obtain pricing from its pricing service or a broker, the Company will internally value the security using the best available market information, pricing models and, in certain circumstances, its own assumptions regarding how a similar market participant would value the security. The assumptions used by the Company include expected cash flows from the security, risk and liquidity premiums, default rates on the collateral specific to the security and interest rate movements. In limited circumstances, as part of the normal pricing process, the Company will evaluate pricing received from third party pricing services and brokers for reasonableness against internal expectations. If a price falls outside of expectations, the Company will internally value the security and evaluate the assumptions used by the third party, if possible. After evaluating the available information, the Company may determine that the third party price does not reflect the assumptions that a similar market participant would use in valuing the security. In these limited circumstances, the Company will use its internal price rather than the third party price.
During 2007, brokers have become increasingly unwilling to provide pricing on certain securities, requiring the Company to internally value more securities. We expect this trend to continue for the foreseeable future. Following are the categories of pricing for the Company’s portfolio:

	September 30,		December 31,
(Amounts in thousands)	2007		2006

Third party pricing service	$3,065,508	58%	$3,605,963	63%
Broker pricing	1,411,708	27%	1,986,502	35%
Internal pricing	783,080	15%	98,135	2%

	$5,260,296		$5,690,600

Assessment of Unrealized Losses
At September 30, 2007, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$5,238	$(26)	$5,176	$(162)	$10,414	$(188)
Commercial mortgage-backed securities	197,433	(19,086)	28,290	(1,598)	225,723	(20,684)
Residential mortgage-backed securities	178,699	(5,373)	975,197	(19,291)	1,153,896	(24,664)
Other asset-backed securities	1,509,175	(246,476)	292,440	(34,685)	1,801,615	(281,161)
U.S. government agencies	—	—	326,085	(1,612)	326,085	(1,612)
Corporate debt securities	110,270	(6,150)	14,515	(487)	124,785	(6,637)
Preferred and common stock	5,371	(337)	12,436	(2,028)	17,807	(2,365)

	$2,006,186	$(277,448)	$1,654,139	$(59,863)	$3,660,325	$(337,311)

At December 31, 2006, the available-for-sale investment portfolio had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in Thousands)	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$22,467	$(180)	$25,075	$(310)	$47,542	$(490)
Commercial mortgage-backed securities	97,747	(812)	110,859	(1,336)	208,606	(2,148)
Residential mortgage-backed securities	173,179	(653)	1,213,278	(22,566)	1,386,457	(23,219)
Other asset-backed securities	292,742	(2,066)	318,944	(5,773)	611,686	(7,839)
U.S. government agencies	—	—	321,117	(6,589)	321,117	(6,589)
Corporate debt securities	6,306	(7)	60,832	(463)	67,138	(470)
Preferred and common stock	5,663	(45)	12,173	(2,292)	17,836	(2,337)

	$598,104	$(3,763)	$2,062,278	$(39,329)	$2,660,382	$(43,092)

As of September 30, 2007 and December 31, 2006, 171 and 188 securities, respectively, had unrealized losses for more than 12 months. The unrealized losses were caused by a general lack of liquidity in the asset-backed securities market and deterioration in the broader credit markets (the “market disruption”). This market disruption was triggered by concerns surrounding sub-prime mortgage-backed securities, but also extended to other asset-backed securities in the market. The Company believes that the unrealized losses generally are caused by liquidity discounts and risk premiums required by market participants in response to current market conditions. Market conditions at September 30, 2007 primarily reflect wider credit spreads due to heightened concerns regarding the risk of securities backed by mortgage-based collateral, historically low levels of activity in the related market for these securities and a tighter credit market. These market conditions have not adversely impacted the cash flow performance of these securities at this time, nor have any adverse changes in expected future cash flow performance been identified at this time based on information available through the date of this filing. The Company believes at this time that these market conditions are temporary and will improve on a gradual basis.
The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to the Company’s impairment review process, changes in individual security values are regularly monitored to identify potential impairment indicators, such as credit rating downgrades, accelerating default rates on underlying collateral and changes in cash flow performance. The process includes a monthly global assessment of the Company’s portfolio given current market conditions, as well as a monthly review of all securities using a screening process to identify those securities for which fair value falls below established thresholds for certain time periods, or which are identified through other monitoring criteria such as credit ratings downgrades. The Company evaluates the facts related to the individual securities identified as a result of this process, including cash flow performance, actual default rates compared to default rates assumed in determining expected cash flows, subordination available as credit protection on the Company’s investment and the impact of any credit rating downgrades on expected future cash flows. The Company also considers its intent and ability to hold the security for a time sufficient to recover its amortized cost. The Company utilizes a buy and hold strategy for its portfolio, and generally does not utilize its portfolio for liquidity purposes. While this strategy does not factor into the pricing of securities, it does factor into the Company’s assessment of other-than-temporary impairments. The Company believes that if cash flows continue to perform as expected, the Company will be able to recover its amortized cost prior to or upon maturity or call of the security. Given the facts and circumstances of the securities in an unrealized loss position, particularly the continued cash flow performance as expected, the Company has determined that the securities presented in the above unrealized loss table are temporarily impaired as of the date of this filing. The Company has both the intent and ability to hold these investments to recovery.

Following is an assessment of the securities in an unrealized loss position at September 30, 2007 by rating and degree of loss:

	Unrealized loss less than/equal to 20%			Unrealized loss greater than 20%			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(Amounts in thousands)	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss

AAA, including U.S. agencies	157	1,730,839	(49,881)	4	50,193	(18,824)	161	1,781,032	(68,705)
AA	115	806,790	(71,640)	10	96,034	(30,883)	125	902,824	(102,523)
A	98	669,276	(59,949)	29	171,306	(68,734)	127	840,582	(128,683)
BBB	3	20,350	(2,582)	4	38,109	(19,074)	7	58,459	(21,656)
Below investment grade	19	59,296	(7,950)	6	18,131	(7,794)	25	77,427	(15,744)

	392	$3,286,551	$(192,002)	53	$373,773	$(145,309)	445	$3,660,324	$(337,311)

Of the $337.3 million in unrealized losses, $321.6 million relates to securities with an investment grade rating. All of the securities in an unrealized loss position continue to have cash flow performance as expected. The $145.3 million of unrealized losses that are greater than 20 percent of amortized cost are comprised of 49 securities categorized in “Other asset-backed securities” and four securities categorized in “Commercial mortgage-backed securities.” Twenty-six securities are mezzanine asset-backed CDOs, seven securities are high-grade asset-backed CDOs and three are sub-prime mortgage securities. The remaining seventeen are asset-backed securities that include a broad range of collateral types. The Company believes that the decline in fair value on these securities is primarily attributable to the market disruption caused by the sub-prime concerns and not credit quality. These securities do not tend to be influenced by the credit of the issuer, but rather the characteristics and projected cash flows of the underlying collateral.
5. Derivative Financial Instruments
The notional amount of the Company’s swap agreements totaled $1.5 billion and $2.6 billion at September 30, 2007 and December 31, 2006, respectively, with an average fixed pay rate of 4.4 percent and 4.3 percent and an average variable receive rate of 4.8 percent and 5.2 percent at September 30, 2007 and December 31, 2006, respectively. The variable rate portion of the swaps is generally based on federal funds, LIBOR or Treasury bill. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges was not material for the three and nine months ended September 30, 2007 and 2006. As of September 30, 2007, the Company estimates that $1.6 million (net of tax) of the unrealized gain included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets will be recognized in the Consolidated Statements of Income in “Investment commissions expense” within the next 12 months as the swap payments are settled.
6. Sale of Receivables
The balance of sold receivables as of September 30, 2007 and December 31, 2006 was $321.5 million and $297.6 million, respectively. The average receivables sold totaled $356.3 million and $365.3 million during the three and nine months ended September 30, 2007, respectively, and $390.0 million and $385.9 million during the three and nine months ended September 30, 2006, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income in “Investment commissions expense” and totaled $5.9 million and $17.9 million for the three and nine months ended September 30, 2007, respectively, and $6.2 million and $17.7 million for the three and nine months ended September 30, 2006, respectively.
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

As of January 1, 2007, the liability for unrecognized tax benefits was $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could impact the effective tax rate if recognized. The balance at January 1, 2007 includes $5.7 million for interest and penalties. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income. During the three and nine months ended September 30, 2007, the Company recognized $1.1 million and $2.7 million in interest and penalties, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years prior to 2004. The Company is currently subject to U.S. Federal, certain state and foreign income tax examinations for 2004 through 2006.
The effective tax rate was 30.4 percent and 31.7 percent for the three and nine months ended September 30, 2007, respectively, compared to 28.4 percent and 30.0 percent for the three and nine months ended September 30, 2006, respectively. The increase in the effective rate is due to tax exempt investment income declining as a percentage of total pre-tax income.
8. Stockholders’ Equity
The Company has authorization to repurchase up to 12.0 million shares, including 5.0 million shares approved by the Board of Directors on May 9, 2007. During the three and nine months ended September 30, 2007, the Company repurchased 470,000 shares and 1,620,000 shares of its common stock at an average cost of $26.56 per share and $28.39 per share, respectively. As of September 30, 2007, the Company had repurchased 6.8 million shares under the authorization and has remaining authorization to purchase up to 5.2 million shares. Following is a summary of common stock issued and outstanding:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Common shares issued	88,556	88,556
Treasury stock	(5,919)	(4,286)
Restricted stock	(242)	(323)
Shares held in employee equity trust	—	(456)

Common shares outstanding	82,395	83,491

Following is a summary of treasury stock share activity during the nine months ended September 30, 2007:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2006	4,286
Stock repurchases	1,620
Issuance of stock for exercise of stock options	(72)
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock	85

Balance at September 30, 2007	5,919

The Company has an employee equity trust (the “Trust”) that was used to fund the issuance of shares under employee compensation and benefit plans. The fair value of the shares held by the Trust as of December 31, 2006 is recorded in the “Unearned employee benefits” component in the Consolidated Balance Sheets. The balance is reduced as shares were released to fund employee benefits. During the nine months ended September 30, 2007, the Company released 456,393 shares upon the exercise of stock options and the vesting of restricted stock. As of September 30, 2007, there are no shares remaining in the Trust.

The components of accumulated other comprehensive loss, net of tax, include:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Unrealized (loss) gain on securities classified as available-for-sale	$(179,431)	$24,607
Unrealized (loss) gain on derivative financial instruments	(3,571)	11,345
Cumulative foreign currency translation adjustments	8,244	6,011
Prior service cost for pension and postretirement benefits	(1,027)	(1,115)
Unrealized losses on pension and postretirement benefits	(45,154)	(47,140)

Accumulated other comprehensive loss	$(220,939)	$(6,292)

9. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) and the defined benefit postretirement plans includes the following components:

	Pension and SERP’s				Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
(Amounts in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$574	$480	$1,724	$1,441	$174	$159	$523	$478
Interest cost	2,975	2,896	8,925	8,689	209	179	627	536
Expected return on plan assets	(2,521)	(2,231)	(7,563)	(6,694)	—	—	—	—
Amortization of prior service cost	121	176	362	527	(74)	(74)	(221)	(221)
Recognized net actuarial loss	1,057	1,080	3,170	3,241	23	6	68	18

Net periodic pension cost	$2,206	$2,401	$6,618	$7,204	$332	$270	$997	$811

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.1 million for both the three months ended September 30, 2007 and 2006, respectively, and $12.2 million and $12.1 million for the nine months ended September 30, 2007 and 2006, respectively. The Company made contributions to the combined SERPs totaling $0.9 million and $2.6 million during the three and nine months ended September 30, 2007, respectively. No contributions were made to the defined benefit pension plan during the three and nine months ended September 30, 2007. The Company made contributions to the defined benefit pension plan and the combined SERPs totaling $14.0 million and $20.9 million during the three and nine months ended September 30, 2006. Benefits paid through, and contributions made to, the defined benefit postretirement plans were less than $0.1 million for both the three months ended September 30, 2007 and 2006 and were $0.2 million and $0.1 million during the nine months ended September 30, 2007 and 2006, respectively.
The net loss and prior service cost for the defined benefit pension plan and SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the three months ended September 30, 2007 and $3.2 million ($2.0 million, net of tax) and $0.4 million ($0.2 million, net of tax), respectively, during the nine months ended September 30, 2007. The net loss and prior service credit for the defined benefit postretirement plan amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal during the three months ended September 30, 2007 and $0.1 million (less than $0.1 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, during the nine months ended September 30, 2007.
Contribution expense for the 401(k) defined contribution plan totaled $0.9 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.5 million and $2.1 million during the nine months ended September 30, 2007 and 2006, respectively.

10. Debt
The Company has a bank credit facility providing availability up to $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan. At December 31, 2006, the Company had outstanding borrowings under the credit facility of $150.0 million, consisting of a $100.0 million term loan and $50.0 million under the revolving credit facility. On September 24, 2007, the Company borrowed $197.0 million under the revolving credit facility. The proceeds were invested in cash equivalents to supplement the Company’s unrestricted assets, and were also used to fund the acquisition of PropertyBridge on October 1, 2007. At September 30, 2007, the Company had outstanding borrowings under the credit facility consisting of $247.0 million under the revolving credit facility and a $100.0 million term loan. The maturity date of both the revolving credit facility and term loan is June 2010. The revolving credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the credit facility and the term loan is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The usage fees on the facility range from 0.08 percent to 0.25 percent of outstanding borrowings, depending on the credit rating of our senior unsecured debt. Changes in the Company’s credit rating from any of the credit rating agencies could affect the interest rate and fees paid under the facility. At September 30, 2007 and December 31, 2006, the interest rate under the Company’s bank credit facility was 5.70 percent and 5.86 percent, respectively, exclusive of the effect of commitment fees and other costs, and the usage fee was 0.125 percent.
At September 30, 2007 and December 31, 2006, the interest rate swaps used to hedge the cash flows of a portion of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 for further information regarding the Company’s portfolio of derivative financial instruments.
Subsequent Event — On October 31, 2007, the Company obtained a Commitment Letter from JPMorgan Chase Bank to provide a $150.0 million 364-day unsecured revolving credit facility. The credit facility would have substantially the same terms as the Company’s existing credit facility, which will remain in place. The interest rate under the new credit facility will be, at the Company’s option, either (a) LIBOR plus 60 basis points or (b) the higher of the prime rate or the federal funds rate plus 50 basis points. In either case, the interest rate is subject to adjustment in the event of a change in the credit rating of the Company’s senior unsecured debt. The usage fees under the new credit facility will range from 0.15 percent to 0.35 percent of outstanding borrowings, depending on the credit rating of the Company’s senior unsecured debt.
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

	2007	2006

Expected dividend yield	0.7%	0.6%
Expected volatility	29.1%	26.5%
Risk-free interest rate	4.6%	4.7%
Expected life	6.5 years	6.5 years

Following is a summary of stock option activity:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	($000)

Options outstanding at December 31, 2006	4,099,514	$19.52
Granted	406,500	29.15
Exercised	(349,407)	16.92
Forfeited	(60,361)	25.04

Options outstanding at September 30, 2007	4,096,246	$20.63	4.92 years	$12,388

Vested or expected to vest at September 30, 2007	3,952,438	$20.48	4.83 years	$12,216

Options exercisable at September 30, 2007	3,144,681	$19.16	4.13 years	$11,454

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
Restricted stock awards are valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at December 31, 2006	322,998	$22.39
Granted	92,430	29.25
Vested and issued	(173,161)	19.82
Forfeited	—	—

Restricted stock outstanding at September 30, 2007	242,267	$26.88

Following is a summary of pertinent information related to the Company’s stock-based awards:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Fair value of options vesting during period	$3	$19	$2,591	$5,646
Fair value of restricted stock vesting during period	75	31	5,193	13,369
Expense recognized related to options	1,103	641	3,201	1,821
Expense recognized related to restricted stock	599	433	1,752	1,561
Intrinsic value of options exercised	1,693	3,318	3,554	14,323
Cash received from option exercises	3,554	2,964	6,325	20,192
Tax benefit realized for tax deductions from option exercises	182	1,171	542	4,936
As of September 30, 2007, the Company’s unvested stock-based awards had the following unrecognized compensation expense and remaining vesting periods:

		Restricted
(Amounts in Thousands)	Options	Stock

Unrecognized compensation expense	$6,562	$3,744
Remaining weighted average vesting period	1.68 years	1.49 years
As of September 30, 2007, the Company has remaining authorization to issue awards of up to 6,449,324 shares of common stock under its 2005 Omnibus Incentive Plan.
For the three and nine months ended September 30, 2007, options to purchase 763,958 shares and 694,582 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended September 30, 2006, options to purchase 392,563 shares and 326,930 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive. Options are generally antidilutive if the exercise price of the option is greater than the quoted market price of the Company’s common stock for the period presented.
12. Commitments and Contingencies
At September 30, 2007, the Company had various letters of credit, overdraft facilities and uncommitted repurchase agreements totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $14.7 million of letters of credit, all of which are outstanding at September 30, 2007. Letters of credit totaling $4.6 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2007, the total amount of unfunded commitments related to these agreements was $1.4 million.
13. New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. SFAS No. 155 also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its Consolidated Financial Statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. As discussed in Note 7, the Company adopted FIN No. 48 on January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.
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
In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN No. 48 requires a tax position be measured or recognized based upon the outcomes that could be realized upon “ultimate settlement” with a tax authority. FSP FIN 48-1 amends FIN No. 48 to clarify when a tax position is effectively settled upon examination by a taxing authority. The Company adopted FSP FIN 48-1 as of January 1, 2007 with no material impact to its Consolidated Financial Statements.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides specific guidance for determining whether an entity meets the definition of an investment company and should follow the AICPA Audit Accounting Guide Investment Companies (the “Guide”). Entities that meet the definition of an investment company must apply the provisions of the Guide, which includes a requirement to carry investments at fair value. This standard is currently applicable for years beginning after December 15, 2007. The Company is currently evaluating the impact of this standard, if any, on its Consolidated Financial Statements. The FASB has proposed an indefinite delay of this standard pending resolution of implementation issues.
In June 2007, the Emerging Issues Task Force (“EITF”) approved EITF 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123 (revised 2004), Share Based Payment. The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF 06-11 will be adopted prospectively for the Company as of January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its Consolidated Financial Statements.
14. Minimum Commission Guarantees
In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.
As of September 30, 2007, the liability for minimum commission guarantees is $4.3 million. As of September 30, 2007, the maximum amount that could be paid under commission guarantees is $26.7 million over a weighted average remaining term of 2.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. In fiscal 2006, the Company paid $3.0 million under these guarantees, or approximately 40 percent of the estimated maximum payment for the year.

15. Segment Information
The Company’s business is conducted through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Wal-Mart, accounted for approximately 20 percent of total Company revenue for both the three and nine months ended September 30, 2007 and approximately 18 percent and 17 percent for the three and nine months ended September 30, 2006, respectively. The following table reconciles segment operating income to “Income before income taxes” as reported in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Revenue:
Global Funds Transfer:
Money transfer, including bill payment	$220,582	$176,220	$619,876	$483,125
Retail money order	36,871	37,231	111,303	115,333

	257,453	213,451	731,179	598,458

Payment Systems:
Official check and payment processing	77,060	74,883	231,886	230,870
Other	6,699	7,585	21,163	23,159

	83,759	82,468	253,049	254,029

Other	369	512	663	529

Total revenue	$341,581	$296,431	$984,891	$853,016

Operating Income:
Global Funds Transfer	$45,798	$38,566	$124,140	$119,275
Payment Systems	6,618	7,539	26,082	34,068

	52,416	46,105	150,222	153,343

Interest expense	(2,202)	(2,003)	(6,143)	(5,925)
Other unallocated expenses	(955)	(2,142)	(2,849)	(7,952)

Income before income taxes	$49,259	$41,960	$141,230	$139,466

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Depreciation and amortization:
Global Funds Transfer	$12,950	$9,464	$34,481	$25,008
Payment Systems	994	955	3,354	3,189

Total depreciation and amortization	$13,944	$10,419	$37,835	$28,197

Capital expenditures:
Global Funds Transfer	$21,921	$15,599	$48,709	$48,345
Payment Systems	1,510	1,503	4,733	8,954

Total capital expenditures	$23,431	$17,102	$53,442	$57,299

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

United States	$256,663	$233,406	$756,921	$681,836
Foreign	84,918	63,025	227,970	171,180

Total revenue	$341,581	$296,431	$984,891	$853,016

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
Summary
Following are significant items relating to the third quarter of 2007:
•	Our Global Funds Transfer segment revenue grew 21 percent over the third quarter of 2006, driven by 25 percent growth in both money transfer transaction volume and revenue.

•	The net investment margin of 2.33 percent (see Table 4) increased from 2.07 percent in the third quarter of 2006.

•	Fee and other revenue increased 21 percent from the third quarter of 2006 to $242.7 million, driven primarily by continued growth in money transfer transaction volume.

•	Expenses increased 13 percent, driven by increased headcount, depreciation and amortization, transaction and operations support costs and infrastructure costs supporting the growth in money transfer.

•	Our $5.3 billion investment portfolio at September 30, 2007 included net unrealized losses of $289.4 million, reflecting a $230.5 million decline from June 30, 2006.

•	We drew the $197.0 million remaining balance under our credit facility and invested the proceeds in cash equivalents to supplement our unrestricted assets and to fund the acquisition of PropertyBridge.

During the third quarter of 2007, our Board of Directors authorized hiring JP Morgan to complete a strategic review of our Payment Systems business. The Payment Systems business includes official check outsourcing services, money orders sold through financial institutions and controlled disbursement processing services. The strategic review includes all aspects of the Payment Systems business, including the portfolio strategy and capital implications. As of the date of this filing, no final determinations have been made as to the plan for the Payment Systems segment. Any such plan is required to be approved by the Company’s Board of Directors.
Table 1 — Results of Operations

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
			(%)			(%)
Revenue:
Fee and other revenue	$242,743	$200,894	21	$688,409	$556,862	24
Investment revenue	102,000	96,406	6	299,161	297,882	0
Net securities gains (losses)	(3,162)	(869)	NM	(2,679)	(1,728)	NM

Total revenue	341,581	296,431	15	984,891	853,016	15

Fee commissions expense	105,453	83,144	27	295,744	226,246	31
Investment commissions expense	64,899	63,520	2	192,467	185,346	4

Total commissions expense	170,352	146,664	16	488,211	411,592	19

Net revenue	171,229	149,767	14	496,680	441,424	13

Expenses:
Compensation and benefits	49,572	44,753	11	149,966	128,473	17
Transaction and operations support	44,277	41,318	7	128,129	112,615	14
Depreciation and amortization	13,944	10,419	34	37,835	28,197	34
Occupancy, equipment and supplies	11,975	9,314	29	33,377	26,748	25
Interest expense	2,202	2,003	10	6,143	5,925	4

Total expenses	121,970	107,807	13	355,450	301,958	18

Income before income taxes	49,259	41,960	17	141,230	139,466	1
Income tax expense	14,967	11,922	26	44,740	41,787	7

Net income	$34,292	$30,038	14	$96,490	$97,679	(1)

NM = Not meaningful

Table 2 — Results of Operations as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Revenue:
Fee and other revenue	71%	68%	70%	65%
Investment revenue	30%	32%	30%	35%
Net securities gains (losses)	-1%	0%	0%	0%

Total revenue	100%	100%	100%	100%

Fee commissions expense	31%	28%	30%	26%
Investment commissions expense	19%	21%	20%	22%

Total commissions expense	50%	49%	50%	48%

Net revenue	50%	51%	50%	52%

Expenses:
Compensation and benefits	14%	15%	15%	15%
Transaction and operations support	13%	14%	13%	13%
Depreciation and amortization	4%	4%	4%	3%
Occupancy, equipment and supplies	4%	3%	3%	3%
Interest expense	1%	1%	1%	1%

Total expenses	36%	36%	36%	35%

Income before income taxes	14%	14%	14%	16%
Income tax expense	4%	4%	4%	5%

Net income	10%	10%	10%	11%

NM= Not meaningful
For the third quarter of 2007, total revenue and net revenue grew 15 percent and 14 percent, respectively, over the third quarter of 2006 driven primarily by transaction growth in the money transfer business. Investment revenue increased six percent in the third quarter of 2007 over the third quarter of 2006 as investments earned wider spreads due to the disruption in the credit markets resulting from heightened concerns regarding the risk of securities backed by mortgage-based collateral. Total expenses, excluding commissions, increased 13 percent over the third quarter of 2006 to support the expansion of the money transfer business. The increases were primarily due to increased headcount, depreciation and amortization, transaction and operations support costs and infrastructure costs supporting the growth in money transfer. Headcount was higher as we continued to staff our retail money transfer locations in Western Europe and increase our support functions. Depreciation and amortization increased due to the Company’s prior period investments in signage, computer hardware and capitalized software to enhance the money transfer platform.
A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of our international subsidiaries are denominated in the Euro. In the third quarter of 2007, the Euro strengthened significantly against the U.S. dollar. While the strong Euro benefits the internationally originated revenue in our consolidated income statement, this benefit is significantly offset by the impact on commissions paid and operating expenses incurred in Euros. The impact of fluctuations in the Euro exchange rate on the Company’s consolidated net income has been minimal.
For the nine months ended September 30, 2007, total revenue and net revenue increased by 15 percent and 13 percent, respectively, over the same period in 2006 for the reasons described above. Investment revenue for the nine months ended September 30, 2007 was flat compared to the same period in 2006. Wider spreads earned in 2007 as discussed above were offset by higher investment revenue in 2006 that benefited from $12.4 million of pre-tax cash flow on previously impaired investments and income from limited partnerships, compared to a nominal amount of pre-tax cash flow in 2007. Total expenses for the nine months ended September 30, 2007 increased by 18 percent over the same period in 2006 to support the expansion of the money transfer business as described above.

Table 3 — Net Fee Revenue Analysis

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

Fee and other revenue	$242,743	$200,894	21%	$688,409	$556,862	24%
Fee commissions expense	(105,453)	(83,144)	27%	(295,744)	(226,246)	31%

Net fee revenue	$137,290	$117,750	17%	$392,665	$330,616	19%

Commissions as a % of fee and other revenue	43.4%	41.4%		43.0%	40.6%
Fee and other revenue is comprised of fees on money transfers, money orders and official check transactions. It is a growing portion of our total revenue, increasing to 71 percent and 70 percent of total revenue for the three and nine months ended September 30, 2007, respectively, from 68 percent and 65 percent of total revenue for the three and nine months ended September 30, 2006, respectively. Fee and other revenue for the three and nine months ended September 30, 2007 increased by 21 percent and 24 percent, respectively, compared to the same periods in the prior year, primarily driven by the growth in the money transfer business. Growth in money transfer revenue (including urgent bill payment) continued to be in line with growth in money transfer transaction volume due to the positive benefit from the Euro exchange rate, product mix and impact of our pricing initiatives. During the three and nine months ended September 30, 2007, the higher margin money transfer product grew at a faster pace than bill payment products. We anticipate money transfer revenue and money transfer volume growth percentages to remain similar, subject to fluctuations in the Euro exchange rate, pricing initiatives and product mix. See further discussion under Table 7 — Global Funds Transfer Segment.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. For the three and nine months ended September 30, 2007, fee commissions expense increased 27 percent and 31 percent, respectively, compared to the same periods in 2006, and also grew at a faster pace than fee revenue, primarily driven by the mix of product revenue due to higher money transfer transaction volume and tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying for performance and allowing them to participate in adding market share for MoneyGram.
Net fee revenue increased 17 percent and 19 percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in net fee revenue is primarily driven by the increase in money transfer transaction volume. Growth in net fee revenue was less than fee and other revenue growth, primarily due to tiered commissions.
Table 4 — Net Investment Revenue Analysis

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006

Components of net investment revenue:
Investment revenue	$102,000	$96,406	6%	$299,161	$297,882	0%
Investment commissions expense (1)	(64,899)	(63,520)	2%	(192,467)	(185,346)	4%

Net investment revenue	$37,101	$32,886	13%	$106,694	$112,536	-5%

Average balances:
Cash equivalents and investments	$6,304,433	$6,297,739	0%	$6,265,515	$6,357,165	-1%
Payment service obligations (2)	4,788,379	4,743,030	1%	4,747,844	4,813,544	-1%

Average yields earned and rates paid (3):
Investment yield	6.42%	6.07%	0.35%	6.38%	6.26%	0.12%
Investment commission rate	5.38%	5.31%	0.07%	5.42%	5.15%	0.27%
Net investment margin	2.33%	2.07%	0.26%	2.28%	2.37%	-0.09%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($356.3 million and $390.0 million for the three months ended September 30, 2007 and 2006, respectively, and $365.3 million and $385.9 million for the nine months ended September 30, 2007 and 2006, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in “Components of net investment revenue” by the applicable amount shown in “Average balances”, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue increased six percent in the three months ended September 30, 2007 compared to the same period in 2006 due to wider spreads earned on our investments. During the three months ended September 30, 2007, our cash investments and adjustable rate securities, which are primarily tied to LIBOR, earned a wider spread due to the disruption in the credit markets. Investment revenue for the nine months ended September 30, 2007 was flat compared to the same period in 2006. The wider spreads earned in 2007 were offset by higher investment revenue in 2006 that benefited from $12.4 million of pre-tax cash flow on previously impaired investments and income from limited partnerships, as well as lower average investable balances in 2007. A nominal amount of pre-tax cash flow was recorded in 2007. We anticipate that our average investable balances will be in the range of $6.2 billion to $6.3 billion for the year.
Investment commissions expense remained relatively flat with a two percent increase in the three months ended September 30, 2007 compared to the same period in 2006. Our commissions are primarily based on a federal funds index. In September 2007, the federal funds rate decreased, resulting in flat commissions in the third quarter of 2007 compared to the same period in the prior year. Investment commissions expense increased four percent for the nine months ended September 30, 2007 over the prior year reflecting higher commissions paid to financial institution customers resulting from higher short-term rates for the first half of the year. This increase was partially offset by the decrease in the federal funds rate for the third quarter as discussed above.
The Company had $1.5 billion of outstanding swaps with an average fixed pay rate of 4.4 percent at September 30, 2007, compared to $2.6 billion with an average fixed pay rate of 4.3 percent at December 31, 2006. Approximately $475.0 million, $375.0 million and $300.0 million of swaps matured in the first, second and third quarters of 2007, respectively, with an average fixed pay rate of 5.0 percent, 3.7 percent and 3.9 percent, respectively. The run off of lower priced swaps during the nine months ended September 30, 2007 also increased investment commission expense over the same period in the prior year. Additional swaps of $50.0 million with an average fixed pay rate of 5.6 percent will mature in the fourth quarter of 2007. No swap agreements were entered into during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we entered into $150.0 million of swap agreements. We expect any replacement swaps to be at higher average rates than swaps that have matured.
Net investment revenue increased 13 percent for the three months ended September 30, 2007, compared to the same period in 2006, reflecting increased investment revenue on investments tied to LIBOR and flat commissions expense as discussed above. For the nine months ended September 30, 2007, net investment revenue decreased five percent compared to the same period in 2006 reflecting the benefit of pre-tax cash flow on previously impaired investments and income from limited partnerships recorded in 2006 and higher investment commission expense in 2007.
The net investment margin increased to 2.33 percent for the three months ended September 30, 2007, reflecting increased net investment revenue as average investable balances remained constant. For the nine months ended September 30, 2007, net investment margin decreased to 2.28 from the prior year, reflecting a decrease in both net investment revenue and average investable balances.

Table 5 — Summary of Gains, Losses and Impairments

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Gross realized gains	$1,467	$1,552	$(85)	$5,396	$4,399	$997
Gross realized losses	—	(1,330)	1,330	(1,951)	(2,598)	647
Other-than-temporary impairments	(4,629)	(1,091)	(3,538)	(6,124)	(3,529)	(2,595)

Net securities gains (losses)	$(3,162)	$(869)	$(2,293)	$(2,679)	$(1,728)	$(951)

The Company had net securities losses of $3.2 million and $2.7 million in the three and nine months ended September 30, 2007, respectively, compared to net securities losses of $0.9 million and $1.7 million in the three and nine months ended September 30, 2006, respectively. Impairments in the three months ended September 30, 2007 related to two securities backed by home equity loans and one security backed by manufactured housing loans and aircraft leases. One investment backed primarily by home equity loans experienced an adverse change in cash flows as a results of credit rating downngrades in the third quarter of 2007, while the other security experienced an adverse change in cash flows as a result of the tight credit market for commercial paper. The tight credit market caused this security to utilize its alternative funding vehicle, which has a higher cost and reduced cash flows available to the investors. The security backed by a diversified asset-backed pool experienced an adverse change in cash flows as a result of credit rating downgrades in the third quarter of 2007 that reflected collateral losses in the underlying pool. The nine months ended September 30, 2007 also included impairments of securities backed by home equity loans recorded in the first half of the year. Impairments in the three and nine months ended September 30, 2006 related primarily to securities backed by automobile, aircraft and manufactured housing collateral.
The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to the Company’s impairment review process, changes in individual security values are regularly monitored to identify potential impairment indicators, such as credit rating downgrades, accelerating default rates on underlying collateral and changes in cash flow performance. The process includes a monthly global assessment of the Company’s portfolio given current market conditions, as well as a monthly review of all securities using a screening process to identify those securities for which fair value falls below established thresholds for certain time periods, or which are identified through other monitoring criteria such as credit ratings downgrades. The Company evaluates the facts related to the individual securities identified as a result of this process, including cash flow performance, actual default rates compared to default rates assumed in determining expected cash flows, subordination available as credit protection on the Company’s investment and the impact of any credit rating downgrades on expected future cash flows. The Company also considers its intent and ability to hold the security for a time sufficient to recover its amortized cost. The Company utilizes a buy and hold strategy for its portfolio, and generally does not utilize its portfolio for liquidity purposes. While this strategy does not factor into the pricing of securities, it does factor into the Company’s assessment of other-than-temporary impairments. The Company believes that if cash flows continue to perform as expected, the Company will be able to recover its amortized cost prior to or upon maturity or call of the security. Given the facts and circumstances of the securities in an unrealized loss position, particularly the continued cash flow performance as expected, the Company has determined that its securities in an unrealized loss position are temporarily impaired as of the date of this filing. The Company believes that the unrealized losses were caused by a general lack of liquidity in the asset-backed securities market and deterioration in the broader credit markets (“the market disruption”). This market disruption was triggered by concerns surrounding sub-prime mortgage-backed securities, but also extended into other asset-backed securities in the market. The Company’s asset-backed securities do not tend to be influenced by the credit of the issuer, but rather by the characteristics and projected cash flows of the underlying collateral. The Company has both the intent and ability to hold these investments to recovery. For further information regarding the Company’s securities, refer to Note 4 – Investments in the Notes to the Consolidated Financial Statements.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased 11 percent and 17 percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, due to higher headcount supporting the growth of the money transfer business, partially offset by lower incentive compensation accruals. As of September 30, 2007, the number of employees increased 13 percent over the third quarter of 2006 as we increased headcount for our support functions and continued to staff our retail locations in France and Germany. We expect compensation and benefits to continue to increase in the remainder of 2007 compared to 2006 due to the additional headcount, partially offset by lower incentive compensation accruals for plans where the amount of payment is tied to the Company’s stock price.

Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased seven percent and 14 percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, due to higher costs related to the expansion of the money transfer business and the global network. Agent forms and supplies increased 19 percent and 21 percent for the three and nine months ended September 30, 2007, respectively, over the prior year primarily due to higher transaction volumes. Similar to prior years, we anticipate higher marketing expense in the fourth quarter of 2007. For the nine months ended September 30, 2007, professional fees increased 13 percent over the prior year to support compliance activities and enhancements to our technology systems. The Company also experienced higher provisions for loss in both the three and nine months ended September 30, 2007 over the same periods in 2006.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense for both the three and nine months ended September 30, 2007 increased 34 percent over the same periods in 2006, primarily due to the Company’s investment in signage, computer hardware and capitalized software in prior periods to enhance our support functions, as well as amortization of acquired intangible assets.
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
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense for the three and nine months ended September 30, 2007 increased 29 percent and 25 percent, respectively, over the same periods in 2006. Office rent increased due to normal annual increases and expanded locations. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives. Freight and delivery and supplies expenses have increased in connection with the growth in our agent locations.
Interest expense — Interest expense for the three and nine months ended September 30, 2007 increased ten and four percent over the same periods in 2006, reflecting interest expense on a higher debt balance at September 30, 2007 due to additional debt incurred at the end of the quarter. This increase was somewhat offset by interest rate debt swaps used to hedge the cash flows of a portion of our variable rate debt.
Income taxes — The effective tax rate was 30.4 percent and 31.7 for the three and nine months ended September 30, 2007, respectively, compared to 28.4 percent and 30.0 percent for the three and nine months ended September 30, 2006, respectively. The increase in the effective rate was due to tax exempt investment income declining as a percentage of total pre-tax income. We expect our effective tax rate to be around 31 percent for the full year.
Acquisitions
Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), the Company’s former super agent in Italy S.r.l. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy S.r.l., a wholly-owned subsidiary, to operate the former Money Express network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.
MoneyGram acquired Money Express for $15.0 million. The acquisition cost included $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The Company has finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill during the second quarter of 2007. Purchased intangible assets of $7.7 million, consisting primarily of agent contracts and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment.
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
Subsequent Event — On October 1, 2007, the Company acquired PropertyBridge, Inc. (“PropertyBridge”) for $28.0 million, subject to certain post-closing adjustments and a potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008. PropertyBridge is a provider of electronic payment processing services for the real estate management industry and offers a complete solution to the resident payment cycle, including the ability to electronically accept deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge will be a component of the Company’s Global Funds Transfer segment.
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
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses represent pension and benefit obligation expense. Table 6 reconciles segment operating income to income before income taxes as reported in our Consolidated Financial Statements.
Table 6 — Segment Information

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Operating income:
Global Funds Transfer	$45,798	$38,566	19%	$124,140	$119,275	4%
Payment Systems	6,618	7,539	-12%	26,082	34,068	-23%

Total segment operating income	52,416	46,105	14%	150,222	153,343	-2%

Interest expense	2,202	2,003	10%	6,143	5,925	4%
Other unallocated expenses	955	2,142	-55%	2,849	7,952	-64%

Income before income taxes	$49,259	$41,960	17%	$141,230	$139,466	1%

Table 7 — Global Funds Transfer Segment

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Money transfer revenue	$220,582	$176,220	25%	$619,876	$483,125	28%
Retail money orders and other	36,871	37,231	-1%	111,303	115,333	-3%

Total revenue	257,453	213,451	21%	731,179	598,458	22%

Commissions	(110,422)	(87,942)	26%	(310,680)	(240,439)	29%

Net revenue	$147,031	$125,509	17%	$420,499	$358,019	17%

Operating income	$45,798	$38,566	19%	$124,140	$119,275	4%
Operating margin	17.8%	18.1%		17.0%	19.9%
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers, as well as fees on retail money orders and urgent bill payment products, investment revenue and securities gains and losses. Global Funds Transfer revenue increased 21 percent and 22 percent in the three and nine months ended September 30, 2007, respectively, over the same periods in 2006. Total Global Funds Transfer segment revenue continues to be driven by the growth in the money transfer business. Growth in money transfer revenue (including urgent bill payment) increased 25 percent and 28 percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, in line with growth in money transfer transaction volume at an increase of 25 percent over the prior periods. This was primarily driven by the lapping of our simplified pricing initiatives, pricing stability, product mix (money transfer transaction growth versus urgent bill payment transaction growth) and a benefit from the stronger Euro exchange rate. Our simplified pricing initiatives include reducing the number of pricing tiers or bands which allows us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor, but above the niche players in the market.
Domestic originated transactions (including urgent bill payment) increased 26 percent and 29 percent in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, with continued growth across all corridors. International, or transactions originated outside of North America, grew 34 percent and 35 percent in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Transaction volume to Mexico grew six percent and nine percent in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Economic conditions in the U.S. housing market and immigration concerns continue to dampen this growth. Mexico is a relatively small portion of our total money transfer business and represented ten percent of our total transactions for both the three and nine months ended September 30, 2007, respectively. The growth in money transfer transactions is a result of our continued network expansions and targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base grew 33 percent to approximately 138,000 agent locations at September 30, 2007 compared to September 30, 2006, reflecting the strongest unit location growth we have ever seen. The increase continues to be primarily in the international markets, including the United Kingdom and India. In connection with the agent location growth, the Company incurred roll-out costs including but not limited to signage, agent forms, marketing and training. These expenses are incurred in advance of generating any significant revenue from the added locations. As expected, retail money order transaction volume declined six percent and five percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 due to trends in paper- based products.
Money transfer agents are located in the following geographic regions: 33,000 locations in North America; 21,600 locations in Latin America (including Mexico which represents 10,200 locations); 43,300 locations in Western Europe and the Middle East; 10,500 locations in the Indian subcontinent; 13,200 locations in Asia Pacific; 12,000 locations in Eastern Europe and 5,100 locations in Africa.
Investment revenue in Global Funds Transfer increased seven percent in the three months ended September 30, 2007 compared to the same period in 2006, as a result of a wider spread earned on our cash investments and adjustable rate securities due to the disruption in the credit markets. Investment revenue in Global Funds Transfer was flat in the nine months ended September 30, 2007 compared to the same period in 2006, as the wider spreads earned were offset by higher investment revenue in 2006 that benefited from $2.8 million of pre-tax cash flow on previously impaired investments and income from limited partnerships, as well as lower average investable balances in the current year. A nominal amount of pre-tax cash flow was recorded in 2007.

Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for the three and nine months ended September 30, 2007 increased 26 percent and 29 percent, respectively, compared to the same periods in 2006, primarily driven by tiered commission rates paid to certain agents and increases in the Euro exchange rate. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. Tiered commissions did not have an impact until the third quarter of 2006. Our largest agent, Wal-Mart, is expected to hit a new tier in the fourth quarter of 2007, so commissions will be up slightly in the fourth quarter. This is the last performance-based commission tier adjustment in the contract.
Operating income for the three months ended September 30, 2007 increased 19 percent to $45.8 million from the same period in 2006, resulting in an operating margin of 17.8 percent compared to 18.1 percent in the prior year. The decrease in operating margin reflects higher money transfer commissions and an increase in operating expenses, as we continue to grow our global presence. Higher operating expenses reflect increased headcount as we continued to increase our support functions to support the expansion of the money transfer business and staffed our retail locations in Western Europe. The retail strategy has also resulted in increased costs related to compliance and technology infrastructure. These expenses are incurred in advance of generating any significant revenue. For the nine months ended September 30, 2007, operating income increased four percent from the same period in 2006 and reflected a decrease in operating margin to 17.0 percent from 19.9 percent in the prior year. Operating income for the nine months ended September 30, 2006 included $2.8 million of cash flows from previously impaired investments and income from limited partnership interests. We expect our operating margin for the full year 2007 to be approximately 16 percent with the fourth quarter declining due to the timing of expenses, primarily marketing.
Table 8 — Payment Systems Segment

	Three Months Ended		2007	Nine Months Ended		2007
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2007	2006	2006	2007	2006	2006
Official check and payment processing	$77,060	$74,883	3%	$231,886	$230,870	0%
Other revenue	6,699	7,585	-12%	21,163	23,159	-9%

Total revenue	83,759	82,468	2%	253,049	254,029	0%

Commissions	(59,930)	(58,722)	2%	(177,532)	(171,153)	4%

Net revenue	$23,829	$23,746	0%	$75,517	$82,876	-9%

Operating income	$6,618	$7,539	-12%	$26,082	$34,068	-23%
Operating margin	7.9%	9.1%		10.3%	13.4%

Taxable equivalent basis (1):
Revenue	$87,526	$86,812	1%	$265,103	$267,164	-1%
Commissions	(59,930)	(58,722)	2%	(177,532)	(171,153)	4%
Operating income	10,386	11,883	-13%	38,136	47,204	-19%
Operating margin	11.9%	13.7%		14.4%	17.7%

(1)	The taxable equivalent basis numbers (commonly used by financial institutions) are non-GAAP measures that are used by the Company’s management to evaluate the effect of tax-exempt securities on the Payment Systems segment. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. An adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate and is $3.8 million and $4.3 million for the three months ended September 30, 2007 and 2006, respectively, and $12.1 million and $13.1 million for the nine months ended September 30, 2007 and 2006, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.

Total revenue includes investment revenue, securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Payment Systems revenue increased two percent in the three months ended September 30, 2007 and was flat for the nine months ended September 30, 2007 compared to the same periods in 2006. Both the three and nine months ended September 30, 2007 were impacted by higher investment losses recorded in the third quarter, as well as lower average investable balances in the current year periods. The nine months ended September 30, 2006 benefited from higher investment revenue due to $9.6 million of pre-tax cash flow on previously impaired investments and income from limited partnerships. The decrease in revenue for the nine months ended September 30, 2007 also reflects lower average investable balances and was partially offset by higher yields on the investment portfolio.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps. Commission expense increased two percent and four percent for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to the effect of the runoff of lower interest rate swaps.
Operating margin for the three and nine months ended September 30, 2007 was 7.9 percent and 10.3 percent, respectively (11.9 percent and 14.4 percent, respectively, on a taxable equivalent basis) as compared to 9.1 percent and 13.4 percent, respectively (13.7 percent and 17.7 percent, respectively, on a taxable equivalent basis) for the same periods in 2006. Lower operating margins for the three and nine months ended September 30, 2007 were primarily the result of higher investment losses recorded in the third quarter. The operating margin for the nine months ended September 30, 2006 benefited by 3.4 percentage points from pre-tax cash flows from previously impaired securities and income from limited partnership interests.
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
At September 30, 2007, we had cash and cash equivalents of $1.2 billion, net receivables of $1.7 billion and investments of $5.3 billion, all substantially restricted for payment service obligations. We rely on the funds from ongoing sales of payment instruments and portfolio cash flows to settle payment service obligations as they are presented. Due to the continuous nature of the sales and settlement of our payment instruments, we are able to invest in securities with a longer term than the average life of our payment instruments. The Company’s daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflows. On the days with a net cash outflow, the Company has historically utilized repurchase agreements to fund the shortfall. These repurchase agreements are then generally repaid on the next net cash inflow day. The repurchase agreements are uncommitted facilities with various banks and require specific securities to be designated as collateral for borrowings under the agreements. The acceptance of securities as collateral is at the discretion of the Company’s counterparty. During the third quarter of 2007, the Company began investing more heavily in short-term securities to enhance the Company’s liquidity. This shift was accomplished by reinvesting proceeds from normal maturities of our investments into shorter term securities. As a result of this enhanced liquidity, the Company has reduced its use of repurchase agreements. At September 30, 2007, the Company had no amounts outstanding under repurchase agreements.
We are regulated by various state agencies that generally require us to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. We are not regulated by state agencies for our payment service obligations resulting from outstanding cashier’s checks. However, we restrict a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. The Company also maintains several special purpose entities for the benefit of our official check customers in which we are required to hold investments with a value sufficient to cover the clearance of items. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit and sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

As of September 30, 2007 and December 31, 2006, we had unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations, or unrestricted assets, as summarized in Table 9. These amounts are generally available. However, management considers a portion of these amounts as providing additional assurance that regulatory and other requirements are met during the normal fluctuations in the value of investments.
The Company’s available-for-sale investment portfolio is a highly rated, diverse buy and hold portfolio. The securities are purchased for the long-term. Except for a small portion of securities used as collateral for repurchase agreements, the available-for-sale investment portfolio is not integral to the Company’s daily liquidity. During the third quarter of 2007, the Company’s unrestricted assets declined due to unrealized losses in our available-for-sale investment portfolio. As further discussed in Note 4 to the Consolidated Financial Statements, the Company believes these unrealized losses represent temporary impairments at this time. Market conditions at September 30, 2007 primarily reflect wider credit spreads due to heightened concerns regarding the risk of securities backed by mortgage-based collateral, historically low levels of activity in the related market for these securities and a tighter credit market. To supplement our unrestricted assets and to fund the acquisition of PropertyBridge, the Company drew on the balance of its credit facility in September 2007 and invested the $197.0 million of proceeds in cash equivalents.
Table 9 — Unrestricted Assets

	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006
(Amounts in Thousands)
Cash and cash equivalents	$1,152,993	$987,918	$1,274,768	$973,931
Receivables, net	1,717,464	1,775,431	1,599,654	1,758,682
Trading investments	62,300	121,200	107,000	145,500
Available for sale investments	5,260,296	5,624,054	5,490,141	5,690,600

	8,193,053	8,508,603	8,471,563	8,568,713
Amounts restricted to cover payment service obligations	(7,907,393)	(8,211,535)	(8,129,757)	(8,209,789)

Unrestricted assets	$285,660	$297,068	$341,806	$358,924

The decrease in unrestricted assets from June 30, 2007 is due to a net decline in the market value of our investments of $230.5 million, repurchases of our common stock totaling $12.5 million, capital expenditures totaling $23.4 million and the payment of dividends totaling $4.2 million. This activity was partially offset by $197.0 million in borrowings under our credit facility which were invested in cash and cash equivalents and changes in our working capital resulting from the timing of normal operating activities.
Table 10 — Cash Flows Used In Operating Activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Net income	$34,292	$30,038	$96,490	$97,679
Total adjustments to reconcile net income	25,101	14,225	64,381	31,473

Net cash provided by operating activities before changes in payment service assets and obligations	59,393	44,263	160,871	129,152

Change in cash and cash equivalents (substantially restricted)	(161,391)	(98,608)	(166,296)	(43,823)
Change in trading investments, net (substantially restricted)	58,900	(55,575)	83,200	33,350
Change in receivables, net (substantially restricted)	55,140	12,052	34,439	(178,935)
Change in payment service obligations	(304,142)	(316,147)	(302,396)	(292,985)

Net change in payment service assets and obligations	(351,493)	(458,278)	(351,053)	(482,393)

Net cash used in operating activities	$(292,100)	$(414,015)	$(190,182)	$(353,241)

Table 10 summarizes the net cash flows used in operating activities. Operating activities used net cash of $292.1 million and $414.0 million during the three months ended September 30, 2007 and 2006, respectively, for a decrease in cash used of $121.9 million. This decrease is primarily due to $106.6 million of additional working capital from normal operating activities impacting our payment service assets and obligations, other assets and accounts payable and other liabilities. The remaining decrease is due to changes in non-cash expenses, including depreciation and amortization and provision of uncollectible receivables.

Operating activities used net cash of $190.2 million and $353.2 million during the nine months ended September 30, 2007 and 2006, respectively, for a decrease in cash used of $163.1 million. This decrease is primarily due to $144.5 million of additional working capital from normal operating activities impacting our payment service assets and obligations, other assets and accounts payable and other liabilities. The remaining decrease is due to changes in non-cash expenses, including depreciation and amortization and provision of uncollectible receivables.
To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Net investment activity	$131,431	$442,150	$99,358	$449,201
Purchases of property and equipment	(23,431)	(17,102)	(53,442)	(57,299)
Cash (paid) received for acquisitions	—	5,741	(1,116)	(7,311)

Net cash provided by investing activities	$108,000	$430,789	$44,800	$384,591

Table 11 summarizes the net cash provided by investing activities. Investing activities primarily consist of activity within our investment portfolio. Other investing activity consisted of the use of cash of $23.4 million and $17.1 million in the three months ended September 30, 2007 and 2006, respectively, and $53.4 million and $57.3 million in the nine months ended September 30, 2007 and 2006, respectively, for the purchase of property and equipment and development of software related to our continued investment in the money transfer platform and compliance activities.
During the third quarter of 2006, the Company received a payment from the previous owner of MoneyExpress for a purchase adjustment related to net assets. In the nine months ended September 30, 2006, the Company acquired MoneyExpress, its former super agent in Italy. In addition, we acquired a 50 percent interest in a corporate aircraft in the nine months ended September 30, 2006.
In April 2005, the Company purchased ACH Commerce for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.
Table 12 — Cash Flows Used in Financing Activities

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2007	2006	2007	2006

Net change in credit facilities	$197,000	$—	$197,000	$—
Proceeds and tax benefit from exercise of share-based compensation	3,736	4,135	6,867	25,128
Purchase of treasury stock	(12,482)	(17,504)	(45,992)	(46,236)
Cash dividends paid	(4,154)	(3,405)	(12,493)	(10,242)

Net cash provided by (used in) financing activities	$184,100	$(16,774)	$145,382	$(31,350)

Table 12 summarizes the net cash flows used in financing activities. During the three months ended September 30, 2007, the Company borrowed $197.0 million under its revolving credit facility. Other sources of cash relate primarily to the exercise of share-based compensation, which provided $3.6 million and $3.0 million during the three months ended September 30, 2007 and 2006, respectively, and $6.3 million and $20.2 million during the nine months ended September 30, 2007 and 2006, respectively. The exercise of share-based compensation generated $0.2 million and $1.2 million of tax benefits in the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $4.9 million in the nine months ended September 30, 2007 and 2006, respectively. Cash used by financing activities related primarily to our purchase of $12.5 million and $17.5 million of treasury stock during the three months ended September 30, 2007 and 2006, respectively, and $46.0 million and $46.2 million during the nine months ended September 30, 2007 and 2006, respectively. In addition, we paid $4.2 million and $3.4 million in dividends during the three months ended September 30, 2007 and 2006, respectively, and $12.5 million and $10.2 million during the nine months ended September 30, 2007 and 2006, respectively.

Other Funding Sources and Requirements
We have a bank credit facility providing availability up to $350.0 million in the form of a $250.0 million four-year revolving credit facility and a $100.0 million term loan that is available to be used for general corporate purposes and to support letters of credit. At December 31, 2006, we had outstanding borrowings under the credit facility of $150.0 million, consisting of a $100.0 million term loan and $50.0 million under the revolving credit facility. On September 24, 2007, we borrowed $197.0 million under the revolving credit facility. The proceeds were invested in cash equivalents to supplement our unrestricted assets and fund the acquisition of PropertyBridge on October 1, 2007. At September 30, 2007, we had outstanding borrowings under the credit facility consisting of $247.0 million under the revolving credit facility and a $100.0 million term loan. The maturity date of both the revolving credit facility and term loan is June 2010. The revolving credit facility may be increased to $500.0 million under certain circumstances. The interest rate applicable to both the credit facility and the term loan is LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The usage fees on the facility range from 0.08 percent to 0.25 percent of outstanding borrowings, depending on the credit rating of our senior unsecured debt. At September 30, 2007, the interest rate under the bank credit facility was 5.70 percent, exclusive of the effect of commitment fees and other costs, and the usage fee was 0.125 percent.
Loans under the bank credit facility are guaranteed on an unsecured basis by our material domestic subsidiaries. Borrowings under the bank credit facilities are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At September 30, 2007, we were in compliance with all of the covenants under the bank credit facility.
Subsequent Event — On October 31, 2007, the Company obtained a Commitment Letter from JPMorgan Chase Bank to provide a $150.0 million 364-day unsecured revolving credit facility. The credit facility would have substantially the same terms as the Company’s existing credit facility, which will remain in place. The interest rate under the new credit facility will be, at our option, either (a) LIBOR plus 60 basis points or (b) the higher of the prime rate or the federal funds rate plus 50 basis points. In either case, the interest rate is subject to adjustment in the event of a change in the credit rating of our senior unsecured debt. The usage under fees under the new credit facility will range from 0.15 percent to 0.35 percent of outstanding borrowings, depending on the credit rating of our senior unsecured debt.
At September 30, 2007 and December 31, 2006, the interest rate swaps used to hedge the cash flows of a portion of the Company’s variable rate debt had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.7 percent and 4.6 percent, respectively. See Note 5 to the Consolidated Financial Statements for further information regarding the Company’s portfolio of derivative financial instruments.
At September 30, 2007, we had various letters of credit, overdraft facilities and uncommitted repurchase agreements totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. Included in this amount is an uncommitted repurchase agreement with one of the clearing banks totaling $1.0 billion that has never been used. Overdraft facilities consist of $14.7 million of letters of credit, all of which are outstanding at September 30, 2007. Letters of credit totaling $4.6 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement.
The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2007, the total amount of unfunded commitments related to these agreements was $1.4 million.
We have an agreement to sell on an offering basis undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. The Company uses the agreement to accelerate cash flows for investment purposes. These receivables are sold to commercial paper conduits (trusts) sponsored by a financial institution and represent a small percentage of the total assets in these conduits. Our rights and obligations are limited to the receivables transferred, and are accounted for as sales transactions under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assets and liabilities associated with these conduits, including our sold receivables, are not recorded or included in our Consolidated Financial Statements. The receivables are sold at a discount based upon short-term interest rates. On average, we sold receivables totaling $356.3 million and $365.3 million during the three and nine months ended September 30, 2007, respectively, for a total discount of $5.1 and $15.2 million, respectively. For the Company to offer its receivables under the agreement, its credit rating on its senior unsecured debt must be at least BB+ and Ba1. The agreement expires in December 2007 and we are currently discussing an extension to the agreement. Regardless of the Company’s credit rating, the acceptance of the Company’s offerings under this agreement is at the discretion of the counterparty.

Table 13 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in Thousands)	Total	1 year	2-3 years	4-5 years	5 years

Debt, including interest payments	$401,392	$19,779	$381,613	$—	$—
Operating leases	54,190	10,076	17,928	13,786	12,400
Derivative financial instruments	(2,815)	2,608	(4,868)	(555)	—
Other obligations	1,410	1,410	—	—	—
Capital lease obligations	—	—	—	—	—

Total contractual cash obligations	$454,177	$33,873	$394,673	$13,231	$12,400

Debt consists of principal amounts outstanding under the revolving credit facility and term loan at September 30, 2007, as well as related interest payments. As described above, interest payments on our outstanding debt are based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 5.70 percent, which is the rate in effect on September 30, 2007. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. MoneyGram did not make a contribution to the funded pension plans during the nine months ended September 30, 2007. There are no required contributions for the funded pension plan in 2007; however, the Company may choose to make contributions during the remainder of 2007. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2007, we paid benefits totaling $0.9 million and $2.9 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.2 million in the remainder of 2007. Expected contributions and benefit payments under these plans are not included in the table above.
As a result of the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 we recorded a liability for unrecognized tax benefits of $39.1 million, which is included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Of the $39.1 million, $31.4 million could affect the effective tax rate if recognized. As of September 30, 2007, the liability for unrecognized tax benefits is $40.7 million. This amount is not reflected in the table above.
In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2007, the minimum commission guarantees had a maximum payment of $26.7 million over a weighted average remaining term of 2.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of September 30, 2007, the liability for minimum commission guarantees is $4.3 million. Minimum commission guarantees are not reflected in the table above.
In October 2007, both Moody’s and Fitch downgraded the Company’s senior unsecured debt rating to the lowest level of investment grade at Baa3 and BBB- respectively, and placed the Company on watch for potential additional downgrades. Standard & Poor’s (“S&P”) current rating is BBB. Moody’s and Fitch have cited, among other factors, the reduction in the Company’s unrestricted assets caused by its net unrealized losses as the rationale for these downgrades, despite the growth and profitability of the Company’s core money transfer business. A securities rating is not a recommendation to buy, sell or hold securities, is subject to revision at any time and each rating should be evaluated independently of any other rating. It is possible that one or more rating agencies will in the future downgrade the Company’s debt rating further, and that one or more of the ratings could then be below investment grade. It is important to note that state and federal regulatory authorities do not consider such ratings as criteria in determining licensing or regulatory compliance; accordingly any change in debt ratings is not expected to directly affect our regulatory status as a money services business. The financial impact of any downgrade in the Company’s debt ratings will depend on the actual ratings, whether the ratings are split between investment and non-investment grade and which agency takes this action. Any downgrade could increase the Company’s cost of borrowing and/or could result in the termination of its sale of receivables facility. It is also possible that ratings downgrades could affect our ability to attract and retain customers. One Payment Systems financial institution customer has the right to terminate its contracts in the event of a downgrade by S&P to below BBB and another has the right to terminate if no rating agency has rated the Company’s debt as investment grade. The Company considers it unlikely that either client will take action to terminate in the near future and neither of these agreements are material to the net income of the segment or the Company.
Although no assurance can be given, we expect operating cash flows and short-term borrowings to be sufficient to finance our ongoing business, maintain adequate capital levels and meet debt and clearing agreement covenants.
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
Stockholders’ Equity
On May 9, 2007, the Company’s Board of Directors approved an increase of the Company’s current authorization to purchase shares of common stock by an additional 5,000,000 shares to a total of 12,000,000 shares. For the three and nine months ended September 30, 2007, we purchased 470,000 shares and 1,620,000 shares of our common stock at an average price of $26.56 and $28.39 per share, respectively. As of September 30, 2007, the Company had remaining authorization to purchase up to 5,205,000 shares of its common stock.
The Company paid cash dividends of $0.15 per share of common stock during the nine months ended September 30, 2007. On August 16, 2007, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on October 1, 2007. Any future determination to pay dividends on MoneyGram common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as our Board of Directors may deem relevant. Subject to Board approval, the Company intends to continue paying a quarterly dividend, which will be funded through cash generated from operating activities.
Off-Balance Sheet Arrangements
The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.
We have an agreement to sell, on a periodic basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. For further information regarding this agreement, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Funding Sources and Requirements.”
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
Critical accounting policies are those policies that management believes are most important to the portrayal of the Company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2007. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Developments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. SFAS No. 155 also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its Consolidated Financial Statements.
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax positions. As discussed in Note 7, the Company adopted FIN No. 48 on January 1, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. SFAS No. 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.
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
In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN No. 48 requires a tax position be measured or recognized based upon the outcomes that could be realized upon “ultimate settlement” with a tax authority. FSP FIN 48-1 amends FIN No. 48 to clarify when a tax position is effectively settled upon examination by a taxing authority. The Company adopted FSP FIN 48-1 as of January 1, 2007 with no material impact to its Consolidated Financial Statements.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides specific guidance for determining whether an entity meets the definition of an investment company and should follow the AICPA Audit Accounting Guide Investment Companies (the “Guide”). Entities that meet the definition of an investment company must apply the provisions of the Guide, which includes a requirement to carry investments at fair value. This standard is currently applicable for years beginning after December 15, 2007. The Company is currently evaluating the impact of this standard, if any, on its Consolidated Financial Statements. The FASB has proposed an indefinite delay of this standard pending resolution of implementation issues.
In June 2007, the Emerging Issues Task Force (“EITF”) approved EITF 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123 (revised 2004), Share-Based Payment. The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF 06-11 will be adopted prospectively for the Company as of January 1, 2008. The Company is currently evaluating the impact of this pronouncement on its Consolidated Financial Statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part II, Item 1A under the caption “Risk Factors” of this Quarterly Report on Form 10-Q, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
•	Customer Retention. We may be unable to renew material retail agent and financial institution customer contracts, or we may experience a loss of business from significant agents or customers.

•	Market Value of Securities. Material changes in the market value of securities we hold or permanent impairments of portfolio securities may materially adversely affect our results of operation and financial condition.

•	Strategic Review of Payment Systems Segment. The outcome of the strategic review of our Payment Systems segment and our ability to effectively operate the segment during and after the review could materially impact our results of operation and financial condition.

•	Failure to maintain sufficient capital and unrestricted assets. We may be unable to maintain sufficient capital and unrestricted assets, which may hamper our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

•	Further Downgrade in Credit Ratings. A further downgrade in our credit ratings could have a material adverse affect on our cost of funds and our ability to attract and retain customers.

•	Investment Portfolio Credit Risk. If an issuer of securities in our investment portfolio defaulted on its payment obligations, the value of our securities would decline, adversely affecting the value of our investment portfolio.

•	Liquidity. Material changes in our need for, and the availability of, liquid assets may affect our ability to meet our payment service regulatory and contractual obligations and may materially adversely affect our results of operation and financial condition.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology, delivery methods and product and service offerings and we may invest in new products or services that are not successful.

•	Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or the inability to successfully defend against an intellectual property infringement action could harm our business and prospects.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer transactions through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Asset Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. If we suffer system interruptions and system failures due to defects in our software, development delays and installation difficulties, or we suffer a material security breach of our systems, our business could be harmed.

•	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

•	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

•	Third-Party Fraud. Fraudulent activity using our services could lead to reputational damage to our brand and could reduce the use and acceptance of our services.

•	Litigation or Investigations. Our business and results of operations may be materially adversely affected by lawsuits or investigations, which could result in material settlements, fines or penalties.

•	Interest Rate Fluctuations. Fluctuations in interest rates may materially adversely affect revenue derived from investment of funds received from the sale of our payment instruments and commissions paid to financial institution customers.

•	New Retail Locations and Acquisitions. Opening new Company owned retail locations and acquiring businesses subjects us to new risks and may cause a diversion of capital and management’s attention from our core business.

•	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

•	Banking Relationships. Inability by us or our agents to maintain existing or establish new banking relationships could adversely affect our business, results of operation and our financial condition.

•	International. Our business and results of operation may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

•	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change in control of our Company.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.
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
The Company uses Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis as one method of measuring and analyzing consolidated interest rate risk. VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon and given a certain level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its investment portfolio using a 95 percent confidence level and a one-month time horizon. The Company uses a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes the Company’s investment portfolio and interest rate derivative contracts.

At September 30, 2007, the VAR is $(27.5) million, given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio over the next month will exceed the $(27.5) million. The high, low and average VAR for the three months ended September 30, 2007 was $(28.3) million, $(20.0) million and $(25.3) million, respectively. The high, low and average VAR for the nine months ended September 30, 2007 was $(28.3) million, $(16.9) million and $(21.2) million, respectively.
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
The modeling of our investment portfolio involves a number of assumptions including prepayments, interest rates and volatility. The VAR model and net investment revenue simulation analyses are risk analysis tools and do not purport to represent actual losses that will be incurred by the Company. While we believe that these assumptions are reasonable, different assumptions could produce materially different estimates.
Table 14 – Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from	$9,071	$6,245	$3,480	$(3,886)	$(6,348)	$(11,249)
continuing operations Percent change	5.1%	3.5%	2.0%	-2.2%	-3.6%	-6.3%
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.
RISK FACTORS
If we lose key customers in either of our segments or are unable to maintain our Global Funds Transfer agent network, our business and results of operations could be adversely affected.

We may not be able to retain all of our current retail agents or financial institution customers. The competition for retail agents and financial institution customers is intense. Larger customers, particularly in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development and equipment necessary to meet these demands could require substantial capital expenditures. If we were unable to meet these demands, we could lose customers and our business and results of operations would be adversely affected.
If agents decide to leave our Global Funds Transfer network, or if we are unable to sign new agents to our network, our revenue would decline. Existing agents may generate fewer transactions or less revenue for various reasons, including increased competition. An agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations or hours of operation, or cease doing business altogether. Many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this portion of our agent base to decline. Any regulatory action that adversely affects check cashers could also cause this portion of our agent base to decline.
A substantial portion of our transaction volume is generated by a limited number of key agents. During 2006 and 2005, our ten largest agents accounted for 31 percent of our total revenue during each period and 44 percent and 46 percent, respectively, of the revenue of our Global Funds Transfer segment. Our largest agent, Wal-Mart Stores, Inc., accounted for 17 percent and 13 percent of our total revenue and 24 percent and 19 percent of the revenue of our Global Funds Transfer segment in 2006 and 2005, respectively. If any of these key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.
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
The market value of our portfolio may decline in the future due to a variety of factors, including general market conditions, decline in credit rating of the issuer or the tranche of securities in which the Company has invested, credit issues, cash flow performance, defaults or downgrades related to the underlying collateral of the security, liquidity or risk discounts or increases in interest rates for comparable obligations.
The market values of securities we hold has declined and the Company recorded an unrealized loss of $230.5 million in the third quarter of 2007. The Company holds various types of securities, including obligations of state and political subdivisions, U.S. government agencies, commercial and residential mortgage-backed securities, other asset-backed securities and corporate debt securities. The other asset-backed securities are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card and airline. While the Company obtains third party valuations for the majority of its securities, brokers and other third parties have increasingly declined to provide valuations for some securities due to recent market volatility. Despite the Company’s robust valuation process, it is possible that values determined by the Company could differ from those determined by other holders of similar securities and from the ultimate sale prices if we sold the securities. In addition, credit rating agencies are continually reviewing securities for potential downgrades which may impact the fair value of our securities in the future.
The declines in market value of our portfolio are reflected as an unrealized loss (net of taxes) in Stockholders’ equity unless the loss on a specific security is determined to be other-than-temporarily impaired. The Company’s process to determine whether a security is other-than-temporarily impaired includes numerous objective factors as well as subjective judgments, as described in Note 4 to the Financial Statements. It is possible that certain of the Company’s judgments made in the impairment evaluation process could prove incorrect. Furthermore, the Company could in the future determine that securities currently in an unrealized loss position reflected as temporary impairments have become other-than-temporarily impaired, thereby resulting in a realized loss through an impairment charge in the Company’s income statement.
Our wholly owned subsidiary has entered into an agreement to act as collateral advisor for a pool of investment securities owned by a third party in which the Company has a residual interest. Deterioration in the value or performance of this investment pool, while not material to the Company’s own performance, could adversely affect the business and prospects of the collateral adviser.
We are subject to credit risk related to our investment portfolio and our use of derivatives.
Our credit risk includes the risk that the Company may not collect interest or principal associated with its investments, as well as counterparty risk associated with its derivative financial instruments. Approximately 93% of the Company’s investment portfolio as of September 30, 2007 consists of securities that are not issued or guaranteed by the U.S. government. The Company holds asset-backed securities that are collateralized by various types of loans and leases, including home equity, corporate, manufactured housing, credit card and airline, as well as collateralized debt obligations backed by diversified collateral pools that include residential and commercial mortgages. Certain types of investments may present a greater risk of non-payment due to the structure of the security, the tranche we hold and/or the underlying collateral. For example, default rates on the underlying collateral of a security could accelerate to a level where the Company might not collect any or all of its interest or principal. In certain cases, it may be impossible to predict for a number of years, whether a security will experience higher rates of underlying collateral default and the related impact on the payment of principal and interest. If an issuer of securities or a swap counterparty defaults or experiences other credit problems, the value of the investment or swap could decline, and the Company’s income and cash flow could be adversely affected.

The outcome of the strategic review of our Payment Systems segment and our ability to effectively operate the segment during and after the review could materially impact our results of operation and financial condition.
The Company has recently announced the strategic review of its Payment Systems segment. The Company does not yet know what actions will be taken as a result of the strategic review; however, both the announcement of the strategic review, as well as future implementation of any plan for the segment could cause key financial institution customers to seek to terminate or not renew their agreements with us. The Payment Systems segment represents approximately 25 percent of the Company’s total revenue. The outcome of the strategic review, regardless of the specific action to be taken, may cause a reduction in the Company’s revenue and operating income. Additionally, the Company could incur expenses and charges in implementing any plan. Any plan to be implemented for the Payment Systems segment could have impacts on our business as a whole.
The result of the strategic review may have an impact on the Company’s investment portfolio. A large portion of the Company’s investment portfolio is generated by the Payment Systems segment, although specific assets in the investment portfolio are not allocated between the lines of business. The Company has currently determined that the unrealized losses in its investment portfolio represent temporary impairments as we have both the intent and ability to hold these investments to maturity. The outcome of the strategic review and the ultimate plan for the Payments System segment may change this determination and cause the Company to recognize impairment charges in the Company’s consolidated income statement.
Failure to maintain sufficient capital or unrestricted assets could materially impact our results of operation and financial condition.
If the Company does not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives such as product development and acquisitions. The Company recently experienced a decline in its unrestricted assets as a result of the loss of value in the investment portfolio and fully drew on its $350 million credit facility to supplement its unrestricted assets and fund an acquisition. The Company has obtained the commitment of a lender for a new 364-day $150 million revolving credit agreement. However, there can be no assurance that the additional $150 million revolving credit facility will provide sufficient capital for the Company, or that the Company will at all times have access to additional capital. If the Company raises additional funds through further issuances of equity securities, our existing shareholders could suffer dilution and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.
A further downgrade in our credit rating may materially affect our results of operation and financial condition.
In October 2007, two of the three debt rating agencies announced a downgrade of the Company’s senior unsecured debt to the lowest level of investment grade and placed the Company on watch for potential further downgrades. Both have cited, among other factors, the reduction in the Company’s unrestricted assets caused by its net unrealized losses. It is possible that one or more rating agencies will in the future determine to downgrade the Company’s debt further and that one or more of the ratings could then be below investment grade. The financial impact of any downgrade in the Company’s debt ratings will depend on the actual ratings, whether the ratings are split between investment and non-investment grade and the identity of the agency taking this action. Any downgrade could increase the Company’s cost of borrowing. Our sale of receivables counterparty may also decline to purchase additional receivables or terminate its agreement with us upon a decline in our debt ratings. It is also possible that ratings downgrades could affect our ability to attract and retain customers. One financial institution customer in our Payment Systems segment has the right to terminate its contract in the event of a downgrade by S&P and another has the right to terminate if no rating agency has rated the Company’s debt as investment grade.

Our business may require cash in amounts greater than the amount of available credit facilities and liquid assets that we have on hand at a particular time, and if we were forced to ultimately liquidate assets or secure other financing as a result of unexpected liquidity needs, our earnings could be reduced.
We are subject to risks relating to daily liquidity needs, as well as extraordinary events, such as the unexpected loss of a significant customer or unexpected termination of our sale of receivables agreement. Material decreases in the value of our investment portfolio due to market conditions may also affect our ability to obtain liquid assets through uncommitted repurchase agreements. On a daily basis, we receive remittances from our agents and financial institution customers and we must clear and pay the financial instruments that were previously sold and currently are presented for payment. We monitor and maintain a liquidity portfolio along with credit lines and repurchase agreements in order to cover payment service obligations as they are presented as well as maintain a sufficient cushion above the payment service obligations. We have currently fully drawn our $350.0 million credit agreement and have obtained the commitment of a lender for a new 364-day $150.0 million unsecured revolving credit facility. If these sources of funds are insufficient as a result of unexpected liquidity needs, and we were forced to liquidate portfolio assets or secure other financing, our earnings would be reduced. In addition, if we were to lose any of our significant customers, in addition to losing the related revenues, we may have to liquidate investments or seek to borrow for a period of time to fund our obligation to clear the outstanding instruments issued on behalf of that customer at the termination of its contract. We may not be able to plan effectively for every customer contract termination, which could result in sale of investments at a loss or at lower profits than we would otherwise realize due to prevailing market conditions.
The Company also maintains several special purpose entities for the benefit of our official check customers in which we are required to hold investments with a value sufficient to cover the clearance of items. Investments held in these special purpose entities may not be available for other liquidity needs.
If we fail to successfully develop and timely introduce new and enhanced products and services or we make substantial investments in an unsuccessful new product or service, our business, prospects, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer stored-value cards and other electronic payment mechanisms, including various internet-based and cellular phone payment services, that could be substituted for traditional forms of payment, such as the money orders, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and ramp up similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Additionally, we may make future investments or enter into strategic alliances to develop new technologies and services to further our strategic objectives, strengthen our existing businesses and remain competitive. Investments in new technologies and strategic alliances are inherently risky and we cannot guarantee that such investments or alliances will be successful or will not materially adversely affect our business, financial condition and results of operations.
If we are unable to adequately protect the intellectual property rights related to our existing and any new or enhanced products and services, or if we are unable to avoid infringing on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe or have misappropriated their proprietary rights. We may be required to spend resources to defend any such claims or to protect and police our own rights. Some intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
The industries in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. Our primary competition comes from Western Union, which has substantially greater transaction volume than we do. Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. We cannot anticipate what, if any, effect Western Union will have on our business or the money transfer industry generally.

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
The Payment Systems segment of our business competes in a concentrated industry with a small number of large competitors. Our competitors in this segment are Federal Home Loan Banks. We also compete with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource these services.
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
Our business is subject to a wide range of laws and regulations which vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, the requirements of the Office of Foreign Assets Control (“OFAC”), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals and the anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, currency control regulations, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Many of the laws to which we are subject are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.
Any intentional or negligent violation of the laws and regulations set forth above by our employees or our agents could lead to significant fines or penalties, and could limit our ability to conduct business in some jurisdictions. In addition to those direct costs, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and brands, and result in diminished revenue and profit and increased operating costs.
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
The Company conducts money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions.
The Company conducts money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While the Company has instituted policies and procedures to protect against violations of law, it is possible that the Company’s money transfer service or other products could be used by wrong-doers in a contravention of U.S. law or regulations. In addition to monetary fines or penalties that the Company could incur, the Company is also subject to reputational harm that could adversely impact the value of the shareholder’s investment.

We face security risks related to our electronic processing and transmission of confidential customer information. A material breach of security of our systems could harm our business.
Any significant security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities and cause a loss of customers. We rely on encryption software and other technologies to provide security for processing and transmission of confidential customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect customer transaction data. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our confidential customer information. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could lead to reputational harm and make our customers less confident in our services.
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
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Certain of our agent contracts, including Wal-Mart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we face system interruptions and system failures our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud and identity theft. As we make more of our services available over the internet we subject ourselves to new types of credit and fraud risk, as requirements such as customer authentication are more complex with internet services. If fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to our brand. This in turn could reduce the use and acceptance of our services or increase our compliance costs, and thereby have a material adverse impact on our business, financial condition and results of operations.
Litigation or investigations involving our agents or MoneyGram, which could result in material settlements, fines or penalties may adversely affect our business, financial condition and results of operations.
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

Additionally, we may from time to time acquire or start-up businesses both inside and outside of the U.S. The acquisition and integration of businesses, such as our recent acquisition of PropertyBridge, involve a number of risks. We may not be able to successfully integrate any businesses that we acquire, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations.
The diversion of capital and management’s attention from our core business that results from opening retail locations or acquiring or starting-up new businesses could adversely affect our business, financial condition and results of operations.
A material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
The money transfer business relies in part on migration patterns, as individuals move from their native country into countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws, economic development patterns that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate and could each have an adverse effect on our business, financial condition and results of operations.
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
We provided money transfer services between and among approximately 170 countries and territories at September 30, 2007, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, of up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, the Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2007, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarterly period ended September 30, 2007. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program

July 1 - July 31, 2007	330,000	$27.78	330,000	5,345,000
August 1 - August 31, 2007	143,633	$23.67	140,000	5,205,000
September 1 - September 30, 2007	—	—	—	5,205,000
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
November 7, 2007
	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

+10.1	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated August 16, 2007 (incorporated herein by reference from Exhibit 99.01 to the Company’s Current Report on Form 8-K filed August 22, 2007).

+10.2	MoneyGram Supplemental Pension Plan, as amended and restated August 16, 2007 (incorporated herein by reference from Exhibit 99.02 to the Company’s Current Report on Form 8-K filed August 22, 2007).

+10.3	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (incorporated herein by reference from Exhibit 99.03 to the Company’s Current Report on Form 8-K filed August 22, 2007).

+10.4	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (incorporated herein by reference from Exhibit 99.04 to the Company’s Current Report on Form 8-K filed August 22, 2007).

+10.5	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated August 16, 2007 (incorporated herein by reference from Exhibit 99.05 to the Company’s Current Report on Form 8-K filed August 22, 2007).

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.