Form 10-K
period 2007-12-31
MONEYGRAM INTERNATIONAL INC
filed 2008-03-25
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-31950

MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Utica Avenue South, Suite 100,	55416
Minneapolis, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code
(952) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,295.3 million.

82,598,034 shares of common stock were outstanding as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2008 Annual Meeting or Form 10-K/A.

PART I

Item 1.	BUSINESS

Corporate History and Acquisitions

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

In April 2005, we acquired substantially all of the assets of ACH Commerce, LLC (“ACH Commerce”), an automated clearing house (“ACH”) payment processor. The acquisition provided the technology and systems platform to expand our bill payment services.

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

In May 2006, we completed the acquisition of Money Express S.r.l. (“Money Express”), a former super agent of our money transfer business in Italy. The acquisition of Money Express provides us with the opportunity for further network expansion and more control of marketing and promotional activities in the region. MoneyGram Payment Systems Italy, S.r.l. was established, which manages the former Money Express network comprised of approximately 900 active Italian agents.

In October 2007, we completed the acquisition of PropertyBridge, Inc., a provider of electronic payment processing services for the real estate management industry. The acquisition provides a solution in a new payment vertical and fits strategically with our build out of bill payment services.

During 2007, we continued to develop our retail strategy in Western Europe. Due to licensing requirements and marketing constraints in certain European countries, our preferred method of expanding the number of locations offering our services is through Company owned retail stores and kiosks in addition to our typical agent model. In May 2006, we formed a licensed financial institution entity in France, MoneyGram France S.A. We were granted the license in September 2006 and opened our first store in France shortly thereafter. As of the end of 2007, we are operating 16 Company owned retail stores or kiosks in France and 30 in Germany. We expect to open additional locations in these and other markets on a targeted basis.

Capital Transaction

During September 2007, the asset-backed securities market and broader credit markets began to experience significant disruption, with a general lack of liquidity in the markets and deterioration in fair value of mortgage-backed securities triggered by concerns surrounding sub-prime mortgages. In response to these concerns, the rating agencies undertook extensive reviews of asset-backed securities, particularly mortgage-backed securities. In late November and December 2007, the asset-backed securities and credit markets experienced further substantial deterioration under increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view towards all structured investments and the credit market. In addition, the rating agencies continued their review of securities, issuing broad rating downgrades based on high levels of assumed future defaults. Under the terms of certain of our asset-backed securities, ratings downgrades of collateral securities can reduce the cash flows to all but the most senior investors even if there have been no actual losses incurred by the collateral securities. In December 2007, we began to experience adverse changes to the cash flows from some of our asset-backed investments as a result of the accumulating rating downgrades of the underlying collateral securities. As the market continued its substantial deterioration, we identified a need for additional capital. Through meetings with potential investors in late December 2007 and early January 2008, it became evident that we would need to divest certain investments in connection with any recapitalization to significantly reduce the risk of any further deterioration in the investment portfolio. We commenced a plan in January 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of our investment portfolio. As a result of these developments, we recognized $1.2 billion of other-than-temporary impairments as a charge to earnings in December 2007.

On March 25, 2008, we completed a recapitalization transaction pursuant to which we received a substantial infusion of both equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business and to provide necessary capital due to the investment portfolio losses. The equity component of the Capital Transaction consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and together with THL, the “Investors”) in a private placement of 760,000 shares of Series B Participating Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) and shares of Series B-1 Participating Convertible Preferred Stock of the Company (the “Series B-1 Preferred Stock,” and together the “Series B Stock”) for an aggregate purchase price of $760.0 million. The issuance of the Series B Stock gave THL and Goldman Sachs an initial equity interest of approximately 79%. Furthermore, in connection with the Capital Transaction, we paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of Series B-1 Preferred Stock. For a description of the terms of the Series B Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements.

As part of the Capital Transaction, we amended our Rights Agreement with Wells Fargo Bank, N.A., as rights agent, to exempt the issuance of the Series B Stock and stock into which the Series B Stock is convertible from the Rights Agreement. We also entered into a Registration Rights Agreement with the Investors which requires us to promptly file a shelf registration statement with the SEC relating to the Series B Stock issued to the Investors after a specified holding period. We are generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

As part of the Capital Transaction, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”), a wholly owned subsidiary of the Company, issued Goldman Sachs $500.0 million of senior secured second lien notes (the “Notes”) with a ten year maturity. For a description of the terms of the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements. Additionally, Worldwide, as borrower, and the Company entered into a senior secured amended and restated credit agreement amending the Company’s existing $350.0 million debt facility, adding $250.0 million of term loans to bring the total facility to $600.0 million. The new facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. For a description of the terms of the amended and restated credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements.

For additional information regarding our business, including our financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Segments

We conduct our business through two segments: Global Funds Transfer and Payment Systems. In 2006, the sales, marketing and product development teams for the two segments were combined to take advantage of the overlap and synergies between the products and services offered by the two segments. However, management continues to review financial results and evaluate the performance of the Company based on these two segments. For financial information regarding our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Performance” and Note 16 — Segment Information of the Notes to Consolidated Financial Statements. Following is a description of each segment.

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

In 2007, the Global Funds Transfer segment had revenue of $771.0 million and an operating loss of $60.4 million, including net securities losses of $234.2 million primarily attributable to our money order product line. During 2007, 2006 and 2005, our international operations generated 21 percent, 20 percent and 19 percent, respectively, of our total fee and investment revenue, and 29 percent, 28 percent and 29 percent, respectively of our Global Funds Transfer segment fee and investment revenue.

We conduct our Global Funds Transfer operations primarily through a worldwide network of agents. Our largest agent, Wal-Mart Stores, Inc. (“Wal-Mart”), accounted for 20 percent, 17 percent and 13 percent of our total fee and investment revenue and 27 percent, 24 percent and 19 percent of the fee and investment revenue of our Global Funds Transfer segment in 2007, 2006 and 2005, respectively. Wal-Mart is the only customer that accounts for more than 10 percent of our total fee and investment revenue. Our contract with Wal-Mart in the U.S. provides for the sale by Wal-Mart of our money orders, money transfer services and real-time, urgent bill payment services on an exclusive basis. In conjunction with our Capital Transaction, we extended the term of the current agreement with Wal-Mart through January 2013, agreed to certain commission increases over the term of the contract and agreed to create a trust for the benefit of consumers who purchase money transfers and money orders at Wal-Mart locations.

During 2007, our largest agent in the United Kingdom increased the number of locations offering money transfers as they completed the installation of the AgentConnect® platform. Domestically, we had two new significant national retail agent signings and one significant agent renewal during 2007. During the first quarter of 2008, we extended the terms of the contracts with ACE Cash Express, Inc., in addition to Wal-Mart (two of our largest agents). During 2007, 2006 and 2005, our ten largest agents accounted for 36 percent, 34 percent, and 28 percent, respectively, of our total fee and investment revenue and 49 percent, 48 percent and 42 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. We also operate two customer service call centers in the United States and contract for additional call center services in Bulgaria and, starting in late 2007, the Dominican Republic. These call centers provide multi-lingual customer service for both agents and consumers 24 hours per day, 365 days per year.

Money Transfers:  During 2007, 94 percent of our Global Funds Transfer segment fee and other revenue was generated by our money transfer services (including bill payment). Money transfers are transfers of funds between consumers from one location to another. Money transfers are used by consumers who want to transfer funds quickly, safely and efficiently to another individual within a country or internationally. As of December 31, 2007, we provided money transfer services through approximately 143,000 money transfer agent locations in approximately 180 countries and territories worldwide. These agent locations are located in the following geographic regions: 33,300 locations in North America; 22,200 locations in Latin America (including Mexico which represents 10,600 locations); 44,200 locations in Western Europe and the Middle East; 10,800 locations in the Indian subcontinent;

13,600 locations in Asia Pacific; 13,700 locations in Eastern Europe; and 5,200 locations in Africa. As of the date of this filing, our money transfer agent locations have grown to 150,000.

We also offer our money transfer services on the internet via our rapidly growing MoneyGram eMoneyTransfer service that allows customers to send a money transfer at www.emoneygram.com using a credit card, debit card or a debit from a bank account. Finally, we offer our money transfer services through Company-owned retail locations. In the United States, we have Company-owned retail locations in New York and Florida. In 2007, we continued to open retail locations and kiosks in France and Germany. We plan to continue this strategy, as expanding our global network by increasing our agent locations and opening new Company-owned locations in select markets is a core growth strategy of the Company.

Our money transfer revenues are derived primarily from consumer transaction fees and revenues from currency exchange on international money transfers. In a typical money transfer, a consumer goes to an agent location, completes a form and pays the agent the money to be transferred, together with a fee. The agent enters the transaction data into a point-of-sale money transfer platform, which connects to our central data processing system. Our platforms include AgentConnect®, which is integrated onto the agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree service, customers may contact our call center and a representative will collect the information over the telephone and enter it directly into our central data processing system. The funds are made available for payment to the designated recipient in various currencies throughout our agent network. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Both the “send” and “receive” agents receive a commission from the transaction. In some instances, we offer our agents a tiered commission structure, rewarding the agent with a higher commission as the volume of its money transfer transactions increases.

We have corridor pricing capabilities that enable us to establish different consumer prices and foreign exchange rates for our money transfer services by location, for a broader segment such as defined zip code regions or for a widespread direct marketing area. We also have multi-currency technology that allows us to execute our money transfers directly between and among several different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the exact amount that will be received in the local currency of the receiving nation, or in U.S. dollars or Euros in certain countries.

During 2007, the gap between total revenue growth and money transfer transaction growth narrowed as we lapped the first year of implementation of the simplified pricing initiatives and the Euro strengthened against the U.S. dollar. Our simplified pricing structure reduced the number of pricing tiers, or bands, and allows our agents to more effectively communicate our value proposition to our customers. Our pricing philosophy generally is to maintain a price point below our higher priced competitor, but above the niche players in the market.

Money Orders:  Money orders, much like checks, can be presented by the consumer to make a payment or for cash. Our Global Funds Transfer segment has its roots in the sale of money orders, a business we have been engaged in since 1940. Based on the number of money orders issued in 2007, we are the nation’s leading issuer of money orders. In 2007, we issued approximately 246 million money orders through our network of almost 59,000 retail agent locations in the United States and Puerto Rico.

Our money orders are sold under the MoneyGram brand, as well as on a private label basis or co-branded with retail agents. In most cases, we receive transaction fees from our agents for each money order sold. In many cases, we receive additional monthly dispenser service fees from our agents for the money order dispenser equipment we provide. Furthermore, we generate income from the investment of funds that are remitted from our agents and which we invest until the money orders are cleared through the banking system, or escheat to the applicable states. Generally, a money order will remain outstanding for fewer than ten days. As discussed above, we experienced significant other-than-temporary impairments in our investment portfolio in 2007 and 19 percent of the losses are allocable to the money order product.

Bill Payment Services:  Our bill payment suite of services allows consumers to make urgent payments or pay routine bills. Our bill payment services are divided into two categories: walk-in payments and electronic payments. These options enable convenience payers, just-in-time payers and delinquent debtors to pay bills through our network to certain creditors, or “billers.” Our billers include credit card companies, mortgage companies, auto finance companies, telecom companies, satellite companies, property management companies and third-party bill collectors. We work closely with our agents to identify billers in their service areas to target for our services. Generally, our bill payment services generate revenue from transaction fees charged to consumers for each bill payment transaction completed.

The largest portion of walk-in payments consists of our ExpressPayment® urgent bill payment service. Our ExpressPayment bill payment service, which is offered through our money transfer agent locations in the United States and select Caribbean countries, continues to grow as we add new billers to our network. As of December 31, 2007, we provide our ExpressPayment bill payment services to over 1,900 billers. The ExpressPayment bill payment service provides customers with same-day notification of credit to their account pursuant to our contract with the biller. Customers can also use the ExpressPayment service to load prepaid cards. Our ExpressPayment bill payment service is available for select billers for internet transactions at www.emoneygram.com.

Walk-in payments also include a new utility bill payment platform. Our FlashPay® and BuyPay® routine utility bill payment services are in the process of being converted to the new utility platform, implemented in 2007. Our utility payment product allows customers to make in-person payments of non-urgent bills at a low cost for credit to a biller typically within two to three days.

The acquisition of ACH Commerce in 2005 allowed us to enhance our electronic bill payment business and create a multi-faceted, full-suite of payment services. The acquisition of PropertyBridge in 2007 further expands our electronic bill payment suite of services. PropertyBridge offers a complete solution to the resident payment cycle, including the ability to electronically accept deposits and rent payments. The electronic payment portion of our bill payment services offers payment products by phone, IVR, web, and ACH processing along with check conversion. Consumers may select one-time or recurring ACH, credit or debit card payments to our contracted billers.

Payment Systems Segment

Our Payment Systems segment primarily provides financial institutions with payment processing services, which include official check outsourcing services and money orders for sale to their customers, as well as ACH processing services. Our customers are primarily comprised of financial institutions, thrifts and credit unions. As of December 31, 2007, we provide official check services to over 17,000 branch locations of over 1,900 financial institutions.

We primarily derive revenues in our Payment Systems segment from the investment of funds underlying the official check or financial institution money order. We invest funds from the official checks and money orders sold from the time the proceeds are remitted until the items are cleared. We also derive revenue from fees paid by our financial institution and corporate customers. In 2007, Payment Systems segment revenue was a loss of $614.4 million. As noted above, we experienced significant other-than-temporary impairments in our investment portfolio in 2007. Net securities losses of $955.6 million were allocated to the Payment Systems segment, which represents approximately 80 percent of the total losses recorded on our investment portfolio for 2007. The operating loss for 2007 was $920.1 million.

In the fourth quarter of 2007, we announced the strategic review of our official check business. As a result of the review, we have begun a restructuring of the official check business model by changing the commission structure and exiting certain large customer relationships. This restructuring will enable us to continue providing these essential services by focusing on small- to mid-sized institutions. We expect to exit contracts with most of our top ten official check customers, who together account for approximately $2 billion of our official check payment obligations. As of March 21, 2008, 45 of our over 1,900 financial institutions have provided some form of notification of intent to terminate their official check agreements with us. Outside of the top ten customers we planned to exit, these termination notifications represent $132.0 million of our average payment service obligations in 2007. Of the financial institutions that have provided notification, 32 financial institutions have stopped or reduced their issuance of official checks. We expect that most of our top ten official check financial institutions will stop issuing our official checks by the end of 2008. Also impacting the Payment Systems segment is the process commenced in January 2008 to realign our investment portfolio away from asset-backed securities into highly liquid assets. The realigned portfolio will consist primarily of cash equivalents, government and government agency securities. As a result, we anticipate that our profit margins in the official check business will be adversely affected by the lower yields in our realigned portfolio. While we expect our commission re-pricing initiatives under the official check restructuring to substantially offset the impact of the lower yields from the realigned portfolio, we will not know the final results of the re-pricing initiatives for some time.

Official Check Outsourcing Services:  We provide official check outsourcing services through our PrimeLink® service. Financial institutions provide official checks, which include bank checks, cashier checks, teller checks and agent checks, to consumers for use in transactions when the payee requires a check drawn on a bank or other third party. Official checks are commonly used in consumer loan closings, such as closings of home and car loans, and other critical situations where the payee requires assurance of payment and funds availability. Financial institutions also use official checks to pay their own obligations. Our PrimeLinkplus® product is an internet-based check issuance platform that allows financial institutions and other businesses with multiple locations to securely print official checks at remote locations on a client-controlled basis, eliminating the need to overnight the checks from the main office or wire transfer the funds. We provide PrimeLink and PrimeLinkplus at a low cost to financial institutions and pay an agreed upon commission rate on the balance of funds underlying the official checks pending clearing of the items.

Money Orders:  The Payment Systems segment also offers money orders through financial institutions in a manner very similar to the way the services are offered through our retail agents in our Global Funds Transfer segment.

Check Processing:  Through our subsidiary FSMC, Inc. (“FSMC”), we offer high volume check processing and controlled disbursement processing. FSMC is a leading processor of promotional payments and rebates. Through FSMC, we also process checks issued under the Special Supplemental Nutrition Program to Women, Infants and Children administered by the U.S. Department of Agriculture through various states. Our revenues from this area are primarily derived from fees.

Clearing and Cash Management Bank Relationships

Our business involves the movement of money. On a daily basis, we move on average over $1.0 billion in cash to settle our payment instruments and related settlements with our agents and financial institutions. We receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We maintain contractual relationships with 13 clearing banks around the country in order to clear the official checks issued by our PrimeLink and PrimeLinkplus customers, as well as money orders and share drafts. These financial institutions serve as the drawee bank or payable through bank on official check, money order and share draft items. For the clearing of money orders, we rely on one primary clearing bank. In addition, we maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services to process agent remittances and payments. The relationships with these clearing banks and cash management banks are a critical component of our ability to timely move monies on a global basis.

Sales and Marketing

We market our products and services through a number of dedicated sales and marketing teams. In the United States, we have a dedicated sales and marketing team that markets money transfer services, money orders and bill payment services on a regional basis to our two principal agent distribution channels: large national chain accounts and smaller chains and independent accounts. The agent locations consist of general merchandise, check cashing, grocery, drug and convenience store retailers and bank locations. We also have dedicated sales and marketing teams that market our bill payment services directly to billers. Finally, we have a dedicated team of sales and marketing professionals that market our PrimeLink official check services, money transfer services, PrimeLinkplus services, money orders and ACH services to financial institutions. Our international sales and marketing for money transfer services is conducted by dedicated regional sales and marketing teams that are generally located in or near their regions: Western Europe, including the United Kingdom; Eastern Europe; Asia; the Middle East; Africa; Canada; and Mexico, Latin America and the Caribbean.

Our sales and marketing efforts continue to be supported by a wide range of consumer advertising methods. A core focus of building our brand awareness is signage, particularly ensuring that our signs are displayed at agent locations, as well as maintaining consistency in our signage and image globally.

During 2007, we continued to focus on our brand positioning and customer loyalty programs. MoneyGram made a significant investment in 2007 to establish a new brand positioning strategy which was released in the first quarter of 2008 and will impact our marketing activities, as well as our overall product development strategies, for the coming years. Working with an outside research firm, we spent more than two years developing a new global brand position and message that differentiates MoneyGram from other payment services providers. Additionally, our new customer loyalty program entitled “MoneyGram Rewards” was developed to build loyalty and repeat usage with consumers around the world. The new loyalty program is part of a broader initiative at MoneyGram to build global brand awareness. The program includes features such as a new discount structure based on a customer’s use of MoneyGram’s services, notifications to the sender when the funds are picked up and less paperwork with an easier process. Consumers can enroll for the program through our call center or at www.mymoneygram.com

A variety of traditional media methods have been used in the past to reach our consumers, such as television, radio, print and event marketing. We will focus more heavily on national television ads during 2008 in conjunction with a new media campaign, and will also rely on radio and print advertising. Additionally, MoneyGram has initiated several research projects that are designed to measure the effectiveness of the new campaign and its impact on image, awareness and volume.

Product and Infrastructure Development and Enhancements

Our product development activities have focused on new ways to transfer money and pay bills through enhancements to our current services and the development of new products and services. Recent enhancements and new products supplement our Global Funds Transfer segment. We have also invested in new infrastructure to increase efficiencies and support our strategic initiatives. We believe new features, products and infrastructure will provide customers with added flexibility and convenience to help meet their financial services needs.

New Product and Product Enhancements:  We successfully transitioned our MoneyGram Prepaid MasterCard card program to a new processor during 2007, and are positioned to take advantage of the anticipated growth in the debit card arena. The cards are available for purchase and reload at designated MoneyGram agent locations throughout the United States. Throughout 2006 and 2007, we continued to implement a full suite of ACH and electronic bill payment services that provide consumers with pay-by-telephone, pay-by-IVR and pay-by-web options. Our new utility bill payment services were implemented across the United States in 2007. Furthermore, our internet-based money transfer service, eMoneyTransfer, grew rapidly during 2007 and significant enhancements of the eMoneyTransfer service are planned for release in 2008. The enhancements will provide better usability and efficiency in completing a transaction for our online customers, as well as more cost effective transaction processing.

Infrastructure Development:  In early 2007, we launched a new general ledger and accounts payable system. We continue to invest in improving our infrastructure, including settlement and commission processing, agent and customer data management and set-up and other important financial systems. The new system and associated processes are intended to increase the flexibility of our back office, thereby improving operating efficiencies and communications between our agents and our marketing, sales, customer service and accounting functions. This significant investment in technology and process re-engineering will allow us to create an infrastructure able to support our strategic initiatives. Other benefits to be derived from this investment include increased speed to market for new products, efficiencies in back office operations, enhancement of information repositories for regulatory and compliance reporting and better overall consumer and agent experience.

In 2007, we began a development effort to automate our agent on-boarding process. This effort is being undertaken to improve our speed to market with new agents, to improve departmental tracking and to increase accountability throughout the process. The primary component of this development effort is the implementation of a business process management tool, which allows us to automate a paper intensive process with strong work-flow processes.

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

Money transfer, money order and walk-in bill payment services within the Global Funds Transfer segment of our business compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our primary competition in Global Funds Transfer comes from The Western Union Company (“Western Union”), a former subsidiary of First Data Corporation, which has greater transaction volume, a larger agent base, a more established brand name and greater financial and marketing resources. Other competitors in this segment are other providers of money transfer services, such as banks and niche person-to-person money transfer service providers that serve select send and receive corridors, and other providers of money orders, including the U.S. Postal Service and a subsidiary of First Data Corporation. Walk-in and electronic bill payment services within the Global Funds Transfer segment of our business compete in a consumer-to-business payment industry, which includes competition from Western Union, CheckFree Corporation, a subsidiary of Fiserv Inc. and other niche players. Additional competitors in this area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.

As new technologies for money transfer and bill payment services emerge allowing consumers to send and receive money in a variety of ways, we face increasing competition. These emerging technologies include online payment service providers, mobile telephone payment services and card-based options, such as ATM cards and stored-value cards.

The Payment Systems segment of our business competes in a concentrated industry with a small number of large competitors. Our competitors in this segment are federal home loan banks. We also compete with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource these services.

Regulation

Compliance with legal requirements and government regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations, both in the United States and abroad. These laws and regulations include: international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws; escheat laws; laws covering consumer privacy; data protection and information security and consumer disclosure and consumer protection laws.

If we were to fail to comply with any applicable laws and regulations, this failure could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors.” We have added compliance managers and employees to our compliance team around the world as part of our efforts to ensure compliance with regulations of specific countries and regions. We have developed and are constantly enhancing our global compliance program to stay current with the most recent legal and regulatory changes.

Anti-Money Laundering Compliance.  Compliance with money transfer regulations, including but not limited to anti-money laundering laws and regulations, is a primary focus. Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union (the “EU”). Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against the governments’ watch-lists, including but not limited to, the watch list maintained by the US Treasury Departments’ Office of Foreign Assets Control (“OFAC”);

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time, or over specified periods of time;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents; and

•	registration or licensing of the Company or our agents with a state or federal agency in the U.S. or with the central bank or other proper authority in a foreign country.

Regulations impacting money transfers are constantly evolving and vary from country to country. We continue to implement policies and procedures and work to make our business practices flexible in order to help us comply with the most current legal requirements.

In most cases, our money transfer services are offered through third party agents with whom we contract and our ability to directly control our agents’ compliance is limited. As a money services business, the Company and its agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. In 2007, we implemented a new online training system to supplement our compliance agent training program.

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

Money Transfer and Payment Instrument Licensing.  In the United States, virtually all states, the District of Columbia and Puerto Rico require us to be licensed in order to conduct business within their jurisdiction. Requirements to be so licensed generally include minimum net worth, provision of surety bonds, compliance with operational procedures and reserves or “permissible investments” that must be maintained in an amount equivalent to outstanding payment obligations, as defined by the states. The types of securities that are considered “permissible investments” vary from state to state, but generally include U.S. government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states also subject us to periodic examinations and require that money transmitters and issuers of payment instruments, as well as their agents that offer these products and services, comply with federal and state anti-money laundering laws and regulations.

In connection with the Capital Transaction, we sold certain investments at a realized loss of $260.6 million. As a result of these portfolio sales, we were not in compliance for a brief period of time with the minimum net worth requirements of the states in which we are licensed to conduct our money transfer and other payment services businesses, as well as certain other requirements of one state. This failure to meet minimum net worth or other requirements may result in the states imposing certain fines and other penalties in the future. No state has taken any action or informed us of its intention to take any action at this time. Upon the closing of the Capital Transaction, we were again in compliance with the minimum net worth requirements and all other regulatory requirements.

Escheat Regulation.  Unclaimed property laws of every state, the District of Columbia and Puerto Rico require that we track the relevant information on each payment instrument and money transfer and, if unclaimed at the end of the statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. State abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.

Privacy Regulations.  In the ordinary course of our business, we collect certain types of data and thus are subject to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We comply with the GLB Act by posting a privacy notice on our website, posting a privacy notice on the forms completed by consumers in order to use services and maintaining an information safeguards program. In addition, we collect personal data from the European Union which is subject to the European Privacy Directive (the “Directive”). We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Directive. In some cases, the privacy laws of an EU member state may be more restrictive than the Directive and may impose additional duties, with which we must comply. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws in various jurisdictions are evolving regularly and conflicting laws in various jurisdictions pose challenges.

In January 2007, we disclosed that we were the subject of an isolated unlawful data server attack and suffered potential improper data access by unauthorized persons. We notified appropriate authorities and customers and also took additional security measures to help ensure that such an incident does not occur again.

Other.  In the United States, we sell our MoneyGram-branded stored value card and also load stored value cards of other card issuers through our ExpressPayment system. Stored value services are generally subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws are applicable to us is uncertain and we are currently unable to determine the impact that any future clarification, changes or interpretation of these laws will have on our services.

Intellectual Property

We rely on a combination of patent, trademark and copyright laws, and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. Even though not all of these assets are protectable, we attempt to take the measures necessary to protect as much of our intellectual property as current intellectual property laws will allow.

We own U.S. and foreign patents related to our money order and money transfer technology. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems and printing techniques, many of which have expired. We also have patent applications pending in the United States that relate to our money transfer, money order, PrimeLink and bill payment technologies and business methods. We anticipate that these applications, if granted, will give us continued competitive advantages in the marketplace. However, our competitors are also actively patenting their technology and business processes.

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

Employees

At December 31, 2007, we had approximately 1,887 full-time employees in the United States and 433 full-time employees internationally. In addition, we use contractors to support certain of our domestic and international sales and marketing efforts. None of our employees are represented by a labor union and we consider our employee relations to be good.

Executive Officers of the Registrant

Philip W. Milne, age 48, has served as our President and Chief Executive Officer and as a Director of MoneyGram since June 2004. He was named Chairman of the Board effective January 1, 2007. He is also the President and Chief Executive Officer of MPSI and its predecessor, Travelers, our principal operating subsidiary, a position he has held since 1996. Mr. Milne joined Travelers in 1991 and served as General Manager of the official check business from 1991 until early 1992, as Vice President, General Manager of the Payment Systems segment from 1992 until early 1993, and as Vice President, General Manager of the Retail Payment Products group from 1993 to 1996.

David J. Parrin, age 53, has served as the Executive Vice President, Chief Financial Officer of MoneyGram since November 2005. Mr. Parrin previously served as the Vice President and Chief Financial Officer of MoneyGram since June 2004 and Travelers since joining the Company in June 2002. From 1998 to 2002, he was with the investment firm of Dain Rauscher Corporation (now RBC Dain Rauscher Corporation), serving since 1999 as Executive Vice President and Chief Financial Officer. From 1994 to 1998, he served as Senior Vice President and Corporate Controller of U.S. Bancorp. Prior to that, Mr. Parrin spent 17 years with the accounting firm of Ernst & Young LLP, serving most recently as audit partner.

Anthony P. Ryan, age 45, has served as Executive Vice President and Chief Operating Officer of MoneyGram since November 2007. Mr. Ryan previously served as Executive Vice President/President, MoneyGram Global Payment Products and Services from August 2006 to November 2007, Executive Vice President/ Division President Global Funds Transfer from November 2005 to August 2006 and Vice President of MoneyGram and General Manager of Global Funds Transfer from June 2004 to November 2005, a position he had held at Travelers since 2001. He previously served as Chief Financial Officer of Travelers from 1997 to 2001 and as Controller from 1996 to 1997. Prior to joining the Company, Mr. Ryan spent 10 years at First Data Corporation, serving most recently as Director of Finance.

Jean C. Benson, age 40, has served as the Senior Vice President, Controller of MoneyGram since May 2007. Ms. Benson previously served as Vice President, Controller of MoneyGram from June 2004 to May 2007 and as Vice President, Controller of Travelers since joining the Company in August 2001. From 1994 to 2001, Ms. Benson was at Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance since 1996. Ms. Benson began her career as an auditor with the accounting firm of Deloitte & Touche LLP from 1990 to 1994.

Mary A. Dutra, age 56, has served as Executive Vice President, Global Payment Processing and Settlement of MoneyGram since August 2006. Ms. Dutra previously served as Executive Vice President/Division President Payment Systems from November 2005 to August 2006, Vice President of MoneyGram and General Manager of Payment Systems from June 2004 to November 2005 and as General Manager and Vice President, Global Operations of Travelers from November 1994 to June 2004. Ms. Dutra joined the Company in 1988 as Manager of Payment Services of Travelers and has served in positions of increasing responsibility from 1988 to 1994.

Timothy J. Gallaher, age 40, has served as Vice President, Investor Relations of MoneyGram since April 2005. He was named Treasurer of MoneyGram in October 2006. Mr. Gallaher previously served as Director of Corporate Planning and Analysis from December 2002 to April 2005. Prior to joining the Company, Mr. Gallaher spent eight years with U.S. Bancorp working in planning, corporate development and commercial banking.

Thomas E. Haider, age 49, has served as Senior Vice President Government Affairs since May 2007 and Chief Compliance Officer of MoneyGram since November 2005. Mr. Haider joined the Company in 1992 as an Attorney and held various other positions, including Associate Corporate Counsel through May 2007. Prior to joining the Company, Mr. Haider spent seven years representing the Minnesota League of Credit Unions in both legislative and regulatory matters.

Teresa H. Johnson, age 56, has served as Executive Vice President, General Counsel and Secretary of MoneyGram since November 2005. Ms. Johnson previously served as Vice President, General Counsel and Secretary of MoneyGram since June 2004 and Chief Legal Counsel of Travelers since joining the Company in 1997. From 1992 to 1997, she was employed at SUPERVALU INC., a food retailer and distributor, serving most recently as Associate General Counsel and Corporate Secretary.

Daniel J. O’Malley, age 43, has served as Senior Vice President, Global Payment Systems/ President Americas of MoneyGram since April 2007. Mr. O’Malley previously served as Vice President, Global Payment Systems/Americas from April 2003 to April 2007, Vice President, Customer Service from June 1999 to April 2003, Director, Operations from October 1996 to June 1999, Regulatory Project Manager from September 1995 to October 1996, Manager of the Southeast Processing Center of Travelers from April 1989 to September 1995 and Coordinator of the Southeast Processing Center of Travelers since joining the Company in June 1988. Prior to joining the Company, Mr. O’Malley held various operations positions at NCNB National Bank and Southeast Bank N.A. from 1983 to 1988.

William J. Putney, age 45, has served as Executive Vice President, Chief Investment Officer of MoneyGram since November 2005. Mr. Putney previously served as Vice President, Chief Investment Officer of MoneyGram from June 2004 to November 2005 and as Vice President, Chief Investment Officer of Travelers from 1996 to 2004. Mr. Putney joined the Company in 1993, serving as Portfolio Manager. Prior to joining the Company, Mr. Putney held positions as a trader, investment analyst and portfolio manager.

Cindy J. Stemper, age 50, has served as Executive Vice President, Human Resources and Corporate Services of MoneyGram since November 2006. Ms. Stemper previously served as Executive Vice President, Human Resources and Facilities of MoneyGram from November 2005 to November 2006, Vice President of Human Resources and Facilities of MoneyGram from June 2004 to November 2005 and Vice President of Human Resources at Travelers from 1996 to June 2004. Ms. Stemper joined the Company in 1984 and served in positions of increasing responsibility from 1984 to 1996.

Available Information

Our principal executive offices are located at 1550 Utica Avenue South, Minneapolis, Minnesota 55416 and our telephone number is (952) 591-3000. Our website address is www.moneygram.com. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC could have a material impact on our business, financial condition or results of operations.

RISK FACTORS

The substantial dividends payable on our newly issued preferred stock and our increased debt service, together with significant debt covenant requirements, could impair our financial condition and adversely affect our ability to operate and grow our business.

On March 25, 2008, we closed a transaction with affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs”) (collectively, the “Investors”) pursuant to which we received a substantial infusion of both equity and debt capital (the “Capital Transaction”). The equity component consisted of the sale of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock to THL (the “Series B Preferred”) and non-voting Series B-1 Participating Convertible Preferred Stock to Goldman Sachs (the “Series B-1 Preferred”) (collectively, the “Series B Stock”) for an aggregate purchase price of $760.0 million. In addition, Goldman Sachs provided debt financing of $500.0 million at an annual interest rate of 13.25 percent, which increases to a rate of 15.25 percent if interest is accrued. This debt is non-redeemable for five years, except with substantial premiums, and thus we have only a limited opportunity to refinance this debt to obtain more favorable terms. In addition, the Company has secured additional term debt of $250.0 million under an amendment and restatement of our existing credit facility.

As a result of the Capital Transaction, we are highly leveraged and have substantial dividend and debt service obligations. Our indebtedness and dividends payable on our Preferred Stock could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted, and no such dividends are contemplated in the foreseeable future;

•	our debt agreements contain financial and restrictive covenants which significantly impact our ability to operate our business and our failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness will increase our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	our substantial leverage could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures.

Our senior debt pursuant to our credit facility has been rated non-investment grade. Together with our leverage, this rating adversely affects our ability to obtain additional financing and increases our cost of borrowing. A non-investment grade rating may also affect our ability to attract and retain certain customers.

Our recent transaction with the Investors significantly dilutes the interests of the common stockholders and grants other important rights to the Investors.

The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent. Dividends payable on Series B Stock are expected to be accrued and not be paid in cash for approximately five years, which will substantially increase the ownership interest of the Investors and dilute the interests of the common stockholders.

The Preferred Stock will initially have voting rights equivalent to 9.9% of the outstanding common shares on a fully converted basis. Upon receipt of all regulatory approvals, or upon receipt of notification from THL on or after June 15, 2008, the holders of the Preferred Stock would attain full voting rights. At that time, the holders of the Series B Preferred Stock will vote as a class with the common stock, and will have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of Series B Preferred Stock were converted plus the number of shares of common stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into common stock. As a result, the Investors collectively are able to determine the outcome of matters put to a stockholder vote, including the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of the Investors will coincide with the interests of other holders of our common shares. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce our share price.

In view of their significant ownership stake in the Company, the Investors have appointed two members and two observers to our Board of Directors and the size of our Board has been reduced to six members, of which three members are independent. As promptly as practicable, we are required under the terms of the Capital Transaction to seek to amend our Certificate of Incorporation, including the filing of a proxy statement with the SEC and use our best efforts to solicit proxies in favor of such amendment, which would grant directors appointed by the Investors voting rights proportionate to their ownership interest calculated on a fully converted basis. In addition, the Investors have the ability, at their discretion, to appoint the number of directors proportionate to their common stock ownership, calculated on a fully-converted basis, as well as to the proportionate committee membership.

If we lose key customers or are unable to maintain our Global Funds Transfer agent network, our business and results of operations could be adversely affected.

We may not be able to retain all of our current retail agents. The competition for retail agents is intense and larger customers in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development, equipment and capital necessary to meet these demands could require substantial expenditures and there can be no assurance that we will have the available capital after paying dividends to the Investors and servicing our debt, or that we will be allowed to make such expenditures under the terms of our debt agreements. If we were unable to meet these demands, we could lose customers and our business and results of operations would be adversely affected. Additionally, as a result of the events leading to the Capital Transaction, agents have asked for certain funding arrangements and special remittance patterns for their benefit, which arrangements negatively impact our liquidity.

The reputational damage to our brand as a result of the events leading to the Capital Transaction may make it harder for us to retain existing agents or develop new agent relationships. If agents decide to leave our Global Funds Transfer network, or if we are unable to sign new agents to our network, our revenue would decline. Existing agents may generate fewer transactions or less revenue for various reasons, including increased competition. An agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations or hours of operation, or cease doing business altogether. Many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this portion of our agent base to decline. Any regulatory action that adversely affects check cashers could also cause this portion of our agent base to decline.

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2007 and 2006, our ten largest agents accounted for 36 percent and 34 percent of our total fee and investment revenue and 49 percent and 48 percent of the total fee and investment revenue of our Global Funds Transfer segment, respectively. Our largest agent, Wal-Mart Stores, Inc. (“Wal-Mart”), accounted for 20 percent and 17 percent of our total fee and investment revenue and 27 percent and 24 percent of the fee and investment revenue of our Global Funds Transfer segment in 2007 and 2006, respectively. If any of these key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.

We may be unable to operate our Payment Systems segment profitably as a result of our new official check strategy and the realignment of our investment portfolio.

Our earnings in the official check business are generated primarily by the investment of funds we receive from the sale of payment instruments. In turn, we pay commissions to our official check customers based on the outstanding balance produced by that customer’s sale of official checks, calculated at a rate based on short term financial indices, such as the federal funds rate. In the past our investments included long- and medium-term fixed income securities, a portion of which were asset-backed securities. In conjunction with the Capital Transaction and our new official check strategy, we have realigned our investment portfolio to focus on highly liquid, short-term securities that are expected to produce a lower rate of return. The success of our new official check strategy is dependent on our ability to reduce the commissions that we pay to our official check customers and to exit certain large customer relationships with high commission rates and costs, thereby continuing to generate a profit after the realignment of our investment portfolio into lower yielding investments. There can be no assurance that we will successfully reprice those official check customers that we wish to retain or that the timing of the exit of customers will not adversely affect our earnings and cash flow. Our exit from the largest official check relationships will reduce our revenue and operating income in the short term, with no initial replacement for such revenue.

Notwithstanding the realignment of our investment portfolio, fluctuations in interest rates will affect the value and amount of revenue produced by our investment portfolio, the amount of commissions that we pay and the amount we pay or receive under our swap agreements. There can be no assurance that we will be able to successfully manage interest rate exposure through the use of swaps or other arrangements or that interest rate fluctuation in our investments will align with the commission rates we pay to our official check customers.

Litigation or investigations involving MoneyGram or our agents, which could result in material settlements, fines or penalties, may adversely affect our business, financial condition and results of operations.

We have received a notice from the SEC that it is conducting an informal, non-public inquiry of our financial statements, reporting and disclosures related to our investment portfolio and offers and negotiations to sell the Company or our assets. While the SEC’s notice states that it has not determined that any violations of the securities laws have occurred, there can be no assurance of the outcome of the investigation. We are also currently the subject of stockholder litigation. While we believe the suits are without merit and intend to vigorously defend against such claims, the outcome of the lawsuits cannot be predicted at this time. The cost to defend the SEC inquiry and the stockholder litigation could be substantial, regardless of the outcome.

Regulatory and judicial proceedings, including risks associated with the SEC inquiry, our failure to comply with certain state regulatory requirements for a brief period of time, and potential adverse developments in connection with ongoing stockholder litigation, may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services.

Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations is difficult to assess or quantify. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

An inability of our agents or for the Company to maintain adequate banking relationships may adversely affect our financial condition.

Prior to the closing of the Capital Transaction, certain of our clearing and processing banks sought additional intra-day and other advance funding from us. While we believe the Capital Transaction will restore more ordinary funding protocols, it is possible that clearing and cash management banks will require advance funding or other security or even terminate their relationships with us. For the clearing of certain items, such as money orders, we rely on two clearing banks and thus have limited alternative resources. We may experience increased costs or significant disruption of our business if we should lose one of our existing clearing bank relationships.

We and our agents are considered Money Service Businesses, or “MSBs,” in the United States under the Bank Secrecy Act. The federal banking regulators are increasingly taking the stance that MSBs, as a class, are high risk. As a result, several financial institutions, which look to the federal regulators for guidance, have terminated their banking relationships with some of our agents and one depository bank has terminated its banking relationship with us. If agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services. Any inability on our part to maintain existing or establish new banking relationships could adversely affect our business, results of operations and financial condition.

Loss of key employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a large extent upon the continued services of our executive management team and other key employees. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, there are no assurances that we will be able to attract or retain other skilled personnel in the future.

Failure to maintain sufficient capital could adversely affect our results of operations and financial condition.

If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. While we received substantial new capital in conjunction with the Capital Transaction, there can be no assurance that we will not need additional capital in the future. Given the leveraged nature of the Company and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to additional capital. Failure to have such access could materially impact our results of operations and financial condition.

If we fail to successfully develop and timely introduce new and enhanced products and services or we make substantial investments in an unsuccessful new product or service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer stored-value cards and other electronic payment mechanisms, including various internet-based and cellular phone payment services, that could be substituted for traditional forms of payment, such as the money order, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and ramp up similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Additionally, we may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. Investments in new technologies and infrastructure and strategic alliances are inherently risky and we cannot guarantee that such investments will be successful or will not have a material adverse effect on our business, financial condition and results of operations.

If we are unable to adequately protect the intellectual property rights related to our existing and any new or enhanced products and services, or if we are unable to avoid infringing on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe or have misappropriated their proprietary rights. We may be required to spend resources to defend any such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The industries in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. Our primary competition comes from Western Union, which has substantially greater transaction volume than we do. Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. We cannot anticipate every effect that actions taken by Western Union will have on our business, or the money transfer and bill payment industry in general.

Money transfer, money order and walk-in bill payment services within our Global Funds Transfer segment compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our large competitors are other providers of money orders and money transfer services, including Western Union and the U.S. Postal Service with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer- to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services. Competitors of PropertyBridge Inc. (“PropertyBridge”), our wholly owned subsidiary, include the providers of electronic bill payment services discussed above, as well as companies focusing solely on the rent payment vertical, companies focusing on multiple payment verticals, including rent payments, and providers of property management software.

Our Payment Systems segment competes in a concentrated industry with a small number of large competitors. Our competitors in this segment are federal home loan banks. We also compete with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource these services.

Recent levels of growth in consumer money transfer transactions, bill payment transactions and other payment products may not continue. In addition, consolidation among payment services companies has occurred and could continue. If we are unable to continue to grow our existing products, while also growing newly developed and acquired products, we will be unable to compete effectively in the changing marketplace, and our business, financial condition and results of operations would be adversely affected.

MoneyGram and our agents are subject to a number of risks relating to U.S. and International regulatory requirements which could result in material settlements, fines or penalties or changes in our or their business operations that may adversely affect our business, financial condition and results of operations.

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

In connection with the Capital Transaction, we sold certain investments at a realized loss of $260.6 million. As a result of these portfolio sales, we were not in compliance for a brief period of time with the minimum net worth requirements of the states in which we are licensed to conduct our money transfer and other payment services businesses, as well as certain other requirements of one state. This failure to meet minimum net worth or other requirements may result in the states imposing certain fines and other penalties in the future.

Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements may occur which could increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, and have an adverse effect on our results of operations. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely effect our ability to distribute our services and the cost of providing such services, both by us and our agents. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.

Failure by us or our agents to comply with the laws and regulatory requirements of applicable regulatory authorities could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While we have instituted policies and procedures to protect against violations of law, it is possible that our money transfer service or other products could be used by wrong-doers in contravention of U.S. law or regulations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could adversely impact the value of our stockholders’ investments.

We face security risks related to our electronic processing and transmission of confidential customer information. A material breach of security of our systems could adversely affect our business.

Any significant security or privacy breaches in our facilities, computer networks and databases could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities and cause a loss of customers. We discovered an unlawful data server attack and suffered potential improper data access by unauthorized persons in late 2006. We rely on encryption software and other technologies to provide security for processing and transmission of confidential customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect customer transaction data. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our confidential customer information. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to reputational harm and make our customers less confident in our services.

Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and on the efficient and uninterrupted operation of our computer network systems and data centers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money. Our revenues consist primarily of transaction fees that we charge for the movement of this money and investment revenues. These transaction fees represent only a small fraction of the total amount of money that we move. Because we are responsible for large sums of money that are substantially greater than our revenues, the success of our business particularly depends upon the efficient and error-free handling of the money that is remitted to us and that is used to clear payment instruments or complete money transfers. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including clearing and processing banks that clear our money orders and official checks, and process automated clearing house (“ACH”) transactions and bank wires on our behalf and certain of our telecommunications providers.

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Certain of our agent contracts, including our contract with Wal-Mart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we face system interruptions and system failures our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

If we are unable to effectively operate and scale our technology to match our business growth, our business, financial condition and results of operations could be adversely affected.

Our ability to continue to provide our services to a growing number of agents and consumers, as well as to enhance our existing services and offer new services is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability and loss of agents or consumers. Any failure of our systems in scalability, reliability and functionality could adversely impact our business, financial condition and results of operations.

We face credit and fraud risks from our retail agents.

The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1.4 billion in the aggregate, representing a combination of money orders, money transfers and bill payment proceeds. During 2007, this credit exposure was spread across over 24,000 agents, of which 12 owed us in excess of $15.0 million each at any one time.

We are not insured against credit losses, except in circumstances of agent theft or fraud. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. The failure of agents owing us large amounts to remit funds to us or to repay such amounts could have a material adverse effect on our business, results of operations and financial condition.

An increase in fraudulent activity using our services could lead to reputational damage to our brand and could reduce the use and acceptance of our services.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as fraud and identity theft. As we make more of our services available over the internet we subject ourselves to new types of credit and fraud risk, because requirements relating to customer authentication are more complex with internet services. If fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This in turn could reduce the use and acceptance of our services or increase our compliance costs, and thereby have a material adverse impact on our business, financial condition and results of operations.

The opening of new retail locations and acquisition or start-up of businesses create risks and may adversely affect our operating results.

We have recently opened several Company-owned retail locations for the sale of our products and services. Operating such retail locations presents new risks for us. After substantial capital investment in such retail locations it is uncertain how such locations will be accepted in the market and how quickly transaction volume will increase to offset such investment. We may be subject to additional laws and regulations that are triggered by our ownership of the retail locations and our employment of the individuals staffing such retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and risks associated with long-term lease obligations and employee matters.

Additionally, we may from time to time acquire or start up businesses both inside and outside of the U.S. The acquisition and integration of businesses, involve a number of risks. We may not be able to successfully integrate any businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from opening retail locations or acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.

A material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

The money transfer business relies in part on migration patterns, as individuals move from their native country into countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws and economic development patterns that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate and could each have an adverse effect on our business, financial condition and results of operations.

There are a number of risks associated with our international sales and operations that could adversely affect our business.

We provided money transfer services between and among approximately 180 countries and territories at December 31, 2007, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;

•	changes in regulatory requirements or in foreign policy, including the adoption of foreign laws detrimental to our business;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud of theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection for our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

We have significant overhang of salable convertible preferred stock relative to float.

The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 82,000,000 shares out of a total of 82,598,034 shares issued and outstanding as of March 14, 2008. Under the Registration Rights Agreement entered into between the Company and the Investors at the closing of the

Capital Transaction, the Investors and other parties may require us to register for sale publicly (at times largely of their choosing) all of the Series B Stock that they hold, as well as any common stock or Series D Preferred Stock into which the Series B Stock may be converted. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

An agreement among the Investors and Wal-Mart could prevent an acquisition of the Company.

The Investors and Wal-Mart have entered into an agreement that, among other things, prevents the Investors, without the prior written consent of Wal-Mart, from voting in favor of, consenting to or selling or transferring their equity securities in a manner that would result in a change of control of the Company. This provision is effective until March 17, 2010. The Investors collectively have a majority of the voting stock of the Company and Wal-Mart, whose interests may differ from our stockholders’ interests, could prevent the Investors from agreeing to a sale of the Company under certain circumstances.

Our charter documents, our rights plan and Delaware law contain provisions that could delay or prevent an acquisition of the Company, which could inhibit your ability to receive a premium on your investment from a possible sale of the Company.

Our charter documents contain provisions that may discourage third parties from seeking to acquire the Company. In addition, we have adopted a rights plan which enables our Board of Directors to issue preferred share purchase rights that would be triggered by certain prescribed events. These provisions and specific provisions of Delaware law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing a merger or change in control of the Company. Some of these provisions may discourage a future acquisition of the Company even if stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things; (i) that the average closing price of our common stock be above $1.00 over 30 consecutive trading days; (ii) that the average market capitalization and stockholders’ equity be at least $75 million over 30 consecutive trading days; and (iii) that the average market capitalization be at least $25 million over 30 consecutive trading days. Our closing stock price on March 21, 2008 was $1.71, our market capitalization was approximately $141.2 million. Our stockholders’ deficit was $488.5 million at December 31, 2007.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.

We did not timely file with the SEC this Form 10-K for the fiscal year ended December 31, 2007. As a result of this delayed filing, we are currently ineligible to use Form S-3 to register securities with the SEC in capital-raising transactions, which may adversely affect our cost of future capital.

We did not timely file with the SEC our Form 10-K for the fiscal year ended December 31, 2007. Although the filing of this Annual Report on Form 10-K will bring us current in our filings with the SEC, because this Form 10-K was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of this Form 10-K, we are ineligible to use a “short form” registration statement on

Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration

Minneapolis, MN	Corporate Headquarters	Both	173,662	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	1/31/2012
Brooklyn Center, MN	Global Operations Center	Payment Systems	44,000	1/31/2012
Lakewood, CO	Call Center	Global Funds Transfer	113,849	3/31/2012

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. We also have a number of other smaller office locations in California, Florida, New York, Tennessee and in France, Germany, Italy and the United Kingdom, as well as small sales and marketing offices in Australia, China, Greece, Hong Kong, India, Netherlands, Nigeria, Russia, South Africa, Spain, Ukraine and United Arab Emirates. We believe that our properties are sufficient to meet our current and projected needs.

Item 3.	LEGAL PROCEEDINGS

We are party to a variety of legal proceedings that arise in the normal course of our business. We accrue for legal proceedings as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated results of operations or financial position.

The Company and its officers and directors are parties to two stockholder lawsuits making various claims, including breach of fiduciary duty and unfair business practices relating to its disclosure of investments, the events leading to the Capital Transaction and the completion of the Capital Transaction without stockholder approval. In these actions, plaintiffs may request punitive or other damages that may not be covered by insurance.

SEC Inquiry — By letter dated February 4, 2008, we received a notice from the SEC that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, we received an additional letter from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the New York Stock Exchange under the symbol MGI. Our Board of Directors declared quarterly cash dividends totaling $0.20 and $0.17 per share of common stock during 2007 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stockholders’ Equity” and Note 12 — Pensions and Other Benefits of the Notes to Consolidated Financial Statements. As of March 14, 2008, there were approximately 15,114 stockholders of record of our common stock.

The high and low sales prices for our common stock for fiscal 2007 and 2006 were as follows:

	2007		2006
Fiscal Quarter	High	Low	High	Low

First	$32.24	$27.16	$31.00	$24.97
Second	30.08	26.71	36.20	29.88
Third	30.67	19.76	33.14	28.10
Fourth	24.90	13.69	34.97	27.82

On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, our Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, our Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2007, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007, other than in connection with employees’ exercise of stock options.

The following table sets forth information in connection with repurchases of shares of our common stock during the quarterly period ended December 31, 2007.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
			Publicly	Purchased Under
	Total Number of	Average Price	Announced Plan	the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program

October 1-October 31, 2007	—	$—	—	5,205,000
November 1-November 30, 2007	—	$—	—	5,205,000
December 1-December 31, 2007	4,467	$20.47	—	5,205,000

We completed a Capital Transaction on March 25, 2008, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction.” Under the terms of the equity securities and debt issued in connection with the Capital Transaction, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is severely limited.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from June 22, 2004 to December 31, 2007 for our common stock, our peer group index of payment services companies used in 2006, our peer group index of payment services companies used in 2007 and the S&P 500 Index. Our common stock began trading on the New York Stock Exchange on June 22, 2004 on a when-issued basis in connection with the spin-off. The peer group index of payment services companies in 2007 consists of: CSG Systems International Inc., DST Systems, Inc., Euronet Worldwide Inc., Fidelity National Financial, Inc., Fiserv, Inc., Global Payments Inc., Jack Henry & Associates, Inc., Online Resources Corporation, The Western Union Company and Total System Services, Inc. (the “Peer Group Index 2007”). The peer group index of payment services companies in 2006 consists of: Ceridian Corporation, CheckFree Corporation, CSG Systems International Inc., DST Systems, Inc., eFunds Corporation, Euronet Worldwide Inc., First Data Corporation, Fiserv, Inc., Global Payments Inc., Jack Henry & Associates, Inc., The Western Union Company and Total System Services, Inc. (the “Peer Group Index 2006”). We changed our peer group in 2007 to delete companies which were purchased and are no longer stand alone public companies (Ceridian Corporation, eFunds Corporation, First Data Corporation, and CheckFree Corporation) and to add Fidelity National Financial, Inc. (title insurance/specialty insurance/claims management services) and Online Resources Corporation (payment services). The graph assumes the investment of $100 in each of our common stock, our peer group indexes and the S&P 500 Index on June 22, 2004, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

	6/22/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05

MONEYGRAM INTERNATIONAL, INC	100.00	105.64	87.64	108.53	97.02	98.25	111.62	134.28
2007 PEER GROUP INDEX	100.00	101.44	98.48	108.97	107.09	111.14	119.39	118.37
2006 PEER GROUP INDEX	100.00	101.47	97.63	103.74	99.80	101.46	106.24	112.06
S&P 500 INDEX	100.00	100.00	98.13	107.19	104.89	106.32	110.16	112.46

	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07

MONEYGRAM INTERNATIONAL, INC	158.39	175.27	150.21	162.35	143.98	145.22	117.65	80.32
2007 PEER GROUP INDEX	121.40	119.29	123.67	138.05	141.27	142.58	137.62	146.18
2006 PEER GROUP INDEX	119.13	116.68	113.30	126.33	134.16	142.47	151.30	160.68
S&P 500 INDEX	117.19	115.50	122.04	130.22	131.05	139.28	142.11	137.37

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

YEAR ENDED DECEMBER 31,	2007	2006	2005	2004	2003

(Amounts in thousands, except per share data)

Operating Results
Revenue
Global Funds Transfer segment	$770,995	$821,746	$649,617	$532,064	$450,108
Payment Systems segment	(614,356)	337,097	321,619	294,466	287,115
Other	898	716	—	—	—

Total revenue	157,537	1,159,559	971,236	826,530	737,223
Commissions expense	(663,908)	(563,659)	(470,472)	(403,473)	(377,333)

Net (losses) revenue (1)	(506,371)	595,900	500,764	423,057	359,890

Expenses	(486,896)	(419,127)	(354,388)	(334,037)	(271,719)

(Loss) income from continuing operations before income taxes	(993,267)	176,773	146,376	89,020	88,171
Income tax expense	(78,481)	(52,719)	(34,170)	(23,891)	(12,485)

Net (loss) income from continuing operations (2)	$(1,071,748)	$124,054	$112,206	$65,129	$75,686

(Loss) earnings per share from continuing operations: (3)
Basic	$(12.94)	$1.47	$1.32	$0.75	$0.87
Diluted	(12.94)	1.45	1.30	0.75	0.87
Shares outstanding
Basic	82,818	84,294	84,675	86,916	86,223
Diluted	82,818	85,818	85,970	87,330	86,619
Financial Position
(Shortfall) excess in unrestricted assets (4)	$(551,812)	$358,924	$366,037	$393,920	$373,036
Substantially restricted assets (4)	7,210,658	8,568,713	8,525,346	7,640,581	7,421,481
Total assets	7,935,011	9,276,137	9,175,164	8,630,735	9,222,154
Payment service obligations	7,762,470	8,209,789	8,159,309	7,640,581	7,421,481
Long-term debt (5)	345,000	150,000	150,000	150,000	201,351
Redeemable preferred stock (6)	—	—	—	—	6,733
Stockholders’ equity (7)	(488,517)	669,063	624,129	565,191	868,783
Other Selected Data
Capital expenditures	$71,142	$81,033	$47,359	$29,589	$27,128
Depreciation and amortization	51,979	38,978	32,465	29,567	27,295
Cash dividends declared per share (8)	0.20	0.17	0.07	0.20	0.36
Average investable balances (9)	6,346,442	6,333,115	6,726,790	6,772,124	6,979,247
Net investment margin (10)	2.28%	2.31%	1.91%	1.42%	1.30%
Approximate number of countries and territories served	180	170	170	170	160
Number of money order locations (11)	59,000	55,000	53,000	54,000	54,000
Number of money transfer locations (11)	143,000	110,000	89,000	77,000	63,000

(1)	Net losses for 2007 include net securities losses of $1.2 billion, which relate to other-than-temporary impairments in the Company’s investment portfolio.

(2)	Net (loss) from continuing operations for 2007 also includes a goodwill impairment of $6.4 million related to a component of our Payment Systems segment.

(3)	Earnings per share for 2003 is based on outstanding shares of Viad common stock. On June 30, 2004, Viad effected a 1:1 distribution of MoneyGram common stock, for a total distribution of 88,556,077 shares.

(4)	Unrestricted and restricted assets are comprised of cash and cash equivalents, receivables and investments. See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for the determination of unrestricted assets.

(5)	Long-term debt for 2003 represents Viad’s long-term debt prior to the June 30, 2004 spin-off. In connection with the spin-off, Viad repurchased $52.6 million of its medium-term notes and subordinated debt. In addition, Viad repaid $188.0 million of its outstanding commercial paper and retired $9.0 million of industrial revenue bonds.

(6)	Redeemable preferred stock relates solely to shares issued by Viad and redeemed in connection with the June 30, 2004 spin-off.

(7)	Stockholders’ equity for 2003 represents Viad’s capital structure prior to the June 30, 2004 spin-off.

(8)	Cash dividends declared per share for 2003 is based on dividends declared by Viad to holders of its common stock. Viad declared dividends of $0.18 per share during the first half of 2004. MoneyGram declared dividends of $0.02 per share during the second half of 2004.

(9)	Investable balances are comprised of cash and cash equivalents and investments.

(10)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(11)	Includes 18,000, 16,000, 16,000, 15,000, and 12,000 locations in 2007, 2006, 2005, 2004, and 2003, respectively, that issue both money orders and offer money transfers.

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

Basis of Presentation

On December 18, 2003, MoneyGram International, Inc. (“MoneyGram”) was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders (the “spin-off”). On June 30, 2004, Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock to Viad’s stockholders in a tax-free distribution. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc. (“MPSI”), with MPSI remaining as the surviving corporation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our majority-owned subsidiaries. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In 2005, we recorded a gain of $0.7 million (net of tax) due to the partial resolution of contingencies relating to the sale of Game Financial Corporation, which was completed in 2004. During 2007, we paid $3.3 million in connection with the settlement of a contingency arising from the Sale and Purchase Agreement related to the continued operations of Game Financial Corporation with one casino. We recognized a gain from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007. The gain is comprised of the net of the reversal of the remaining liability and the recognition of a deferred tax asset valuation allowance. The following discussion of our results of operations is focused on our continuing businesses.

RESULTS OF OPERATIONS

Summary

Following are significant items affecting operating results from continuing operations in 2007:

•	During 2007, we recorded $1.2 billion of net securities losses resulting from the decline in the value of our investment portfolio. This resulted in a net loss from continuing operations of $1.1 billion for 2007.

•	Fee and other revenue increased 24 percent to $949.1 million in 2007 from $766.9 million in 2006, driven primarily by continued growth in money transfer transaction volume. Our Global Funds Transfer segment fee and other revenue grew 25 percent in 2007 over 2006, driven by 28 percent growth in money transfer transaction revenue and 27 percent growth in transaction volume.

•	Expenses increased 16 percent in 2007 over 2006, driven primarily by increased transaction and operations support costs, increased headcount and increased infrastructure costs supporting the growth in our money transfer business and increases in depreciation and amortization.

During September 2007, the asset-backed securities market and broader credit markets began to experience significant disruption, with a general lack of liquidity in the markets and deterioration in fair value of mortgage-backed securities triggered by concerns surrounding sub-prime mortgages. In late November and December 2007, the asset-backed securities and credit markets experienced further substantial deterioration under increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view towards all structured investments and the credit market. In December 2007, we began to experience adverse changes to the cash flows from some of our asset-backed investments. As the market continued its substantial deterioration, we identified a need for additional capital and commenced a plan in January 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the investment portfolio. As a result of these developments, we recognized $1.2 billion of other-than-temporary impairments in December 2007. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information. The declines in the portfolio did not have an immediate impact on our liquidity, but rather created a need for long-term capital.

In December 2007, we completed our strategic review of our Payment Systems segment. As a result of this review, we have begun to restructure our official check business model by changing our commission structure and exiting certain large customer relationships. This restructuring will enable us to continue providing these essential services by focusing on small- to mid-sized institutions. We expect to exit contracts with most of our top ten official check customers, who together account for approximately $2 billion of our official check payment service obligations. Included in the top ten official check customers are the financial institutions for which we maintain special purpose entities (“SPEs”). With the sale of investments and the Capital Transaction (defined below), we believe we have sufficient liquidity to manage the exiting of these customers without disruption to daily operating liquidity needs.

Capital Transaction

The Company completed a recapitalization transaction on March 25, 2008 pursuant to which the Company received a substantial infusion of both equity and debt capital (the “Capital Transaction”) to support the long term needs of the business and to provide necessary capital due to the investment portfolio losses. The equity component consisted of a $760.0 million private placement of participating convertible preferred stock. The debt component consisted of the issuance of $500.0 million of senior secured second lien notes with a ten year maturity. Additionally, we entered into a senior secured amended and restated credit agreement amending the Company’s existing $350.0 million debt facility to increase the facility by $250.0 million to a total facility size of $600.0 million. The new facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. For a description of the terms of the equity and debt components of the Capital Transaction discussed below, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 Subsequent Events of the Notes to Consolidated Financial Statements.

The net proceeds of the Capital Transaction were used to invest in cash equivalents to supplement our unrestricted assets.

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

Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments. Investment balances vary based on the number of payment instruments sold, the average face amount of those payment instruments and the average length of time that passes until the instruments are presented for payment. Net securities gains and losses consist of realized gains and losses on the sale of investments and other-than-temporary impairments of investments.

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

Investment commissions are amounts paid to financial institution customers based on the average outstanding cash balances generated by the sale of official checks, as well as costs associated with swaps and the sale of receivables program. In December 2007, the Company made a decision to cease selling receivables through a gradual reduction in the balances sold each period. As of January 2008, the Company did not have a sold receivables balance remaining (see further discussion on our sale of receivables program in Note 6 — Sale of Receivables of the Notes to Consolidated Financial Statements). In connection with our interest rate swaps, we pay a fixed amount to a counterparty and receive a variable rate payment in return. To the extent that the fixed rate exceeds the variable rate, we incur an expense related to the swap; conversely, if the variable rate exceeds the fixed rate, we receive income related to the swap. Under our receivables program, we sold our receivables at a discount to accelerate our cash flow; this discount was recorded as an expense. Commissions paid to financial institution customers generally are variable based on short-term interest rates. We utilize interest rate swaps, as described above, to convert a portion of our variable rate commission payments to fixed rate payments. These swaps assist us in managing the interest rate risk associated with the variable rate commissions paid to our financial institution customers.

Table 1 — Results of Operations

				2007	2006	As a Percentage
				vs.	vs.	of Total Revenue
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005	2007	2006	2005

				(%)	(%)	(%)	(%)	(%)
(Amounts in thousands)

Revenue:
Fee and other revenue	$949,059	$766,881	$606,956	24	26	602	66	62
Investment revenue	398,234	395,489	367,989	1	7	253	34	38
Net securities losses	(1,189,756)	(2,811)	(3,709)	NM	NM	NM	NM	NM

Total revenue	157,537	1,159,559	971,236	(86)	19	100	100	100
Fee commissions expense	410,301	314,418	231,209	30	36	260	27	24
Investment commissions expense	253,607	249,241	239,263	2	4	161	22	25

Total commissions expense	663,908	563,659	470,472	18	20	421	49	49

Net (losses) revenue	(506,371)	595,900	500,764	(185)	19	(321)	51	51

Expenses:
Compensation and benefits	188,092	172,264	132,715	9	30	119	15	14
Transaction and operations support	191,066	164,122	150,038	16	9	121	14	15
Depreciation and amortization	51,979	38,978	32,465	33	20	33	3	3
Occupancy, equipment and supplies	44,704	35,835	31,562	25	14	28	3	3
Interest expense	11,055	7,928	7,608	39	4	7	1	1

Total expenses	486,896	419,127	354,388	16	18	309	36	36

(Loss) income from continuing operations before income taxes	(993,267)	176,773	146,376	(662)	21	NM	15	15
Income tax expense	78,481	52,719	34,170	49	54	50	4	4

(Loss) income from continuing operations	$(1,071,748)	$124,054	$112,206	(964)	11	(680)	11	11

NM = Not meaningful

For the year ended December 31, 2007, total revenue decreased 86 percent from 2006 due to the net securities losses of $1.2 billion resulting from other-than-temporary impairments. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements for further information on our investments. Fee and other revenue increased 24 percent over 2006 due to continued growth in money transfer transaction volume. Total expenses, excluding commissions, increased 16 percent over 2006, reflecting increased infrastructure costs supporting the growth in our money transfer business and our global network, higher costs to support compliance activities and enhancements to our technology systems and additional headcount. Depreciation and amortization increased primarily due to our investment in agent equipment and signage, and our prior investments in computer hardware and capitalized software to enhance our support functions. Additionally, we recorded an impairment of goodwill related to a component of our Payment Systems segment. See further discussion of the impairment in Note 8 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements.

A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. In 2007, the Euro strengthened significantly against the U.S. Dollar. While the strong Euro benefits the internationally originated revenue in our Consolidated Statement of (Loss) Income, this benefit is significantly offset by the impact on commissions paid and operating expenses incurred in Euros. The impact of fluctuations in the Euro exchange rate on the Company’s consolidated net (loss) income has been minimal at approximately $3.2 million in 2007.

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

Table 2 — Net Fee Revenue Analysis

				2007	2006
				vs.	vs.
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005

(Amounts in thousands)

Fee and other revenue	$949,059	$766,881	$606,956	24%	26%
Fee commissions expense	(410,301)	(314,418)	(231,209)	30%	36%

Net fee revenue	$538,758	$452,463	$375,747	19%	20%

Commissions as a % of fee and other revenue	43.2%	41.0%	38.1%

Fee and other revenue consists of fees on money transfer, money orders and official check transactions. For 2007, fee and other revenue increased by $182.2 million, or 24 percent, from 2006, primarily driven by growth in the money transfer business (including bill payment services). Growth in money transfer fee and other revenue (including bill payment services) continued to be in line with growth in money transfer transaction volume, which increased 27 percent during the year as a result of our network expansion and targeted pricing initiatives. Transaction growth resulted in incremental fee and other revenue of $179.0 million. This transaction growth was offset slightly by a $9.9 million decrease in money transfer fees resulting from targeted pricing initiatives and changes in geographic and product mix (money transfer versus urgent bill payment). The change in the Euro exchange rate increased total fee and other revenue by $21.5 million in 2007 compared to 2006.

Our simplified pricing initiatives, which were initiated in the first half of 2005, included reducing the number of pricing tiers or bands, allowing us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. While simplified pricing initiatives have contributed to a lower average per transaction fee, we believe that the initiatives have contributed to our volume growth as simpler pricing and lower overall fees attracts new customers. During 2007, the gap between total revenue growth and money transfer transaction growth narrowed primarily because we lapped the first year of implementation of simplified pricing initiatives. Our pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market. We anticipate money transfer revenue and money transfer volume growth percentages to remain in line, subject to fluctuations in the Euro exchange rate, pricing initiatives and product mix.

For 2006 and 2005, fee and other revenue was 66 percent and 62 percent of total revenue, respectively. Compared to 2005, fee and other revenue grew $159.9 million, or 26 percent, in 2006, primarily driven by transaction growth in our money transfer and bill payment services, with volumes increasing 41 percent during the year. Transaction volume growth in money transfer and bill payment services increased fee and other revenue by $196.5 million. Average per transaction fees in money transfer and bill payment services were lower in 2006, reducing fee and other revenue by $56.7 million primarily as a result of our simplified pricing initiative and as a result of shifts in product and geographic origination mix. Money transfer and bill payment transactions continued to drive fee and other revenue growth in 2006, while money order transactions, which have higher margins, declined. Our domestic transactions, which contributed lower revenue per transaction, grew at a faster rate than internationally originated transactions. The gap between total revenue growth and money transfer transaction growth narrowed in the fourth quarter of 2006 as we began to lap the first year of implementation of simplified pricing initiatives. The change in the Euro exchange rate increased revenue by $3.2 million compared to 2005.

Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. Fee commissions expense grew at a faster pace than fee revenue, increasing $95.9 million, or 30 percent, for 2007 as compared to the prior year, driven by higher money transfer transaction volume, tiered commissions and a stronger Euro. Higher money transfer transaction volumes increased fee commissions expense by $79.0 million, while higher average commissions per transaction increased commissions by $10.2 million, primarily from tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. The change in the Euro exchange rate increased fee commissions by $9.7 million in 2007 compared to 2006. For 2006, fee commissions expense increased $83.2 million, or 36 percent, over 2005, primarily due to higher transaction volume and tiered commissions. Higher money transfer transaction volumes increased fee commissions expense by $61.2 million, while average commissions per transaction increased $13.0 million, primarily from tiered commissions. The change in the Euro exchange rate increased fee commissions by $1.3 million in 2006 compared to 2005.

Net fee revenue increased 19 percent in 2007 compared to 2006, driven primarily by the increase in money transfer transaction volume. Growth in net fee revenue was lower than fee and other revenue growth primarily due to tiered commissions. Net fee revenue increased 20 percent in 2006 compared to 2005, driven by the increase in volume of money transfer and bill payment transactions. Growth in net fee revenue was lower than fee and other revenue growth in 2006 compared to 2005, primarily due to a shift in product mix towards money transfer and tiered commissions.

Table 3 — Net Investment Revenue Analysis

				2007	2006
				vs.	vs.
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005

(Amounts in thousands)

Components of net investment revenue:
Investment revenue	$398,234	$395,489	$367,989	1%	7%
Investment commissions expense (1)	(253,607)	(249,241)	(239,263)	2%	4%

Net investment revenue	$144,627	$146,248	$128,726	(1%)	14%

Average balances:
Cash equivalents and investments	$6,346,442	$6,333,115	$6,726,790	0%	(6%)
Payment service obligations (2)	4,796,257	4,796,538	5,268,512	0%	(9%)
Average yields earned and rates paid (3):
Investment yield	6.27%	6.24%	5.47%	0.03%	0.77%
Investment commission rate	5.29%	5.20%	4.54%	0.09%	0.66%
Net investment margin	2.28%	2.31%	1.91%	(0.03%)	0.40%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($349.9 million, $382.6 million and $389.8 million for 2007, 2006 and 2005, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2007 increased one percent over 2006 due to wider spreads earned in 2007 and higher average investable balances in 2007, but were partially offset by higher investment revenue in 2006 that benefited from $14.0 million in cash flows from previously impaired investments and income from limited partnership interests. During the last half of 2007, our cash investments and adjustable rate securities, which are primarily tied to LIBOR, earned a wider spread due to the disruption in the credit markets. Investment revenue in 2006 increased seven percent over 2005 due to higher yields on the portfolio from rising short-term interest rates and the benefit from previously impaired investments and income from limited partnership interests, but was partially offset by lower average investable balances.

Investment commissions expense in 2007 increased two percent compared to the prior year, reflecting higher commissions paid to financial institution customers resulting from an increase of 5 basis points in the average federal funds rate over the prior year. Investment commissions expense in 2006 increased four percent compared to the prior year as rising short-term rates resulted in higher commissions paid to financial institution customers and increased the amount of the cost of receivables sold. The impact of rising rates in 2006 was significantly offset by lower swap costs. Lower swap costs are the result of maturing high rate swaps replaced by lower rate swaps, increases in short-term rates and lower notional swap balances.

The Company had $1.4 billion of outstanding swaps with an average fixed pay rate of 4.3 percent at December 31, 2007, compared to $2.6 billion with an average fixed pay rate of 4.3 percent at December 31, 2006. Approximately $1.4 billion of swaps matured during 2007. The run off of the lower priced swaps during 2007 increased investment commission expense over the same period in the prior year. Approximately seven percent of the notional value of our swaps will roll off during the first quarter of 2008. The remaining balance will roll off beginning in 2009 and continuing through 2012. In the first quarter of 2008, the Company terminated three outstanding swaps with a notional value of $32.0 million in connection with the sale of the investments related to these swaps.

Net investment revenue decreased 1 percent in 2007 compared to 2006 reflecting the benefit of pre-tax cash flow on previously impaired investments and income from limited partnerships recorded in 2006 and higher investment commission expense in 2007. Net investment margin decreased 3 basis points to 2.28 percent in 2007 compared to 2006, reflecting a decrease in net investment revenue and somewhat offset by an increase in average investable balances. During 2006, net investment revenue increased 14 percent compared to 2005, with the net investment margin increasing 40 basis points to 2.31 percent. During 2006, the average federal funds rate increased 175 basis points and the average 5-year U.S. Treasury Note increased 70 basis points. These changes in interest rates are representative of the flat yield curve environment in which we operated in 2006. During 2005, the average federal funds rate increased 187 basis points and the average 5-year U.S. Treasury Note increased 62 basis points. The 2006 and 2005 margins benefited from the investment revenue items discussed above, as well as the lower swap costs.

In January 2008, we commenced a process to realign our investment portfolio away from asset-backed securities into highly liquid assets. We anticipate the realigned portfolio will be comprised primarily of cash equivalents and government and government agency securities. In addition, the Company began a restructuring of its official check business model by changing its commission structure and exiting certain large customer relationships. As a result, we anticipate that our net investment margins will be adversely affected on a going forward basis by the lower yields in our realigned portfolio. While we expect our commission re-pricing initiatives under the official check restructuring to substantially offset the impact of the lower yields from the realigned portfolio, we will not know the final results of the re-pricing initiatives for some time.

Table 4 — Summary of Gains, Losses and Impairments

				2007	2006
				vs.	vs.
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005

(Amounts in thousands)

Gross realized gains	$5,611	$5,080	$7,378	$531	$(2,298)
Gross realized losses	(2,157)	(2,653)	(4,535)	496	1,882
Other-than-temporary impairments	(1,193,210)	(5,238)	(6,552)	(1,187,972)	1,314

Net securities losses	$(1,189,756)	$(2,811)	$(3,709)	$(1,186,945)	$898

As shown in Table 4, the Company had a net securities losses of $1.2 billion in 2007 compared to net securities losses of $2.8 million in 2006. The increase in net securities losses is due to $1.2 billion of other-than-temporary impairments recorded in December 2007. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further discussion of the other-than-temporary impairments.

Compared to the $2.8 million of net securities losses recorded in 2006, the Company had net securities losses of $3.7 million in 2005, primarily due to lower realized losses and lower impairments. Net securities losses of $2.8 million recorded in 2006 include impairments related to investments backed by automobile, aircraft, manufactured housing, bank loans and insurance securities collateral. Impairments in 2005 related primarily to investments backed by aircraft and manufactured housing collateral.

Expenses

Expenses represent operating expenses other than commissions. Following is a discussion of the operating expenses presented in Table 1.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $15.8 million, or 9 percent, in 2007 compared to 2006, resulting primarily from an increase in salaries and benefits of $31.4 million, partially offset by a decrease of $16.7 million in incentive compensation accruals. The increase in salaries and benefits is primarily due to a $24.6 million increase in salaries due to higher headcount supporting the growth of the money transfer business, a $2.5 million increase in medical costs and a $2.4 million increase in payroll taxes. Incentive compensation decreased $18.6 million due to the Company’s 2007 performance and stock price decline, offset by a $2.0 million increase in stock-based compensation expense. The increase in stock based compensation expense is due primarily to the high value of the Company’s stock price at the date of the 2007 grants, partially offset by a lower number of awards being earned in the current year. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $1.4 million compared to 2006. As of December 31, 2007, the number of employees increased 10 percent over 2006 as we increased headcount for our support functions and continued to staff our retail locations in France and Germany. We expect to see a double-digit increase in headcount in 2008, resulting in continued increases to compensation and benefits.

Compensation and benefits increased $39.5 million, or 30 percent, in 2006 compared to 2005, primarily driven by the hiring of additional personnel, resulting in an increase in salary expense of $22.6 million, higher performance incentive accruals of $7.1 million and an increase of $1.6 million of stock-based compensation expense. In 2006, the number of employees increased by 21 percent over 2005 to drive and support money transfer growth.

Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside services costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased $26.9 million, or 16 percent, in 2007 compared to 2006, primarily due to higher costs related to the expansion of the money transfer business and the global network, as well as an impairment of $6.4 million of goodwill related to a component of our Payment Systems segment. See further discussion of the impairment recorded in Note 8 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements. Provision for loss increased in 2007 by $4.6 million over 2006, with no noticeable trends driving the increase. As our agent base and transaction volumes continue to grow, we expect that provision for loss will increase; however, we expect this growth to be much slower than agent base and transaction growth due to our underwriting and credit monitoring processes. Professional fees increased $5.3 million primarily due to increased contractor and consulting fees to support compliance activities and enhancements to our technology systems and increased credit servicing fees. Marketing costs increased $3.2 million, agent forms and supplies costs increased $2.7 million and licensing fees increased by $2.5 million, all primarily due to the increase in agent locations. These increases were offset by a decrease of $4.1 million in the directors deferred compensation accrual related to the decrease in the price of our common stock. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased transaction and operations support by approximately $6.0 million compared to 2006.

Transaction and operations support costs were up $14.1 million, or nine percent, in 2006 compared to 2005, primarily driven by an increase of $15.0 million in marketing expenditures as we continue to invest in our brand and support our agent growth and an increase of $9.0 million in professional fees to support enhancements to our technology systems. These increases were partially offset by a $9.0 million decline in provision for uncollectible receivables primarily resulting from the additional provision of $6.7 million in 2005 for one agent. In addition, in 2006, we recognized an impairment of $0.9 million due to the discontinuation of a software development project.

We continue to see a trend among state and federal regulators toward enhanced scrutiny of anti-money laundering compliance. As we continue to add staff resources and enhancements to our technology systems to address this trend, our transaction expenses will likely increase. In addition, we anticipate that our transaction expenses will increase due to marketing spend, investment in the agent network and development of our retail network in Western Europe. We anticipate these expenses will grow at a rate similar to 2007, excluding the goodwill impairment, based on our assumed agent network growth of 15 to 20 percent. We also will incur significant one-time charges for costs related to the Capital Transaction and strategic review of the Payment Systems segment. See Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements for further information.

Depreciation and amortization — Depreciation and amortization expense includes depreciation on point of sale equipment, agent signage, computer hardware and software (including capitalized software development costs), office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization expense increased $13.0 million, or 33 percent, in 2007 compared to 2006, primarily due to our investment in agent equipment and signage of $5.3 million, amortization of our investment in computer hardware and capitalized software in prior periods to enhance our support functions, as well as amortization of purchased software of $5.1 million. Our investments in computer hardware and software helped drive the growth in money transfer product. Additionally, amortization of acquired intangible assets increased by $1.2 million from 2006, primarily due to the acquisition of PropertyBridge, Inc (“PropertyBridge”) on October 1, 2007. We expect to see a further increase in amortization of intangible assets due to the intangible assets acquired in the acquisition of PropertyBridge. See further discussion in Note 8 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements.

Depreciation and amortization expense increased $6.5 million, or 20 percent, in 2006 compared to 2005, primarily due to the amortization of our investment in computer hardware and capitalized software of $4.4 million to enhance the money transfer platform, the depreciation of agent equipment of $2.3 million and the amortization of leasehold improvements of $0.5 million (offset by a corresponding reduction in rent expense of $1.1 million).

The Company is currently implementing a new system to provide improved connections between our agents and our marketing, sales, customer service and accounting functions. The new system and associated processes are intended to increase the flexibility of our back office, thereby improving operating efficiencies. In 2007, we capitalized software costs of approximately $3.7 million related to the enhancements to our financial processing systems that will impact future depreciation and amortization. As we continue our investment in the infrastructure for future growth, we expect depreciation and amortization expense to increase.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased $8.9 million, or 25 percent, in 2007 compared to 2006, primarily due to software expense and maintenance, delivery, freight and supplies expense and office rent. Software expense and maintenance increased $2.8 million due primarily to purchased licenses to support our growth and compliance initiatives. Delivery, freight and supplies expense increased $2.1 million in connection with the growth in our agent locations. Office rent increased $1.9 million due to annual rent increases and expanded retail locations.

Occupancy, equipment and supplies expense increased $4.3 million, or 14 percent, in 2006 compared to 2005, primarily due to normal increases in facilities rent of $1.9 million and higher software maintenance costs of $1.1 million, partially offset by gains on disposal of equipment of $1.0 million. Software expense and maintenance increases relate primarily to purchased licenses to support our growth and compliance initiatives, as well as licensing costs which were incurred by Viad prior to the spin-off.

Interest expense — Interest expense increased 39 percent in 2007 compared to 2006, primarily due to higher average interest rates and an increase in outstanding debt. The increase was partially offset by receipts under our cash flow hedges. During the second half of 2007, we borrowed an additional $195.0 million under the revolving credit facility. In connection with an amendment to waive certain covenants at December 31, 2007, the interest rates related to all outstanding balances increased as of January 1, 2008. We expect interest expense to increase in 2008 due to this increase in interest rates and the additional debt associated with the Capital Transaction. See further discussion of the credit facility in Note 9 — Debt of the Notes to Consolidated Financial Statements and further discussion of the Capital Transaction in Note 18 — Subsequent Events of the Notes to Consolidated Financial

Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction”.

Interest expense increased four percent in 2006 as compared to 2005, primarily due to higher average interest rates, which were partially offset by receipts under our cash flow hedges. In connection with the amendment of our $350.0 million bank credit facility in the second quarter of 2005, we expensed $0.9 million of unamortized financing costs related to the original facility. Also see “Management’s Discussion and Analysis — Other Funding Sources and Requirements” for further information regarding our bank credit facility.

Income taxes — In 2007, we had $78.5 million of tax expense on a pre-tax loss of $993.3 million resulting in a negative effective tax rate of 7.9 percent. The effective tax rate was 29.8 percent in 2006 and 23.3 percent in 2005. The decrease in the effective tax rate in 2007 is primarily due to establishing a deferred tax asset valuation allowance of $417.6 million for the impairment of securities. Due to the amount and characterization of losses, as of December 31, 2007, we determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized. We are continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits.

The corporate tax rate in 2006 and 2005 is lower than the statutory rate primarily due to income from tax-exempt bonds in our investment portfolio. The tax rate in 2005 benefited from a reduction in provision of $5.6 million due to reversal of tax reserves no longer needed due to the passage of time and changes in estimates of tax amounts. These benefits in 2006 were partially offset by the decline in tax-exempt investment income as a percentage of total pre-tax income.

Acquisitions and Discontinued Operations

PropertyBridge, Inc. — On October 1, 2007, the Company acquired PropertyBridge for $28.1 million, plus a potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008. PropertyBridge is a provider of electronic payment processing services for the real estate management industry. PropertyBridge offers a complete solution to the resident payment cycle, including the ability to electronically accept deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge is a component of the Company’s Global Funds Transfer segment.

The Company has finalized its purchase price allocation, resulting in goodwill of $24.1 million and purchased intangible assets of $6.0 million, consisting primarily of customer lists, developed technology and a non-compete agreement. The intangible assets will be amortized over useful lives ranging from three to fifteen years. Goodwill was assigned to the Company’s Global Funds Transfer segment. The acquisition cost includes $0.2 million of transaction costs.

The operating results of PropertyBridge subsequent to October 1, 2007 are included in the Company’s Consolidated Statements of (Loss) Income.

Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), the Company’s former money transfer super agent in Italy, for $15.0 million. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, S.r.l., a wholly-owned subsidiary, to operate the former Money Express agent network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.

The Company finalized its purchase price allocation in 2007, resulting in a decrease of $0.3 million to goodwill. Purchased intangible assets of $7.7 million, consisting primarily of customer lists and a noncompetition agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities.

The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of (Loss) Income.

ACH Commerce — The Company purchased ACH Commerce, LLC (“ACH Commerce”) in April 2005 for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.

Game Financial Corporation — In 2005, the Company recorded a gain of $0.7 million (net of tax) due to the partial resolution of contingencies relating to the sale of Game Financial Corporation, (“Game Financial”) which was completed in 2004. During 2007, the Company paid $3.3 million in connection with the settlement of a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial with one casino. We recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007, representing the recognition of a deferred tax asset valuation allowance partially offset by the reversal of the remaining liability.

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

We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense and other miscellaneous corporate expenses not allocated to the segments. Table 5 reconciles “Total segment operating (loss) income” to “(Loss) income from continuing operations before income taxes” as reported in the Consolidated Statements of (Loss) Income.

Table 5 — Segment Information

YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

Operating (loss) income:
Global Funds Transfer	$(60,410)	$152,579	$121,677
Payment Systems	(920,130)	41,619	42,406

Total segment operating (loss) income	(980,540)	194,198	164,083

Interest expense	11,055	7,928	7,608
Other unallocated expenses	1,672	9,497	10,099

(Loss) income from continuing operations before income taxes	$(993,267)	$176,773	$146,376

Table 6 — Global Funds Transfer Segment

				2007	2006
				vs.	vs.
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005

(Amounts in thousands)

Money transfer revenue, including bill payment
Fee and other revenue	$852,749	$664,712	$505,239	28%	32%
Investment revenue	5,194	5,165	2,518	1%	105%
Net securities losses	(9,724)	(25)	(31)	NM	(19%)

Total Money transfer revenue, including bill payment	848,219	669,852	507,726	27%	32%
Retail money order revenue
Fee and other revenue	58,637	62,885	63,966	(7%)	(2%)
Investment revenue	88,572	89,607	78,706	(1%)	14%
Net securities losses	(224,433)	(598)	(781)	NM	(23%)

Total Retail money order (losses) revenue	(77,224)	151,894	141,891	(151%)	7%
Total Global Funds Transfer revenue
Fee and other revenue	911,386	727,597	569,205	25%	28%
Investment revenue	93,766	94,772	81,224	(1%)	17%
Net securities losses	(234,157)	(623)	(812)	NM	(23%)

Total Global Funds Transfer revenue	770,995	821,746	649,617	(6%)	26%

Commissions expense	(429,837)	(333,524)	(249,768)	29%	34%

Net revenue	$341,158	$488,222	$399,849	(30%)	22%

Operating (loss) income	$(60,410)	$152,579	$121,677	(140%)	25%
Operating margin	(7.8%)	18.6%	18.7%

NM = Not meaningful

Total revenue decreased $50.8 million, or six percent, in 2007 compared to 2006 due to net securities losses of $234.2 million that were recorded on our investment portfolio and allocated to this segment. See further discussion of the losses in Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements. Total fee and other revenue for the Global Funds Transfer segment increased $183.8 million, or 25 percent, in 2007 compared to 2006 and continues to be driven by the growth in the money transfer business (including bill payment services). Growth in money transfer fee and other revenue (including bill payment services) increased 28 percent over the prior year and continued to be in line with growth in money transfer transaction volume, which increased 27 percent during the year as a result of our network expansion and targeted pricing initiatives. Transaction growth resulted in incremental fee and other revenue of $179.0 million. This increase was offset by $9.9 million of decreases in money transfer fees related to targeted pricing initiatives and changes in geographic and product mix (money transfer versus urgent bill payment). Our domestic transactions, which contribute lower revenue per transaction, grew at a faster rate of 38 percent, while internationally originated transactions (outside of North America) grew 34 percent from 2006. Transaction volume to Mexico grew 8 percent in 2007 compared to 2006. We believe economic conditions in the U.S. housing market and immigration concerns continued to dampen the growth in volume. Our Mexico volume represented 10 percent of our total transactions in 2007. The growth in money transfer is the result of our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base expanded 30 percent over 2006, primarily in the international markets, to about 143,000 locations.

Our simplified pricing initiatives, which were initiated in the first half of 2005, included reducing the number of pricing tiers or bands, allowing us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. While simplified pricing initiatives have contributed to a lower average per transaction fee, we believe that the initiatives have contributed to our volume growth as a simpler pricing process and lower overall fees attracts new customers. During 2007, the gap between total revenue growth and money transfer transaction growth narrowed as we lapped the first year of implementation of simplified pricing initiatives.

Total revenue increased 26 percent in 2006 compared to 2005, primarily driven by the growth in the money transfer and bill payment services, as total transaction volume grew 41 percent. Transaction volume growth in money transfer and bill payment services increased fee and other revenue by $196.5 million. Average per transaction fees in money transfer and bill payment services were lower in 2006, reducing fee and other revenue by $56.7 million, primarily as a result of our simplified pricing initiative. In addition, average per transaction fees were lower in 2006 than 2005 as a result of shifts in product and geographic origination mix. Money transfer and bill payment transactions continued to drive fee and other revenue growth in 2006, while money order transactions, which have higher margins, declined. Domestic originated transactions (including bill payment) grew 46 percent with growth across all corridors, while international originated transactions grew 30 percent from 2005. Transaction volume to Mexico grew 29 percent in 2006 over 2005. Our Mexico volume represented 11 percent and 12 percent of our total transactions in 2006 and 2005, respectively. In 2006, the money transfer agent base expanded 24 percent over 2005, primarily in the international markets, to about 110,000 locations.

At December 31, 2007, money transfer agents are located in the following geographic regions: 33,300 locations in North America; 22,200 locations in Latin America (including Mexico, which represents 10,600 locations); 44,200 locations in Western Europe and the Middle East; 10,800 locations in the Indian subcontinent; 13,600 locations in Asia Pacific; 13,700 locations in Eastern Europe and 5,200 locations in Africa.

Fee and other revenue for retail money order decreased seven percent and two percent in 2007 and 2006, respectively, compared to the prior year. These decreases are in line with declines in volume for both years. The Company expects to see a decline in money order fee and other revenue of approximately 5 percent in 2008.

Investment revenue in the Global Funds Transfer segment decreased one percent in 2007 compared to 2006 due to lower average investable balances and as 2006 benefited from $3.1 million of pre-tax cash flow on previously impaired investments and income from limited partnership interests. Pre-tax cash flows in 2007 from previously impaired investments and income from limited partnership interests was nominal. Partially offsetting these decreases was the benefit from wider spreads earned on our cash investments and adjustable rate securities due to the disruption in the credit markets in the second half of 2007. Net securities losses in 2007 reflect other-than-temporary impairments of $234.2 million that were recorded on our investment portfolio and allocated to this segment. See further discussion of the losses in Note 4 — Investments (Substantially Restricted) and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements. Investment revenue increased 17 percent in 2006 compared to 2005 primarily due to higher average yields which were partially offset by lower average investable balances. Net securities losses were flat in 2006 compared to 2005.

Commissions expense in 2007 was up 29 percent compared to 2006, primarily driven by tiered commission rates paid to certain agents and increases in the Euro exchange rate. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. Our largest agent, Wal-Mart, achieved new tiers in the third quarter of 2006 and the fourth quarter of 2007. In conjunction with our Capital Transaction, we extended the term of the current agreement with Wal-Mart through January 2013 and agreed to certain commission increases over the extended term of the contract. See further discussion of the Capital Transaction in Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements and in “Liquidity and Capital Resources — Sale of Investments and Capital Transaction.” As compared to 2005, commissions expense in 2006 was up 34 percent, primarily driven by the 28 percent growth in fee and other revenue. Commissions expense as a percentage of revenue increased from 38.4 percent in 2005 to 40.6 percent in 2006, primarily due to tiered commission rates paid to certain agents and product mix (as growth in the money transfer business outpaced money orders).

Operating loss of $60.4 million and operating margin of (7.8) percent in 2007 reflect the net securities losses of $234.2 million that were recorded on our investment portfolio and allocated to this segment. The losses were partially offset by the growth in money transfer. Operating income in 2006 increased 25 percent over the previous year due to the growth in money transfer and bill payment services and the higher investment revenue. The operating margin of 18.6 percent in 2006 was essentially flat compared to 2005. An additional provision for agent loss impacted the 2005 operating margin by (0.9) percentage points.

Table 7 — Payment Systems Segment

				2007	2006
				vs.	vs.
YEAR ENDED DECEMBER 31,	2007	2006	2005	2006	2005

(Amounts in thousands)

Official check and payment processing revenue
Fee and other revenue	$13,546	$13,211	18,007	3%	(27%)
Investment revenue	299,681	295,703	282,127	1%	5%
Net securities losses	(943,480)	(2,154)	(2,845)	NM	(24%)

Total official check and payment processing (losses) revenue	(630,253)	306,760	297,289	(305%)	3%
Other revenue
Fee and other revenue	23,468	25,432	19,742	(8%)	29%
Investment revenue	4,548	4,939	4,640	(8%)	6%
Net securities losses	(12,119)	(34)	(52)	NM	(35%)

Total other revenue	15,897	30,337	24,330	(48%)	25%
Total Payment Systems revenue
Fee and other revenue	37,014	38,643	37,749	(4%)	2%
Investment revenue	304,229	300,642	286,767	1%	5%
Net securities losses	(955,599)	(2,188)	(2,897)	NM	(24%)

Total Payment Systems (losses) revenue	(614,356)	337,097	321,619	(282%)	5%

Commissions expense	(234,071)	(230,135)	(220,704)	2%	4%

Net (loss) revenue	$(848,427)	$106,962	$100,915	(893%)	6%

Operating (loss) income	$(920,130)	$41,619	$42,406	(2311%)	(2%)
Operating margin	NM	12.3%	13.2%
Taxable equivalent basis (1):
(Losses) revenue	$(598,247)	$354,544	$340,655	(269%)	4%
Commissions expense	$(234,071)	$(230,135)	$(220,704)	2%	4%
Operating (loss) income	(904,020)	59,064	61,441	(1631%)	(4%)
Operating margin	NM	16.7%	18.0%

NM = Not meaningful

(1)	The taxable equivalent basis numbers are used by the Company’s management, and management believes they are useful to investors, to evaluate the effect of tax-exempt securities on the Payment Systems segment and on the Company’s effective tax rate. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. As income taxes are not allocated to the Company’s operating segments, the effect of tax-exempt securities on the Payment Systems segment is not apparent in measures presented under GAAP. Accordingly, an adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate applied to interest income from tax-exempt securities and is $16.1 million, $17.4 million and $19.0 million for 2007, 2006 and 2005, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under

GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for measures presented under GAAP.

Total revenue includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total net loss in the Payment Systems segment of $614.4 million for 2007 reflects net securities losses of $955.6 million that were recorded on our investment portfolio. See further discussion of the losses in “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements. Total revenue for 2006 includes $10.9 million of cash flows from previously impaired securities and income from limited partnership interests. Such cash flows were nominal for 2007. Total revenue increased five percent in 2006 compared to 2005 due primarily to higher investment revenue from higher yields earned on the portfolio from the increase in short-term interest rates.

Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commissions expense increased two percent in 2007, primarily due to higher commissions paid to financial institution customers resulting from an increase in the average federal funds rate over the prior year, as well as the run-off of interest rate swaps. Commissions expense increased four percent in 2006, primarily due to higher commissions paid to financial institutions as short-term interest rates increased. Commissions expense as a percentage of investment revenue was 77 percent for all years presented.

The operating loss for 2007 was $920.1 million, reflecting the net securities losses of $955.6 million resulting from other-than-temporary impairment charges recognized on the investment portfolio and a goodwill impairment charge of $6.4 million relating to one component of the Payment Systems segment. After considering the net securities losses and goodwill impairment charge, the operating margin for 2007 declined 70 basis points from 2006 due primarily to the run-off of interest rate swaps. The operating margin in 2006 decreased to 12.3 percent (16.7 percent on a taxable equivalent basis) as compared to 2005 operating margin of 13.2 percent (18.0 percent on a taxable equivalent basis), primarily due to lower average investable balances and a $0.9 million charge for the discontinuance of a development project. The cash flows from previously impaired securities, income from limited partnership interests and termination fee contributed a combined 2.6 percentage points and 4.9 percentage points, respectively, to the operating margin in each of 2006 and 2005.

In late 2007, MoneyGram conducted a comprehensive review of the Payment Systems segment. As a result of this review, the Company has begun to restructure its official check business model by changing its commission structure and exiting certain large customer relationships. This restructuring will enable the Company to continue providing these essential services by focusing on small- to mid-sized institutions. The Company expects to exit contracts with most of its top ten official check customers, who together account for approximately $2 billion of the Company’s official check payment obligations, thereby significantly reducing our official check business. Also impacting the Payment Systems segment is the process commenced in January 2008 to realign our investment portfolio away from asset-backed securities into highly liquid assets. We anticipate that the realigned portfolio will be comprised primarily of cash equivalents, government and government agency securities. As a result, we anticipate that our profit margins in the official check business will be adversely affected by the lower yields in our realigned portfolio. While we expect our commission re-pricing initiatives under the official check restructuring to fully offset the impact of the lower yields from the realigned portfolio, we will not know the final results of the re-pricing initiatives for some time.

LIQUIDITY AND CAPITAL RESOURCES

One of our primary financial goals is to maintain adequate liquidity to manage the fluctuations in the balances of payment service assets and obligations resulting from sales of official checks, money orders and other payment instruments, the timing of the collections of receivables and the timing of the presentment of such instruments for payment. In addition, we strive to maintain adequate liquidity for capital expenditures and other normal operating cash needs. Another primary financial goal is to maintain adequate capital to ensure the on-going compliance with regulatory and contractual requirements through the fluctuations in the balances of our payment service assets and obligations, particularly investments.

We have various resources available to us for purposes of managing liquidity and capital needs, including our cash, cash equivalents, investments, credit facilities, reverse repurchase agreements and letters of credit. For purposes of this discussion, we use the term “investments” to refer to our long-term investment portfolio, while the term “cash equivalents” refers to our short-term investment portfolio. Short-term investments are included in “Cash and cash equivalents” in the Consolidated Balance Sheets and are used in managing our daily operating liquidity needs. Long-term investments are classified as trading or available-for-sale as explained in Note 1 — Description of the Business of the Notes to Consolidated Financial Statements and are used in managing our capital needs.

Liquidity

We utilize our cash, cash equivalents and reverse repurchase agreements as the main tools to manage our daily operating liquidity needs. Our operating liquidity needs relate to the monies required to settle our payment instruments on a daily basis and fund the routine operating activities of the business. On a daily basis, we move on average over $1.0 billion to settle our payment instruments and make related settlements with our agents and financial institutions. We receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts. For the clearing of money orders, we rely primarily on one clearing bank. In addition, we maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services to move customer funds and make agent payments. The relationships with these clearing banks and cash management banks are a critical component of the Company’s ability to move monies on a global and timely basis.

We rely on the funds from on-going sales of payment instruments and portfolio cash flows to settle our payment service obligations (“PSO”) as they are presented. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we have historically utilized our cash equivalents, as well as repurchase agreements, to fund the shortfall. On the next cash inflow day, excess cash is used to repay any amounts outstanding under the repurchase agreements, with the remaining excess cash reinvested in cash equivalents. The repurchase agreements are uncommitted facilities with various banks and require specific securities to be designated as collateral for borrowings under the agreements. The acceptance of securities as collateral is at the discretion of our counterparty. Beginning in the third quarter of 2007, we began investing more heavily in cash equivalents to enhance our liquidity. This shift was accomplished by reinvesting proceeds from normal maturities of our long-term investments into cash equivalents. As a result of this enhanced liquidity, we have reduced our use of repurchase agreements. At December 31, 2007, we had no amounts outstanding under repurchase agreements.

For certain of our financial institution customers, we established individual SPEs upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and PSO related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the PSO. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. For further information relating to the SPEs, see Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Contractual and Regulatory Capital

We use investments and credit facilities to manage our capital needs deriving from contractual and regulatory requirements. Due to the continuous nature of the sales and settlement of our payment instruments as described above, we are able to invest in securities with a longer term than the average life of our payment instruments to provide for long-term capital needs. We strive to have cash, cash equivalents, receivables and investments in excess of our PSO in an amount which allows us to maintain compliance with all contractual and regulatory requirements during normal fluctuations in the value of our assets and liabilities. We refer to this excess as our unrestricted assets. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements.

In connection with our senior credit facility, one clearing bank contract and the SPEs, we have certain financial covenants that require us to maintain pre-defined ratios of certain assets to PSO as presented in the Consolidated Balance Sheets. As more fully described in Note 9 — Debt of the Notes to Consolidated Financial Statements, the financial covenants under our credit facilities relate to the maintenance of pre-defined ratios of interest coverage, leverage and consolidated total indebtedness (collectively, the “Debt Covenants”). One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding PSO (the “Total Company Ratio”), as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank (the “Clearing Bank Ratio”). Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution. In addition, under limited circumstances, these financial institution customers with SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.

In addition, we are regulated by various state agencies which generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory PSO measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than our PSO as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states also require MPSI, the licensed entity and our wholly-owned operating subsidiary, to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth.

The regulatory and contractual requirements do not require us to specify individual assets held to meet our PSOs, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on us regarding the use of our individual liquid assets. We are able to withdraw, deposit or sell our individual liquid assets at will, with no prior notice or penalty, provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

The Total Company Ratio is the most restrictive of our financial covenants under all contractual and regulatory requirements. We monitor compliance with the Total Company Ratio by monitoring the amount of our unrestricted assets.

Impact of the Credit Market Disruption

During September 2007, the asset-backed securities market and broader credit markets began to experience significant disruption, with a general lack of liquidity in the markets and deterioration in fair value of mortgage-backed securities triggered by concerns surrounding sub-prime mortgages. In response to these concerns, the rating agencies undertook extensive reviews of asset-backed securities, particularly mortgage-backed securities. As a result of these developments, we experienced a net decline of $230.5 million in the fair value of its investment portfolio from June 30, 2007 through September 30, 2007. As we monitored the deterioration in the market in September 2007, we decided to draw the $197.0 million available balance of our revolving credit facility to supplement our unrestricted assets to ensure that a sufficient cushion over the Total Company Ratio was maintained if there was any further market deterioration. As of October 30, 2007, we maintained compliance with all contractual and regulatory requirements, even without considering the proceeds of the $197.0 million draw on the revolver. In addition, preliminary valuations of the investment portfolio as of October 31, 2007 showed a substantially lower rate of decline in fair value. We continued to closely monitor the performance of our investments, market developments and the impact of rating agency actions on our portfolio. With few exceptions, our investments continued to provide for all contractual cash flows and evidenced little, if any, actual losses from defaults through early November 2007. As a result, through early November 2007, we believed we had sufficient unrestricted assets to maintain compliance with all of our contractual and regulatory requirements through any further market deterioration. As the unrealized losses on the investment portfolio had no immediate impact on our cash flows, there was no disruption to our operating liquidity.

In late November and December 2007, the asset-backed securities and credit markets experienced further substantial deterioration under increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view of all structured investments and the credit market in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, as well as assume higher rates of defaults than previously anticipated through October 2007. As a result of these market developments, the fair value for asset-backed securities as of November 30, 2007 substantially declined by an additional $571.2 million from September 30, 2007. In addition, the rating agencies continued their review of securities, issuing broad rating downgrades based on high levels of assumed future defaults. Under the terms of certain of our asset-backed securities, ratings downgrades of collateral securities can reduce the cash flows to all but the most senior investors even if there have been no actual losses incurred by the collateral securities. In December 2007, we began to experience adverse changes to the cash flows from some of our asset-backed investments as a result of the accumulating rating downgrades of the underlying collateral securities.

As the market continued its substantial deterioration in December 2007, we identified a need for additional capital as we anticipated that we would not be in compliance with our Total Company Ratio and our Debt Covenants as of December 31, 2007. Through meetings with potential investors in late December 2007 and early January 2008, it became evident that we would need to divest certain investments in connection with any recapitalization to substantially reduce the risk of any further deterioration in the investment portfolio. We commenced a plan in January 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the investment portfolio. Based on these developments, we determined that we no longer had the intent to “hold until maturity or call” substantially all of our investments classified as “Obligations of states and political subdivisions,” “Commercial mortgage-backed securities,” “Residential mortgage-backed securities,” “Other asset-backed securities,” “Corporate debt securities” and “Preferred and common stock.”

As a result of these developments, we recognized $1.2 billion of other-than-temporary impairments in December 2007, causing a shortfall in unrestricted assets. Following are the unrestricted assets as of:

Table 8 — Unrestricted Assets

	December 31,	September 30,	June 30,	March 31,	December 31,
(Amounts in thousands)	2007	2007	2007	2007	2006

Cash and cash equivalents (substantially restricted)	$1,552,949	$1,152,993	$987,918	$1,274,768	$973,931
Receivables, net (substantially restricted)	1,408,220	1,717,464	1,775,431	1,599,654	1,758,682
Trading investments (substantially restricted)	62,105	62,300	121,200	107,000	145,500
Available for sale investments (substantially restricted)	4,187,384	5,260,296	5,624,054	5,490,141	5,690,600

	7,210,658	8,193,053	8,508,603	8,471,563	8,568,713
Amounts restricted to cover payment service obligations	(7,762,470)	(7,907,393)	(8,211,535)	(8,129,757)	(8,209,789)

(Shortfall) excess of unrestricted assets	$(551,812)	$285,660	$297,068	$341,806	$358,924

Impact on Contractual and Regulatory Capital — The shortfall in unrestricted assets of $551.8 million was the direct result of the market developments in late November and December 2007, causing us to be out of compliance with the Total Company Ratio. As of December 31, 2007, our regulated subsidiary MPSI was in compliance with state regulatory requirements, with the exception of one state where MPSI was out of compliance with the tangible net worth requirement. Subsequent to December 31, 2007, we were out of compliance with certain other state regulatory requirements, including minimum net worth requirements. We have not received notice of any enforcement actions contemplated by the regulators, but the regulators reserve the right to take action in the future and could impose fines and penalties related to the compliance failure. With the completion of the Capital Transaction, as of March 25, 2008, we are in compliance with all regulatory requirements for all states.

We received waivers of default through May 1, 2008 from both the clearing bank and credit agreement lenders through amendments to their respective agreements. These waivers were superceded by amendments to these agreements made in conjunction with the Capital Transaction.

Impact on Liquidity — The declines in the investment portfolio through December 31, 2007 created a need for regulatory and contractual capital, but did not immediately impact our liquidity. Although we had a shortfall in our unrestricted assets, daily operating and short-term liquidity needs were not affected due to the nature of our business whereby daily remittances to us are used to pay the daily clearings of our instruments. In addition, approximately $800.0 million of our PSO at December 31, 2007 are greater than one year old. We have continued to meet our daily operating and short-term liquidity needs and believe that we will continue to do so with the completion of the Capital Transaction.

We have agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, due to concerns over the impact of the market disruption on the Company. Additionally, we have revised the funding arrangements with a few agents, including changes to their remittance patterns, pre-funding by the Company and, in one case, creating a trust for the benefit of the agent’s consumers. These changes have altered our total liquidity needs and changed the timing of cash inflows and outflows. While we believe the Capital Transaction will restore more ordinary funding protocols with the clearing banks, it is possible that clearing banks will require advance funding or other security, or even terminate their relationships with us. We believe the requests for amendments to agent agreements will decrease as a result of the Capital Transaction.

Downgrade of Debt Rating — In January 2008, Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”) downgraded our senior unsecured debt rating to non-investment grade at Ba1, BB and BB-, respectively. In March 2008, S&P downgraded our senior unsecured debt rating to B+. Moody’s, S&P and Fitch have also placed us on watch for potential additional downgrades. The three major credit rating agencies have cited, among other factors, the reduction in our unrestricted assets caused by our net unrealized losses and other-than-temporary impairments as the rationale for these downgrades, despite the growth and profitability of our core money transfer business. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision at any time and each rating should be evaluated independently of any other rating. It is possible that one or more rating agencies will in the future downgrade our debt rating further, and that further downgrades could increase our cost of borrowing. It is important to note that state and federal regulatory authorities do not consider such ratings as criteria in determining licensing or regulatory compliance. Accordingly any change in debt ratings is not expected to directly affect our regulatory status as a money services business. The financial impact of any downgrade in our debt ratings will depend on the actual ratings, whether the ratings are split between investment and non-investment grade and which agency takes this action. It is also possible that ratings downgrades could affect our ability to attract and retain customers.

Sale of Investments and Capital Transaction

Subsequent to December 31, 2007, we sold substantially all of our investment portfolio for a realized loss of $260.6 million. This realized loss is incremental to the $1.2 billion other-than-temporary impairment charge we recognized in December 2007. On March 25, 2008, we completed the Capital Transaction, pursuant to which we received an infusion of $1.5 billion of both equity and debt capital to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses. The terms of the Capital Transaction are set forth below. The net proceeds of the Capital Transaction were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility.

With the Capital Transaction and sale of investments, we believe we have sufficient liquidity and capital to operate and grow our business for the next twelve months and the foreseeable future. We expect operating cash flows to be sufficient to finance our on-going business, pay interest expense on our outstanding debt, maintain adequate capital levels and meet debt and clearing agreement covenants. Should liquidity and capital needs exceed operating cash flows, we believe our external financing sources, including availability under the new senior credit facility, will be sufficient to meet any shortfalls.

Had the Capital Transaction and sale of investments occurred on December 31, 2007, the pro forma unrestricted assets would be as follows:

	As Reported			Pro Forma
	December 31,	Sales of	Capital	December 31,
(Amounts in thousands)	2007	Investments (1)	Transactions (2)	2007

Cash and cash equivalents	$1,552,949	$2,909,268	$1,286,315	$5,748,532
Receivables, net	1,408,220	—	—	1,408,220
Trading investments	62,105	—	—	62,105
Available-for-sale investments	4,187,384	(3,248,503)	—	938,881

	7,210,658	(339,235)	1,286,315	8,157,738
Amounts restricted to cover payment service obligations	(7,762,470)	—	—	(7,762,470)

Unrestricted assets	$(551,812)	$(339,235)	$1,286,315	$395,268

(1)	The reduction to the “Available-for-sale investments” is determined using the fair value of the sold investments as of December 31, 2007. The increase in “Cash and cash equivalents” is determined using the actual cash proceeds from these sales, which were invested in cash and cash equivalents.

(2)	Amounts for the Capital Transactions are determined based on the actual proceeds received, net of related transaction costs of $107.4 million, the $100.0 million payment on the revolving credit facility and a $16.3 million discount on the debt issued by the Company.

Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) and shares of non-voting Series B-1 Participating Convertible Preferred Stock of the Company (the “Series B-1 Preferred Stock”) (collectively, the “Series B Stock”) to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs”) (collectively, the “Investors”) for an aggregate purchase price of $760.0 million. After the issuance of the Series B Stock, the Investors have an initial equity interest of approximately 79 percent. The Series B Preferred Stock was issued to THL and the Series B-1 Preferred Stock was issued to Goldman Sachs. Furthermore, in connection with the Capital Transaction, the Company paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of Series B-1 Preferred Stock.

The Series B Stock pays a cash dividend of ten percent. At our option, we may accrue dividends at a rate of 12.5 percent in lieu of paying a cash dividend. Dividends may be accrued for up to five years from the date of the Capital Transaction. After five years, if we are unable to pay the dividends in cash, dividends will accrue at a rate of 15 percent. At this time, the Company expects that dividends will be accrued and not paid in cash for at least five years. The Series B Stock participates in dividends with the common stock on an as-converted basis.

The Series B Preferred Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The Series B-1 Preferred Stock is convertible into Series B Preferred Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the Series B-1 Preferred Stock is convertible into Series D Preferred Stock, which is a non-voting common equivalent stock.

The Series B Stock may be redeemed at the option of the Company if, after five years from the date of the Capital Transaction, the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after ten years and upon a change in control. The Series B Preferred Stock will vote as a class with the common stock and will have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of Series B Preferred Stock were converted plus the number of shares of common stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into common stock.

Rights Agreements — As part of the Capital Transaction, we amended our Rights Agreement with Wells Fargo Bank, N.A. as rights agent, to exempt the issuance of securities to the Investors and their affiliates from the Rights Agreement.

Registration Rights — As part of the Capital Transaction, we entered into a Registration Rights Agreement with the Investors. Under the terms of the Registration Rights Agreement, after a specified holding period, we must promptly file a shelf registration statement with the SEC relating to securities held by the Investors. We are generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

Senior Credit Facility — As part of the Capital Transaction, our wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005, among the Company and a group of lenders and includes an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan.

The Senior Facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. Tranche A of the term loans is for $100.0 million and tranche B is for $250.0 million. Tranche B was issued at a discount of 93.5 percent, or $16.3 million. The interest rate applicable to tranche A and the revolving credit facility is the Eurodollar rate plus 350 basis points. The interest rate applicable to tranche B is the Eurodollar rate plus 500 basis points. The maturity date of the Senior Facility is March 2013. Fees on the daily unused availability under the revolving credit facility are 50 basis points.

At March 25, 2008, we had outstanding borrowings under the Senior Facility of $495.0 million.

There is a prepayment premium on the tranche B term loan of two percent during the first year and one percent during the second year of the Senior Facility. Loans under the Senior Facility are secured by substantially all our non-financial assets and are guaranteed by our material domestic subsidiaries, with such guarantees secured by the non-financial assets of the subsidiaries. Borrowings under the Senior Facility are subject to various covenants, including limitations on: use of proceeds from borrowings under the Senior Facility; additional indebtedness; mergers and consolidations; sales of assets; dividends and other restricted payments; investments; loans and advances and transactions with affiliates. The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Under the Senior Facility, we must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. We are not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. The Senior Facility also contains a financial covenant requiring us to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations.

Second Lien Notes — As part of the Capital Transaction, Worldwide issued Goldman Sachs $500.0 million of senior secured second lien notes (the “Notes”), which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior to March 25, 2011, we have the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable.

The Notes contain covenants that, among other things, limit our ability to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets or subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions and enter into transactions with affiliates. The covenants also substantially restrict our ability to incur additional debt, create or incur liens and invest assets that are subject to restrictions for the payment of payment service obligations. We are also required to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations.

We can redeem the Notes after five years at specified premiums. Prior to the fifth anniversary, we may redeem some or all of the Notes at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest, if any, plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Upon a change of control, we are required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. We are also required to make an offer to repurchase the Notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the Note or have not been used to repay certain debt.

Inter-creditor Agreement — In connection with the financing arrangements, the lenders under both the Senior Facility and the Notes have agreed to be bound by the terms of an inter-creditor agreement under which the lenders have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time both before and following a default under the financing arrangements.

Restructuring of the Official Check Business

In December 2007, the Company completed its review of our Payment Systems segment. As a result of this review, the Company has begun to restructure our official check business model by changing our commission structure and exiting certain large customer relationships. This restructuring will enable the Company to continue providing these essential services by focusing on small- to mid-sized institutions. The Company expects to exit contracts with most of its top ten official check customers, who together account for approximately $2 billion of the Company’s official check payment obligations. Included in the top ten official check customers are the financial institutions for which the Company maintains SPEs. With the sale of investments and the Capital Transaction, we believe that we have sufficient liquidity to manage the exiting of these customers without disruption to daily operating liquidity needs.

Other Funding Sources and Requirements

At December 31, 2007, we had uncommitted repurchase agreements, letters of credit and various overdraft facilities totaling $2.3 billion available to assist in the management of our investments and the clearing of PSO. There was $14.8 million outstanding under various letters of credit at December 31, 2007.

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$417,920	$29,372	$388,548	$—	$—
Operating leases	52,492	10,453	17,986	12,758	11,295
Derivative financial instruments	(28,724)	(5,507)	(20,539)	(2,678)	—
Other obligations	3,928	3,928	—	—	—

Total contractual cash obligations	$445,616	$38,246	$385,995	$10,080	$11,295

Debt consists of amounts outstanding under the term loan and revolving credit facility at December 31, 2007, as described in Note 9 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. As described above, the interest rate on our outstanding debt is based on a floating interest rate indexed to LIBOR. For disclosure purposes, the interest rate for future periods has been assumed to be 7.58 to 7.66 percent, which are the rates in effect on December 31, 2007. Included in our Consolidated Balance Sheet at December 31, 2007 is $345.0 million of debt and $0.3 million of accrued interest, which represents amounts owed as of December 31, 2007. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2007. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio and a $2.3 million indemnity holdback related to the acquisition of Money Express payable on the second anniversary of the acquisition.

In connection with the acquisition of PropertyBridge, we have an obligation for a potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008. This earn-out payment, which is payable in 2009, is not included in the above table as the amount is unknown at this time. We anticipate that the ultimate earn-out payment will be less than $10.0 million.

We have funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. We did not make a contribution to the funded pension plans during 2007. There are no required contributions for the funded pension plan in 2008; however, we may choose to make contributions. We also have certain pension and postretirement plans that require benefit payments over extended periods of time. During 2007, we paid benefits totaling $3.8 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.3 million in 2008. Expected contributions and benefit payments under these plans are not included in the table above. See “Critical Accounting Policies — Pension obligations” for further discussion of these plans. In August 2006, Congress approved the Pension Protection Act of 2006, which requires new funding rules for defined benefit plans. We have reviewed the funding requirements under this Act and do not anticipate a significant impact on our future contribution requirements.

As of December 31, 2007, the liability for unrecognized tax benefits is $33.7 million. This amount is not reflected in the table above. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2007, the minimum commission guarantees had a maximum payment of $22.9 million over a weighted average remaining term of 2.3 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2007, the liability for minimum commission guarantees is $4.4 million. Minimum commission guarantees are not reflected in the table above.

Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $0.7 million of property and equipment received by the Company, but not paid as of December 31, 2007. These amounts were paid in January and February 2008 and are not reflected in the above table.

Analysis of Cash Flows

Table 10 — Cash Flows Provided By or Used In Operating Activities

YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

Net (loss) income	$(1,071,997)	$124,054	$112,946
Total adjustments to reconcile net income	1,301,410	42,485	68,278

Net cash provided by continuing operating activities before changes in payment service assets and obligations	229,413	166,539	181,224

Change in cash and cash equivalents (substantially restricted)	(563,779)	(261,725)	(84,817)
Change in trading investments, net (substantially restricted)	83,200	22,200	153,100
Change in receivables, net (substantially restricted)	342,681	(335,509)	(666,282)
Change in payment service obligations	(447,319)	38,489	518,728

Net change in payment service assets and obligations	(585,217)	(536,545)	(79,271)

Net cash (used in) provided by continuing operating activities	$(355,804)	$(370,006)	$101,953

Table 10 summarizes the net cash flows (used in) provided by operating activities. Operating activities used net cash of $355.8 million in 2007, a decrease in cash used of $14.2 million from $370.0 million in 2006. The change in cash used in 2007 is primarily due to $49.3 million of additional operating cash provided from normal operating activities impacting other assets, accounts payable and other liabilities. The change also reflects growth in fee and other revenue exceeding the growth in non-cash expenses for the year. These increases were partially offset by a $48.7 million decrease in the operating cash provided by our payment service assets and obligations due to normal activities and timing differences. The change from cash provided by operating activities of $102.0 million in 2005 to cash used by operating activities of $370.0 million in 2006 is primarily due to an increase in cash used for normal operating activities impacting our payment service assets and obligations and a decrease in cash provided by additional working capital provided from normal operating activities.

To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.

Table 11 — Cash Flows Provided By or Used In Investing Activities

YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

Net investment activity	$318,716	$516,008	$(6,099)
Purchases of property and equipment	(70,457)	(81,033)	(47,359)
Cash paid for acquisitions	(29,212)	(7,311)	(8,535)
Other	—	—	(700)

Net cash provided by (used in) investing activities	$219,047	$427,664	$(62,693)

Table 11 summarizes the net cash provided by (used in) investing activities. Investing activities primarily consist of activity within our investment portfolio. The decrease in net investment activity of $197.3 million from 2006 to 2007 reflects lower levels of investment sales during 2007.

In 2006, we sold securities with a fair value of $259.7 million to one party (the “acquiring party”). No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by us, nor were we obligated under any scenario to repurchase securities from the acquiring party. The acquiring party sold securities totaling $646.8 million of a qualifying special purpose entity (“QSPE”), including substantially all of the securities originally purchased from us. We acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with Statement of Financial Accounting Standards

(“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2006, the fair value of the preferred shares was $7.8 million. In addition, one of our subsidiaries serves as the collateral advisor to the QSPE, receiving certain fees and rights standard to a collateral advisor role. Activities performed by the collateral advisor are significantly limited and are entirely defined by the legal documents establishing the QSPE. For performing these activities, the collateral advisor receives a quarterly fee equal to ten basis points on the fair value of the collateral. The collateral advisor also received and recognized a one-time fee of $0.4 million in 2006 for the placement of the preferred shares of the QSPE.

Other investing activity consisted of the use of cash of $70.5 million, $81.0 million and $47.4 million for 2007, 2006 and 2005, respectively, for the purchase of property and equipment and development of software related to our continued investment in the money transfer platform and compliance activities. Additionally, we acquired a 50 percent interest in a corporate aircraft in 2005 and the remaining 50 percent interest in 2006. In 2007, we acquired PropertyBridge for $28.1 million. Also in 2007, we paid the remaining $1.1 million of purchase price for ACH Commerce, which was to be paid upon the second anniversary of the acquisition under the terms of the acquisition agreement. In 2006, we acquired Money Express, our former super agent in Italy and also received a payment from a previous owner of Money Express. In 2005, we acquired ACH Commerce.

Table 12 — Cash Flows Provided By or Used in Financing Activities

YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

Net debt activity	$195,000	$—	$—
Proceeds and tax benefit from exercise of stock options	7,674	24,643	16,798
Purchase of treasury stock	(45,992)	(67,856)	(50,000)
Cash dividends paid	(16,625)	(14,445)	(6,058)

Net cash provided by (used in) financing activities	$140,057	$(57,658)	$(39,260)

Table 12 summarizes the net cash flows used in financing activities. In 2007, we borrowed $195.0 million under our revolving credit facility. Other sources of cash relate primarily to the exercise of share-based compensation, which provided $6.6 million, $21.9 million and $15.0 million for 2007, 2006 and 2005, respectively. The exercise of share-based compensation generated tax benefits of $1.1 million, $2.7 million and $1.8 million in 2007, 2006 and 2005, respectively. Cash used by financing activities related primarily to our purchase of $46.0 million, $67.9 million and $50.0 million of treasury stock during 2007, 2006 and 2005, respectively. In addition, we paid $16.6 million, $14.4 million and $6.1 million in dividends during 2007, 2006 and 2005, respectively.

Stockholders’ Equity

On May 9, 2007, our Board of Directors approved an increase of our current authorization to purchase shares of common stock by an additional 5,000,000 shares to a total of 12,000,000 shares. In 2007, we repurchased 1,620,000 shares of our common stock under this authorization at an average cost of $28.39 per share. As of December 31, 2007, we have repurchased a total of 6,795,000 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,205,000 shares. We suspended the buyback program in the fourth quarter of 2007.

On August 17, 2006, our Board of Directors approved a small stockholder selling/repurchasing program. This program enabled MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to us. We purchased a total of 66,191 shares related to this program, which ended as of December 31, 2006.

During 2007, we paid $16.6 million in dividends on our common stock. Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, we are severely limited in our ability to pay dividends on our common stock. We do not anticipate declaring any dividends on our common stock during 2008.

Off-Balance Sheet Arrangements

The Finance and Investment Committee of the Board of Directors generally approves any transactions and strategies, including any potential off-balance sheet arrangements, which materially affect investment results and cash flows.

Sale of Receivables — Through December 31, 2007, we had an agreement to sell, on an offering basis, undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables were sold to commercial paper conduits (trusts) sponsored by a financial institution and represented a small percentage of the total assets in these conduits. Our rights and obligations were limited to the receivables transferred, and were accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the assets and liabilities associated with these conduits, including our sold receivables, were not recorded or included in our financial statements. The business purpose of this agreement was to accelerate cash flow for investment. The receivables were sold at a discount based upon short-term interest rates. On average we sold receivables totaling $349.9 million during 2007 for a total discount of $20.3 million. At management’s discretion in January 2008, the Company ceased selling its receivables, paid all remaining obligations and terminated the agreement. The termination of the sale of receivables programs is not expected to have a material impact to the Company’s Consolidated Financial Statements or liquidity.

Special Purpose Entities — See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of our special purpose entities.

ENTERPRISE RISK MANAGEMENT

Risk is an inherent part of our business, including interest rate risk, liquidity risk, credit risk, operational risk, regulatory risk and foreign currency exchange risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business.

Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value. The extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability. Management implements policies approved by the Company’s Board of Directors covering our funding activity, investing activity and use of derivatives. During 2007, the Board of Directors had a Finance and Investment Committee, consisting of five independent Board members, which oversaw its investment, capital, credit and foreign currency policies and strategies. The Board’s Finance and Investment Committee receives periodic reports regarding the investment portfolio and results. An Asset/Liability Committee, comprised of senior management, routinely reviews investment and risk management strategies and results. Following is a discussion of the strategies, with forward-looking statements, used by the Company to manage and mitigate interest rate risk, credit risk and foreign currency risk. The analyses used to assess interest rate risk, credit risk and foreign currency risk are not predictions of future events, and actual results may vary significantly due to events in the markets in which we operate and certain other factors as described in the following discussions.

During September 2007, the asset-backed securities market and broader credit markets began to show significant disruption, with a general lack of liquidity in the markets and deterioration in fair value of mortgage-backed securities triggered by concerns surrounding sub-prime mortgages. In response to these concerns, the rating agencies undertook extensive reviews of asset-backed securities, particularly mortgage-backed securities. In November and December 2007, the asset-backed securities and credit markets experienced further substantial deterioration under increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view of all structured investments and the credit market in general. In addition, the rating agencies continued their review of securities, issuing broad rating downgrades based on high levels of assumed future defaults. As the market continued its substantial deterioration, we identified a need for additional capital. Through meetings with potential investors in late December 2007 and early January 2008, it became evident that the Company would need to divest certain investments in connection with any recapitalization to eliminate the risk of any further deterioration in the investment portfolio. The Company commenced a plan in January 2008 to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the investment portfolio.

In December 2007, we completed the review of our Payment Systems segment. As a result of this review, we have begun to restructure our official check business model by reducing the commission structure and exiting certain large customer relationships. In addition, in December 2007, we made the decision to cease selling receivables and subsequently terminated the sale of receivables facility in January 2008.

On March 25, 2008, we completed the Capital Transaction pursuant to which we received a substantial infusion of both equity and debt capital to support the long term needs of the business and to provide necessary capital due to the investment portfolio losses.

The portfolio realignment, Payment Systems strategy and the Capital Transaction have had a significant impact on our business risks, particularly in the areas of credit and interest rate risk. The composition of our investment portfolio changed significantly, as described in Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements. We anticipate during 2008 that more than 95 percent of our investments will be in cash and cash equivalents or securities primarily issued or guaranteed by the U.S. government or a government-backed agency.

Credit Risk

Credit risk represents the potential risk that we may not collect on interest or principal associated with our investments, as well as counterparty risk associated with our derivative financial instruments. We are also exposed to the potential risk that we may not collect on funds received by agents in connection with money transfers and money orders, which are due to be remitted to the Company.

Investments — Our strategy has been to maximize the relative value versus return on each security, sector and collateral class. We used a comprehensive process to manage our credit risk relating to investments, including active credit monitoring and quantitative sector analysis. We also addressed credit risk by investing primarily in investments with ratings of A3/A- or higher or collateralized by federal agency securities, as well as ensuring proper diversification of the portfolio by limiting individual investments to one percent of the total portfolio. Approximately 96 percent of our available for sale investment portfolio at December 31, 2007 consisted of securities with an A- or better rating. For each of our asset-backed securities (with the exception of those backed by U.S. government agency securities), we perform a periodic credit risk assessment under a systematic methodology. The methodology employs a risk driven approach, whereby securities are assigned to risk classes based upon internally defined criteria. The risk classes drive the frequency of the review with investments in the highest risk classes reviewed monthly.

After the realignment of the investment portfolio, we have a significant amount of cash and cash equivalents, primarily comprised of money market funds invested in U.S. government funds. Therefore, our credit risk primarily relates to the concentration of assets in U.S. government and government sponsored entities.

Derivative Financial Instruments — We use derivative financial instruments primarily to manage exposures to fluctuations in interest rates and foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default in payments or otherwise experience credit problems, the value of the derivative financial instruments would decline and adversely impact our earnings. We manage credit risk related to derivative financial instruments by entering into agreements only with major financial institutions and regularly monitoring the credit ratings of these financial institutions.

Agent receivables — Due to the nature of our business, the vast majority of the business of our Global Funds Transfer segment is conducted through independent agents. Our agents receive the proceeds from the sale of our payment instruments and we must then collect these funds from the agents. As a result, we have credit exposure to our agents, which averages approximately $1.4 billion, representing a combination of money orders, money transfers and bill payment proceeds. This credit exposure is spread across over 24,000 agents, of which 12 owe us in excess of $15.0 million each at any one time. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents under certain circumstances. We assess the creditworthiness of each potential agent before accepting it into our distribution network. We actively monitor the credit risk of our agents by conducting periodic comprehensive financial reviews and cash flow analyses of our agents who average high volumes of money order sales. In addition, we frequently take additional steps to minimize agent credit risk, such as requiring owner guarantees, corporate guarantees and other forms of security where appropriate. We monitor remittance patterns versus reported sales by agent on a daily basis. We also utilize software embedded in each point of sale terminal to control both the number and dollar amount of money orders sold. This software also allows us to monitor for suspicious transactions or volumes of sales, assisting in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, we have the ability to remotely disable money order dispensers or transaction devices to prevent agents from issuing money orders or performing money transfers if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing.

Interest Rate Risk

Interest rate risk represents the potential reduction in net investment revenue as a result of fluctuations in market interest rates. Through December 31, 2007, fluctuations in interest rates affected the revenue produced by our investment portfolio, the amount of commissions that we paid to customers in our Payment Systems segment, the net proceeds from our sale of receivables and the amounts that we received under our interest rate derivatives (“swaps”). As a result, our net investment revenue, which is the difference or “spread” between the amount we earn on our investment portfolio and the commissions we pay plus the discount on the sale of receivables, net of the effect of the swaps, was subject to interest rate risk as the components of net investment revenue were not perfectly matched through time and across all possible interest rate scenarios. Interest rate risk was concentrated in our investment portfolio.

Another component of interest rate risk is market risk that arises from fluctuations in interest rates that may result in changes in the values of investments and swaps. Stockholders’ equity can be adversely affected by changing interest rates, as after-tax changes in the fair value of securities classified as available for sale investments and after-tax changes in the fair value of swaps are reflected as increases and decreases to a component of stockholders’ equity.

Historically, we have used a wide range of risk measures and analyses to manage the exposure, including on-going business risk measures and analyses, run-off measures of the existing portfolio and stress test scenarios. The two main evaluators we used were net income at risk and duration gap. Net income at risk is measured using a static and forecasted portfolio under various interest rate shock environments. Duration gap is the estimated gap between our assets and liabilities and summarizes the extent that estimated cash flows are matched over time across various interest rate environments. The third element to our strategy is setting parameters for risk measures to help attain corporate margin objectives. Management developed actions based upon a number of factors that include both net investment revenue at risk and duration gap, as well as current market conditions. Internal indicators were used to determine when the risk profile of our assets should be re-examined. As the risk measures begin to move beyond our internal indicators, we would consider actions to bring them into the preferred ranges, with an emphasis on time horizon and earnings objectives. We use Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis for measuring and analyzing consolidated interest rate risk.

VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon, given a certain level of confidence. We utilize VAR to quantify the potential decline in the fair value of our investment portfolio using a 95 percent confidence level and a one-month time horizon. We use a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes our investment portfolio and interest rate derivative contracts.

The net investment revenue simulation analysis incorporates substantially all of our interest sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period.

After the portfolio realignment, our portfolio is invested primarily in cash and cash equivalents and highly liquid short-term investments. These types of investment have minimal interest rate risk as the yields change with changes in the related interest rate index. We expect to match these floating rate investment yields with commission expense, which is paid to official check financial institution customers based on short-term rates, typically the federal funds rate or LIBOR. Consequently, the interest rate risk we were historically exposed to related to investments and payment service obligations is expected to be negligible going forward. However, we will have some exposure to “basis risk,” which is the difference between the interest rate index of investments (e.g., US treasury rates) and that of the payment service obligations (e.g., LIBOR). In addition, we have $1.4 billion in notional amounts of swaps that convert a portion of the variable rate commissions to fixed rate payments. With the portfolio realignment, we will need to re-evaluate the use of the swaps, including possible termination, to better match our floating rate assets with our floating rate interest-based commission indices. In addition, we will be repricing official check customers to better align the commission paid to the rates earned on the realigned investment portfolio.

We performed our VAR analysis and net investment revenue simulation analysis taking into account the Capital Transaction, the Payments Systems strategy and the portfolio realignment. The VAR is $(8.7) million, given a 95% confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio or swaps over the next month will exceed $(8.7) million. The historical VAR is not meaningful given the portfolio realignment. The results of the net investment revenue simulation analysis are reflected in Table 13, which summarizes the changes to our pre-tax income from continuing operations under various scenarios.

This modeling involves a number of assumptions including prepayments, interest rates and volatility. The VAR model and net investment revenue simulation analyses are risk analysis tools and do not purport to represent actual losses that we will incur. While we believe that these assumptions are reasonable, different assumptions could produce materially different estimates.

Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$(8,705)	$(3,902)	$(1,786)	$1,637	$3,138	$5,968
Percent change	(14.6)%	(6.6)%	(3.0)%	2.8%	5.3%	10.0%

Foreign Currency Exchange Risk

Foreign currency exchange risk represents the potential adverse effect on our earnings from fluctuations in foreign exchange rates affecting certain receivables and payables denominated in foreign currencies. We offer our products and services through a network of agents and financial institutions with locations in over 180 countries. Foreign exchange risk is managed through the structure of our business and certain business processes. We are primarily affected by fluctuations in the U.S. dollar as compared to the Euro as a significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. The foreign currency exposure that does exist is limited by the fact that foreign currency denominated assets and liabilities are generally very short-term in nature. We primarily utilize forward contracts to hedge our exposure to fluctuations in exchange rates. These forward contracts generally have maturities of less than thirty days. Our policy is not to speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies. The forward contracts are recorded on the Consolidated Balance Sheets, and the net effect of changes in exchange rates and the related forward contracts is not significant.

In addition, the operating expenses of our international subsidiaries are denominated in the Euro. In 2007, the Euro strengthened significantly against the U.S. dollar. While the strong Euro benefits the internationally originated revenue in our Consolidated Statement of (Loss) Income, this benefit is significantly offset by the impact on commissions paid and operating expenses incurred in Euros. In 2007, the net impact of fluctuations in the Euro exchange rate on our consolidated net (loss) income was minimal at $3.2 million.

Had the Euro appreciated relative to the U.S. dollar twenty percent over actual exchange rates for 2007, pre-tax operating income would have increased $1.9 million for the year. Had the Euro depreciated twenty percent under actual rates for 2007, pre-tax operating income would have decreased $5.1 million for the year. This sensitivity analysis considers both the impact on translation of our foreign denominated revenue and expense streams and the impact on our hedging program.

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

Fair Value of Investment Securities — The Company holds investment securities classified as trading and available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities, which consist solely of auction rate securities for all periods presented, are recorded at fair value with unrealized gains and losses reported in the Consolidated Statements of (Loss) Income. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded net of tax as a separate component of stockholders’ equity. The fair value of an investment security is the amount that would be received from the sale of the security in an orderly transaction at the measurement date, other than in a forced or liquidation sale. This definition of fair value is commonly referred to as the “exit price” of a security.

The degree of management judgment involved in determining the fair value of an investment is dependent upon the availability of quoted market prices or observable market parameters. Fair value for the majority of our investments is estimated using quoted market prices in active markets, broker-dealer quotes or through the use of industry-standard models that utilize independently sourced market parameters. These independently sourced market parameters are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions for similar securities are executed in the marketplace. Examples of such parameters include, but are not limited to, interest rate yield curves, reported trades, broker or dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

The Company receives prices from an independent pricing service for a majority of our investments. We verify these prices through periodic internal valuations, as well as through comparison to comparable securities, any broker-dealer quotes received and liquidation prices. The independent pricing service will only provide a price for an investment if there is sufficient observable market information to obtain objective pricing. The Company receives prices from an independent pricing service for investments classified as obligations of states and political subdivisions, commercial mortgage-backed securities, residential mortgage-backed securities, U.S. government agencies, corporate debt securities, preferred and common stock and other asset-backed securities with direct exposure to sub-prime mortgages.

For investments that are not actively traded, or for which there is not sufficient observable market information, the Company estimates fair value using broker-dealer quotes when available. When such quotes are not available, and to verify broker-dealer quotes received, the Company estimates fair value using industry-standard pricing models, discount margins for comparable securities adjusted for differences in the Company’s security, risk and liquidity premiums observed in the market place, default rates, prepayment speeds, loss severity and information specific to the underlying collateral to the investment. The Company maximizes the use of market observable information to the extent possible and makes its best estimate of the assumptions that a similar market participant would make. Investments which are primarily valued through the use of broker-dealer quotes or internal valuations include those classified as other asset-backed securities, excluding those with direct exposure to sub-prime mortgages, and certain commercial mortgage-backed securities.

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. In the current market, the most subjective assumptions include the default rate of collateral securities and loss severity, particularly as it relates to the

Company’s other asset-backed securities. Subsequent to December 31, 2007, we sold substantially all of our investments classified as other asset-backed securities. At the date of this filing, we continue to hold investments classified as other asset-backed securities with a fair value of $101.4 million at December 31, 2007. Using the highest and lowest prices received as part of the valuation process described above, the range of fair value for these securities was $84.9 to $152.2 million. At December 31, 2007, $87.8 million, or two percent, of our investment portfolio was valued using internal pricing information. Of this amount, $52.0 million related to investments for which no price was received from the third party pricing service or brokers. Had the Company used the third party price to value the remaining $35.8 million of internally priced securities, the value of these investments would have ranged from $22.5 million to $58.2 million.

Other-Than-Temporary Impairment — Investments with gross unrealized losses at the measurement date are subject to the Company’s process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets and Staff Accounting Bulletin No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. The Company writes down to fair value investments that it deems to be other-than-temporarily impaired through a charge against earnings in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. The Company deems an individual investment to be other-than-temporarily impaired when the underlying reasons for the decline in fair value have made it probable in management’s view that the Company will not receive all of the cash flows contractually stipulated for the investment. The Company regularly monitors its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to the Company’s review process, changes in individual security values and credit risk characteristics are regularly monitored to identify potential impairment indicators.

For all investments, the Company assesses market conditions, macroeconomic factors and industry developments each period to identify any impairment indicators. If an impairment indicator is identified, the Company performs a credit assessment of the impacted investments. In addition, the Company performs a credit assessment for any investment with a rating downgrade during the period. In addition, the Company reviews all investments meeting established thresholds and monitoring criteria to identify investments that have indications of potential impairments or unfavorable trends that could lead to future potential impairments. These thresholds and monitoring criteria include investments: with a fair value significantly less than amortized cost, in an unrealized loss position for more than twelve months, with a rating downgrade from the prior review or with a significant decline in fair value from the prior review.

The Company also performs a periodic credit risk assessment for each of its asset-backed securities under a systematic methodology, with the exception of investments backed by U.S. government agency securities. The methodology employs a risk-driven approach, whereby securities are assigned to risk classes based on internally defined criteria. The risk classes drive the frequency of the review, with investments in the highest risk class reviewed monthly.

In assessing an investment with impairment indicators for other-than-temporary impairment, the Company evaluates the facts and circumstances specific to the investment, including, but not limited to, the following:

•	evaluation of current and future cash flow performance;

•	reason for decline in the fair value of the investment;

•	actual default rates of underlying collateral;

•	subordination available as credit protection on the Company’s investment in a securitized transaction;

•	credit rating downgrades on both the Company’s investment and the underlying collateral to the investment;

•	extent of unrealized loss and the length of time the investment has been in an unrealized loss position;

•	failure of structured investments to meet minimum coverage or collateralization tests;

•	new information regarding the investment or the issuer;

•	deterioration in the market, industry or geographical area relevant to the issuer or underlying collateral; and

•	the Company’s ability and intent to hold the investment for a time sufficient to either receive all contractual cash flows or for the investment to recover to its amortized cost.

As the Company has an available-for-sale investment portfolio and generally does not utilize our portfolio for liquidity purposes, the Company believes that our intent and ability to hold an investment along with the ability of the investment to generate cash flows are the primary factors in assessing whether an investment in an unrealized loss position is other-than-temporarily impaired. If the Company no longer has the intent or ability to hold the investment to maturity or call, and it is probable that the investment will not provide all of its contractual cash flows, then the Company believes an investment in an unrealized loss position is other-than-temporarily impaired. In assessing the Company’s intent and ability, the Company evaluates our needs under regulatory and contractual requirements, changes to our investment strategy and anticipated cash flow needs, including any anticipated customer contract terminations.

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

As of December 31, 2007, MoneyGram had $19.3 million of unrealized losses on derivative financial instruments recorded in “Accumulated other comprehensive loss.” While MoneyGram intends to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions are no longer probable of occurring or did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. MoneyGram does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, requires annual impairment testing of goodwill based on the estimated fair value of MoneyGram’s reporting units. The fair value of MoneyGram’s reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal forecasts and operating plans. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. If the growth rate for the Company’s reporting units with goodwill assigned decreases by 50 basis points from the growth rates used in the 2007 valuation, fair value would be reduced by approximately $21.3 million, assuming all other components of the fair value estimate remain unchanged. If the discount rate for the Company’s reporting units with goodwill assigned increases by 50 basis points from the growth rates used in the 2007 valuation, fair value would be reduced by approximately $18.6 million, assuming all other components of the fair value estimate remain unchanged.

During 2007, we recognized an $6.4 million impairment charge for goodwill as a result of the annual impairment test of the FSMC, Inc. (“FSMC”) reporting unit under our Payment Systems segment. We did not recognize any impairment charges for goodwill during 2006 and 2005. See Note 8 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements for further discussion.

Pension obligations — On December 31, 2006, MoneyGram adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires recognition of the funded status of pension plans in the balance sheet. Unrecognized prior service costs and gains and losses are recorded to “Accumulated other comprehensive loss.”

MoneyGram provides defined benefit pension plan coverage to certain employees of MoneyGram, as well as former employees of Viad and of sold operations of Viad. Pension benefits and the related expense (income) are based upon actuarial assumptions regarding mortality, discount rates, long-term return on assets and other factors.

MoneyGram’s discount rate used in determining future pension obligations is measured on November 30 (“measurement date”) and is based on rates determined by actuarial analysis and management review. Effective January 1, 2008, the measurement date will be changed to December 31 due to the measurement provision of SFAS No. 158. Following are the assumptions used to measure the projected benefit obligation as of December 31, and the net periodic benefit cost for the year ended December 31:

	2007	2006	2005

Net periodic benefit cost:
Discount rate	5.70%	5.90%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	5.75%	5.75%	4.50%
Projected benefit obligation:
Discount rate	6.50%	5.70%	5.90%
Rate of compensation increase	5.75%	5.75%	5.75%

MoneyGram’s pension expense for 2007, 2006 and 2005 was $8.8 million, $9.5 million and $9.4 million, respectively. Pension expense is calculated in part based upon the actuarial assumptions shown above. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities.

The expected return on pension plan assets is based on our historical experience, our pension plan investment strategy and our expectations for long-term rates of return. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are reviewed for reasonableness and appropriateness. Our pension plan investment strategy is reviewed annually and is based upon plan liabilities, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. MoneyGram’s asset allocation at December 31, 2007 consists of approximately 62.8 percent in large capitalization and international equity stock funds, approximately 30.4 percent in fixed income securities, such as global bond funds and corporate obligations, approximately 3.8 percent in a real estate limited partnership interest and approximately 3.0 percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Some of these assumptions require significant management judgment and could have a material impact on the measurement of our pension obligation. Future actual pension income or expense will depend on future investment performance, changes in future rates and various other factors related to the populations participating in MoneyGram’s pension plans. The discount rates used to determine benefit obligation and pension expense are reviewed on an annual basis. Lowering the discount rate by 50 basis points would have increased 2007 pension expense by $0.5 million, while increasing the discount rate by 50 basis points would have decreased 2007 pension expense by $0.7 million.

MoneyGram’s pension assets are primarily invested in marketable securities that have readily determinable current market values. MoneyGram’s investments are rebalanced regularly to stay within the investment guidelines. MoneyGram reviews the expected rate of return in connection with significant changes in the pension asset allocation, the investing strategy or in inflation and interest rates. The actual rate of return on average pension assets in 2007 was 7.1 percent, as compared to the expected rate of return of 8.0 percent. As the expected rate of return is a long-term assumption and the widely accepted capital market principle is that assets with higher volatility generate greater long-term returns, we do not believe that the actual return for one year is significantly different from the expected return used to determine the benefit obligation. Changing the expected rate of return by 50 basis points would have increased/decreased 2007 pension expense by $0.6 million.

Income Taxes — The Company is subject to income taxes in the U.S. and various foreign jurisdictions. Our operations in these different jurisdictions are generally taxed on income before taxes. Income before taxes is adjusted for various differences between tax law and generally accepted accounting principles. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes at the applicable enacted statutory tax rates. Management assesses the likelihood whether net deferred tax assets will be realized based on the weight of available evidence. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in the statement of operations.

The Company adopted the provisions of FIN No. 48, on January 1, 2007. FIN No. 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. Our tax filings for various periods are subject to audit by various tax authorities. The potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties, as applicable.

Prior to the spin-off, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Subsequent to the spin-off, MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad and the continuing business of Viad is referred to as “New Viad.” As part of the spin-off, the Company entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. Although we believe that we have appropriately proportioned such taxes between Viad and us, subsequent adjustments may occur upon filing of amended returns or resolution of audits by various taxing authorities.

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further information on key accounting policies for MoneyGram.

Recent Accounting Developments

Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Annual Report on Form 10-K, including those described below and under Item 1A entitled “Risk Factors,” and in the documents incorporated by reference herein. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

•	Substantial Dividend and Debt Service Obligations. Our substantial dividend and debt service obligations, as well as covenant requirements, adversely impacts our ability to pay dividends, to obtain additional financing and to operate and grow our business.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the Capital Transaction, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilutes the interests of our existing stockholders and gives the Investors control of the Company.

•	Retention of Global Funds Transfer Agents. We may be unable to renew material retail agent customer contracts, or we may experience a loss of business from significant agents or customers.

•	Operation of Payment Systems Segment. We may be unable to operate our Payment Systems segment profitably pursuant to our new official check strategy and portfolio realignment.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines or penalties.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Loss of Key Employees. We may be unable to retain and attract key employees.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital, which may hamper our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and we may invest in new products or services and infrastructure that are not successful.

•	Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or the inability to successfully defend against an intellectual property infringement action could harm our business and prospects.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer transactions through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. If we suffer system interruptions and system failures due to defects in our software, development delays and installation difficulties, or we suffer a material security breach of our systems, our business could be harmed.

•	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

•	Reputational Damage. Inability by us to manage reputational damage to the Company’s brand due to the events leading to the Capital Transaction, as well as fraudulent or other unintended uses of our services could reduce the use and acceptance of our services.

•	New Retail Locations and Acquisitions. Opening new Company-owned retail locations and acquiring businesses subjects us to new risks and may cause a diversion of capital and management’s attention from our core business.

•	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Change in Control Restrictions. An Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change in control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Inability to use Form S-3. We are currently unable to use the short-form registration statement, Form S-3, to register securities with the SEC which could increase the time and resources necessary to raise capital.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission from time to time.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2007, the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2007, has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1: Election of Directors,” “Board of Directors and Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein entitled “Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions (the “Principal Officers”), are subject to our Code of Ethics and our Always Honest policy. Our directors are also subject to our Code of Ethics and our Always Honest policy. These documents are posted on our website at www.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth below. We will disclose any amendments to, or waivers of, our Code of Ethics and our Always Honest Policy for directors or Principal Officers on our website.

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “2007 Director Compensation” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

The following table provides information about our common stock that may be issued as of December 31, 2007 under our 2004 Omnibus Incentive Plan and our 2005 Omnibus Incentive Plan, which are our only existing equity compensation plans. The 2004 Omnibus Incentive Plan was approved by Viad, as our sole stockholder, prior to the spin-off and our 2005 Omnibus Incentive Plan was approved by our stockholders at the annual meeting in May 2005. No further awards can be made pursuant to the 2004 Omnibus Incentive Plan following stockholder approval of the 2005 Omnibus Incentive Plan.

Number of securities
remaining available
	Number of securities	Weighted average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,077,300	$20.63	6,434,391
Equity compensation plans not approved by security holders	—	$—	—

Total	4,077,300	$20.63	6,434,391

(1)	Column (a) does not include any restricted stock awards that have been issued under the 2004 Omnibus Incentive Plan or any stock units granted under any deferred compensation plan. At December 31, 2007, 234,354 shares of restricted stock granted under the 2004 Omnibus Incentive Plan and the 2005 Omnibus Incentive Plan were outstanding.

(2)	Securities remaining available for future issuance under equity compensation plans may be issued in any combination of securities, including options, rights, restricted stock, dividend equivalents and unrestricted stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section entitled “Board of Directors and Governance” under the captions “Director Independence,” “Policy and Procedures Regarding Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

MoneyGram International, Inc. (Registrant)

Date: March 25, 2008	By: /s/ Philip W. Milne Philip W. Milne Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2008.

/s/ Philip W. Milne Philip W. Milne	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Parrin David J. Parrin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jean C. Benson Jean C. Benson	Senior Vice President and Controller (Principal Accounting Officer)

* Monte E. Ford	Director

* Jess Hay	Director

* Judith K. Hofer	Director

* Donald E. Kiernan	Director

* Robert C. Krueger	Director

* Othón Ruiz Montemayor	Director

* Linda Johnson Rice	Director

* Douglas L. Rock	Director

* Albert M. Teplin	Director

* Timothy R. Wallace	Director

/s/ Teresa H. Johnson Teresa H. Johnson *As attorney-in-fact	Executive Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1		Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.2		Bylaws of MoneyGram International, Inc., as amended and restated November 15, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on November 20, 2007).
4.1		Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2		Rights Agreement, dated as of June 30, 2004, between MoneyGram International, Inc. and Wells Fargo Bank, N.A. as Rights Agent (Incorporated by reference from Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.3		First Amendment, dated as of February 11, 2008, to the Rights Agreement, dated as of June 30, 2004, by and between MoneyGram International, Inc. and Wells Fargo Bank, N.A., as Rights Agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 12, 2008).
4.4		Second Amendment, dated March 17, 2008, to the Rights Agreement, dated as of June 30, 2004, by and between MoneyGram International, Inc. and Wells Fargo Bank N.A., as Rights Agent (Incorporated by reference from Exhibit 4.1 to Registrants’ Current Report on Form 8-K filed on March 18, 2008).
4.5		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.6		Form of Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
4.7		Form of Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
4.8		Form of Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.1		Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2		Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005) (no additional grants are made under this plan — see Exhibit 10.4 below).
†10	.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2005).
†10	.5	Form of Amended and Restated Indemnification Agreement between MoneyGram International, Inc. and Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10	.6	MoneyGram International, Inc. Amended and Restated Management and Line of Business Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.7	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

Exhibit
Number		Description

†10	.8	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.9	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.10	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10	.11	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed August 22, 2007).
†10	.12	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.13	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.14	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10	.15	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.16	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.17		$350,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2005, with the lenders named in the agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, and KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
10.18		Amendment No. 2 to Credit Agreement and Waiver, dated as of January 8, 2008, among MoneyGram International, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 14, 2008).
10.19		Amendment No. 3 to Credit Agreement and Waiver, dated January 25, 2008, among MoneyGram International, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.20		$600,000,000 Second Amended and Restated Credit Agreement among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.21		$150,000,000 364-Day Credit Agreement, dated as of November 15, 2007, among MoneyGram International, Inc., the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 20, 2007).
10.22		Amendment No. 1 to Credit Agreement and Waiver, dated as of January 8, 2008, between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed January 14, 2008).
10.23		Amendment No. 2 to Credit Agreement and Waiver, dated January 25, 2008, between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed January 31, 2008).

Exhibit
Number		Description

10.24		Security Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.25		Pledge Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.26		Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.27		Fee Arrangement Letter, dated February 11, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 12, 2008).
10.28		Fee Arrangement Letter, dated February 11, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 12, 2008).
10.29		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.30		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.31		Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.32		Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.33		Form of Registration Rights Agreement by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.34		Form of Exchange and Registration Rights Agreement by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.35		Form of Indenture, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.36		MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.37	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.38	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

Exhibit
Number		Description

†10	.39	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.40	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.41	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.42	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.43	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
†10	.44	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.45	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.46	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.47	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.48	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.49	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.50	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.51	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.52	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement, effective February 15, 2006 (US Version) (Incorporated by reference from Exhibit 10.40 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.53	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.06 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.54	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.55	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

†10	.56	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.57	Employment Agreement, as amended and restated November 5, 2007, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 8, 2007).
†10	.58	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.59	Summary of Compensation for Non-Management Directors (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on February 21, 2007).
10.60		Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.61		First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
10.62		The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
+10	.71	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended.
*21		Subsidiaries of the Registrant
*23		Consent of Deloitte & Touche LLP
*24		Power of Attorney
*31	.1	Section 302 Certification of Chief Executive Officer
*31	.2	Section 302 Certification of Chief Financial Officer
*32	.1	Section 906 Certification of Chief Executive Officer
*32	.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Philip W. Milne	/s/ David J. Parrin
Philip W. Milne Chairman, President and Chief Executive Officer	David J. Parrin Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 25, 2008, expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 25, 2008

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2007	2006

(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	1,552,949	973,931
Receivables, net (substantially restricted)	1,408,220	1,758,682
Trading investments (substantially restricted)	62,105	145,500
Available for sale investments (substantially restricted)	4,187,384	5,690,600
Property and equipment	171,008	148,849
Deferred tax assets	—	11,677
Derivative financial instruments	1,647	24,191
Intangible assets	17,605	15,453
Goodwill	438,839	421,316
Other assets	95,254	85,938

Total assets	$7,935,011	$9,276,137

LIABILITIES
Payment service obligations	$7,762,470	$8,209,789
Debt	345,000	150,000
Derivative financial instruments	30,370	3,490
Pension and other postretirement benefits	85,451	103,947
Deferred tax liabilities	11,459	—
Accounts payable and other liabilities	188,778	139,848

Total liabilities	8,423,528	8,607,074
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	73,077	71,900
Retained (loss) income	(387,479)	723,106
Unearned employee benefits	(3,280)	(17,185)
Accumulated other comprehensive loss	(21,715)	(6,292)
Treasury stock: 5,910,458 and 4,285,783 shares in 2007 and 2006	(150,006)	(103,352)

Total stockholders’ (deficit) equity	(488,517)	669,063

Total liabilities and stockholders’ (deficit) equity	$7,935,011	$9,276,137

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$949,059	$766,881	$606,956
Investment revenue	398,234	395,489	367,989
Net securities losses	(1,189,756)	(2,811)	(3,709)

Total revenue	157,537	1,159,559	971,236
Fee commissions expense	410,301	314,418	231,209
Investment commissions expense	253,607	249,241	239,263

Total commissions expense	663,908	563,659	470,472

Net (losses) revenue	(506,371)	595,900	500,764

EXPENSES
Compensation and benefits	188,092	172,264	132,715
Transaction and operations support	191,066	164,122	150,038
Depreciation and amortization	51,979	38,978	32,465
Occupancy, equipment and supplies	44,704	35,835	31,562
Interest expense	11,055	7,928	7,608

Total expenses	486,896	419,127	354,388

(Loss) income from continuing operations before income taxes	(993,267)	176,773	146,376
Income tax expense	78,481	52,719	34,170

(Loss) income from continuing operations	(1,071,748)	124,054	112,206
(Loss) income from discontinued operations, net of tax	(249)	—	740

NET (LOSS) INCOME	$(1,071,997)	$124,054	$112,946

BASIC (LOSS) EARNINGS PER SHARE
(Loss) income from continuing operations	$(12.94)	$1.47	$1.32
(Loss) income from discontinued operations, net of tax	—	—	0.01

(Loss) earnings per common share	$(12.94)	$1.47	$1.33

Average outstanding common shares	82,818	84,294	84,675

DILUTED (LOSS) EARNINGS PER SHARE
(Loss) income from continuing operations	$(12.94)	$1.45	$1.30
(Loss) income from discontinued operations, net of tax	—	—	0.01

(Loss) earnings per common share	$(12.94)	$1.45	$1.31

Average outstanding and potentially dilutive common shares	82,818	85,818	85,970

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

NET (LOSS) INCOME	$(1,071,997)	$124,054	$112,946
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains (losses) on available-for-sale securities:
Net holding losses arising during the period, net of tax benefit of ($450,999), ($9,453) and ($38,710)	(735,838)	(15,423)	(63,159)
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $452,107, $1,068 and 1,409	737,649	1,742	2,299

	1,811	(13,681)	(60,860)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($14,299), $4,788 and $47,488	(23,333)	7,812	77,481
Reclassification adjustment for net unrealized gains included in net income, net of tax expense of ($4,510), ($6,201) and ($15,815)	(7,357)	(10,118)	(25,803)

	(30,690)	(2,306)	51,678

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $72	117	—	—
Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $1,668	2,649	—	—
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $9,152	14,372	—	—
Minimum pension liability adjustment, net of tax expense (benefit) of $2,021 and ($342)	—	3,297	(557)
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(2,257), $2,326 and ($2,530)	(3,682)	3,794	(4,127)

Other comprehensive (loss)	(15,423)	(8,896)	(13,866)

COMPREHENSIVE (LOSS) INCOME	$(1,087,420)	$115,158	$99,080

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2007	2006	2005

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,071,997)	$124,054	$112,946
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net loss (earnings) from discontinued operations	249	—	(740)
Depreciation and amortization	51,979	38,978	32,465
Investment impairment charges	1,193,210	5,238	6,552
Provision for deferred income taxes	37,637	33,155	2,880
Net gain on sale of investments	(3,649)	(2,427)	(2,844)
Net amortization of investment premiums and discounts	(15,752)	(8,208)	7,645
Asset impairments and adjustments	7,205	893	—
Provision for uncollectible receivables	8,532	3,931	12,935
Non-cash compensation and pension expense	14,177	6,600	3,780
Other non-cash items, net	(1,881)	(3,549)	(10,194)
Changes in foreign currency translation adjustments	(3,682)	3,795	(4,127)
Change in other assets	5,401	(10,573)	(3,201)
Change in accounts payable and other liabilities	7,984	(25,348)	23,127

Total adjustments	1,301,410	42,485	68,278
Change in cash and cash equivalents (substantially restricted)	(563,779)	(261,725)	(84,817)
Change in trading investments, net (substantially restricted)	83,200	22,200	153,100
Change in receivables, net (substantially restricted)	342,681	(335,509)	(666,282)
Change in payment service obligations	(447,319)	38,489	518,728

Net cash (used in) provided by continuing operating activities	(355,804)	(370,006)	101,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	321,693	425,236	486,905
Proceeds from maturities of investments classified as available-for-sale	755,921	798,224	978,554
Purchases of investments classified as available-for-sale	(758,898)	(707,452)	(1,471,558)
Purchases of property and equipment	(70,457)	(81,033)	(47,359)
Cash paid for acquisitions and divestitures	(29,212)	(7,311)	(8,535)
Other investing activities	—	—	(700)

Net cash provided by (used in) investing activities	219,047	427,664	(62,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolver	195,000	—	—
Proceeds and tax benefit from exercise of stock options	7,674	24,643	16,798
Purchase of treasury stock	(45,992)	(67,856)	(50,000)
Cash dividends paid	(16,625)	(14,445)	(6,058)

Net cash provided by (used in) financing activities	140,057	(57,658)	(39,260)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	—
Investing cash flows	(3,300)	—	—
Financing cash flows	—	—	—

Net cash used in discontinued operations	(3,300)	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Unearned	Accumulated
			Retained	Employee	Other	Common
	Common	Additional	(Loss)	Benefits	Comprehensive	Stock in
(Amounts in thousands, except share data)	Stock	Capital	Income	and Other	(Loss) Income	Treasury	Total

December 31, 2004	$886	$79,833	$506,609	$(31,037)	$25,691	$(16,791)	$565,191
Net income			112,946				112,946
Dividends ($0.07 per share)			(6,058)				(6,058)
Employee benefit plans		205		5,636		10,075	15,916
Treasury shares acquired						(50,000)	(50,000)
Unrealized foreign currency translation adjustment					(4,127)		(4,127)
Unrealized loss on available-for-sale securities					(60,860)		(60,860)
Unrealized gain on derivative financial instruments					51,678		51,678
Minimum pension liability					(557)		(557)

December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income			124,054				124,054
Dividends ($0.17 per share)			(14,445)				(14,445)
Employee benefit plans		(8,138)		8,216		21,220	21,298
Treasury shares acquired						(67,856)	(67,856)
Unrealized foreign currency translation adjustment					3,794		3,794
Unrealized loss on available-for-sale securities					(13,681)		(13,681)
Unrealized loss on derivative financial instruments					(2,306)		(2,306)
Minimum pension liability					3,297		3,297
Adjustment to initially apply FASB Statement No. 158					(9,221)		(9,221)

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net loss			(1,071,997)				(1,071,997)
Dividends ($0.20 per share)			(16,625)				(16,625)
Employee benefit plans		1,177		13,905		(662)	14,420
Treasury shares acquired						(45,992)	(45,992)
Unrealized foreign currency translation adjustment					(3,682)		(3,682)
Unrealized gain on available-for-sale securities					1,811		1,811
Unrealized loss on derivative financial instruments					(30,690)		(30,690)
Amortization of prior service cost for pension and postretirement benefits, net of tax					117		117
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,649		2,649
Valuation adjustment for pension and postretirement benefit plans, net of tax					14,372		14,372

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

MoneyGram International, Inc. (“MoneyGram”) offers products and services under its two operating segments, Global Funds Transfer and Payment Systems. The Global Funds Transfer segment provides global money transfer services, money orders and bill payment services to consumers through a network of agents. The Payment Systems segment provides financial institutions with payment processing services, primarily official check outsourcing services and money orders for sale to their customers and processes controlled disbursements.

MoneyGram has offices in six states in the United States, seven countries in Europe, six countries in Asia, two countries in Africa and in Australia. The Company’s headquarters are located in Minneapolis, Minnesota, U.S.A.

MoneyGram International, Inc. (“MoneyGram”) was incorporated on December 18, 2003 in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin-off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders (the “spin-off”). On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Stockholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date of June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc., a wholly owned subsidiary of MoneyGram (“MPSI”), with MPSI remaining as the surviving corporation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

Capital Transaction — During September 2007, the asset-backed securities market and broader credit markets began to show significant disruption, with a general lack of liquidity in the markets and deterioration in fair value of mortgage-backed securities triggered by concerns surrounding sub-prime mortgages. In response to these concerns, the rating agencies undertook extensive reviews of asset-backed securities, particularly mortgage-backed securities. In November and December 2007, the asset-backed securities and credit markets experienced further substantial deterioration under increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view of all structured investments and the credit market in general. In addition, the rating agencies continued their review of securities, issuing broad rating downgrades based on high levels of assumed future defaults. Under the terms of certain of the Company’s asset-backed securities, ratings downgrades of collateral securities can reduce the cash flows to all but the most senior investors even if there have been no actual losses incurred by the collateral securities. In December 2007, the Company began to experience adverse changes to the cash flows from some of its asset-backed investments as a result of the accumulating rating downgrades of collateral securities. As the market continued its substantial deterioration, the Company identified a need for additional capital. Through meetings with potential investors in late December 2007 and early January 2008, it became evident that the Company would need to divest certain investments in connection with any recapitalization to eliminate the risk of any further deterioration in the investment portfolio. The Company commenced a plan in January 2008 to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the investment portfolio. As a result of these developments, the Company recognized $1.2 billion of other-than-temporary impairments in December 2007.

On March 25, 2008, the Company completed a recapitalization transaction pursuant to which the Company received a substantial infusion of both equity and debt capital (the “Capital Transaction”). See Note 18 — Subsequent Events for further discussion of the Capital Transaction.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Balance

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheets are unclassified due to the short-term nature of the settlement obligations, contrasted with the ability to invest cash awaiting settlement in long-term investment securities.

Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Inter-company profits, transactions and account balances have been eliminated in consolidation.

Consolidation of Special Purpose Entities — The Company participates in various trust arrangements (special purpose entities) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. The Company has determined that these special purpose entities (“SPE”) meet the definition of a variable interest entity under Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, and must be included in our Consolidated Financial Statements. Working in cooperation with certain financial institutions, the Company has established separate consolidated entities (SPEs) and processes that provide these financial institutions with additional assurance of our ability to clear their official checks. These processes include maintenance of specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. The Company remains liable to satisfy the obligations, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” Under certain limited circumstances, clients have the right to either demand liquidation of the segregated assets or to replace us as the administrator of the SPE. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution clients. While an orderly liquidation of assets would be required, any of these actions by a client could nonetheless diminish the value of the total investment portfolio, decrease earnings and result in loss of the client or other customers or prospects. The Company offers the SPE to certain financial institution clients as a benefit unique in the payment services industry.

Certain structured investments owned by the Company represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, the Company owns a percentage of the beneficial interests which results in the Company absorbing a majority of the expected losses. Therefore, the Company consolidates these trusts by recording and accounting for the assets of the trust separately in the Consolidated Financial Statements.

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

Cash and Cash Equivalents, Receivables and Investments — The Company generates funds from the sale of money orders, official checks (including cashier’s checks, teller checks and agent checks) and other payment instruments, all of which are classified as “Payment service obligations” in the Consolidated Balance Sheets. The proceeds are invested in cash and cash equivalents and investments until needed to satisfy the liability to pay the face amount of the payment service obligations upon presentment.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents (substantially restricted) — The Company considers cash on hand and all highly liquid debt instruments purchased with original maturities of three months or less, which the Company does not intend to rollover, to be cash and cash equivalents.

Receivables, net (substantially restricted) — The Company has receivables due from financial institutions and agents for payment instruments sold. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible.

The Company sells an undivided percentage ownership interest in certain of these receivables, primarily receivables from our money order agents. The sale is recorded in accordance with SFAS No. 140. Upon sale, the Company removes the sold agent receivables from the Consolidated Balance Sheets as the Company has surrendered control over those receivables.

Investments (substantially restricted) — The Company’s available-for-sale investments consist primarily of mortgage-backed securities, other asset-backed securities, state and municipal government obligations and corporate debt securities. Trading investments consist of auction rate securities. Investments are held in custody with major financial institutions.

The Company classifies securities as trading or available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statements of (Loss) Income. Securities held for indefinite periods of time, including those securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as securities available-for-sale. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ equity. The Company has no securities classified as held-to-maturity.

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

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115, EITF Issue No. 99-20 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on a security by security basis. The Company considers a wide range of factors about the security and we use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. If a security is deemed to not be impaired under EITF Issue No. 99-20, it is further analyzed under SFAS No. 115. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Any impairment charges are included in the Consolidated Statements of (Loss) Income under “Net securities gains and losses.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially Restricted — The Company is regulated by various state agencies which generally require the Company to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligation (“PSO”) for those regulated payment instruments, namely teller checks, agent checks, money orders, and money transfers. The regulatory requirements are similar to, but less restrictive than, the Company’s unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than the Company’s PSO as disclosed in the Consolidated Balance Sheets because the Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and/or Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations; nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

Regulatory requirements also require MPSI, the licensed entity and wholly-owned operating subsidiary of the Company, to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth. As of December 31, 2007, the Company was in compliance with state regulatory requirements, with the exception of the requirement of one state to maintain positive tangible net worth. As of December 31, 2007, the Company had excess assets over the states’ payment service obligations (“cushion”) under our most restrictive state of $157.9 million. All other states had substantially higher cushions at December 31, 2007. Subsequent to December 31, 2007, the Company was out of compliance with certain other state regulatory requirements. The Company has not received notice of any enforcement actions contemplated by the regulators, but the regulators reserve the right to take action in the future and could impose fines and penalties related to the compliance failure. With the completion of the Capital Transaction, as of March 25, 2008, the Company was in compliance with all regulatory requirements for all states.

The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at December 31. The Company had a shortfall in its unrestricted assets at December 31, 2007 due to the decline in the fair value of its investment portfolio.

(Amounts in thousands)	2007	2006

Cash and cash equivalents (substantially restricted)	$1,552,949	$973,931
Receivables, net (substantially restricted)	1,408,220	1,758,682
Trading investments (substantially restricted)	62,105	145,500
Available for sale investments (substantially restricted)	4,187,384	5,690,600

	7,210,658	8,568,713
Amounts restricted to cover payment service obligations	(7,762,470)	(8,209,789)

(Shortfall) excess in unrestricted assets	$(551,812)	$358,924

See Note 18 — Subsequent Events for the impact of the Capital Transaction on the Company’s unrestricted assets measure.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments — The Company recognizes derivative instruments as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation.

For a derivative instrument designated as a fair value hedge, the Company recognizes the gain or loss in earnings in the period of change, together with the offsetting loss or gain on the hedged item. For a derivative instrument designated as a cash flow hedge, the Company initially reports the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive (loss) income” in the Consolidated Statements of Stockholders’ (Deficit) Equity and subsequently reclassify the net gain or loss into earnings when the hedged exposure affects earnings. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item.

The Company evaluates hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Derivatives designated as fair value hedges are generally evaluated for effectiveness using the short-cut method. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities gains and losses” component in the Consolidated Statements of (Loss) Income. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of (Loss) Income.

Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative instruments for trading or speculative purposes and limits exposure to individual counterparties to manage credit risk.

Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, receivables, payment service obligations, accounts payable and debt. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair value due to the short-term nature of these instruments. The carrying values of debt approximate fair value as interest related to the debt is variable rate. The fair value of investments and derivatives is generally based on quoted market prices. However, certain investment securities are not readily marketable. The fair value of these investments is the amount that would be received from the sale of the security in an orderly transaction at the measurement date, other than a forced or liquidation sale. This definition of fair value is commonly referred to as the “exit price” of a security. The degree of management judgment involved in determining the fair value of an investment is dependent upon the availability of quoted market prices or observable market parameters. Fair value for the majority of our investments is estimated using quoted market prices in active markets, broker-dealer quotes or through the use of industry-standard models that utilize independently sourced market parameters. These independently sourced market parameters are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions for similar securities are executed in the marketplace. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts of these investments.

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

(Amounts in thousands)	2007	2006	2005

Beginning balance at January 1,	$6,824	$13,819	$7,930
Charged to expense	8,532	$3,931	$12,935
Write-offs, net of recoveries	(7,337)	$(10,926)	$(7,046)

Ending balance at December 31,	$8,019	$6,824	$13,819

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, and signs and is stated at cost, net of accumulated depreciation. The Company does not own any buildings. Property and equipment is depreciated using a straight-line method over the lesser of assets’ estimated useful lives or lease term. Estimated useful lives by major asset category are generally as follows:

Agent field equipment	3 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	Lesser of 5 years or software license/remaining useful life
Leasehold improvements	Lesser of the lease term or 10 years
Office furniture and equipment	Lesser of the lease term or 7 years
Signage	3 years

The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements and the resulting gain or loss, if any, is recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of (Loss) Income.

For the years ended December 31, 2007 and 2006, software development costs of $12.5 million and $14.8 million, respectively, were capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2007 and 2006, there is $38.5 million and $39.9 million, respectively, of unamortized software development costs included in property and equipment.

Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the useful life of the leasehold improvement or the term of the lease. See Note 14 — Commitments and Contingencies for further discussion.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives. The useful lives of intangibles assets are as follows:

Customer lists	primarily 9-15 years
Patents	15 years
Noncompetition agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

Goodwill is tested for impairment using a fair-value based approach. The Company assesses goodwill at the reporting unit level, which is determined to be the lowest level at which management reviews cash flows for a business. Goodwill, which is generated solely through acquisitions, is allocated to the reporting unit in which the acquired business operates. The carrying value of the reporting unit is compared to its estimated fair value; any excess of carrying value over fair value is deemed to be an impairment. Intangible, and other long-lived, assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value. For all periods presented, substantially all of the Company’s goodwill is allocated to the Money Transfer reporting unit. The impairment tests are performed for goodwill in November of each fiscal year, as well as when an impairment indicator is identified.

Payments on Long-Term Contracts — We make incentive payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments are generally required to be refunded pro rata in the event of nonperformance or cancellation by the customer. Payments are capitalized and amortized over the life of the related agent or financial institution contracts as management is satisfied that such costs are recoverable through future operations, minimums, penalties or refunds in case of early termination. Amortization of payments on long-term contracts is recorded in “Fees commission expense” in the Consolidated Statements of (Loss) Income. The carrying values of these incentive payments are reviewed whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Income Taxes — Prior to the Distribution, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of (Loss) Income. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN No. 48 is reported as an adjustment to the opening balance of retained income. As a result of the implementation of FIN No. 48, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income. The $29.6 million increase in the liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of (Loss) Income.

Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ equity.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of (Loss) Income.

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and its investing activity. A description of these revenues and recognition policies is as follows:

•	Fee and other revenues primarily consist of transaction fees, foreign exchange revenue and other revenue.

–	Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders and bill payment services. The money transfer transaction fees are fixed fees per transaction that may vary based upon the face value of the amount of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

–	Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

–	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or billed.

•	Investment revenue is derived from the investment of funds generated from the sale of official checks, money orders and other payment instruments and consists of interest income, dividend income and amortization of premiums and discounts. These funds are available for investment until the items are presented for payment. Interest and dividends are recognized as earned. Premiums and discounts on investments are amortized using a straight-line method over the life of the investment.

•	Securities gains and losses are recognized upon the sale of securities using the specific identification method to determine the cost basis of securities sold. Impairments are recognized in the period the security is deemed to be other-than-temporarily impaired.

Fee Commissions Expense — The Company pays fee commissions to third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission. The commission amount is generally based on a percentage of the fee charged to the customer. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Fee commissions also include the amortization of the capitalized incentive payments to agents.

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

Marketing & Advertising Expense — Marketing, and advertising costs are expensed as incurred or at the time the advertising first takes place. Marketing and advertising expense was $56.5 million, $53.4 million and $38.3 million for 2007, 2006 and 2005, respectively.

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

(Amounts in thousands)	2007	2006	2005

Basic common shares outstanding	82,818	84,294	84,675
Incremental shares from stock-based compensation plans	—	1,524	1,295

Diluted common shares outstanding	82,818	85,818	85,970

Stock options and other excluded from the computation	1,744	2	403

Stock options and other dilutive instruments are excluded from the dilutive computation either because the Company had a net loss for the period or because the exercise prices of these instruments were greater than the average market price of the common stock for the period, both of which would have had an anti-dilutive effect on earnings per share.

Stock Based Compensation — Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under SFAS No. 123R, all share-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Expense is recognized using the straight-line method.

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

Recent Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits companies to measure any hybrid instrument in its entirety at fair value. Changes in fair value are recorded in income. Previously, hybrid instruments were required to be separated into two instruments, a derivative and host. Generally, the derivative instrument was recorded at fair value. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. SFAS No. 155 also requires that beneficial interests in securitized financial assets be evaluated for freestanding or embedded derivatives. The Company adopted SFAS No. 155 on January 1, 2007 with no material impact to its Consolidated Financial Statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an entity’s tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. As discussed in Note 10 — Income Taxes, the Company adopted FIN No. 48 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS No. 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three broad categories. The Company adopted SFAS No. 157 on January 1, 2008 with no material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. SFAS No. 158 requires the recognition of the funded status of a pension or postretirement plan in the balance sheet as an asset or liability. Unrecognized prior service cost and gains and losses are recorded to “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. SFAS No. 158 does not change previous guidance for income statement recognition. The standard requires the plan assets and benefit obligations to be measured as of the annual balance sheet date of the Company. Prospective application of SFAS No. 158 is required. The Company adopted the recognition and disclosure provisions of SFAS No. 158 at December 31, 2006. The change in measurement date is effective for the Company’s 2008 year-end. As of January 1, 2008, the Company adopted the change in measurement date using the transition method of measuring its plan assets and benefit obligations as of January 1, 2008. Net periodic benefit costs for the period from our current measurement date of November 30, 2007 through January 1, 2008 will be recognized as a separate adjustment to retained earnings, net of tax, and changes in the fair value of our plan assets and benefit obligations for this period will be recognized as other comprehensive (loss) income in 2008.

In January 2007, the FASB issued SFAS No. 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (“DIG B40”), which relates to SFAS No. 155. SFAS No. 155 requires the evaluation of interest in securitized financial assets to identify interests that are derivatives. DIG B40 provides the circumstances in which a securitized interest in prepayable financial assets would not be subject to the SFAS No. 155 requirement. The Company adopted DIG B40 on January 1, 2007 with no material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. The Company adopted SFAS No. 159 on January 1, 2008 with no material impact on its Consolidated Financial Statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FIN No. 48 requires a tax position be measured or recognized based upon the outcomes that could be realized upon “ultimate settlement” with a tax authority. FSP FIN No. 48-1 amends FIN No. 48 to clarify when a tax position is effectively settled upon examination by a taxing authority. The Company adopted FSP FIN No. 48-1 as of January 1, 2007 with no material impact to its Consolidated Financial Statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. SOP 07-1 provides specific guidance for determining whether an entity meets the definition of an investment company and should follow the AICPA Audit Accounting Guide, Investment Companies (the “Guide”). Entities that meet the definition of an investment Company must apply the provisions of the Guide, which includes a requirement to carry investments at fair value. The effective date of SOP 07-1 has been indefinitely deferred.

In June 2007, the EITF approved Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123R. The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF Issue No. 06-11 will be adopted prospectively for the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company as of January 1, 2008. The Company is currently evaluating the impact of EITF Issue No. 06-11 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R changes how business combinations are accounted for and disclosed. The adoption of the requirements of SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008 and may not be early adopted. SFAS No. 141R will impact financial statements at the acquisition date and in subsequent periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary. The adoption of the requirements of SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and may not be early adopted. The Company is currently evaluating the impact of SFAS No. 160 on its Consolidated Financial Statements.

Note 3 —	Acquisitions and Discontinued Operations

PropertyBridge, Inc. — On October 1, 2007, the Company acquired PropertyBridge, Inc. (“PropertyBridge”) for $28.1 million, plus a potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008. PropertyBridge is a provider of electronic payment processing services for the real estate management industry. PropertyBridge offers a complete solution to the resident payment cycle, including the ability to electronically accept deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge is a component of the Company’s Global Funds Transfer segment.

In 2007, the Company finalized its purchase price allocation, which included goodwill of $24.1 million, purchased intangible assets of $6.0 million, consisting primarily of customer lists, developed technology and a noncompetition agreement. The intangible assets will be amortized over useful lives ranging from three to fifteen years. Goodwill was assigned to the Company’s Global Funds Transfer segment. The acquisition cost includes $0.2 million of transaction costs.

The operating results of PropertyBridge subsequent to October 1, 2007 are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), the Company’s former super agent in Italy, for $15.0 million. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, S.r.l., a wholly-owned subsidiary, to operate the former Money Express agent network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.

In 2007, the Company finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill. Purchased intangible assets of $7.7 million, consisting primarily of customer lists and a noncompetition agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment. The acquisition cost includes $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities.

The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACH Commerce — The Company purchased ACH Commerce, LLC (“ACH Commerce”) in April 2005 for $8.5 million, of which $1.1 million was to be paid upon the second anniversary of the acquisition. Based on the terms of the acquisition agreement, the Company paid this amount during the second quarter of 2007.

Game Financial Corporation — In 2005, the Company recorded a gain of $0.7 million (net of tax) due to the partial resolution of contingencies relating to the sale of Game Financial Corporation (“Game Financial”), which was completed in 2004. During 2007, the Company paid $3.3 million in connection with the settlement of a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial with one casino. The Company recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007, representing the recognition of a deferred tax asset valuation allowance, partially offset by the reversal of the remaining liability.

Note 4 —	Investments (Substantially Restricted)

At December 31, 2007 and 2006, no investments were classified as held-to-maturity. Trading investments have contractual maturities in the year 2049, with auction dates typically 28 days after the date the Company purchases the security. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31, 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$574,124	$23,255	$—	$597,379
Commercial mortgage-backed securities	250,726	3,097	—	253,823
Residential mortgage-backed securities	1,409,489	4,633	(2,170)	1,411,952
Other asset-backed securities	1,308,699	9,543	—	1,318,242
U.S. government agencies	373,173	1,768	(88)	374,853
Corporate debt securities	215,795	2,572	—	218,367
Preferred and common stock	12,768	—	—	12,768

Total	$4,144,774	$44,868	$(2,258)	$4,187,384

The amortized cost and fair value of available-for-sale investments are as follows at December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Obligations of states and political subdivisions	$765,525	$25,006	$(490)	$790,041
Commercial mortgage-backed securities	585,611	6,659	(2,148)	590,122
Residential mortgage-backed securities	1,623,220	3,876	(23,219)	1,603,877
Other asset-backed securities	1,992,164	36,920	(7,839)	2,021,245
U.S. government agencies	342,749	2,564	(6,589)	338,724
Corporate debt securities	311,465	7,745	(470)	318,740
Preferred and common stock	30,175	13	(2,337)	27,851

Total	$5,650,909	$82,783	$(43,092)	$5,690,600

Investment Ratings:  In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P. Securities issued or backed by

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB.

During the second half of 2007, the rating agencies undertook extensive reviews of the credit ratings of all securities, particularly asset-backed securities. From September 30, 2007 through December 31, 2007, 123 securities held by the Company were downgraded by one or more rating agencies, with the majority of the downgrades occurring in November and December 2007. These downgrades primarily related to securities classified by the Company as “Other asset-backed securities.” The actions of the rating agencies also significantly impacted the collateral securities underlying asset-backed securities held by the Company. From January 1 through March 19, 2008, 66 securities classified by the Company primarily as “Obligations of states and political subdivisions” and “Other asset-backed securities” were downgraded. The rating agencies are continuing to review the credit ratings of securities. At December 31, the Company’s investment portfolio consisted of the following ratings:

	2007			2006
	Number of	Fair	% of Total	Number of	Fair	% of Total
(Amounts in thousands)	Securities	Value	Portfolio	Securities	Value	Portfolio

AAA, including U.S. agencies	287	$2,410,548	58%	324	$2,999,500	53%
AA	172	944,804	22%	173	1,233,254	22%
A	134	668,120	16%	141	1,206,583	21%
BBB	11	41,701	1%	10	58,009	1%
Below investment grade	66	122,211	3%	56	193,254	3%

Total	670	$4,187,384	100%	704	$5,690,600	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have been reduced by $32.2 million and $15.4 million as of December 31, 2007 and 2006, respectively.

Contractual Maturities:  The amortized cost and fair value of available-for-sale securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

In one year or less	$7,645	$7,716
After one year through five years	491,066	501,520
After five years through ten years	482,069	497,084
After ten years	182,312	184,280
Mortgage-backed and other asset-backed securities	2,968,914	2,984,016
Preferred and common stock	12,768	12,768

Total	$4,144,774	$4,187,384

Gains and Losses and Other-Than-Temporary Impairments:  At December 31, 2007 and 2006, net unrealized gains of $42.6 million ($26.4 million net of tax) and $39.7 million ($24.6 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During 2007, 2006 and 2005, losses of $737.6 million, $1.7 million and $2.3 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale of the underlying securities and other-than-temporary impairments recognized during the year.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows for the year ended December 31:

(Amounts in thousands)	2007	2006	2005

Gross realized gains	$5,611	$5,080	$7,378
Gross realized losses	(2,157)	(2,653)	(4,535)
Other-than-temporary impairments	(1,193,210)	(5,238)	(6,552)

Net securities losses	$(1,189,756)	$(2,811)	$(3,709)

Through September 30, 2007, the Company recognized $6.1 million of other-than-temporary impairments due to adverse changes in cash flows resulting from rating downgrades on the collateral securities underlying the Company’s investment, as well as widening spreads in the commercial paper market.

In late November and December 2007, the asset-backed securities and credit markets experienced substantial deterioration due to increasing concerns over defaults on mortgages and debt in general, as well as an increasingly negative view towards all structured investments and the credit market in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, as well as assume higher rates of defaults than previously anticipated. As a result, the fair value for asset-backed securities in general substantially declined from the September and October 2007 levels. In addition, the rating agencies continued their review of securities, issuing broad rating downgrades based on high levels of assumed future defaults. Under the terms of most asset-backed securities, ratings downgrades of collateral securities can reduce the cash flows to all but the most senior investors even if there have been no actual losses incurred by the collateral securities. Based on these developments, the Company believes that it is probable that actual losses would have been incurred by many of its asset-backed securities in the future. However, the Company believes that the impact of broad rating downgrades combined with the uncertainty in the marketplace caused these losses to accelerate and be higher than what may ultimately be realized by the underlying collateral securities.

In connection with the Capital Transaction described in Note 1 — Description of the Business and Note 18 — Subsequent Events, the Company commenced a plan in January 2008 to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the investment portfolio. Based on these developments, the Company determined that it no longer had the intent to hold substantially all of its investments classified as “Obligations of states and political subdivisions,” “Commercial mortgage-backed securities,” “Residential mortgage-backed securities,” “Other asset-backed securities,” “Corporate debt securities” and “Preferred and common stock.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of these developments, the Company recognized $1.2 billion of other-than-temporary impairments in December 2007 as shown below:

(Amounts in thousands)

Other asset-backed securities
Direct exposure to sub-prime	$(76,282)
Indirect exposure to sub-prime — high grade	(170,386)
Indirect exposure to sub-prime — mezzanine	(393,137)
Other	(401,766)

Total other asset-backed securities	(1,041,571)

Obligations of states and political subdivisions	(115)
Commercial mortgage-backed securities	(93,257)
Residential mortgage-backed securities	(38,751)
U.S. government agencies	—
Corporate debt securities	(5,989)
Preferred and common stock	(7,404)

Total	$(1,187,087)

Impairments in 2006 related to investments backed by automobile, aircraft, manufactured housing, bank loans and insurance securities collateral. Impairments in 2005 related primarily to investments backed by aircraft and manufactured housing collateral.

Exposure to Sub-prime Mortgages:  The Company holds securities classified in “Other asset-backed securities” that are collateralized by sub-prime mortgages. At December 31, 2007, $273.0 million, or less than 7 percent of the fair value of the Company’s $4,187.4 million investment portfolio, had direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings. In considering securities collateralized by sub-prime mortgages, it is important to note the vintage, or year of origination, of the mortgages as the industry loss experience in pre-2006 vintages appears to be much lower than the 2006 and 2007 vintages. Of the Company’s $273.0 million direct exposure to sub-prime mortgages, $247.5 million relates to sub-prime mortgages originated prior to 2006. Following is the fair value of securities collateralized by sub-prime mortgages at December 31, 2007 by vintage (based on the original security issuance date) and rating:

Direct exposure to subprime mortgages

	Vintage						Percent
					2003 and		of Total
(Amounts in thousands)	2007	2006	2005	2004	Earlier	Total	Portfolio

AAA, including U.S. agencies			$10,169		$29,928	$40,097	0.9%
AA	$3,025	$16,347	17,089	$35,078	49,404	120,943	2.9%
A		6,194	14,880	72,559	14,317	107,950	2.6%
BBB			3,199			3,199	0.1%
Below investment grade			136	704		840	0.0%

Total	$3,025	$22,541	$45,473	$108,341	$93,649	$273,029	6.5%

Vintage as a percent of total direct exposure	1%	8%	17%	40%	34%	100%

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, “Other asset-backed securities” with a fair value of $1,318.2 million had gross unrealized gains of $9.5 million, which includes gross unrealized gains of less than $0.1 million for securities with direct exposure to sub-prime mortgages as collateral. These unrealized gains are included in the Consolidated Balance Sheet in “Accumulated other comprehensive loss.”

The Company also holds collateralized debt obligations (“CDOs”) in its “Other asset-backed securities” which are backed by diversified collateral pools that may include sub-prime mortgages of various vintages. Following is the fair value of CDOs with indirect sub-prime mortgage exposure by CDO type and rating. The Company defines high grade CDOs as those having collateral with an A- or better average rating at purchase, while mezzanine asset-backed CDOs are defined as those having collateral with a BBB/BBB- average rating at purchase.

Indirect exposure to subprime mortgages

				Percent
	High			of Total
(Amounts in thousands)	Grade	Mezzanine	Total	Portfolio

AAA, including U.S. agencies	$2,045	$6,548	$8,593	0.2%
AA	7,353	13,622	20,975	0.5%
A	7,700	20,112	27,812	0.7%
BBB		3,325	3,325	0.1%
Below investment grade	777	10,839	11,616	0.3%

Total	$17,875	$54,446	$72,321	1.8%

CDO type as a percent of total indirect subprime exposure	25%	75%	100%

Fair Value Determination:  With the disruption of the asset-backed security and credit markets in the second half of 2007, it became increasingly difficult to obtain verifiable market information for asset-backed securities, including broker-dealer quotes. As a result, the Company was required to internally value more securities in the second half of 2007. The Company expects this trend to continue for the foreseeable future; however, the future impact to the Company is limited due to the portfolio realignment in 2008. As described in Note 18 — Subsequent Events, the Company commenced a process in January 2008 to realign its portfolio away from asset-backed securities through the sale of securities. If a security was sold during the time that the Company was completing its valuation process for the investment portfolio as of December 31, 2007, the ultimate sales price for that security was used for valuation purposes as the sales price was deemed to be the most representative estimate of fair value. Following are the sources of pricing selected by the Company as a result of its valuation process as of December 31:

	2007		2006
(Amounts in thousands)	Fair Value	Percent	Fair Value	Percent

Third party pricing service	$2,203,371	53%	$3,605,963	63%
Broker pricing	422,612	10%	1,986,502	35%
Internal pricing	87,805	2%	98,135	2%
Sale price	1,473,596	35%	—	—

Total	$4,187,384	100%	$5,690,600	100%

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessment of Unrealized Losses:  At December 31, 2007, the available-for-sale investments had the following aged unrealized losses after the recognition of other-than-temporary impairment charges:

	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
(Amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Residential mortgage-backed securities	$30,720	$(502)	$153,919	$(1,668)	$184,639	$(2,170)
U.S. government agencies	—	—	111,430	(88)	111,430	(88)

Total	$30,720	$(502)	$265,349	$(1,756)	$296,069	$(2,258)

At December 31, 2006, the available-for-sale investments had the following aged unrealized losses:

	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
(Amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$22,467	$(180)	$25,075	$(310)	$47,542	$(490)
Commercial mortgage-backed securities	97,747	(812)	110,859	(1,336)	208,606	(2,148)
Residential mortgage-backed securities	173,179	(653)	1,213,278	(22,566)	1,386,457	(23,219)
Other asset-backed securities	292,742	(2,066)	318,944	(5,773)	611,686	(7,839)
U.S. government agencies	—	—	321,117	(6,589)	321,117	(6,589)
Corporate debt securities	6,306	(7)	60,832	(463)	67,138	(470)
Preferred and common stock	5,663	(45)	12,173	(2,292)	17,836	(2,337)

Total	$598,104	$(3,763)	$2,062,278	$(39,329)	$2,660,382	$(43,092)

The Company has determined that the unrealized losses reflected above represent temporary impairments. As of December 31, 2007 and 2006, 20 and 188 securities, respectively, had unrealized losses for more than 12 months. The securities with unrealized losses for more than 12 months as of December 31, 2007 are all rated AAA and either issued by U.S. government agencies or collateralized by securities issued by U.S. government agencies. As these securities have the backing of the U.S. government, the Company believes that it is highly likely that it will receive all of its contractual cash flows from these securities. The Company believes that the unrealized losses are caused by changes in interest rates from the date the securities were originally issued, as well as the overall disruption in the asset-backed securities market. The Company has the intent and ability to hold these securities to recovery, including maturity or call.

Sale of Securities:  As described further in Note 18 — Subsequent Events, the Company sold a substantial portion of its investment portfolio subsequent to December 31, 2007.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 5 —	Derivative Financial Instruments

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

Cash flow hedges use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets and liabilities, from changes in interest rates or currency exchange rates or from certain types of forecasted transactions. The Company enters into foreign currency forward contracts of 12 months to hedge forecasted foreign currency money transfer transactions. The Company designates these currency forwards as cash flow hedges. If the forecasted transaction underlying the hedge is no longer probable of occurring, any gain or loss recorded in equity is reclassified into earnings. The notional amount of these currency forwards as of December 31, 2007 is $40.5 million, all maturing in 2008.

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

The notional amount of the swap agreements totaled $1.4 billion and $2.6 billion at December 31, 2007 and 2006, respectively, with an average fixed pay rate of 4.3 percent and 4.3 percent and an average variable receive rate 4.2 percent and 5.2 percent at December 31, 2007 and 2006, respectively. The variable rate portion of the swaps is generally based on Treasury bill, federal funds or 6 month LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of (Loss) Income in “Investment commissions expense.” The amount recognized in earnings due to ineffectiveness of the cash flow hedges is not material for any year presented. The Company estimates that approximately $3.6 million (net of tax) of the unrealized loss reflected in the “Accumulated other comprehensive loss” component in the Consolidated Balance Sheet as of December 31, 2007 will be reflected in the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of (Loss) Income in “Investment commissions expense” within the next 12 months as the swap payments are settled. The swap agreements extend through 2012. The agreements expire as follows:

(Amounts in thousands)	Notional Amount

2008	$100,000
2009	475,000
2010	335,000
2011	347,000
Thereafter	150,000

Total	$1,407,000

Fair value hedges use derivatives to mitigate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses fair value hedges to manage the impact of changes in fluctuating interest rates on certain available-for-sale securities. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed rate assets to a floating rate. All amounts have been included in earnings along with the hedged transaction in the Consolidated Statement of (Loss) Income in “Investment revenue.” No gain or loss was recognized in connection with the discontinued fair value hedges in 2007. These interest rate swaps were sold in connection with the sale of the hedged assets. In the first quarter of 2008, the Company sold three interest rate swaps with a notional amount of $32.0 million in connection with the sale of the hedged asset, resulting in a $0.7 million loss.

The Company uses derivatives to hedge exposures for economic reasons, including circumstances in which the hedging relationship does not qualify for hedge accounting. The Company is exposed to foreign currency exchange risk and utilizes forward contracts to hedge assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, net of the effect of the related forward contracts, recorded in the Consolidated Statements of (Loss) Income was a ($1.5) million, $0.2 million and ($1.1) million in 2007, 2006 and 2005, respectively.

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

Note 6 —	Sale of Receivables

The Company has an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In the fourth quarter of 2007, the Company extended the agreement through March 31, 2008. In December 2007, the Company made a decision to cease selling receivables through a gradual reduction in the balances sold each period. As of January 2008, the Company did not have a sold receivables balance remaining and terminated the facility at its discretion. The Company sold receivables under this agreement to accelerate the cash flow available for investments. The receivables were sold to two commercial paper conduit trusts and represent a small percentage of the total assets in each trust. The Company’s rights and obligations are limited to the receivables transferred, and the transactions are accounted for as sales. The assets and liabilities associated with the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trusts, including the sold receivables, are not recorded or consolidated in our financial statements. Under the agreement, the aggregate amount of receivables sold at any time cannot exceed $400.0 million through December 31, 2007 and $300.0 million thereafter. The balance of sold receivables as of December 31, 2007 and 2006 was $239.0 million and $297.6 million, respectively. The average receivables sold approximated $349.9 million and $382.6 million during 2007 and 2006, respectively. The agreement included a 5 percent holdback provision of the purchase price of the receivables. This expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $23.3 million, $23.9 million and $16.9 million during 2007, 2006 and 2005, respectively.

Note 7 —	Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2007	2006

Land	$2,907	$2,907
Office furniture and equipment	44,285	40,222
Leasehold improvements	17,378	13,248
Agent equipment	88,160	72,602
Signage	43,178	29,475
Computer hardware and software	159,266	135,108

	355,174	293,562
Accumulated depreciation	(184,166)	(144,713)

Total property and equipment	$171,008	$148,849

Depreciation expense for the year ended December 31 is as follows :

(Amounts in thousands)	2007	2006	2005

Office furniture and equipment	$4,131	$2,485	$2,043
Leasehold improvements	1,728	1,142	1,714
Agent equipment	8,585	8,453	9,616
Signage	9,814	5,452	3,116
Computer hardware and software	23,415	18,314	13,854

Total depreciation expense	$47,673	$35,846	$30,343

At December 31, 2007 and 2006, there is $0.7 million and $1.3 million, respectively, of property and equipment which has been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the fourth quarter of 2006, the Company decided to discontinue a software development project and recognized an impairment loss of $0.9 million. This impairment loss relates to the Payment Systems segment and was included in the Consolidated Statement of (Loss) Income in “Transaction and operations support.”

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Intangibles and Goodwill

Intangible assets at December 31 were as follows:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$38,226	$(24,143)	$14,083	$33,350	$(21,762)	$11,588
Patents	13,218	(12,887)	331	13,208	(12,262)	946
Noncompetition agreements	3,567	(1,927)	1,640	3,367	(707)	2,660
Trademarks	384	(137)	247	384	(125)	259
Developed technology	1,373	(69)	1,304	—	—	—

Total intangible assets	56,768	(39,163)	17,605	50,309	(34,856)	15,453

No impairments were identified during 2007, 2006 and 2005. The Company recorded intangible assets of $6.0 million in 2007 in connection with the acquisition of PropertyBridge, consisting principally of customer lists, developed technology and a noncompetition agreement and $0.5 million of additional noncompetition agreement costs associated with the finalization of the Money Express acquisition from 2006. See Note 3 — Acquisitions and Discontinued Operations for further discussion. The Company recorded intangible assets of $7.2 million in 2006 in connection with the acquisition of Money Express, consisting principally of customer lists and a noncompetition agreement.

Intangible asset amortization expense for 2007, 2006 and 2005 was $4.3 million, $3.1 million and $2.1 million, respectively. The estimated future intangible asset amortization expense is as follows:

(Amounts in thousands)

2008	$4,301
2009	3,382
2010	2,825
2011	1,042
2012	879

Following is a reconciliation of goodwill:

	Global Funds	Payment	Total
(Amounts in thousands)	Transfer	Systems	Goodwill

Balance as of January 1, 2005	$387,195	$17,075	$404,270
Goodwill acquired	17,046	—	17,046
Impairment charge	—	—	—

Balance as of December 31, 2006	404,241	17,075	421,316
Goodwill acquired	23,878	—	23,878
Impairment charge	(6,355)	—	(6,355)

Balance as of December 31, 2007	$421,764	$17,075	$438,839

Goodwill acquired in 2007 and 2006 relates to the acquisition of PropertyBridge and Money Express, respectively, and was allocated to the Global Funds Transfer segment. In 2007, the Company finalized its purchase price allocation for Money Express, which resulted in a decrease of $0.3 million to goodwill. Goodwill for both PropertyBridge and Money Express is not deductible for tax purposes.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performed an annual assessment of goodwill during the fourth quarters of 2007, 2006 and 2005. During the annual impairment test in 2007, it was determined that the fair value of the FSMC reporting unit was less than the carrying value of that reporting unit. The fair value of the reporting unit was calculated based on discounted expected future cash flows using a forecasted growth rate and weighted average cost of capital rate. The impairment was calculated as the excess of the implied amount of goodwill over the carrying amount of goodwill on the Company’s books. The impairment charge of $6.4 million was included in the Consolidated Statements of (Loss) Income in “Transactions and operations support.” There were no impairments for 2006 or 2005.

In response to the results of the strategic review of the Payment Systems segment, the decline in the Company’s stock price and the significant additional declines in the investment portfolio, the Company updated its annual impairment assessment to include information available through March 18, 2008. Upon completion of this assessment, the Company has determined there are no further impairments of goodwill through the date of this filing.

Note 9 —	Debt

Following is the Company’s debt at December 31, 2007 and 2006. See Note 18 — Subsequent Events for discussion of the Capital Transaction and the resulting impact on the Company’s Senior Credit Agreement and 364 Day Facility (each as defined below).

	2007		2006
		Weighted		Weighted
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior term note, due through 2010	$100,000	5.91%	$100,000	5.59%
Senior revolving credit facility, due through 2010	245,000	5.85%	50,000	5.59%

Total debt	$345,000		$150,000

The Company has a bank credit facility (the “Senior Credit Agreement”) providing availability up to $350.0 million in the form of a $250.0 million revolving credit facility and a $100.0 million term loan. During the second half of 2007, the Company borrowed an additional $195.0 million under the revolving credit facility. The proceeds were invested in cash equivalents to supplement the Company’s unrestricted assets and to fund the acquisition of PropertyBridge on October 1, 2007. The maturity date of the Senior Credit Agreement is June 2010. The Senior Credit Agreement has an interest rate of LIBOR plus 50 basis points, subject to adjustment in the event of a change in the credit rating. Usage fees range from 0.08 percent to 0.25 percent of outstanding borrowings, depending on the credit rating of our senior unsecured debt. Changes in the Company’s credit rating from any of the credit rating agencies could affect the interest rate and fees paid under the Senior Credit Agreement. On December 31, 2007, the interest rate under the Senior Credit Agreement was 7.58 percent on $150.0 million of the outstanding debt and 7.66 percent on $195.0 million of the outstanding debt, exclusive of the effect of commitment fees and other costs, and the facility fee was 0.25 percent. On December 31, 2006, the interest rate was 5.86 percent exclusive of the effect of commitment fees and other costs, and the facility fee was 0.125 percent. Letters of credit issued for the Company reduce the amount available under the revolving credit facility (see Note 14 — Commitments and Contingencies).

On November 15, 2007, the Company entered into a credit agreement (the “364 Day Facility”) with JPMorgan Chase Bank N.A. (“JPMorgan”). The 364 Day Facility provides for a $150.0 million revolving credit facility that terminates on November 13, 2008. The 364 Day Facility has substantially the same terms as the Company’s Senior Credit Agreement. The interest rate under the 364 Day Facility is, at the Company’s option, either: (a) LIBOR plus 60 basis points; or (b) the higher of the prime rate or the federal funds rate plus 50 basis points. In either case, the interest rate is subject to adjustment based on the credit rating of the Company’s senior unsecured debt. Facility fees range from 0.15 percent to 0.25 percent, depending on the credit rating of the Company’s senior unsecured debt. The Company did not borrow under the 364 Day Facility during 2007.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Senior Credit Agreement and 364 Day Facility are subject to various covenants, including interest coverage ratio, leverage ratio and consolidated total indebtedness ratio. The interest coverage ratio of earnings before interest and taxes to interest expense must not be less than 3.5 to 1.0. The leverage ratio of total debt to total capitalization must be less than 0.5 to 1.0. The consolidated total indebtedness ratio of total debt to earnings before interest, taxes, depreciation and amortization must be less than 3.0 to 1.0. At December 31, 2007, the Company was not in compliance with these covenants and received an initial waiver of default through January 31, 2008 and a second waiver of default through May 1, 2008. The Company paid a fee of $1.2 million in connection with the initial waiver. As consideration for the second waiver, the Company granted security to the lenders in the form of the stock of MPSI, substantially all of its non-financial assets and various intangible assets related to its business. In addition, the interest rate increased to LIBOR plus 275 basis points during the waiver period. During the waiver period, no draws could be made under the 364 Day Facility.

All amounts classified as debt on December 31, 2007 mature in June 2010. Total cash paid for interest on outstanding debt was $11.6 million, $8.5 million and $5.8 million in 2007, 2006 and 2005, respectively.

In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements are designated as cash flow hedges. At December 31, 2007 and 2006, the interest rate debt swaps had an average fixed pay rate of 4.3 percent and an average variable receive rates of 4.5 percent and 4.6 percent, respectively. See Note 5 — Derivative Financial Instruments for further information regarding the Company’s portfolio of derivative financial instruments.

Note 10 —	Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2007	2006	2005

United States	$(993,273)	$171,681	$111,868
Foreign	6	5,092	34,508

(Loss) income from continuing operations before income taxes	$(993,267)	$176,773	$146,376

Foreign income consists of statutory income and losses from the Company’s foreign subsidiaries. MoneyGram International Limited (“MIL”), a wholly owned subsidiary of MoneyGram, recognizes revenue based on a services agreement between MIL and MPSI. Through 2005, MIL recognized revenue associated with the money transfer transactions generated by agents signed through MIL. Effective January 1, 2006, MPSI entered into a new Services Agreement with MIL under which MIL recognizes revenue based on their operating expenses incurred and reimbursed by MPSI. This change was made to recognize that the money transfer product is licensed by MPSI and therefore, the transaction revenue and related costs should be reflected by MPSI for statutory purposes.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense related to continuing operations is as follows for the year ended December 31:

(Amounts in thousands)	2007	2006	2005

Current:
Federal	$35,445	$13,716	$27,324
State	3,999	2,968	(1,038)
Foreign	1,400	2,880	5,004

Current income tax expense	40,844	19,564	31,290
Deferred income tax expense	37,637	33,155	2,880

Income tax expense	$78,481	$52,719	$34,170

Income tax expense totaling $1.9 million in 2007 and $0.5 million in 2005, is included in “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of (Loss) Income. Federal and state taxes paid were $16.0 million, $38.7 million and $22.9 million for 2007, 2006 and 2005, respectively. A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2007	%	2006	%	2005	%

Income tax at statutory federal income tax rate	$(347,643)	35.0	$61,870	35.0	$51,232	35.0
Tax effect of:
State income tax, net of federal income tax effect	3,606	(0.4)	2,647	1.5	2,084	1.4
Valuation allowance	434,446	(43.7)	—	—	—	—
Other	(152)	0.0	1,445	0.8	(4,673)	(3.2)

	90,257	(9.1)	65,962	37.3	48,643	33.2
Tax-exempt income	(11,776)	1.2	(13,243)	(7.5)	(14,473)	(9.9)

Income tax expense	$78,481	(7.9)	$52,719	29.8	$34,170	23.3

The decrease in the effective rate in 2007 primarily relates to a deferred tax asset valuation allowance of $417.6 million resulting from other-than-temporary impairment charges recognized in the investment portfolio. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of December 31, 2007. We are continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits. Included in “Other” for 2005 is $2.1 million of tax benefits from the reversal of tax reserves no longer needed due to the passage of time. In addition, “Other” for 2005 includes $3.5 million of tax benefits from changes in estimates to previously estimated tax amounts resulting from new information received during the year.

Deferred income taxes reflect temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it is more likely than not that some portion of all of its deferred assets will not be realized, a valuation allowance to

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the deferred tax assets would be established in the period such determination was made. Temporary differences, which give rise to deferred tax assets (liabilities), at December 31 are:

(Amounts in thousands)	2007	2006

Deferred tax assets:
Postretirement benefits and other employee benefits	$37,274	$48,587
Tax credit carryovers	1,474	20,202
Unrealized loss on derivative financial investments	11,857	—
Basis difference in revalued investments	442,442	25,502
Bad debt and other reserves	2,801	2,630
Other	14,194	4,285
Valuation allowance	(435,700)	—

Total deferred tax asset	74,342	101,206
Deferred tax liabilities:
Unrealized gain on securities classified as available-for-sale	(16,192)	(15,083)
Depreciation and amortization	(64,848)	(59,673)
Basis difference in investment income	(4,761)	(7,820)
Unrealized gain on derivative financial instruments	—	(6,953)

Gross deferred tax liability	(85,801)	(89,529)

Net deferred tax (liability) asset	$(11,459)	$11,677

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of applying FIN No. 48 is reported as an adjustment to the opening balance of retained income. As a result of the implementation of FIN No. 48, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income. The $29.6 million increase in the liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. A reconciliation of unrecognized tax benefits is as follows:

(Amounts in thousands)	2007

Balance at January 1	$33,351
Additions based on tax positions related to the current year	4,527
Reductions for tax positions of prior years	(748)
Foreign currency translation	1,903
Settlements	(1,965)
Lapse in statute of limitations	(3,399)

Balance at December 31	$33,669

As of December 31, 2007, the liability for unrecognized tax benefits was $33.7 million. Of the $33.7 million, $31.0 million could impact the effective tax rate if recognized. The Company records interest and penalties for

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of (Loss) Income. For the year ended December 31, 2007, the Company recognized approximately $3.5 million in interest and penalties in its Consolidated Statement of (Loss) Income. As of January 1, 2007 and December 31, 2007, the Company had accrued approximately $5.7 million and $6.4 million in interest and penalties, respectively. The Company does not believe there will be any material change in its unrecognized tax positions over the next twelve months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2007 and 2006, a deferred tax liability of $5.3 million and $1.9 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Prior to the spin-off, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Subsequent to the spin-off, MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad and the continuing business of Viad is referred to as “New Viad.” As part of the Distribution, the Company entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. The Tax Sharing Agreement provides that through the Distribution Date, the results of MoneyGram and its subsidiaries’ operations are included in Viad’s consolidated U.S. federal income tax returns. In general, the Tax Sharing Agreement provides that MoneyGram will be liable for all federal, state, local, and foreign tax liabilities, including such liabilities resulting from the audit of or other adjustment to previously filed tax returns, that are attributable to the business of MoneyGram for periods through the Distribution Date, and that Viad will be responsible for all other of these taxes.

Note 11 —	Stockholders’ Equity

Rights Agreement — In connection with the spin-off, MoneyGram adopted a rights agreement (the “Rights Agreement”) by and between the Company and Wells Fargo Bank, N.A., as the rights agent. The preferred share purchase rights (the “rights”) issuable under the Rights Agreement were attached to the shares of MoneyGram common stock distributed in the spin-off. In addition, pursuant to the Rights Agreement, one right will be issued with each share of MoneyGram common stock issued after the spin-off. The rights are inseparable from MoneyGram common stock until they become exercisable. Once they become exercisable, the rights will allow its holder to purchase one one-hundredth of a share of MoneyGram series A junior participating preferred stock for $100.00. The rights become exercisable ten days after a person or group acquires, or begins a tender or exchange offer for, 15 percent or more of the Company’s outstanding common stock. In the event a person or group acquires 15 percent or more of the Company’s outstanding common stock, and subject to certain conditions and exceptions more fully described in the Rights Agreement, each right will entitle the holder (other than the person or group acquiring 15 percent or more of the Company’s outstanding common stock) to receive, upon exercise, common stock of either MoneyGram or the acquiring company having a value equal to two times the exercise price of the rights. The rights are redeemable at any time before a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock at the discretion of the Company’s Board of Directors for $0.01 per right and will expire, unless earlier redeemed, on June 30, 2014. After a person or group acquires 15 percent or more of MoneyGram’s outstanding common stock, but before that person or group owns 50 percent or more of MoneyGram’s outstanding common stock, the Board of Directors may extinguish the rights by exchanging one share of MoneyGram common stock or an equivalent security for each right (other than rights held by that person or group). Each one one-hundredth of a share of MoneyGram preferred stock, if issued, will not be redeemable, will entitle holders to quarterly dividend payments of the greater of $0.01 per share or an amount equal to the dividend paid on one share of MoneyGram common stock, will have the same voting power as one share of MoneyGram common stock and will entitle holders, upon liquidation, to receive the greater of $1.00 per share or the payment made on one share of MoneyGram common stock.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Capital Transaction described in Note 18 — Subsequent Events, the Company amended the Rights Agreement with Wells Fargo Bank, N.A. to exempt the issuance of the Series B Stock from the Rights Agreement. The Company also entered into a Registration Rights Agreement with the Investors. See Note 18 — Subsequent Events for further information regarding the Registration Rights Agreement.

Preferred Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of undesignated preferred stock and up to 2,000,000 shares of series A junior participating preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have those rights and preferences, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by unlimited discretion of the Company’s Board of Directors. Series A junior participating preferred stock has been reserved for issuance upon exercise of preferred share purchase rights. At December 31, 2007 and 2006 no preferred stock is issued or outstanding.

Common Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $0.01. On the Distribution Date, MoneyGram was recapitalized such that the 88,556,077 shares of MoneyGram common stock outstanding was equal to the number of shares of Viad common stock outstanding at the close of business on the record date.

The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. During 2007 and 2006, the Company paid $16.6 million and $14.4 million, respectively, in dividends on its common stock. As disclosed in Note 9 — Debt, the Company received a waiver of default under the Senior Credit Agreement and 364 Day Facility. This waiver prohibits the Company from paying any cash dividends while it is in default of the covenants related to its debt agreements. The following is a summary of common stock issued and outstanding for December 31:

(Amounts in thousands)	2007	2006

Common shares issued	88,556	88,556
Treasury stock	(5,911)	(4,286)
Restricted stock	(234)	(323)
Shares held in employee equity trust	—	(456)

Common shares outstanding	82,411	83,491

Treasury Stock — On November 18, 2004, the Board of Directors authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock with the intended effect of returning value to the stockholders and reducing dilution caused by the issuance of stock in connection with stock-based compensation described in Note 13 — Stock Based Compensation. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. On August 17, 2006, the Company’s Board of Directors approved a small stockholder selling/repurchasing program. This program enabled MoneyGram stockholders with less than 100 shares of common stock as of August 21, 2006, to voluntarily purchase additional stock to reach 100 shares or sell all of their shares back to the Company. During 2006, the Company repurchased 66,191 shares at an average cost of $30.65 per share under this program. As of December 31, 2006, the small stockholder selling/repurchasing program has been completed.

During 2007 and 2006, the Company repurchased 1,620,000 and 2,195,241 shares, respectively, under all Board approved plans at an average cost of $28.39 and $30.91, respectively, per share. At December 31, 2007, the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has remaining authorization to repurchase up to 5,205,000 shares. Following is a summary of treasury stock share activity during the twelve months ended December 31, 2007 and 2006:

(Amounts in thousands)	Treasury Stock Shares

Balance at December 31, 2005	2,701
Stock repurchases	2,195
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	(610)

Balance at December 31, 2006	4,286
Stock repurchases	1,620
Issuance of stock for exercise of stock options	(85)
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	90

Balance at December 31, 2007	5,911

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in thousands)	2007	2006

Unrealized gain on securities classified as available-for-sale	$26,418	$24,607
Unrealized (loss) gain on derivative financial instruments	(19,345)	11,345
Cumulative foreign currency translation adjustments	2,329	6,011
Prior service cost for pension and postretirement benefits, net of tax	(603)	(1,115)
Unrealized losses on pension and postretirement benefits, net of tax	(30,514)	(47,140)

Accumulated other comprehensive loss	$(21,715)	$(6,292)

Note 12 —	Pensions and Other Benefits

Pension Benefits — Prior to the Distribution, MoneyGram was a participating employer in the Viad Corp Retirement Income Plan (the “Pension Plan”) of which the plan sponsor was Viad. At the time of the Distribution, the Company assumed sponsorship of the Pension Plan, which is a noncontributory defined benefit pension plan covering all employees who meet certain age and length-of-service requirements. Viad retained the pension liability for a portion of the employees in its Exhibitgroup/Giltspur subsidiary and one sold business, which represented eight percent of Viad’s benefit obligation at December 31, 2003. Effective December 31, 2003, benefits under the pension plan ceased accruing service or compensation credits with no change in benefits earned through this date. Cash accumulation accounts should continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is our policy to fund the minimum required contribution for the year.

Supplemental Executive Retirement Plans (SERPs) — In connection with the spin-off, the Company assumed responsibility for all but a portion of the Viad SERP. Viad retained the benefit obligation related to two of its subsidiaries, which represented 13 percent of Viad’s benefit obligation at December 31, 2003. Another SERP, the MoneyGram International, Inc. SERP, is a nonqualified defined benefit pension plan, which provides postretirement income to eligible employees selected by the Board of Directors. It is our policy to fund the SERPs as benefits are paid.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. Upon the Distribution, the Company assumed the benefit obligation for current and former employees assigned to MoneyGram. Viad retained the benefit obligation for postretirement benefits other than pensions for all Viad and non-MoneyGram employees, with the exception of one executive. The Company’s funding policy is to make contributions to the postretirement benefits plans as benefits are required to be paid. During 2007, the Company amended the postretirement benefit plan for certain benefits relating to co-payments, deductibles, coinsurance and maximum benefit payments which resulted in a $0.6 million gain to the change in the benefit obligation.

In May 2004, the FASB issued FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”), which was enacted into law on December 8, 2003. The Medicare Act introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least substantially equivalent to the Medicare benefit. The Company adopted FSP FAS 106-2 in the third quarter of 2004 using the prospective method, which means the reduction of the Accumulated Postretirement Benefit Obligation (“APBO”) of $1.4 million is recognized over future periods. This reduction in the APBO is due to a subsidy available on prescription drug benefits provided to plan participants determined to be actuarially equivalent to the Medicare Act. The Company has determined that its postretirement plan is actuarially equivalent to the Medicare Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The postretirement benefits expense for 2007, 2006, 2005 was reduced by less than $0.3 million due to the reductions in the APBO and the current period service cost. Subsidies to be received under the Medicare Act in 2008 are not expected to be material.

Actuarial Valuation Assumptions — The measurement date for the Company’s Pension Plan, SERPs and postretirement benefit plans is November 30. Following are the weighted average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Net periodic benefit cost:
Discount rate	5.70%	5.90%	6.00%	5.70%	5.90%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%	—	—	—
Rate of compensation increase	5.75%	5.75%	4.50%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.50%	10.00%	10.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2013
Projected benefit obligation:
Discount rate	6.50%	5.70%	5.90%	6.50%	5.70%	5.90%
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.00%	9.50%	10.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2013

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

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(Amounts in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$399	$(303)
Effect on postretirement benefit obligation	2,700	(2,102)

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

The Company’s weighted average asset allocation for the Pension Plan by asset category at the measurement date of November 30 is as follows:

	2007	2006

Equity securities	62.8%	58.5%
Fixed income securities	30.4%	38.1%
Real estate	3.8%	2.6%
Other	3.0%	0.8%

Total	100.0%	100.0%

Plan Financial Information — Net periodic benefit expense for the combined Pension Plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2007	2006	2005	2007	2006	2005

Service cost	$2,298	$1,922	$1,893	$697	$637	$619
Interest cost	11,900	11,698	11,320	837	715	644
Expected return on plan assets	(10,083)	(9,082)	(8,604)	—	—	—
Amortization of prior service cost	483	703	714	(294)	(294)	(294)
Recognized net actuarial loss	4,226	4,302	4,092	90	24	16

Net periodic benefit expense	$8,824	$9,543	$9,415	$1,330	$1,082	$985

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in other comprehensive loss and net periodic benefit expense for the year ended December 31, 2007 are as follows:

	Pension and	Postretirement
	SERPs	Benefits

Net actuarial gain	(20,155)	(2,749)
Amortization of net actuarial gain	(4,226)	(90)
Prior service credit	—	(636)
Amortization of prior service (credit) cost	(483)	294

Total recognized in other comprehensive loss	$(24,864)	$(3,181)

Total recognized in net periodic benefit expense	8,824	1,330

Total recognized in net periodic benefit expense and other comprehensive loss	$(16,040)	$(1,851)

The estimated net loss and prior service cost for the combined Pension Plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2008 is $2.5 million ($1.6 million net of tax) and $0.4 million ($0.3 million net of tax), respectively. The estimated prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” over 2008 is $0.4 million ($0.2 million net of tax).

The benefit obligation and plan assets, changes to the benefit obligation and plan assets and the funded status of the combined Pension Plan and SERPs and the postretirement benefit plans as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at the beginning of the year	$214,412	$202,520	$14,778	$12,390
Service cost	2,298	1,922	697	637
Interest cost	11,900	11,698	837	715
Actuarial (gain) or loss	(17,769)	7,781	(2,749)	1,147
Plan amendments	—	1,174	(636)	—
Medicare Part D reimbursements	—		36
Benefits paid	(11,113)	(10,682)	(283)	(111)

Benefit obligation at the end of the year	$199,728	$214,413	$12,680	$14,778

Change in plan assets:
Fair value of plan assets at the beginning of the year	$131,752	$108,773	$—	$—
Actual return on plan assets	12,468	12,805	—	—
Employer contributions	2,890	20,855	283	111
Benefits paid	(11,113)	(10,682)	(283)	(111)

Fair value of plan assets at the end of the year	$135,997	$131,751	$—	$—

Unfunded status at the end of the year	$(63,731)	$(82,662)	$(12,680)	$(14,778)

The funded status of the Pension Plan was $2.7 million and the unfunded status of the SERPs was $66.5 million at December 31, 2007.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the components recognized in the Consolidated Balance Sheets relating to the combined Pension Plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2007	2006	2007	2006

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits assets	$2,732	$—	$—	$—
Pension and other postretirement benefits liability	(66,463)	(82,662)	(12,680)	(14,778)
Deferred tax asset (liability)	20,173	29,605	(697)	762
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	49,579	45,856	41	1,285
Prior service cost (credit) for pension and postretirement benefits, net of tax	3,509	2,475	(2,535)	(1,360)

The projected benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in thousands)	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$133,264	$145,932	$66,464	$68,481	$12,680	$14,778
Accumulated benefit obligation	133,264	145,932	53,250	54,464	—	—
Fair value of plan assets	135,997	131,751	—	—	—	—

Estimated future benefit payments for the combined Pension Plan and SERPs and the postretirement benefit plans are as follows:

(Amounts in thousands)	2008	2009	2010	2011	2012	2013-17

Pension and SERPs	$12,860	$13,165	$13,310	$13,404	$13,648	$76,220
Postretirement benefits	290	332	371	410	451	3,089

There are no required contributions for the Pension Plan in 2008. The Company will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.3 million in 2008.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.4 million, $2.8 million and $2.2 million in 2007, 2006 and 2005, respectively. At the time of the Distribution, MoneyGram’s new savings plan assumed all liabilities under the Viad Corp Capital Accumulation Plan and Viad Corp Employees Stock Ownership Plan (the “Viad Plans”) for benefits of the current and former employees assigned to MoneyGram, and the related trust received a transfer of the corresponding account balances. MoneyGram does not have an employee stock ownership plan.

Employee Equity Trust — Viad sold treasury stock in 1992 to its employee equity trust to fund certain existing employee compensation and benefit plans. In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. Employee Equity Trust (the “Trust”) to be used by MoneyGram to fund the issuance of stock in connection with employee compensation and benefit plans. The fair market value of the shares held by the Trust is recorded in “Unearned employee benefits” in the Company’s Consolidated Balance Sheets and is reduced as stock is issued from the trust to fund employee benefits. As of December 31, 2007, all shares in the Trust have been issued.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plans — Viad had a deferred compensation plan for its non-employee directors and a deferred compensation plan for certain members of management which allowed for the deferral of compensation in the form of stock units or cash. In connection with the deferred compensation plans, Viad funded certain amounts through a rabbi trust. In connection with the spin-off, the Company paid a dividend of $7.3 million to Viad, which was used to pay certain liabilities under the deferred compensation plans. The Company assumed liabilities totaling $6.6 million related to the plans and retained rabbi trust assets totaling $5.5 million. Subsequent to the spin-off, the Company adopted a deferred compensation plan for certain employees and its non-employee directors. In 2007, the plan for employees was amended to incorporate the deferred compensation obligations that were assumed under the Viad plan. Under the Deferred Compensation Plan for Directors of MoneyGram International, Inc., non-employee directors may defer all or part of their retainers, fees and stock awards in the form of stock units or cash. In 2007, the plan was amended to require that a portion of the retainer received by non-employee directors be deferred in stock units. Director deferred accounts are payable upon resignation from the Board. In 2005, the Board of Directors approved a deferred compensation plan for certain employees which allows for the deferral of base compensation in the form of cash. In addition, the Company makes contributions to the participants’ accounts for profit sharing contributions beyond the IRS qualified plan limits. Beginning with the 2006 plan year, eligible employees may defer incentive pay in the form of cash. Management deferred accounts are generally payable on the deferral date based upon the timing and method elected by the participant. Deferred stock unit accounts are credited quarterly with dividend equivalents and will be adjusted in the event of a change in our capital structure from a stock split, stock dividend or other change. Deferred cash accounts are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured and the Company is not required to physically segregate any assets in connection with the deferred accounts. At December 31, 2007 and 2006, the Company had a liability related to the deferred compensation plans of $8.8 million and $9.9 million, respectively, recorded in the “Accounts payable and other liabilities” component in the Consolidated Balance Sheets. The rabbi trust had a market value of $13.6 million and $12.1 million at December 31, 2007 and 2006, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 13 —	Stock-Based Compensation

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

On May 10, 2005, the Company’s stockholders approved the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which authorizes the issuance of awards of up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares covered by forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock. As of December 31, 2007, the Company has remaining authorization to issue awards of up to 6,434,391 shares of common stock.

Stock Options — Option awards are granted with an exercise price equal to the market price (average of the high and low price) of the Company’s common stock on the date of grant. Stock options granted in 2007 and 2006 under the 2005 Omnibus Incentive Plan become exercisable over a three-year period in an equal number of shares each year and have a term of ten years. Stock options granted in 2005 under the 2004 Omnibus Incentive Plan become exercisable over a three-year period in an equal number of shares each year and have a term of ten years and stock options granted in 2004 under the 2004 Omnibus Incentive Plan become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. All outstanding stock options contain certain forfeiture and non-competition provisions.

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

	2007	2006	2005

Expected dividend yield	0.7%	0.6%	0.2%
Expected volatility	29.1%	26.5%	24.1%
Risk-free interest rate	4.6%	4.7%	3.8%
Expected life	6.5 years	6.5 years	5 years

Following is a summary of stock option activity:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2006	4,099,514	$19.52
Granted	426,000	28.83
Exercised	(362,432)	17.01
Forfeited	(85,782)	23.72

Options outstanding at December 31, 2007	4,077,300	$20.63	4.70 years	$—

Vested or expected to vest at December 31, 2007	3,912,587	$20.37	4.56 years	$—

Options exercisable at December 31, 2007	3,109,547	$19.15	3.87 years	$—

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of an option granted during 2007, 2006 and 2005 was $28.83, $10.38 and $5.95, respectively.

Restricted Stock and Performance-Based Restricted Stock — The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards granted beginning in 2006, will vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Future vesting in all cases is subject generally to continued employment with MoneyGram. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. On the Distribution Date, the Company’s former Chairman of the Board was granted a restricted stock award under the 2004 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares vested on June 30, 2006. On June 30, 2005, the Company’s former Chairman of the Board was granted a restricted stock award under the 2005 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares vested in May 2006.

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2006	322,998	$22.39
Granted	92,430	29.25
Vested and issued	(181,074)	19.70
Forfeited	—	—

Restricted stock outstanding at December 31, 2007	234,354	$26.84

Following is a summary of pertinent information related to the Company’s stock-based awards:

(Amounts in thousands)	2007	2006	2005

Fair value of options vesting during period	$2,591	$5,680	$9,256
Fair value of restricted stock vesting during period	5,337	13,245	9,916
Expense recognized related to options	3,852	2,725	1,492
Expense recognized related to restricted stock	2,247	1,950	2,310
Intrinsic value of options exercised	3,582	15,490	5,075
Cash received from option exercises	6,606	21,899	15,022
Tax benefit realized for tax deductions from option exercises	1,068	2,744	1,776

(Amounts in thousands)	Options	Restricted Stock

Unrecognized compensation expense	$5,642	$3,279
Remaining weighted average vesting period	1.45 years	1.28 years

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2016. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are capitalized as leasehold improvements and depreciated over the remaining term of the lease. At December 31, 2007, the deferred rent liability relating to these incentives was $3.6 million.

Rent expense under these operating leases totaled $11.4 million, $7.8 million and $5.8 million during 2007, 2006 and 2005, respectively. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are (amounts in thousands):

2008	$10,453
2009	9,356
2010	8,630
2011	7,941
2012	4,817
Later	11,295

Total	$52,492

Legal Proceedings — The Company is party to a variety of legal proceedings that arise in the normal course of our business. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

In addition, the Company and its officers and directors are parties to two stockholder lawsuits making various claims including breach of fiduciary duty and unfair business practices relating to its disclosure of investments. In these actions, plaintiffs may request punitive or other damages that may not be covered by insurance.

SEC Inquiry — By letter dated February 4, 2008, the Company received a notice from the U.S. Securities Exchange and Commission (the “SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, the Company received an additional letter from the SEC requesting certain information. The Company is cooperating with the SEC on a voluntary basis.

Credit Facilities — At December 31, 2007, the Company has various uncommitted repurchase agreements, letters of credit and overdraft facilities totaling $2.3 billion to assist in the management of investments and the clearing of payment service obligations. These credit facilities are in addition to available amounts under the revolving credit agreement described in Note 9 — Debt. Included in this amount is an uncommitted reverse repurchase agreement with one of the clearing banks totaling $1.0 billion. Overdraft facilities consist of $14.8 million of letters of credit, all of which are outstanding at December 31, 2007. Letters of credit totaling $4.6 million reduce amounts available under the revolving credit agreement. Fees on the letters of credit are paid in accordance with the terms of the revolving credit agreement described in Note 9 — Debt.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments — The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2007, the total amount of unfunded commitments related to these agreements was $1.6 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payment on its debt to a bank. The term of the debt guarantee is for indefinite period, but is expected that the agent will pay all outstanding amounts under its debt to the bank by March 2009. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and will be amortized on a straight line basis through March 2009. The amortization expense is recognized as part of “Transaction and operations support” expense in the Consolidated Statements of (Loss) Income.

Note 15 —	Minimum Commission Guarantees

In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.

As of December 31, 2007, the liability for minimum commission guarantees is $4.4 million. As of December 31, 2007, the maximum amount that could be paid commission guarantees is $22.9 million over a weighted average remaining term of 2.3 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to commission guarantees expiring in 2007 and 2006, the Company paid or will pay $0.8 million and $3.0 million respectively, under these guarantees, or approximately 14 percent and 40 percent of the estimated maximum payment for the year, respectively.

Note 16 —	Segment Information

The Company conducts its business through two reportable segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment primarily provides money transfer services through a network of global retail agents and domestic money orders. In addition, Global Funds Transfer provides a full line of bill payment services. The Payment Systems segment primarily provides official check services for financial institutions in the United States, and processes controlled disbursements. In addition, Payment Systems sells money orders through financial institutions in the United States. One agent in the Global Funds Transfer segment accounted for 20, 17 and 13 percent of fee and investment revenue in 2007, 2006 and 2005, respectively.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances.

Capital expenditures and depreciation expense are assigned to the segment in which the asset will be utilized. For the years ended December 31, 2007, 2006 and 2005, the Company allocated corporate depreciation expense of $16.1 million, $12.4 million and $9.6 million, respectively, and capital expenditures of $25.1 million, $33.6 million and $23.6 million, respectively. Capital expenditures and depreciation are allocated to the segments based on the segment’s percentage of operating income or loss.

The following table reconciles segment operating (loss) income to the (loss) income from continuing operations before income taxes as reported in the financial statements for the year ended December 31:

(Amounts in thousands)	2007	2006	2005

Revenue
Global Funds Transfer:
Money transfer	$848,219	$669,852	$507,726
Retail money order	(77,224)	151,894	141,891

	770,995	821,746	649,617
Payment Systems:
Official check and payment processing	(630,253)	306,760	297,289
Other	15,897	30,337	24,330

	(614,356)	337,097	321,619
Other	898	716	—

Total revenue	$157,537	$1,159,559	$971,236

Operating (loss) income
Global Funds Transfer	$(60,410)	$152,579	$121,677
Payment Systems	(920,130)	41,619	42,406

Total operating (loss) income	(980,540)	194,198	164,083
Interest expense	11,055	7,928	7,608
Other unallocated expenses	1,672	9,497	10,099

(Loss) income from continuing operations before income taxes	$(993,267)	$176,773	$146,376

Depreciation and amortization
Global Funds Transfer	$47,499	$34,603	$28,395
Payment Systems	4,480	4,375	4,070

Total depreciation and amortization	$51,979	$38,978	$32,465

Capital expenditures
Global Funds Transfer	$65,474	$71,181	$40,837
Payment Systems	5,668	9,852	6,522

Total capital expenditures	$71,142	$81,033	$47,359

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment assets to total assets reported in the financial statements as of December 31:

(Amounts in thousands)	2007	2006	2005

Assets
Global Funds Transfer	$2,423,090	$3,091,519	$2,909,246
Payment Systems	5,497,168	6,168,134	6,252,528
Corporate	14,753	16,484	13,390

Total assets	$7,935,011	$9,276,137	$9,175,164

Geographic areas — Foreign operations are located principally in Europe. Foreign revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2007	2006	2005

United States	$(142,766)	$918,820	$789,410
Foreign	300,303	240,739	181,826

Total revenue	$157,537	$1,159,559	$971,236

Note 17 —	Quarterly Financial Data (Unaudited)

2007 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second	Third	Fourth

Revenues (losses)	$310,051	$333,259	$341,581	$(827,354	)(1)
Commission expense	152,260	165,599	170,352	175,697
Net revenues (losses)	157,791	167,660	171,229	(1,003,051)
Operating expenses, excluding commission expense	113,700	119,780	121,970	131,446
Income (loss) from continuing operations before income taxes	44,091	47,880	49,259	(1,134,497)
Income (loss) from continuing operations	29,839	32,359	34,292	(1,168,238)
Loss from discontinued operations, net of taxes	—	—	—	(249)
Net income (loss)	29,839	32,359	34,292	(1,168,487)
Earnings (loss) from continuing operations per share
Basic	$0.36	$0.39	$0.42	$(14.18)
Diluted	$0.35	$0.38	$0.41	$(14.18)
Earnings from discontinued operations per share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings (loss) per share
Basic	$0.36	$0.39	$0.42	$(14.18)
Diluted	$0.35	$0.38	$0.41	$(14.18)

(1)	Revenue in the fourth quarter of 2007 includes net securities losses of $1.2 billion, which relate to other-than-temporary impairments in the Company’s investment portfolio. This amount is also reflected in Net revenues and Loss from continuing operations and Net loss.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second	Third	Fourth

Revenues	$263,672	$292,913	$296,431	$306,543
Commission expense	126,273	138,655	146,664	152,067
Net revenues	137,399	154,258	149,767	154,476
Operating expenses, excluding commission expense	91,711	102,440	107,807	117,169
Income from operations before income taxes	45,688	51,818	41,960	37,307
Net income from continuing operations	30,935	36,706	30,038	26,375
Earnings from continuing operations per share
Basic	$0.37	$0.43	$0.36	$0.31
Diluted	0.36	0.42	0.35	0.31
Earnings from discontinued operations per share
Basic	$—	$—	$—	$—
Diluted	—	—	—	—
Earnings per share
Basic	$0.37	$0.43	$0.36	$0.31
Diluted	0.36	0.42	0.35	0.31

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

Note 18 —	Subsequent Events

Sale of Investments:  As described in Note 4 — Investments (Substantially Restricted), the Company commenced a plan in January 2008 to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of the available-for-sale investment portfolio. Through March 7, 2008, the Company sold investments with a combined fair value at December 31, 2007 of $3.2 billion (after other-than-temporary impairment charges) for proceeds of approximately $2.9 billion and a realized loss of $260.6 million. As the Company recognized an other-than-temporary impairment charge as of December 31, 2007 for all investments which were sold, the realized losses resulting from the sale of investments were the result of further market deterioration in 2008 and the short time-frame over which the Company sold the investments. The realized losses will be recognized in the first quarter of 2008. The proceeds from the sale of investments will be invested in cash equivalents.

Following is pro forma financial data representing the composition of the available-for-sale investment portfolio as if the sale of the investments had occurred as of December 31, 2007:

	Fair Value		Pro Forma
	As Reported		Fair Value
	December 31,	Sales of	December 31,
(Amounts in thousands)	2007	Investments (1)	2007

Obligations of states and political subdivisions	$597,379	(597,379)	$—
Commercial mortgage-backed securities	253,823	(253,823)	—
Residential mortgage-backed securities	1,411,952	(949,284)	462,668
Other asset-backed securities	1,318,242	(1,216,882)	101,360
U.S. government agencies	374,853	—	374,853
Corporate debt securities	218,367	(218,367)	—
Preferred and common stock	12,768	(12,768)	—

Total available-for-sale investments	$4,187,384	$(3,248,503)	$938,881

(1)	Fair value as of December 31, 2007 of the investments sold during the first quarter of 2008.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Transaction:  On March 25, 2008, the Company completed a Capital Transaction, pursuant to which the Company received $1.5 billion of equity and debt capital to support the long term needs of the business and provide necessary capital due to the investment portfolio losses. The terms of the Capital Transaction are set forth below. The net proceeds of the Capital Transaction will be invested in cash equivalents to supplement the Company’s unrestricted assets.

Had the Capital Transaction and sale of investments occurred on December 31, 2007, the pro forma unrestricted assets would be as follows:

	As Reported			Pro Forma
	December 31,	Sales of	Capital	December 31,
(Amounts in thousands)	2007	Investments (1)	Transactions (2)	2007

Cash and cash equivalents	$1,552,949	2,909,268	1,286,315	$5,748,532
Receivables, net	1,408,220	—	—	1,408,220
Trading investments	62,105	—	—	62,105
Available-for-sale investments	4,187,384	(3,248,503)	—	938,881

	7,210,658	(339,235)	1,286,315	8,157,738
Amounts restricted to cover payment service obligations	(7,762,470)	—	—	(7,762,470)

Unrestricted assets	$(551,812)	$(339,235)	$1,286,315	$395,268

(1)	The reduction to the “Available-for-sale investments” is determined using the fair value of the sold investments as of December 31, 2007. The increase in “Cash and cash equivalents” is determined using the actual cash proceeds from these sales, which were invested in cash and cash equivalents.

(2)	Amounts for the Capital Transactions are determined based on the actual proceeds received, net of related transaction costs of $107.4 million, the $100.0 million payment on the revolving credit facility and a $16.3 million discount on the debt issued by the Company.

Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 495,000 shares of Series B Participating Convertible Preferred Stock of the Company (the “Series B Preferred Stock”) and 265,000 shares of non-voting Series B-1 Participating Convertible Preferred Stock of the Company (the “Series B-1 Preferred Stock”) (collectively, the “Series B Stock”) to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs”) (collectively, the “Investors”) for an aggregate purchase price of $760.0 million. After the issuance of the Series B Stock, the Investors will have an initial equity interest of approximately 79 percent. The Series B Preferred Stock was issued to THL and the Series B-1 Preferred Stock was issued to Goldman Sachs.

The Series B Stock pays a cash dividend of ten percent. At the Company’s option, dividends may be accrued at a rate of 12.5 percent in lieu of paying a cash dividend. Dividends may be accrued for up to five years from the date of the Capital Transaction. After five years, if the Company is unable to pay the dividends in cash, dividends will accrue at a rate of 15 percent. At this time, the Company expects that dividends will be accrued and not paid in cash for at least five years. The Series B Stock participates in dividends with the common stock on an as-converted basis.

The Series B Preferred Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The Series B-1 Preferred Stock is convertible into Series B Preferred Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the Series B-1 Preferred Stock is convertible into Series D Preferred Stock, which is a non-voting common equivalent stock.

The Series B Stock may be redeemed at the option of the Company if, after five years from the date of the Capital Transaction, the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after ten years and upon a change in

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control. The Series B Preferred Stock will vote as a class with the common stock of the Company and will have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of Series B Preferred Stock were converted plus the number of shares of common stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into common stock.

Rights Agreements — As part of the Capital Transaction, the Company amended its Rights Agreement with Wells Fargo Bank, N.A. as rights agent, to exempt the issuance of securities to the Investors and their affiliates from the Rights Agreement.

Registration Rights — As part of the Capital Transaction, the Company entered into a Registration Rights Agreement with the Investors. Under the terms of the Registration Rights Agreement, after a specified holding period, the Company must promptly file a shelf registration statement with the SEC relating to securities held by the Investors. The Company is generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

Senior Credit Facility — As part of the Capital Transaction, the Company’s wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan, as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005, among the Company and a group of lenders and includes an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan.

The Senior Facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. Tranche A of the term loans is for $100.0 million and tranche B is for $250.0 million. Tranche B was issued at a discount of 93.5 percent, or $16.3 million. The interest rate applicable to tranche A and the revolving credit facility is the Eurodollar rate plus 350 basis points. The interest rate applicable to tranche B is the Eurodollar rate plus 500 basis points. The maturity date of the Senior Facility is March 2013. Fees on the daily unused availability under the revolving credit facility are 50 basis points.

At March 25, 2008, the Company had outstanding borrowings under the Senior Facility of $495.0 million.

There is a prepayment premium on the tranche B term loan of two percent during the first year and one percent during the second year of the Senior Facility. Loans under the Senior Facility are secured by substantially all of the Company’s non-financial assets and are guaranteed by the Company’s material domestic subsidiaries, with such guarantees secured by the non-financial assets of the subsidiaries. Borrowings under the Senior Facility are subject to various covenants, including limitations on: use of proceeds from borrowings under the Senior Facility; additional indebtedness; mergers and consolidations; sales of assets; dividends and other restricted payments; investments; loans and advances and transactions with affiliates. The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. The Senior Facility also contains a financial covenant requiring the Company to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations.

Second Lien Notes — As part of the Capital Transaction, Worldwide issued Goldman Sachs $500.0 million of senior secured second lien notes (the “Notes”), which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to March 25, 2011, the Company has the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable.

The Notes contain covenants that, among other things, limit the Company’s ability to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets or subsidiary stock; transfer all or substantially all of its assets or enter into merger or consolidation transactions and enter into transactions with affiliates. The covenants also substantially restrict the Company’s ability to incur additional debt and invest assets that are subject to restrictions for the payment of payment service obligations. The Company is also required to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations.

The Company can redeem the Notes after five years at specified premiums. Prior to the fifth anniversary, the Company may redeem some or all of the Notes at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest, if any, plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Upon a change of control, the Company is required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the Notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the Note or have not been used to repay certain debt.

Inter-creditor Agreement — In connection with the financing arrangements, the lenders under both the Senior Facility and the Notes have agreed to be bound by the terms of an inter-creditor agreement under which the lenders have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time both before and following a default under the financing arrangements.