Form 10-K/A
period 2007-12-31
MONEYGRAM INTERNATIONAL INC
filed 2008-04-30
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
82,598,034 shares of Common Stock were outstanding as of March 31, 2008.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of MoneyGram International, Inc. (“MoneyGram” or the “Company”), originally filed on March 25, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Controlled Company
Because more than 50% of our voting power is held by the Investors (as defined below), the Company has elected to be treated as a “controlled company” for purposes of the New York Stock Exchange listing standards.
Directors
There are currently six members of our Board of Directors. Three of the directors have served as directors of MoneyGram since it became an independent public company on June 30, 2004 when all of its outstanding Common Stock was distributed to the stockholders of Viad Corp (“Viad”) in a tax-free spin-off transaction (the “Spin-Off”). Mr. Othón Ruiz Montemayor was appointed by the Board on August 18, 2005 in accordance with our bylaws to fill a newly created vacancy and has since been elected by our stockholders. Messrs. Scott L. Jaeckel and Seth W. Lawry were appointed on March 25, 2008 by holders of our Series B Participating Convertible Preferred Stock (“Series B Preferred Stock”) in conjunction with the closing on the Company’s recapitalization transaction (the “Capital Transaction”). See Equity Purchase Agreement under Item 13 to this Amendment to Annual Report on Form 10-K/A.
The Company’s Amended and Restated Certificate of Incorporation requires that directors of the Company be divided into three classes, as nearly equal in number as possible. In connection with the Capital Transaction, resignations from seven directors were received, two additional directors resigned and were appointed to a different class and two directors were appointed by holders of our Series B Preferred Stock to the class with terms expiring at the Company’s 2010 Annual Meeting of Stockholders.

The following information as to our directors, as of April 30, 2008, is based upon our records and information furnished to us by the directors:

Jess T. Hay 3-year term expiring in 2009	Mr. Hay has served as Chairman of the Texas Foundation for Higher Education, a non-profit organization promoting higher education in the State of Texas, since 1987 and as Chairman of HCB Enterprises Inc., a private investment firm, since 1995. In 1994, Mr. Hay retired after 29 years of service as Chief Executive Officer of Lomas Financial Corporation, a financial services company. He retired from service on the board of SBC Communications Inc. (n/k/a AT&T Inc.), a telephone, wireless and data communications company, in 2004 and the board of Exxon Mobil Corporation, a petroleum refining company, in 2001. He is currently a director of Trinity Industries, Inc., an industrial transportation company, and Viad, a travel and recreation services, exhibition and event services company. Age 77.

Scott L. Jaeckel 3-year term expiring in 2010	Mr. Jaeckel is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Jaeckel worked at Thomas H. Lee Company (n/k/a Thomas H. Lee Partners, L.P.) from 1994 to 1996, rejoining in 1998. From 1992 to 1994, Mr. Jaeckel worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He currently serves as a director of Ceridian Corporation, Paramax Capital Group, Fidelity Sedgwick Holdings, Inc., and Warner Music Group Corp. Age 37.

Seth W. Lawry 3-year term expiring in 2010	Mr. Lawry is a Managing Director at Thomas H. Lee Partners, L.P. He is a director of various private and non-profit institutions. Mr. Lawry worked at Thomas H. Lee Company (n/k/a Thomas H. Lee Partners, L.P.) from 1989 to 1990, rejoining in 1994. From 1987 to 1989 and 1992 to 1994, Mr. Lawry worked at Morgan Stanley & Co. Incorporated in the Mergers & Acquisitions, Corporate Finance, and Equity Capital Markets departments. He currently serves as a director of Warner Music Group Corp. Age 43.

Philip W. Milne 3-year term expiring in 2008	Mr. Milne currently serves as our Chairman of the Board, a position he has held since January 2007, and our President and Chief Executive Officer, positions he has held since June 2004. He is also currently the President and Chief Executive Officer of our principal operating subsidiary MoneyGram Payment Systems, Inc., a position he has held since 1996. Mr. Milne joined our predecessor company in 1991 and served as General Manager of the official check business from 1991 until early 1992, as Vice President, General Manager of the Payment Systems segment from 1992 until early 1993 and as Vice President, General Manager of the Retail Payment Products group from 1993 to 1996. Age 48.

Othón Ruiz Montemayor 3-year term expiring in 2009	Mr. Ruiz is Chairman of Grupo Valores Operativos Monterrey S.A.P.I. de C.V. and Grupo Inversiones Monterrey S.A. de C.V., private investment groups with interests in non-banking finance, real estate, reinsurance brokerage and natural gas exploration, positions he has held since 2004. Additionally, he is the Chairman of the Executive Board of the Forum de las Culturas, an international cultural event that was held in Monterrey, Mexico in September 2007, a position he has held since September 2006. Mr. Ruiz was Chief Executive Officer of Grupo Financiero Banorte, S.A. de C.V., an integrated financial and banking group in Mexico from 1996 to 2004. Prior to that, he served in various positions at Fomento Económico Mexicano, S.A. de C.V., a holding company whose principal businesses include the production and distribution of beverages and packaging materials, operation of convenience stores and logistics management, including Chief Financial Officer from 1974 until 1985 and Chief Executive Officer from 1985 until 1995. Mr. Ruiz also served as Chairman of the Board of Directors of Banregio Grupo Financiero, S.A. de C.V., a financial and banking group headquartered in Monterrey, Mexico until September 2006. Age 64.

Albert M. Teplin 3-year term expiring in 2008	Mr. Teplin is an economist and since 2003 has served as a consultant to the Board of Governors of the Federal Reserve System, the U.S. Department of Commerce, the International Monetary Fund, the European Central Bank and the Bank of Japan. Mr. Teplin served as Senior Economist for the Board of Governors of the Federal Reserve System from 2001 to 2003 and was Chief of the Flow of Funds Section of the Board of Governors of the Federal Reserve System from 1989 to 2001. Mr. Teplin is also a director of Viad. Age 62.

Executive Officers
Certain information concerning our executive officers is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of our Annual Report on Form 10-K filed with the SEC on March 25, 2008. Effective April 8, 2008, Mr. Putney, one of MoneyGram’s Named Executives (as defined below) for 2007, resigned as an officer of MoneyGram and its subsidiaries. For a description of Mr. Putney’s separation and consulting arrangements, see footnote 2 to the Potential Payments and Benefits upon Termination following a Change of Control table under Item 11 to this Amendment to Annual Report on Form 10-K/A.
Code of Ethics
All of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, are subject to our Code of Ethics, our Always Honest policy and the provisions regarding corporate values and ethical business conduct contained in our Corporate Governance Guidelines. These documents are available in the Investor Relations section of our website at www.moneygram.com. Copies of these documents are also available in print to any stockholder who submits a request to MoneyGram International, Inc., 1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota 55416, Attention: Corporate Secretary. The Company intends to disclose any amendment to, or waiver from, our Code of Ethics by disclosing such information on our website.
Director Nominations
Due to the Capital Transaction, holders of our Series B Preferred Stock and Series B-1 Participating Convertible Preferred Stock (“Series B-1 Preferred Stock”) are entitled to certain rights with respect to representation on and observation of the Board of Directors and committees of the Board. See Equity Purchase Agreement under Item 13 to this Amendment to Annual Report on Form 10-K/A. There were no material changes to the procedures by which holders of our Common Stock may recommend nominees to our Board of Directors.
Audit Committee
The Board of Directors maintains a standing Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is currently comprised of Messrs. Teplin (Chair), Hay and Ruiz Montemayor.
The Audit Committee appoints our independent registered public accounting firm and assists the Board in monitoring the quality and integrity of our financial statements, our compliance with legal and regulatory requirements and the independence and performance of our internal auditor and our independent registered public accounting firm. From time to time, the Committee meets in executive session with our independent registered public accounting firm. The independent registered public accounting firm reports directly to the Committee.
The Board has determined that all members of the Audit Committee are financially literate under the listing standards of the New York Stock Exchange and that Albert M. Teplin, Chair of the Audit Committee, qualifies as an “audit committee financial expert” under the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, file reports of ownership and changes in ownership of our securities with the SEC and the New York Stock Exchange. Based on our records and written representations from reporting persons, we believe that all reports for directors and executive officers that were required to be filed were filed in 2007 on a timely basis, except for one Form 4 reporting one transaction that was filed late pertaining to Mr. Milne and one Form 4 reporting one transaction that was filed late pertaining to Mary A. Dutra.

Item 11. EXECUTIVE COMPENSATION
HUMAN RESOURCES AND NOMINATING COMMITTEE REPORT
The Human Resources and Nominating Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis section that follows and, based on such review and discussion, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to Annual Report on Form 10-K/A.
Respectfully Submitted,
Seth W. Lawry (Chair)
Scott L. Jaeckel
Jess T. Hay
COMPENSATION DISCUSSION AND ANALYSIS
Overview
During 2007 and until the closing of the Capital Transaction on March 25, 2008, the Human Resources Committee of our Board of Directors, comprised of Jess T. Hay, Judith K. Hofer, Linda Johnson Rice and Timothy R. Wallace, administered and made decisions regarding our executive compensation and benefit programs. After the closing of the Capital Transaction, the Company’s former Human Resources Committee and Corporate Governance and Nominating Committee were merged into the Human Resources and Nominating Committee which is comprised of the members set forth above. References to the “Committee” throughout the Compensation Discussion and Analysis are to the Human Resources Committee for periods prior to March 25, 2008 and to the Human Resources and Nominating Committee for periods after March 25, 2008.
The following discussion should be read in conjunction with the Summary Compensation Table and related tables and narrative disclosure under the caption “Executive Compensation” that describe the compensation of our Chief Executive Officer (“CEO”) and the other executive officers named in the Summary Compensation Table (together with the CEO, the “Named Executives”). The Named Executives for 2007 are Philip W. Milne, Chairman of the Board, President and CEO; David J. Parrin, Executive Vice President and Chief Financial Officer; Anthony P. Ryan, Executive Vice-President and Chief Operating Officer; William J. Putney, Executive Vice President and Chief Investment Officer; and Mary A. Dutra, Executive Vice President, Global Payment Processing & Settlement.
Generally, the objectives of our executive compensation and benefit program are to:
•	differentiate MoneyGram from our competitors in an effort to recruit, from a scarce talent pool, high-caliber experienced leaders and managers critical to our long-term success;

•	support the long-term retention of our Named Executives in order to maximize opportunities for teamwork, continuity of management and overall effectiveness;

•	encourage the highest level of performance and accountability for the overall success of MoneyGram;

•	support growth and long-term value creation for our stockholders; and

•	align compensation with short-term and long-term business and financial objectives.
Each element of our executive compensation and benefit program is designed to support and advance these general objectives.
As originally designed, our 2007 compensation and benefits program, which was established near the start of 2007, balanced the following key considerations:
•	Performance-based versus fixed compensation. The proportion of total compensation that is performance-based or “at risk” for our Named Executives is significant, reflecting the scope and level of the Named Executives’ responsibilities and their related ability to impact positively company results. We require that higher levels of compensation be based on a combination of successful company and individual performance.

•	Long-term versus annual compensation. The amount of at-risk compensation that is long-term rather than annual is also higher for our Named Executives than for other employees, because these leaders have a greater influence on MoneyGram’s strategic direction and long-term progress.

•	Cash versus equity compensation. We pay our executives in cash and equity to strike a balance between compensation that promotes stability and rewards for ongoing contributions (cash); and compensation that provides leverage, aligns our Named Executives’ interests with stockholders interests and rewards longer term performance (equity). We place lesser emphasis on the use of equity, but tie a portion of the value of cash compensation (performance-based stock units) to our stock price. In this way, we achieve stockholder alignment while managing stockholder dilution.
During 2007, we realized substantial net securities losses in our investment portfolio, which were negatively impacted by changes in the credit ratings of certain asset-backed securities or the underlying collateral supporting them. Those losses resulted in a material adverse impact on our financial results for 2007 and our capital. As a result, MoneyGram completed the Capital Transaction in the first quarter of 2008. As a result of the portfolio losses it became clear to the Committee in late 2007 that the Company-wide targets established by the Committee for most 2007 performance-based compensation would not be attained. Therefore, no awards were made to any members of our senior leadership team, which includes the Named Executives. In addition, a significant portion of the Named Executives’ compensation in previous years and 2007 was based on corporate equity. Thus, the losses had a significant impact on the Named Executives’ 2007 compensation.
The Committee carefully considered the narrow source of these substantial securities losses, the performance of our operating units without regard to the losses and the need to retain key operating personnel, and decided to award performance-based compensation to operating personnel (except as described above, to the senior leadership team, which includes the Named Executives) based on performance without regard to the financial impact of the portfolio losses. The amount of these operating personnel awards was generally 90% of the target incentive.
As a result of the Capital Transaction, it is contemplated that changes will occur to certain of MoneyGram’s compensation plans and to the Named Executives’ 2008 and future compensation. Additionally, effective April 8, 2008, Mr. Putney, a Named Executive for 2007, resigned as an officer of MoneyGram and its subsidiaries. For a description of Mr. Putney’s separation and consulting arrangements, see footnote 2 to the Potential Payments and Benefits upon Termination following a Change of Control table under Item 11 to this Amendment to Annual Report on Form 10-K/A below.
Roles of the Committee, Outside Compensation Advisor and Management in Compensation Decisions
The Committee ensures that our executive compensation and benefits program are consistent with our compensation philosophy and other corporate goals and makes decisions regarding our Named Executives’ compensation and, subject to final approval from the Board of Directors, our CEO’s compensation. It is responsible for approving the Named Executives’ base salaries, annual cash incentives and long-term incentives (together referred to as “Direct Compensation”) and analyzing other benefits and perquisites provided.
The Committee met four times during the fiscal year and conducted a comprehensive review of Named Executive compensation in February 2007. The Committee deliberated in executive session, without the presence of management or the Committee’s outside compensation advisor, Hewitt Associates, LLC (“Hewitt”), to determine the level of Direct Compensation for the CEO to be recommended to the Board of Directors. The Board of Directors completed an annual performance evaluation on Mr. Milne in February 2007 and reviewed other internal performance evaluations, a competitive market analysis and information provided by our human resources staff and Hewitt. For the other Named Executives, the Committee took into consideration, and gave considerable weight to, the recommendations of the CEO, based on Company and individual performance evaluations, competitive market data and feedback provided by our human resources staff and Hewitt.
Hewitt reported directly to the Committee and worked collaboratively, as directed by the Committee, with the Chair of the Committee and with management. Hewitt’s primary responsibilities included providing market data and interpretation, information on executive compensation best practices and trends and context for recommendations on executive compensation packages for the Named Executives. The Committee periodically evaluated Hewitt’s ability to provide independent advice and, for 2007, concluded that Hewitt was independent with regard to its service to the Committee because: (i) it reported directly to the Committee and the Committee could solicit advice and consultation without management’s direct involvement and (ii) its scope of service was primarily related to work requested by the Committee. The Committee was aware of instances when Hewitt provided information to management that was relevant to the compensation of employees other than Named Executives and believed such services were immaterial and did not compromise Hewitt’s independence.
Analytical Tools and Considerations for Setting Compensation
The Committee considered a variety of information in setting compensation, including competitive market data and the individual circumstances of the particular Named Executive, such as tenure, experience, individual performance and internal equity. Analytical tools used and our individual performance evaluation process are described in more detail below.

Tally Sheets
In February 2007, tally sheets were prepared and reviewed by the Committee for each Named Executive. The tally sheets set forth total Direct Compensation and benefits paid and potentially payable to each Named Executive, plus estimated pension benefits and aggregate equity holdings. While tally sheet review did not specifically influence the decisions the Committee made in setting Direct Compensation for Named Executives in 2007, the use of these tally sheets provided the Committee with a perspective on the total value of compensation and benefits for each Named Executive, including how these values change over time and in relation to changes in MoneyGram’s stock price.
Competitive Benchmarking
To ensure that our compensation programs are fair and competitive in the marketplace, the Committee reviewed and evaluated specific compensation levels for each Named Executive relative to market data on an annual basis. The analysis involved reviewing data from two sources: (1) a custom peer group and (2) broad-based executive compensation surveys.
The Committee reviewed compensation data from a custom peer group of 24 publicly traded companies that the Committee believed was representative of the executive talent pool for which we compete on the basis of industry focus, as well as scope of operations and geographic locale (the “Compensation Peer Group”). The market data reviewed in 2007 was adjusted to account for size differences between MoneyGram and the companies in the Compensation Peer Group. The adjustment used a revenue-based regression technique to compare MoneyGram’s fiscal 2006 revenue of $1.2 billion to that of the Compensation Peer Group, which had median revenue of $1.8 billion. With respect to Mr. Putney, the Committee used alternative industry-specific information for investment professionals when assessing the competitive market for his compensation.
The companies in the Compensation Peer Group included:

Advanta Corp.	ChoicePoint, Inc.	First Data Corporation*	The Toro Company
A.G. Edwards & Sons, Inc.	Citigroup, Inc.*	Global Payments, Inc.	U.S. Bancorp*
Advo, Inc.	Convergys Corporation	Jones Lang LaSalle	Wells Fargo & Co.*
Alberto-Culver Company	DST Systems, Inc.	Lawson Software
Alliant Techsystems, Inc.	eFunds Corporation	Marshall & Ilsley Corp.
American Express Company*	Equifax, Inc.	Polaris Industries
Ceridian Corporation	Fidelity National Info Svcs	Sabre Holdings Corp.
Chicago Mercantile Exchange, Inc.	Fiserv, Inc.	Synovis Financial Corp.

*	Data used from these companies was for positions in comparably sized business units (not corporate positions).
The Committee generally maintained the continuity of the Compensation Peer Group from year to year. However, changes in the composition of the group sometimes occurred as companies entered or exited the publicly traded marketplace, were involved in mergers and acquisitions, experienced significant downward results, changed in relative size or geography or in instances in which compensation data was otherwise unavailable. Changes were made to the 2007 Compensation Peer Group consistent with the Committee’s overall objectives described above. Specifically, the following changes were made:

Companies Added	Companies Removed
Advanta Corp.	Deluxe Corporation
Chicago Mercantile Exchange, Inc.	Church & Dwight
Choice Point, Inc.
eFunds Corporation
Jones Lang LaSalle
The Committee also considered the most current annual survey data provided by nationally recognized third-party executive compensation surveys. The surveys reflected a broad-based review of companies in the financial services industry, and more generally. As with the Compensation Peer Group, these survey results were adjusted for MoneyGram’s size. With respect to Mr. Putney, the Committee used investment industry surveys for benchmarking purposes.
Benchmarking Targets and Analysis
As part of its process to determine Named Executive’s compensation opportunity, the Committee reviewed a range of external compensation opportunity defined as the 50th and 75th percentile of the competitive benchmarking data for comparable functional roles. The Committee used these ranges as a guide when setting each individual Named Executive’s compensation opportunity. However, the placement of each Named Executive within this general range was set by the Committee based on experience and responsibilities, individual performance evaluations (described below) and input from the CEO (with respect to the Named Executives other than himself). The Committee also reviewed the relative value of each Named Executive within the Company, to align internal equity. The Committee may have positioned a Named Executive’s Direct Compensation outside of the range for competitive reasons. Whether a Named Executive achieved the full compensation opportunity depended on MoneyGram’s performance against the goals set by the Committee.
As a result of the Committee’s compensation decisions for 2007, total Direct Compensation opportunity for each Named Executive compared to the external ranges was as follows:

50-55th Percentile	60-65th Percentile	65-70th Percentile
Philip W. Milne	Anthony P. Ryan	David J. Parrin*
William J. Putney
Mary A. Dutra*

*	The position relative to market data excludes special awards of retention-based restricted stock to Mr. Parrin and Ms. Dutra, which the Committee considered to be outside the scope of their Direct Compensation opportunities.
Individual Performance Evaluations
The individual performance evaluation of the Named Executives is comprehensive and includes an assessment of the following key elements:
•	the Named Executive’s relative contribution towards the achievement of our financial and strategic objectives;

•	the Named Executive’s individual progress in core competency areas relevant to their responsibilities, such as leadership, communication, change management and innovation;

•	the Named Executive’s adherence to our corporate values, such as integrity, respect, teamwork, passion and courage; and

•	feedback on the Named Executive from his or her manager, peers, direct reports and other relevant internal and external contacts.
Elements of Compensation
For 2007, our executive compensation and benefits program consisted of these principal components:

Direct Compensation	Other Compensation
• Base salary	• Change of control severance agreements
• Annual cash incentives	• Non-qualified deferred compensation
• Long-term incentives	• Supplemental executive retirement plan
• 401(k) plan
• Welfare benefits
• Perquisites
2007 Mix of Compensation Opportunity
Each Named Executive’s Direct Compensation opportunity is allocated among various types of compensation based on our compensation philosophy. The table below illustrates how the primary components of the opportunity for Direct Compensation for our Named Executives in 2007 were allocated between performance and non-performance components, how the opportunity for performance-based compensation was allocated between annual and long-term components and how the opportunity for Direct Compensation was allocated between cash and equity. The Committee did not target a specific mix of compensation; rather, the percentages shown in the table below represent the outcome of the Committee’s deliberations when setting the various elements of total compensation opportunity.

2007 Fiscal Year Mix of Direct Compensation Opportunity

	Percent of Direct		Percent of Performance-Based		Percent of Direct
	Compensation that is:		Compensation that is:		Compensation that is:
	Performance-
Name	Based (1)	Fixed (2)	Annual (3)	Long-Term (4)	Cash Based (5)	Equity Based (6)
Philip W. Milne	63%	37%	30%	70%	65%	35%
David J. Parrin(7)	55	45	30	70	70	30
Anthony P. Ryan(8)	54	46	31	69	71	29
William J. Putney(9)	55	45	30	70	70	30
Mary A. Dutra(7)	47	53	40	60	78	22

(1)	Sum of annual cash incentives, performance-based stock units and stock options (valued using the Black-Scholes valuation methodology described in note 6 of the 2007 Grants of Plan-Based Awards Table below), divided by Direct Compensation.

(2)	Sum of base salary and retention-based restricted stock, divided by Direct Compensation.

(3)	Annual cash incentives divided by the sum of annual cash incentives and long-term incentives.

(4)	Long-term incentives divided by the sum of annual cash incentives and long-term incentives.

(5)	Sum of base salary, annual cash incentives and performance-based stock units, divided by Direct Compensation. Performance-based stock units are denominated in Company stock, and paid out in cash. As a result, it is considered cash compensation instead of equity compensation.

(6)	Sum of restricted stock and stock options, divided by Direct Compensation.

(7)	Mr. Parrin’s and Ms. Dutra’s special restricted stock grant made in February 2007 for retention purposes is not included in this table.

(8)	Numbers do not include an increase in Mr. Ryan’s base salary due to his promotion to Executive Vice President and Chief Operating Officer, which occurred on November 14, 2007.

(9)	Mr. Putney’s equity compensation opportunity included performance-based restricted stock.
2007 Compensation Target
The Committee established the following 2007 target compensation amounts for each Named Executive:

2007 Targeted Annual
Name	Compensation

Philip W. Milne	$3,150,000
David J. Parrin	1,125,928
Anthony P. Ryan	1,161,000
William J. Putney	1,078,140
Mary A. Dutra	663,100
The 2007 target amount was comprised of base salary, stock options, restricted stock, performance-based stock units and payouts under the MoneyGram International, Inc. Amended and Restated Management and Line of Business Incentive Plan (“annual cash incentive plan”). For Mr. Putney, the target amount also included performance-based restricted stock.
The 2007 target amounts differ from the amounts reflected in the Summary Compensation Table because:
•	the target amount includes an annual base salary number, while the Summary Compensation Table includes actual base salary paid for the calendar year;

•	the target amount assumes that annual incentive compensation and performance-based stock units are earned at the target award level, while the Summary Compensation Table reflects that no incentives were earned in 2007;

•	the target amount includes 2007 stock award grants valued on the basis of a Black-Scholes model on the grant date, while the Summary Compensation Table includes annual stock award expense; and

•	the target amount does not include any one-time restricted stock grants used for purposes of retention under special circumstances, while the Summary Compensation Table includes compensation expenses during the year attributable to all awards.

Base Salary
Base salary provides a level of competitive compensation necessary to attract and retain high quality talent. Base salary adjustments for our Named Executives are determined on an annual basis, in February, as well as at the time of a promotion or other change in responsibilities.
The Committee targeted the base salary for our Named Executives at the median (50th percentile) of the Compensation Peer Group, which reflected its belief that this competitive level of base pay was warranted, based on the demands placed on our Named Executives in view of MoneyGram’s aggressive growth strategy. Named Executives may be paid above or below the median depending on their individual performance and experience.
Base Salary Analysis
Base salary increases for our Named Executives were determined by the Committee based on competitive benchmarking data, CEO recommendations (other than for himself), individual performance evaluations and salary increase guidelines set by the Committee. Our 2007 salary increase guidelines, which were tied directly to individual performance, generally provided for annual salary increases from zero to seven percent. Exceptions to this general practice are determined by the Committee.
Adjustments to annual base salary rates for the Named Executives in 2007 are summarized below:

Name	2006	2007	Percent Increase
Philip W. Milne	$650,000	$725,000	11.5	(1)
David J. Parrin	356,000	375,580	5.5
Anthony P. Ryan	375,000	437,250	16.0	(2)
William J. Putney	342,500	361,338	5.5
Mary A. Dutra	280,000	295,400	5.5

(1)	Mr. Milne received an 11.5% base pay increase in February 2007 based on his outstanding contribution in leading MoneyGram to record results in earnings per share (+10.8%), revenue (+19.4%) and net income (+9.8%) in 2006. Mr. Milne also assumed the role of Chairman of the Board on January 1, 2007.

(2)	Mr. Ryan’s 2007 base salary increase was a result of a merit increase and a promotion. Mr. Ryan received a 6% merit increase to base salary in February 2007 based on his outstanding individual performance in leading the Global Payment Systems business segment to 26.5% revenue growth in 2006. In November 2007, Mr. Ryan was promoted to Executive Vice President and Chief Operating Officer, which resulted in a 10% increase to base salary.
Annual Cash Incentive
The annual cash incentive plan is designed to focus Named Executives on achieving our annual business goals, which, if achieved, support growth and the creation of fundamental value for MoneyGram. The Committee established a target award opportunity for each Named Executive that was expressed as a percentage of base salary paid during the applicable year. Annual incentive payments could exceed the targeted level, up to a maximum percentage of twice the annual target incentive level, if performance exceeded targeted levels, and could decrease to zero if performance fell below minimum levels. Actual incentive awards depended on achievement of annual performance goals established by the Committee for MoneyGram or the relevant business segment, and overall individual performance. The Committee, with input from the CEO, determined the split between corporate and business segment objectives for each Named Executive in order to place the appropriate focus on desired results and key initiatives in any year.
The Committee reviewed annual incentive targets to maintain the competitiveness of our executive compensation program within our market for talent. In 2007, the Committee increased annual incentive targets for Mr. Milne (from 90% to 100%) and Messrs. Parrin, Ryan and Putney (from 55% to 60%), based on its review of the competitive market.
Due to the substantial losses in our investment portfolio during 2007 as described above, the annual cash incentive financial objectives were not attained. Consequently, the Named Executives did not earn an annual cash incentive payout in respect of 2007.

The Committee determined the 2007 target award opportunity and the performance objective mix for each Named Executive under the annual cash incentive plan as follows:

	Target Opportunity	Performance Objective Mix
Name	(% of Base Earnings)	Overall Corporate	Business Segment
Philip W. Milne	100%	100%	0%
David J. Parrin	60%	100%	0%
Anthony P. Ryan	60%	30%	50%Global Funds Transfer
			20%Payment Systems
William J. Putney	60%	100%	0%
Mary A. Dutra	50%	100%	0%
Performance Metrics and Objectives
Prior to the beginning of the fiscal year, the Committee set the annual cash incentive plan performance objectives for 2007. The performance objectives for 2007 were:

MoneyGram Corporate & Global Funds Transfer Business Segment	Payment Systems Business Segment
• Earnings per share — 60% weighted	• Earnings per share — 40% weighted
• Net revenue — 15% weighted	• Net revenue — 15% weighted
• Cash flow — 15% weighted	• Cash flow — 15% weighted
• Other goals — 10% weighted	• Other goals — 30% weighted
Other goals consisted of key strategic and business segment initiatives as follows:

Corporate	Global Funds Transfer	Payment Systems
Successful implementation of the next phase of the enterprise risk management process Successful recruitment of key strategic leadership positions Continued compliance with Sarbanes-Oxley	Gross revenue new products target: $5,850,000	New revenue sources (15% weighted) target: $4,700,000 Customer balances from new official check customers (15% weighted) target: $450,000,000
Analysis and Committee Assessment of Performance
In 2007, the key financial objectives at the corporate and business segment levels and the potential payouts for achieving those objectives appear below. The Committee determined that no incentives were earned in 2007.
Corporate Objectives — Potential Payout as a Percent of Target (in thousands, except per share data)

	50%	100%	200%
Earnings per share	$1.43	$1.50	$1.56
Net revenue	$628,117	$656,033	$697,908
Cash flow	$171,439	$180,893	$189,471
Other (see objectives described above)	—	—	—
Global Funds Transfer Segment Objectives — Potential Payout as a Percent of Target (in thousands, except per share data)

	50%	100%	200%
Earnings per share	$1.29	$1.34	$1.39
Net revenue	$543,057	$567,218	$603,459
Cash flow — Consolidated	$171,439	$180,893	$189,471
Other (see objectives described above)	—	—	—
Payment Systems Segment Objectives — Potential Payout as a Percent of Target (in thousands, except per share data)

	50%	100%	200%
Earnings per share	$0.29	$0.30	$0.32
Net revenue	$84,412	$88,167	$93,800
Cash flow — Consolidated	$171,439	$180,893	$189,471
Other (see objectives described above)	—	—	—

2008 Changes to Annual Cash Incentive Plan
On March 24, 2008, the Board of Directors of MoneyGram amended and restated the annual cash incentive plan. The plan, as amended and restated, will allow the Committee to establish performance goals that will determine maximum annual incentive bonuses which may be paid to the Company’s executives, while maintaining the deductibility of annual bonuses payable to senior executives whose compensation is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code’). The amendment authorizes the Committee to establish a limit on the annual bonus to be paid to each participant in the annual cash incentive plan based on performance goals selected from those included in the stockholder-approved MoneyGram International, Inc. 2005 Omnibus Incentive Plan (the “Omnibus Plan”). The amendment also gives the Committee the ability, in its discretion, to pay bonuses less than the established limits based on factors that the Committee determines.
Long Term Incentives
Components and Objectives
We grant long-term incentive awards to our Named Executives as a part of our overall compensation package. Long-term compensation is comprised of both cash and equity awards. In 2007, the long-term incentive awards were targeted to deliver 35% in cash and 65% in equity allocated among these three components: stock options, performance-based stock units and retention-based restricted stock. In addition, in February 2007, the Committee granted performance-based restricted stock to Mr. Putney, the Executive Vice President and Chief Investment Officer, and the key members of MoneyGram’s investment staff.
•	Stock options. Stock options are intended to align management’s goals with the goals of stockholders and focus our Named Executives on delivering sustainable long-term growth. The grant of stock options directly links a portion of each Named Executive’s compensation to the behaviors and financial performance that we believe drive stock price appreciation. If our share price does not rise during the term of the option, the portion of a Named Executive’s total compensation opportunity reflected by stock options will not be realized. Because we view this alignment as a critical way to reinforce value delivery to stockholders, a large portion of overall long-term incentive value is delivered in stock options.

•	Performance-based stock units. The MoneyGram International, Inc. Performance Unit Incentive Plan (the “performance-based stock unit plan”) is intended to focus our Named Executives’ efforts on certain strategic, financial or operational goals that must be achieved over longer periods of time in order for them to receive the value of the units. Awards are denominated in units of Common Stock, but if earned, awards are paid in cash. The performance periods and performance goals were established by the Committee. The performance periods were not less than two, nor more than five, years. The performance units were designed to have a range of potential payouts based on actual performance relative to the financial goals. The Committee set threshold, target and maximum levels of growth in earnings per share and operating income from continuing operations for the applicable performance period. Pro-rata awards may be earned in the range between threshold and maximum. In February 2007, Named Executives received a maximum payout for the 2005-2006 performance period (described in greater detail below). In addition, performance units were granted in February 2007 and designated for the 2007-2009 performance period, whereby the Named Executives will earn the target payout if we achieve compounded annual growth rates over a three-year period for earnings per share and operating income of 10% and 11%, respectively. Results in 2006 provided the baseline for the growth objectives of the February 2007 awards. The targets disclosed below, including threshold, target and maximum amounts, should not be interpreted as MoneyGram providing financial guidance, nor updating any prior guidance of our future performance, by reference to these ranges.

	Threshold	Target	Maximum
Earnings per share (percent increase)	5%	10%	15%
Operating income (percent increase)	6%	11%	17%
•	Retention-based restricted stock. The objective of retention-based restricted stock is to reward Named Executives for maintaining fundamental value and for continuing in service with MoneyGram. Retention-based restricted stock awards require Named Executives to be continuously employed for an extended period of time. Retention-based restricted stock vests, and all restrictions lapse, on the third anniversary of its grant date, provided the Named Executive remains employed by MoneyGram. This is intended to promote retention of a stable executive management team, which helps MoneyGram operate effectively.

•	Performance-based restricted stock. The use of performance-based restricted stock is intended to focus certain of our Named Executive’s efforts on certain strategic, financial or operational goals that must be achieved in order to receive the value of the stock. Performance-based restricted stock was introduced in 2006 for the executives responsible for our investment portfolio in order to directly link a portion of their compensation to investment portfolio results, a methodology that the Committee believed was more reflective of the manner in which investment portfolio managers are compensated elsewhere. Awards may be earned annually, based on the extent to which the net interest margin threshold established in

MoneyGram’s financial plan is achieved or exceeded. However, awards that have been earned are also subject to three year time-vesting restrictions for payment, thereby requiring ongoing employment with MoneyGram in order to achieve the full value of the award.
The Named Executives were granted the following long-term compensation in 2007:

		Performance-Based	Retention Based	Performance-Based
Name	Stock Options(1)	Stock Units(2)	Restricted Stock(3)	Restricted Stock(3)
Philip W. Milne	62,500	25,110	16,560	—
David J. Parrin	19,300	7,760	15,110	—
Anthony P. Ryan	19,300	7,760	5,110	—
William J. Putney	6,900	7,390	4,870	9,740
Mary A. Dutra	8,100	3,250	6,140	—

(1)	For details regarding vesting of the stock options, see Executive Compensation — Outstanding Equity Awards at December 31, 2007 under this Item 11 of this Amendment to Annual Report on Form 10-K/A.

(2)	For details regarding these grants, see Executive Compensation — 2007 Grant of Plan-Based Awards under this Item 11 of this Amendment to Annual Report on Form 10-K/A.

(3)	For details regarding these grants, see Long Term Incentives — Components and Objectives above.
Analysis and Committee Assessment of Performance
The Committee allocated awards among the long-term incentive components (using an option pricing valuation methodology for stock options and similar present valuation techniques for performance-based stock units, retention-based restricted stock and performance-based restricted stock) as follows:

Long-term Incentive Opportunity Mix—
Named Executives (other than Mr. Putney)	Long-term Incentive Opportunity Mix—Mr. Putney
40% stock options	15% stock options
35% performance-based stock units	35% performance-based stock units
25% retention-based restricted stock	25% retention-based restricted stock
25% performance-based restricted stock
Although the mix among these components is targeted at the levels described above, the actual allocation is based on the Committee’s discussion of the individual facts and circumstances of each Named Executive. In February 2007, Mr. Parrin and Ms. Dutra were awarded special restricted stock grants of 10,000 and 4,000 shares, respectively, specifically for retention purposes. These awards have the same terms as the Company’s other retention-based restricted stock, which vests on the third anniversary of its grant date. Special awards are considered outside of the process for determining the annual long-term mix of compensation.
Results and payout under the performance-based stock unit plan:
2005-2007 performance-based stock unit plan — Financial Targets (in thousands, except per share data)

	Minimum	Target	Maximum
Earnings Per Share (70% weighted)	$1.06	$1.19	$1.26
Net Revenue (30% weighted)	$525,683	$559,083	$562,713
Due to substantial losses in our investment portfolio during 2007 as described above, the performance-based stock unit financial objectives for the 2005-2007 performance period were not attained. Consequently, the Named Executives did not earn a payout in respect of that performance period.
Results and payout for performance-based restricted stock granted to Mr. Putney:
Performance-based restricted stock granted in 2007 — Financial Targets

	Minimum	Target	Maximum
Net Interest Margin	1.64%	1.74%	1.84%
Due to substantial losses in our investment portfolio during 2007 as described above, the performance-based restricted stock financial objectives for 2007 were not attained. Consequently, no payout of performance-based restricted stock was made to Mr. Putney in respect of 2007.

Stock Ownership Guidelines
Stock ownership guidelines were adopted in 2005 to further align the interests of approximately 15 of our top executives with those of our stockholders. Under the guidelines, certain executives are expected to acquire and hold Common Stock with a value equal to a multiple of their base salary as determined by their position. The guidelines require stock ownership with a value of five times base salary for the CEO, three times base salary for all executives reporting to the CEO and 1.5 times base salary for other executives. Because the guidelines are set in dollars as a multiple of salary, and not as a number of shares, guideline compliance is sensitive to changes in our stock price. For purposes of these guidelines, stock ownership includes shares over which the executive has direct or indirect ownership or control, including shares held in the executive’s 401(k) plan, restricted stock, performance-based restricted stock when earned and stock units, but does not include unexercised stock options. Executives are expected to make meaningful progress toward achieving their ownership guidelines within five years of becoming subject to the guidelines. In the event that an executive has not achieved the guideline within the five-year period, the Committee may, in its discretion, require the executive to retain all or a portion of the shares delivered to the executive through MoneyGram’s incentive compensation plans until the requisite stock ownership is met. The Committee reviewed compliance with the stock ownership guidelines on an annual basis. Although our executives had previously met or made meaningful progress according to the ownership guidelines, as a result of adverse business conditions and a related decline in our stock price in 2007, none of our executives are presently in compliance with their ownership guideline. However, all of the executives are within the initial five year window established by the guidelines.
MoneyGram has policies and procedures for transactions in MoneyGram securities that prohibit officers and directors from engaging in any transaction in which they may profit from short-term speculative swings in the value of MoneyGram securities, including “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future), “short sales against the box” (selling owned, but not delivered securities) and hedging transactions. In addition, this policy is designed to ensure compliance with all insider trading rules.
Other Compensation and Benefits
A portion of the Named Executives’ compensation includes other market competitive non-variable compensation and benefits. These programs help us effectively recruit and retain high caliber talent, compete for talent with other companies that commonly offer similar programs and maximize the time that a Named Executive has available to focus on our business. For more information on the specific plans under which our compensation and benefits are delivered, see Executive Compensation — Retirement Plans and Executive Compensation — Deferred Compensation Plans under this Item 11 to this Amendment to Annual Report on Form 10-K/A.
These programs were reviewed periodically by the Committee to evaluate their competitiveness. In 2007, the Committee engaged Hewitt to assess our non-qualified benefit plans and perquisites, relative to our peer group of companies and general industry. As a result of the review, and in consideration of the fact that many of these plans were legacy plans that were in place at the time of the Spin-Off and continue to serve as retention vehicles for the Company, the Committee concluded that these benefit plans and perquisites were competitive as designed, and did not need modification or further review at this time.
Retirement Benefits and Deferred Compensation
A principal objective of our retirement income and deferred compensation plans is to help ensure that our Named Executives are financially prepared to transition from active employment. The timely and orderly transition of our Named Executives is an essential element of our succession plan. Much of each Named Executive’s total compensation is dependent on MoneyGram’s performance or our stock’s performance, which may be variable. Without these arrangements, it may be difficult for each Named Executive to be certain of adequate capital accumulation to be financially prepared to leave the workforce at the appropriate time. Additionally, such plans compensate and reward each Named Executive for tenure with MoneyGram, which in turn benefits our stockholders.

Our retirement benefits and deferred compensation plans consist of the following:
•	the MoneyGram International, Inc. 401(k) Plan (the “401(k) plan”);

•	the MoneyGram Pension Plan (the “pension plan”);

•	the MoneyGram Supplemental Pension Plan (the “supplemental pension plan”); and

•	the MoneyGram International, Inc. Deferred Compensation Plan (the “deferred compensation plan”).
Each of these plans is discussed in Executive Compensation — Retirement Plans and Executive Compensation — Deferred Compensation Plans under this Item 11 to this Amendment to Annual Report on Form 10-K/A.
Perquisites
The objective of our perquisites program is to provide certain benefits that help recruit and retain Named Executives and help them to be healthier, more secure and safe and to minimize personal distractions that may affect the time available to devote to our business. The perquisites that each of our Named Executives is eligible for, but may not have received, include:

Executive Benefit	Description
Financial planning services	$10,750 annually
Car allowance	$14,400 annually for CEO; $9,600 for each other Named Executive
Executive health exam	$1,225 annually
Health club dues subsidy	Reimbursement up to $1,000 annually
Country club dues	Annual reimbursement ranging from $4,360 to $89,935*
Spousal travel	One time annually related to business purpose
Home security system and maintenance — CEO only	$4,740, varies annually
Personal use of company aircraft	For CEO, up to 25 hours of personal travel annually and
additional time upon approval of the Chair of the Committee;
as well as tax reimbursement for imputed income. For each
other Named Executive, based on discretion of CEO.

*	Included $75,000 one time initiation fee for CEO
Additional information on the value of perquisites offered to each Named Executive in 2007, as well as the valuation methods for such perquisites, can be found in Executive Compensation — Summary Compensation Table under this Item 11 to this Amendment to Annual Report on Form 10-K/A.
Change of Control Severance Benefits
The objective of our severance benefits is to provide financial protection in the event of a change of control or other termination that could disrupt the careers of our Named Executives. We believe that severance benefits alleviate our Named Executives’ concerns over possible loss of employment in the event of a change of control or other termination and allow the Named Executives to focus instead on corporate performance and maximizing value for the benefit of our stockholders. Severance benefits provide an economic means for our Named Executives to transition from MoneyGram employment.
The Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (the “executive severance plan”) is traditionally how MoneyGram provided change of control severance benefits to the Named Executives. In February 2007, the Committee reviewed tally sheets presenting the total compensation for each Named Executive, including the calculation of change of control severance benefits under the executive severance plan. These benefits are believed to be competitive with general industry norms.
In connection with the Capital Transaction, certain amendments were made to the executive severance plan. First, the Committee determined that the Capital Transaction did not constitute a change of control under certain compensation plans of the Company, including, without limitation, the executive severance plan. Additionally, the amendments made to the executive severance plan deleted the rights of Named Executives to voluntarily terminate employment without good reason (as defined in the executive severance plan) and receive benefits. Consequently, an additional plan, the MoneyGram International, Inc. Special Executive Severance Plan (Tier I) (the “special severance plan”), was adopted to provide severance benefits to the Named Executives if the Named Executive’s employment were terminated under certain circumstances following the closing of the Capital Transaction. For a description of our change of control and severance benefits and the changes to the benefits as a result of the Capital Transaction, see Executive Compensation — Payments Upon Termination and Change of Control under this Item 11 to this Amendment to Annual Report on Form 10-K/A.

The executive severance plan covers all Named Executives and certain other executives. The special severance plan covers all Named Executives (other than Mr. Putney) and certain other executives. Participation by an executive in either plan requires approval by the Committee.
Funding Limits
An annual incentive funding limit is established for each Named Executive based on net income from continuing operations for MoneyGram or the relevant business segment. Once the formula has been applied, the Committee could adjust the actual incentive amounts in accordance with the annual cash incentive plan but not in excess of the funding limit for Named Executives. The Committee did not exercise any discretion to adjust actual incentives for Named Executives upward or downward in 2007.
Policy for Deductibility of Compensation
Our ability to deduct compensation expense for federal income tax purposes is subject to the limitations of Section 162(m) of the Code. Section 162(m) of the Code limits deductibility to $1 million for certain executive officers unless certain conditions are met. To date, we have designed and administered our executive compensation and benefit program so that all compensation paid by MoneyGram to the Named Executives qualified as deductible compensation expense. Although the Committee was mindful of the limitation imposed by Section 162(m) of the Code, it also recognized that in subsequent periods facts and circumstances may render compliance with those limitations inappropriate, at odds with the best interests of MoneyGram or out of step with then prevailing competitive market conditions. In such event, the Committee’s priority appropriately would be protection of MoneyGram’s best interests rather than compliance with the technical limitations imposed by the Code. For 2007, all compensation expenses were deductible in compliance with Section 162(m) of the Code.
Other Agreements
Each of the Named Executives has entered into an Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (“Agreement”). Under this Agreement, each Named Executive agrees to confidentiality and non-disparagement obligations that extend indefinitely. In addition, under this Agreement, each Named Executive agrees to non-competition provisions that extend for twelve months following termination of employment for most competitors and extend 24 months for specific named competitors including First Data Corporation and Western Union. The Agreements also prohibit any solicitation of our employees or customers for twelve months. The non-competition and non-solicitation restrictions do not apply if a Named Executive’s employment is terminated involuntarily without cause following a change of control (as defined in the executive severance plan).
Clawbacks
Each plan affecting Direct Compensation provides that the Committee may seek reimbursement of incentives paid to a Named Executive if after payment it is determined that the Named Executive engaged in misconduct, acted in a manner significantly contrary to MoneyGram’s interest or breached a non-competition agreement. To date, the Committee has not exercised this right with respect to any plan award previously paid.

EXECUTIVE COMPENSATION
The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis above, which sets forth the objectives of MoneyGram’s executive compensation and benefit program.
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Philip W. Milne (7)	2007	714,039	—	587,238	530,989	—	365,862	351,777	2,549,905
President, Chief	2006	642,692	—	684,382	309,567	2,630,700	233,581	308,770	4,809,692
Executive Officer and Chairman of the Board
David J. Parrin	2007	370,308	—	241,771	166,214	—	88,278	99,041	965,612
Executive Vice	2006	351,485	—	142,608	96,447	748,000	56,432	83,800	1,478,772
President and Chief Financial Officer
Anthony P. Ryan	2007	395,723	—	277,806	147,702	—	96,574	71,525	989,330
Executive Vice	2006	353,854	—	264,817	78,871	671,010	62,216	68,923	1,499,691
President and Chief Operating Officer
William J. Putney	2007	356,266	—	298,103	102,828	—	103,013	57,276	917,486
Executive Vice	2006	338,069	—	193,368	76,132	653,710	69,250	73,878	1,404,407
President and Chief Investment Officer
Mary A. Dutra	2007	291,253	—	224,501	86,512	—	194,311	54,282	850,859
Executive Vice President, Global Payment Processing & Settlement

(1)	The following amounts were deferred pursuant to the deferred compensation plan and are reported in the 2007 Nonqualified Deferred Compensation table below: Mr. Milne, $28,561 for 2007 and $32,135 for 2006; Mr. Parrin, $17,574 for 2006; Mr. Ryan, $19,786 for 2007 and $17,693 for 2006; Mr. Putney, $16,903 for 2006; and Ms. Dutra, $14,563 for 2007.

(2)	During 2006 and 2007, MoneyGram awarded bonuses solely based on MoneyGram’s achievement of certain performance targets established under incentive plans. Accordingly, bonus amounts, if any, are recorded under the Non-Equity Incentive Plan Compensation column of this table.

(3)	Includes amounts for stock awards and stock options granted in 2003, 2004, 2005, 2006 and 2007 to the extent the vesting period for such grants fell in 2007 or 2006, respectively. The amounts in these columns exclude estimated forfeitures. Refer to Footnotes 2 and 13 of Item 8 of MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for our policy and assumptions made in the valuation of share-based payments. Due to the losses in our investment portfolio during 2007 as previously described, the 2007 performance-based restricted stock financial objectives were not attained. Consequently, Mr. Putney did not earn a payout of performance-based restricted stock in 2007.

(4)	Non-equity incentive plan compensation represents awards earned during 2007 and 2006, respectively, in recognition of achievement of performance goals under the annual cash incentive plan and the performance-based stock unit plan. Due to the losses in our investment portfolio during 2007 as previously described, the financial objectives under the annual cash incentive plan for 2007 and the performance-based stock unit plan for the 2005-2007 performance period were not attained. Consequently, the Named Executives did not earn an annual cash incentive plan payout or performance-based stock unit payout in 2007. The following amounts were earned based on achievement of the performance goals at the maximum level for 2006, respectively: Mr. Milne, under the annual cash incentive plan, $1,156,800 and under the performance-based stock unit plan, $1,473,900; Mr. Parrin, under the annual cash incentive plan, $386,600 and under the performance-based stock unit plan, $361,400; Mr. Ryan, under the annual cash incentive plan, $389,200 and under the performance-based stock unit plan, $281,810; Mr. Putney, under the annual cash incentive plan, $371,900 and under the performance-based stock unit plan, $281,810.

(5)	This column represents both changes in pension value for the Named Executives and above market earnings on deferred compensation. The changes in pension values (pension plan and supplemental pension plan) were as follows: Mr. Milne, $365,044 for 2007 and $231,999 for 2006; Mr. Parrin, $87,942 for 2007 and $56,391 for 2006; Mr. Ryan, $96,574 for 2007 and $62,178 for 2006; Mr. Putney, $102,610 for 2007 and $69,103 for 2006; and Ms. Dutra, $194,311 for 2007.

“Above market earnings” is defined as the difference between the interest rate paid by MoneyGram and 120% of the applicable federal long term rate. The above market earnings on deferred compensation were as follows: Mr. Milne, $818 for 2007 and $1,582 for 2006; Mr. Parrin, $336 for 2007 and $41 for 2006; Mr. Ryan, $38 for 2006; and Mr. Putney, $403 for 2007 and $147 for 2006. For Messrs. Milne and Putney, above market earnings in 2006 included amounts earned under the deferred compensation plan and a Viad deferred compensation plan assumed by MoneyGram (the “Viad deferred compensation plan”). For 2007 and beyond, all amounts are earned under the deferred compensation plan because the Viad accounts were merged into the deferred compensation plan because the Viad accounts were merged into the deferred compensation plan.

(6)	For a breakdown of the components which comprise all other compensation for the Named Executives, refer to the table entitled “2007 Details Behind All Other Compensation Column” immediately below.

(7)	MoneyGram entered into an employment agreement with Mr. Milne effective July 1, 2005, as amended and restated on November 5, 2007. The three year term of the agreement expires on July 1, 2008, but is automatically renewable for one year increments. The agreement provides that Mr. Milne’s base salary shall be reviewed at least once annually by the Human Resources and Nominating Committee, with recommended changes to be approved by the Board of Directors. The agreement also provides that Mr. Milne is eligible to participate in the annual cash incentive plan and the performance-based stock unit plan, and is eligible for certain perquisites as described below and in Compensation Discussion and Analysis-Perquisites under this Item 11 of this Amendment to Annual Report on Form 10-K/A. See Executive Compensation — Payments Upon Termination and Change of Control under this Item 11 of this Amendment to Annual Report on Form 10-K/A for a description of severance and other benefits payable to Mr. Milne upon termination for a variety of reasons.
2007 DETAILS BEHIND ALL OTHER COMPENSATION COLUMN

		Perquisites	Registrant
		and	Contributions to
		Other	Defined
		Personal	Contribution	Insurance	Tax
Name	Year	Benefits ($)(1)	Plans ($)(2)	Premiums ($)(3)	Reimbursements($)(4)	Other ($)(5)	Total ($)
Philip W. Milne	2007	230,067	13,500	60	56,496	51,654	351,777

David J. Parrin	2007	61,420	13,500	60	15,977	8,084	99,041

Anthony P. Ryan	2007	25,929	13,500	60	6,753	25,283	71,525

William J. Putney	2007	28,653	13,500	60	6,100	8,963	57,276

Mary A. Dutra	2007	20,010	13,500	60	5,697	15,015	54,282

(1)	The Named Executives received the following perquisites in 2007:
•	annual car allowance for each Named Executive;

•	annual financial counseling services for each Named Executive;

•	annual reimbursement for health club membership for each of Mr. Parrin and Ms. Dutra;

•	annual executive physical examination for each of Messrs. Milne and Putney;

•	reimbursement of country club membership fees or dues for each of Messrs. Milne, Parrin, Ryan and Putney, which includes all dues and costs of membership; and

•	once a year, we invite spouses of Named Executives to accompany them to a Board meeting resulting in a personal travel benefit.
In addition to the foregoing perquisites, Mr. Milne received the following in 2007:
•	The Company reimbursed Mr. Milne for $89,936 of country club membership and dues. This amount included a one-time initiation fee of $75,000.

•	The Company provided maintenance for Mr. Milne’s home security system. This perquisite is provided in accordance with the terms of Mr. Milne’s employment agreement.

•	Under MoneyGram’s policies and the terms of Mr. Milne’s employment agreement, he is entitled to personal use of our aircraft. Mr. Milne received 29 hours of personal aircraft travel valued at $86,514. Such amount was calculated using the aggregate incremental cost method and based on the variable operating costs to MoneyGram of such travel, including fuel costs, mileage, landing fees, flight planning, crew travel expenses and other miscellaneous variable costs. Fixed costs which do not change based on usage, such as pilot salaries and the cost of the corporate aircraft, are excluded.

•	MoneyGram pays 100% of the premiums for Mr. Milne’s medical and dental plans. Such plans provide 100% coverage to Mr. Milne, his spouse and dependents up to age 25. The amount included in this column represents the premiums paid by MoneyGram on Mr. Milne’s behalf.
In addition to the foregoing perquisites, Mr. Parrin received, with the approval of the CEO, 11.7 hours of personal aircraft travel valued at $31,040. Such amount was calculated in the same manner described above.
(2)	The 401(k) plan allows employees to defer up to 50% of eligible compensation on a pre-tax basis subject to federal tax law limits. MoneyGram matches 100% of the first three percent and 50% of the next two percent of compensation deferred. The 401(k) plan also gives the Board of Directors the right to grant an annual discretionary profit sharing contribution. In February 2008, the Board approved a discretionary contribution of two percent of compensation related to 2007.

In 2007, the following amounts were received as matching contributions pursuant to the 401(k) plan: Messrs. Milne, Parrin, Ryan and Putney and Ms. Dutra, $9,000. Each of the Named Executives received profit sharing contributions of $4,500 pursuant to the 401(k) plan.

(3)	Represents premiums paid by MoneyGram in 2007 for life insurance covering each of the Named Executives.

(4)	Represents tax reimbursements paid to each of the Named Executives associated with financial planning services, spousal travel and executive physical examinations in 2007. In addition, Mr. Milne and Mr. Parrin received tax reimbursement attributable to taxes they incurred for personal use of our aircraft of $47,707 and $11,586 respectively, in 2007.

(5)	The deferred compensation plan was established for executives and other select employees who are limited as to the amount of deferrals allowed under the 401(k) plan or are limited by federal tax law as to the amount of profit sharing contributions that may be allocated to them. In addition, the deferred compensation plan allows selected participants to defer the receipt of salary and incentive payments. At MoneyGram’s discretion, employees may be granted matching credits with respect to compensation and incentive pay deferrals on a dollar-for-dollar basis, up to four percent of eligible compensation. In 2007, the deferred compensation plan was amended to incorporate the deferred compensation obligations under the Viad deferred compensation plan for MoneyGram employees assumed by MoneyGram in connection with the Spin-Off.

The Named Executives received the following matching contributions pursuant to the deferred compensation plan contributed by MoneyGram: Mr. Milne, $28,561; Mr. Parrin, $0; Mr. Ryan, $15,829; Mr. Putney, $0; and Ms. Dutra, $11,650. In addition, the Named Executives received the following supplemental profit sharing contributions pursuant to the deferred compensation plan paid by MoneyGram: Mr. Milne, $9,781; Mr. Parrin, $2,906; Mr. Ryan, $3,414; Mr. Putney, $2,625; and Ms. Dutra, $1,325.

Each of the Named Executives also received dividends paid on restricted stock at the same rate as paid on Common Stock, which are not included in the grant date fair value of such restricted stock. Specifically, Mr. Milne received $13,312 in 2007.

     The following table summarizes the 2007 grants of equity and non-equity plan-based awards.
2007 GRANTS OF PLAN-BASED AWARDS

									All
									Other
									Stock	All			Grant
									Awards:	Other		Closing	Date
									Number	Option		Price	Fair
									of	Awards:	Exercise	of	Value
						Estimated Future Payouts			Shares	Number	or	Company	Of
			Estimated Future Payouts			Under Equity Incentive Plan			of	of	Base	Stock	Stock
			Under Non-Equity Incentive			Awards*			Stock	Securities	Price of	on	And
			Plan Awards			Threshold	Target	Maximum	or	Underlying	Option	Grant	Option
	Grant		Threshold	Target	Maximum	(# of	(# of	(# of	Units	Options	Awards	Date	Awards
Name	Date(1)		($)	($)	($)	Shares)	Shares)	Shares)	(#)*	(#)*	($/Sh)(5)	($/Sh)(5)	($)(6)
Philip W. Milne	02/15/2007**	(2)	191,464	382,928	765,855
			(12,555 units)	(25,110 units)	(50,220 units)
	02/15/2007***	(3)	357,020	714,039	1,428,077
	02/15/2007								16,560		29.2450	29.27	484,297
	02/15/2007									62,500	29.2450	29.27	728,125

David J. Parrin	02/14/2007**	(2)	59,170	118, 340	236,680
			(3,880 units)	(7,760 units)	(15,520 units)
	02/14/2007***	(3)	111,093	222,185	444,370
	02/14/2007								15,110		29.2550	29.30	442,043
	02/14/2007									19,300	29.2550	29.30	224,845

Anthony P. Ryan	0214/2007**	(2)	59,170	118,340	236,680
			(3,880 units)	(7,760 units)	(15,520 units)
	02/14/2007***	(3)	118,717	237,434	474,868
	02/14/2007								5,110		29.2550	29.30	149,493
	02/14/2007									19,300	29.2550	29.30	224,845

William J. Putney	02/14/2007**	(2)	56,349	112,698	225,395
			(3,695 units)	(7,390 units)	(14,780 units)
	02/14/2007***	(3)	106,880	213,760	427,500
	02/14/2007(4)					487	4,870	9,740			29.2550	29.30	284,943
	02/14/2007								4,870		29.2550	29.30	142,472
	02/14/2007									6,900	29.2550	29.30	80,385

Mary A. Dutra	02/14/2007**	(2)	24,781	49,563	99,125
			(1,625 units)	(3,250 units)	(6,500 units)
	02/14/2007***	(3)	72,814	145,627	291,254
	02/14/2007								6,140		29.2550	29.30	179,626
	02/14/2007									8,100	29.2550	29.30	94,365

*	Denotes awards granted pursuant to the Omnibus Plan

**	Denotes awards granted pursuant to the performance-based stock unit plan and the Omnibus Plan

***	Denotes awards granted pursuant to the annual cash incentive plan and the Omnibus Plan

(1)	The grant date of all equity awards, other than those for the CEO, is the date of the Committee meeting at which such award is approved. The grant date of all equity awards for the CEO is the date of the Board of Directors meeting at which such award is ratified.

(2)	Represents a grant in 2007 under the performance-based stock unit plan for performance in 2007 through 2009 and payable in 2010. The performance units are denominated in shares of Common Stock (excluding dividends). The first number in each column represents the dollar value of the performance-based stock unit plan payout, assuming the value of our Common Stock is $15.25 per share, the average of the high and low sales prices of the Common Stock on December 31, 2007. For a description of the performance-based conditions for grants under the performance-based stock unit plan, see Long-Term Incentives — Components and Objectives — Performance-based stock units under this Item 11 to this Amendment to Annual Report on Form 10-K/A.

(3)	As previously discussed, no payment was earned under the annual cash incentive plan for 2007 performance, which is also reflected in “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)	Represents an award of performance-based restricted stock to Mr. Putney. Due to the losses in our investment portfolio during 2007 described above, the financial objectives for 2007 were not attained. Consequently, no payout of performance-based restricted stock was made to Mr. Putney for 2007.
(5)	All options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant. Fair market value is defined under the Omnibus Plan as the average of the high and low sales prices of the Common Stock on the New York Stock Exchange as reported in the consolidated transaction reporting system on the grant date or, if such Exchange is not open for trading on such date, on the most recent preceding date when such Exchange is open for trading.

(6)	Represents the aggregate fair value at the date of grant as measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123R”). For stock awards, the SFAS 123R value is the average of the high and low sales price of our Common Stock on the date of grant. The SFAS 123R value for option awards is determined using the Black Scholes valuation methodology. Under this methodology, a fair value of $11.65 per option was assigned to the options granted in 2007. Refer to Footnotes 2 and 13 of Item 8 of MoneyGram’s Annual Report on Form 10-K for the year ended December 31, 2007 for our policy and assumptions made in the valuation of share-based payments.

The following tables summarize the total outstanding equity awards as of December 31, 2007, for each Named Executive, as well as the number of option awards exercised and restricted stock awards vested during 2007. With respect to our Common Stock, the following table utilizes the market value on December 31, 2007, which was $15.25 per share. As of March 31, 2008, the market value of our Common Stock was $1.89 per share.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan Awards:
								Equity	Market or
								Incentive	Payout
								Plan	Value (as of
								Awards:	December 31,
			Equity					Number of	2007) of
			Incentive				Market	Unearned	Unearned
			Plan			Number of	Value (as of	Shares,	Shares,
			Awards:			Shares or	December	Units or	Units or
	Number of	Number of	Number of			Units of	31, 2007) of	Other	Other
	Securities	Securities	Securities			Stock	Shares or	Rights	Rights
	Underlying	Underlying	Underlying			That	Units of	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Stock That	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Not	Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)(1)(2)	(#)(1)(2)	(#)	($/Sh)(3)	Date	(#)(4)	($)(5)	(#)(6)	($)(4)(5)
Philip W. Milne Grant Date:
05/11/98	10,465			18.8687	05/11/08
05/10/99	12,611			22.4616	05/10/09
02/17/00	25,000			18.6069	02/17/10
02/15/01	44,700			19.1875	02/15/11
11/15/01	60,000			15.6774	11/15/11
03/26/02	45,700			20.7979	03/26/12
02/19/03	45,700			15.6165	02/19/13
02/18/04	21,960	14,640		19.3208	02/18/11
02/16/05						25,000	381,250
02/17/05	46,667	23,333		20.5450	02/17/15
02/16/06	13,334	26,666		27.6300	02/16/16
02/16/06						25,000	381,250
02/15/07		62,500		29.245	02/15/17
02/15/07						16,560	252,540
David J. Parrin Grant Date:
07/01/02	11,000			19.3208	07/01/12
02/19/03	12,500			15.6165	02/19/13
02/18/04	6900	4600		19.3208	02/18/11
02/16/05	12400	6200		20.51	02/16/15
02/16/05						4,400	67,100
02/15/06	4,934	9,866		27.245	02/15/16
02/15/06						6,380	97,295
02/14/07		19,300		29.255	02/14/17
02/14/07						15,110	230,428
Anthony P. Ryan Grant Date:
05/11/98	5,400			18.8687	05/11/08
05/10/99	4,200			22.4616	05/10/09
02/17/00	5,300			18.6069	02/17/10
02/15/01	11,375			19.1875	02/15/11
11/15/01	20,000			15.6774	11/15/11
03/26/02	8,200			20.7979	03/26/12
02/19/03	10,000			15.6165	02/19/13
02/18/04	7,262	4,838		19.3208	02/18/11
02/16/05	9,667	4,833		20.51	02/16/15
02/16/05						3,400	51,850
02/15/06	3,867	7,733		27.245	02/15/16
02/15/06						21,690	330,773
02/14/07		19,300		29.255	02/14/17
02/14/07						5,110	77,928

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan Awards:
								Equity	Market or
								Incentive	Payout
								Plan	Value (as of
								Awards:	December 31,
			Equity					Number of	2007) of
			Incentive				Market	Unearned	Unearned
			Plan			Number of	Value (as of	Shares,	Shares,
			Awards:			Shares or	December	Units or	Units or
	Number of	Number of	Number of			Units of	31, 2007) of	Other	Other
	Securities	Securities	Securities			Stock	Shares or	Rights	Rights
	Underlying	Underlying	Underlying			That	Units of	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Stock That	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Have Not	Not	Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)(1)(2)	(#)(1)(2)	(#)	($/Sh)(3)	Date	(#)(4)	($)(5)	(#)(6)	($)(4)(5)
William J. Putney Grant Date:
05/11/98	3,200			18.8687	05/11/08
05/10/99	3,500			22.4616	05/10/09
02/17/00	5,300			18.6069	02/17/10
02/15/01	6,800			19.1875	02/15/11
11/15/01	20,000			15.6774	11/15/11
03/26/02	6,700			20.7979	03/26/12
02/19/03	10,000			15.6165	02/19/13
02/18/04	5,702	3,798		19.3208	02/18/11
02/16/05	9,667	4,833		20.51	02/16/15
02/16/05						3,400	51,850
02/15/06	3,880	7,760		27.245	02/15/16
02/15/06						5,680	86,620
02/15/06								8,000	122,000
02/14/07		6,900		29.255	02/14/17
02/14/07						4,870	74,268	9,740	148,535
Mary A. Dutra Grant Date:
05/11/98	4,000			18.8687	05/11/08
05/10/99	3,600			22.4616	05/10/09
02/17/00	4,500			18.6069	02/17/10
02/15/01	6,900			19.1875	02/15/11
11/15/01	10,000			15.6774	11/15/11
03/26/02	5,100			20.7979	03/26/12
02/19/03	8,500			15.6165	02/19/13
02/18/04	4,920	3,280		19.3208	02/18/11
02/16/05	6,934	3,466		20.51	02/16/15
02/16/05						1,683	25,666
02/15/06	2,834	5,666		27.245	02/15/16
02/15/06						1,662	25,346
02/14/07		8,100		29.255	02/14/17
02/14/07						4,132	63,013

(1)	The total number of options granted on 5/11/1998, 5/10/1999, 2/17/2000, 2/15/2001, 11/15/2001, 3/26/2002, 7/1/2002, 2/19/2003 and 2/18/2004 represents the grant on each such date of both an incentive stock option (“ISO”) award and a non-qualified stock option (“NQSO”), containing the same expiration date and exercise price. Not all Named Executives have awards on each of the foregoing dates, as reflected in the table above.

For each Named Executive, the total number of options outstanding consist of the following: Mr. Milne, 33,292 ISO and 419,984 NQSO; Mr. Parrin, 20,509 ISO and 67,191 NQSO; Mr. Ryan, 37,461 ISO and 84,514 NQSO; Mr. Putney, 32,910 ISO and 65,130 NQSO; and Ms. Dutra, 35,443 ISO and 42,357 NQSO.

(2)	The options granted in 1998 through 2002 vested in two equal annual installments, beginning one year from the date of grant and have a ten year term; the options granted in 2003, 2005, 2006 and 2007 vest or vested, as applicable, in three equal annual installments, beginning one year from the date of grant and have a ten year term; and the options granted in 2004 vest in five equal annual installments, beginning one year from the date of grant and have a seven year term.

(3)	For options granted after July 1, 2004, the exercise price is equal to the fair market value of our Common Stock on the date of grant, as defined in the Omnibus Plan. Options granted prior to July 1, 2004 represent the number of shares underlying options granted by Viad prior to the Spin-Off that were converted in the Spin-Off into options to acquire Common Stock. At the time of the Spin-Off, each Viad option that was outstanding immediately prior to the Spin-Off was converted into two options: (i) an option to purchase shares of Viad common stock and (ii) an option to purchase shares of Common Stock. The exercise price of each MoneyGram stock option resulting from the conversion of these Viad stock options equals the exercise price of the related Viad stock option times a fraction, the numerator of which is the closing price of a share of Common Stock on the first trading day after the Spin-Off and the denominator of which is that price plus the closing price of a share of Viad common stock on the first trading day after the Spin-Off (divided by four to reflect the post-spin Viad reverse stock split).

(4)	The restricted stock vests in full on the third anniversary of the date of grant. In 2007, the Committee approved the acceleration of vesting of restricted stock shares to cover the tax liability for Ms. Dutra as a result of Ms. Dutra meeting the definition of retirement under the restricted stock agreement. The Committee has authority to take such action under the Omnibus Plan.

(5)	Market value of shares or units of stock was computed by multiplying the number of shares or units that have not vested by the average of the high and low price of MoneyGram’s stock on the New York Stock Exchange on December 31, 2007.

(6)	The 2/15/2006 award is performance-based restricted stock granted under the Omnibus Plan earned as of December 31, 2006, but payable in three equal installments on the first, second and third anniversary of the grant date.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise(1)	Vesting	Vesting(1)
Name	(#)	($)	(#)	($)
Philip W. Milne	3,389	21,921	15,266	454,853
David J. Parrin	—	—	1,200	37,794
Anthony P. Ryan	1,900	31,042	1,266	39,873
William J. Putney	2,800	45,942	4,966	147,404
Mary A. Dutra	3,500	54,890	4,499	112,360

(1)	The value realized on exercise of stock options is the difference between the fair market value of our Common Stock at the time of exercise and the exercise price contained in the award agreement for the stock option. The value realized on vesting of the stock awards is the fair market value of our Common Stock at the time of vesting. The fair market value used for purposes of this table is the average market price of our Common Stock on the date of exercise or vesting.
Retirement Plans
401(k) Plan
The 401(k) plan is a defined contribution plan that allows employees whose customary employment is for not less than 1,000 hours per year to defer up to 50% of their eligible compensation on a pre-tax basis subject to limitations under the Code. MoneyGram matches 100% of the first three percent and 50% of the next two percent of compensation deferred by an eligible employee each pay period. If an employee’s matching contribution for a plan year is less than 100% of the first three percent and 50% of the next two percent of eligible compensation, MoneyGram will make a “true up” contribution at year-end. In addition, a discretionary contribution may be granted annually by our Board of Directors. Prior to 2008, employer contributions were initially invested in MoneyGram stock, and participants could make investment changes at any time subject to applicable trading restrictions required by securities laws or Company policy. Effective January 1, 2008, employer contributions are initially invested according to participant’s investment election for employee contributions. Employees can transfer employer-sourced funds into and out of the MoneyGram stock investment as long as the transfer will not result in more than 25% of the account balance being invested in MoneyGram stock. Participants are 100% vested immediately in their contributions and employer contributions.
Pension Plan
The pension plan is a noncontributory, qualified defined benefit plan. Through December 31, 2000, the pension plan was structured using a traditional defined benefit plan formula based primarily on the eligible employee’s credited length of service and covered compensation during certain years of the participant’s employment period, subject to limits set by federal regulations. From January 1, 2001 through December 31, 2003, benefits accrued under a cash accumulation account formula based upon a percentage of eligible pay plus interest. Effective December 31, 2003, all benefit accruals and participation under the pension plan were frozen and all participants in the pension plan who were actively employed as of the freeze date became fully vested in their accrued benefits and cash accumulation benefits. Cash accumulation accounts continue to be credited with interest credits, but not pay credits, until distributed. In addition to normal retirement benefits at age 65, participants who are age 55 and have 10 years of service are eligible for an early retirement benefit. The pension plan also provides for disability, death, termination and spousal benefits. The pension plan provides for the following forms of payment: single life annuity, 75% joint and survivor annuity, 50% joint and survivor annuity, 100% joint and survivor annuity, ten-year certain and life.
Supplemental Pension Plan
The supplemental pension plan provides pension benefits for Named Executives and select employees in addition to the benefits provided by the pension plan. The participants accrue benefits using an enhanced pension formula without regard to compensation limits. The supplemental pension plan benefits accrue under a formula which takes into account both years of service and pay, including salary and payments under the annual cash incentive plan. Participants are fully vested after five years of service.
The benefit for a Named Executive is calculated as two percent of the final average earnings multiplied by the credited service of the participant, less two percent of the primary social security benefit multiplied by the credited service of the participant (as such terms are defined in the supplemental pension plan).
For the purposes of the preceding benefit formula, credited service does not exceed 25 years except in the case of the CEO, for whom credited service does not exceed 30 years.

Participants who have more than 25 years of credited service, excluding the CEO, are eligible for a special benefit. The special benefit is equal to the product of the final average earnings of the participant and 0.5% for each additional full year of credited service from 25 to 30 years. The service component of the formula rewards the participant for tenure. In addition, participants may receive the full value of the age 65 benefit, at age 60 if they have 30 or more years of credited service. The CEO may receive the full value at age 60 if he has 25 or more years of credited service.
All of the Named Executives elected to receive their supplemental pension plan benefit in 10 annual installments at retirement. The supplemental pension plan also provides for early retirement, disability, death, termination and spousal benefits.
In 2006, the Executive Compensation Trust was established to provide a source of funding for the expected liabilities under the supplemental pension plan. The funds held in the Trust remain subject to the claims of the creditors of MoneyGram.
The following table summarizes the present accumulated value of the Named Executives’ pension benefits as of November 30, 2007.
2007 PENSION BENEFITS

		Number of Years	Present Value of
		Credited	Accumulated	Payments During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)(1)	($)
Philip W. Milne	Pension plan	16.781	109,003	—
	Supplemental pension plan	16.781	1,068,902	—
	Total		1,177,905
David J. Parrin	Pension plan	5.477	4,765	—
	Supplemental pension plan	5.477	256,275	—
	Total		261,040
Anthony P. Ryan	Pension plan	12.548	53,738	—
	Supplemental pension plan	12.548	312,009	—
	Total		365,747
William J. Putney	Pension plan	14.907	70,747	—
	Supplemental pension plan	14.907	341,872	—
	Total		412,619
Mary A. Dutra	Pension plan	19.660	194,581	—
	Supplemental pension plan	19.660	660,253	—
	Total		854,834

(1)	The present value of the accumulated benefit is calculated in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Refer to Footnote 12 of Item 8 of MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for our policy and assumptions made in the valuation of this accumulated benefit.
Deferred Compensation
The deferred compensation plan was established for executives and other select employees who are limited as to the amount of deferrals allowed under our tax-qualified 401(k) plan or are limited by federal tax law as to the amount of profit sharing contributions that may be allocated to them. In addition, the deferred compensation plan allows selected participants to defer the receipt of salary and incentive payments. Thus, the following compensation may be deferred under the deferred compensation plan: (i) compensation (base salary and commissions); (ii) incentive pay (annual cash incentive plan and performance-based stock unit plan payments); and (iii) supplemental profit sharing contributions.
With respect to compensation deferrals, participants in the deferred compensation plan must make the election to defer such amounts prior to the start of each plan year and may defer up to 50% of eligible compensation. With respect to incentive pay deferrals, an election must be made by the participant to defer by June 30 of the relevant plan year and the participant may defer up to 100% of incentive pay. No election is required with respect to supplemental profit sharing contributions, as participants are automatically enrolled and any discretionary contributions made above the Internal Revenue Service qualified plan limits will be credited to the participant’s deferral account.
At MoneyGram’s discretion, employees may be granted matching credits with respect to compensation and incentive pay deferrals made under the deferred compensation plan. MoneyGram will match dollar-for-dollar up to four percent of eligible compensation. Accounts established under the deferred compensation plan earn interest. The current rate used is equal to the yield on the Merrill Lynch Taxable Bond Index — Long Term Medium Quality (A3) Industrial Bonds. Participants are 100% vested in amounts in their accounts at all times.

If elected at the time of enrollment, participants may take an in-service distribution of compensation or incentive pay deferrals three years after the end of the plan year in which the deferral was made. In-service distributions are not allowed for supplemental profit sharing deferrals. All amounts in a participant’s account are immediately distributable in a lump sum upon death or disability. Upon a termination of employment with MoneyGram, the participant’s account becomes immediately distributable in a lump sum or annual installments (not to exceed five years), according to the participants’ irrevocable election.
Prior to the Spin-Off, Messrs. Milne and Putney deferred the receipt of incentive compensation under the Viad deferred compensation plan. In 2007, the deferred compensation plan was amended to assume the Viad deferred compensation plan obligations which are now governed under the terms of the deferred compensation plan. The former Viad accounts continue to be credited with dividends in MoneyGram stock units and interest, as applicable. The amendment allowed active employees to make a new payment election for the Viad accounts no later than December 31, 2007. Pursuant to the terms of the plan, payment may commence as early as 2008.
The Executive Compensation Trust provides a source of funding for the expected liabilities under the deferred compensation plan. The funds held in the Trust remain subject to the claims of the creditors of MoneyGram.
2007 NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance
	Last FY	Last FY	Last FY	Distributions	at Last FYE
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)
Philip W. Milne	28,561	41,242	23,921	(57,837)	612,258
David J. Parrin	193,300	3,945	14,014	—	251,808
Anthony P. Ryan	19,786	19,845	3,528	—	83,363
William J. Putney	—	3,542	4,046	—	65,951
Mary A. Dutra	14,563	13,349	2,477	—	59,189

(1)	Represents the election to defer salary earned in 2007 and/or bonuses paid in 2007 and reported in the Summary Compensation Table.

(2)	Represents supplemental profit sharing contributions made in 2007 (earned in 2006) pursuant to the deferred compensation plan as follows: Mr. Milne, $12,681; Mr. Parrin, $3,945; Mr. Ryan, $4,016; Mr. Putney, $3,542; and Ms. Dutra, $1,699. Amounts in this column do not include supplemental profit sharing contributions earned in 2007 and paid in 2008. See footnote 5 to the “Details Behind All Other Compensation Column” table under the heading “Executive Compensation.” This column also represents matching contributions made in 2007 on compensation deferrals pursuant to the deferred compensation plan as follows: Mr. Milne, $28,561; Mr. Parrin, $0; Mr. Ryan, $15,829; Mr. Putney, $0; and Ms. Dutra, $11,650.

(3)	For Mr. Milne, the amount represents $3,461 of dividends and $276,972 of losses earned on MoneyGram stock units deferred under the Viad deferred compensation plan, $7,037 of interest earned pursuant to the deferred compensation plan and $13,423 of interest earned on cash deferrals made under the Viad deferred compensation plan. For Mr. Putney, the amount represents $2,738 of interest earned pursuant to the deferred compensation plan and $1,308 of interest earned on cash deferrals made under the Viad deferred compensation plan. For Messrs. Parrin and Ryan and Ms. Dutra, the amount represents interest earned pursuant to the deferred compensation plan.

(4)	The distributions to Mr. Milne were made pursuant to an irrevocable election under the Viad deferred compensation plan.

(5)	For Messrs. Milne and Putney, the amount includes balances transferred into the deferred compensation plan from the Viad deferred compensation plan pursuant to the plan amendment.
Payments Upon Termination and Change of Control
The following tables reflect the amount of compensation that each of the Named Executives would receive in the event of termination of such Named Executive’s employment with MoneyGram under a variety of circumstances, assuming that termination was effective as of December 31, 2007 and includes all amounts earned through that date. The amounts represent the compensation and benefits due and payable upon the different termination events as provided for in the applicable agreements and plans in existence as of December 31, 2007 and do not contemplate changes to existing plans or new plans adopted after December 31, 2007, or any discretion that the Board may exercise to modify a benefit at termination. While the summaries below may provide an estimate of the payments that may be made to the Named Executive, actual payments to a Named Executive upon the various events of termination can only be determined at the time of such Named Executive’s termination with MoneyGram.

The tables include only those benefits which are enhanced or increased as a result of the event of termination and do not include benefits that the Named Executive is entitled to receive regardless of the event of termination, including but not limited to: (i) any base salary earned but not yet paid; (ii) amounts contributed to or accrued and earned under broad-based employee benefit plans, such as the 401(k) plan, deferred compensation plan, pension plan and supplemental pension plan; and (iii) basic continuation of medical, dental, life and disability benefits. With regard to the accelerated vesting of options, the valuation is based upon the spread between the exercise price and the closing market price of our Common Stock on December 31, 2007. With regard to the accelerated vesting of restricted stock, the valuation is based on the closing market price of our Common Stock on December 31, 2007.
Potential Payments and Benefits upon Termination absent a Change of Control
As a provision of his employment agreement, Mr. Milne is the only Named Executive to receive severance payments upon termination or resignation outside the context of a change of control. The first column of the table below sets forth severance payments to which Mr. Milne would be entitled to in the event that MoneyGram terminates his employment without cause or Mr. Milne terminates his employment for good reason (as such terms are defined in Mr. Milne’s employment agreement). The remaining columns of the table represent payments that would be due to each of the Named Executives in the event of a qualified retirement (age 55 with ten years of service), death or disability outside the context of a change of control. In any of these events, MoneyGram is not obligated to provide any cash severance. However, the Named Executives do receive pro rata payments under certain incentive plans, acceleration of vesting for stock options and full ownership of restricted stock.
With respect to our Common Stock, the following table utilizes the market value on December 31, 2007, which was $15.25 per share. As of March 31, 2008, the market value of our Common Stock was $1.89 per share.

	Involuntary
	Termination	Retirement		Death	Disability
Name	($)(1)	($)(2)(3)		($)(2)(3)(5)	($)(2)(3)
Philip W. Milne	$4,002,270	$2,266,316	(4)(6)	$2,266,514 (6)	$2,092,739 (6)
David J. Parrin	—	$580,167		$880,167	$580,167
Anthony P. Ryan	—	$642,774		$942,774	$642,774
William J. Putney*	—	$561,467		$861,467	$561,467
Mary A. Dutra	—	$211,856		$511,856	$211,856

*	Effective April 8, 2008, Mr. Putney resigned as an officer of MoneyGram and its subsidiaries. See additional detail under footnote 2 to the Potential Payments and Benefits upon Termination following a Change of Control table under this Item 11 to this Amendment to Annual Report on Form 10-K/A

(1)	Pursuant to his employment agreement, as severance outside of a change of control, Mr. Milne would be entitled to: 2.99 times his then-current base salary and a pro rata portion of his then-current target bonus under the annual cash incentive plan, which would equal $2,134,977 if calculated as of December 31, 2007; a pro rata payment of any outstanding performance-based stock unit plan awards (at target), which would equal $728,077 if calculated as of December 31, 2007 (determined by multiplying the pro rata target number of performance-based stock unit plan units earned as of December 31, 2007 under all awards by the fair market value of our Common Stock on December 31, 2007); full vesting of all unvested stock options and restricted stock, a benefit valued at $1,023,027; and outplacement benefits in the amount of $50,000. Mr. Milne would receive these payments six months and one day after termination of employment. Includes continuation of health and welfare benefits for a period of three years, a benefit of $66,189.

(2)	Includes the value of the accelerated restricted stock for the Named Executives as of December 31, 2007, as follows: Mr. Milne $1,023,027; Mr. Parrin $397,930; Mr. Ryan $464,174; Mr. Putney $337,372; and Ms. Dutra $114,922. While beneficial ownership of restricted stock arises in each of these circumstances, the restrictions must lapse according to the schedule set forth in the applicable award agreement before a Named Executive will receive the shares.

(3)	Includes the value of any outstanding performance-based stock unit plan awards at the date of termination, prorated for the period of time from the date of grant to the date of death, disability or retirement, as applicable. For Mr. Milne, the value of the benefit is determined as of the date of termination, using the target benefit level under the applicable performance-based stock unit plan award, and paid out six months from the date of termination. Mr. Milne’s performance-based stock unit plan benefit would equal $728,077 if calculated as of December 31, 2007. For all other Named Executives, the performance-based stock unit plan payment due is a pro rata portion of the actual benefit earned for the year of termination, payable within 75 days following the close of the applicable performance period. The pro rata performance-based stock unit plan payment for the other Named Executives as of December 31, 2007 would be as follows: Mr. Parrin $182,237; Mr. Ryan $178,600; Mr. Putney $224,095; and Ms. Dutra $96,934.

(4)	Upon retirement, Mr. Milne is entitled to office space and secretarial support for a period of five years, a benefit valued at $300,000 if calculated as of December 31, 2007.

(5)	Includes a life insurance payment of $50,000 upon death, and an additional payment of $300,000 payable for Mr. Milne and $250,000 for each other Named Executive if death occurred while traveling on MoneyGram business pursuant to life insurance policies purchased by the Company.

(6)	Includes continuation of health and welfare benefits for Mr. Milne, a benefit of $165,410, $341,635 and $215,212 upon death, disability and retirement, respectively.
Potential Payments and Benefits upon Termination following a Change of Control
MoneyGram’s executive severance plan in place at December 31, 2007, provided that the Named Executives would receive severance benefits if: (i) there were a change of control (as such term is defined in the executive severance plan) of MoneyGram; and (ii) the Named Executive’s employment were terminated by MoneyGram without cause or by the Named Executive for good reason (as such terms are defined in the executive severance plan) within 36 months after the change of control. In addition, the executive severance plan provided that a Named Executive who resigned other than for good reason or retired during the 30-day window period beginning one year after the change of control would receive severance benefits at a lower multiple.
In addition to the executive severance plan, several of MoneyGram’s compensation and benefit plans contain provisions for enhanced benefits upon a change of control of MoneyGram. Under the Omnibus Plan, a change of control triggers immediate vesting of stock options, restricted stock and performance-based restricted stock. In addition, a pro-rata portion of the annual cash bonus under the annual cash incentive plan would become payable and a cash payment pursuant to any outstanding performance-based stock unit plan awards would become payable. Pursuant to the supplemental pension plan, the Named Executives would be entitled to accelerated vesting of benefits and would receive a lump sum distribution of their benefits if the acquiring entity does not have a credit rating from Standard & Poor Corporation of “A” or better.

	Philip W.	David J.	Anthony P.	William J.	Mary A.
Benefit	Milne (1)	Parrin (1)	Ryan (1)	Putney	Dutra (1)
Severance payment (3)	$10,067,100	$3,370,740	$3,324,780	(2)	$2,322,657
Bonus (annual cash incentive plan)(4)	—	—	—	—	—
Accelerated vesting of equity awards	$1,023,027	$397,930	$464,174	(2)	$114,922
Performance-based stock unit plan (5)	$728,077	$182,237	$178,600	(2)	$96,934
Welfare benefits (6)	$66,692	$30,960	$30,960	(2)	$11,160
Perquisites(7)	$162,141	$89,300	$87,912	(2)	$77,031
Excise tax and gross-up(8)	$5,916,782	$1,979,269	$1,887,046	(2)	$1,586,337
Outplacement	$50,000	$25,000	$25,000	(2)	$25,000

Total	$18,013,819	$6,075,436	$5,998,472	(2)	$4,234,041

(1)	In the first quarter of 2008 in connection with the completion of the Capital Transaction, the executive severance plan was amended, which changes are not reflected in the above table. The amendment eliminates severance payments to Named Executives who terminate their employment without good reason during the 30-day period following the first anniversary of a change of control. The amendment also provides that severance benefits are to be paid to Named Executives whose employment is terminated without cause or who terminate for good reason within 24, rather than 36, months following a change of control. Finally, the Human Resources Committee of the Board of Directors determined that the Capital Transaction did not constitute a change of control under certain compensation plans of the Company, including, without limitation, the executive severance plan. Consequently, the special severance plan was adopted to provide severance benefits to the Named Executives (other than Mr. Putney) whose employment is terminated under certain circumstances following the closing of the Capital Transaction. The special severance plan provides benefits identical to those payable under the executive severance plan, as amended, for Named Executives (other than Mr. Putney) if employment were terminated without cause or terminated for good reason within 24 months following the closing of the Capital Transaction. A participant may not receive duplicate benefits under the executive severance plan and the special severance plan.

(2)	Effective April 8, 2008, Mr. Putney resigned as an officer of MoneyGram and its subsidiaries. In connection with Mr. Putney’s resignation, certain subsidiaries and affiliates of MoneyGram, MoneyGram (together, the “Company”) and Mr. Putney entered into a confidential separation agreement and release of all claims (the “separation agreement”). Mr. Putney did not receive any payments under the executive severance plan in conjunction with his resignation. Under the separation agreement, the Company agreed (i) to retain Mr. Putney as an independent consultant for a period of 12 months pursuant to a consulting agreement and to pay Mr. Putney the sum of $360,000 for his services, (ii) to provide certain health insurance reimbursements, the amount of which is not material; and (iii) to the extent not prohibited by law, to indemnify Mr. Putney in any action, suit, claim or proceeding arising out of Mr. Putney’s performance of services for the Company, so long as his actions were lawful, undertaken in good faith and were in conformance with Company policies or practices. The separation agreement also includes confidentiality, non-disparagement and non-disclosure obligations which are in effect indefinitely and details other benefits coverage applicable after Mr. Putney’s separation date. The consulting agreement includes an independent contractor trade secret and confidential information agreement which contains indefinite confidentiality and non-disclosure requirements and a twelve month non-solicitation requirement. Mr. Putney may have been entitled to receive $5,926,751 in payments and benefits upon termination following a change of control had he not resigned.

(3)	The severance formula provided for under the executive severance plan is as follows: the product of the Named Executive’s (i) highest annual salary; plus (ii) the higher of his/her greatest cash bonus under the annual cash incentive plan for any of the preceding four years, or his/her target cash bonus for the fiscal year in which the change of control occurs; plus (iii) the highest of his/her greatest cash bonus under the performance-based stock unit plan for any of the preceding four years, or the aggregate value of shares when earned during a performance period under any performance-related restricted stock award during the preceding four years, or the aggregate value at the time of grant of target shares awarded to him/her under the performance-related restricted stock programs for the fiscal year in which the change of control occurs, times the applicable multiple. The multiple generally equals three times a fraction, the numerator of which is 36 minus the number of full months the Named Executive was employed following the change of control and the denominator of which is 36. In the case of a voluntary termination during the window period, the multiple is two. The values reflected in the table assume a multiple of three.

(4)	Amount represents a pro rata 2007 annual cash incentive plan payment calculated on the basis of achievement of performance goals through December 31, 2007, the date of the change of control.

(5)	Amount represents a pro rata performance-based stock unit plan payment calculated as if each of the pre-defined financial goals for each performance-based stock unit plan award were achieved at the 100% level and prorated from the date of the grant to the date of the change of control.

(6)	Mr. Milne’s medical and dental benefits upon a change of control are provided for in his employment agreement and continue for life; therefore, the value included is the value of this lifetime benefit and other welfare benefits. The value for all of the other Named Executives represents the value of continued welfare benefits during the severance period, assuming the maximum of three years.

(7)	The Named Executives are entitled to continue to receive perquisites for the applicable severance period. Only those perquisites that a Named Executive is eligible for and using immediately prior to the change of control shall continue, thus a change of control does not entitle a Named Executive to any new perquisites. Additionally, the perquisite continuation shall be subject to an annual (or pro rated) dollar limit which is equal to the annualized value of all perquisites received by the Named Executive immediately prior to the change of control.

(8)	Amounts represent tax gross-ups to make the Named Executives whole for any federal excise taxes on change of control payments.

2007 DIRECTOR COMPENSATION

	Fees Earned
	or Paid			All Other
	in Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)(1)	($)(1)(2)	($)	($)(3)	($)
Monte E. Ford*	117,694	—	9,753	10,996	138,443
Jess T. Hay	154,694	—	19,095	51,217	225,006
Judith K. Hofer*	138,194	2,647	19,095	3,734	163,670
Donald E. Kiernan*	156,094	—	19,095	7,893	183,082
Robert C. Krueger*	123,194	—	19,095	17,529	159,818
Othón Ruiz Montemayor	124,594	—	13,597	3,322	141,513
Linda Johnson Rice*	138,194	2,647	19,095	860	160,796
Douglas L. Rock*	148,694	—	19,095	711	168,500
Albert M. Teplin	142,694	—	19,095	9,381	171,170
Timothy R. Wallace*	130,694	—	19,095	5,000	154,789

*	On March 24, 2008, in connection with the completion of the Capital Transaction, each of Monte E. Ford, Judith K. Hofer, Donald E. Kiernan, Robert C. Krueger, Linda Johnson Rice, Douglas L. Rock and Timothy R. Wallace, tendered his or her resignation, which were effective immediately following the filing of the Company’s Annual Report on Form 10-K with the SEC on March 25, 2008.

(1)	On February 15, 2007, Messrs. Ford and Hay, Ms. Hofer, Messrs. Kiernan, Krueger and Ruiz Montemayor, Ms. Johnson Rice and Messrs. Rock, Teplin and Wallace each received a stock unit retainer of 2,200 stock units with a grant date value of $64,394. Pursuant to the 2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc. (the “2005 MoneyGram Director Deferred Compensation Plan”), non-employee directors defer their annual stock unit retainer (see additional discussion under the caption “Deferred Compensation” below) and thus the deferral amount is included under Fees Earned or Paid in Cash. In addition, Messrs. Kiernan, Ruiz Montemayor, Rock and Wallace have elected to defer meeting fees earned throughout the year and thus the following amounts are included under the Fees Earned or Paid in Cash: Mr. Kiernan, $91,700; Mr. Ruiz Montemayor, $60,200; Mr. Rock, $84,300; and Mr. Wallace, $66,300.

(2)	Includes amounts for stock awards and stock options granted in 2004, 2005 and 2006 to the extent the vesting period for such grants fell in 2007. The amounts in these columns exclude estimated forfeitures. Refer to Footnotes 2 and 13 of Item 8 of MoneyGram’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for our policy and assumptions made in the valuation of share-based payments.

At December 31, 2007, options for the following number of shares were outstanding for the directors: Mr. Ford, 2,500; Mr. Hay, 5,000; Ms. Hofer, 5,000; Mr. Kiernan, 5,000; Mr. Krueger, 5,000; Mr. Ruiz Montemayor, 5,000; Ms. Johnson Rice, 5,000; Mr. Rock, 5,000; Mr. Teplin, 5,000; and Mr. Wallace, 5,000.

The outstanding stock options shown above for Mr. Hay, Ms. Hofer, Mr. Kiernan, Ms. Johnson Rice and Messrs. Rock, Teplin and Wallace do not include stock options that such directors received as a conversion of outstanding Viad options (received as a director on the Viad board) at the time of the Spin-Off.

(3)	Includes the following travel related costs and associated tax reimbursements for a guest to attend the August 2007 Board meeting: Mr. Ford, $4,069; Mr. Hay, $777; Ms. Hofer, $3,734; Mr. Kiernan, $6,893; Mr. Krueger, $2,640; Mr. Ruiz Montemayor, $3,322; Ms. Johnson Rice, $860; Mr. Rock, $711; and Mr. Teplin, $4,381.

For Mr. Ford and Mr. Krueger, the amount includes $1,927 and $11,389, respectively, as the incremental cost of guest travel to attend the August 2007 Board meeting on MoneyGram’s airplane.

For Mr. Hay, the amount includes $45,440 as the incremental cost for the personal use of MoneyGram’s airplane. Such perquisite was provided to Mr. Hay in recognition of his services as Presiding Director of the Board. For a description of the methodology for computing the aggregate incremental cost, see footnote 1 to the 2007 Details Behind All Other Compensation Column Table under this Item 11 to this Amendment to Annual Report on Form 10-K/A.

Also includes the following corporate matching of charitable contributions made by the director pursuant to the MoneyGram International, Inc. Directors’ Matching Gift Program which provides for corporate matching of charitable contributions made by non-employee directors, on a dollar-for-dollar basis, up to an aggregate maximum of $5,000 per year: Mr. Ford, $5,000; Mr. Hay, $5,000; Mr. Kiernan, $1,000; Mr. Krueger, $3,500; Mr. Teplin, $5,000; and Mr. Wallace, $5,000.

Director Compensation Arrangements for 2007
Each non-employee director receives compensation for service on the Board of Directors and its committees. Directors who are also officers or employees of MoneyGram (only Mr. Milne) do not receive any special or additional remuneration for service on the Board of Directors or any of its committees. MoneyGram’s philosophy is to provide competitive compensation and benefits consistent with attracting and retaining quality non-employee directors. The Board believed that a substantial portion of director compensation should consist of equity-based compensation. As a result of the Capital Transaction, it is contemplated that changes will occur to certain of MoneyGram’s director compensation plans and to the directors’ 2008 and future compensation. It is currently contemplated that the Stock Unit Retainer (defined below) will be eliminated and that directors will instead receive the cash value of the award as compensation.
Annual Retainer and Meeting Fees
Non-employee directors received an annual retainer in the amount of $40,000. Committee Chairs for the Corporate Governance and Nominating, Finance and Investment and Human Resources Committees received an additional annual retainer in the amount of $7,500. The Chair of the Audit Committee received an additional annual retainer in the amount of $15,000. The Presiding Director received an additional annual retainer in the amount of $15,000. The retainers were paid quarterly, in arrears. Non-employee directors also received a fee of $1,600 for each Board meeting attended and a fee of $1,500 for each committee meeting attended. The annual retainer and meeting fees for non-employee directors were not changed as a result of closing the Capital Transaction.
Equity Compensation
Non-employee directors receive an initial grant upon their election or appointment to the Board and an additional annual grant in February of each year during their service of stock units, with a grant date value totaling $65,000, which are automatically deferred pursuant to the 2005 MoneyGram Director Deferred Compensation Plan, as described below (the “Stock Unit Retainer”). In the first quarter of 2008, one-quarter of the value of the Stock Unit Retainer was paid to the directors in cash, with such amount pro-rated for those directors resigning on March 25, 2008.
Deferred Compensation
After the Spin-Off, MoneyGram’s non-employee directors were eligible to defer, in the form of cash or MoneyGram stock units, retainers and meeting fees earned through December 31, 2004 pursuant to the Deferred Compensation Plan for Directors of MoneyGram International, Inc. (the “2004 director deferred compensation plan”). Deferrals were discontinued under that plan on December 31, 2004 and the Board of Directors adopted the 2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc. (the “2005 director deferred compensation plan”) pursuant to which participants may defer retainers and meeting fees earned since January 1, 2005. In November 2005, the 2005 director deferred compensation plan was amended to allow directors to defer their annual restricted stock awards beginning with the 2006 award.
Voluntary deferrals under the 2004 director deferred compensation plan and the 2005 director deferred compensation plan are credited quarterly and are payable in cash after termination of a director’s service on the Board of Directors. Amounts deferred in the form of cash receive interest at the rate of long-term medium-quality bonds. Amounts deferred in the form of stock units are converted to units based on the 12-month average fair market value of our Common Stock with respect to the 2004 director deferred compensation plan or the value of our Common Stock on the last business day of the quarter with respect to the 2005 director deferred compensation plan, and are payable upon distribution in cash based on the value of our Common Stock calculated in accordance with the terms of the applicable plan. In February 2007, the 2005 director deferred compensation plan was further amended to provide for the annual grant of Stock Unit Retainers. All amounts accrued in each director’s Stock Unit Retainer account will be converted into Common Stock on a one-for-one basis at the time such director terminates his/her service as a director of MoneyGram. Dividends payable pursuant to the Stock Unit Retainer account will be credited in cash to the directors’ voluntary deferral account in an amount equal to any dividends paid to MoneyGram stockholders. The 2004 director deferred compensation plan and the 2005 director deferred compensation plan are plans covered under the MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust, a grantor trust established to fund obligations under the plans in the event of an actual or potential “change of control” (as defined in the trust).
Directors’ Matching Gift Program
MoneyGram maintains the MoneyGram International, Inc. Directors’ Matching Gift Program which provides for corporate matching of charitable contributions made by non-employee directors, on a dollar-for-dollar basis, up to an aggregate maximum of $5,000 per director each year.

Other Benefits
MoneyGram provides each non-employee director with accidental death and dismemberment insurance benefits of $300,000 and travel accident insurance benefits of $300,000, when they are traveling on MoneyGram business. MoneyGram also covers the costs and tax reimbursements associated with travel for a non-employee director’s guest to attend each August Board meeting.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
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

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
	(a)	(b)	( c)
Equity compensation plans approved by security holders	4,077,300	$20.63	6,434,931
Equity compensation plans not approved by security holders	—	$—	—

Total	4,077,300	$20.63	6,434,931

(1)	Column (a) does not include any restricted stock awards that have been issued under the 2004 Omnibus Incentive Plan or any stock units granted under any deferred compensation plan. At December 31, 2007, 234,354 shares of restricted stock granted under the 2004 Omnibus Incentive Plan and the 2005 Omnibus Incentive Plan were outstanding.

(2)	Securities remaining available for future issuance under equity compensation plans may be issued in any combination of securities, including options, rights, restricted stock, dividend equivalents and unrestricted stock.

Security Ownership of Certain Beneficial Owners
The following table sets forth information concerning beneficial ownership of our Common Stock by those persons known by us to be the beneficial owners of more than five percent of our outstanding Common Stock as of March 31, 2008. Except as otherwise indicated, a person has sole voting and investment power with respect to the Common Stock beneficially owned by that person. We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Therefore the aggregate beneficial ownership percentages shown in the table below total more than 100%.

	Amount and Nature of
Name and Address	Beneficial Ownership		Percent of Class (1)
Thomas H. Lee Advisors, LLC(2)	198,000,000	(3)(4)	50.8%
The Goldman Sachs Group, Inc.(5)	109,014,968	(6)	28.0%
Blum Capital Partners, L.P.(7)	11,730,000	(8)	14.2%
Shapiro Capital Management LLC(9)	7,718,491	(10)	9.3%
FMR LLC(11)	7,083,953	(12)	8.6%
Barclays(13)	4,929,602	(14)	6.0%
EARNEST Partners, LLC(15)	4,379,561	(16)	5.3%
Cooke & Bieler, L.P.(17)	4,347,853	(18)	5.3%
Royce & Associates, LLC(19)	4,229,800	(20)	5.1%

(1)	Applicable percentage ownership is based on 82,598,034 shares of Common Stock outstanding as of March 31, 2008 for all stockholders other than Thomas H. Lee Advisors, LLC and The Goldman Sachs Group, Inc. With regard to Thomas H. Lee Advisors, LLC and The Goldman Sachs Group, Inc., applicable percentage ownership is based on 389,598,034 shares of Common Stock outstanding, which gives effect to the 495,000 shares of Series B Preferred Stock and 272,500 shares of Series B-1 Preferred Stock that are immediately convertible, subject to certain limitations, into 307,000,000 shares of Common Stock. The 495,000 shares of Series B Preferred Stock are immediately convertible, subject to certain limitations, into 198,000,000 shares of Common Stock. The 272,500 shares of Series B-1 Preferred Stock are immediately convertible, subject to certain limitations, into 109,000 shares of Series D Participating Convertible Preferred Stock, which are immediately convertible by a holder other than The Goldman Sachs Group, Inc. and its affiliates, subject to certain limitations, into 109,000,000 shares of Common Stock. The Series B Preferred Stock is convertible at any time at the holder’s election, provided that prior to the Voting Date (as defined below), the holder’s conversion rights are limited to the extent such conversion would entitle the holder, together with certain other parties, to vote a number of shares of Common Stock that would exceed the number of shares to which the holder, together with certain other parties, is entitled without any prior notice or approval under the laws relating to money transmission and the sale of checks of any state. The “Voting Date” is the earlier of (i) the date all applicable state regulatory approvals for the acquisition by the holder of control of the Company have been obtained, or (ii) such other date requested in writing by the holder on or after June 15, 2008. The regulatory approvals referenced in clause (i) of the immediately preceding sentence are being sought and may be obtained within 60 days of March 31, 2008. Because the ownership percentages with respect to each of the listed parties other than Thomas H. Lee Advisors, LLC and The Goldman Sachs Group, Inc. do not include in the total number of shares outstanding the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and the Series B-1 Preferred Stock, the ownership percentages with respect to each of the listed parties other than Thomas H. Lee Advisors, LLC and The Goldman Sachs Group, Inc. would be substantially lower if the calculations reflected the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock and the Series B-1 Preferred Stock.

(2)	The address of Thomas H. Lee Advisors, LLC is 100 Federal Street, Boston, MA 02110. The address of Putnam Investments Holdings, LLC; Great-West Investors L.P. and Putnam Investments Employees’ Securities Company III LLC is One Post Office Square, Boston, MA 02109. The address of Silver Point Capital, L.P.; Silver Point Capital Management, LLC; Edward A. Mule and Robert J. O’Shea is Two Greenwich Plaza, First Floor, Greenwich, CT 06830. The address for the remaining entities set forth in footnote 3 is the same as for Thomas H. Lee Advisors, LLC.

(3)	Share ownership is based on a Schedule 13D filed with the SEC on April 4, 2008 on behalf of the following: Thomas H. Lee Advisors, LLC; THL Equity Advisors VI, LLC; Thomas H. Lee Equity Fund VI, L.P.; Thomas H. Lee Parallel Fund VI, L.P.; Thomas H. Lee Parallel (DT) Fund VI, L.P.; THL Equity Fund VI Investors (MoneyGram), LLC; THL Coinvestment Partners, L.P.; THL Operating Partners, L.P.; Putnam Investments Holdings, LLC; Great-West Investors L.P. and Putnam Investments Employees’ Securities Company III LLC (the “THL Entities”). The THL Entities may be deemed to beneficially own and have shared voting power over all of the outstanding Series B Preferred Stock. The Series B Preferred Stock votes as a class with the Common Stock and the holders have a number of votes equal to the number of shares of Common Stock issuable if all outstanding shares of Series B Preferred Stock were converted plus the number of shares of Common Stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into Common Stock. As of the Voting Date (as defined in footnote (1) above), the holders of Series B Preferred Stock will have approximately 79% of our voting power. Together with the Goldman Entities (as defined in footnote (6) below) and the Silver Point Group (as defined in footnote (4) below), the THL Entities may be deemed to beneficially own 307,000,000 shares of Common Stock issuable upon the conversion of all of the Company’s Series B Preferred Stock and Series B-1 Preferred Stock. Each of the THL Entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

Of these shares: Thomas H. Lee Advisors, LLC has shared voting power over 198,000,000 shares and shared dispositive power over 198,000,000 shares; THL Equity Advisors VI, LLC has shared voting power over 196,228,415.2 shares and shared dispositive power 196,228,415.2 shares; Thomas H. Lee Equity Fund VI, L.P. has shared voting power over 110,842,558.8 shares and shared dispositive power over 110,842,558.8 shares; Thomas H. Lee Parallel Fund VI, L.P. has shared voting power over 72,348,096.4 shares and shared dispositive power over 72,348,096.4 shares; Thomas H. Lee Parallel (DT) Fund VI, L.P. has shared voting power over 12,637,760 shares and shared dispositive power over 12,637,760 shares; THL Equity Fund VI Investors (MoneyGram), LLC has shared voting power over 400,000 shares and shared dispositive power over 400,000 shares; THL Coinvestment Partners, L.P. has shared voting power over 305,191.2 shares and shared dispositive power over 305,191.2 shares; THL Operating Partners, L.P. has shared voting power over 376,000 shares and shared dispositive power over 376,000 shares; Putnam Investments Holdings, LLC has shared voting power over 545,090.8 shares and shared dispositive power over 545,090.8 shares; Great-West Investors L.P. has shared voting power over 1,090,393.6 shares and shared dispositive power over 1,090,393.6 shares; and Putnam Investments Employees’ Securities Company III LLC has shared voting power over 545,090.8 shares and shared dispositive power over 545,090.8 shares.

(4)	Share ownership is based on a Schedule 13D filed with the SEC on April 4, 2008 on behalf on the following: Silver Point Capital, L.P.; Silver Point Capital Management, LLC; Edward A. Mule and Robert J. O’Shea (the “Silver Point Group”). Together with the THL Entities and the Goldman Entities, the Silver Point Group may be deemed to beneficially own 307,000,000 shares of Common Stock issuable upon the conversion of all of the Company’s Series B Preferred Stock and Series B-1 Preferred Stock. Of these shares Silver Point Capital, L.P.; Silver Point Capital Management, LLC; Edward A. Mule and Robert J. O’Shea may be deemed to have shared voting power over 4,000,000 shares and shared dispositive power over 4,000,000 shares. Each of Silver Point Capital, L.P., Silver Point Capital Management, LLC, Edward A. Mule and Robert J. O’Shea has expressly disclaimed beneficial ownership of any securities of the Company held by any person or entity other than, to the extent of any pecuniary interest therein, Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Fund, Ltd.

(5)	The address of The Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(6)	Share ownership is based on a Schedule 13D filed with the SEC on April 4, 2008 on behalf of the following: The Goldman Sachs Group, Inc.; Goldman, Sachs & Co.; GSCP VI Advisors, L.L.C.; GS Capital Partners VI Fund, L.P.; GS Advisors VI, L.L.C.; GSCP VI Offshore Advisors, L.L.C.; GS Capital Partners VI Offshore Fund, L.P.; Goldman, Sachs Management GP GmbH; GS Capital Partners VI Parallel, L.P.; GS Capital Partners VI GmbH & Co. KG; GSMP V Onshore US, Ltd.; GS Mezzanine Partners V Onshore Fund, L.P.; GS Mezzanine Partners V Onshore Fund, L.L.C.; GSMP V Institutional US, Ltd.; GS Mezzanine Partners V Institutional Fund, L.P.; GS Mezzanine Partners V Institutional Fund, L.L.C.; GSMP V Offshore US, Ltd.; GS Mezzanine Partners V Offshore Fund, L.P.; and GS Mezzanine Partners V Offshore Fund, L.L.C. (the “Goldman Entities”). Together with the THL Entities and the Silver Point Group, the Goldman Entities may be deemed to beneficially own 307,000,000 shares of Common Stock issuable upon the conversion of all of the Company’s Series B Preferred Stock and Series B-1 Preferred Stock. The Goldman Entities disclaim beneficial ownership of such shares beneficially owned by (i) any client accounts with respect to which the Goldman Entities or their employees have voting or investment discretion, or both, and (ii) certain investment entities of which the Goldman Entities act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the Goldman Entities.

Of these shares: The Goldman Sachs Group, Inc. has shared voting power over 109,010,906 shares and shared dispositive power over 109,014,968 shares; Goldman, Sachs & Co. has shared voting power over 106,010,906 and shared dispositive power over 106,014,968 shares; GSCP VI Advisors, L.L.C. has shared voting power over 39,583,851 shares and shared dispositive power over 39,583,851 shares; GS Capital Partners VI Fund, L.P. has shared voting power over 39,583,851 and shared dispositive power over 39,583,851 shares; GS Advisors VI, L.L.C. has shared voting power over 10,884,884 and shared dispositive power over 10,884,884 shares; GSCP VI Offshore Advisors, L.L.C. has shared voting power over 32,924,454 shares and shared dispositive power over 32,924,454 shares; GS Capital Partners VI Offshore Fund, L.P. has shared voting power over 32,924,454 shares and shared dispositive power over 32,924,454 shares; Goldman, Sachs Management GP GmbH has shared voting power over 1,406,810 shares and shared dispositive power over 1,406,810 shares; GS Capital Partners VI Parallel, L.P. has shared voting power over 10,884,884 shares and shared dispositive power over 10,884,884 shares; GS Capital Partners VI GmbH & Co. KG has shared voting power over 1,406,810 and shared dispositive power over 1,406,810 shares; GSMP V Onshore US, Ltd. has shared voting power over 8,319,093 shares and shared dispositive power over 8,319,093 shares; GS Mezzanine Partners V Onshore Fund, L.P. has shared voting power over 8,319,093 shares and shared dispositive power over 8,319,093 shares; GS Mezzanine Partners V Onshore Fund, L.L.C. has shared voting power over 8,319,093 shares and shared dispositive power over 8,319,093 shares; GSMP V Institutional US, Ltd. has shared voting power over 816,570 shares and shared dispositive power over 816,570 shares; GS Mezzanine Partners V Institutional Fund, L.P. has shared voting power over 816,570 shares and shared dispositive power over 816,570 shares; GS Mezzanine Partners V Institutional Fund, L.L.C. has shared voting power over 816,570 shares and shared dispositive power over 816,570 shares; GSMP V Offshore US, Ltd. has shared voting power over 12,064,337 shares and shared dispositive power over 12,064,337 shares; GS Mezzanine Partners V Offshore Fund, L.P. has shared voting power over 12,064,337 shares and shared dispositive power over 12,064,337 shares; and GS Mezzanine Partners V Offshore Fund, L.L.C. has shared voting power over 12,064,337 shares and shared dispositive power over 12,064,337 shares.

The Series B-1 Preferred Stock held by the Goldman Entities and their affiliates is non-voting except for the rights of Goldman Sachs to vote on specific actions set forth in the Series B-1 Certificate.

(7)	The address of Blum Capital Partners, L.P. is 909 Montgomery Street, Suite 400, San Francisco, CA 94133.

(8)	Based on a Schedule 13D/A filed with the SEC on January 23, 2008 on behalf of Blum Capital Partners, L.P., Richard C. Blum & Associates, Inc., Blum Strategic GP III, L.L.C., Blum Strategic GP III, L.P., Blum Strategic Partners III, L.P. and Saddlepoint Partners GP, L.L.C. (the “Blum Group”). According to that filing, each of the Blum Group are deemed to beneficially own 6,429,400 shares of Common Stock, with shared voting power over 6,429,400 shares and shared dispositive power over 6,429,400 shares.

(9)	The address of Shapiro Capital Management LLC is 3060 Peachtree Road, Suite 1555 N.W., Atlanta, GA 30305.

(10)	Share ownership is based on a Schedule 13G filed with the SEC on February 8, 2008. Shapiro Capital Management LLC and Samuel R. Shapiro, as the chairman, director and majority shareholder of Shapiro Capital Management LLC, each have sole voting power over 6,402,167 shares, shared voting power over 1,282,224 and sole dispositive power over 7,718,491 shares. Additionally, Samuel R. Shapiro has sole voting power over 34,100 shares and sole dispositive power over 34,100 shares. Shapiro Capital Management LLC serves as an investment adviser to various investment company clients and stated that no one client accounts for more than five percent of the total outstanding Common Stock.

(11)	The address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(12)	Share ownership is based on a Schedule 13G/A filed with the SEC on February 14, 2008. FMR LLC and Edward C. Johnson 3d, chairman of FMR LLC, each have sole dispositive power over 7,083,953 shares. FMR LLC reported that its wholly owned subsidiary Fidelity Management & Research Company serves as an investment adviser to various investment company clients and that no one client accounts for more than five percent of the total outstanding Common Stock.

(13)	The address of Barclays Global Investors, NA is 45 Fremont Street, San Francisco, CA 94105.

(14)	Share ownership is based on a Schedule 13G filed with the SEC on February 5, 2008. According to that filing, Barclays Global Investors, NA, on behalf of itself, Barclays Global Fund Advisors, Barclays Global Investors, LTD, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG, is deemed to be the beneficial owner of 4,929,602 shares of Common Stock held in trust accounts for the economic benefit of the beneficiaries of these accounts.

Of these shares: Barclays Global Investors, NA has sole voting power over 2,875,585 shares and sole dispositive power over 3,501,452 shares; Barclays Global Fund Advisors has sole voting power over 1,185,441 shares and sole dispositive power over 1,185,441 shares; Barclays Global Investors, LTD has sole voting power over 103,839 shares and sole dispositive power over 129,830 shares; Barclays Global Investors Japan Limited has sole voting power over 90,782 shares and sole dispositive power over 90,782 shares; and Barclays Global Investors Canada Limited has sole voting power over 22,097 shares and sole dispositive power over 22,097 shares.

(15)	The address of EARNEST Partners, LLC is 1180 Peachtree Street NE, Suite 2300, Atlanta, GA 30309.

(16)	Share ownership is based on a Schedule 13G filed with the SEC on February 13, 2008. EARNEST Partners, LLC has sole voting power over 1,813,646 shares, shared voting power over 1,051,815 shares and sole dispositive power over 4,379,561 shares.

(17)	The address of Cooke & Bieler, L.P. is 1700 Market Street, Suite 3222, Philadelphia, PA 19103.

(18)	Share ownership is based on a Schedule 13G filed with the SEC on February 14, 2008. Cooke & Bieler, L.P. has shared dispositive power over 2,147,333 shares and shared dispositive power over 4,347,853 shares. Cooke & Bieler, L.P. serves as an investment adviser to various investment company clients and stated that no one client accounts for more than five percent of the total outstanding Common Stock.

(19)	The address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.

(20)	Share ownership is based on a Schedule 13G filed with the SEC on January 30, 2008. Royce & Associates, LLC has sole voting power over 4,229,800 shares and sole dispositive power over 4,229,800 shares. Royce & Associates, LLC serves as an investment adviser to various investment company clients and stated that no one client accounts for more than five percent of the total outstanding Common Stock.
Security Ownership of Management
The following table sets forth information as of March 31, 2008 concerning beneficial ownership of our Common Stock, stock units and Series B Preferred Stock that are immediately convertible, subject to certain limitations, into shares of Common Stock by each director, each of the Named Executives and all of our directors and executive officers as a group. Except as otherwise indicated, a person has sole voting and investment power with respect to the Common Stock beneficially owned by that person.

	Amount and Nature				Stock
	of Beneficial		Percent of		Units
Name of Beneficial Owner	Ownership(1)(2)(3)		Class(3)(4)		(5)
Jess T. Hay	46,876		*		61,495
Scott L. Jaeckel	198,000,000	(6)	50.8	%(4)	—
Seth W. Lawry	198,000,000	(6)	50.8	%(4)	—
Othón Ruiz Montemayor	6,234		*		23,598
Albert M. Teplin	21,367		*		21,840
Philip W. Milne	548,322		*		17,413
David J. Parrin	106,556		*		—
Anthony P. Ryan	158,849		*		—
William J. Putney	145,158		*		—
Mary A. Dutra	104,121		*		—
All Directors and Executive Officers as a Group (16) persons total)	199,452,469	(7)	51.1%		132,404

*	Less than 1 percent

(1)	Includes shares of restricted stock (for which individuals have sole voting power and no investment power) and shares underlying options exercisable within 60 days of March 31, 2008, as follows: Mr. Hay: 26,867 shares subject to options; Mr. Ruiz Montemayor 3,334 shares subject to options; Mr. Teplin: 18,167 shares subject to options; Mr. Milne: 41,560 shares of restricted stock and 390,957 shares subject to options; Mr. Parrin: 21,490 shares of restricted stock and 67,601 shares subject to options; Mr. Ryan: 26,800 shares of restricted stock and 102,824 shares subject to options; Mr. Putney: 14,550 shares of restricted stock and 87,661 shares subject to options; and Ms. Dutra: 5,794 shares of restricted stock and 67,927 shares subject to options.

(2)	Includes the following shares held in the 401(k) Plan, for which participants have shared voting power and sole investment power, as follows: Mr. Milne: 10,812 shares; Mr. Parrin: 2,182 shares; Mr. Ryan: 5,575 shares; Mr. Putney: 4,802 shares; and Ms. Dutra: 5,060 shares.

(3)	2,200 stock units payable in Common Stock have been included in the beneficial ownership totals and the percent of ownership for each non-employee member of the Board of Directors except for Messrs. Jaeckel and Lawry. Stock units of non-employee directors and certain Named Executives payable in cash are not included in the beneficial ownership totals or in the percent of ownership.

(4)	Applicable percentage ownership is based on 82,598,034 shares of Common Stock outstanding as of March 31, 2008. With regard to Messrs. Jaeckel and Lawry, because they are each members of Thomas H. Lee Advisors, LLC, applicable percentage ownership is based on 389,598,034 shares of Common Stock outstanding, which gives effect to the 495,000 shares of Series B Preferred Stock and 272,500 shares of Series B-1 Preferred Stock that are immediately convertible, subject to certain limitations, into 307,000,000 shares of Common Stock.

(5)	Stock units are held by directors and officers who participate in one or more of the deferred compensation plans described above under Executive Compensation — Deferred Compensation and 2007 Director Compensation under Item 11 to this Amendment to Annual Report on Form 10-K/A.

(6)	Because Messrs. Jaeckel and Lawry are each members of Thomas H. Lee Advisors, LLC, each of them may be deemed to beneficially own the shares of Common Stock that may be deemed to be beneficially owned by Thomas H. Lee Advisors, LLC. Each of Messrs. Jaeckel and Lawry disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Please see footnotes (1) and (3) to the “Security Ownership of Certain Beneficial Owners” table above for more information regarding the shares of Common Stock that Thomas H. Lee Advisors, LLC may be deemed to beneficially own.

(7)	Includes 132,381 shares of restricted stock, 998,484 shares underlying options exercisable within 60 days of March 31, 2008, 6,600 shares underlying stock units held by non-employee directors, 52,544 shares held in the 401(k) Plan and 495,000 shares of Series B Preferred Stock that are immediately convertible, subject to certain limitations, into 198,000,000 shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policy and Procedures Regarding Transactions with Related Persons
In November 2006, the Audit Committee of the Board adopted our Policy and Procedures regarding Transactions with Related Persons. In accordance with our written policy, the Audit Committee is responsible for the review, approval or ratification of all transactions with related persons that are required to be disclosed under the rules of the SEC. Under the policy, a “related person” includes any of our directors or executive officers, certain of our stockholders and any of their respective immediate family members. The policy applies to transactions in which MoneyGram is a participant, a “related person” will have a direct or indirect material interest and the amount involved exceeds $120,000. Under the policy, management of MoneyGram is responsible for disclosing to the Audit Committee all material information related to any covered transaction prior to entering into the transaction. The Audit Committee may use any process and review any information that it determines is reasonable under the circumstances in order to determine whether the covered transaction is fair and reasonable and on terms no less favorable to MoneyGram than could be obtained in a comparable arms-length transaction with an unrelated third party.
Transactions with Related Persons
Messrs. Hay and Teplin also serve as members of the Board of Directors of Viad. Ms. Johnson Rice, Ms. Hofer and Messrs. Kiernan, Rock and Wallace, all directors of the Company during 2007 and until the closing of the Capital Transaction, previously served as members of the Board of Directors of Viad.
In June 2004, we entered into various agreements with Viad governing our division of liabilities in connection with the Spin-Off, including, but not limited to, an Employee Benefits Agreement and a Tax Sharing Agreement.
In connection with the Spin-Off and pursuant to the Employee Benefits Agreement, all liabilities under the Deferred Compensation Plan for Directors of Viad Corp (the “Viad Director Deferred Compensation Plan”) were transferred to MoneyGram. As directors or former directors of Viad, Mmes. Hofer and Johnson Rice and Messrs. Hay, Kiernan, Rock, Teplin and Wallace are participants in the Viad Director Deferred Compensation Plan. Deferred accounts under such plan can no longer receive additional contributions, but are credited by MoneyGram quarterly with dividend equivalents, in the case of stock unit accounts, and interest at a long-term medium-quality bond rate, in the case of cash accounts. Deferred amounts are payable after a director ceases to be a member of both the Viad and MoneyGram Boards of Directors. MoneyGram paid an aggregate of $127,516 in 2007 in interest and dividends in connection with such liabilities.
In addition, in conjunction with the Spin-Off, MoneyGram assumed liability for the Viad Director’s Charitable Award Program (the “Charitable Award Program”). The liability assumed by MoneyGram includes (i) payment of monies to the charitable organization designated by the applicable director upon death and as provided in the Charitable Award Program, and (ii) payment of premiums on life insurance policies taken out by Viad on certain of the members of the Viad Board of Directors covered by the Charitable Award Program (including Mmes. Hofer and Johnson Rice and Messrs. Hay, Rock and Wallace) to fund benefits under the program. Viad has assigned such life insurance policies to MoneyGram and MoneyGram is now the beneficiary of such policies. In 2007, MoneyGram paid a total of $76,864 for premiums and MoneyGram made payments totaling $100,000 to certain charitable organizations designated by a deceased director of Viad.
Equity Purchase Agreement
To effect the Capital Transaction, on March 17, 2008, we entered into an amended and restated purchase agreement (the “Purchase Agreement”) with affiliates of Thomas H. Lee Partners, L.P. (“TH Lee”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with TH Lee, the “Investors”), and on March 25, 2008, we completed the transactions contemplated by the Purchase Agreement. Pursuant to the Purchase Agreement, we, among other things, sold to the Investors 495,000 shares of Series B Preferred Stock and 265,000 shares of Series B-1 Preferred Stock for an aggregate purchase price of $760,000,000. The Series B Preferred Stock was issued to TH Lee and the Series B-1 Preferred Stock was issued to Goldman Sachs. For a description of the terms of the Series B Preferred Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2007.

The Purchase Agreement contains customary public company representations and warranties by us to the Investors and customary representations and warranties from the Investors to us. We agreed in the Purchase Agreement to indemnify the Investors and certain parties related to the Investors from and against damages relating to the authorization, execution, delivery and performance of the Purchase Agreement and documents related to the Purchase Agreement.
The Investors have been provided with certain rights with respect to representation on and observation of the Board of Directors and committees of the Board, which has resulted in a change to the composition of the majority of the Board. On March 25, 2008, the Investors designated two individuals, Messrs. Jaeckel and Lawry, to the Board (“Board Representatives”) and appointed two non-voting observers to the Board. Additionally, upon the earlier of written notification by TH Lee and the Voting Date (as defined in footnote (1) to the Security Ownership of Certain Beneficial Owners above), the Investors will become entitled to appoint such additional Board Representatives to the Board as will provide the Investors with a number of directors that is proportionate to the Investors’ Common Stock ownership, calculated on a fully-converted basis (assuming all shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and all shares of Series B Preferred Stock were converted into Common Stock). For so long as the Investors are entitled to appoint a Board Representative, the Investors shall also be entitled to representation on all committees of the Board, with a minimum of one Board Representative serving on each committee of the Board, subject to certain exceptions and applicable laws and regulations.
The Series B Preferred Stock votes as a class with the Common Stock and the holders have a number of votes equal to the number of shares of Common Stock issuable if all outstanding shares of Series B Preferred Stock were converted plus the number of shares of Common Stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into Common Stock. After the Voting Date (as defined in footnote (1) to the Security Ownership of Certain Beneficial Owners above), the holders of Series B Preferred Stock will have approximately 79% of our voting power. The Series B-1 Preferred Stock held by Goldman Sachs is non-voting stock except for the rights of Goldman Sachs to vote on specific actions as set forth in the Series B-1 Certificate.
The Purchase Agreement also provides that as promptly as practicable following the closing, we will hold a meeting of our stockholders to seek approval of amendment to our certificate of incorporation (the “Certificate”), which will provide that as long as the Investors shall have a right to designate Board Representatives, Goldman Sachs will have the right to designate one such Board Representative, which will have one vote, and TH Lee (or its permitted successors or assigns) will have the right to designate two to four Board Representatives, which will have such number of votes equal to the number of directors that the Investors would be entitled to designate in the absence of the Certificate amendment, minus the one vote of the Board Representative designated by Goldman Sachs. The proposed Certificate amendment will also provide that each member of our Board shall be elected annually for a one year term, and will increase the number of authorized shares of Common Stock to 1,300,000,000 shares.
Equity Registration Rights Agreement
The Company and the Investors also entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, with respect to the preferred stock and the Common Stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to five demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement.
Note Purchase Agreement and Indenture
In connection with the anticipated completion of the Capital Transaction, we entered into a second amended and restated note purchase agreement (the “Second Amended Note Purchase Agreement”) dated as of March 24, 2008, with MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”), affiliates of Goldman, Sachs & Co. (the “Initial Purchasers”) and THL Credit, a Delaware Limited Partnership (“THL CP”). Pursuant to the Second Amended Note Purchase Agreement, the Initial Purchasers acquired from Worldwide $500,000,000 aggregate principal amount of its 13.25% senior secured second lien notes due 2018 (the “Notes”) pursuant to an indenture (the “Indenture”), by and among MoneyGram, Worldwide, the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (the “Trustee”). On April 7, 2008, THL CP acquired $20,000,000 aggregate principal amount of the Notes from the Initial Purchasers. For a description of the terms of the Notes and the Indenture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 18 — Subsequent Events of the Notes to Consolidated Financial Statements to our Annual Report on Form 10-K for the year ended December 31, 2007.

Notes Registration Rights Agreement
In connection with the issuance of the Notes, MoneyGram, Worldwide, the other guarantors party thereto and the Initial Purchasers entered into a registration rights agreement (the “Notes Registration Rights Agreement”), pursuant to which we and the other guarantors party thereto have agreed, upon the occurrence of certain events, to file a registration statement under the Securities Act to register the resale of the Notes by certain holders thereof.
Capital Transaction Fees
In connection with the Capital Transaction, we paid total transaction costs of approximately $61,910,000 to, or on behalf of, the Investors. Included in this amount is $20,000,000 and approximately $7,240,000 of fees and expenses, respectively, paid to TH Lee and $22,500,000 and approximately $4,670,000 of fees and expenses, respectively, paid to Goldman Sachs. Also included in this amount is $7,500,000 paid to the Goldman Sachs Group, Inc. (“GSG”) on behalf of the Investors and at the direction of Goldman, Sachs & Co. for an investment banking advisory fee payable to Goldman, Sachs & Co. In lieu of cash, this fee was paid through the issuance of 7,500 shares of Series B-1 Preferred Stock to GSG pursuant to a Subscription Agreement dated March 25, 2008.
Director Independence
For 2007, the Board determined that the following directors were independent within the meaning of the listing standards of the New York Stock Exchange (“NYSE”), applicable SEC regulations and the categorical standards for independence contained in our Corporate Governance Guidelines: Monte E. Ford, Jess T. Hay, Judith K. Hofer, Linda Johnson Rice, Donald E. Kiernan, Robert C. Krueger, Douglas L. Rock, Othón Ruiz Montemayor, Albert M. Teplin and Timothy R. Wallace.
The Board of Directors has adopted categorical standards to assist in the making of determinations of independence. The following commercial or charitable relationships will not be considered to be material relationships that would impair a director’s independence: (a) if the director is an executive officer or employee, or their immediate family member is an executive officer, of another company that does business with MoneyGram or its affiliates and the annual sales to, or purchases from, MoneyGram or its affiliates are less than the greater of $1.0 million or one percent of the other company’s annual consolidated gross revenues; (b) if the director is an executive officer of another company which is indebted to MoneyGram, or to which MoneyGram is indebted, and the total amount of either company’s indebtedness to the other is less than one percent of the total consolidated assets of the company that he or she serves as an executive officer; or (c) if the director serves as an officer, director or trustee of a charitable organization and (1) MoneyGram’s annual charitable contributions to the organization are less than the greater of $200,000 or one percent of that organization’s total annual charitable receipts, which shall not include MoneyGram’s automatic matching of director charitable contributions.
Between the closing of the Capital Transaction and the Voting Date (as defined in footnote (1) to the Security Ownership of Certain Beneficial Owners above), TH Lee possesses approximately only 9.9% of the voting power of the securities issued by MoneyGram. Notwithstanding the foregoing, if a record date for a stockholder vote (or action by written consent) on any matter is required by law to occur prior to the Voting Date, upon TH Lee’s election and discretion, the Voting Date shall occur immediately prior to such record date thereby enabling TH Lee to possess and vote over 50% of the voting power of the securities issued by MoneyGram. As a result, TH Lee has the ability to control a stockholder vote whether it occurs before or after the Voting Date, and the Board of Directors has determined that MoneyGram is a “controlled company” within the requirements set forth in Section 303A.00 of the NYSE Listed Company Manual and, as such, is exempt from certain independence requirements of the NYSE. After closing of the Capital Transaction, the Board determined that the following directors were independent within the meaning of the listing standards of the NYSE, applicable SEC regulations and the categorical standards for independence contained in our Corporate Governance Guidelines: Messrs. Hay, Ruiz Montemayor and Teplin.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The aggregate fees billed to MoneyGram for fiscal years 2007 and 2006 by Deloitte are as follows (in thousands):

	2007	2006
Audit fees(1)	$1,844	$1,175
Audit-related fees(2)	551	342
Tax fees	—	—
All other fees	—	—

Total fees	$2,395	$1,517

(1)	Audit fees for 2007 and 2006 include the audit of MoneyGram’s consolidated financial statements, including quarterly reviews, the audit of management’s assessment of the design and effectiveness of MoneyGram’s internal control over financial reporting, and the separate audits of the financial statements of our subsidiary MoneyGram Payment Systems, Inc. (“MPSI”), as required for regulatory purposes.

(2)	Audit-related fees for 2007 and 2006 include professional services rendered in connection with an audit of the internal controls relating to the official check processing business (Statement on Auditing Standard 70 service organization report), regulatory compliance filings in certain countries and audits of MoneyGram benefit plans.
The Audit Committee pre-approves all audit and permitted non-audit services provided by the independent registered public accounting firm, including the fees and terms for those services. The Audit Committee has adopted a policy and procedures governing the pre-approval process for audit, audit-related and permitted non-audit services. The Audit Committee pre-approves audit and audit-related services in accordance with its review and approval of the engagement letter and annual service plan with the independent registered public accounting firm. Tax consultation and compliance services are considered by the Audit Committee on a project-by-project basis. Non-audit and other services will be considered by the Audit Committee for pre-approval based on business purpose, reasonableness of estimated fees and the potential impact on the firm’s independence. The Chair of the Audit Committee is authorized to grant pre-approval of audit or permissible non-audit services on behalf of the Audit Committee and is required to review such pre-approvals with the full Audit Committee at its next meeting.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) (1) The exhibits listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
Date: April 30, 2008	By:	/s/ Philip W. Milne
Philip W. Milne
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.