Form 10-Q
period 2008-03-31
MONEYGRAM INTERNATIONAL INC
filed 2008-05-12
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 5, 2008, 82,598,434 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2008	2007
(Amounts in thousands, except share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	4,654,341	1,552,949
Receivables, net (substantially restricted)	1,783,241	1,408,220
Trading investments (substantially restricted)	56,413	62,105
Available for sale investments (substantially restricted)	541,053	4,187,384
Property and equipment	163,148	171,008
Derivative financial instruments	—	1,647
Intangible assets	16,460	17,605
Goodwill	438,839	438,839
Other assets	173,860	95,254

Total assets	$7,827,355	$7,935,011

LIABILITIES
Payment service obligations	$6,656,163	$7,762,470
Debt	978,789	345,000
Derivative financial instruments	63,224	30,370
Pension and other postretirement benefits	87,887	85,451
Deferred tax liabilities	17,087	11,459
Accounts payable and other liabilities	156,729	188,778

Total liabilities	7,959,879	8,423,528

COMMITMENTS AND CONTINGENCIES (NOTE 13)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	458,538	—
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	255,963	—

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	72,557	73,077
Retained loss	(748,724)	(387,479)
Unearned employee benefits	(1,994)	(3,280)
Accumulated other comprehensive loss	(18,786)	(21,715)
Treasury stock: 5,962,493 and 5,910,458 shares at March 31, 2008 and December 31, 2007, respectively	(150,964)	(150,006)

Total stockholders’ deficit	(847,025)	(488,517)

Total liabilities, mezzanine equity and stockholders’ deficit	$7,827,355	$7,935,011

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
UNAUDITED

THREE MONTHS ENDED MARCH 31,	2008	2007
(Amounts in thousands, except per share data)
REVENUE
Fee and other revenue	$262,797	$213,133
Investment revenue	61,565	96,054
Net securities (losses) gains	(307,300)	864

Total revenue	17,062	310,051
Fee commissions expense	117,232	90,012
Investment commissions expense	96,889	62,248

Total commissions expense	214,121	152,260

Net (losses) revenue	(197,059)	157,791

EXPENSES
Compensation and benefits	52,299	50,031
Transaction and operations support	52,029	39,614
Depreciation and amortization	14,218	11,680
Occupancy, equipment and supplies	11,222	10,417
Interest expense	14,789	1,958
Debt extinguishment loss	1,499	—

Total expenses	146,056	113,700

(Loss) income before income taxes	(343,115)	44,091
Income tax expense	17,740	14,252

NET (LOSS) INCOME	$(360,855)	$29,839

Basic (loss) earnings per common share	$(4.40)	$0.36
Diluted (loss) earnings per common share	$(4.40)	$0.35

Net (loss) income as reported	$(360,855)	$29,839
Preferred stock dividends	(1,822)	—
(Loss) earnings allocated to preferred stockholders	—	—

(Loss) income available to common stockholders	$(362,677)	$29,839

Average outstanding common shares	82,430	83,469
Additional dilutive shares related to stock-based compensation	—	1,323
Additional dilutive shares related to preferred stock	—	—

Average outstanding and potentially dilutive common shares	82,430	84,792

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

THREE MONTHS ENDED MARCH 31,	2008	2007
(Amounts in thousands)
NET (LOSS) INCOME	$(360,855)	$29,839
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $5,757 and ($8,891), respectively	9,393	(14,504)
Reclassification adjustment for net realized (gains) included in net income, net of tax expense of ($15,043) and ($328), respectively	(24,544)	(536)

	(15,151)	(15,040)

Net unrealized gains (losses) on derivative financial instruments:
Net holding (losses) arising during the period, net of tax (benefit) of ($685) and ($1,630), respectively	(1,117)	(2,658)
Reclassification adjustment for net unrealized losses (gains) included in net income, net of tax benefit (expense) of $10,998 and ($1,828), respectively	17,944	(2,982)

	16,827	(5,640)

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $7 and $18, respectively	12	29

Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $241 and $417, respectively	393	662

Unrealized foreign currency translation gains, net of tax expense of $1,419 and $182, respectively	2,315	296

Other comprehensive income (loss)	4,396	(19,693)

COMPREHENSIVE (LOSS) INCOME	$(356,459)	$10,146

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

THREE MONTHS ENDED MARCH 31,	2008	2007
(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(360,855)	$29,839
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment impairment charges	45,274	978
Net loss (gain) on sale of investments	256,334	(1,842)
Unrealized losses on trading investments	5,692	—
Net amortization of investment premiums and discounts	(271)	(3,682)
Unrealized losses on interest rate swaps	63,224	—
Depreciation and amortization	14,218	11,680
Provision for uncollectible receivables	3,024	1,909
Non-cash compensation and pension expense	1,726	1,261
Changes in foreign currency translation adjustments	2,315	296
Other non-cash items, net	(2,979)	2,087
Change in other assets	(28,473)	3,609
Change in accounts payable and other liabilities	(17,760)	(7,806)

Total adjustments	342,324	8,490
Change in cash and cash equivalents (substantially restricted)	(3,101,381)	(296,356)
Change in trading investments, net (substantially restricted)	—	38,500
Change in receivables, net (substantially restricted)	(378,046)	157,119
Change in payment service obligations	(1,106,307)	(80,032)

Net cash used in continuing operating activities	(4,604,265)	(142,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	2,896,011	309,575
Proceeds from maturities of investments classified as available-for-sale	420,085	201,821
Purchases of investments classified as available-for-sale	—	(336,785)
Purchases of property and equipment	(5,554)	(14,929)
Cash paid for acquisitions and divestitures	—	(55)

Net cash provided by investing activities	3,310,542	159,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	733,750	—
Transaction costs for issuance or amendment of debt	(47,805)
Payment on revolving facility	(100,000)	—
Proceeds from issuance of preferred stock	760,000	—
Transaction costs for issuance of preferred stock	(52,222)
Proceeds and tax benefit from exercise of share based compensation	—	1,772
Purchase of treasury stock	—	(14,733)
Cash dividends paid	—	(4,226)

Net cash provided by (used in) financing activities	1,293,723	(17,187)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except share data)	Stock	Capital	Loss	and Other	Loss	Treasury	Total

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)
Cumulative adjustment for SFAS No. 158 - change of measurement date	—	—	(390)	—	(1,467)	—	(1,857)
Net loss	—	—	(360,855)	—	—	—	(360,855)
Dividends on B and B-1 Preferred Stock	—	(1,822)	—	—	—	—	(1,822)
Employee benefit plans	—	1,302	—	1,286	—	(958)	1,630
Unrealized foreign currency translation adjustment	—	—	—	—	2,315	—	2,315
Unrealized loss on available-for-sale securities	—	—	—	—	(15,151)	—	(15,151)
Unrealized gain on derivative financial instruments	—	—	—	—	16,827	—	16,827
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	12	—	12
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	393	—	393

March 31, 2008	$886	$72,557	$(748,724)	$(1,994)	$(18,786)	$(150,964)	$(847,025)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the first quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which the Company received $1.5 billion of gross equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses described in Note 4 — Investments (Substantially Restricted). The net proceeds of the Capital Transaction have been invested in cash and cash equivalents to supplement the Company’s unrestricted assets. In connection with the Capital Transaction, the Company capitalized $107.5 million of transaction costs, including $7.5 million of costs paid through the issuance of non-voting Series B-1 Participating Convertible Preferred Stock (the “Series B-1 Preferred Stock”). See Note 9 — Mezzanine Equity and Note 12 — Debt for further information regarding transaction costs.
Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 495,000 shares of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series B-1 Preferred Stock, the “Series B Stock”) and 265,000 shares of Series B-1 Preferred Stock to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively, the “Investors”) for an aggregate gross purchase price of $760.0 million. As a result of the issuance of the Series B Stock, the Investors have an equity interest of approximately 79 percent. See Note 9 — Mezzanine Equity for further information regarding the Series B Stock.
Senior Facility — As part of the Capital Transaction, the Company’s wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005, and includes an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan. See Note 12 — Debt for further information regarding the Senior Facility.
Second Lien Notes — As part of the Capital Transaction, Worldwide issued $500.0 million of senior secured second lien notes to Goldman Sachs (the “Notes”), which will mature in March 2018. See Note 12 — Debt for further information on the Company’s outstanding debt as of March 31, 2008.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — On February 11, 2008, the Investors entered into a Participation Agreement (as amended on March 17, 2008) with Wal-Mart Stores, Inc. (“Wal-Mart”) in connection with the Capital Transaction. The Company is not a party to the Participation Agreement, which was negotiated solely between the Investors and Wal-Mart. Under the terms of the Participation Agreement, each Investor is obligated to pay Wal-Mart certain percentages of accumulated cash payments received by the Investor in excess of the Investor’s original investment in the Company. Cash payments include dividends paid by the Company to the Investor and any cash payments received by the Investor in connection with the sale of any shares of the Company’s stock to an unaffiliated third party. Wal-Mart, in its sole discretion, may elect to receive their payments in cash or equivalent shares of stock held by the Investors. In addition, through March 17, 2010, the Investors must receive Wal-Mart’s consent prior to voting in favor of, consenting to, or selling shares in a transaction that would cause a change in control of the Company, as defined by the Participation Agreement.
The Company has no obligation to Wal-Mart or additional obligations to the Investors under the terms of the Participation Agreement. In accordance with SAB Topic 5-T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company will recognize the fair value of the Participation Agreement as an increase to “Additional paid-in capital” in the Consolidated Balance Sheets and “Commissions expense” in the Consolidated Income Statements on a straight-line basis. Given the timing of the Capital Transaction, the impact of the Participation Agreement on the Company’s consolidated financial statements was immaterial for the three months ended March 31, 2008.

3. Unrestricted Assets
The Company is regulated by various state agencies that generally require the Company to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligations (“PSO”) for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, the Company’s unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than the Company’s PSO as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. Consequently, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated PSO upon presentment. The Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet the Company’s PSO, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. Provided the Company maintains a total pool of liquid assets sufficient to meet its regulatory and contractual requirements, the Company is able to withdraw, deposit or sell its individual liquid assets at will with no prior notice, penalty or limitations.
Regulatory requirements also require MoneyGram Payment Systems, Inc.(“MPSI”), a wholly owned subsidiary of MoneyGram and the licensed entity of the Company, to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth. As of March 31, 2008, the Company was in compliance with regulatory requirements for all states.
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained. The following table shows the total amount of unrestricted assets at March 31, 2008 and December 31, 2007, respectively. The Company had a shortfall in its unrestricted assets at December 31, 2007 due to the decline in the fair value of its investments. See Note 4 — Investments (Substantially Restricted) for further information on the fair value of the Company’s investments.

	March 31,	December 31,
(Amounts in thousands)	2008	2007

Cash and cash equivalents	$4,654,341	$1,552,949
Receivables, net	1,783,241	1,408,220
Trading investments	56,413	62,105
Available-for-sale investments	541,053	4,187,384

	7,035,048	7,210,658
Amounts restricted to cover payment service obligations	(6,656,163)	(7,762,470)

Excess (shortfall) in unrestricted assets	$378,885	$(551,812)

4. Investments (Substantially Restricted)
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments. During the first quarter of 2008, the Company commenced and completed a plan to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of its available-for-sale portfolio. As a result of this realignment, substantially all of the portfolio is invested in cash and cash equivalents as of March 31, 2008. The following disclosures pertain solely to our trading investments and available-for-sale investments.
Trading Investments — Trading investments consist of auction rate securities (“ARS”), which are publicly issued securities with long-term stated maturities for which the interest rates are reset periodically through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. At March 31, 2008, the Company holds three AA rated ARS with a fair value of $56.4 million, contractual maturities in the year 2049 and auction dates typically every 28 days. The ARS are collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days, and are insured by monolines. In addition, the terms of the ARS held by the Company significantly limit the collateral concentrations in any single issuer or industry, as well as the amount of asset-backed commercial paper. As of March 31, 2008, all of the Company’s ARS have had failed auctions due to sell orders exceeding buy orders.

These failures are not believed to be a credit issue, but rather caused by a lack of liquidity in the credit markets. Under the contractual terms, the issuer of the ARS is obligated to pay penalty rates should an auction fail. In addition, the monoline insurer has the right to replace the ARS securities with the insurer’s preferred stock, which would effectively convert the Company’s security into a long-term, less liquid investment. As of March 31, 2008, the monoline insurers have not exercised their put options. Due to the failed auctions and disruption in the credit markets, the Company recorded a loss on its ARS of $5.7 million in “Net securities (losses) gains” in the Consolidated Statements of Income during the quarter ended March 31, 2008.
Available-for-sale Investments — After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at March 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Residential mortgage-backed securities-agencies	436,790	8,008	(2)	444,796
Other asset-backed securities	63,419	1,161	—	64,580
U.S. government agencies	29,577	2,100	—	31,677

Total	$529,786	$11,269	$(2)	$541,053

In connection with the Company’s realignment of its investment portfolio, the Company reclassified five securities that were previously included in “Residential mortgage-backed securities” to “Other asset-backed securities” during the first quarter of 2008. At March 31, 2008, these five securities had a fair value of $1.8 million and an unrealized gain of less than $0.1 million. At December 31, 2007, the Company had 81 securities of a similar nature with a fair value of $598.0 million and gross unrealized gains of $1.2 million. The classification of securities has not been revised in disclosures pertaining to December 31, 2007 as the reclassification is not representative of the Company’s view of the investment portfolio as of December 31, 2007. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2007:

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

Gains, Losses and Other-Than-Temporary Impairments — At March 31, 2008, net unrealized gains of $11.3 million are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 8 — Income Taxes. At December 31, 2007, net unrealized gains of $42.6 million ($26.4 million net of tax) are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the first quarter of 2008 and 2007, gains of $24.5 million and $0.5 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale of the underlying securities.

Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows:

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Gross realized gains	$34,200	$3,793
Gross realized losses	(290,534)	(1,951)
Other-than-temporary impairments	(45,274)	(978)

Net securities (losses) gains from available-for-sale investments	(301,608)	864

Gross unrealized losses from trading investments	(5,692)	—

Net securities (losses) gains	$(307,300)	$864

In the second half of 2007, particularly in late November and December 2007, the asset-backed securities and credit markets experienced substantial deterioration due to increasing concerns over defaults on mortgages and debt in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, resulting in substantial declines in the fair value of asset-backed securities. At the same time, the rating agencies conducted expansive reviews of securities, issuing broad rating downgrades. Under the terms of most asset-backed securities, ratings downgrades of collateral securities can reduce or eliminate the cash flows to all but the most senior investors, even if there have been no actual losses incurred by the collateral securities. Accumulating rating downgrades began to negatively impact the Company’s securities in late November 2007.
As the Company commenced a plan to realign its portfolio during the first quarter of 2008, the Company determined that it no longer had the intent to hold substantially all of its investments classified as “Obligations of states and political subdivisions,” “Commercial mortgage-backed securities,” “Residential mortgage-backed securities,” “Other asset-backed securities,” “Corporate debt securities” and “Preferred and common stock.” The combination of deteriorating marketing conditions, ratings downgrades and the change in intent to hold securities resulted in the recognition of a $1.2 billion other-than-temporary impairment charge for the year ended December 31, 2007.
The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As described above, the Company also recognized a loss on its trading investments of $5.7 million during the first quarter of 2008. Due to the classification of these investments, the unrealized gains and losses are recognized in the Company’s Consolidated Statements of (Loss) Income.
As the Company no longer has the intent to hold its remaining securities classified as “Other asset-backed securities,” the Company recognized an other-than-temporary impairment charge of $45.3 million during the first quarter of 2008. This charge is the result of the further deterioration in the market and accumulation of ratings downgrades during the first quarter of 2008.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB.
During the fourth quarter of 2007, 123 securities held by the Company were downgraded by one or more rating agencies, with the majority of the downgrades occurring in November and December 2007. These downgrades primarily related to securities classified by the Company as “Other asset-backed securities.” During the first quarter of 2008, 69 securities held by the Company were downgraded by one or more rating agencies. These downgrades primarily related to securities classified by the Company as “Obligations of states and political subdivisions” and “Other asset-backed securities.” At March 31, 2008 and December 31, 2007 the Company’s investments consisted of the following ratings:

	March 31, 2008			December 31, 2007
	Number of	Fair	% of Total	Number of	Fair	% of Total
(Amounts in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	47	$479,555	89%	287	$2,410,548	58%
AA	10	14,155	2%	172	944,804	22%
A	15	16,963	3%	134	668,120	16%
BBB	8	4,263	1%	11	41,701	1%
Below investment grade	54	26,117	5%	66	122,211	3%

Total	134	$541,053	100%	670	$4,187,384	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, the value of investments rated A or better would have been reduced by $11.8 million and $32.2 million as of March 31, 2008 and December 31, 2007, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

After one year through five years	4,003	4,078
After five years through ten years	25,573	27,599
Mortgage-backed and other asset-backed securities	500,210	509,376

Total	$529,786	$541,053

Direct Exposure to Sub-prime Mortgages — As of March 31, 2008, the Company holds eight securities with a fair value of $7.1 million in its “Other asset-backed securities” that have direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings. Of the Company’s $7.1 million direct exposure to sub-prime mortgages, $2.9 million relates to sub-prime mortgages originated prior to 2006.
Indirect Exposure to Sub-prime Mortgages — As of March 31, 2008, the Company holds 67 collateralized debt obligations (“CDOs”) with a fair value of $40.4 million in its “Other asset-backed securities” which have indirect exposure to sub-prime mortgages through collateral pools that may include sub-prime mortgages of various vintages. Of this amount, $5.3 million is comprised of high grade CDOs having collateral with an A- or better average rating at purchase, while $23.5 million is comprised of mezzanine CDOs having collateral with a BBB/BBB- or better average rating at purchase.
Assessment of Unrealized Losses — At March 31, 2008, the Company had less than $0.1 million of unrealized losses from its available-for-sale investments. These unrealized losses relate to “Residential mortgage-backed securities — agencies” and are aged less than 12 months. At December 31, 2007, the available-for-sale investments had the following aged unrealized losses after the recognition of other-than-temporary impairment charges:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Residential mortgage-backed securities — agencies	$30,720	$(502)	$153,919	$(1,668)	$184,639	$(2,170)
U.S. government agencies	—	—	111,430	(88)	111,430	(88)

Total	$30,720	$(502)	$265,349	$(1,756)	$296,069	$(2,258)

The Company has determined that the unrealized losses reflected above represent temporary impairments. As of March 31, 2008, no securities had unrealized losses for more than 12 months, while 20 securities had unrealized losses for more than 12 months at December 31, 2007. All securities in an unrealized loss position for more than 12 months at both March 31, 2008 and December 31, 2007 are rated AAA and either issued by U.S. government agencies or collateralized by securities issued by U.S. government agencies. As these securities have the implied backing of the U.S. government, the Company believes it is highly likely that it will receive all of its contractual cash flows from these securities. The Company believes that the unrealized losses are caused by changes in interest rates from the date the securities were originally issued. The Company has the intent and ability to hold these securities to recovery, including maturity or call.

5. Derivative Financial Instruments
The notional amount of the Company’s interest rate swap agreements totaled $1.3 billion and $1.4 billion at March 31, 2008 and December 31, 2007, respectively, with an average fixed pay rate of 4.3 percent at both March 31, 2008 and December 31, 2007, and an average variable receive rate of 2.6 percent and 4.2 percent at March 31, 2008 and December 31, 2007, respectively. The variable rate portion of the swaps is generally based on federal funds or LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and “Interest expense,” depending upon the item being hedged.
The Company used interest rate swaps to hedge the variability of cash flows from its floating rate debt and floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. The Company terminated, or is in the process of terminating, certain of its financial institution customer relationships in connection with its restructuring of the official check business initiated in the first quarter of 2008. The restructuring resulted in the recognition of a $57.0 million loss on its commissions swaps during the first quarter of 2008 as the forecasted commission payments being hedged will no longer occur. This loss is recorded in “Investment commissions expense” in the Consolidated Statements of (Loss) Income. Additionally, as described in Note 12 — Debt, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the Capital Transaction. As a result, the Company recognized $6.2 million of loss on its debt interest rate swaps during the first quarter of 2008. This loss is recorded in “Interest expense” in the Consolidated Statements of (Loss) Income. The combined loss of $63.2 million represents the full liability balance of the Company’s swaps as of March 31, 2008.
6. Fair Value Measurement
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which:
•	defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date;

•	establishes a three-level hierarchy for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date;

•	requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized; and

•	expands disclosures about instruments measured at fair value.
The adoption of SFAS No. 157 had no impact on the Company’s Consolidated Financial Statements or the valuation methods consistently followed by the Company.
The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

Level 1	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments categorized as Level 1 relate to cash equivalents.

Level 2	Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The Company’s financial instruments categorized as Level 2 relate to U.S. government agency investments, residential mortgage-backed securities collateralized by U.S. government agency investments, obligations of state and political subdivisions, corporate debt and derivative instruments.

Level 3	Valuations that require inputs that are both significant to the fair value measurement and unobservable. The Company’s financial instruments categorized as Level 3 relate to auction rate securities, commercial mortgage-backed securities, residential mortgage-backed securities other than those categorized as Level 2, other asset-backed securities, preferred stock and investments in limited partnerships.

Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value:
Cash equivalents — Cash equivalents recorded at fair value are classified as Level 1 as they are valued using unadjusted quoted market pricing in active markets.
Investments - Trading and available-for-sale investments are valued using quoted market prices for identical or similar securities where possible, including broker quotations. If market quotes are not available, or broker quotes could not be corroborated by market observable data, the Company will value an investment using a pricing service and externally developed cash flow models.
For U.S. government agencies, residential mortgage-backed securities collateralized by U.S. government agency securities, obligations of states and political subdivisions and corporate debt, fair value measures are generally obtained from independent sources, including a pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments. The Company periodically corroborates the valuations provided by the pricing service through internal valuations utilizing externally developed cash flow models, comparison to actual transaction prices for sold securities and any broker quotations received on the same security.
For commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, preferred stock and investments in limited partnerships, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quotation if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. If no broker quotation is available, or if such quotation cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments as of March 31, 2008.
Derivatives — Derivatives consist of interest rate swaps and foreign currency forward contracts. As the Company’s derivatives are not exchange traded, the valuations are determined using pricing models with inputs that are observable in the market or that can be derived principally from, or corroborated by, observable market data. The Company’s derivatives are well-established products, allowing the use of pricing models that are widely accepted in the industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility and the credit quality of the counterparty. Further, these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment and the inputs are readily observable. Accordingly, the Company’s derivatives are classified as Level 2 financial instruments.

Following are the Company’s financial instruments which are recorded at fair value, by caption on the Consolidated Balance Sheet and by SFAS No. 157 hierarchy level, as of March 31, 2008:

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$605,123	$—	$—	$605,123
Trading Investments (substantially restricted)	—	—	56,413	56,413
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	31,677	—	31,677
Residential mortgage-backed securities — agencies	—	444,796	—	444,796
Other asset-backed securities	—	—	64,580	64,580

Total Financial Assets	$605,123	$476,473	$120,993	$1,202,589

Financial Liabilities

Derivative financial instruments	$—	$(63,224)	$—	$(63,224)

The amount shown in the above table as “Cash equivalents” does not reflect the entire balance in the “Cash and cash equivalents” line in the Consolidated Balance Sheets as a substantial portion of our cash and cash equivalents are carried at historical cost due to the nature of the assets. The table below provides a roll-forward of the assets classified in Level 3 which are measured at fair value on a recurring basis.

	Trading	Available for
	Investments	Sale Investments	Total
	(substantially	(substantially	Level 3
(Amounts in thousands)	restricted)	restricted)	Financial Assets

Balance, January 1, 2008	$62,105	$2,478,832	$2,540,937
Sales and settlements	—	(2,355,014)	(2,355,014)
Realized losses	—	(13,760)	(13,760)
Other-than-temporary impairments	—	(45,478)	(45,478)
Unrealized losses relating to instruments still held at the reporting date	(5,692)	—	(5,692)

Balance, March 31, 2008	$56,413	$64,580	$120,993

7. Sale of Receivables
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility at its discretion. Accordingly, there is no balance of sold receivables as of March 31, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. The average receivables sold approximated $14.8 million and $370.1 million during the first quarter of 2008 and 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $0.2 million and $6.1 million for the first quarter of 2008 and 2007, respectively.
8. Income Taxes
In the first quarter of 2008, we had $17.7 million of tax expense on a pre-tax loss of $343.1 million resulting in a negative effective income tax rate of 5.17 percent. The effective income tax rate was 32.3 percent in the first quarter of 2007. The effective income tax rate in the first quarter of 2008 reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to other-than-temporary impairment charges on securities. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of March 31, 2008. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits.
During the first quarter of 2008 and 2007, the Company recognized $0.6 million and $0.8 million in interest and penalties for unrecognized tax benefits, respectively, and are recorded in “Income tax expense” in the Consolidated Statements of (Loss) Income. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $7.0 million and $5.7 million, in interest and penalties, respectively, classified as “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

9. Mezzanine Equity
Preferred Stock — In connection with the Capital Transaction, the Company issued 495,000 shares of Series B Preferred Stock and 265,000 shares of Series B-1 Preferred Stock to THL and Goldman Sachs, respectively, for a purchase price of $495.0 million and $265.0 million, respectively. The Series B Preferred Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The Series B-1 Preferred Stock is convertible into Series B Preferred Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the Series B-1 Preferred Stock is convertible into Series D Preferred Stock, which is a non-voting common equivalent stock.
The Series B Stock pays a cash dividend of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least five years. While no dividends have been declared as of March 31, 2008, the Company has accrued dividends through a charge to additional paid-in capital as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participate in any dividends declared on the common stock on an as-converted basis.
The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of March 31, 2008, the Company believes that it is not probable that the Series B Stock will become redeemable as a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. The Series B Preferred Stock will vote as a class with the common stock of the Company, and will have a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of Series B Preferred Stock were converted plus (ii) the number of shares of common stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into common stock.
The Series B Stock is recorded in the Company’s Consolidated Balance Sheet as “Mezzanine equity,” as it has redemption features not solely within the Company’s control. The Company capitalized transactions costs totaling $37.6 million and $17.2 million relating to the issuance of the Series B Preferred Stock and Series B-1 Preferred Stock, respectively, and has recognized these costs as a reduction of “Mezzanine equity.” In addition, the Company paid $7.5 million of capitalized transaction costs relating to the issuance of the Series B Stock and the Notes through the issuance of 7,500 shares of Series B-1 Preferred Stock to Goldman Sachs.
Following is a summary of mezzanine equity activity during the quarter ended March 31, 2008:

	Series B	Series B-1
	Preferred	Preferred
(Amounts in thousands, except share data)	Stock	Stock

Balance at December 31, 2007	$—	$—
Issuance of shares	495,000	272,500
Transaction costs related to the issuance of shares	(37,649)	(17,172)
Dividends accrued	1,187	635

Balance at March 31, 2008	$458,538	$255,963

Registration Rights — As part of the Capital Transaction, the Company entered into a Registration Rights Agreement with the Investors. Under the terms of the Registration Rights Agreement, after a specified holding period, the Company must promptly file a shelf registration statement with the Securities and Exchange Commission (“SEC”) relating to securities held by the Investors. The Company is generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.
10. Stockholders’ Deficit
Rights Agreement — As part of the Capital Transaction, the Company amended its Rights Agreement with Wells Fargo Bank, N.A. as rights agent, to exempt the issuance of securities to the Investors and their affiliates from the Rights Agreement.

Common Stock — Following is a summary of common stock issued and outstanding:

	March 31,	December 31,
(Amounts in thousands)	2008	2007

Common shares issued	88,556	88,556
Treasury stock	(5,962)	(5,911)
Restricted stock	(145)	(234)

Common shares outstanding	82,449	82,411

Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, the Company is limited in its ability to pay dividends on our common stock. We do not anticipate declaring any dividends on our common stock during 2008.
Treasury Stock — Following is a summary of treasury stock share activity during the quarter ended March 31, 2008:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2007	5,911
Stock repurchases	—
Issuance of stock for exercise of stock options and other stock compensation activity	(6)
Shares surrendered for withholding taxes upon release or forfeiture of restricted stock	57

Balance at March 31, 2008	5,962

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” include:

	March 31,	December 31,
(Amounts in thousands)	2008	2007

Unrealized gain on securities classified as available-for-sale	$11,267	$26,418
Unrealized loss on derivative financial instruments	(2,518)	(19,345)
Cumulative foreign currency translation adjustments	4,644	2,329
Prior service cost for pension and postretirement benefits, net of tax	(588)	(603)
Unrealized losses on pension and postretirement benefits, net of tax	(31,591)	(30,514)

Accumulated other comprehensive loss	$(18,786)	$(21,715)

11. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) and the defined benefit postretirement plans includes the following components:

	Pension and SERP’s		Postretirement Benefits
Three Months ended March 31,	2008	2007	2008	2007
(Amounts in thousands)
Service cost	$326	$574	$135	$174
Interest cost	3,142	2,975	204	209
Expected return on plan assets	(2,577)	(2,521)	—	—
Amortization of prior service cost	107	121	(88)	(74)
Recognized net actuarial loss	635	1,057	—	23

Net periodic pension cost	$1,633	$2,206	$251	$332

On January 1, 2008, the Company adopted a change in measurement date for its defined benefit pension plan and combined SERPs and the defined benefit postretirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. The change in measurement date was adopted using the transition method of measuring its plan assets and benefit obligations as of January 1, 2008. Net periodic costs of $0.4 million for the period from the Company’s current measurement dated of November 30, 2007 through January 1, 2008 were recognized as a separate adjustment to “Retained loss,” net of tax.

Changes in the fair value of the plan assets and benefit obligation for this period were recognized as an adjustment of $1.5 million to the opening balance of “Accumulated other comprehensive loss” in 2008.
Benefits paid through the defined benefit pension plan and the combined SERPs were $4.0 million and $4.1 million during the first quarter of 2008 and 2007, respectively. No contributions were made to the defined benefit pension plan during the first quarter of 2008 or 2007. The Company made contributions to the combined SERPs totaling $0.9 million during the first quarter of 2008 and 2007, respectively. Benefits paid through, and contributions made to, the defined benefit postretirement plans were less than $0.1 million during the first quarter of 2008 and 2007.
The net loss and prior service cost for the defined benefit pension plan and SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.6 million ($0.4 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the first quarter of 2008, compared to $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the first quarter of 2007. The net loss and prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the defined benefit postretirement plans was less than $0.1 million for both the first quarter of 2008 and 2007.
Contribution expense for the 401(k) defined contribution plan totaled $1.0 million and $0.8 million for the first quarter of 2008 and 2007, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.0 million and $2.5 million during the first quarter of 2008 and 2007, respectively.
12. Debt
Following is a summary of outstanding debt as of:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	8.03%	$—
Senior term loan — extinguished	—		100,000	5.91%
Senior Tranche B Loan, net of unamortized discount, due 2013	233,789	8.36%	—
Senior revolving credit facility, due 2013	145,000	6.73%	245,000	5.85%
Second lien notes, due 2018	500,000	13.25%	—

Total debt	$978,789		$345,000

Senior Facility — As part of the Capital Transaction, Worldwide entered into the Senior Facility (as defined in Note 2 — Capital Transaction) of $600.0 million on March 25, 2008 with various lenders and JPMorgan, as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005. The Senior Facility is comprised of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility, each of which matures in March 2013. Tranche B was issued by the Company at a discount of 93.5 percent, or $16.3 million, which was recorded as a reduction to the carrying value of Tranche B and will be amortized over the life of the debt using the effective interest method. A portion of the proceeds from the issuance of Tranche B were used to repay $100.0 million of the revolving credit facility on March 25, 2008. As of March 31, 2008, the Company has $100.4 million of availability under the revolving credit facility.
The interest rate applicable to each of Tranche A and the revolving credit facility is the Eurodollar rate plus 350 basis points. The interest rate applicable to Tranche B is the Eurodollar rate plus 500 basis points. Fees on the daily unused availability under the revolving credit facility are 50 basis points. There is a prepayment premium on Tranche B of two percent during the first year and one percent during the second year of the Senior Facility. Loans under the Senior Facility are secured by substantially all of the Company’s non-financial assets and are guaranteed by the Company’s material domestic subsidiaries, with such guarantees secured by the non-financial assets of the subsidiaries.
On March 31, 2008, the interest rates under the Senior Facility were 6.25 percent on Tranche A, 7.69 percent on Tranche B and a weighted average rate of 6.11 percent on the revolving credit facility. At December 31, 2007, the Senior Facility interest rate was 7.58 percent on the term loan and on $50.0 million of the outstanding revolving credit and 7.66 percent on $195.0 million of the outstanding revolving credit, exclusive of the effect of commitment fees and other costs.

Second Lien Notes — As part of the Capital Transaction, Worldwide issued the Notes (as defined in Note 2 — Capital Transaction) of $500.0 million, to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized. The Company anticipates paying the interest on the Notes.
The Company can redeem the Notes after five years at specified premiums. Prior to the fifth anniversary, the Company may redeem some or all of the Notes at a price equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest, if any, plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Upon a change of control, the Company is required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the Notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the Notes or have not been used to repay certain debt.
Inter-creditor Agreement — In connection with the above financing arrangements, the lenders under both the Senior Facility and the Notes have agreed to be bound by the terms of an inter-creditor agreement under which the lenders have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time, both before and following a default under the financing arrangements.
364-Day Facility — On November 15, 2007, the Company entered into a $150.0 million revolving credit facility (the “364-Day Facility”) with JPMorgan. The Company did not borrow under the 364-Day Facility in 2007 or 2008. In connection with the Capital Transaction, the Company terminated the 364-Day Facility.
Debt Covenants — Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; effect mergers and consolidations; sell assets or subsidiary stock; pay dividends and other restricted payments; invest in certain assets; effect loans, advances and certain other transactions with affiliates. In addition, the Senior Facility has a covenant that places limitations on the use of proceeds from borrowings under the facility.
The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations
At December 31, 2007, the Company was not in compliance with covenants related to the Senior Facility and 364-Day Facility and received waivers of default through May 1, 2008. During the waiver period, the interest rate increased to LIBOR plus 275 basis points and no draws could be made on the 364-Day Facility.
Deferred Financing Costs — In connection with the waivers obtained on the Senior Facility and the 364-Day Facility during the first quarter of 2008, the Company capitalized transaction costs of $1.5 million. The Company also capitalized $19.4 million and $33.3 million of transactions costs for the amendment and restatement of the Senior Facility and the issuance of the Notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and will be amortized over the life of the related debt using the effective interest method. In accordance with Emerging Issues Task Force (“EITF Issue”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company has accounted for the amendments to the Senior Facility as a debt extinguishment. As a result, the Company recognized a $1.5 million debt extinguishment loss in the Consolidated Statements of Income which reduced deferred financing costs. In addition, the Company expensed $0.4 million of unamortized deferred financing costs in connection with the termination of the 364-Day Facility.

13. Commitments and Contingencies
Legal proceedings — We are party to a variety of legal proceedings, including those that arise in the normal course of our business. All legal proceedings are subject to uncertainties and outcomes that are not predictable with assurance. We accrue for legal proceedings as losses become probable and can be reasonably estimated. Significant legal proceedings arising outside the normal course of our business are described below. While the results of these proceedings cannot be predicted with certainty, management believes that after final disposition, any monetary liability will not be material to our financial position. Further, the Company maintains insurance coverage for many of the claims alleged.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. On March 28, 2008, the City of Ann Arbor Employees Retirement System filed a complaint in the District of Minnesota against the Company and three of its officers. The complaint alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act against Company officers. The complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. In April 2008, three other plaintiffs, Willie R. Pittman, Edward J. Goodman Life Income Trust and Manzoor Hussain filed complaints in the same court, making substantially the same claims. The Goodman matter names the Company, four of its officers and members of the Company’s Board of Directors. The Company expects the four cases to be consolidated into a single action.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. For relief, the complainant seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — The Company and its officers and directors are also parties to two stockholder lawsuits making various state-law claims. On December 19, 2007, L.A. Murphy filed a complaint in Hennepin County District Court, alleging a breach of fiduciary duties for refusal to investigate an offer from Euronet Worldwide, Inc. to buy the Company. The complaint requested injunctive relief. The Court denied the plaintiff’s motion for a temporary restraining order to block the Capital Transaction. On April 3, 2008, the plaintiff subsequently amended her complaint to an Amended Shareholder Class and Derivative Complaint, alleging breach of fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors. The complainant seeks declaratory and injunctive relief and contribution and indemnification from defendants for the alleged breaches of fiduciary duty.
On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complainant seeks monetary damages, disgorgement, restitution or rescission, as well as attorneys’ fees and costs.
SEC Inquiry — By letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, the Company received an additional letter from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.
Credit Facilities — At March 31, 2008, the Company has various letters of credit and overdraft facilities to assist in the management of investments and the clearing of payment service obligations, as well as $100.4 million of availability under the Senior Facility described in Note 12 — Debt. Overdraft facilities consist of $4.8 million of letters of credit, all of which are outstanding at March 31, 2008. Letters of credit totaling $4.6 million reduce amounts available under the Senior Facility. Fees on the letters of credit are paid in accordance with the terms of the Senior Facility described in Note 12- Debt. The Company also has $1.9 billion of uncommitted repurchase agreements with various banks. The use of the repurchase agreements is subject to availability of collateral investments acceptable to the counterparty.
Other Commitments — The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2008, the total amount of unfunded commitments related to these agreements was $1.2 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payment on its debt to a bank. The term of the debt guarantee is for an indefinite period, but it is expected that the agent will pay all outstanding amounts under its debt to the bank by March 2009. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and will be amortized on a straight- line basis through March 2009. The amortization expense is recognized as part of “Transaction and operations support” expense in the Consolidated Statements of (Loss) Income.
14. Earnings per Common Share
As further described in Note 9 — Mezzanine Equity, the Company’s Series B Stock are convertible into shares of the Company’s common stock and participate in any dividends declared or other distributions made to common stockholders. Accordingly, the Company utilizes the two-class method for computing basic earnings per common share. The two-class method reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. The undistributed earnings allocated to the common stockholders are divided by the weighted average number of common shares outstanding during the period to compute basic earnings per common share. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method, and the conversion of the Series B Stock using the if-converted method.
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock are anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31
(Shares in thousands)	2008	2007
Shares related to stock options	4,057	582
Shares related to restricted stock	145	—
Shares related to preferred stock	307,729	—
15. Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. The Company has not made any elections to fair value financial assets or liabilities under SFAS No. 159 as of March 31, 2008.
In June 2007, EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment was issued. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123(R), Share Based Payment (revised 2004). The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF Issue No. 06-11 was adopted prospectively by the Company as of January 1, 2008 with no material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
16. Minimum Commission Guarantees
In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent.
As of March 31, 2008, the liability for minimum commission guarantees was $2.3 million, and the maximum amount that could be paid under commission guarantees is $20.5 million over a weighted average remaining term of 2.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to commission guarantees expiring in fiscal 2007, the Company paid $0.8 million under these guarantees, or approximately 14 percent of the estimated maximum payment for the year.
17. Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Wal-Mart, accounted for approximately 24 percent and 20 percent of the Company’s fee and investment revenue in the first quarter of 2008 and 2007, respectively. “Other unallocated expenses” for the first quarter of 2008 includes $7.7 million of costs relating to the Capital Transaction. The following table reconciles segment operating income to “(Loss) income before income taxes” as reported in the Consolidated Financial Statements:

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Revenue (losses):
Global Funds Transfer:
Money transfer, including bill payment	$236,383	$190,104
Retail money order	(17,384)	36,532

	218,999	226,636
Payment Systems:
Official check and payment processing	(203,723)	76,169
Other	1,694	7,028

	(202,029)	83,197
Other	92	218

Total revenue	$17,062	$310,051

Operating (Loss) Income:
Global Funds Transfer	$(3,672)	$37,551
Payment Systems	(314,853)	9,566

	(318,525)	47,117

Interest expense	(14,789)	(1,958)
Debt extinguishment loss	(1,499)	—
Other unallocated expenses	(8,302)	(1,068)

(Loss) income before income taxes	$(343,115)	$44,091

The following table presents depreciation and amortization expense and capital expenditures by segment:

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Depreciation and amortization:
Global Funds Transfer	$9,484	$10,451
Payment Systems	4,734	1,229

Total depreciation and amortization	$14,218	$11,680

Capital expenditures:
Global Funds Transfer	$3,506	$13,409
Payment Systems	2,360	1,520

Total capital expenditures	$5,866	$14,929

The following table presents revenue by major geographic area:

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
United States	$(66,127)	$244,020
Foreign	83,189	66,031

Total revenue	$17,062	$310,051

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes of MoneyGram International, Inc. (“MoneyGram,” the “Company,” “we,” “us” and “our”). This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
Summary
Following are significant items affecting operating results during the first quarter of 2008:
•	Fee and other revenue increased 23 percent to $262.8 million in the first quarter of 2008 from $213.1 million in the first quarter of 2007 driven primarily by continued growth in money transfer transaction volume. Our Global Funds Transfer segment fee and other revenue grew 25 percent in the first quarter of 2008 over 2007, driven by 25 percent growth in money transfer transaction revenue and 22 percent growth in transaction volume.

•	We recorded $307.3 million of net securities losses due to the realignment of our investment portfolio (as further described in Table 3) and other-than-temporary impairments recorded during the quarter.

•	We recognized a loss of $57.0 million in “Investment commissions expense” on swaps related to commissions payable in the official check business due to the restructuring of that business.

•	Interest expense increased to $14.8 million in the first quarter of 2008 from $2.0 million in 2007 due to higher interest rates on our outstanding debt during the first quarter of 2008 and a loss of $6.2 million recognized on interest rate swaps related to the extinguishment of debt.

•	Expenses included costs of $7.7 million in “Transaction and operations support” and $1.5 million of “Debt extinguishment loss” incurred for the Capital Transaction (defined below).
Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which we received $1.5 billion of gross equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business and provide necessary capital due to our investment portfolio losses. The equity component consisted of a $760.0 million private placement of participating convertible preferred stock. The debt component consisted of the issuance of $500.0 million of senior secured second lien notes with a ten year maturity. Additionally, we entered into a senior secured amended and restated credit agreement amending the Company’s existing $350.0 million debt facility to increase the facility by $250.0 million to a total facility size of $600.0 million. The Company has availability under the revolving facility of $100.4 million at March 31, 2008. For a description of the terms of the equity and debt components of the Capital Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” Note 9 — Mezzanine Equity and Note 12 — Debt of the Notes to Consolidated Financial Statements. The net proceeds of the Capital Transaction were invested in cash and cash equivalents to supplement our unrestricted assets.

Table 1 — Results of Operations

			2008	As a Percentage
			vs.	of Total Revenue
Three Months Ended March 31,	2008	2007	2007	2008	2007
(Amounts in Thousands)			(%)	(%)	(%)
Revenue:
Fee and other revenue	$262,797	$213,133	23	1,540	69
Investment revenue	61,565	96,054	(36)	361	31
Net securities (losses) gains	(307,300)	864	NM	(1,801)	0

Total revenue	17,062	310,051	(94)	100	100
Fee commissions expense	117,232	90,012	30	687	29
Investment commissions expense	96,889	62,248	56	568	20

Total commissions expense	214,121	152,260	41	1,255	49

Net (losses) revenue	(197,059)	157,791	(225)	(1,155)	51

Expenses:
Compensation and benefits	52,299	50,031	5	307	16
Transaction and operations support	52,029	39,614	31	305	13
Depreciation and amortization	14,218	11,680	22	83	4
Occupancy, equipment and supplies	11,222	10,417	8	66	3
Interest expense	14,789	1,958	655	87	1
Debt extinguishment loss	1,499	—	NM	9	0

Total expenses	146,056	113,700	28	857	37

(Loss) income before income taxes	(343,115)	44,091	NM	(2,012)	14
Income tax expense	17,740	14,252	24	104	4

Net (loss) income	$(360,855)	$29,839	NM	(2,116)	10

NM = Not meaningful
For the first quarter of 2008, total revenue decreased $293.0 million, or 94 percent, over the first quarter of 2007, primarily due to net securities losses of $307.3 million from the realignment of our investment portfolio and other-than-temporary impairment charges. Additionally, investment revenue decreased $34.5 million, or 36 percent, from the prior year due to the substantial decrease in our investment balances and lower yields earned. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements for further information on our investments. These decreases were somewhat offset by an increase in fee and other revenue of $49.7 million or 23 percent to $262.8 million in the first quarter of 2008 from $213.1 million in the first quarter of 2007, driven primarily by continued growth in money transfer transaction volume.
Total commissions expense increased $61.9 million, or 41 percent, primarily reflecting a $57.0 million loss on swaps related to investment commissions to official check customers and an increase in commissions from higher transaction volumes.
Total expenses, excluding commissions, increased $32.4 million, or 28 percent, primarily due to transaction and operations support costs and interest expense. Transaction and operation support costs include costs of $7.7 million incurred for the Capital Transaction. Interest expense increased by $12.8 million from higher interest rates and higher levels of outstanding debt during the first quarter of 2008, as well as a loss of $6.2 million on our debt interest rate swaps from the early extinguishment of debt.
A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. In the first quarter of 2008, the Euro strengthened against the U.S. Dollar. While the strong Euro benefits the internationally originated revenue in our Consolidated Statement of (Loss) Income, this benefit is significantly offset by the impact on commissions paid and operating expenses incurred in Euros. The impact of fluctuations in the Euro exchange rate on the Company’s consolidated net loss was a minimal benefit of approximately $0.9 million for the first quarter ended March 31, 2008.

Table 2 — Net Fee Revenue Analysis

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Fee and other revenue	$262,797	$213,133	23%
Fee commissions expense	(117,232)	(90,012)	30%

Net fee revenue	$145,565	$123,121	18%

Commissions as a % of fee and other revenue	44.6%	42.2%
Fee and other revenue consists of fees on money transfer, money orders and official check transactions. For the first quarter of 2008, fee and other revenue increased by $49.7 million, or 23 percent, from the first quarter of 2007 primarily driven by growth in money transfer (including bill payment). Money transfer fee revenue (including bill payment) grew 25 percent. Money transfer transaction volume increased 22 percent in the first quarter of 2008 compared to 2007. Transaction growth resulted in incremental fee and other revenue of $46.3 million, while changes in product mix increased our revenue by $3.4 million. Our money transfer pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased total fee and other revenue by $8.1 million in the first quarter of 2008 compared to 2007.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. During the first quarter of 2008, fee commissions expense increased $27.2 million, or 30 percent, over the first quarter of last year and also grew at a faster pace than fee revenue, primarily driven by higher money transfer transaction volume, tiered commissions, amortization of signing bonuses and a stronger Euro. Higher money transfer transaction volumes increased fee commissions expense by $20.3 million, while higher average commissions per transaction, primarily from tiered commissions, increased commissions by $3.4 million. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. Amortization of signing bonuses increased 39 percent in the first quarter of 2008 from the first quarter of 2007. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased fee commissions expense by $4.4 million in the first quarter of 2008 compared to 2007.
Net fee revenue in the first quarter of 2008 increased 18 percent compared to the first quarter of 2007. The increase in net fee revenue is primarily driven by the increase in money transfer transaction volume. Growth in net fee revenue was lower than fee and other revenue growth, primarily due to tiered commissions.

Table 3 — Net Investment Revenue Analysis

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Components of net investment revenue:
Investment revenue	$61,565	$96,054	-36%
Investment commissions expense (1)	(96,889)	(62,248)	56%

Net investment (loss) revenue	$(35,324)	$33,806	-204%

Average balances:
Cash equivalents and investments	$4,817,257	$6,193,230	-22%
Payment service obligations (2)	4,638,871	4,662,777	-1%

Average yields earned and rates paid (3):
Investment yield	5.14%	6.29%	-1.15%
Investment commission rate	8.40%	5.41%	2.99%
Net investment margin	-2.95%	2.21%	-5.16%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($14.8 million and $370.1 million in the first quarter of 2008 and 2007, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue in the first quarter of 2008 decreased $34.5 million, or 36 percent, compared to the first quarter of 2007 due the decrease in our investment balances and lower yields earned due to the realignment of our investment portfolio away from asset-backed securities into highly liquid assets as well as a decrease in our sale of receivables program. The realigned portfolio is now comprised primarily of cash equivalents and government and government agency securities.
Investment commissions expense in the first quarter of 2008 increased $34.6 million, or 56 percent, reflecting the recognition of a loss on interest rate swaps related to commissions. Under the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customers. The restructuring resulted in a $57.0 million loss on its commissions swaps. This loss was partially offset by a decrease in commissions expense relating to our official check business due to the decrease in the federal funds rate. With the restructuring of the official check business and the decline in the federal funds rate, we expect to see lower investment commissions expense in the future.
Net investment revenue and net investment margin for the first quarter of 2008 reflect the decreased investment revenue and the loss recorded on commission swaps as discussed above. As a result of the realignment of the portfolio and resulting decreases in investment yields, we anticipate that our net investment margin in the future will be substantially less than historical levels.

Table 4 — Summary of Gains, Losses and Impairments

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Gross realized gains	$34,200	$3,793	$30,407
Gross realized losses	(296,226)	(1,951)	(294,275)
Other-than-temporary impairments	(45,274)	(978)	(44,296)

Net securities (losses) gains	$(307,300)	$864	$(308,164)

The Company had net securities losses of $307.3 million in the first quarter of 2008 compared to net securities gains of $0.9 million in the first quarter of 2007. The gross realized losses recorded in the first quarter of 2008 reflect net losses on the sale of investments in connection with the realignment of our investment portfolio and $5.7 million of unrealized losses on trading investments. The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion. The $256.3 million net loss realized on the sale is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. See Note 4 - Investments (Substantially Restricted) of the Notes to the Consolidated Financial Statements for further discussion on the sale of our investment portfolio.
As the Company no longer has the intent to hold its remaining securities classified as “Other asset-backed securities,” the Company recognized an other-than-temporary impairment charge of $45.3 million during the first quarter of 2008. This charge is the result of the further deterioration in the market and accumulation of ratings downgrades during the first quarter of 2008.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $2.3 million, or five percent, in the first quarter of 2008 compared to 2007, primarily from higher salaries and benefits, partially offset by lower incentive compensation. Salaries and benefits increased $4.0 million, reflecting higher salaries and payroll taxes due to increased headcount supporting the growth in the money transfer business. Incentive compensation decreased $2.6 million due to the decline in the Company’s stock price. The change in the Euro exchange rate for the first quarter of 2008, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $1.1 million compared to 2007.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased $12.4 million, or 31 percent, in the first quarter of 2008 compared to 2007. Costs of $7.7 million were recorded as a result of the Capital Transaction. Agent forms and supplies increased $1.8 million and marketing costs increased $0.8 million primarily due to the increase in agent locations. Out-service processing fees, credit servicing fees and accounting fees increased from the prior year by $1.5 million in total. Additionally, our provision for loss increased $1.1 million over the prior year, reflecting the growth in our agent base and transaction volume. The change in the Euro exchange rate for the first quarter of 2008, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $1.1 million compared to 2007.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense increased $2.5 million, or 22 percent, in the first quarter of 2008 compared to 2007. Our investment in agent equipment and signage increased depreciation expense by $1.3 million, while our investment in computer hardware and capitalized software to enhance our support functions increased depreciation expense by $0.9 million.
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

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased $0.8 million, or eight percent, in the first quarter of 2008 compared to 2007. Office rent increased $0.7 million from expanded retail locations, while software and maintenance expense increased $0.5 million, primarily from purchased licenses to support our growth. Disposal of fixed assets and higher property taxes increased our expenses by $0.5 million. Partially offsetting these increases is a $1.0 million decline in freight and supplies expense due to lower shipments related to our roll out of agents.
Interest expense — Interest expense increased to $14.8 million in the first quarter of 2008 from $2.0 million in 2007 due to higher outstanding debt during the first quarter of 2008, as well as higher interest rates. Additionally, the Company recognized a loss of $6.2 million during the first quarter of 2008 on its debt interest rate swaps from the early extinguishment of its outstanding debt in connection with the Capital Transaction. We expect our interest expense to average approximately $32.0 million per quarter for the remainder of 2008, using the interest rates in effect at March 31, 2008 and assuming that the interest on the Notes is accrued.
Income taxes — In the first quarter of 2008, we had $17.7 million of tax expense on a pre-tax loss of $343.1 million, resulting in a negative effective income tax rate of 5.17 percent. The effective income tax rate was 32.3 percent in the first quarter of 2007. The effective income tax rate in the first quarter of 2008 reflects a deferred tax asset valuation allowance of $16.1 million relating to other-than-temporary impairment charges on investments. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of March 31, 2008. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits.
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
We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives are also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses represent pension and benefit obligation expense. Table 5 reconciles segment operating income to income before income taxes as reported in our Consolidated Financial Statements.
Table 5 — Segment Information

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Operating (loss) income:
Global Funds Transfer	$(3,672)	$37,551	-110%
Payment Systems	(314,853)	9,566	-3391%

Total segment operating (loss) income	(318,525)	47,117	-776%
Interest expense	14,789	1,958	655%
Debt extinguishment loss	1,499	—	NM
Other unallocated expenses	8,302	1,068	677%

(Loss) income before income taxes	$(343,115)	$44,091	-878%

Table 6 — Global Funds Transfer Segment

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Money Transfer (including Bill Payment)
Fee and other revenue	$236,885	$188,850	25%
Investment revenue	706	1,246	-43%
Net securities (losses) gains	(3,735)	8	NM

Total Money Transfer revenue (including Bill Payment)	233,856	190,104	23%
Retail Money Order and other
Fee and other revenue	16,932	14,984	13%
Investment revenue	8,849	21,369	-59%
Net securities (losses) gains	(40,638)	179	NM

Total Retail Money Order and other (losses) revenue	(14,857)	36,532	NM
Total Global Funds Transfer revenue
Fee and other revenue	253,817	203,834	25%
Investment revenue	9,555	22,615	-58%
Net securities (losses) gains	(44,373)	187	NM

Total Global Funds Transfer revenue	218,999	226,636	-3%

Commissions expense	(116,563)	(95,032)	23%

Net revenue	$102,436	$131,604	-22%

Operating (loss) income	$(3,672)	$37,551	NM
Operating margin	-1.7%	16.6%

NM = Not meaningful
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers (including bill payment), as well as fees on retail money orders, investment revenue and securities gains and losses. Total revenue decreased $7.6 million, or 3 percent, in the first quarter of 2008 over the first quarter of 2007, due to net securities losses of $44.4 million that were recorded on our investment portfolio and allocated to this segment. See further discussion of the losses in Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements. Total fee and other revenue for the Global Funds Transfer segment increased $50.0 million, or 25 percent, in the first quarter of 2008 and continues to be driven by the growth in money transfer (including bill payment). Money transfer fee and other revenue (including bill payment) grew 25 percent, while money transfer transaction volume increased 22 percent in the first quarter of 2008 as a result of our network expansion and targeted pricing initiatives. The higher growth in money transfer fee revenue (including bill payment) over transaction volume is due to changes in product mix (money transfer versus bill payment) and the Euro exchange rate. Transaction growth resulted in incremental fee and other revenue of $46.3 million, while changes in product mix (money transfer versus bill payment) resulted in incremental revenue of $3.4 million. Our money transfer pricing philosophy continues to be to maintain a price point below our higher priced competitor but above the niche players in the market.
Our domestic originated transactions (including urgent bill payment), which contribute lower revenue per transaction, increased 22 percent in the first quarter of 2008, while internationally originated transactions (outside of North America) increased 30 percent. Transaction volume to Mexico grew 4 percent in the first quarter of 2008 over the first quarter of 2007, reflecting slowing growth from the economic conditions in the U.S. housing market and immigration concerns. Mexico is a relatively small portion of our total money transfer business and represented less than ten percent of our total transactions in the first quarter of 2008. The growth in money transfer reflects our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base expanded 33 percent to approximately 152,000 locations in the first quarter of 2008 over the first quarter of 2007, primarily in the international markets.
At March 31, 2008, money transfer agents are located in the following geographic regions: 47,600 locations in Western Europe and the Middle East; 35,000 locations in North America; 22,600 locations in Latin America (including 10,700 locations in Mexico); 15,200 locations in Eastern Europe; 14,100 locations in Asia Pacific; 12,100 locations in the Indian subcontinent; and 5,400 locations in Africa.

Fee and other revenue for retail money order and other products increased 13 percent in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the acquisition of PropertyBridge which closed in October of 2007. Fee and other revenue for retail money order for the first quarter of 2008 decreased four percent compared to the first quarter of 2007, which is in line with declines in volume. These declines are expected to continue.
Investment revenue in Global Funds Transfer decreased 58 percent in the first quarter of 2008 compared to the first quarter of 2007, primarily from the decrease in investment balances resulting from the realignment of our investment portfolio away from asset-backed securities into highly liquid assets. Net securities losses in the first quarter of 2008 reflect the $44.4 million of realized losses and other-than-temporary impairments that were recorded on our investment portfolio and allocated to this segment. See Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense in the first quarter of 2008 increased 23 percent compared to the same period in 2007, primarily driven by higher money transfer transaction volume, tiered commission rates paid to certain agents and increases in the Euro exchange rate. Higher money transfer transaction volumes increased fee commissions expense by $20.3 million, while higher average commissions per transaction, primarily from tiered commissions, increased commissions by $3.4 million. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. The extension of the term of the current agreement with our largest agent, Wal-Mart Stores, Inc., through January 2013 includes certain commission increases during the term of the contract. The Wal-Mart commission rate increased one percent effective March 25, 2008, but will not increase again until 2011.
Operating loss of $3.7 million and negative operating margin of 1.7 percent for the first quarter of 2008 reflects the net securities losses of $44.4 million that were recorded on our investment portfolio and allocated to this segment, as well as the lower investment revenue. The losses were partially offset by the growth in money transfer detailed above.

Table 7 — Payment Systems Segment

			2008
			vs.
Three Months Ended March 31,	2008	2007	2007
(Amounts in Thousands)
Official check and payment processing revenue
Fee and other revenue	$3,432	$3,256	5%
Investment revenue	51,148	72,247	-29%
Net securities (losses) gains	(258,303)	666	NM

Total official check and payment processing (losses) revenue	(203,723)	76,169	NM
Other revenue
Fee and other revenue	5,388	5,878	-8%
Investment revenue	930	1,140	-18%
Net securities (losses) gains	(4,624)	10	NM

Total other revenue	1,694	7,028	NM
Total Payment Systems revenue
Fee and other revenue	8,820	9,134	-3%
Investment revenue	52,078	73,387	-29%
Net securities (losses) gains	(262,927)	676	NM

Total Payment Systems (losses) revenue	(202,029)	83,197	NM

Commissions expense	(97,558)	(57,228)	70%

Net (loss) revenue	$(299,587)	$25,969	NM

Operating (loss) income	$(314,853)	$9,566	NM
Operating margin	NM	11.5%

Taxable equivalent basis (1):
(Losses) Revenue	$(200,936)	$87,091	-331%
Commissions expense	(97,558)	(57,228)	70%
Operating (loss) income	(313,760)	13,460	NM
Operating margin	NM	15.5%

NM = Not meaningful

(1)	The taxable equivalent basis numbers are used by the Company’s management, and management believes they are useful to investors, to evaluate the effect of tax-exempt securities on the Payment Systems segment and on the Company’s effective tax rate. The tax-exempt investments in the investment portfolio have lower pre-tax yields, but produce higher income on an after-tax basis than comparable taxable investments. As income taxes are not allocated to the Company’s operating segments, the effect of tax-exempt securities on the Payment Systems segment is not apparent in measures presented under GAAP. Accordingly, an adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate applied to interest income from tax-exempt securities and is $1.1 million and $3.9 million in the first quarter of 2008 and 2007, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for, measures presented under GAAP.
Total revenue includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. The net loss in the Payment Systems segment of $299.6 million in the first quarter of 2008 reflects the net securities losses of $262.9 million that were recorded on our investment portfolio and allocated to this segment. In addition, investment revenue decreased $21.3 million, or 29 percent, in the first quarter of 2008 from the substantial decrease in our investment balances and lower yields earned. See Note 4 - Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments.
In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships, which will enable us to continue to provide these services to small and mid-sized financial institutions. As of March 31, 2008, nine of our top ten financial institution customers have terminated their official check agreements with us. We anticipate the balances associated with these institutions will runoff over the next two years. At the end of April, the Company sent out letters repricing the commission rate paid to the majority of its other official check financial institutions customers. The new lower commission rates will take effect by the end of the second quarter.

Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense increased 70 percent in the first quarter of 2008, reflecting a $57.0 million loss on interest rate swaps related to commissions payable resulting from the restructuring of the official check business.
Operating loss in the first quarter of 2008 was $314.9 million, reflecting the net securities losses of $262.9 million that were recorded on our investment portfolio and allocated to this segment, as well as the decrease in our investment balances and lower yields earned on our realigned portfolio and the loss on commissions swaps. We anticipate that our profit margin will be adversely affected by declines in our average investable balances from the official check restructuring and declines in our investment yield from the lower federal funds rate and the realignment of the portfolio. We anticipate that commissions expense will decline as a result of lower average investable balances and our repricing of the commission structure. We cannot predict the level of terminations by our financial institution customers as a result of our repricing initiatives.
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
We have various resources available to us for purposes of managing liquidity and capital needs, including our cash, cash equivalents, investments, credit facilities and letters of credit. For purposes of this discussion, we use the term “investments” to refer to our long-term investment portfolio, while the term “cash equivalents” refers to our short-term investment portfolio. Short-term investments are included in “Cash and cash equivalents” in the Consolidated Balance Sheets and are used in managing our daily operating liquidity needs. Long-term investments are classified as trading or available-for-sale and are used in managing our capital needs.
Liquidity
We utilize our cash, cash equivalents and reverse repurchase agreements as the main tools to manage our daily operating liquidity needs. Our operating liquidity needs relate to the monies required to settle our payment instruments on a daily basis and fund the routine operating activities of the business. On a daily basis, we move on average over $1.0 billion to settle our payment instruments and make related settlements with our agents and financial institutions. We receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts. In April 2008, one clearing bank gave notice that they will not renew their clearing agreement with the Company when the contract expires in June 2009. We do not expect this to have a significant impact on our business. For the clearing of money orders, we rely primarily on one clearing bank. In addition, we maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services to move customer funds and make agent payments. The relationships with these clearing banks and cash management banks are a critical component of the Company’s ability to move monies on a global and timely basis.
We rely on the funds from on-going sales of payment instruments and portfolio cash flows to settle our payment service obligations (“PSO”) as they are presented. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the next cash inflow day, excess cash is reinvested in cash equivalents.
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and PSO related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the PSO. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities.

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
In connection with our credit facilities, one clearing bank contract and the SPEs, we have certain financial covenants that require us to maintain pre-defined ratios of certain assets to PSO as presented in the Consolidated Balance Sheets. As more fully described in Note 12 — Debt of the Notes to Consolidated Financial Statements, the financial covenants under our credit facilities are not effective until May 2009. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding PSO (the “Total Company Ratio”), as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank (the “Clearing Bank Ratio”). Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution. In addition, under limited circumstances, these financial institution customers with SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.
In addition, we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory PSO measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than our PSO as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states also require MoneyGram Payment Systems, Inc. (“MPSI”), the licensed entity and our wholly-owned operating subsidiary, to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth. As of March 31, 2008, we had excess assets over the states’ PSO (“cushion”) under our most restrictive state of $857.5 million; all other states had substantially higher cushions. As of March 31, 2008, the Company was in compliance with all regulatory requirements for all states.
The regulatory and contractual requirements do not require us to specify individual assets held to meet our PSOs, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, with no prior notice, penalty or limitations.
Table 8 — Unrestricted Assets

	March 31,	December 31,
	2008	2007
(Amounts in Thousands)
Cash and cash equivalents	$4,654,341	$1,552,949
Receivables, net	1,783,241	1,408,220
Trading investments	56,413	62,105
Available for sale investments	541,053	4,187,384

	7,035,048	7,210,658
Amounts restricted to cover payment service obligations	(6,656,163)	(7,762,470)

Excess (shortfall) in unrestricted assets	$378,885	$(551,812)

Impact of the Credit Market Disruption
In the second half of 2007, particularly in late November and December 2007, the asset-backed securities and credit markets experienced substantial deterioration due to increasing concerns over defaults on mortgages and debt in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, resulting in substantial declines in the fair value of asset-backed securities. At the same time, the rating agencies conducted expansive reviews of securities, issuing broad rating downgrades. Under the terms of most asset-backed securities, ratings downgrades of collateral securities can reduce or eliminate the cash flows to all but the most senior investors even if there have been no actual losses incurred by the collateral securities. Accumulating rating downgrades began to negatively impact the Company’s securities in late November and December 2007.
The Company completed a plan during the first quarter of 2008 to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of its available-for-sale portfolio. As a result of this plan, the Company sold securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As the Company no longer has the intent to hold the investments classified in “Other asset-backed securities” as of March 31, 2008, the Company recognized an other-than-temporary impairment charge of $45.3 million during the first quarter of 2008. The net realized loss from the sale of securities and the other-than-temporary impairment charge in the first quarter of 2008 is the result of further deterioration in the markets during the quarter and the short timeframe over which the Company sold its securities.
On March 25, 2008, we completed the Capital Transaction, pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, as described below, to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses. The net proceeds of the Capital Transaction were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility.
The equity component of the Capital Transaction consisted of the private placement of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”) and shares of non-voting Series B-1 Participating Convertible Preferred Stock (the “Series B-1 Preferred Stock” and collectively, the “Series B Stock”) to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and collectively, the “Investors”) for an aggregate purchase price of $760.0 million. After the issuance of the Series B Stock, the Investors have an equity interest of approximately 79 percent. See Note 9 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for further information regarding the Series B Stock.
As part of the Capital Transaction, our wholly-owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005, and includes an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan. See Note 12 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Senior Facility.
Also as part of the Capital Transaction, Worldwide issued $500.0 million of senior secured second lien notes (the “Notes”) to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior to March 25, 2011, we have the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable. See Note 12 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Notes.
As of the date of this filing, we do not anticipate that the credit markets will improve in the short-term and could deteriorate further. However, with the realignment of our portfolio, we believe that we are positioned to minimize any further adverse impacts from the credit market disruption. We believe that our unrestricted assets have sufficient cushion to absorb any further declines in its investment portfolio while maintaining compliance with all debt, regulatory and clearing agreement covenants and requirements. As we do not use our available-for-sale and trading investments for liquidity purposes, we do not anticipate any adverse impact to our liquidity from a continued credit market disruption.
With the Capital Transaction and sale of investments, we believe we have sufficient liquidity and capital to operate and grow our business for the next twelve months and the foreseeable future. We expect operating cash flows to be sufficient to finance our on-going business, pay interest expense on our outstanding debt, maintain adequate capital levels and meet debt and clearing agreement covenants. Should liquidity and capital needs exceed operating cash flows, we believe our external financing sources, including availability under the Senior Credit Facility, will be sufficient to meet any shortfalls.

Impact on Contractual and Regulatory Capital — During the first quarter of 2008, we were out of compliance with certain state regulatory requirements, including minimum net worth and tangible net worth requirements. We have not received notice of any enforcement actions contemplated by the regulators, but the regulators reserve the right to take action in the future and could impose fines and penalties related to the compliance failure. With the completion of the Capital Transaction, as of March 25, 2008, we are in compliance with all regulatory requirements for all states.
We received waivers of default through May 1, 2008 from both the clearing bank and our lenders through amendments to their respective agreements. These waivers were superseded by amendments to these agreements made in conjunction with the Capital Transaction.
Impact on Liquidity — The declines in the investment portfolio through the first quarter of 2008 created a need for regulatory and contractual capital, but did not immediately impact our liquidity. Although we had a shortfall in our unrestricted assets, daily operating and short-term liquidity needs were not affected due to the nature of our business, whereby daily remittances to us are used to pay the daily clearings of our instruments.
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
Other Funding Sources and Requirements
Contractual Obligations - The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,836,295	$107,751	$208,479	$689,904	$830,161
Operating leases	49,894	10,249	17,605	11,698	10,342
Derivative financial instruments	63,224	24,274	35,211	3,739	—
Other obligations	3,796	3,796	—	—	—

Total contractual cash obligations	$1,953,209	$146,070	$261,295	$705,341	$840,503

Debt consists of principal amounts outstanding under the Senior Credit Facility and the Notes at March 31, 2008, as well as related interest payments. Interest payments on the Senior Facility are based on a floating interest rate indexed to the Eurodollar rate. For disclosure purposes, the interest rate for future periods has been assumed to be the rates in effect on March 31, 2008. The interest expense on the Notes is payable quarterly, with the first interest payment due on June 30, 2008. The Company can elect to not pay the interest when due, but if so elected, the interest rate increases to 15.25%. Operating leases consist of various leases for buildings and equipment used in our business. Derivative financial instruments represent the net payable (receivable) under our interest rate swap agreements. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has the following commitments that are not included in Table 9:
•	The Series B Stock has a cash dividend rate of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. At this time, the Company expects that dividends will be accrued and not paid in cash. While no dividends have been declared as of March 31, 2008, the Company has accrued dividends of $1.8 million as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

•	The Company has funded, noncontributory pension plans. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. There are no required contributions for the funded pension plan in 2008 and no contributions were made during the first quarter of 2008. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the first quarter of 2008, we paid benefits totaling $0.9 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.4 million for the remainder of 2008.

•	As of March 31, 2008, the liability for unrecognized tax benefits is $33.8 million.

•	In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of March 31, 2008, the minimum commission guarantees had a maximum payment of $20.5 million over a weighted average remaining term of 2.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of March 31, 2008, the liability for minimum commission guarantees is $2.3 million.
Analysis of Cash Flows
Table 10 — Cash Flows Used In Operating Activities

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Net (loss) income	$(360,855)	$29,839
Total adjustments to reconcile net income	342,324	8,490

Net cash (used in) provided by operating activities before changes in payment service assets and obligations	(18,531)	38,329

Change in cash and cash equivalents (substantially restricted)	(3,101,381)	(296,356)
Change in trading investments, net (substantially restricted)	—	38,500
Change in receivables, net (substantially restricted)	(378,046)	157,119
Change in payment service obligations	(1,106,307)	(80,032)

Net change in payment service assets and obligations	(4,585,734)	(180,769)

Net cash used in operating activities	$(4,604,265)	$(142,440)

Table 10 summarizes the net cash flows used in operating activities. Operating activities used net cash of $4.6 billion in the first quarter of 2008, an increase in cash used of $4.5 billion from 2007. The change in cash used in 2008 is due primarily to the investment of $4.6 billion of net proceeds from the sale and maturity of investments and the Capital Transaction into cash and cash equivalents. This investment in cash and cash equivalents is partially offset by a $204.9 million decrease in cash used by operating activities due to normal operating activities impacting our payment service assets and obligations and a $42.0 million increase in cash used by operating activities from normal operating activities impacting other assets, accounts payable and other liabilities.
To understand the cash flow activity of our business, the cash used in operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash used in investing activities related to our investment portfolio.

Table 11 — Cash Flows Provided By Investing Activities

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Net investment activity	$3,316,096	$174,611
Purchases of property and equipment	(5,554)	(14,929)
Cash paid for acquisitions	—	(55)

Net cash provided by investing activities	$3,310,542	$159,627

Table 11 summarizes the net cash provided by (used in) investing activities. Investing activities primarily consist of activity within our investment portfolio. Investing activities provided cash in the first quarter of 2008 of $3.3 billion, an increase of $3.2 billion over the prior year. This increase is due to the sale of securities to realign the investment portfolio, which generated $2.9 billion of proceeds , and normal maturities which provided $420.1 million of cash. All of these proceeds were reinvested in cash and cash equivalents, which are reflected as part of operating activities in Table 10.
Table 12 — Cash Flows Provided by (Used in) Financing Activities

Three Months Ended March 31,	2008	2007
(Amounts in Thousands)
Net proceeds from the issuance of debt	$685,945	$—
Payment on revolving facility	$(100,000)
Net proceeds from the issuance of preferred stock	707,778	—
Proceeds and tax benefit from exercise of share-based compensation	—	1,772
Purchase of treasury stock	—	(14,733)
Cash dividends paid	—	(4,226)

Net cash provided by (used in) financing activities	$1,293,723	$(17,187)

Table 12 summarizes the net cash flows provided by (used in) financing activities. The Capital Transaction completed on March 25, 2008 generated proceeds of $685.9 million, net of transaction costs of $47.8 million, from the issuance of debt and proceeds of $707.8 million, net of transaction costs of $52.2 million, from the issuance of preferred stock. A portion of these proceeds was used to pay $100.0 million on the revolving credit facility. Financing activities in the first quarter of 2007 used cash of $19.0 million for the repurchase of common stock and payment of dividends to common stockholders. Cash generated in the first quarter of 2007 relate to proceeds from the exercise of stock options and tax benefits received by the Company from share-based compensation.
Mezzanine Equity and Stockholders’ Deficit
Mezzanine Equity — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Impact of Credit Market Disruption” for information regarding the mezzanine equity.
Stockholders’ Deficit — Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, we are limited in our ability to pay dividends on our common stock. We do not anticipate declaring any dividends on our common stock during 2008.
Off-Balance Sheet Arrangements
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility and there is no balance of sold receivables as of March 31, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. The average receivables sold approximated $14.8 million and $370.1 million during the first quarter of 2008 and 2007, respectively. The expense of selling the agent receivables is included in commissions expense and totaled $0.2 million and $6.1 million for the first quarter of 2008 and 2007, respectively.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of the Company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the change in the measurement date of our benefit plans in connection with the adoption of the measurement date portion of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, there were no changes to our critical accounting policies during the quarter ended March 31, 2008. The measurement date for our benefit plans was changed from November 30 to December 31 of each year. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
See Note 15 — Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties.
▪	Substantial Dividend and Debt Service Obligations. Our substantial dividend and debt service obligations, as well as covenant requirements, adversely impact our ability to pay dividends on our common stock, to obtain additional financing and to operate and grow our business.

▪	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the Capital Transaction, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

▪	Retention of Global Funds Transfer Agents. We may be unable to renew material retail agent customer contracts, or we may experience a loss of business from significant agents or customers.

▪	Operation of Payment Systems Segment. We may be unable to operate our Payment Systems segment profitably pursuant to our new official check strategy and portfolio realignment.

▪	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines or penalties.

▪	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

▪	Loss of Key Employees. We may be unable to attract and retain key employees.

▪	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

▪	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and we may invest in new products or services and infrastructure that are not successful.

▪	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

▪	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

▪	Operation in Politically Volatile Areas. Offering money transfer transactions through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations, subject us to fines and penalties and cause us reputational harm.

▪	Network and Data Security. If we suffer system interruptions and system failures due to defects in our software, development delays and installation difficulties, or we suffer a material security breach of our systems, our business could be harmed.

▪	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, financial institution customers or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

▪	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

▪	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

▪	Reputational Damage. Inability by us to manage reputational damage to the Company’s brand due to the events leading to the Capital Transaction, as well as fraudulent or other unintended uses of our services, could reduce the use and acceptance of our services.

▪	New Retail Locations and Acquisitions. Opening new Company-owned retail locations and acquiring businesses subjects us to new risks and may cause a diversion of capital and management’s attention from our core business.

▪	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

▪	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

▪	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

▪	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

▪	Change of Control Restrictions. An Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.

▪	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

▪	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

▪	Inability to use Form S-3. We are currently unable to use the short-form Registration Statement on Form S-3 to register securities with the SEC which could increase the time and resources necessary to raise capital.

▪	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company believes that there have been no material changes in our market risk since December 31, 2007, except as set forth below. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The Company uses Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis for measuring and analyzing consolidated interest rate risk. VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon and given a certain level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its investment portfolio using a 95 percent confidence level and a one-month time horizon. The Company uses a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes the Company’s investment portfolio and does not include the interest rate derivative contracts as we plan to terminate those contracts.
We performed our VAR analysis and net investment revenue simulation analysis taking into account the Capital Transaction, the Payment Systems strategy and the portfolio realignment. The VAR is $(4.8) million, given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio or swaps over the next month will exceed $(4.8) million.
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
Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$(10,598)	$(1,376)	$(565)	$418	$739	$1,240

Percent change	45.5%	5.9%	2.4%	(1.8)%	(3.2)%	(5.3)%
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

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal proceedings — We are party to a variety of legal proceedings, including those that arise in the normal course of our business. All legal proceedings are subject to uncertainties and outcomes that are not predictable with assurance. We accrue for legal proceedings as losses become probable and can be reasonably estimated. Significant legal proceedings arising outside the normal course of our business are described below. While the results of these proceedings cannot be predicted with certainty, management believes that after final disposition, any monetary liability will not be material to our financial position. Further, the Company maintains insurance coverage for many of the claims alleged.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. On March 28, 2008, the City of Ann Arbor Employees Retirement System filed a complaint in the District of Minnesota against the Company and three of its officers. The complaint alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act against Company officers. The complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. In April 2008, three other plaintiffs, Willie R. Pittman, Edward J. Goodman Life Income Trust and Manzoor Hussain filed complaints in the same court, making substantially the same claims. The Goodman matter names the Company, four of its officers and members of the Company’s Board of Directors. The Company expects the four cases to be consolidated into a single action.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. For relief, the complainant seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — The Company and its officers and directors are also parties to two stockholder lawsuits making various state-law claims. On December 19, 2007, L.A. Murphy filed a complaint in Hennepin County District Court, alleging a breach of fiduciary duties for refusal to investigate an offer from Euronet Worldwide, Inc. to buy the Company. The complaint requested injunctive relief. The Court denied the plaintiff’s motion for a temporary restraining order to block the Capital Transaction. On April 3, 2008, the plaintiff subsequently amended her complaint to an Amended Shareholder Class and Derivative Complaint, alleging breach of fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors. The complainant seeks declaratory and injunctive relief and contribution and indemnification from defendants for the alleged breaches of fiduciary duty.
On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complainant seeks monetary damages, disgorgement, restitution or rescission, as well as attorneys’ fees and costs.
SEC Inquiry — By letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, the Company received an additional letter from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, of up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, the Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007, other than in connection with employees’ exercise of stock options.
The following table sets forth information in connection with purchases made by us, or on our behalf, of shares of our common stock during the quarter ended March 31, 2008. The total number of shares purchased includes shares surrendered to the Company in payment of individual income taxes in connection with the exercise of stock options or the vesting of restricted stock.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan or
Period	Shares Purchased	Paid per Share	or Program	Program

January 1 — January 31, 2008	2,209	$4.50		5,205,000
February 1 — February 28, 2008	21,135	$4.69		5,205,000
March 1 — March 31, 2008				5,205,000
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
May 12, 2008	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 28, 2008).

4.2	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 28, 2008).

4.3	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.1	Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (incorporated herein by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.2	Exchange and Registration Rights Agreement by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (incorporated herein by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.3	Indenture, dated as of March 25, 2008, by and among the MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.4	Amended and Restated MoneyGram International, Inc. Management and Line of Business Incentive Plan (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.5	Second Amended and Restated Credit Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent and the other lenders party thereto (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.6	Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co., and MoneyGram International, Inc. (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.7	Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.8	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional V US, Ltd. (incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.9	Amended and Restated Pledge Agreement, dated as of March 25, 2008, by and among the Pledgors signatory thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.10	Second Priority Pledge Agreement, dated as of March 25, 2008, by and among the Pledgors signatory thereto and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 28, 2008).

Exhibit
Number	Description

10.11	Amended and Restated Security Agreement, dated as of March 25, 2008, by and among the Grantors signatory thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.12	Second Priority Security Agreement, dated as of March 25, 2008, by and among the Grantors signatory thereto and Deutsche Bank Trust Company Americas as collateral agent (incorporated herein by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.13	Amended and Restated Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.14	Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.15	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. as grantor and Deutsche Bank Trust Company Americas as collateral agent for the secured parties (incorporated herein by reference from Exhibit 10.12 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.16	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. as grantor and Deutsche Bank Trust Company Americas as collateral agent for the secured parties (incorporated herein by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.17	Amended and Restated Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.18	Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc. and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.19	Second Priority Patent Security Agreement, dated as of March 25, 2008, between MoneyGram Payment Systems, Inc. as grantor and Deutsche Bank Trust Company Americas as collateral agent for the secured parties (incorporated herein by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed March 28, 2008).

10.20	Second Priority Patent Security Agreement, dated as of March 25, 2008, between MoneyGram International, Inc. as grantor and Deutsche Bank Trust Company Americas as collateral agent for the secured parties (incorporated herein by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.21	MoneyGram International, Inc. Special Executive Severance Plan (Tier I) (incorporated herein by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.22	MoneyGram International, Inc. Special Executive Severance Plan (Tier II) (incorporated herein by reference from Exhibit 10.19 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.23	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (incorporated herein by reference from Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.24	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (incorporated herein by reference from Exhibit 10.21 to the Company’s Current Report on Form 8-K filed March 28, 2008).

+10.25	Confidential Separation Agreement and Release of All Claims, dated April 7, 2008, by and between William J. Putney and MoneyGram Payment Systems, Inc. and Long Lake Partners, LLC (incorporated herein by reference from Exhibit 99.01 to the Company’s Current Report on Form 8-K filed April 11, 2008).

+10.26	Independent Consulting Agreement, dated as of April 8, 2008, between MoneyGram Payment Systems, Inc., including all of its parent organizations, holding companies, predecessors, divisions, affiliates, related companies and joint ventures, business units and subsidiaries, and William J. Putney (incorporated herein by reference from Exhibit 99.02 to the Company’s Current Report on Form 8-K filed April 11, 2008).

Exhibit
Number	Description

*+10.27	Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.