Form 10-Q
period 2008-06-30
MONEYGRAM INTERNATIONAL INC
filed 2008-08-13
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2008

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
As of August 4, 2008, 82,555,904 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
(Amounts in thousands, except share data)	2008	2007
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	4,486,064	1,552,949
Receivables, net (substantially restricted)	1,959,438	1,408,220
Trading investments (substantially restricted)	35,210	62,105
Available for sale investments (substantially restricted)	504,404	4,187,384
Property and equipment	160,676	171,008
Derivative financial instruments	—	1,647
Intangible assets	15,297	17,605
Goodwill	438,839	438,839
Other assets	178,540	95,254

Total assets	$7,778,468	$7,935,011

LIABILITIES
Payment service obligations	$6,636,557	$7,762,470
Debt	978,804	345,000
Derivative financial instruments	—	30,370
Pension and other postretirement benefits	88,650	85,451
Deferred tax liabilities	18,281	11,459
Embedded derivatives in preferred stock	23,594	—
Accounts payable and other liabilities	203,375	188,778

Total liabilities	7,949,261	8,423,528

COMMITMENTS AND CONTINGENCIES (NOTE 13)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	419,205	—
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	264,494	—

Total mezzanine equity	683,699	—

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	49,624	73,077
Retained loss	(733,563)	(387,479)
Unearned employee benefits	(963)	(3,280)
Accumulated other comprehensive loss	(17,915)	(21,715)
Treasury stock: 6,000,173 and 5,910,458 shares at June 30, 2008 and December 31, 2007, respectively	(152,561)	(150,006)

Total stockholders’ deficit	(854,492)	(488,517)

Total liabilities, mezzanine equity and stockholders’ deficit	$7,778,468	$7,935,011

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands, except per share data)	2008	2007	2008	2007
REVENUE
Fee and other revenue	$281,881	$232,533	$544,678	$445,666
Investment revenue	34,498	101,107	96,063	197,161
Net securities (losses) gains	(30,291)	(381)	(337,591)	483

Total revenue	286,088	333,259	303,150	643,310
Fee commissions expense	129,098	100,279	246,330	190,291
Investment commissions expense	(5,385)	65,320	91,504	127,568

Total commissions expense	123,713	165,599	337,834	317,859

Net revenue (losses)	162,375	167,660	(34,684)	325,451

EXPENSES
Compensation and benefits	68,136	50,363	120,435	100,394
Transaction and operations support	51,335	44,238	103,364	83,852
Depreciation and amortization	14,288	12,211	28,506	23,891
Occupancy, equipment and supplies	12,391	10,985	23,613	21,402
Interest expense	24,008	1,983	38,797	3,941
Unrealized gain on embedded derivatives	(31,203)	—	(31,203)	—
Debt extinguishment loss	—	—	1,499	—

Total expenses	138,955	119,780	285,011	233,480

Income (loss) before income taxes	23,420	47,880	(319,695)	91,971
Income tax expense	8,259	15,521	25,999	29,773

NET INCOME (LOSS)	$15,161	$32,359	$(345,694)	$62,198

Basic (loss) earnings per common share	$(0.11)	$0.39	$(4.51)	$0.75
Diluted (loss) earnings per common share	$(0.11)	$0.38	$(4.51)	$0.74

Net income (loss) as reported	$15,161	$32,359	$(345,694)	$62,198
Preferred stock dividends	(23,994)	—	(25,816)	—
(Loss) earnings allocated to preferred stockholders	—	—	—	—

(Loss) income available to common stockholders	$(8,833)	$32,359	$(371,510)	$62,198

Average outstanding common shares	82,464	82,922	82,447	83,194
Additional dilutive shares related to stock-based compensation	—	1,247	—	1,283
Additional dilutive shares related to preferred stock	—	—	—	—

Average outstanding and potentially dilutive common shares	82,464	84,169	82,447	84,477

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007
NET INCOME (LOSS)	$15,161	$32,359	$(345,694)	$62,198
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized (losses) on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($351) and ($28,401) for the three months ended June 30, 2008 and 2007, respectively, and $5,406 and ($37,291) for the six months ended June 30, 2008 and 2007, respectively	(572)	(46,336)	8,821	(60,841)
Reclassification adjustment for net realized (gains) losses included in net income, net of tax (expense) benefit of ($163) and $145 for the three months ended June 30, 2008 and 2007, respectively, and ($15,206) and ($184) for the six months ended June 30, 2008 and 2007, respectively	(266)	236	(24,810)	(300)

	(838)	(46,100)	(15,989)	(61,141)

Net unrealized gains on derivative financial instruments:
Net holding gains arising during the period, net of tax expense of $733 and $6,510, for the three months ended June 30, 2008 and 2007, respectively and $48 and $4,881 for the six months ended June 30, 2008 and 2007, respectively	1,196	10,623	79	7,963
Reclassifications adjustment for net unrealized (gains) losses included in net income, net of tax (expense) benefit of $8 and ($1,502) for the three months ended June 30, 2008 and 2007, respectively, and $11,006 and ($3,330) for the six months ended June 30, 2008 and 2007, respectively	13	(2,451)	17,957	(5,433)

	1,209	8,172	18,036	2,530

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $196 and $18 for the three months ended June 30, 2008 and 2007, respectively, and $204 and $36 for the six months ended June 30, 2008 and 2007, respectively	321	29	333	59

Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $258 and $417 for the three months ended June 30, 2008 and 2007, respectively, and $499 and $834 for the six months ended June 30, 2008 and 2007, respectively	421	662	814	1,324

Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($148) and $372 for the three months ended June 30, 2008 and 2007, respectively, and $1,271 and $553 for the six months ended June 30, 2008 and 2007, respectively	(242)	606	2,073	903

Other comprehensive income (loss)	871	(36,631)	5,267	(56,325)

COMPREHENSIVE INCOME (LOSS)	$16,032	$(4,272)	$(340,427)	$5,873

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,161	$32,359	$(345,694)	$62,198
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment impairment charges	9,124	517	54,398	1,495
Net (gain) loss on sale of investments	(36)	(136)	256,298	(1,978)
Unrealized losses on trading investments	21,203	—	26,895	—
Net amortization of investment premiums and (discounts)	761	(5,412)	490	(9,094)
Unrealized gain on interest rate swaps	(33,508)	—	—	—
Unrealized gain on embedded derivatives	(31,203)	—	(31,203)	—
Depreciation and amortization	14,288	12,211	28,506	23,891
Amortization of signing bonuses	9,007	6,752	17,097	12,570
Provision for uncollectible receivables	2,484	2,043	5,508	3,952
Non-cash compensation and pension expense	2,324	5,370	4,050	7,373
Changes in foreign currency translation adjustments	(242)	607	2,073	903
Other non-cash items, net	7,582	(1,339)	4,603	6
Change in other assets	(16,873)	(7,610)	(53,436)	(9,819)
Change in accounts payable and other liabilities	46,133	17,787	28,373	9,981

Total adjustments	31,044	30,790	343,652	39,280
Change in cash and cash equivalents (substantially restricted)	138,580	291,451	(2,933,085)	(4,905)
Change in trading investments, net (substantially restricted)	—	(14,200)	—	24,300
Change in receivables, net (substantially restricted)	(178,682)	(177,820)	(556,728)	(20,701)
Change in payment service obligations	(19,606)	81,778	(1,125,913)	1,746

Net cash (used in) provided by continuing operating activities	(13,503)	244,358	(4,617,768)	101,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	—	2,896,011	309,575
Proceeds from maturities of investments classified as available-for-sale	26,011	186,038	446,096	387,859
Purchases of investments classified as available-for-sale	—	(392,722)	—	(729,507)
Purchases of property and equipment	(11,883)	(15,082)	(17,437)	(30,011)
Cash paid for acquisitions and divestitures	—	(1,061)	—	(1,116)

Net cash provided by (used in) investing activities	14,128	(222,827)	3,324,670	(63,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	733,750	—
Transaction costs for issuance or amendment of debt	—	—	(47,805)	—
Payment on senior credit facility	(625)		(625)
Payment on revolving facility	—	—	(100,000)	—
Proceeds from issuance of preferred stock	—	—	760,000	—
Transaction costs for issuance of preferred stock	—	—	(52,222)	—
Proceeds and tax benefit from exercise of share based compensation	—	1,359	—	3,131
Purchase of treasury stock	—	(18,777)	—	(33,510)
Cash dividends paid	—	(4,113)	—	(8,339)

Net cash (used in) provided by financing activities	(625)	(21,531)	1,293,098	(38,718)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except share data)	Stock	Capital	Loss	and Other	Loss	Treasury	Total

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)
Cumulative adjustment for SFAS No. 158 - change of measurement date			(390)		(1,467)		(1,857)
Net loss			(345,694)				(345,694)
Dividends on preferred stock		(25,816)					(25,816)
Employee benefit plans		2,363		2,317		(2,555)	2,125
Unrealized foreign currency translation adjustment					2,073		2,073
Unrealized loss on available-for-sale securities					(15,989)		(15,989)
Reclass of unrealized losses on derivative financial instruments					18,036		18,036
Amortization of prior service cost for pension and postretirement benefits, net of tax					333		333
Amortization of unrealized losses on pension and postretirement benefits, net of tax					814		814

June 30, 2008	$886	$49,624	$(733,563)	$(963)	$(17,915)	$(152,561)	$(854,492)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which the Company received $1.5 billion of gross equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses described in Note 4 — Investments (Substantially Restricted). The net proceeds of the Capital Transaction have been invested in cash and cash equivalents to supplement the Company’s unrestricted assets. In connection with the Capital Transaction, the Company capitalized $107.5 million of transaction costs, including $7.5 million of costs paid through the issuance of Series B-1 Participating Convertible Preferred Stock (the “Series B-1 Preferred Stock”). See Note 9 — Mezzanine Equity and Note 12 — Debt for further information regarding transaction costs.
Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 495,000 shares of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock” and together with the Series B-1 Preferred Stock, the “Series B Stock”) and 265,000 shares of Series B-1 Preferred Stock to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively, the “Investors”) for an aggregate gross purchase price of $760.0 million. As a result of the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent on March 25, 2008. See Note 9 — Mezzanine Equity for further information regarding the Series B Stock.
Senior Facility — As part of the Capital Transaction, the Company’s wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement dated as of June 29, 2005, and includes an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan. See Note 12 — Debt for further information regarding the Senior Facility.
Second Lien Notes — As part of the Capital Transaction, Worldwide issued $500.0 million of senior secured second lien notes to Goldman Sachs (the “Notes”), which will mature in March 2018. See Note 12 — Debt for further information regarding the Notes.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — On February 11, 2008, the Investors entered into a Participation Agreement (as amended on March 17, 2008) with Wal-Mart Stores, Inc. (“Wal-Mart”) in connection with the Capital Transaction. The Company is not a party to the Participation Agreement, which was negotiated solely between the Investors and Wal-Mart. Under the terms of the Participation Agreement, each Investor is obligated to pay Wal-Mart certain percentages of accumulated cash payments received by the Investor in excess of the Investor’s original investment in the Company. Cash payments include dividends paid by the Company to the Investor and any cash payments received by the Investor in connection with the sale of any shares of the Company’s stock to an unaffiliated third party or upon redemption by the Company. Wal-Mart, in its sole discretion, may elect to receive their payments in cash or equivalent shares of stock held by the Investors. In addition, through March 17, 2010, the Investors must receive Wal-Mart’s consent prior to voting in favor of, consenting to, or selling shares in a transaction that would cause a change in control of the Company, as defined by the Participation Agreement.

The Company has no obligation to Wal-Mart or additional obligations to the Investors under the terms of the Participation Agreement. However, in accordance with SAB Topic 5-T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company will recognize the Participation Agreement in its consolidated financial statements as if the Company itself entered into the agreement with Wal-Mart. As Wal-Mart may elect to receive any payments under the Participation Agreement in cash, the agreement is accounted for as a liability award under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the Company will recognize a liability equal to the fair value of the Participation Agreement through a charge to the Consolidated Statements of Income (Loss) when it becomes probable that certain performance conditions will be met. When recorded, the liability will be remeasured each period until settlement, with changes in fair value recognized in the Consolidated Statements of Income (Loss). Wal-Mart’s ability to earn the award under the Participation Agreement is conditioned upon the Investors receiving cash payments related to its Series B Stock in excess of the Investors’ original investment in the Company. While it is probable that the performance conditions will be met at June 30, 2008, the fair value of the liability is zero as the Company’s discount rate, based on its debt interest rates and credit rating, exceeds the dividend rate on the Series B Stock.
3. Unrestricted Assets
Through its wholly owned subsidiary and licensed entity MoneyGram Payment Systems, Inc. (“MPSI”), the Company is regulated by various state agencies that generally require the Company to maintain liquid assets and investments with an investment rating of A or higher in an amount generally equal to the payment service obligations (“PSO”) for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, the Company’s unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than the Company’s PSO as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. As a result of the regulatory requirements, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated PSO upon presentment. The Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet the Company’s PSO, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. Provided the Company maintains a total pool of liquid assets sufficient to meet its regulatory and contractual requirements, the Company is able to withdraw, deposit or sell its individual liquid assets at will with no prior notice, penalty or limitations.
Regulatory requirements also require MPSI to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth. As of June 30, 2008, the Company was in compliance with regulatory requirements for all states. In July 2008, the Company was informed by one state that they were contemplating the assessment of a fine for the period from December 31, 2007 through March 24, 2008 that the Company was out of compliance with the tangible net worth requirement. The Company believes that the contemplated fine will not be material to the Company’s consolidated financial statements.
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained. The following table shows the total amount of unrestricted assets at June 30, 2008 and December 31, 2007, respectively. The Company had a shortfall in its unrestricted assets at December 31, 2007 due to the decline in the fair value of its investments. See Note 4 — Investments (Substantially Restricted) for further information on the fair value of the Company’s investments.

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Cash and cash equivalents	$4,486,064	$1,552,949
Receivables, net	1,959,438	1,408,220
Trading investments	35,210	62,105
Available-for-sale investments	504,404	4,187,384

	6,985,116	7,210,658
Amounts restricted to cover payment service obligations	(6,636,557)	(7,762,470)

Excess (shortfall) in unrestricted assets	$348,559	$(551,812)

4. Investments (Substantially Restricted)
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments. During the first quarter of 2008, the Company commenced and completed a plan to realign its investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of its available-for-sale portfolio. As a result of this realignment, substantially all of the portfolio is invested in cash and cash equivalents as of June 30, 2008. The following disclosures pertain solely to our trading investments and available-for-sale investments.

Trading Investments — Trading investments consist of auction rate securities (“ARS”), which are publicly issued securities with long-term stated maturities for which the interest rates are reset periodically through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. At June 30, 2008, the Company holds three AA rated ARS with a fair value of $35.2 million, contractual maturities in the year 2049 and auction dates typically every 28 days. The ARS are collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days, and are insured by monolines. In addition, the terms of the ARS held by the Company significantly limit the collateral concentrations in any single issuer or industry, as well as the amount of asset-backed commercial paper.
All of the Company’s ARS have had failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity in the credit markets. Under the contractual terms, the issuer of the ARS is obligated to pay penalty rates should an auction fail. In addition, the monoline insurer has the right to replace the ARS with the insurer’s preferred stock (the “preferred put option”), which would effectively convert the Company’s security into a long-term, less liquid investment. During the second quarter of 2008, the credit rating agencies downgraded and/or placed several monoline insurers on negative credit watch due to concerns over their capital position. A rating downgrade is viewed by the market as an indicator that it is more likely the insurer would exercise its preferred put option, and negatively impacts the fair value of ARS. As of June 30, 2008, the monoline insurers have not exercised their put options or indicated that they may exercise in the future. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing. Due to the failed auctions, concerns regarding the capital position of the monoline insurers and general disruption in the credit markets, the Company recorded a loss on its ARS of $21.2 million and $26.9 million in “Net securities (losses) gains” in the Consolidated Statements of Income (Loss) during the three and six months ended June 30, 2008, respectively.
Available-for-sale Investments — After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at June 30, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value

Residential mortgage-backed securities-agencies	$412,719	$5,084	$(378)	$417,425
Other asset-backed securities	51,589	4,283	—	55,872
U.S. government agencies	29,667	1,440	—	31,107

Total	$493,975	$10,807	$(378)	$504,404

In connection with the Company’s realignment of its investment portfolio, the Company reclassified five securities that were previously included in “Residential mortgage-backed securities” to “Other asset-backed securities” during the first quarter of 2008. At June 30, 2008, these five securities had a fair value of $1.3 million and an unrealized gain of less than $0.1 million. At December 31, 2007, the Company had 81 securities of a similar nature with a fair value of $598.0 million and gross unrealized gains of $1.2 million. The classification of securities has not been revised in disclosures pertaining to December 31, 2007 as the reclassification is not representative of the Company’s view of the investment portfolio as of December 31, 2007. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2007:

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

Cost Recovery — During the second quarter of 2008, the Company applied the cost recovery method of accounting for interest to its “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis, and treats any interest payments received as deemed recoveries of principal. Accordingly, any interest payment received reduces the book value of the related security.

When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company applied the cost recovery method of accounting as it believes that it is probable that it will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioriation in the market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
Gains, Losses and Other-Than-Temporary Impairments — At June 30, 2008, net unrealized gains of $10.4 million are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 8 — Income Taxes. At December 31, 2007, net unrealized gains of $42.6 million ($26.4 million net of tax) are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and six months ended June 30, 2008, gains of $0.3 million and $24.8 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale of the underlying securities, compared to (losses) gains of $(0.2) million and $0.3 million for the three and six months ended June 30, 2007, respectively. Gross realized gains and losses on sales of investments, using the specific identification method, and other-than-temporary impairments were as follows:

	Three Months Ended		Six Months Ended
(Amounts in Thousands)	2008	2007	2008	2007

Gross realized gains	$36	$136	$34,200	$3,929
Gross realized losses	—	—	(290,498)	(1,951)
Other-than-temporary impairments	(9,124)	(517)	(54,398)	(1,495)

Net securities (losses) gains from available-for-sale investments	(9,088)	(381)	(310,696)	483

Gross unrealized losses from trading investments	(21,203)	—	(26,895)	—

Net securities (losses) gains	$(30,291)	$(381)	$(337,591)	$483

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
The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss $256.3 million. This net realized loss is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As described above, the Company also recognized a loss on its trading investments of $21.2 million and $26.9 million for the three and six months ended June 30, 2008, respectively. Due to the classification of these investments, the unrealized gains and losses are recognized in the Company’s Consolidated Statements of Income (Loss).
As the Company no longer has the intent to hold its remaining securities classified as “Other asset-backed securities,” the Company recognized an other-than-temporary impairment charge of $9.1 million and $54.4 million for the three and six months ended June 30, 2008, respectively. This charge is the result of the further deterioration in the market and accumulation of ratings downgrades during the first half of 2008.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2008 and December 31, 2007 consisted of the following ratings:

	June 30, 2008			December 31, 2007
	Number of	Fair	% of Total	Number of	Fair	% of Total
(Amounts in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	44	$450,706	89%	287	$2,410,548	58%
AA	5	11,150	2%	172	944,804	22%
A	7	9,927	2%	134	668,120	16%
BBB	6	3,170	1%	11	41,701	1%
Below investment grade	69	29,451	6%	66	122,211	3%

Total	131	$504,404	100%	670	$4,187,384	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, the value of investments rated A or better would have been reduced by $8.0 million and $32.2 million as of June 30, 2008 and December 31, 2007, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	Amortized	Fair
(Amounts in thousands)	Cost	Value

After one year through five years	4,003	4,053
After five years through ten years	25,664	27,054
Mortgage-backed and other asset-backed securities	464,308	473,297

Total	$493,975	$504,404

Direct Exposure to Sub-prime Mortgages — As of June 30, 2008, the Company holds 7 securities with a fair value of $3.8 million in its “Other asset-backed securities” that have direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings at purchase. Of the Company’s $3.8 million direct exposure to sub-prime mortgages, $2.2 million relates to sub-prime mortgages originated prior to 2006.
Indirect Exposure to Sub-prime Mortgages — As of June 30, 2008, the Company holds 62 collateralized debt obligations (“CDOs”) with a fair value of $35.9 million in its “Other asset-backed securities” which have indirect exposure to sub-prime mortgages through collateral pools that may include sub-prime mortgages of various vintages. Of this amount, $6.1 million is comprised of high grade CDOs having collateral with an A- or better average rating at purchase, while $29.8 million is comprised of mezzanine CDOs having collateral with a BBB/BBB- or better average rating at purchase.
Assessment of Unrealized Losses — At June 30, 2008, the Company had $0.4 million of unrealized losses aged less than 12 months from its “Residential mortgage-backed securities — agencies.” At December 31, 2007, the available-for-sale investments had the following aged unrealized losses after the recognition of other-than-temporary impairment charges:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Residential mortgage-backed securities — agencies	$30,720	$(502)	$153,919	$(1,668)	$184,639	$(2,170)
U.S. government agencies	—	—	111,430	(88)	111,430	(88)

Total	$30,720	$(502)	$265,349	$(1,756)	$296,069	$(2,258)

The Company has determined that the unrealized losses reflected above represent temporary impairments. As of June 30, 2008, no securities had unrealized losses for more than 12 months, while 20 securities had unrealized losses for more than 12 months at December 31, 2007. All securities in an unrealized loss position for more than 12 months at December 31, 2007 are rated AAA and either issued by U.S. government agencies or collateralized by securities issued by U.S. government agencies. As these securities have the implied backing of the U.S. government, the Company believes it is highly likely that it will receive all of its contractual cash flows from these securities. The Company believes that the unrealized losses are caused by changes in interest rates from the date the securities were originally issued.

5. Derivative Financial Instruments
The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt and floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with its restructuring of the official check business initiated in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customer relationships. The termination of the relationships resulted in the recognition of a $57.0 million loss on its commissions swaps during the first quarter of 2008 as the forecasted commission payments being hedged will no longer occur. This loss was recorded in “Investment commissions expense” in the Consolidated Statements of Income (Loss). Additionally, as described in Note 12 — Debt, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the Capital Transaction. As a result, the Company recognized a $6.2 million loss on its debt interest rate swaps during the first quarter of 2008, which is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). During the second quarter of 2008, the fair value of the swaps improved from the market’s expectation of rising interest rates. As a result, the Company recognized a $29.3 million gain in “Investment commissions expense” and a $4.2 million gain in “Interest expense” during the second quarter of 2008. All swaps were terminated in June 2008 for a cash payment of $29.7 million.
The notional amount of the Company’s interest rate swap agreements totaled $1.4 billion at December 31, 2007, with an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.2 percent. The variable rate portion of the swaps is generally based on federal funds or LIBOR. As the swap payments are settled, the net difference between the fixed amount the Company pays and the variable amount the Company receives is reflected in the Consolidated Statements of Income (Loss) in “Investment commissions expense” and “Interest expense,” depending upon the item being hedged.
As described in Note 9, the Series B Preferred Stock contains a conversion option allowing the shareholder to convert the Series B Preferred Stock into shares of common stock. As the Series B Preferred Stock Certificate does not explicitly state that a net-cash settlement is not required in the event the Company has insufficient shares of common stock to effect a conversion, guidance from the Securities and Exchange Commission requires the Company to presume a net-cash settlement would be required. As a result, the conversion option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretative guidance to the extent the Company does not have sufficient shares to effect a full conversion. As of March 31, 2008 and June 30, 2008, the Company had a shortfall of committed and authorized common stock, requiring the Company to recognize an embedded derivative with a fair value of $55.5 million and $23.6 million, respectively. The Series B Stock also contain change of control redemption options which, upon exercise, require the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a one percent premium. As the cash settlement is made at a premium, the change of control redemption options meet the definition of embedded derivatives requiring bifurcation and liability accounting treatment under SFAS No. 133. The fair value of the change of control redemption options is de minimis. The fair value of embedded derivatives at March 31, 2008 was included in the “Mezzanine equity” line in the Consolidated Balance Sheets and moved to the “Embedded derivatives in preferred stock” line in the second quarter of 2008. While the embedded derivatives continue to meet the requirements for bifurcation, they will be remeasured each reporting period, with the change in fair value recognized in the Consolidated Statements of Income (Loss). For the three and six months ended June 30, 2008, the Company recognized a $31.2 million gain in the “Unrealized gain on embedded derivatives” line in the Consolidated Statements of Income (Loss) from changes in the fair value of the embedded derivatives.
In August 2008, the Investors and the Company entered into an agreement that explicitly clarifies that the Investors may not require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the Series B Preferred Stock conversion option no longer meets the criteria for an embedded derivative requiring bifurcation and liability accounting treatment. As a result of this agreement, the related liability will be reversed to “Additional paid-in capital” in the third quarter of 2008 and no further remeasurement will be required.
6. Fair Value Measurement
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, which:
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
Level 1	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments categorized as Level 1 relate to cash equivalents.
Level 2	Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The Company’s financial instruments categorized as Level 2 relate to U.S. government agency investments, residential mortgage-backed securities collateralized by U.S. government agency investments, obligations of state and political subdivisions, corporate debt and derivative instruments.
Level 3	Valuations that require inputs that are both significant to the fair value measurement and unobservable. The Company’s financial instruments categorized as Level 3 relate to auction rate securities, commercial mortgage-backed securities, residential mortgage-backed securities other than those categorized as Level 2, other asset-backed securities, preferred stock, investments in limited partnerships and embedded derivatives.

Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value:
Cash equivalents — Cash equivalents recorded at fair value are classified as Level 1 as they are valued using unadjusted quoted market pricing in active markets.
Investments — Trading and available-for-sale investments are valued using quoted market prices for identical or similar securities where possible, including broker quotations. If market quotes are not available, or broker quotes could not be corroborated by market observable data, the Company will value an investment using a pricing service and externally developed cash flow models.
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
For commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, preferred stock and investments in limited partnerships, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quotation if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. If no broker quotation is available, or if such quotation cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments as of January 1, 2008 and June 30, 2008.
Derivatives — Derivatives consist of interest rate swaps, foreign currency forward contracts and embedded derivatives contained in the Series B Stock. As the Company’s derivatives are not exchange traded, the valuations are determined using pricing models with inputs that are observable in the market or that can be derived principally from, or corroborated by, observable market data. The Company’s derivatives are well-established products, allowing the use of pricing models that are widely accepted in the industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as the price of the Company’s common stock, interest rates, volatility, credit spreads and the credit quality of the counterparty. For the interest rate swaps and forward contracts, these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment and the inputs are readily observable. Accordingly, the Company has classified its interest rate swaps and forward contracts as Level 2 financial instruments. The fair value of the embedded derivatives are estimated using a partial differential equation methodology and, to the extent possible, market observable or market corroborated data. However, certain assumptions, particularly the future volatility of the Company’s common stock price, are subjective as market data is either unobservable or may not be available on a consistent basis. Given the significance of the future volatility to the fair value estimate, the Company has classified its embedded derivatives as Level 3 financial instruments.
Following are the Company’s financial instruments which are recorded at fair value, by caption on the Consolidated Balance Sheets and by SFAS No. 157 hierarchy level, as of June 30, 2008. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents” line in the Consolidated Balance Sheets as a substantial portion of our cash and cash equivalents are carried at historical cost.

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,185,918	$—	$—	$2,185,918
Trading Investments (substantially restricted)	—	—	35,210	35,210
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	31,107	—	31,107
Residential mortgage-backed securities — agencies	—	417,425	—	417,425
Other asset-backed securities	—	—	55,872	55,872

Total Financial Assets	$2,185,918	$448,532	$91,082	$2,725,532

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Liabilities
Embedded derivatives in preferred stock	$—	$—	$23,594	$23,594

The table below provides a roll-forward of the financial assets and liabilities classified in Level 3 which are measured at fair value on a recurring basis.

	Trading	Available for	Total
	Investments	Sale Investments	Level 3
	(substantially	(substantially	Financial
(Amounts in thousands)	restricted)	restricted)	Assets

Balance January 1, 2008	$62,105	$2,478,832	$2,540,937
Sales and settlements	—	(2,355,014)	(2,355,014)
Realized losses	—	(13,760)	(13,760)
Principal paydowns	—	(3,399)	(3,399)
Other-than-temporary impairments	—	(54,398)	(54,398)
Unrealized gains relating to instruments still held at the reporting date	—	3,611	3,611
Unrealized losses relating to instruments still held at the reporting date	(26,895)	—	(26,895)

Balance, June 30, 2008	$35,210	$55,872	$91,082

Level 3
Financial
(Amounts in thousands)	Liabilities

Embedded derivatives in preferred stock, January 1, 2008	$—
Issuance of preferred stock	54,797
Unrealized gains relating to instruments still held at the reporting date	(31,203)

Embedded derivatives in preferred stock, June 30, 2008	$23,594

7. Sale of Receivables
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility at its discretion. Accordingly, there is no balance of sold receivables as of June 30, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. The average receivables sold approximated $7.4 million and $369.9 million during the six months ended June 30, 2008 and 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income (Loss) in “Investment commissions expense” and totaled $0.2 million for the six months ended June 30, 2008 and $5.9 million and $12.0 million for the three and six months ended June 30, 2007, respectively.
8. Income Taxes
For the three months ended June 30, 2008, the Company had $8.3 million of tax expense on pre-tax income of $23.4 million, resulting in an effective income tax rate of 35.3 percent. For the six months ended June 30, 2008, the Company had $26.0 million of tax expense on a pre-tax loss of $319.7 million resulting in a negative effective income tax rate of 8.1 percent. The effective income tax rate for the three and six months ended June 30, 2008 reflects a $6.1 million expense resulting from non-deductible severance costs for the Company’s former Chief Executive Officer. In addition, both periods reflect the $31.2 million unrealized gain from embedded derivatives, which is not a taxable item. The effective income tax rate for the six months ended June 30, 2008 also reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to other-than-temporary impairment charges on securities. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of June 30, 2008. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits. The Company received a federal tax refund of $24.7 million during the three months ended June 30, 2008.
The effective income tax rate was 32.4 percent for each of the three and six months ended June 30, 2007.
For the three and six months ended June 30, 2008, the Company recognized $0.6 million and $1.2 million in interest and penalties for unrecognized tax benefits, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income (Loss). As of June 30, 2008 and December 31, 2007, the Company had accrued approximately $7.6 million and $6.4 million, respectively, in interest and penalties classified as “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
9. Mezzanine Equity
Preferred Stock — In connection with the Capital Transaction, the Company issued 495,000 shares of Series B Preferred Stock and 265,000 shares of Series B-1 Preferred Stock to THL and Goldman Sachs, respectively, for a purchase price of $495.0 million and $265.0 million, respectively. The Series B Preferred Stock and Series B-1 Preferred Stock are referred to collectively as the “Series B Stock.” The Series B Preferred Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The Series B-1 Preferred Stock is convertible into Series B Preferred Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the Series B-1 Preferred Stock is convertible into Series D Participating Convertible Preferred Stock, which is a non-voting common equivalent stock.

The Series B Stock pays a cash dividend of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least five years. While no dividends have been declared as of June 30, 2008, the Company has accrued dividends through a charge to additional paid-in capital as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participate in any dividends declared on the common stock on an as-converted basis.
The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of June 30, 2008, the Company believes that it is not probable that the Series B Stock will become redeemable as (a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and (b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. After the voting date, as defined in the Certificate of Designations for the Series B Preferred Stock, the Series B Preferred Stock will vote as a class with the common stock of the Company, and will have a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of Series B Preferred Stock were converted plus (ii) the number of shares of common stock issuable if all outstanding shares of Series B-1 Preferred Stock were converted into Series B Preferred Stock and subsequently converted into common stock.
The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has redemption features not solely within the Company’s control. As discussed in Note 5, the conversion feature in the Series B Preferred Stock and change of control redemption option contained in the Series B Stock are considered embedded derivatives which are bifurcated and accounted for as a liability at fair value separate from the mezzanine equity. The Company capitalized transaction costs totaling $37.6 million and $17.2 million relating to the issuance of the Series B Preferred Stock and Series B-1 Preferred Stock, respectively, and has recognized these costs as a reduction of “Mezzanine Equity.” In addition, the Company paid $7.5 million of capitalized transaction costs relating to the issuance of the Series B Stock and the Notes through the issuance of 7,500 shares of Series B-1 Preferred Stock to Goldman Sachs.
Following is a summary of mezzanine equity activity during the six months ended June 30, 2008:

	Series B	Series B-1
	Preferred	Preferred
(Amounts in thousands, except share data)	Stock	Stock

Balance at December 31, 2007	$—	$—
Issuance of shares	495,000	272,500
Bifurcation of embedded derivatives	(54,797)	—
Transaction costs related to the issuance of shares	(37,648)	(17,172)
Dividends accrued	16,650	9,166

Balance at June 30, 2008	$419,205	$264,494

Registration Rights — As part of the Capital Transaction, the Company entered into a Registration Rights Agreement with the Investors. Under the terms of the Registration Rights Agreement, after a specified holding period, the Company must promptly file a shelf registration statement with the Securities and Exchange Commission relating to securities held by the Investors. The Company is generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

10. Stockholders’ Deficit
Rights Agreement — As part of the Capital Transaction, the Company amended its Rights Agreement with Wells Fargo Bank, N.A. as rights agent, to exempt the issuance of securities to the Investors and their affiliates from the Rights Agreement.
Common Stock — Following is a summary of common stock issued and outstanding:

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Common shares issued	88,556	88,556
Treasury stock	(6,000)	(5,911)
Restricted stock	(92)	(234)

Common shares outstanding	82,464	82,411

Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, the Company is limited in its ability to pay dividends on our common stock. The Company does not anticipate declaring any dividends on our common stock during 2008.
Treasury Stock — Following is a summary of treasury stock share activity during the six months ended June 30, 2008:

(Amounts in thousands)	Treasury Stock

Balance at December 31, 2007	5,911
Stock repurchases	—
Issuance of stock for exercise of stock options and other stock compensation activity	(21)
Forfeiture of, and shares surrendered for withholding taxes upon release of, restricted stock	110

Balance at June 30, 2008	6,000

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” include:

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Unrealized gain on securities classified as available-for-sale	$10,429	$26,418
Unrealized loss on derivative financial instruments	(1,309)	(19,345)
Cumulative foreign currency translation adjustments	4,402	2,329
Prior service cost for pension and postretirement benefits, net of tax	(267)	(603)
Unrealized losses on pension and postretirement benefits, net of tax	(31,170)	(30,514)

Accumulated other comprehensive loss	$(17,915)	$(21,715)

11. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) and the defined benefit postretirement plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007

Service cost	$329	$574	$655	$1,149
Interest cost	3,185	2,975	6,327	5,950
Expected return on plan assets	(2,560)	(2,521)	(5,137)	(5,042)
Curtailment loss	500	—	500	—
Amortization of prior service cost	605	121	712	242
Recognized net actuarial loss	678	1,057	1,313	2,113

Net periodic pension cost	$2,737	$2,206	$4,370	$4,412

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
Benefits paid through the defined benefit pension plan and the combined SERPs were $4.2 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively, and $8.2 and $8.1 million for the six months ended June 30, 2008 and 2007, respectively. No contributions were made to the defined benefit pension plan during the six months ended June 30, 2008 or 2007. The Company made contributions to the combined SERPs totaling $1.0 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.
The net loss and prior service cost for the defined benefit pension plan and the combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.7 million ($0.4 million, net of tax) and $0.6 million ($0.4 million, net of tax), respectively, during the three months ended June 30, 2008 and $1.3 million ($0.8 million, net of tax) and $0.7 million ($0.4 million, net of tax), respectively, during the six months ended June 30, 2008. This is compared to $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the three months ended June 30, 2007 and $2.1 million ($1.3 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, during the six months ended June 30, 2007.
During the three and six months ended June 30, 2008, the Company recorded a curtailment loss of $0.5 million and prior service cost of $0.5 million under the Company’s SERP related to the departure of the Company’s Chief Executive Officer and another executive officer.
Net periodic benefit expense for the Company’s defined benefit postretirement plans include the following components:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands)	2008	2007	2008	2007

Service cost	$137	$174	$272	$349
Interest cost	207	209	411	418
Amortization of prior service cost	(88)	(74)	(176)	(147)
Recognized net actuarial loss	—	23	—	45

Net periodic pension cost	$256	$332	$507	$665

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million and $0.1 million during the three and six months ended June 30, 2008, respectively, compared to $0.2 million and $0.2 million for the three and six months ended June 30, 2007, respectively.
The net loss and prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the defined benefit postretirement plans were nominal during the three and six months ended June 30, 2008 and 2007.
Contribution expense for the 401(k) defined contribution plan totaled $0.9 million and $1.9 million for the three months and six months ended June 30, 2008, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.0 million and $2.5 million during the six months ended June 30, 2008 and 2007, respectively.

12. Debt
Following is a summary of outstanding debt as of:

	June 30, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	6.38%	$—
Senior term loan — extinguished	—		100,000	5.91%
Senior Tranche B Loan, net of unamortized discount, due 2013	233,804	7.73%	—
Senior revolving credit facility, due 2013	145,000	6.16%	245,000	5.85%
Second lien notes, due 2018	500,000	13.25%	—

Total debt	$978,804		$345,000

Senior Facility — As part of the Capital Transaction, Worldwide entered into the Senior Facility (as defined in Note 2 — Capital Transaction) of $600.0 million on March 25, 2008 with various lenders and JPMorgan, as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005. The Senior Facility is comprised of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility, each of which matures in March 2013. Tranche B was issued by the Company at a discount of 93.5 percent, or $16.3 million, which was recorded as a reduction to the carrying value of Tranche B and will be amortized over the life of the debt using the effective interest method. A portion of the proceeds from the issuance of Tranche B were used to repay $100.0 million of the revolving credit facility on March 25, 2008. As of June 30, 2008, the Company has $101.1 million of availability under the revolving credit facility.
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
On June 30, 2008, the interest rates under the Senior Facility were 6.25 percent on Tranche A, 7.44 percent on Tranche B and a weighted-average rate of 6.09 percent on the revolving credit facility. At December 31, 2007, the Senior Facility interest rate was 7.58 percent on the term loan and on $50.0 million of the outstanding revolving credit and 7.66 percent on $195.0 million of the outstanding revolving credit, exclusive of the effect of commitment fees and other costs. Amortization of the debt discount recorded in “Interest expense” in the Consolidated Statements of Income (Loss) for both the three and six months ended June 30, 2008 was $0.7 million.
Second Lien Notes — As part of the Capital Transaction, Worldwide issued Notes (as defined in Note 2 — Capital Transaction) of $500.0 million, to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized. The Company paid the interest through June 30, 2008 and anticipates that it will continue to pay the interest on the Notes.
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
The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. At June 30, 2008, the Company is in compliance with all covenants.
Deferred Financing Costs — In connection with the waivers obtained on the Senior Facility and the 364-Day Facility during the first quarter of 2008, the Company capitalized transaction costs of $1.5 million. The Company also capitalized $19.6 million and $33.4 million of transactions costs for the amendment and restatement of the Senior Facility and the issuance of the Notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2008 were $1.8 million and $1.9 million, respectively. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company has accounted for the amendments to the Senior Facility as a debt extinguishment. As a result, in the first quarter of 2008, the Company recognized a $1.5 million debt extinguishment loss in the Consolidated Statements of Income (Loss) which reduced deferred financing costs. In addition, the Company expensed $0.4 million of unamortized deferred financing costs in connection with the termination of the 364-Day Facility in the first quarter of 2008.
Interest Paid in Cash — The Company paid $26.7 million and $32.8 million of interest on debt for the three and six months ended June 30, 2008, respectively.
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
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. On March 28, 2008, the City of Ann Arbor Employees Retirement System filed a complaint in the District of Minnesota against the Company and three of its officers. The complaint alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act against Company officers. The complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. In April 2008, three other plaintiffs, Willie R. Pittman, Edward J. Goodman Life Income Trust and Manzoor Hussain filed complaints in the same court, making substantially the same claims. The Goodman matter names the Company, four of its officers and members of the Company’s Board of Directors. Subsequent to June 30, 2008, the four cases were consolidated by the United States District Court under the name In re MoneyGram International, Inc. Securities Litigation.

ERISA Class Action — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. For relief, the complainant seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the Company and its officers and directors are also parties to two stockholder lawsuits making various state-law claims and one such lawsuit filed in Federal Court subsequent to June 30, 2008. On December 19, 2007, L.A. Murphy filed a complaint in Hennepin County District Court, alleging a breach of fiduciary duties for refusal to investigate an offer from Euronet Worldwide, Inc. to buy the Company. The complaint requested injunctive relief. The Court denied the plaintiff’s motion for a temporary restraining order to block the Capital Transaction. On April 3, 2008, the plaintiff subsequently amended her complaint to an Amended Shareholder Class and Derivative Complaint, alleging breach of fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors. The complainant seeks declaratory and injunctive relief and contribution and indemnification from defendants for the alleged breaches of fiduciary duty.
As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complainant seeks monetary damages, disgorgement, restitution or rescission, as well as attorneys’ fees and costs.
On July 30, 2008, Evelyn York filed a complaint against certain former and current MoneyGram officers and directors and the Company in the United States District Court, District of Minnesota, alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets, and unjust enrichment. The Complaint seeks damages for the Company in an unspecified amount, changes to corporate governance and procedures, equitable relief including disgorgement of profits, benefits and compensation, and imposition of a constructive trust relating to compensation and trading activities, as well as attorneys’ fees and costs.
SEC Inquiry — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, by letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, the Company received an additional letter from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis and have received no further communications through the date of this filing.
Credit Facilities — At June 30, 2008, the Company has various letters of credit and overdraft facilities to assist in the management of investments and the clearing of payment service obligations, as well as $101.1 million of availability under the Senior Facility described in Note 12 — Debt. Overdraft facilities consist of $4.1 million of letters of credit, all of which are outstanding at June 30, 2008. Letters of credit totaling $3.9 million reduce amounts available under the Senior Facility. Fees on the letters of credit are paid in accordance with the terms of the Senior Facility described in Note 12 — Debt. The Company also has $1.5 billion of uncommitted repurchase agreements with various banks. The use of the repurchase agreements is subject to availability of collateral investments acceptable to the counterparty.
Other Commitments — The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2008, the total amount of unfunded commitments related to these agreements was $1.1 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payment on its debt to a bank. The term of the debt guarantee is for an indefinite period, but it is expected that the agent will pay all outstanding amounts under its debt to the bank by March 2009. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and is being amortized on a straight-line basis through March 2009. The amortization expense is recognized as part of “Transaction and operations support” expense in the Consolidated Statements of Income (Loss).

14. Earnings per Common Share
As further described in Note 9 — Mezzanine Equity, the Company’s Series B Stock are convertible into shares of the Company’s common stock and participate in any dividends declared or other distributions made to common stockholders. Accordingly, the Company utilizes the two-class method for computing basic earnings per common share. The two-class method reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method, and the conversion of the Series B Stock using the if-converted method.
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock is anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Shares in thousands)	2008	2007	2008	2007

Shares related to stock options	3,890	756	3,973	668
Shares related to restricted stock	130	—	163	—
Shares related to preferred stock	317,326	—	317,326	—
15. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. The Company has not made any elections to fair value financial assets or liabilities under SFAS No. 159 as of June 30, 2008.
In June 2007, EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment was issued. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123(revised 2004), Share Based Payment (”SFAS No. 123(R)”). The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF Issue No. 06-11 was adopted prospectively by the Company as of January 1, 2008 with no material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
In April 2008, the FASB approved FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company is currently evaluating the impact of this FSP on its Consolidated Financial Statements.

In May 2008, the FASB approved FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that these convertible debt instruments are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt issues with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not anticipate that this FSP will have an impact on its Consolidated Financial Statements as the Company does not have any convertible debt.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company is currently evaluating the impact of this FSP on its Consolidated Financial Statements.
16. Minimum Commission Guarantees
In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees to an agent for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantees is recognized in the “Fee commissions expense” line in the Consolidated Statements of (Loss) Income.
As of June 30, 2008, the liability for minimum commission guarantees was $2.1 million, and the maximum amount that could be paid under commission guarantees was $19.8 million over a weighted-average remaining term of 2.2 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2007, the Company paid $0.8 million under minimum commission guarantees, or approximately 14 percent of the estimated maximum payment for the year.
17. Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Wal-Mart, accounted for approximately 25.9 percent and 19.5 percent of the Company’s fee and investment revenue for the three months ended June 30, 2008 and 2007, respectively, and 24.9 percent and 19.8 percent for the six months ended June 30, 2008 and 2007, respectively. “Other unallocated expenses” for the three months ended June 30, 2008 includes $17.7 million of executive severance and related costs, with the six months ended June 30, 2008 also including $7.7 million of costs relating to the Capital Transaction. The following table reconciles segment operating income to “income (loss) before income taxes” as reported in the Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

Revenue (losses):
Global Funds Transfer:
Money transfer, including bill payment	$254,744	$209,190	$488,600	$399,294
Retail money order	17,508	37,900	2,651	74,432

	272,252	247,090	491,251	473,726
Payment Systems:
Official check and payment processing	8,032	78,657	(195,691)	154,825
Other	5,665	7,435	7,359	14,464

	13,697	86,092	(188,332)	169,289
Other	139	77	231	295

Total revenue	$286,088	$333,259	$303,150	$643,310

Operating income (loss):
Global Funds Transfer	$30,620	$40,792	$26,948	$78,343
Payment Systems	3,904	9,898	(310,949)	19,464

	34,524	50,690	(284,001)	97,807

Interest expense	(24,008)	(1,983)	(38,797)	(3,941)
Debt extinguishment loss	—	—	(1,499)	—
Unrealized gain on embedded derivatives	31,203	—	31,203	—
Other unallocated expenses	(18,299)	(827)	(26,601)	(1,895)

Income (loss) before income taxes	$23,420	$47,880	$(319,695)	$91,971

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

Depreciation and amortization:
Global Funds Transfer	$13,839	$11,080	$23,323	$21,531
Payment Systems	449	1,131	5,183	2,360

Total depreciation and amortization	$14,288	$12,211	$28,506	$23,891

Capital expenditures:
Global Funds Transfer	$10,979	$13,379	$14,485	$26,788
Payment Systems	58	1,703	2,418	3,223

Total capital expenditures	$11,037	$15,082	$16,903	$30,011

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

United States	$190,876	$256,239	$122,231	$500,258
Foreign	95,212	77,020	180,919	143,052

Total revenue	$286,088	$333,259	$303,150	$643,310

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
Summary
Following are significant items affecting operating results during the second quarter of 2008:
•	Fee and other revenue increased 21 percent to $281.9 million in the second quarter of 2008 compared to $232.5 million in the second quarter of 2007 driven primarily by continued growth in money transfer (including bill payment) transaction volume. Our Global Funds Transfer segment fee and other revenue grew 22 percent in the second quarter of 2008 compared to the second quarter of 2007, driven by 23 percent growth in money transfer transaction revenue and 19 percent growth in transaction volume.

•	Investment revenue decreased $66.6 million, or 66 percent, in the second quarter of 2008 compared to the second quarter of 2007, due to lower yields earned and a substantial decrease in our investment balances from the realignment of the investment portfolio.

•	We recorded $30.3 million of net securities losses, including $21.2 million of unrealized losses in auction rate securities and $9.1 million of other-than-temporary impairments on other asset-backed securities. The Capital Transaction (discussed below) on March 25, 2008 included funds to cover these losses.

•	We recognized a gain of $29.3 million in the second quarter of 2008 in “Investment commissions expense” from increases in the fair value of swaps.

•	Interest expense increased to $24.0 million in the second quarter of 2008 compared to $2.0 million in the second quarter of 2007 due to higher outstanding debt as a result of the Capital Transaction, partially offset by a gain of $4.2 million from increases in the fair value of interest rate swaps.

•	Expenses, excluding interest expense, increased 24 percent, and includes executive severance and related costs of $17.7 million and an increase in transaction and operations support of $7.1 million due to transaction growth.

•	We recognized an unrealized gain of $31.2 million in the second quarter of 2008 from changes in the fair value of embedded derivatives in our preferred stock.

Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which we received $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to our investment portfolio losses (the “Capital Transaction”). The equity component consisted of a $760.0 million private placement of participating convertible preferred stock. The debt component consisted of the issuance of $500.0 million of senior secured second lien notes with a ten year maturity. Additionally, we entered into a senior secured amended and restated credit agreement amending the Company’s existing $350.0 million debt facility to increase the facility by $250.0 million to a total facility size of $600.0 million. The Company has availability under the revolving facility of $101.1 million at June 30, 2008. For a description of the terms of the equity and debt components of the Capital Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” as well as Note 9 — Mezzanine Equity and Note 12 — Debt of the Notes to Consolidated Financial Statements. The net proceeds of the Capital Transaction were invested in cash and cash equivalents to supplement our unrestricted assets.
Executive Management Changes
On June 19, 2008, the Company announced the departure of Philip W. Milne, Chairman, President and Chief Executive Officer, effective immediately. Anthony P. Ryan, Executive Vice President and Chief Operating Officer of the Company, has assumed the role of interim principal executive officer. The Company’s Board of Directors has designated a search committee and has retained an executive search firm to lead the process of identifying a new Chief Executive Officer. The Company is also in the process of identifying a new Chief Information Officer.
Table 1 — Results of Operations

	Three Months Ended		2008	2008	Six Months Ended		2008	2008
	June 30		vs.	vs.	June 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Revenue:
Fee and other revenue	$281,881	$232,533	$49,348	21%	$544,678	$445,666	$99,012	22%
Investment revenue	34,498	101,107	(66,609)	-66%	96,063	197,161	(101,098)	-51%
Net securities (losses) gains	(30,291)	(381)	(29,910)	NM	(337,591)	483	(338,074)	NM

Total revenue	286,088	333,259	(47,171)	-14%	303,150	643,310	(340,160)	-53%
Fee commissions expense	129,098	100,279	28,819	29%	246,330	190,291	56,039	29%
Investment commissions expense	(5,385)	65,320	(70,705)	-108%	91,504	127,568	(36,064)	-28%

Total commissions expense	123,713	165,599	(41,886)	-25%	337,834	317,859	19,975	6%

Net revenue (losses)	162,375	167,660	(5,285)	-3%	(34,684)	325,451	(360,135)	-111%

Expenses:
Compensation and benefits	68,136	50,363	17,773	35%	120,435	100,394	20,041	20%
Transaction and operations support	51,335	44,238	7,097	16%	103,364	83,852	19,512	23%
Depreciation and amortization	14,288	12,211	2,077	17%	28,506	23,891	4,615	19%
Occupancy, equipment and supplies	12,391	10,985	1,406	13%	23,613	21,402	2,211	10%
Interest expense	24,008	1,983	22,025	1111%	38,797	3,941	34,856	884%
Unrealized gains on embedded derivatives	(31,203)	—	(31,203)	NM	(31,203)	—	(31,203)	NM
Debt extinguishment loss	—	—	—	—	1,499	—	1,499	NM

Total expenses	138,955	119,780	19,175	16%	285,011	233,480	51,531	22%

Income (loss) before income taxes	23,420	47,880	(24,460)	-51%	(319,695)	91,971	(417,666)	-448%
Income tax expense	8,259	15,521	(7,262)	-47%	25,999	29,773	(3,774)	-13%

Net income (loss)	$15,161	$32,359	$(17,198)	-53%	$(345,694)	$62,198	$(407,892)	-656%

NM = Not meaningful

For the three months ended June 30, 2008, total revenue decreased $47.2 million, or 14 percent, compared to the same period in 2007, driven primarily by a decrease in investment revenue of $66.6 million from lower yields earned and substantial decrease in our investment balances, as well as $21.2 million of net securities losses related to our auction rate securities and $9.1 million of impairments on other asset-backed securities. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements for further information on our investments. These decreases were offset by an increase in fee and other revenue of $49.3 million, or 21 percent, to $281.9 million for the three months ended June 30, 2008, driven primarily by continued growth in money transfer transaction volume.
For the three months ended June 30, 2008, total commissions expense decreased $41.9 million, or 25 percent, compared to the same period in 2007, primarily from a $29.3 million gain recorded in investment commissions expense from increases in the fair value of interest rate swaps related to the official check business. Additionally, investment commissions expense decreased as balances declined from the planned departure of financial institution customers, the federal funds rate declined and we reduced the commission rates paid to official check financial institution customers.
For the three months ended June 30, 2008, total expenses, excluding commissions, increased $19.2 million, or 16 percent, compared to the same period in 2007, primarily due to increases in interest expense and compensation and benefits. Interest expense increased $22.0 million in the second quarter of 2008 due to higher outstanding debt as a result of the Capital Transaction, partially offset by a gain of $4.2 million from increases in the fair value of interest rate swaps related to the debt . See Note 12 — Debt of the Notes to Consolidated Financial Statements for further information on our debt. Compensation and benefits increased $17.8 million, primarily due to severance of $16.5 million for our former CEO. Transaction and operations support increased $7.1 million to support the growth in the money transfer business and also includes $1.1 million of severance related costs. The $31.2 million of unrealized gains on embedded derivatives relate to changes in the fair value of derivatives embedded in our preferred stock. See Note 5 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. The Company and the Investors entered into a clarifying agreement in August 2008 which, when effictive, will cause the embedded derivative liability to be reversed to “Additional paid-in capital” with no further remeasurement.
For the six months ended June 30, 2008, total revenue decreased $340.2 million, or 53 percent compared to the same period in 2007, primarily due to net securities losses of $256.3 million from the realignment of our investment portfolio in the first quarter of 2008, $26.9 million of unrealized losses recorded on our trading investments and $54.4 million of other-than-temporary impairment charges. Additionally, investment revenue decreased $101.1 million, or 51 percent, compared to the same period of 2007 due to the substantial decrease in our investment balances from the planned departure of financial institutions and lower yields earned on the realigned portfolio. These decreases were offset by an increase in fee and other revenue of $99.0 million, or 22 percent, to $544.7 million for the six months ended June 30, 2008, driven primarily by continued growth in money transfer transaction volume.
For the six months ended June 30, 2008, total commissions expense increased $20.0 million, or 6 percent, reflecting an increase in fee commissions from higher transaction volumes and a $27.7 million cumulative loss upon the termination of interest rate swaps related to the official check business. This was offset by a decrease in investment commissions from the decline in investment balances from the planned departure of official check financial institution customers and the repricing initiative.
For the six months ended June 30, 2008, total expenses, excluding commissions, increased by $51.5 million, or 22 percent, compared to the same period in 2007, primarily from a $34.9 million increase in interest expense, a $20.0 million increase in compensation and benefits and a $19.5 million increase in transactions and operations support. In addition to the reasons discussed above, transaction and operations support included $7.7 million of costs that were incurred for the Capital Transaction in the first quarter of 2008, and interest expense includes a $2.0 million loss from the termination of swaps related to debt. The $1.5 million of debt extinguishment loss was a result of writing off deferred financing costs on debt that existed prior to the Capital Transaction in the first quarter of 2008. The $31.2 million of unrealized gains on embedded derivatives is discussed above.
A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. In the second quarter of 2008, the Euro strengthened against the U.S. Dollar. While the strong Euro benefits the internationally originated revenue in our Consolidated Statements of Income (Loss), this benefit is significantly offset by the impact on commissions paid and operating expenses incurred in Euros. The impact of fluctuations in the Euro exchange rate on the Company’s consolidated net loss was a minimal benefit of approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2008, respectively.

Table 2 — Net Fee Revenue Analysis

	Three Months Ended		2008	2008	Six Months Ended		2008	2008
	June 30		vs.	vs.	June 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Fee and other revenue	$281,881	$232,533	$49,348	21%	$544,678	$445,666	$99,012	22%
Fee commissions expense	(129,098)	(100,279)	(28,819)	29%	(246,330)	(190,291)	(56,039)	29%

Net fee revenue	$152,783	$132,254	$20,529	16%	$298,348	$255,375	$42,973	17%

Commissions as a % of fee and other revenue	45.8%	43.1%			45.2%	42.7%
Fee and other revenue consists of fees on money transfer (including bill payment), money orders and official check transactions. Fee and other revenue for the three and six months ended June 30, 2008 increased by $49.3 million, or 21 percent, and $99.0 million, or 22 percent, respectively, compared to the same periods in 2007, primarily driven by growth in money transfer. Money transfer fee revenue grew 23 percent and 24 percent for the three and six months ended June 30, 2008, respectively. Money transfer transaction volume increased 19 percent and 20 percent in the three and six months ended June 30, 2008 compared to the same periods in 2007, respectively. Transaction growth resulted in incremental fee and other revenue of $43.3 million and $89.7 million for the three and six months ended June 30, 2008, respectively, while changes in product and corridor mix increased our revenue by $6.1 million and $9.5 million for the three and six months ended June 30, 2008, respectively. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased total fee and other revenue by $9.7 million and $17.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. During the three and six months ended June 30, 2008, fee commissions expense increased $28.8 million, or 29 percent, and $56.0 million, or 29 percent, respectively, over the same periods in 2007. Fee commissions expense grew at a faster pace than fee revenue, primarily driven by higher money transfer transaction volume, tiered commissions, amortization of signing bonuses and a stronger Euro. Higher money transfer transaction volumes increased fee commissions expense by $20.2 million and $40.5 million for the three and six months ended June 30, 2008, respectively, while higher average commissions per transaction, primarily from tiered commissions, increased commissions by $4.8 million and $8.2 million for the three and six months ended June 30, 2008, respectively. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. Amortization of signing bonuses increased $2.3 million and $4.5 million for the three and six month periods ended June 30, 2008, respectively. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased fee commissions expense by $5.5 million and $9.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.
Net fee revenue increased 16 percent and 17 percent for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in net fee revenue is primarily driven by the increase in money transfer transaction volume. Growth in net fee revenue was lower than fee and other revenue growth, primarily due to tiered commissions and the amortization of signing bonuses.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended		2008	2008	Six Months Ended		2008	2008
	June 30		vs.	vs.	June 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Components of net investment revenue:
Investment revenue	$34,498	$101,107	$(66,609)	-66%	$96,063	$197,161	$(101,098)	-51%
Investment commissions expense (1)	5,385	(65,320)	70,705	-108%	(91,504)	(127,568)	36,064	-28%

Net investment revenue (loss)	$39,883	$35,787	$4,096	11%	$4,559	$69,593	$(65,034)	-93%

Average balances:
Cash equivalents and investments	$5,178,328	$6,298,881	$(1,120,553)	-18%	$4,997,793	$6,246,056	$(1,248,263)	-20%
Payment service obligations (2)	4,050,191	4,792,377	$(742,186)	-15%	4,334,531	4,727,577	$(393,046)	-8%

Average yields earned and rates paid (3):
Investment yield	2.68%	6.44%		-3.76%	3.87%	6.37%		-2.50%
Investment commission rate	-0.53%	5.47%		-6.00%	4.25%	5.44%		-1.20%
Net investment margin	3.10%	2.28%		0.83%	0.18%	2.25%		-2.05%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($369.7 million for the three months ended June 30, 2007, respectively, and $7.4 million and $369.9 million for the six months ended June 30, 2008 and 2007, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue decreased $66.6 million, or 66 percent, and $101.1 million, or 51 percent, in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 due to lower yields earned from the realignment of our investment portfolio away from asset-backed securities into highly liquid assets, the decrease in our investment balances as well as the termination of our sale of receivables program. The realigned portfolio is now comprised primarily of cash equivalents and government and government agency securities.
Investment commissions expense decreased $70.7 million, or 108 percent, and $36.1 million, or 28 percent, in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease reflects the lower investment balances described above, the decline in the federal funds rate and the repricing of our commission rates. Under the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customers. Additionally, for the three months ended June 30, 2008, we recorded a gain of $29.3 million from increases in the fair value of swaps related to commissions payable in the official check business. These swaps were terminated in June 2008 for a cash payment of $27.7 million, resulting in a net loss for the six months ended June 30, 2008 equal to the cash payment. See Note 5 – Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. With the restructuring of the official check business, which is expected to be completed during the third quarter of 2008, repricing initiatives and lower federal funds rates, we expect to see lower investment commissions expense in the future.
Net investment revenue increased 11 percent for the three months ended June 30, 2008, and decreased 93 percent for the six months ended June 30, 2008, compared to the same periods in 2007, for the reasons discussed above. Changes in the investment margin reflect the decreased investment revenue and the swaps as discussed above. As a result of decreases in investment yields from the realignment of the portfolio, as well as declining balances, we anticipate that our net investment margin in the future will be substantially less than historical levels.

Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended		2008	Six Months Ended		2008
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Gross realized gains	$36	$136	$(100)	$34,200	$3,929	$30,271
Gross realized losses	—	—	—	(290,498)	(1,951)	(288,547)
Other-than-temporary impairments	(9,124)	(517)	(8,607)	(54,398)	(1,495)	(52,903)

Net securities (losses) gains from available-for-sale investments	(9,088)	(381)	(8,707)	(310,696)	483	(311,179)

Gross unrealized losses from trading investments	(21,203)	—	(21,203)	(26,895)	—	(26,895)

Net securities (losses) gains	$(30,291)	$(381)	$(29,910)	$(337,591)	$483	$(338,074)

The Company had net securities losses of $30.3 million and $337.6 million in the three and six months ended June 30, 2008, respectively, compared to net securities losses of $0.4 million and net securities gains of $0.5 million for the three and six months ended June 30, 2007, respectively. Net securities losses for the three and six months ended June 30, 2008 reflect $9.1 million and $54.4 million, respectively, of other-than-temporary impairments on our other asset-backed securities, as well as $21.2 million and $26.9 million, respectively, of unrealized losses from our auction rate securities. These losses are the result of continued deterioration in the market and accumulating credit rating downgrades. The six months ended June 30, 2008 also reflects $256.3 million of net losses from the sale of investments in connection with the repositioning of the investment portfolio.
The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion. The $256.3 million net loss realized on the sale is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. See Note 4 - Investments (Substantially Restricted) of the Notes to the Consolidated Financial Statements for further discussion on the repositioning of our investment portfolio.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $17.8 million, or 35 percent, and $20.0 million, or 20 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily from executive severance, partially offset by lower incentive compensation. Salaries and benefits increased $19.6 million and $23.6 million for the three and six months ended June 30, 2008, respectively, reflecting $16.5 million of severance for the Company’s former CEO, as well as higher salaries and payroll taxes due to increased headcount supporting the growth in the money transfer business. Stock-based compensation expense decreased $1.5 million and $1.8 million for the three and six months ended June 30, 2008 from forfeitures of awards and as no new awards were granted in fiscal 2008. In addition, incentive compensation decreased $1.3 million and $3.8 million during the three and six months ended June 30, 2008 from the decline in the Company’s stock. While the Company has extended its annual incentive program to its employees, no long-term incentive plans have been offered by the Company as of June 30, 2008. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $1.5 million and $2.7 million for the three and six months ended June 30, 2008.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased $7.1 million, or 16 percent, and $19.5 million, or 23 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Marketing costs increased $3.5 million and $4.3 million for the three and six months ended June 30, 2008, respectively, due to an increase in agent locations and a new marketing campaign to enhance our brand positioning. Professional fees including legal fees, third-party processing fees, consultant fees and credit service fees increased from the prior year by $2.0 million and $8.7 million for the three and six months ended June 30, 2008, respectively. The increase for the six months ended June, 30, 3008 included $7.7 million of costs that were recorded as a result of the Capital Transaction. Additionally, our provision for loss increased $0.4 million and $1.6 million for the three and six months ended June 30, 2008, respectively, over the same periods in 2007, reflecting the growth in our agent base and transaction volume. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased transaction and operations support by approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2008, respectively.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense increased $2.1 million, or 17 percent, and $4.6 million, or 19 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Our investment in agent equipment and signage increased depreciation expense by $1.1 million and $2.3 million for the three and six months ended June 30, 2008, respectively, while our investment in computer hardware and capitalized software to enhance our support functions increased depreciation expense by $1.1 million and $2.0 million, respectively. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased depreciation and amortization by approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively.
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
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased $1.4 million, or 13 percent, and $2.2 million, or 10 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Office rent increased $0.4 million and $1.0 million in the three and six months ended June 30, 2008 respectively, compared to 2007 due to expansion of our retail locations, while software and maintenance expense increased $0.7 million and $1.2 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily from purchased licenses to support our growth. For the six months ended June 30, 2008, disposal of fixed assets, building operating costs and higher property taxes increased our expenses by $0.8 million. Partially offsetting these increases is a $0.9 million decline in freight and supplies expense due to lower shipments related to our roll out of agents.
Interest expense — Interest expense increased to $24.0 million and $38.8 in the three and six months ended June 30, 2008, respectively, compared to $2.0 million and $3.9 million for the same periods in 2007. This increase is due to higher outstanding debt and higher interest rates resulting from the Capital Transaction. For the three months ended June 30, 2008, the increase was offset by a $4.2 million increase in the fair value of our debt interest rate swaps. Interest expense in the six months ended June 30, 2008 includes a net loss of $2.0 million from the termination of the debt interest rate swaps. See Note 5 – Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. We expect our interest expense to average approximately $27.6 million per quarter for the remainder of 2008, using the interest rates in effect at June 30, 2008 and assuming that the interest is paid in cash.
Income taxes — For the three months ended June 30, 2008, the Company had $8.3 million of tax expense on pre-tax income of $23.4 million resulting in an effective income tax rate of 35.3 percent. For the six months ended June 30, 2008, the Company had $26.0 million of tax expense on a pre-tax loss of $319.7 million resulting in a negative effective income tax rate of 8.1 percent. The effective income tax rate for the three and six months ended June 30, 2008 reflects a $6.1 million expense resulting from non-deductible severance cost for our former CEO. In addition, both periods reflect the $31.2 million unrealized gain from embedded derivatives, which is not a taxable item. The effective income tax rate for the six months ended June 30, 2008 reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to other-than-temporary impairment charges on securities. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of June 30, 2008. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits.
The effective income tax rate was 32.4 percent for each of the three and six months ended June 30, 2007.
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

We manage our investment portfolio on a consolidated level and the specific investment securities are not identifiable to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. The investment yield generally is allocated based upon the total average investment yield. Gains and losses are allocated based upon the allocation of average investable balances. Our derivatives are also managed on a consolidated level and the derivative instruments are not specifically identifiable to a particular segment. The total costs associated with our derivatives are allocated to each segment based upon the percentage of that segment’s average investable balances to the total average investable balances. Other unallocated expenses include pension and benefit obligation expense, executive severance, legal costs related to shareholder lawsuits and other corporate costs that are not related to the performance of the segments. Table 5 reconciles segment operating income to income before income taxes as reported in our Consolidated Financial Statements.
Table 5 — Segment Information

	Three Months Ended		2008	Six Months Ended		2008
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Operating income (loss):
Global Funds Transfer	$30,620	$40,792	$(10,172)	$26,948	$78,343	$(51,395)
Payment Systems	3,904	9,898	(5,994)	(310,949)	19,464	(330,413)

Total segment operating income (loss)	34,524	50,690	(16,166)	(284,001)	97,807	(381,808)
Interest expense	24,008	1,983	22,025	38,797	3,941	34,856
Debt extinguishment loss	—	—	—	1,499	—	1,499
Unrealized gains on embedded derivatives	(31,203)	—	(31,203)	(31,203)	—	(31,203)
Other unallocated expenses	18,299	827	17,472)	26,601	1,895	24,706

Income (loss) before income taxes	$23,420	$47,880	$(24,460)	$(319,695)	$91,971	$(411,666)

Table 6 — Global Funds Transfer Segment

	Three Months Ended		2008	Six Months Ended		2008
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Money Transfer (including Bill Payment)
Fee and other revenue	$254,715	$207,926	$46,789	$491,600	$396,776	$94,824
Investment revenue	375	1,267	(892)	1,081	2,513	(1,432)
Net securities (losses) gains	(346)	(3)	(343)	(4,081)	5	(4,086)

Total Money Transfer revenue (including Bill Payment)	254,744	209,190	$45,554	488,600	399,294	$89,306
Retail Money Order and other
Fee and other revenue	16,727	14,800	1,927	33,659	29,784	3,875
Investment revenue	5,021	23,047	(18,026)	13,870	44,416	(30,546)
Net securities (losses) gains	(4,240)	53	(4,293)	(44,878)	232	(45,110)

Total Retail Money Order and other revenue	17,508	37,900	(20,392)	2,651	74,432	(71,781)
Total Global Funds Transfer revenue
Fee and other revenue	271,442	222,726	48,716	525,259	426,560	98,699
Investment revenue	5,396	24,314	(18,918)	14,951	46,929	(31,978)
Net securities (losses) gains	(4,586)	50	(4,636)	(48,959)	237	(49,196)

Total Global Funds Transfer revenue	272,252	247,090	25,162	491,251	473,726	17,525

Commissions expense	(128,551)	(105,225)	(23,326)	(245,114)	(200,258)	(44,856)

Net revenue	$143,701	$141,865	$1,836	$246,137	$273,468	$(27,331)

Operating income	$30,620	$40,792	$(10,172)	$26,948	$78,343	$(51,395)
Operating margin	11.2%	16.5%		5.5%	16.5%

NM = Not meaningful
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers, as well as fees on retail money orders and bill payment products, investment revenue and securities gains and losses. Total revenue increased $25.2 million, or 10 percent, and $17.5 million, or 4 percent, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases reflect the higher fee and other revenue of 22 percent and 23 percent for the three and six months ended June 30, 2008, respectively, driven by the growth in money transfer (including bill payment). Investment revenue decreased due to the substantial decrease in our investment balances and lower yields earned, as well as net securities losses recorded on our investment portfolio and allocated to this segment. See further discussion of the losses in “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements.

Money transfer fee and other revenue (including bill payment) grew $46.8 million, or 23 percent, and $94.8 million, or 24 percent, while money transfer transaction volume increased 19 percent and 20 percent for the three and six months ended June 30, 2008, respectively, as a result of our network expansion and targeted pricing initiatives. The higher growth in money transfer fee revenue (including bill payment) over transaction volume is due to changes in product mix (money transfer versus bill payment) and the Euro exchange rate. Transaction growth resulted in incremental fee and other revenue of $43.3 million and $89.7 million, while changes in product mix (money transfer versus bill payment) and corridor mix resulted in incremental revenue of $6.1 million and $9.5 million for the three and six months ended June 30, 2008, respectively.
Our domestic originated transactions (including bill payment), which contribute lower revenue per transaction, increased 20 percent and 23 percent in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Internationally originated transactions (outside of North America) increased 23 percent and 26 percent in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Transaction volume to Mexico grew 3 percent and 4 percent for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, reflecting slowing growth from the economic conditions in the U.S. housing market and immigration concerns. Mexico is a relatively small portion of our total money transfer business and represented 9 percent of our total transactions for each of the three and six months ended June 30, 2008. The growth in money transfer reflects our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base expanded 26 percent to approximately 157,000 locations in the second quarter of 2008 compared to the same periods in 2007, primarily in the international markets. At June 30, 2008, money transfer agents are located in the following geographic regions: 48,400 locations in Western Europe and the Middle East; 35,500 locations in North America; 23,600 locations in Latin America (including 11,500 locations in Mexico); 16,300 locations in Eastern Europe; 14,200 locations in Asia Pacific; 13,000 locations in the Indian subcontinent; and 6,000 locations in Africa.
In January 2008, the Company launched its MoneyGram Rewards loyalty program in the United States, which provides tiered discounts on transaction fees to our repeat consumers, less paperwork and notifications to the sender when the funds are received, among other benefits. The Company believes this program contributed to the strong domestic transaction growth, attracting both new and repeat consumers. The Company intends to roll-out a loyalty program in Canada and select European markets in 2009, as well as make revisions to the existing program to further enhance its attractiveness to consumers.
Fee and other revenue for retail money order and other products increased 13 percent for each of the three and six months ended June 30, 2008, primarily due to the acquisition of PropertyBridge, Inc., which closed in October 2007. The increase was offset by a decline in fee and other revenue for retail money order of 4 percent for each of the three and six months ended June 30, 2008, which is in line with declines in volume. These declines are expected to continue.
Investment revenue in Global Funds Transfer decreased 78 percent and 68 percent for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily from the decrease in investment balances and lower yields earned resulting from the realignment of our investment portfolio away from asset-backed securities into highly liquid assets. Net securities losses in the three and six months ended June 30, 2008 reflect the $4.6 million and $49.0 million, respectively, of realized losses and other-than-temporary impairments that were recorded on our investment portfolio and allocated to this segment. See Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service and costs associated with swaps and the sale of receivables program. Commissions expense for both the three and six months ended June 30, 2008 increased 22 percent compared to the same periods in 2007, primarily driven by higher money transfer transaction volume, tiered commission rates paid to certain agents, amortization of signing bonuses and increases in the Euro exchange rate. Higher money transfer transaction volumes increased fee commissions expense by $20.2 million and $40.5 million for the three and six months ended June 30, 2008, respectively, while higher average commissions per transaction, primarily from tiered commissions, increased commissions by $4.8 million and $8.2 million in the three and six months ended June 30, 2008, respectively. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. The extension of the term of the current agreement with our largest agent, Wal-Mart Stores, Inc. (“Wal-Mart”), through January 2013 includes certain commission increases during the term of the contract. The Wal-Mart commission rate increased one percent effective March 25, 2008, but is not scheduled to increase again until 2011. Commissions expense in 2008 also benefited from terminating the sale of receivable program in January 2008, which reduced investment commissions by approximately $5.6 million.

Operating income of $30.6 million and operating margin of 11.2 percent for the three months ended June 30, 2008 decreased from operating income of $40.8 million and operating margin of 16.5 percent for the same period in 2007, while operating income of $26.9 million and operating margin of 5.5 percent for the six months ended June 30, 2008 decreased from operating income of $78.3 million and 16.5 percent for the same period in 2007. These declines reflect the decrease in investment revenue and net securities losses that were recorded on our investment portfolio and allocated to this segment as discussed above. The decrease in operating income and operating margin were partially offset by the strong growth in money transfer as discussed above. We expect continued strong growth in money transfer transaction volumes and revenue.
Table 7 — Payment Systems Segment

	Three Months Ended		2008	Six Months Ended		2008
	June 30		vs.	June 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Official check and payment processing revenue (losses)
Fee and other revenue	$4,679	$3,384	$1,295	$8,111	$6,640	$1,471
Investment revenue	28,637	75,563	(46,926)	79,785	147,809	(68,024)
Net securities (losses) gains	(25,284)	(290)	(24,994)	(283,587)	376	(283,963)

Total official check and payment processing revenue (losses)	8,032	78,657	(70,625)	(195,691)	154,825	(350,516)
Other revenue
Fee and other revenue	5,621	6,262	(641)	11,009	12,139	(1,130)
Investment revenue	465	1,178	(713)	1,395	2,319	(924)
Net securities (losses) gains	(421)	(5)	(416)	(5,045)	6	(5,051)

Total other revenue	5,665	7,435	(1,770)	7,359	14,464	(7,105)
Total Payment Systems revenue (losses)
Fee and other revenue	10,300	9,646	654	19,120	18,779	341
Investment revenue	29,102	76,741	(47,639)	81,180	150,128	(68,948)
Net securities (losses) gains	(25,705)	(295)	(25,410)	(288,632)	382	(289,014)

Total Payment Systems revenue (losses)	13,697	86,092	(72,395)	(188,332)	169,289	(357,621)

Commissions expense	4,839	(60,374)	65,213	(92,719)	(117,602)	24,883

Net revenue (loss)	$18,536	$25,718	$(7,182)	$(281,051)	$51,687	$(332,738)

Operating income (loss)	$3,904	$9,898	$(5,994)	$(310,949)	$19,464	$(330,413)
Operating margin	28.5%	11.5%		NM	11.5%

Taxable equivalent basis (1):
Revenue (Losses)	$13,697	$90,485	$(76,788)	$(187,239)	$177,576	$(364,815)
Commissions expense	4,839	(60,374)	$65,213	(92,719)	(117,602)	$24,883
Operating income (loss)	3,904	14,291	$(10,387)	(309,857)	27,751	$(337,608)
Operating margin	28.5%	15.8%		NM	15.6%

NM = Not meaningful

(1)	The taxable equivalent basis numbers were used by the Company’s management, and management believes they were useful to investors, to evaluate the effect of tax-exempt securities on the Payment Systems segment and on the Company’s effective tax rate prior to realigning our investment portfolio. As of June 30, 2008, we no longer have tax-exempt investments. The tax-exempt investments in the investment portfolio had lower pre-tax yields, but produced higher income on an after-tax basis than comparable taxable investments. As income taxes are not allocated to the Company’s operating segments, the effect of tax-exempt securities on the Payment Systems segment is not apparent in measures presented under GAAP. Accordingly, an adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate applied to interest income from tax-exempt securities. There is no adjustment for the second quarter of 2008, as the Company does not hold tax-exempt investments as of June 30, 2008. The adjustment is $4.4 million for the second quarter of 2007 and $1.1 million and $8.3 million for the six months ended June 30, 2008 and 2007, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for, measures presented under GAAP.

Total revenue includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue decreased $72.4 million, or 84 percent, for the three months ended June 30, 2008, compared to the same period in 2007, reflecting a 62 percent decrease in investment revenue due to lower yields earned and the substantial decrease in our investment balances as well as net securities losses recorded on our investment portfolio and allocated to this segment. For the six months ended June 30, 2008, total revenue decreased $357.6 million to a loss of $188.3 million and reflected the net securities losses of $288.6 million that were recorded on our investment portfolio and allocated to this segment. Investment revenue also declined 46 percent on a year-to-date basis compared to the same period in 2007. See Note 4 — Investments (Substantially Restricted) of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments. Fee and other revenue increased 7 percent and 2 percent for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 reflecting the restructuring of the official check business.
In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships, which will enable us to continue to provide these services to small and mid-sized financial institutions. As of June 30, 2008, we have termination agreements with nine of our top ten financial institution customers. We anticipate the majority of the balances associated with these institutions will run-off over the next 12 to 18 months. At the end of April 2008, the Company sent out letters repricing the commission rate paid to the majority of its other official check financial institutions customers. The new lower commission rates went into effect for most of our customers on June 1, 2008 and results in an average payout rate of the federal funds rate less 85 basis points.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs associated with swaps and the sale of receivables program. Commission expense decreased $65.2 million in the three months ended June 30, 3008, compared to the same period in 2007, primarily from a $29.3 million gain from increases in the fair value of swaps related to the official check business and lower investment balances from the departure of financial institution customers. In addition, commissions expense benefited from declines in the federal funds rate and repricing initiatives. Commissions expense decreased $24.9 million in the six months ended June 30, 2008, compared to the same period in 2007, reflecting the decline in investment balances, lower federal funds rates and repricing initiatives. These declines were partially offset by a $27.7 million loss from the termination of the official check commission swaps.
Operating income (loss) for the three and six months ended June 30, 2008 was $3.9 million and ($310.9) million, respectively, reflecting the decrease in investment revenue due to lower yields earned and the substantial decrease in our investment balances as well as net securities losses recorded on our investment portfolio and allocated to this segment. We anticipate that our profit margin will be adversely affected by the realignment of the portfolio. We anticipate that commissions expense will decline as a result of lower average investable balances and our repricing of the commission structure. We cannot predict the level of terminations by our financial institution customers as a result of our repricing initiatives.
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
Liquidity
We utilize our cash and cash equivalents as the main tools to manage our daily operating liquidity needs. Our operating liquidity needs relate to the monies required to settle our payment instruments on a daily basis and fund the routine operating activities of the business. On a daily basis, we move on average over $1.0 billion to settle our payment instruments and make related settlements with our agents and financial institutions. We receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts. During the first half of 2008, two banks that clear official checks for us gave notice that they will not renew their clearing agreements when those agreements expire in mid 2009, and one bank whose agreement expires in June 2009 has indicated it will not renew its agreement under the current terms. We are in the process of negotiating with two of the three banks to continue our clearing arrangements with them. A loss of our clearing arrangements with these three clearing banks is not expected to have an adverse effect on our official check business given our clearing relationships with other banks and our belief that we can establish clearing relationships with one or more additional banks, if needed. For the clearing of money orders, we rely primarily on one clearing bank. We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services to move customer funds and make agent payments. We are currently in the process of negotiating for a new primary international cash management banking relationship. The relationships with these clearing banks and cash management banks are a critical component of the Company’s ability to move monies on a global and timely basis.

We rely on the funds from on-going sales of payment instruments and portfolio cash flows to settle our payment service obligations (“PSO”) as they are presented. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the net cash inflow days, excess cash is reinvested in cash equivalents.
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and PSO related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the PSO. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold 13 percent of our $5.0 billion portfolio as of June 30, 2008. As the SPEs relate to financial institutions we terminated in connection with the restructuring of the official check business, we expect the SPEs to gradually decline as a percent of our portfolio as the related financial institutions roll-off.
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
In addition, our wholly owned subsidiary and licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), is regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory PSO measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than our PSO as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth. As of June 30, 2008, we had excess assets over the regulatory PSO (“cushion”) under our most restrictive state of $1.1 billion; all other states had substantially higher cushions. As of June 30, 2008, the Company was in compliance with all regulatory capital requirements for all states.
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

Table 8 — Unrestricted Assets

	June 30,	March 31,	December 31,
(Amounts in Thousands)	2008	2008	2007

Cash and cash equivalents	$4,486,064	$4,654,341	$1,552,949
Receivables, net	1,959,438	1,783,241	1,408,220
Trading investments	35,210	56,413	62,105
Available for sale investments	504,404	541,053	4,187,384

	6,985,116	7,035,048	7,210,658
Amounts restricted to cover payment service obligations	(6,636,557)	(6,656,163)	(7,762,470)

Excess (shortfall) in unrestricted assets	$348,559	$378,885	$(551,812)

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
We completed a plan during the first quarter of 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of our available-for-sale portfolio. As a result of this plan, we sold securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As we no longer have the intent to hold the investments classified in “Other asset-backed securities,” we recognized an other-than-temporary impairment charge of $9.1 million and $54.4 million during the three and six months ended June 30, 2008. The net realized loss from the sale of securities and the other-than-temporary impairment charge is the result of further deterioration in the markets during the quarter and the short timeframe over which we sold our securities.
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
The equity component of the Capital Transaction consisted of the private placement of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”) and shares of non-voting Series B-1 Participating Convertible Preferred Stock (the “Series B-1 Preferred Stock” and collectively, the “Series B Stock”) to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and collectively, the “Investors”) for an aggregate purchase price of $760.5 million. After the issuance of the Series B Stock, the Investors have an equity interest of approximately 79 percent. See Note 9 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for further information regarding the Series B Stock. Through June 30, 2008, we elected to accrue rather than pay the dividends on the Series B Stock.
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

Also as part of the Capital Transaction, our wholly owned subsidiary Worldwide issued $500.0 million of senior secured second lien notes (the “Notes”) to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior to March 25, 2011, we have the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable. The Company paid the interest through June 30, 2008 and anticipates that it will continue to pay the interest under this option. See Note 12 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Notes.
The Company paid a total of $26.7 million of interest for both the Senior Facility and the Notes during the three and six months ended June 30, 2008.
As of the date of this filing, we do not anticipate that the credit markets will improve in the short-term and could deteriorate further. However, with the realignment of our portfolio, we believe that we are positioned to minimize any further adverse impacts from the credit market disruption. In addition, the capital raised by the Company in the Capital Transaction assumed a zero value for our auction rate securities and CDOs that were not sold. As a result of the recapitalization and realignment of the portfolio, we believe that we have sufficient cushion in our unrestricted assets to absorb any further declines in our investment portfolio while maintaining compliance with all debt, regulatory and clearing agreement covenants and requirements. As we do not use our available-for-sale and trading investments for liquidity purposes, we do not anticipate any adverse impact to our liquidity from a continued credit market disruption.
With the Capital Transaction and sale of investments, we believe we have sufficient liquidity and capital to operate and grow our business for the next twelve months and the foreseeable future. We expect operating cash flows to be sufficient to finance our ongoing business, pay interest expense on our outstanding debt, maintain adequate capital levels and meet debt and clearing agreement covenants. Should liquidity and capital needs exceed operating cash flows, we believe our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls.
Included in the Series B Stock described above are conversion and change of control redemption options which are considered embedded derivatives that must be bifurcated and accounted for at fair value separately from the Series B Stock. The fair value of these embedded derivatives is remeasured each period, with changes recognized in the Consolidated Statements of Income (Loss). The change in fair value from period-to-period may introduce volatility to our net income. The changes in fair value are principally driven by movements in the price of our common stock, the volatility of our common stock and credit spreads, and should generally move directionally with changes in the price of our common stock. Any changes in the fair value of the embedded derivatives are non-cash gains (losses) which do not impact the liquidity of the Company or contractual and regulatory measures or requirements. See Note 5 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the embedded derivatives. In August 2008, the Investors and the Company entered into an agreement that explicitly clarifies that the Investors may not require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the Series B Preferred Stock conversion option no longer meets the criteria for an embedded derivative requiring liability accounting treatment. As a result of this agreement, the related liability will be reversed to “Additional paid-in capital” in the third quarter of 2008 and no further remeasurement will be required.
Impact on Contractual and Regulatory Capital — During the first quarter of 2008, we were out of compliance with certain state regulatory requirements, including minimum net worth and tangible net worth requirements. In July 2008, we received notice from one state that it is contemplating the assessment of a fine for the period of non-compliance. We believe the amount of this fine would not be material to the Consolidated Financial Statements. While we have not received notice from any other regulators, they reserve the right to take action in the future and could impose fines and penalties related to the compliance failure. With the completion of the Capital Transaction, as of June 30, 2008, we continue to be in compliance with all regulatory requirements for all states.
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
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about our contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,804,644	$104,412	$206,964	$679,501	$813,767
Operating leases	51,589	11,294	19,289	11,316	9,690
Other obligations	1,089	1,089	—	—	—

Total contractual cash obligations	$1,857,322	$116,795	$226,253	$690,817	$823,457

Debt consists of principal amounts outstanding under the Senior Facility and the Notes at June 30, 2008, as well as related interest payments. Interest payments on the Senior Facility are based on a floating interest rate indexed to the Eurodollar rate. For disclosure purposes, the interest rate for future periods has been assumed to be the rates in effect on June 30, 2008. The interest expense on the Notes is payable quarterly at a rate of 13.25%, with the first interest payment due on June 30, 2008. The Company can elect to not pay the interest when due, but if so elected, the interest rate increases to 15.25%. The Company paid the first interest payment due on the Notes and Table 10 assumes that the Company continues to pay interest as due. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has the following commitments that are not included in Table 10:
•	The Series B Stock has a cash dividend rate of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. For the quarter ended June 30, 2008, the Company elected to accrue the dividends as accumulated and unpaid dividends. At this time, the Company expects that dividends will be accrued and not paid in cash. While no dividends have been declared as of June 30, 2008, the Company has accrued dividends of $25.8 million as accumulated and unpaid dividends which are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

•	The Company has a funded, noncontributory pension plan. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. There are no required contributions for the funded pension plan in 2008 and no contributions were made during the six months ended June 30, 2008. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2008, we paid benefits totaling $1.1 million and $1.9 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.4 million for the remainder of 2008.

•	As of June 30, 2008, the liability for unrecognized tax benefits is $31.9 million.

•	In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2008, the minimum commission guarantees had a maximum payment of $19.8 million over a weighted- average remaining term of 2.2 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of June 30, 2008, the liability for minimum commission guarantees is $2.1 million.

Analysis of Cash Flows
Table 10 — Cash Flows Used In Operating Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

Net income (loss)	$15,161	$32,359	$(345,694)	$62,198
Total adjustments to reconcile net income	31,044	30,790	343,652	39,280

Net cash (used) provided by operating activities before changes in payment service assets and obligations	46,205	63,149	(2,042)	101,478

Change in cash and cash equivalents (substantially restricted)	138,580	291,451	(2,933,085)	(4,905)
Change in trading investments, net (substantially restricted)	—	(14,200)	—	24,300
Change in receivables, net (substantially restricted)	(178,682)	(177,820)	(556,728)	(20,701)
Change in payment service obligations	(19,606)	81,778	(1,125,913)	1,746

Net change in payment service assets and obligations	(59,708)	181,209	(4,615,726)	440

Net cash (used in) provided by operating activities	$(13,503)	$244,358	$(4,617,768)	$101,918

Operating activities used net cash of $13.5 million and $4.6 billion during the three and six months ended June 30, 2008. For the second quarter of 2008, the use of cash is primarily related to the termination of our interest rate swaps for $29.7 million and the payment of $26.7 million of interest expense. These expenditures were offset by proceeds of $26.0 million from the maturity of available-for-sale investments and $12.8 million from interest from available-for sale investments, both of which were reinvested in cash equivalents, as well as receipt of a federal tax refund of $24.7 million. For the six months ended June 30, 2008, the Company also used $4.6 billion of proceeds from the sale and normal maturity of available-for-sale securities and the Capital Transaction to invest in cash equivalents. The remaining uses of cash are due to normal operating activities.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

Net investment activity	$26,011	$(206,684)	$3,342,107	$(32,073)
Purchases of property and equipment	(11,883)	(15,082)	(17,437)	(30,011)
Cash paid for acquisitions	—	(1,061)	—	(1,116)

Net cash provided by (used in) investing activities	$14,128	$(222,827)	$3,324,670	$(63,200)

Investing activities provided cash of $14.1 million and $3.3 billion for the three and six months ended June 30, 2008. For the second quarter of 2008, investing activities consist of the receipt of proceeds from the normal maturity of available-for-sale investments of $26.0 million and capital expenditures of $11.9 million. For the six months ended June 30, 2008, investing activities relate primarily to $2.9 billion of proceeds from the realignment of the investment portfolio, $446.1 million of proceeds from the normal maturity of available-for-sale investments and capital expenditures of $17.4 million.
Table 12 — Cash Flows Provided by (Used in) Financing Activities

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in Thousands)	2008	2007	2008	2007

Net proceeds from the issuance of debt	$—	$—	$685,945	$—
Payment on debt	(625)	—	(100,625)	—
Net proceeds from the issuance of preferred stock	—	—	707,778	—
Proceeds and tax benefit from exercise of share-based compensation	—	1,359	—	3,131
Purchase of treasury stock	—	(18,777)	—	(33,510)
Cash dividends paid	—	(4,113)	—	(8,339)

Net cash provided by (used in) financing activities	$(625)	$(21,531)	$1,293,098	$(38,718)

Financing activities used $0.6 million during the second quarter of 2008 for the quarterly payment on the Tranche B loan of the Senior Credit Facility. For the six months ended June 30, 2008, financing activities generated $1.5 billion of cash from the Capital Transaction and used cash of $100.6 million to make payments on the Senior Credit Facility and pay transaction costs of $100.0 million.
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
Off-Balance Sheet Arrangements
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility and there is no balance of sold receivables as of June 30, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. Average receivables sold were $369.7 million and $369.9 million for the three and six months ended June 30, 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of Income (Loss) in “Investment commissions expense” and totaled $0.2 million in the first quarter of 2008 compared to $ 5.9 million and $12.0 million for the three and six months ended June 30, 2007, respectively.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of the Company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the change in the measurement date of our benefit plans in connection with the adoption of the measurement date portion of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, there were no changes to our critical accounting policies during the six months ended June 30, 2008. The measurement date for our benefit plans was changed from November 30 to December 31 of each year. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

▪	Substantial Dividend and Debt Service Obligations. Our substantial dividend and debt service obligations, as well as covenant requirements, adversely impact our ability to pay dividends on our common stock, to obtain additional financing and to operate and grow our business.

▪	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the Capital Transaction, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

▪	Retention of Global Funds Transfer Agents. We may be unable to renew material retail agent customer contracts, or we may experience a loss of business from significant agents or customers.

▪	Operation of Payment Systems Segment. We may be unable to operate our Payment Systems segment profitably pursuant to our new official check strategy and portfolio realignment.

▪	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines or penalties.

▪	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

▪	Loss of Key Employees. We may be unable to attract and retain key employees.

▪	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

▪	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and we may invest in new products or services and infrastructure that are not successful.

▪	Intellectual Property. The loss of intellectual property protection, the inability to secure or enforce intellectual property protection or the inability to successfully defend against an intellectual property infringement action could harm our business and prospects.

▪	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

▪	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

▪	Operation in Politically Volatile Areas. Offering money transfer transactions through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations, subject us to fines and penalties and cause us reputational harm.

▪	Network and Data Security. If we suffer system interruptions and system failures due to defects in our software, development delays and installation difficulties, or we suffer a material security breach of our systems, our business could be harmed.

▪	Business Interruption. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, financial institution customers or third-party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

▪	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

▪	Agent Credit and Fraud Risks. We may face credit and fraud exposure if we are unable to collect funds from our agents who receive the proceeds from the sale of our payment instruments.

▪	Reputational Damage. Inability by us to manage reputational damage to the Company’s brand due to the events leading to the Capital Transaction, as well as fraudulent or other unintended uses of our services, could reduce the use and acceptance of our services.

▪	New Retail Locations and Acquisitions. Opening new Company-owned retail locations and acquiring businesses subjects us to new risks and may cause a diversion of capital and management’s attention from our core business.

▪	International Migration Patterns. Changes in immigration laws or other circumstances that discourage international migration could adversely affect our money transfer remittance volume or growth rate.

▪	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries in which we have material agent relationships.

▪	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

▪	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

▪	Change of Control Restrictions. An Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.

▪	Anti-Takeover Provisions. Provisions in our charter documents and specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

▪	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

▪	Inability to use Form S-3. We are currently unable to use the short-form Registration Statement on Form S-3 to register securities with the SEC which could increase the time and resources necessary to raise capital.

▪	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
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
The Company uses Value-at-Risk (“VAR”) modeling and net investment revenue simulation analysis for measuring and analyzing consolidated interest rate risk. VAR is a risk assessment methodology that estimates the potential decline in the value of a security or portfolio under various market conditions. VAR quantifies the change in market value due to changes in volatility and interest rates over a given time horizon and given a certain level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its investment portfolio using a 95 percent confidence level and a one-month time horizon. The Company uses a Monte Carlo model that derives the interest rate change from volatility assumptions, specified probability and time horizon. The model includes the Company’s investment portfolio and does not include the interest rate derivative contracts as we have terminated those contracts.

We performed our VAR analysis and net investment revenue simulation analysis taking into account the Capital Transaction, the Payment Systems strategy and the portfolio realignment. The VAR is $(6.3) million, given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the loss on the investment portfolio or swaps over the next month will exceed $(6.3) million.
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
Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Pre-tax income from continuing operations	$(5,443)	$(2,394)	$(1,144)	$1,086	$2,128	$7,987

Percent change	17.2%	7.6%	3.6%	(3.4%)	(6.7%)	(25.2%)
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Interim Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Interim Principal Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Federal Securities Class Actions — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. On March 28, 2008, the City of Ann Arbor Employees Retirement System filed a complaint in the District of Minnesota against the Company and three of its officers. The complaint alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act against Company officers. The complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. In April 2008, three other plaintiffs, Willie R. Pittman, Edward J. Goodman Life Income Trust and Manzoor Hussain filed complaints in the same court, making substantially the same claims. The Goodman matter names the Company, four of its officers and members of the Company’s Board of Directors. Subsequent to June 30, 2008, the court consolidated the cases giving them the name In re MoneyGram International, Inc. Securities Litigation.

ERISA Class Action — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. For relief, the complainant seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the Company and its officers and directors are also parties to two stockholder lawsuits making various state-law claims. On December 19, 2007, L.A. Murphy filed a complaint in Hennepin County District Court, alleging a breach of fiduciary duties for refusal to investigate an offer from Euronet Worldwide, Inc. to buy the Company. The complaint requested injunctive relief. The Court denied the plaintiff’s motion for a temporary restraining order to block the Capital Transaction. On April 3, 2008, the plaintiff subsequently amended her complaint to an Amended Shareholder Class and Derivative Complaint, alleging breach of fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors. The complainant seeks declaratory and injunctive relief and contribution and indemnification from defendants for the alleged breaches of fiduciary duty.
As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, on January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complainant seeks monetary damages, disgorgement, restitution or rescission, as well as attorneys’ fees and costs.
On July 30, 2008, Evelyn York, filed a complaint against certain former and current MoneyGram officers and directors and the Company in the United States District Court, District of Minnesota, alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets, and unjust enrichment. The Complaint seeks damages from the Company in an unspecified amount, changes to corporate governance and procedures, equitable relief including disgorgement of profits, benefits and compensation, and imposition of a constructive trust relating to compensation and trading activities, as well as attorneys’ fees and costs.
SEC Inquiry - As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, by letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008, the Company received an additional letter from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, of up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, the Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company did not repurchase any shares during the quarter ended June 30, 2008. However, the Company may consider repurchasing shares from time-to-time subject to limitations in our credit agreement.

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
August 13, 2008
	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

+10.1	Separation Agreement and Release of All Claims, dated as of June 18, 2008, between Philip W. Milne and MoneyGram International, Inc. (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed June 19, 2008).

*31.1	Section 302 Certification of Interim Principal Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Interim Principal Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.