Form 10-Q
period 2008-09-30
MONEYGRAM INTERNATIONAL INC
filed 2008-11-10
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2008

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
As of November 3, 2008, 82,555,904 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1, FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30	December 31
(Amounts in thousands, except share data)	2008	2007

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	4,561,905	1,552,949
Receivables, net (substantially restricted)	1,397,179	1,408,220
Trading investments (substantially restricted)	30,285	62,105
Available for sale investments (substantially restricted)	480,944	4,187,384
Property and equipment	157,484	171,008
Derivative financial instruments	—	1,647
Intangible assets	15,051	17,605
Goodwill	443,758	438,839
Other assets	174,443	95,254

Total assets	$7,261,049	$7,935,011

LIABILITIES
Payment service obligations	$6,101,759	$7,762,470
Debt	978,869	345,000
Derivative financial instruments	—	30,370
Pension and other postretirement benefits	89,514	85,451
Deferred tax liabilities	19,893	11,459
Accounts payable and other liabilities	200,393	188,778

Total liabilities	7,390,428	8,423,528

COMMITMENTS AND CONTINGENCIES (NOTE 13)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	439,655	—
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	274,230	—

Total mezzanine equity	713,885	—

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	91,211	73,077
Retained loss	(772,115)	(387,479)
Unearned employee benefits	(693)	(3,280)
Accumulated other comprehensive loss	(9,992)	(21,715)
Treasury stock: 6,000,173 and 5,910,458 shares at September 30, 2008 and December 31, 2007, respectively	(152,561)	(150,006)

Total stockholders’ deficit	(843,264)	(488,517)

Total liabilities, mezzanine equity and stockholders’ deficit	$7,261,049	$7,935,011

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands, except per share data)	2008	2007	2008	2007

REVENUE
Fee and other revenue	$286,021	$242,743	$830,699	$688,409
Investment revenue	32,231	102,000	128,294	299,161
Net securities losses	(13,253)	(3,162)	(350,844)	(2,679)

Total revenue	304,999	341,581	608,149	984,891
Fee commissions expense	131,397	105,453	377,727	295,744
Investment commissions expense	9,968	64,899	101,472	192,467

Total commissions expense	141,365	170,352	479,199	488,211

Net revenue	163,634	171,229	128,950	496,680

EXPENSES
Compensation and benefits	53,541	49,572	173,976	149,966
Transaction and operations support	48,530	44,277	151,894	128,129
Depreciation and amortization	13,891	13,944	42,397	37,835
Occupancy, equipment and supplies	11,069	11,975	34,682	33,377
Interest expense	27,834	2,202	66,631	6,143
Valuation loss on embedded derivatives	47,233	—	16,030	—
Debt extinguishment loss	—	—	1,499	—

Total expenses	202,098	121,970	487,109	355,450

(Loss) income before income taxes	(38,464)	49,259	(358,159)	141,230
Income tax expense	88	14,967	26,087	44,740

NET (LOSS) INCOME	$(38,552)	$34,292	$(384,246)	$96,490

Basic (loss) earnings per common share	$(0.80)	$0.42	$(5.34)	$1.16
Diluted (loss) earnings per common share	$(0.80)	$0.41	$(5.34)	$1.15

Net (loss) income	$(38,552)	$34,292	$(384,246)	$96,490
Preferred stock dividends	(24,995)	—	(50,810)	—
Accretion recognized on preferred stock	(2,533)	—	(5,192)	—
(Loss) earnings allocated to preferred stockholders	—	—	—	—

(Loss) income available to common stockholders	$(66,080)	$34,292	$(440,248)	$96,490

Average outstanding common shares	82,464	82,488	82,452	82,956
Additional dilutive shares related to stock-based compensation	—	963	—	1,183
Additional dilutive shares related to preferred stock	—	—	—	—

Average outstanding and potentially dilutive common shares	82,464	83,451	82,452	84,139

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007

NET (LOSS) INCOME	$(38,552)	$34,292	$(384,246)	$96,490
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $5,401 and ($88,785) for the three months ended September 30, 2008 and 2007, respectively, and $10,807 and ($126,075) for the nine months ended September 30, 2008 and 2007, respectively	8,813	(144,857)	17,633	(205,699)

Reclassification adjustment for net realized (gains) losses included in net income, net of tax (expense) benefit of ($1,076) and $1,202 for the three months ended September 30, 2008 and 2007, respectively, and ($16,282) and $1,018 for the nine months ended September 30, 2008 and 2007, respectively	(1,756)	1,961	(26,565)	1,661

	7,057	(142,896)	(8,932)	(204,038)

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense of $1,148 and ($9,716) for the three months ended September 30, 2008 and 2007, respectively and $1,196 and ($4,836) for the nine months ended September 30, 2008 and 2007, respectively	1,872	(15,854)	1,951	(7,891)

Reclassifications adjustment for net unrealized (gains) losses included in net income, net of tax (expense) benefit of ($976) for the three months ended September 30, 2007, and $11,006 and ($4,306) for the nine months ended September 30, 2008 and 2007, respectively	—	(1,592)	17,957	(7,025)

	1,872	(17,446)	19,908	(14,916)

Prior service (credit) costs for pension and postretirement benefit plans:
Reclassification of prior service (credit) costs recorded to net income, net of tax (expense) benefit of ($23) and $18 for the three months ended September 30, 2008 and 2007, respectively, and $181 and $54 for the nine months ended September 30, 2008 and 2007, respectively	(37)	29	296	88

Net actuarial (gain) loss for pension and postretirement benefit plans:
Reclassification of net actuarial (gain) loss recorded to net income, net of tax (expense) benefit of ($104) and $417 for the three months ended September 30, 2008 and 2007, respectively, and $395 and $1,251 for the nine months ended September 30, 2008 and 2007, respectively	(169)	662	645	1,986

Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($491) and $815 for the three months ended September 30, 2008 and 2007, respectively, and $780 and $1,368 for the nine months ended September 30, 2008 and 2007, respectively	(800)	1,330	1,273	2,233

Other comprehensive income (loss)	7,923	(158,321)	13,190	(214,647)

COMPREHENSIVE LOSS	$(30,629)	$(124,029)	$(371,056)	$(118,157)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,552)	$34,292	$(384,246)	$96,490
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment impairment charges	8,327	4,629	62,725	6,124
Net loss (gain) on sale of investments	—	(1,467)	256,298	(3,445)
Unrealized losses on trading investments	4,925	—	31,820	—
Non-cash valuation loss on embedded derivative	47,233	—	16,030	—
Net amortization of investment premiums and (discounts)	68	(3,895)	558	(12,989)
Depreciation and amortization	13,891	13,944	42,397	37,835
Signing bonus amortization	10,712	6,716	27,809	19,286
Amortization of debt discount and deferred financing costs	2,444	40	5,057	120
Debt extinguishment loss	—	—	1,499	—
Provision for uncollectible receivables	1,458	2,828	6,966	6,780
Non-cash compensation and pension expense	2,550	—	6,600	—
Changes in foreign currency translation adjustments	(800)	1,330	1,273	2,233
Other non-cash items, net	2,426	(2,921)	2,917	(8,192)
Change in other assets	(4,986)	(8,039)	(58,422)	(5,288)
Change in accounts payable and other liabilities	(4,440)	11,936	23,933	21,917

Total adjustments	83,808	25,101	427,460	64,381
Change in cash and cash equivalents (substantially restricted)	(75,840)	(161,391)	(3,008,925)	(166,296)
Change in trading investments, net (substantially restricted)	—	58,900	—	83,200
Change in receivables, net (substantially restricted)	558,617	55,140	1,889	34,439
Change in payment service obligations	(534,813)	(304,142)	(1,660,726)	(302,396)

Net cash used in continuing operating activities	(6,780)	(292,100)	(4,624,548)	(190,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	12,112	2,896,011	321,687
Proceeds from maturities of investments classified as available-for-sale	19,507	148,710	465,603	536,569
Purchases of investments classified as available-for-sale	—	(29,391)	—	(758,898)
Purchases of property and equipment	(9,232)	(23,431)	(26,669)	(53,442)
Cash paid for acquisitions, net of cash acquired	(2,870)	—	(2,870)	(1,116)

Net cash provided by investing activities	7,405	108,000	3,332,075	44,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	733,750	—
Transaction costs for issuance or amendment of debt	—	—	(47,805)	—
Payment on debt	(625)	—	(1,250)	—
Net change in credit facilities		197,000	—	197,000
Payment on revolving facility	—	—	(100,000)	—
Proceeds from issuance of preferred stock	—	—	760,000	—
Transaction costs for issuance of preferred stock	—	—	(52,222)	—
Proceeds and tax benefit from exercise of share based compensation	—	3,736	—	6,867
Purchase of treasury stock	—	(12,482)	—	(45,992)
Cash dividends paid	—	(4,154)	—	(12,493)

Net cash (used in) provided by financing activities	(625)	184,100	1,292,473	145,382

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

				Unearned	Accumulated
				Employee	Other	Common
	Common	Additional	Retained	Benefits	Comprehensive	Stock in
(Amounts in thousands, except share data)	Stock	Capital	Loss	and Other	Loss	Treasury	Total

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)
Cumulative adjustment for SFAS No. 158 - change of measurement date			(390)		(1,467)		(1,857)
Net loss			(384,246)				(384,246)
Reclassification of embedded derivative liability		70,827					70,827
Dividends on B and B-1 Preferred Stock		(50,810)					(50,810)
Accretion of preferred stock		(5,192)					(5,192)
Employee benefit plans		3,309		2,587		(2,555)	3,341
Unrealized foreign currency translation adjustment					1,273		1,273
Unrealized loss on available-for-sale securities					(8,932)		(8,932)
Reclassification of unrealized losses on derivative financial instruments					19,908		19,908
Amortization of prior service cost for pension and postretirement benefits, net of tax					296		296
Amortization of unrealized losses on pension and postretirement benefits, net of tax					645		645

September 30, 2008	$886	$91,211	$(772,115)	$(693)	$(9,992)	$(152,561)	$(843,264)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2. Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which the Company received $1.5 billion of gross equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses described in Note 4 — Investment Portfolio. The net proceeds of the Capital Transaction have been invested in cash and cash equivalents to supplement the Company’s unrestricted assets. In connection with the Capital Transaction, the Company capitalized $107.5 million of transaction costs, including $7.5 million of costs paid through the issuance of Series B-1 Participating Convertible Preferred Stock (the “B-1 Stock”). See Note 9 — Mezzanine Equity and Note 12 — Debt for further information regarding transaction costs.
Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 495,000 shares of Series B Participating Convertible Preferred Stock (the “B Stock,” and collectively with the B-1 stock, the “Series B Stock”) and 265,000 shares of B-1 Stock to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs, ” and collectively with THL, the “Investors”) for an aggregate gross purchase price of $760.0 million. As a result of the issuance of the Series B Stock the Investors had an equity interest of approximately 79 percent on March 25, 2008. See Note 9 — Mezzanine Equity for further information regarding the Series B Stock.
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
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — On February 11, 2008, the Investors entered into a Participation Agreement (as amended on March 17, 2008) with Wal-Mart Stores, Inc. (“Wal-Mart”) in connection with the Capital Transaction. The Company is not a party to the Participation Agreement, which was negotiated solely between the Investors and Wal-Mart. Under the terms of the Participation Agreement, each Investor is obligated to pay Wal-Mart certain percentages of accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. Cash payments include dividends paid by the Company to the Investors and any cash payments received by the Investors in connection with the sale of any shares of the Company’s stock to an unaffiliated third party or upon redemption by the Company. Wal-Mart, in its sole discretion, may elect to receive payments in cash or equivalent shares of stock held by the Investors. In addition, through March 17, 2010, the Investors must receive Wal-Mart’s consent prior to voting in favor of, consenting to, or selling shares in a transaction that would cause a change in control of the Company, as defined by the Participation Agreement.
The Company has no obligation to Wal-Mart or additional obligations to the Investors under the terms of the Participation Agreement. However, in accordance with Staff Accounting Bulletin (“SAB”) Topic 5-T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company will recognize the Participation Agreement in its consolidated financial statements as if the Company itself entered into the agreement with Wal-Mart. As Wal-Mart may elect to receive any payments under the Participation Agreement in cash, the agreement is accounted for as a liability award under Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company will recognize a liability equal to the fair value of the Participation Agreement through a charge to the Consolidated Statements of (Loss) Income when it becomes probable that certain performance conditions will be met. When recorded, the liability will be remeasured each period until settlement, with changes in fair value recognized in the Consolidated Statements of (Loss) Income. Wal-Mart’s ability to earn the award under the Participation Agreement is conditioned upon the

Investors receiving cash payments related to its Series B Stock in excess of the Investors’ original investment in the Company. While it is probable that the performance conditions will be met at September 30, 2008, the fair value of the liability is zero at this time, as the Company’s discount rate, based on its debt interest rates and credit rating, exceeds the dividend rate on the preferred stock.
3. Unrestricted Assets
Through its wholly owned subsidiary and licensed entity MoneyGram Payment Systems, Inc. (“MPSI”), the Company is regulated by various state agencies that generally require MPSI to maintain liquid assets and investments with a rating of A or higher in an amount generally equal to the payment service obligations (“PSO”) for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, the Company’s unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than the Company’s PSO as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. As a result of the regulatory requirements, a significant amount of cash and cash equivalents, receivables and investments are restricted to satisfy the liability to pay the face amount of regulated PSO upon presentment. The Company is not regulated by state agencies for PSO resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. The regulatory and contractual requirements do not require the Company to specify individual assets held to meet the Company’s PSO, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets. Provided the Company maintains a total pool of liquid assets sufficient to meet its regulatory and contractual requirements, the Company is able to withdraw, deposit or sell its individual liquid assets at will with no prior notice, penalty or limitations.
Regulatory requirements also require MPSI to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth. As of September 30, 2008, MPSI was in compliance with regulatory requirements for all states. In July 2008, MPSI was informed by one state that it was contemplating the assessment of a fine for the period from December 31, 2007 through March 24, 2008 that MPSI was out of compliance with the tangible net worth requirement. The Company believes that any such fine will not be material to the Company’s Consolidated Financial Statements.
The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained. The following table shows the total amount of unrestricted assets at September 30, 2008 and December 31, 2007, respectively. The Company had a shortfall in its unrestricted assets at December 31, 2007 due to the decline in the fair value of its investments. See Note 4 — Investment Portfolio for further information on the fair value of the Company’s investments.

	September 30,	December 31,
(Amounts in thousands)	2008	2007

Cash and cash equivalents	$4,561,905	$1,552,949
Receivables, net	1,397,179	1,408,220
Trading investments	30,285	62,105
Available-for-sale investments	480,944	4,187,384

	6,470,313	7,210,658
Amounts restricted to cover payment service obligations	(6,101,759)	(7,762,470)

Excess (shortfall) in unrestricted assets	$368,554	$(551,812)

4. Investment Portfolio
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 3 — Unrestricted Assets. During the first quarter of 2008, the Company commenced and completed a plan to realign its investment portfolio away from asset-backed securities into highly liquid assets through the sale of a substantial portion of its available-for-sale portfolio. As a result of this realignment, substantially all of the portfolio is invested in cash and cash equivalents as of September 30, 2008. Components of our investment portfolio as of September 30, 2008 are as follows:

Fair
(Amounts in thousands)	Value

Cash	$1,954,946
Money Markets	1,369,459
Time Deposits	1,237,500

Cash and cash equivalents	4,561,905
Trading investments	30,285
Available for sale investments	480,944

Total Investment Portfolio	$5,073,134

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and clearing accounts. The Company’s money-market securities are invested in nine funds, all of which are AAA rated and are comprised of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments. The time deposits have maturities no greater than six weeks and are issued from well-established financial institutions that are rated AA as of the date of this filing.
Trading Investments — Trading investments consist of auction rate securities (“ARS”), which are publicly issued securities with long-term stated maturities for which the interest rates are reset periodically through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. At September 30, 2008, the Company holds three AA rated ARS with a fair value of $30.3 million, contractual maturities in the year 2049 and auction dates typically every 28 days. The ARS are collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days, and are insured by monolines. In addition, the terms of the ARS held by the Company significantly limit the collateral concentrations in any single issuer or industry, as well as the amount of asset-backed commercial paper.
All of the Company’s ARS have had failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue, but rather caused by a lack of liquidity in the credit markets. Under the contractual terms, the issuer of the ARS is obligated to pay penalty rates should an auction fail. In addition, the monoline insurer has the right to replace the ARS with the insurer’s preferred stock (the “preferred put option”), which would effectively convert the Company’s security into a long-term, less liquid investment. During 2008, the credit rating agencies downgraded and/or placed several monoline insurers on negative credit watch due to concerns over their capital position. A rating downgrade is viewed by the market as an indicator that it is more likely the insurer would exercise its preferred put option, and negatively impacts the fair value of ARS. As of September 30, 2008, the monoline insurers of the ARS held by the Company have not exercised their put options or indicated that they may exercise in the future. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing. Due to the failed auctions, concerns regarding the capital position of the monoline insurers and general disruption in the credit markets, the Company recorded an unrealized loss on its ARS of $4.9 million and $31.8 million in “Net securities losses” in the Consolidated Statements of (Loss) Income during the three and nine months ended September 30, 2008, respectively.
During the three months ended September 30, 2008, the Company received notice that it is eligible for a buy-back program sponsored by the trading firm that sold the Company all three of its ARS. Under this program, the Company would receive the right to sell the ARS to the trading firm at par value beginning June 30, 2010 through July 2, 2012 (the “put option”). The trading firm would maintain the right to sell the ARS at any time after the offer is accepted through July 2, 2012 and pay the Company at par value. While the Company is still evaluating whether the program is the best opportunity for the Company to liquidate its ARS, the Company expects that it will opt into the program. If the Company opts into the program, the Company would recognize an asset separate from the ARS equal to the fair value of the put option received, with a corresponding gain in the Consolidated Statements of (Loss) Income.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at September 30, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Net Average
(Amounts in thousands)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$397,440	$4,194	$(573)	$401,061	$101.63
Other asset-backed securities	39,260	12,638	—	51,898	7.11
U.S. government agencies	26,759	1,226	—	27,985	95.22

Total	$463,459	$18,058	$(573)	$480,944	$41.67

Subsequent to September 30, 2008, the Company received a $10.0 million cash payment on an asset-backed security that was previously fully impaired. This cash payment is reflected in the fair value of the security at September 30, 2008, resulting in an unrealized gain of $10.0 million.

The remaining unrealized gains on “Other asset-backed securities” are primarily due to the application of the cost recovery method of accounting, which is described in more detail below.
In connection with the Company’s realignment of its investment portfolio, five securities were reclassified that were previously included in “Residential mortgage-backed securities” to “Other asset-backed securities” during the first quarter of 2008. At September 30, 2008, these five securities had a fair value of $1.2 million and an unrealized gain of less than $0.1 million. At December 31, 2007, the Company had 81 securities of a similar nature with a fair value of $598.0 million and gross unrealized gains of $1.2 million. The classification of securities has not been revised in disclosures pertaining to December 31, 2007 as the reclassification is not representative of the Company’s view of the investment portfolio as of December 31, 2007. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2007:

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

Cost Recovery — During the second quarter of 2008, the Company began applying the cost recovery method of accounting for interest to its “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis, and treats any interest payments received as deemed recoveries of principal. Accordingly, any interest payment received reduces the book value of the related security.
When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company began applying the cost recovery method of accounting as it believes that it is probable that it will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioration in the market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
Gains, Losses and Other-Than-Temporary Impairments — At September 30, 2008, net unrealized gains of $17.5 million are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 8 — Income Taxes. At December 31, 2007, net unrealized gains of $42.6 million ($26.4 million net of tax) are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and nine months ended September 30, 2008, gains of $1.8 million and $26.6 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or pay-down of the underlying securities, compared to losses of $2.0 million and $1.7 million for the three and nine months ended September 30, 2007, respectively. Net securities (losses) gains were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2008	2007	2008	2007

Gross realized gains	$—	$1,467	$34,200	$5,396
Gross realized losses	—	—	(290,498)	(1,951)
Other-than-temporary impairments	(8,327)	(4,629)	(62,725)	(6,124)

Net securities losses from available-for-sale investments	(8,327)	(3,162)	(319,023)	(2,679)

Gross unrealized losses from trading investments	(4,926)	—	(31,821)	—

Net securities losses	$(13,253)	$(3,162)	$(350,844)	$(2,679)

In the second half of 2007, particularly in late November and December 2007, the asset-backed securities and credit markets experienced substantial deterioration due to increasing concerns over defaults on mortgages and debt in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, resulting in substantial declines in the fair value of asset-backed securities. At the same time, the rating agencies conducted expansive reviews of securities, issuing broad ratings downgrades. Under the terms of most asset-backed securities, ratings downgrades of collateral securities can reduce or eliminate the cash flows to all but the most senior investors, even if there have been no actual losses incurred by the collateral securities. Accumulating ratings downgrades began to negatively impact the Company’s securities in late November 2007.

As the Company commenced a plan to realign its portfolio during the first quarter of 2008, the Company determined that it no longer had the intent to hold substantially all of its investments classified as “Obligations of states and political subdivisions,” “Commercial mortgage-backed securities,” “Residential mortgage-backed securities,” “Other asset-backed securities,” “Corporate debt securities” and “Preferred and common stock.” The combination of deteriorating market conditions, ratings downgrades and the change in intent to hold securities resulted in the recognition of a $1.2 billion other-than-temporary impairment charge for the year ended December 31, 2007.
The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As described above, the Company also recognized a loss on its trading investments of $4.9 million and $31.8 million for the three and nine months ended September 30, 2008, respectively. Due to the classification of these investments, the unrealized gains and losses are recognized in the Company’s Consolidated Statements of (Loss) Income. As the Company no longer has the intent to hold its remaining securities classified as “Other asset-backed securities,” the Company recognized an other-than-temporary impairment charge of $8.3 million and $62.7 million for the three and nine months ended September 30, 2008, respectively. This impairment charge is the result of further deterioration in the market, continued events of defaults and accumulation of ratings downgrades during 2008.
At September 30, 2008, approximately 90 percent of the available-for-sale portfolio is invested in debentures of U.S. government agencies or securities collateralized by U.S government agency debentures. These securities have always had the implicit backing of the U.S. government. During the third quarter, the U.S. government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the U.S Treasury. The Company expects to receive full par value of the securities upon maturity or pay-down, as well as all interest payments, on these securities. The “Other asset-backed securities,” comprising 11 percent of the available-for-sale portfolio at a fair value of $51.9 million, continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.07 per dollar.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2008 and December 31, 2007 consisted of the following ratings:

	September 30, 2008			December 31, 2007
	Number of	Fair	% of Total	Number of	Fair	% of Total
(Amounts in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	43	$430,048	90%	287	$2,410,548	58%
AA	4	7,061	1%	172	944,804	22%
A	6	6,953	1%	134	668,120	16%
BBB	6	947	0%	11	41,701	1%
Below investment grade	68	35,935	8%	66	122,211	3%

Total	127	$480,944	100%	670	$4,187,384	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, the value of investments rated A or better would have been reduced by $5.4 million and $32.2 million as of September 30, 2008 and December 31, 2007, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2008
	Amortized	Fair
(Amounts in thousands)	Cost	Value

After one year through five years	$1,003	$1,024
After five years through ten years	25,756	26,961
Mortgage-backed and other asset-backed securities	436,700	452,959

Total	$463,459	$480,944

Exposure to Sub-prime Mortgages — As of September 30, 2008, the Company holds seven securities with a fair value of $3.0 million in its “Other asset-backed securities” that have direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings at purchase. Of the Company’s $3.0 million direct exposure to sub-prime mortgages, $1.3 million relates to sub-prime mortgages originated prior to 2006. As of September 30, 2008, the Company holds 59 collateralized debt obligations (“CDOs”) with a fair value of $33.0 million in its “Other asset-backed securities” which have indirect exposure to sub-prime mortgages through collateral pools that may include sub-prime mortgages of various vintages. Of this amount, $4.5 million is comprised of high grade CDOs having collateral with an A- or better average rating at purchase, while $28.6 million is comprised of mezzanine CDOs having collateral with a BBB/BBB- or better average rating at purchase.
Fair Value Determination — Following are the sources of pricing selected by the Company as a result of its valuation process as of September 30, 2008:

	September 30, 2008
	Number of	Fair	Percent of
(Amounts in thousands)	Securities	Value	Investments

Third party pricing service	50	$426,243	89%
Broker pricing	49	24,797	5%
Internal pricing	28	29,903	6%

Total	127	$480,944	100%

Assessment of Unrealized Losses — At September 30, 2008, the Company had $0.6 million of unrealized losses aged less than 12 months from its “Residential mortgage-backed securities — agencies.” At December 31, 2007, the available-for-sale investments had the following aged unrealized losses after the recognition of other-than-temporary impairment charges:

	Less than 12 months		12 months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses

Residential mortgage-backed securities — agencies	$30,720	$(502)	$153,919	$(1,668)	$184,639	$(2,170)
U.S. government agencies	—	—	111,430	(88)	111,430	(88)

Total	$30,720	$(502)	$265,349	$(1,756)	$296,069	$(2,258)

The Company has determined that the unrealized losses for both periods presented represent temporary impairments. As of September 30, 2008, no securities had unrealized losses for more than 12 months, while 20 securities had unrealized losses for more than 12 months at December 31, 2007. All securities in an unrealized loss position for both periods presented are rated AAA and either issued by U.S. government agencies or collateralized by securities issued by U.S. government agencies. The Company believes that the unrealized losses are primarily caused by changes in interest rates from the date the securities were originally issued.
5. Derivative Financial Instruments
The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt and floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with its restructuring of the official check business initiated in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customer relationships. The termination of the relationships resulted in the recognition of a $57.0 million loss on its commissions swaps during the first quarter of 2008 as the forecasted commission payments being hedged will no longer occur. This loss was recorded in “Investment commissions expense” in the Consolidated Statements of (Loss) Income. Additionally, as described in Note 12 — Debt, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the Capital Transaction. As a result, the Company recognized a $6.2 million loss on its debt interest rate swaps during the first quarter of 2008, which is recorded in “Interest expense” in the Consolidated Statements of (Loss) Income. During the second quarter of 2008, the fair value of the swaps improved from the market’s expectation of rising interest rates. As a result, the Company recognized a $29.3 million gain in “Investment commissions expense” and a $4.2 million gain in “Interest expense” during the second quarter of 2008. All swaps were terminated in June 2008 for a cash payment of $29.7 million.
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

As described in Note 9 — Mezzanine Equity, the B Stock contains a conversion option allowing the stockholder to convert the B Stock into shares of common stock. As the B Stock Certificate does not explicitly state that a net-cash settlement is not required in the event the Company has insufficient shares of common stock to effect a conversion, guidance from the Securities and Exchange Commission (the “SEC”)requires the Company to presume a net-cash settlement would be required. As a result, the conversion option met the definition of an embedded derivative requiring bifurcation and liability accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretative guidance to the extent the Company did not have sufficient shares to effect a full conversion. As of March 31, 2008 and June 30, 2008, the Company had a shortfall of committed and authorized common stock, requiring the Company to recognize an embedded derivative. The original fair value of the embedded derivative of $54.8 million at March 31, 2008 was included in the “Mezzanine equity” line in the Consolidated Balance Sheets and moved to the “Embedded derivatives in preferred stock” line in the second quarter of 2008. On August 11, 2008, the Investors and the Company formally clarified the provisions of the B Stock that the Investors may not require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the B Stock conversion option no longer meets the criteria for an embedded derivative requiring bifurcation and liability accounting treatment. Accordingly, the Company remeasured the liability through August 11, 2008 and then reversed the liability to “Additional paid-in capital” in the three months ended September 30, 2008. The increase in the fair value of the liability of $47.2 million and $16.0 million for the three and nine months ended September 30, 2008, respectively, was recognized in the “Valuation loss on embedded derivatives” line in the Consolidated Statements of (Loss) Income. No further remeasurement of the conversion option will be required; accordingly, there will be no further impact to the Company’s Consolidated Statements of (Loss) Income.
The Series B Stock also contain a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a one percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment under SFAS No. 133. The fair value of the change of control redemption option is de minimis.
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

Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value:
Cash equivalents — Cash equivalents recorded at fair value are classified as Level 1 as they are valued using unadjusted quoted market prices in active markets.
Investments — Trading and available-for-sale investments are valued using quoted market prices for identical or similar securities where possible, including broker quotations. If market quotes are not available, or broker quotes could not be corroborated by market observable data, the Company will value a security using a pricing service and externally developed cash flow models.
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
For commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, preferred stock and investments in limited partnerships, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quotation if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. If no broker quotation is available, or if such quotation cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments as of January 1, 2008 and September 30, 2008.
Derivatives — Derivatives consist of interest rate swaps, foreign currency forward contracts and embedded derivatives contained in the Series B Stock. As the Company’s derivative contracts are not exchange traded, the valuations are determined using pricing models with inputs that are observable in the market or that can be derived principally from, or corroborated by, observable market data. The Company’s derivative contracts are well-established products, allowing the use of pricing models that are widely accepted in the industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as the price of the Company’s common stock, interest rates, volatility, credit spreads and the credit quality of the counterparty. For the interest rate swaps and forward contracts, these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment and the inputs are readily observable. Accordingly, the Company has classified its interest rate swaps and forward contracts as Level 2 financial instruments. The fair value of the embedded derivatives are estimated using a partial differential equation methodology and, to the extent possible, market observable or market corroborated data. However, certain assumptions, particularly the future volatility of the Company’s common stock price, are subjective as market data is either unobservable or may not be available on a consistent basis. Given the significance of the future volatility to the fair value estimate, the Company has classified its embedded derivatives as Level 3 financial instruments.
Following are the Company’s financial instruments which are recorded at fair value by SFAS No. 157 hierarchy level as of September 30, 2008. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents” line in the Consolidated Balance Sheets as cash is not subject to fair value measurement.

	September 30, 2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,790,499	$—	$—	$2,790,499
Trading Investments (substantially restricted)	—	—	30,285	30,285
Available-for-sale investments (substantially restricted)				—
U.S. government agencies	—	27,985	—	27,985
Residential mortgage-backed securities — agencies	—	401,061	—	401,061
Other asset-backed securities	—	—	51,898	51,898

Total Financial Assets	$2,790,499	$429,046	$82,183	$3,301,728

The tables below provide a roll-forward of the financial assets and liabilities classified in Level 3 which are measured at fair value on a recurring basis.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Trading	Available for	Total	Trading	Available for	Total
	Investments	Sale Investments	Level 3	Investments	Sale Investments	Level 3
	(substantially	(substantially	Financial	(substantially	(substantially	Financial
(Amounts in thousands)	restricted)	restricted)	Assets	restricted)	restricted)	Assets

Balance at beginning of period	$35,210	$55,872	$91,082	$62,105	$2,478,832	$2,540,937
Sales and settlements	—	—	—	—	(2,355,014)	(2,355,014)
Realized losses	—	—	—	—	(13,760)	(13,760)
Principal paydowns	—	(1,588)	(1,588)	—	(4,987)	(4,987)
Other-than-temporary impairments	—	(8,328)	(8,328)	—	(62,725)	(62,725)
Unrealized gains — instruments still held at the reporting date	—	5,942	5,942	—	9,552	9,552
Unrealized losses — instruments still held at the reporting date	(4,925)	—	(4,925)	(31,820)	—	(31,820)

Balance at September 30, 2008	$30,285	$51,898	$82,183	$30,285	$51,898	$82,183

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
			Total			Total
	Embedded	Derivative	Level 3	Embedded	Derivative	Level 3
	Derivatives in	Financial	Financial	Derivatives in	Financial	Financial
(Amounts in thousands)	Preferred Stock	Instruments	Liabilities	Preferred Stock	Instruments	Liabilities

Balance at beginning of period	$23,594	$—	$23,594	$—	$28,723	$28,723
Issuance of preferred stock	—	—	—	54,797	—	54,797
Valuation losses	47,233	—	47,233	16,030	973	17,003
Cash settlement of derivatives upon termination	—	—	—	—	(29,696)	(29,696)
Reversal of liability to Additional paid-in capital (see Note 5)	(70,827)	—	(70,827)	(70,827)	—	(70,827)

Balance at September 30, 2008	$—	$—	$—	$—	$—	$—

7. Sale of Receivables
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from its money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility at its discretion. Accordingly, there is no balance of sold receivables as of September 30, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. The average receivables sold approximated $4.9 million and $365.3 million during the nine months ended September 30, 2008 and 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $0.2 million for the nine months ended September 30, 2008 and $5.9 million and $17.9 million for the three and nine months ended September 30, 2007, respectively.
8. Income Taxes
For the three and nine months ended September 30, 2008, the Company had a negative effective income tax rate of 0.2 percent and 7.3 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2008 reflects a $47.2 million and $16.0 million non-taxable unrealized loss from embedded derivatives, respectively. Additionally, the effective income tax rate for the nine months ended September 30, 2008 reflects $6.1 million of expense resulting from non-deductible severance costs for the Company’s former Chief Executive Officer recorded in the second quarter of 2008 and a deferred tax asset valuation allowance of $16.1 million relating to other-than-temporary impairment charges on securities recorded in the first quarter of 2008. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of September 30, 2008.

The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits. The Company received a federal tax refund of $24.7 million during the second quarter of 2008.
The effective income tax rate was 30.4 and 31.7 percent for the three and nine months ended September 30, 2007.
For the three and nine months ended September 30, 2008, the Company recognized $0.6 million and $1.8 million in interest and penalties for unrecognized tax benefits, compared to $1.1 million and $2.7 million for the three and nine months ended September 30, 2007, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of (Loss) Income. As of September 30, 2008 and December 31, 2007, the Company had accrued approximately $7.8 million and $6.4 million, respectively, in interest and penalties classified as “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
9. Mezzanine Equity
Preferred Stock — In connection with the Capital Transaction, the Company issued 495,000 shares of B Stock and 265,000 shares of B-1 Stock to THL and Goldman Sachs, respectively, for a purchase price of $495.0 million and $265.0 million, respectively. In addition, the Company paid $7.5 million of capitalized transaction costs relating to the issuance of the Series B Stock and the Notes through the issuance of 7,500 shares of B-1 Stock to Goldman Sachs. The B Stock and B-1 Stock are referred to collectively as the “Series B Stock.” The B Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The B-1 Stock is convertible into B Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the B-1 Stock is convertible into Series D Participating Convertible Preferred Stock (the “D Stock”), which is a non-voting common equivalent stock.
The Series B Stock pay a cash dividend of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least five years. While no dividends have been declared as of September 30, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participate in any dividends declared on the common stock on an as-converted basis.
The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of September 30, 2008, the Company believes that it is not probable that the Series B Stock will become redeemable as (a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and (b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. After the voting date, as defined in the Certificates of Designation, the B Stock will vote as a class with the common stock of the Company, and will have a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of B Stock were converted plus (ii) the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into B Stock and subsequently converted into common stock.
The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has redemption features not solely within the Company’s control. As discussed in Note 5 — Derivative Financial Instruments, the conversion feature in the B Stock and change of control redemption option contained in the Series B Stock are considered embedded derivatives which are bifurcated. The Company capitalized transaction costs totaling $37.6 million and $17.2 million relating to the issuance of the B Stock and B-1 Stock, respectively, and has recognized these costs as a reduction of “Mezzanine Equity.” As it is probable the Series B Stock will become redeemable in 2018, the Series B Stock will be accreted to its redemption value of $767.5 million plus any accumulated but unpaid dividends over a ten year period using the effective interest method.
Following is a summary of mezzanine equity activity during the nine months ended September 30, 2008:

(Amounts in thousands)	B Stock	B-1 Stock

Balance at December 31, 2007	$—	$—
Issuance of shares	495,000	272,500
Bifurcation of embedded derivative	(54,797)	—
Transaction costs related to the issuance of shares	(37,648)	(17,172)
Dividends	32,770	18,040
Accretion	4,330	862

Balance at September 30, 2008	$439,655	$274,230

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
10. Stockholders’ Deficit
Rights Agreement — As part of the Capital Transaction, the Company amended its Rights Agreement with Wells Fargo Bank, N.A. as rights agent, to exempt the issuance of securities to the Investors and their affiliates from the Rights Agreement. On November 3, 2008, the Company amended the Rights Agreement, accelerating the expiration date of the Rights Agreement to November 10, 2008.
Common Stock — Following is a summary of common stock issued and outstanding:

	September 30,	December 31,
(Amounts in thousands)	2008	2007

Common shares issued	88,556	88,556
Treasury stock	(6,000)	(5,911)
Restricted stock	(92)	(234)

Common shares outstanding	82,464	82,411

Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, the Company is limited in its ability to pay dividends on our common stock. The Company does not anticipate declaring any dividends on its common stock during the remainder of 2008.
Treasury Stock — Following is a summary of treasury stock share activity during the nine months ended September 30, 2008:

(Amounts in thousands)	Treasury Stock

Balance at December 31, 2007	5,911
Stock repurchases	—
Issuance of stock for exercise of stock options and other stock compensation activity	(21)
Shares surrendered for withholding taxes upon release or forfeiture of restricted stock	110

Balance at September 30, 2008	6,000

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” include:

	September 30,	December 31,
(Amounts in thousands)	2008	2007

Unrealized gain on securities classified as available-for-sale	$17,486	$26,418
Unrealized gain (loss) on derivative financial instruments	563	(19,345)
Cumulative foreign currency translation adjustments	3,602	2,329
Prior service cost for pension and postretirement benefits, net of tax	(304)	(603)
Unrealized losses on pension and postretirement benefits, net of tax	(31,339)	(30,514)

Accumulated other comprehensive loss	$(9,992)	$(21,715)

11. Pensions and Other Benefits
Net periodic pension benefit expense for the Company’s defined benefit pension plan and the combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007

Service cost	$328	$574	$983	$1,724
Interest cost	3,163	2,975	9,490	8,925
Expected return on plan assets	(2,569)	(2,521)	(7,706)	(7,563)
Curtailment loss	—	—	500	—
Amortization of prior service cost	106	121	818	362
Recognized net actuarial loss	658	1,057	1,971	3,170

Net periodic pension cost	$1,686	$2,206	$6,056	$6,618

On January 1, 2008, the Company adopted a change in measurement date for its defined benefit pension plan and combined SERPs and the defined benefit postretirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. The change in measurement date was adopted using the transition method of measuring its plan assets and benefit obligations as of January 1, 2008. Net periodic costs of $0.4 million for the period from the Company’s current measurement date of November 30, 2007 through January 1, 2008 were recognized as a separate adjustment to “Retained loss,” net of tax. Changes in the fair value of the plan assets and benefit obligation for this period were recognized as an adjustment of $1.5 million to the opening balance of “Accumulated other comprehensive loss” in 2008.
Benefits paid through the defined benefit pension plan and the combined SERPs were $4.2 million and $4.1 million for the three months ended September 30, 2008 and 2007, respectively, and $12.3 and $12.2 million for the nine months ended September 30, 2008 and 2007, respectively. No contributions were made to the defined benefit pension plan during the nine months ended September 30, 2008 or 2007. The Company made contributions to the combined SERPs totaling $1.0 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.
The net (gain) loss and prior service cost for the defined benefit pension plan and the combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was ($0.3) million (($0.2) million, net of tax) and less than $0.1 million (less than $0.1 million, net of tax), respectively, during the three months ended September 30, 2008 and $1.0 million ($0.6 million, net of tax) and $0.7 million ($0.5 million, net of tax), respectively, during the nine months ended September 30, 2008. This is compared to $1.1 million ($0.7 million, net of tax) and $0.1 million (less than $0.1 million, net of tax), respectively, during the three months ended September 30, 2007 and $3.2 million ($2.0 million, net of tax) and $0.4 million ($0.2 million, net of tax), respectively, during the nine months ended September 30, 2007.
During the nine months ended September 30, 2008, the Company recorded a curtailment loss of $0.5 million and prior service cost of $0.5 million under the combined SERPs related to the departure of the Company’s Chief Executive Officer and another executive officer.
Net periodic benefit expense for the Company’s defined benefit postretirement plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands)	2008	2007	2008	2007

Service cost	$136	$174	$408	$523
Interest cost	205	209	616	627
Amortization of prior service cost	(88)	(74)	(264)	(221)
Recognized net actuarial loss		23	—	68

Net periodic pension cost	$253	$332	$760	$997

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million and $0.2 million during the three and nine months ended September 30, 2008, respectively, compared to less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.
The net loss and prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the defined benefit postretirement plans were nominal during the three months ended September 30, 2008 and 2007, and zero and 0.3 million ($0.2 million, net of tax), respectively, during the nine months ended September 30, 2008. This is compared to $0.1 million (less than $0.1 million, net of tax) and $0.2 million ($0.1 million, net of tax), respectively, during the nine months ended September 30, 2007.
Contribution expense for the 401(k) defined contribution plan totaled $1.0 million and $2.9 million for the three months and nine months ended September 30, 2008, respectively, compared to $0.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively. In addition, the Company made discretionary profit sharing contributions to the 401(k) defined contribution plan totaling $2.0 million and $2.5 million during the nine months ended September 30, 2008 and 2007, respectively.

12. Debt
Following is a summary of outstanding debt as of:

	September 30, 2008		December 31, 2007
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	6.19%	$—
Senior term loan — extinguished	—		100,000	5.91%
Senior Tranche B Loan, net of unamortized discount, due 2013	233,869	7.62%	—
Senior revolving credit facility, due 2013	145,000	6.10%	245,000	5.85%
Second lien notes, due 2018	500,000	13.25%	—

Total debt	$978,869		$345,000

Senior Facility — As part of the Capital Transaction, Worldwide entered into the Senior Facility (as defined in Note 2 — Capital Transaction) of $600.0 million on March 25, 2008 with various lenders and JPMorgan, as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005. The Senior Facility is comprised of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility, each of which matures in March 2013. Tranche B was issued by the Company at a discount of 93.5 percent, or $16.3 million, which was recorded as a reduction to the carrying value of Tranche B and will be amortized over the life of the debt using the effective interest method. A portion of the proceeds from the issuance of Tranche B were used to repay $100.0 million of the revolving credit facility on March 25, 2008. As of September 30, 2008, the Company has $97.4 million of availability under the revolving credit facility.
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
On September 30, 2008, the interest rates under the Senior Facility were 6.00 percent on Tranche A, 8.75 percent on Tranche B and a weighted-average rate of 6.88 percent on the revolving credit facility. At December 31, 2007, the Senior Facility interest rate was 7.58 percent on the term loan and on $50.0 million of the outstanding revolving credit and 7.66 percent on $195.0 million of the outstanding revolving credit, exclusive of the effect of commitment fees and other costs. Amortization of the debt discount recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2008 was $0.9 million and $1.6 million, respectively.
Second Lien Notes — As part of the Capital Transaction, Worldwide issued Notes (as defined in Note 2 — Capital Transaction) of $500.0 million to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized. The Company paid the interest through September 30, 2008 and anticipates that it will continue to pay the interest on the Notes.
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
The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. At September 30, 2008, the Company is in compliance with all covenants.
Deferred Financing Costs — In connection with the waivers obtained on the Senior Facility and the 364-Day Facility during the first quarter of 2008, the Company capitalized transaction costs of $1.5 million. The Company also capitalized $19.6 million and $33.4 million of transaction costs for the amendment and restatement of the Senior Facility and the issuance of the Notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2008 were $1.8 million and $3.7 million, respectively. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company has accounted for the amendments to the Senior Facility as a debt extinguishment. As a result, in the first quarter of 2008, the Company recognized a $1.5 million debt extinguishment loss in the Consolidated Statements of (Loss) Income which reduced deferred financing costs. In addition, the Company expensed $0.4 million of unamortized deferred financing costs in connection with the termination of the 364-Day Facility in the first quarter of 2008.
Interest Paid in Cash — The Company paid $25.1 million and $57.9 million of interest on debt for the three and nine months ended September 30, 2008, respectively.
13. Acquisitions
On July 10, 2008 and July 31, 2008, MoneyGram acquired, two of its superagents in Spain, MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol S.A. (“Cambios Sol”) for purchase prices of $3.4 million and $4.5 million, respectively, including cash acquired of $1.4 million and $4.1 million, respectively. The acquisition of these two Spain-based money transfer entities provide the Company with a regulatory license and the opportunity for further network expansion and more control over marketing and promotional activities in the region. The Company incurred $0.3 million of transaction costs in connection with these acquisitions.
The preliminary purchase price allocation as of September 30, 2008 includes $4.9 million of goodwill assigned to the Company’s Global Funds Transfer segment and $0.8 million of intangible assets. The intangible assets consist primarily of agent rights, developed technology and licenses, and will be amortized over useful lives ranging from three to five years. The purchase price allocation is preliminary pending the completion of the valuation of the intangible assets. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.
14. Commitments and Contingencies
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
Federal Securities Class Actions — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. In July 2008, the four cases were consolidated into one case captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities.

ERISA Class Action — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company and its officers and directors were also parties to three stockholder lawsuits making various state-law claims. Two of these lawsuits have been dismissed. The complaint filed in Hennepin County District Court by L.A. Murphy and alleging breach fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors was dismissed with prejudice on August 14, 2008. The complaint filed in the United States District Court for the District of Minnesota by Evelyn York and alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets and unjust enrichment against the Company and various current and former officers and directors was dismissed by stipulation and with prejudice on September 17, 2008.
On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust, declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.
SEC Inquiry - As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, by letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008 and November 5, 2008, the Company received additional letters from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.
Credit Facilities — At September 30, 2008, the Company has various letters of credit and overdraft facilities to assist in the management of investments and the clearing of payment service obligations, as well as $97.4 million of availability under the Senior Facility described in Note 12 — Debt. Overdraft facilities consist of $7.6 million of letters of credit, all of which are outstanding at September 30, 2008. Letters of credit totaling $7.6 million reduce amounts available under the Senior Facility. Fees on the letters of credit are paid in accordance with the terms of the Senior Facility described in Note 12 — Debt.
Other Commitments — The Company has agreements with certain other co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2008, the total amount of unfunded commitments related to these agreements was $1.0 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payment on its debt to a bank. The term of the debt guarantee is for an indefinite period, but it is expected that the agent will pay all outstanding amounts under its debt to the bank by March 2009. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and is being amortized on a straight-line basis through March 2009. The amortization expense is recognized as part of “Transaction and operations support” expense in the Consolidated Statements of (Loss) Income.

15. Earnings per Common Share
As further described in Note 9 — Mezzanine Equity, the Company’s Series B Stock is convertible into shares of the Company’s common stock and participates in any dividends declared or other distributions made to common stockholders. Accordingly, the Company utilizes the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net (loss) income less dividends declared or accumulated on preferred stock less any preferred stock accretion. Accretion of preferred stock was recognized in the “Mezzanine equity” line in the Consolidated Balance Sheets during the first and second quarters of 2008 and moved to the “Additional paid-in capital” line in the third quarter of 2008. This change is reflected in basic and diluted earnings per share for the nine months ended September 30, 2008. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Shares in thousands)	2008	2007	2008	2007

Shares related to stock options	3,393	764	3,779	695
Shares related to restricted stock	92	244	139	253
Shares related to preferred stock	327,324	—	327,324	—
16. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. The Company has not made any elections to fair value financial assets or liabilities under SFAS No. 159 as of September 30, 2008.
In June 2007, EITF Issue No. 06-11, Accounting for Income Tax Benefits on Dividends on Share-Based Payment was issued. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123(R). The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF Issue No. 06-11 was adopted prospectively by the Company as of January 1, 2008 with no material impact on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company is currently evaluating the impact of SFAS No. 161 on its Consolidated Financial Statements.
In April 2008, the FASB approved FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company is currently evaluating the impact of FSP FAS 142-3 on its Consolidated Financial Statements.
In May 2008, the FASB approved FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that these convertible debt instruments are not addressed by Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt issues with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not anticipate that FSP APB 14-1 will have an impact on its Consolidated Financial Statements as the Company does not have any convertible debt.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.
17. Minimum Commission Guarantees
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
As of September 30, 2008, the liability for minimum commission guarantees was $1.8 million, and the maximum amount that could be paid under commission guarantees was $19.3 million over a weighted-average remaining term of 1.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. In fiscal 2007, the Company paid $0.8 million under minimum commission guarantees, or approximately 14 percent of the estimated maximum payment for the year.
18. Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Wal-Mart, accounted for 27.1 percent and 20.6 percent of the Company’s total fee and investment revenue for the three months ended September 30, 2008 and 2007, respectively, and 25.6 percent and 20.1 percent for the nine months ended September 30, 2008 and 2007, respectively. Wal-Mart accounted for 30.7 percent and 27.5 percent of the Global Funds Transfer segment fee and investment revenue for the three months ended September 30, 2008 and 2007, respectively, and 29.9 percent and 27.1 percent for the nine months ended September 30, 2008 and 2007, respectively. “Other unallocated expenses” for the nine months ended September 30, 2008 includes $17.7 million of executive severance and related costs and $7.7 million of costs relating to the Capital Transaction. The following table reconciles segment operating income to “(Loss) income before income taxes” as reported in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2008	2007	2008	2007

Revenue (losses):
Global Funds Transfer:
Money transfer, including bill payment	$260,166	$220,582	$748,766	$619,876
Retail money order	19,361	36,871	22,012	111,303

	279,527	257,453	770,778	731,179
Payment Systems:
Official check and payment processing	19,773	77,060	(175,918)	231,886
Other	5,702	6,699	13,061	21,163

	25,475	83,759	(162,857)	253,049
Other	(3)	369	228	663

Total revenue	$304,999	$341,581	$608,149	$984,891

Operating (Loss) Income:
Global Funds Transfer	$39,514	$45,798	$66,462	$124,140
Payment Systems	1,927	6,618	(309,022)	26,082

	41,441	52,416	(242,560)	150,222

Interest expense	(27,834)	(2,202)	(66,631)	(6,143)
Debt extinguishment loss	—	—	(1,499)	—
Unrealized gain on embedded derivatives	(47,233)	—	(16,030)	—
Other unallocated expenses	(4,838)	(955)	(31,439)	(2,849)

(Loss) income before income taxes	$(38,464)	$49,259	$(358,159)	$141,230

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in Thousands)	2008	2007	2008	2007

Depreciation and amortization:
Global Funds Transfer	$13,292	$12,950	$36,615	$34,481
Payment Systems	599	994	5,782	3,354

Total depreciation and amortization	$13,891	$13,944	$42,397	$37,835

Capital expenditures:
Global Funds Transfer	$9,615	$21,921	$24,100	$48,709
Payment Systems	394	1,510	2,812	4,733

Total capital expenditures	$10,009	$23,431	$26,912	$53,442

The following table presents revenue by major geographic area:

(Amounts in Thousands)	2008	2007	2008	2007

United States	$210,228	$256,663	$332,459	$756,921
Foreign	94,771	84,918	275,690	227,970

Total revenue	$304,999	$341,581	$608,149	$984,891

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
Summary
Following are significant items affecting operating results during the third quarter of 2008 as compared to the third quarter of 2007:
•	Fee and other revenue increased 18 percent to $286.0 million, driven by continued growth in money transfer (including bill payment) transaction volume. Our Global Funds Transfer segment fee and other revenue grew 18 percent in the third quarter of 2008, driven by 19 percent growth in money transfer transaction revenue and a 14 percent growth in transaction volume.

•	Investment revenue decreased $69.8 million due to lower yields earned on our realigned investment portfolio and a substantial decrease in our investment balances from the planned departure of official check financial institution customers.

•	We recorded $13.3 million of net securities losses comprised of mark-to-market losses in auction rate securities and impairments on other asset-backed securities. The recapitalization on March 25, 2008 included funds to cover these losses.

•	Total commissions expense decreased $29.0 million, or 17 percent, due to lower investment balances from the planned departure of official check financial institution customers and lower official check commission rates from repricing initiatives, partially offset by an increase in fee commissions from money transfer transaction growth.

•	Interest expense increased to $27.8 million in the third quarter of 2008 from $2.2 million in 2007 due to higher outstanding debt as a result of the recapitalization completed in March 2008.

•	Expenses included a non-cash valuation loss of $47.2 million from changes in the fair value of embedded derivatives in our Series B Stock.

•	As a result of the above items, we recognized a net loss of $38.6 million for the third quarter of 2008.
Capital Transaction
The Company completed a capital transaction on March 25, 2008 pursuant to which we received $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to our investment portfolio losses (the “Capital Transaction”). The equity component consisted of a $760.0 million private placement of participating convertible preferred stock (the “Series B Stock”). The debt component consisted of the issuance of $500.0 million of senior secured second lien notes with a ten year maturity. Additionally, we entered into a senior secured amended and restated credit agreement amending the Company’s existing $350.0 million debt facility to increase the facility by $250.0 million to a total facility size of $600.0 million. The Company has availability under the revolving facility of $97.4 million at September 30, 2008. For a description of the terms of the equity and debt components of the Capital Transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” as well as Note 9 — Mezzanine Equity and Note 12 — Debt of the Notes to Consolidated Financial Statements. The net proceeds of the Capital Transaction were invested in cash and cash equivalents to supplement our unrestricted assets.
Executive Management Changes
On June 19, 2008, the Company announced the departure of Philip W. Milne, Chairman, President and Chief Executive Officer, effective immediately. Anthony P. Ryan, Executive Vice President and Chief Operating Officer of the Company, has assumed the role of interim principal executive officer. The Company’s Board of Directors has designated a search committee and has retained an executive search firm to lead the process of identifying a new Chief Executive Officer. The Company has hired Mubashar Hameed as our new Chief Information Officer.

Table 1 — Results of Operations

	Three Months Ended		2008	2008	Nine Months Ended		2008	2008
	September 30		vs.	vs.	September 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Revenue:
Fee and other revenue	$286,021	$242,743	$43,278	18%	$830,699	$688,409	$142,290	21%
Investment revenue	32,231	102,000	(69,769)	-68%	128,294	299,161	(170,867)	-57%
Net securities losses	(13,253)	(3,162)	(10,091)	319%	(350,844)	(2,679)	(348,165)	NM

Total revenue	304,999	341,581	(36,582)	-11%	608,149	984,891	(376,742)	-38%
Fee commissions expense	131,397	105,453	25,944	25%	377,727	295,744	81,983	28%
Investment commissions expense	9,968	64,899	(54,931)	-85%	101,472	192,467	(90,995)	-47%

Total commissions expense	141,365	170,352	(28,987)	-17%	479,199	488,211	(9,012)	-2%

Net revenue	163,634	171,229	(7,595)	-4%	128,950	496,680	(367,730)	-74%

Expenses:
Compensation and benefits	53,541	49,572	3,969	8%	173,976	149,966	24,010	16%
Transaction and operations support	48,530	44,277	4,253	10%	151,894	128,129	23,765	19%
Depreciation and amortization	13,891	13,944	(53)	0%	42,397	37,835	4,562	12%
Occupancy, equipment and supplies	11,069	11,975	(906)	-8%	34,682	33,377	1,305	4%
Interest expense	27,834	2,202	25,632	1164%	66,631	6,143	60,488	985%
Valuation loss on embedded derivatives	47,233	—	47,233	NM	16,030	—	16,030	NM
Debt extinguishment loss		—	—	NM	1,499	—	1,499	NM

Total expenses	202,098	121,970	80,128	66%	487,109	355,450	131,659	37%

(Loss) income before income taxes	(38,464)	49,259	(87,723)	-178%	(358,159)	141,230	(499,389)	-354%
Income tax expense	88	14,967	(14,879)	-99%	26,087	44,740	(18,653)	-42%

Net (loss) income	$(38,552)	$34,292	$(72,844)	-212%	$(384,246)	$96,490	$(480,736)	-498%

NM = Not meaningful
For the three months ended September 30, 2008, total revenue decreased $36.6 million, or 11 percent, compared to the same period in 2007, driven by a decrease in investment revenue of $69.8 million from lower yields earned on our realigned investment portfolio and a substantial decrease in our investment balances from the planned departure of financial institution customers. These decreases were significantly offset by an increase in fee and other revenue of $43.3 million, or 18 percent, for the three months ended September 30, 2008, driven by continued growth in money transfer (including bill payment) transaction volume. We recorded $13.3 million of net securities losses comprised of $4.9 million of mark-to-market losses in auction rate securities and $8.3 million of impairments on other asset-backed securities. See “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investment Portfolio of the Notes to Consolidated Financial Statements for further information on our investments.
For the three months ended September 30, 2008, total commissions expense decreased $29.0 million, or 17 percent, compared to the same period in 2007 due to a $54.9 million decrease in investment commissions expense from a decline in the federal funds rate, lower commission rates paid due to repricing initiatives and lower investment balances for official check financial institution customers. This decrease was partially offset by $25.9 million of additional fee commissions as a result of money transfer transaction growth.
For the three months ended September 30, 2008, total expenses increased $80.1 million, or 66 percent, compared to the same period in 2007, primarily due to a valuation loss of $47.2 million and a $25.6 million increase in interest expense. The valuation loss resulted from changes in the fair value of embedded derivatives in our Series B Stock. See Note 5 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. The Company and the Investors entered into a clarifying agreement in August 2008 which caused the embedded derivative liability to be reversed to “Additional paid-in capital,” with no further requirements for remeasurement. Higher interest expense is due to higher outstanding debt as a result of the Capital Transaction, as well as higher interest rates. See Note 12 — Debt of the Notes to Consolidated Financial Statements for further information on our debt. Transaction and operations support increased $4.3 million to support the growth in the money transfer business. Compensation and benefits increased $4.0 million, primarily from $2.2 million of severance costs.
For the nine months ended September 30, 2008, total revenue decreased $376.7 million, or 38 percent, compared to the same period in 2007 due to a $348.2 million increase in net securities losses, primarily from the realignment of our investment portfolio in the first quarter of 2008.

In addition, investment revenue decreased $170.9 million, or 57 percent, compared to the same period of 2007 from lower yields earned on the realigned portfolio and a substantial decrease in our investment balances from the planned departure of official check financial institution customers. These decreases were offset by growth of $142.3 million, or 21 percent, in fee and other revenue from continued growth in money transfer transaction volume.
For the nine months ended September 30, 2008, total commissions expense decreased $9.0 million, or 2 percent, reflecting a decline in the federal funds rate, lower commission rates from repricing initiatives and lower investment balances from official check financial institution customers. These decreases were partially offset by higher fee commissions from money transfer transaction volume growth and a $27.7 million loss upon the termination of interest rate swaps related to the official check business.
For the nine months ended September 30, 2008, total expenses increased by $131.7 million, or 37 percent, compared to the same period in 2007, primarily from a $60.5 million increase in interest expense, a $24.0 million increase in compensation and benefits, a $23.8 million increase in transactions and operations support and a $16.0 million valuation loss on embedded derivatives in our Series B Stock. Transaction and operations support, which includes $7.7 million of costs that were incurred for the Capital Transaction in the first quarter of 2008, increased to support the growth in the money transfer business. Interest expense, which includes a $2.0 million loss from the termination of swaps related to debt in the second quarter of 2008, increased from higher levels of outstanding debt and higher interest rates.
A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. In the third quarter of 2008, the Euro strengthened against the U.S. Dollar. While the strong Euro benefits the internationally originated revenue in our Consolidated Statements of (Loss) Income, this benefit is significantly offset by the impact on fee commissions paid and operating expenses incurred in Euros. The impact of fluctuations in the Euro exchange rate on the Company’s consolidated net loss was a minimal benefit of approximately $2.1 million and $4.0 million for the three and nine months ended September 30, 2008, respectively.
Table 2 — Net Fee Revenue Analysis

	Three Months Ended		2008	2008	Nine Months Ended		2008	2008
	September 30		vs.	vs.	September 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Fee and other revenue	$286,021	$242,743	$43,278	18%	$830,699	$688,409	$142,290	21%
Fee commissions expense	(131,397)	(105,453)	(25,944)	25%	(377,727)	(295,744)	(81,983)	28%

Net fee revenue	$154,624	$137,290	$17,334	13%	$452,972	$392,665	$60,307	15%

Commissions as a % of fee and other revenue	45.9%	43.4%			45.5%	43.0%
Fee and other revenue consists of fees on money transfer (including bill payment), money orders and official check transactions. Fee and other revenue for the three and nine months ended September 30, 2008 increased by $43.3 million, or 18 percent, and $142.3 million, or 21 percent, respectively, compared to the same periods in 2007, primarily driven by growth in money transfer. Money transfer fee revenue grew 19 percent and 22 percent for the three and nine months ended September 30, 2008, respectively, while money transfer transaction volume increased 14 percent and 18 percent, respectively. Transaction growth resulted in incremental fee and other revenue of $37.8 million and $127.5 million for the three and nine months ended September 30, 2008, respectively, while changes in product and corridor mix increased our revenue by $2.5 million and $12.0 million, respectively. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased total fee and other revenue by $7.8 million and $25.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Historically, the performance of the global remittance industry has been resilient during economic softness as money transfers are deemed essential to many. However, given the global economic uncertainty, we have less visibility to the future and believe growth rates could be impacted by slowing economic conditions. In addition, bill payment products may not be as resilient as money transfers given the more discretionary nature of items paid for by consumers using these products.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. During the three and nine months ended September 30, 2008, fee commissions expense increased $25.9 million, or 25 percent, and $82.0 million, or 28 percent, respectively, over the same periods in 2007. Higher money transfer transaction volumes increased fee commissions expense by $15.2 million and $55.6 million for the three and nine months ended September 30, 2008, respectively, while higher average commissions per transaction, primarily from Wal-Mart Stores, Inc (“Wal-Mart”), increased commissions by $4.5 million and $12.7 million, respectively. Amortization of signing bonuses increased $4.0 million and $8.5 million for the three and nine month periods ended September 30, 2008, respectively. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased fee commissions expense by $3.5 million and $13.5 million for the three and nine months ended September 30, 2008, respectively.

Net fee revenue increased 13 percent and 15 percent for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Net fee revenue growth is lower than fee and other revenue growth as fee commissions expense increased at a faster pace than revenue, primarily from higher commissions rates and amortization of signing bonuses.
Table 3 — Net Investment Revenue Analysis

	Three Months Ended		2008	2008	Nine Months Ended		2008	2008
	September 30		vs.	vs.	September 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Components of net investment revenue:
Investment revenue	$32,231	$102,000	$(69,769)	-68%	$128,294	$299,161	$(170,867)	-57%
Investment commissions expense (1)	(9,968)	(64,899)	54,931	-85%	(101,472)	(192,467)	90,995	-47%

Net investment revenue (loss)	$22,263	$37,101	$(14,838)	-40%	$26,822	$106,694	$(79,872)	-75%

Average balances:
Cash equivalents and investments	$4,911,380	$6,304,433	$(1,393,053)	-22%	$4,968,988	$6,265,515	$(1,296,527)	-21%
Payment service obligations (2)	3,689,868	4,788,379	$(1,098,511)	-23%	4,126,310	4,747,844	$(621,534)	-13%

Average yields earned and rates paid (3):
Investment yield	2.61%	6.42%		-3.81%	3.45%	6.38%		-2.93%
Investment commission rate	1.07%	5.38%		-4.30%	3.28%	5.42%		-2.14%
Net investment margin	1.80%	2.33%		-0.52%	0.72%	2.28%		-1.55%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution, as well as costs associated with swaps and the sale of receivables program.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($356.3 million for the three months ended September 30, 2007, and $4.9 million and $365.3 million for the nine months ended September 30, 2008 and 2007, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue decreased $69.8 million, or 68 percent, and $170.9 million, or 57 percent, in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to lower yields earned from the realignment of our investment portfolio away from asset-backed securities into highly liquid assets, the decrease in our investment balances from the planned termination of official check financial institution customers and the termination of our sale of receivables program. The realigned portfolio is now comprised primarily of cash equivalents and government and government agency securities.
Investment commissions expense decreased $54.9 million, or 85 percent, and $91.0 million, or 47 percent, in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to the decline in the federal funds rate, lower commission rates from repricing initiatives and lower investment balances as discussed above. In connection with the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customers. Additionally, in June 2008, we terminated swaps related to the commissions payable in the official check business, resulting in a net loss of $27.7 million for the nine months ended September 30, 2008. See Note 5 – Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. With the restructuring of the official check business, repricing initiatives and lower federal funds rates, we expect to see the lower investment commissions expense continue for the remainder of 2008.
Net investment revenue decreased 40 percent for the three months ended September 30, 2008, and 75 percent for the nine months ended September 30, 2008, compared to the same periods in 2007, reflecting the decline in yields, average investment balances and the loss on swaps, partially offset by the reduction of our commision rates in the second quarter of 2008. Barring any significant variance in the federal funds rate, we anticipate that our net investment margin in the future will be consistent with the results experienced in the third quarter of 2008.

Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended		2008	Nine Months Ended		2008
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Gross realized gains	$—	$1,467	$(1,467)	$34,200	$5,396	$28,804
Gross realized losses		—	—	(290,498)	(1,951)	(288,547)
Other-than-temporary impairments	(8,327)	(4,629)	(3,698)	(62,725)	(6,124)	(56,601)

Losses from available-for-sale investments	(8,327)	(3,162)	(5,165)	(319,023)	(2,679)	(316,344)

Unrealized losses from trading investments	(4,926)	—	(4,926)	(31,821)	—	(31,821)

Net securities losses	$(13,253)	$(3,162)	$(10,091)	$(350,844)	$(2,679)	$(348,165)

Net securities losses for the three months ended September 30, 2008 reflect $8.3 million of other-than-temporary impairments on our other asset-backed securities and $4.9 million of unrealized losses from our auction rate securities. Net securities losses for the nine months ended September 30, 2008 reflect $256.3 million of net losses from the sale of investments in connection with the repositioning of the investment portfolio, $62.7 million of other-than-temporary impairments on our other asset backed securities and $31.8 million of unrealized losses from our auction rate securities. The losses are the result of continued deterioration in the mortgage markets, as well as increasing illiquidity and uncertainty in the broader markets.
The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion. The $256.3 million net loss realized on the sale is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. See Note 4 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further discussion on the repositioning of our investment portfolio.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $4.0 million, or 8 percent, for the three months ended September 30, 2008, compared to the same period in 2007, primarily from increased salaries and benefits and $2.2 million of severance costs. Salaries and benefits increased $2.4 million from higher headcount to support the growth in the money transfer business. These increases were partially offset by a $0.8 million decline in executive benefits. Stock-based compensation decreased $0.5 million as no new awards were granted in 2008. Compensation and benefits increased $24.0 million, or 16 percent, for the nine months ended September 30, 2008 compared to the same period in 2007, primarily from higher headcount and $16.5 million of severance costs for the Company’s former CEO, partially offset by lower incentive compensation. Salaries and benefits increased $9.4 million due to increased headcount supporting the growth in the money transfer business. Incentive compensation decreased $4.0 million from the decline in the Company’s stock price and lower stock-based compensation, partially offset by an increase in accruals for annual incentives from a higher headcount and meeting a higher target threshold than the prior year. While the Company has extended its annual incentive program to its employees, no long-term incentive plans have been offered by the Company as of September 30, 2008. Stock-based compensation expense decreased $2.3 million as no new awards were granted in 2008 and certain awards were forfeited upon termination. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $0.9 million and $3.6 million for the three and nine months ended September 30, 2008.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased $4.3 million, or 10 percent, and $23.8 million, or 19 percent, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Marketing costs were flat for the three months ended September 30, 2008, while they increased $4.2 million for the nine months ended September 30, 2008 due to an increase in agent locations and a new marketing campaign initiated early in the year to enhance our brand positioning. Professional fees, including legal fees, and consultant fees increased $0.9 million and $9.5 million for the three and nine months ended September 30, 2008, respectively, for costs related to the Capital Transaction and restructuring of the official check business. Professional fees, including legal fees, consultant fees, third-party processing fees and credit service fees increased $2.8 million and $2.9 million for the three and nine months ended September, 30, 2008, respectively, for costs relating to the normal course of business. Our provision for loss decreased $1.4 million for the three months ended September 30, 2008, reflecting the recovery of an account previously written off. Provision for loss was flat for the nine months ended September 30, 2008 as the third quarter recovery was offset by the expected increases in potentially uncollectible receivables from agent growth. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased transaction and operations support by approximately $0.8 million and $2.9 million for the three and nine months ended September 30, 2008, respectively.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of our intangible assets. Depreciation and amortization expense was flat for the three months ended September 30, 2008 as several large capital expenditures made in prior years were fully depreciated by the end of the second quarter of 2008. Increases in depreciation expense for agent equipment and signage of $0.5 million and higher amortization of leasehold improvements of $0.2 million were offset by a decrease in depreciation of $0.9 million as certain projects for our investment in computer hardware and capitalized software were fully depreciated. For the nine months ended September 30, 2008, depreciation and amortization increased $4.6 million, or 12 percent, compared to the same period in 2007. Our investment in agent equipment and signage increased depreciation expense by $2.8 million, while our investment in computer hardware and capitalized software to enhance our support functions increased depreciation expense by $0.6 million. Amortization of leasehold improvements increased by $0.6 million. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased depreciation and amortization by approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively.
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
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense decreased $0.9 million, or 8 percent, for the three months ended September 30, 2008 due to a decline in freight and delivery expenses from the timing of shipments related to the roll out of new agents. Occupancy, equipment and supplies expenses increased $1.3 million, or 4 percent, for the nine months ended September 30, 2008, compared to the same period in 2007 from higher rent, software maintenance and higher building operating costs and taxes, partially offset by lower freight and supplies expense. Office rent increased $1.2 million for the nine months ended September 30, 2008 compared to 2007 due to expansion of our retail locations. Software maintenance expense increased $0.8 million for the nine months ended September 30, 2008 primarily from purchased licenses to support our growth. Additionally, for the nine months ended September 30, 2008, disposal of fixed assets, building operating costs and higher property taxes increased our expenses by $0.7 million. Partially offsetting these increases is a $1.7 million decline in freight and supplies expense due to lower shipments related to our roll out of agents.
Interest expense — Interest expense increased to $27.8 million and $66.6 in the three and nine months ended September 30, 2008, respectively, compared to $2.2 million and $6.1 million for the same periods in 2007. This increase is due to higher outstanding debt resulting from the Capital Transaction and higher interest rates. For the nine months ended September 30, 2008, the increase was offset by a $2.2 million net gain recorded relating to the termination of swaps in the second quarter of 2008. See Note 5 – Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. We expect our interest expense to be approximately $29.0 million for the fourth quarter of 2008, using the interest rates in effect at September 30, 2008 and assuming that we continue to pay all interest in cash.
Income taxes — For the three and nine months ended September 30, 2008, the Company had a negative effective income tax rate of 0.2 percent and 7.3 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2008 reflects a $47.2 million and $16.0 million non-taxable unrealized loss from embedded derivatives, respectively. Additionally, the effective income tax rate for the nine months ended September 30, 2008 reflects $6.1 million of expense resulting from non-deductible severance costs for our former CEO recorded in the second quarter of 2008 and a deferred tax asset valuation allowance of $16.1 million relating to other-than-temporary impairment charges on securities recorded in the first quarter of 2008. Due to the amount and characterization of losses, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized as of September 30, 2008. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits.
The effective income tax rate was 30.4 and 31.7 percent for the three and nine months ended September 30, 2007.
Acquisitions
On July 10, 2008 and July 31, 2008, MoneyGram acquired, two of its superagents in Spain, MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol S.A. (“Cambios Sol”) for purchase prices of $3.4 million and $4.5 million, respectively, including cash acquired of $1.4 million and $4.1 million, respectively. The acquisition of these two Spain-based money transfer entities provide the Company with a regulatory license and the opportunity for further network expansion and more control over marketing and promotional activities in the region. The Company incurred $0.3 million of transaction costs in connection with these acquisitions.
The preliminary purchase price allocation as of September 30, 2008 includes $4.9 million of goodwill assigned to the Company’s Global Funds Transfer segment and $0.8 million of intangible assets. The intangible assets consist primarily of agent rights, developed technology and licenses, and will be amortized over useful lives ranging from three to five years. The purchase price allocation is preliminary pending the completion of the valuation of the intangible assets. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

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
Table 5 — Segment Information

	Three Months Ended		2008	Nine Months Ended		2008
	September 30		vs.	September 30		vs.
(Amounts in Thousands)	2008	2007	2007	2008	2007	2007

Operating income (loss):
Global Funds Transfer	$39,514	$45,798	$(6,284)	$66,462	$124,140	$(57,678)
Payment Systems	1,927	6,618	(4,691)	(309,022)	26,082	(335,104)

Total segment operating income (loss)	41,441	52,416	(10,975)	(242,560)	150,222	(392,782)
Interest expense	27,834	2,202	25,632	66,631	6,143	60,488
Debt extinguishment loss	—	—	—	1,499	—	1,499
Unrealized loss on embedded derivatives	47,233	—	47,233	16,030	—	16,030
Other unallocated expenses	4,838	955	3,883	31,439	2,849	28,590

(Loss) income before income taxes	$(38,464)	$49,259	$(87,723)	$(358,159)	$141,230	$(499,389)

Table 6 — Global Funds Transfer Segment

	Three Months Ended		2008	2008	Nine Months Ended		2008	2008
	September 30		vs.	vs.	September 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Money Transfer (including Bill Payment)
Fee and other revenue	$259,952	$219,234	$40,718	19%	$751,552	$616,011	$135,541	22%
Investment revenue	373	1,376	(1,003)	-73%	1,454	3,889	(2,435)	-63%
Net securities losses	(159)	(28)	(131)	468%	(4,240)	(24)	(4,216)	NM

Total Money Transfer revenue (including Bill Payment)	260,166	220,582	$39,584	18%	748,766	619,876	$128,890	21%
Retail Money Order and other
Fee and other revenue	16,203	14,366	1,837	13%	49,862	44,150	5,712	13%
Investment revenue	5,049	23,347	(18,298)	-78%	18,919	67,763	(48,844)	-72%
Net securities losses	(1,891)	(842)	(1,049)	125%	(46,769)	(610)	(46,159)	NM

Total Retail Money Order and other revenue	19,361	36,871	(17,510)	-47%	22,012	111,303	(89,291)	-80%
Total Global Funds Transfer revenue
Fee and other revenue	276,155	233,600	42,555	18%	801,414	660,161	141,253	21%
Investment revenue	5,422	24,723	(19,301)	-78%	20,373	71,652	(51,279)	-72%
Net securities losses	(2,050)	(870)	(1,180)	136%	(51,009)	(634)	(50,375)	NM

Total Global Funds Transfer revenue	279,527	257,453	22,074	9%	770,778	731,179	39,599	5%

Commissions expense	(130,731)	(110,422)	(20,309)	18%	(375,845)	(310,680)	(65,165)	21%

Net revenue	$148,796	$147,031	$1,765	1%	$394,933	$420,499	$(25,566)	-6%

Operating income	$39,514	$45,798	$(6,284)	-14%	$66,462	$124,140	$(57,678)	-46%
Operating margin	14.1%	17.8%			8.6%	17.0%

NM = Not meaningful
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers, as well as fees on retail money orders and bill payment products, investment revenue and securities gains and losses. Total revenue increased $22.1 million, or 9 percent, and $39.6 million, or 5 percent, for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These increases reflect the higher fee and other revenue of 18 percent and 21 percent for the three and nine months ended September 30, 2008, respectively, driven by the growth in money transfer (including bill payment). Investment revenue decreased for the three and nine months ended September 30, 2008, due to the lower yields earned and the substantial decrease in our investment balances from the realignment of the investment portfolio away from asset-backed securities into highly liquid assets. For the nine months ended September 30, 2008, net securities losses recorded on our investment portfolio and allocated to this segment increased by $50.4 million. See further discussion of the losses in “Liquidity and Capital Resources — Impact of Credit Market Disruption” and Note 4 — Investment Portfolio of the Notes to Consolidated Financial Statements.
Money transfer fee and other revenue (including bill payment) grew $40.7 million, or 19 percent, and $135.5 million, or 22 percent, while money transfer transaction volume increased 14 percent and 18 percent for the three and nine months ended September 30, 2008, respectively, as a result of our network expansion and targeted pricing initiatives. The higher growth in money transfer fee revenue (including bill payment) over transaction volume is due to changes in corridor mix, product mix (money transfer versus bill payment) and the Euro exchange rate. Transaction growth resulted in incremental fee and other revenue of $37.8 million and $127.5 million, for the three and nine months ended September 30, 2008, respectively, while changes in corridor mix and product mix resulted in incremental revenue of $2.5 million and $12.0 million for the three and nine months ended September 30, 2008, respectively. Historically, the performance of the global remittance industry has been resilient during economic softness as money transfers are deemed essential to many. However, given the global economic uncertainty, we have less visibility to the future and believe growth rates could be impacted by slowing economic conditions. In addition, bill payment products may not be as resilient as money transfers given the more discretionary nature of items paid for by consumers using these products.
Our domestic originated transactions (including bill payment), which contribute lower revenue per transaction, increased 16 percent and 21 percent in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Internationally originated transactions (outside of North America) increased 15 percent and 22 percent in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Transaction volume to Mexico decreased 1 percent and grew 2 percent for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, reflecting slowing growth from the economic conditions in the U.S. housing market and immigration concerns. Mexico represented 9 percent of our total transactions for each of the three and nine months ended September 30, 2008. The growth in money transfer reflects our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition supported by targeted marketing efforts. The money transfer agent base expanded 17 percent to approximately 162,000 locations in the third quarter of 2008 compared to the same period in 2007, primarily in the international markets.

At September 30, 2008, money transfer agents are located in the following geographic regions: 48,400 locations in Western Europe and the Middle East; 35,500 locations in North America; 23,900 locations in Latin America (including 11,400 locations in Mexico); 18,500 locations in Eastern Europe; 14,400 locations in Asia Pacific; 15,200 locations in the Indian subcontinent; and 6,100 locations in Africa.
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
Fee and other revenue for retail money order and other products increased 13 percent for each of the three and nine months ended September 30, 2008, primarily due to the acquisition of PropertyBridge, Inc. in October 2007, partially offset by a decline in fee and other revenue for retail money order. While retail money order volumes declined five percent during, both the three and nine months ended September 30, 2008, retail money order fee and other revenue only declined three percent and one percent, respectively, due to non-volume based revenue. We have implemented the first phase of a repricing initiative and are reviewing the risk versus reward for our money order only customers. Although we expect fees to increase with repricing initiatives, we expect declines in money order revenue and volume from attrition of money order customers related to these initiatives, as well as an overall decrease in paper-based transactions. We expect retail money order volume declines to be higher in the fourth quarter of 2008; however, retail money order fee and other revenue should decline at a lesser rate due to non-volume based revenue.
Investment revenue in Global Funds Transfer decreased 78 percent and 72 percent for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to the lower yields earned and the substantial decrease in our investment balances from the realignment of the investment portfolio. Net securities losses in the three and nine months ended September 30, 2008 reflect the $2.1 million and $51.0 million, respectively, of realized losses and other-than-temporary impairments that were recorded on our investment portfolio and allocated to this segment. See Note 4 — Investment Portfolio of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service for the third quarter of 2008. Prior to this, commissions expense also included costs associated with the sale of receivables program, which was terminated in January 2008. Commissions expense for the three and nine months ended September 30, 2008 increased 18 percent and 21 percent, respectively, compared to the same periods in 2007, primarily driven by higher money transfer transaction volume, higher commission rates, amortization of signing bonuses and increases in the Euro exchange rate. Higher money transfer transaction volumes increased fee commissions expense by $15.2 million and $55.6 million for the three and nine months ended September 30, 2008, respectively, while higher average commissions per transaction, primarily from Wal-Mart, increased commissions by $4.5 million and $12.7 million in the three and nine months ended September 30, 2008, respectively. The extension of the term of the current agreement with our largest agent, Wal-Mart, through January 2013 includes certain commission increases during the term of the contract. The Wal-Mart commission rate increased one percent effective March 25, 2008, but is not scheduled to increase again until 2011. Commissions expense in 2008 also benefited from terminating the sale of receivable program, as commissions expense included $17.0 million of expense related to the program for the nine months ended September 30, 2007, while minimal expense was incurred for 2008 prior to the termination of the program.
Operating income of $39.5 million and operating margin of 14.1 percent for the three months ended September 30, 2008 decreased from operating income of $45.8 million and operating margin of 17.8 percent for the same period in 2007, while operating income of $66.5 million and operating margin of 8.6 percent for the nine months ended September 30, 2008 decreased from operating income of $124.1 million and 17.0 percent for the same period in 2007. These declines reflect the decrease in investment revenue and net securities losses that were recorded on our investment portfolio and allocated to this segment as discussed above. The decrease in operating income and operating margin were partially offset by the strong growth in money transfer as discussed above.

Table 7 — Payment Systems Segment

	Three Months Ended		2008	2008	Nine Months Ended		2008	2008
	September 30		vs.	vs.	September 30		vs.	vs.
(Amounts in Thousands)	2008	2007	2007	2007	2008	2007	2007	2007

Official check and payment processing revenue (losses)
Fee and other revenue	$4,436	$3,383	$1,053	31%	$12,547	$10,023	$2,524	25%
Investment revenue	26,348	76,072	(49,724)	-65%	106,133	223,881	(117,748)	-53%
Net securities (losses) gains	(11,011)	(2,394)	(8,617)	360%	(294,598)	(2,018)	(292,580)	NM

Total official check and payment processing revenue (losses)	19,773	77,061	(57,288)	-74%	(175,918)	231,886	(407,804)	NM
Other revenue
Fee and other revenue	5,433	5,594	(161)	-3%	16,442	17,734	(1,292)	-7%
Investment revenue	461	1,137	(676)	-59%	1,856	3,456	(1,600)	-46%
Net securities losses	(192)	(33)	(159)	482%	(5,237)	(27)	(5,210)	NM

Total other revenue	5,702	6,698	(996)	-15%	13,061	21,163	(8,102)	-38%
Total Payment Systems revenue (losses)
Fee and other revenue	9,869	8,977	892	10%	28,989	27,757	1,232	4%
Investment revenue	26,809	77,209	(50,400)	-65%	107,989	227,337	(119,348)	-52%
Net securities losses	(11,203)	(2,427)	(8,776)	362%	(299,835)	(2,045)	(297,790)	NM

Total Payment Systems revenue (losses)	25,475	83,759	(58,284)	-70%	(162,857)	253,049	(415,906)	-164%

Commissions expense	(10,635)	(59,930)	49,295	-82%	(103,354)	(177,532)	74,178	-42%

Net revenue (loss)	$14,840	$23,829	$(8,989)	-38%	$(266,211)	$75,517	$(341,728)	-453%

Operating income (loss)	$1,927	$6,618	$(4,691)	-71%	$(309,022)	$26,082	$(335,104)	NM
Operating margin	7.6%	7.9%			NM	10.3%

Taxable equivalent basis (1):
Revenue (losses)	$25,475	$87,526	$(62,051)	-71%	$(161,764)	$265,103	$(426,867)	NM
Commissions expense	(10,635)	(59,930)	49,295	-82%	(103,354)	(177,532)	74,178	-42%
Operating income (loss)	1,927	10,386	(8,459)	-81%	(307,930)	38,136	(346,066)	NM
Operating margin	7.6%	11.9%			NM	14.4%

Average yields earned and rates paid (2)	:
Investment yield	2.64%	6.27%	-3.63%		3.47%	6.24%	-2.77%
Investment commission rate	1.07%	4.91%	-3.83%		3.28%	4.94%	-1.66%
Net investment margin	1.66%	1.46%	0.21%		0.21%	1.42%	-1.20%

NM = Not meaningful

(1)	The taxable equivalent basis numbers were used by the Company’s management, and management believes they were useful to investors, to evaluate the effect of tax-exempt securities on the Payment Systems segment and on the Company’s effective tax rate prior to realigning our investment portfolio. As of June 30, 2008, we no longer have tax-exempt investments. The tax-exempt investments in the investment portfolio had lower pre-tax yields, but produced higher income on an after-tax basis than comparable taxable investments. As income taxes are not allocated to the Company’s operating segments, the effect of tax-exempt securities on the Payment Systems segment is not apparent in measures presented under GAAP. Accordingly, an adjustment is made to present revenue and operating income resulting from amounts invested in tax-exempt securities on a taxable equivalent basis. The adjustment is calculated using a 35 percent tax rate applied to interest income from tax-exempt securities. There is no adjustment for the third quarter of 2008, as the Company does not hold tax-exempt investments as of September 30, 2008. The adjustment is $3.8 million for the third quarter of 2007 and $1.1 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively. The presentation of taxable equivalent basis numbers is supplemental to results presented under GAAP and may not be comparable to similarly titled measures used by other companies. These non-GAAP measures should be used in addition to, but not as a substitute for, measures presented under GAAP.

(2)	The “Investment yield” is calculated by dividing investment revenue by average invested funds and the “Investment commission rate” is calculated by dividing investment commissions expense by average payment service obligations. The “Net investment margin” is calculated by dividing net investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. Not all of the components of these calculations are shown in this table.

Total revenue for the Payment Systems segment includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue decreased $58.3 million, or 70 percent, for the three months ended September 30, 2008, compared to the same period in 2007, reflecting a 65 percent decrease in investment revenue due to lower yields earned and the substantial decrease in our investment balances as well as net securities losses recorded on our investment portfolio and allocated to this segment. For the nine months ended September 30, 2008, total revenue decreased $415.9 million to a loss of $162.9 million and reflected the net securities losses of $299.8 million that were recorded on our investment portfolio and allocated to this segment. Investment revenue also declined 52 percent on a year-to-date basis compared to the same period in 2007. See Note 4 — Investment Portfolio of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Impact of Credit Market Disruption” for further information on our investments. Fee and other revenue increased 10 percent and 4 percent for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 reflecting the restructuring of the official check business as discussed below.
In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships, which will enable us to continue to provide these services to small and mid-sized financial institutions. As of September 30, 2008, we have termination agreements with the majority of our top ten financial institution customers. We anticipate that most of the balances associated with these institutions will run-off over the next 9 to 15 months. At the end of April 2008, the Company sent out letters repricing the commission rate paid to the majority of its other official check financial institution customers. The new lower commission rates went into effect for most of our customers on June 1, 2008 with the remainder on July 1, 2008 and results in an average payout rate of the federal funds rate less approximately 85 basis points. We cannot predict the level of terminations by our financial institution customers as a result of our repricing initiatives, but to date we have not seen a significant amount of departures.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices for the third quarter of 2008. Prior to this, commissions expense also included costs associated with swaps. The swaps were terminated in the second quarter of 2008. Commissions expense decreased $49.3 million and $74.2 million in the three and nine months ended September 30, 2007 and 2008, respectively, compared to the same periods in 2007, primarily from declines in the federal funds rate, repricing initiatives, as well as lower investment balances from the planned departure of financial institution customers. The decrease for the nine months ended September 30, 2008 was partially offset by a $27.7 million loss from the termination of the official check commission swaps.
Operating income (loss) for the three and nine months ended September 30, 2008 was $1.9 million and ($309.0) million, respectively, primarily resulting from the net securities losses recorded on our investment portfolio and allocated to this segment. The net investment margin for the three months ended September 30, 2008 of 1.66 percent is up 20 basis points. The increase is reflective of the lower investment yields, which were more than offset by the decrease in commissions expense due to declines in the federal funds rate and effects of the repricing initiatives. In a declining federal funds rate environment, our net investment margin will typically benefit, while an increasing rate environment will typically have a negative impact on the margin. While we expect the net investment margin to continue to have a favorable benefit in the fourth quarter of 2008 from the lower federal funds rate, there can be no certainty given the volatility of interest rates in the current economic environment.
Liquidity and Capital Resources
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
Liquidity
We utilize our cash and cash equivalents as the main tools to manage our daily operating liquidity needs. Our operating liquidity needs relate to the monies required to settle our payment instruments on a daily basis and fund the routine operating activities of the business. On a daily basis, we move on average over $1.0 billion to settle our payment instruments and make related settlements with our agents and financial institutions. We receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of the Company’s ability to move monies on a global and timely basis. The relationships with these clearing banks and cash management banks are a critical component of the Company’s ability to move monies on a global and timely basis. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts. Three banks that clear official checks for us gave notice that they will not renew their clearing agreements when those agreements expire in mid 2009. We are in the process of negotiating with one of the three banks to extend their agreement beyond mid 2009 to allow for a more orderly transition, but such an extension is likely to be for only three months. The loss of our clearing arrangements with these three clearing banks is not expected to have an adverse effect on our official check business as we continue to have good relationships with other banks. One clearing bank extended their agreement with us for a five year period during the third quarter of 2008.

Another large bank has agreed to significantly increase its clearing activity for us. For the clearing of money orders, we rely primarily on one clearing bank and we maintain a strong relationship with that bank. We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services to move customer funds and make agent payments. There are a limited number of international cash management banks with a network large enough to manage our entire agent base. In the first half of 2008, our current international cash management bank informed us of their intent to terminate our relationship. This bank has indicated its willingness to continue the relationship while we seek a new bank. We are currently in the process of negotiating for a new primary international cash management banking relationship and anticipate the completion of this process in late 2008 to early 2009. Should we not be successful in establishing a relationship with one of the large international cash management banks, the Company would be required to establish a network of cash management banks. While this would not impact the timing of settling money transfers with the consumer, it could alter the pattern of settlement with our agents. Altering the pattern of settlement could result in our agent receivables and agent payables being outstanding for one to two days longer than the current pattern.
We rely on the funds from on-going sales of payment instruments and portfolio cash flows to settle our payment service obligations (“PSO”) as they are presented. In simple terms, the face amount of an instrument sold today is used to settle the face amount of an instrument sold yesterday. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the net cash inflow days, excess cash is reinvested in cash equivalents. This pattern of cash flows allows us to settle our payment instruments without the need for short-term financing or divesting from our long-term portfolio. If sales of new payment instruments declined faster than the settlement of outstanding instruments, the Company would need to utilize its short-term portfolio to fund the settlement of payment instruments, and in a worst case scenario, would need to sell from its long-term portfolio. The Company keeps a significant portion of its portfolio in short-term liquid securities and maintains a cushion of unrestricted assets as described in more detail below.
Portfolio and fee revenue cash flows provide the funds for commission payments to our agents and financial institutions, as well as our operating and capital expenditure cash needs. Substantially all of our commission payments and a significant amount of our operating expenses are tied to transaction volumes. If transaction volumes and the related fee revenue declined, the Company’s commission payment needs would decline approximately in tandem. Operating expenses would also decline, but not at the same rate or in the same amount as fee revenue.
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and PSO related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the PSO. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold nine percent of our $5.1 billion portfolio as of September 30, 2008. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of the official check business, we expect the SPEs to gradually decline as a percent of our portfolio as the related financial institutions roll-off over the next 9 to 15 months.
Contractual and Regulatory Capital
We use investments and credit facilities to manage our capital needs deriving from contractual and regulatory requirements. Due to the continuous nature of the sales and settlement of our payment instruments described above, we are able to invest in securities with a longer term than the average life of our payment instruments to provide for long-term capital needs. We strive to have cash, cash equivalents, receivables and investments in excess of our PSO in an amount which allows us to maintain compliance with all contractual and regulatory requirements during normal fluctuations in the value of our assets and liabilities. We refer to this excess as our unrestricted assets. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements.
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
In addition, through our wholly owned subsidiary and licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), the Company is regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory PSO measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our unrestricted assets measure. The regulatory PSO measure varies by state, but in all cases is substantially lower than our PSO as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for PSO resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million. As of September 30, 2008, we had excess assets over the regulatory PSO (“cushion”) under our most restrictive state of $1.4 billion; all other states had substantially higher cushions. As of September 30, 2008, the Company was in compliance with all regulatory capital requirements for all states.
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
Table 8 — Unrestricted Assets

	September 30,	June 30,	March 31,	December 31,
(Amounts in Thousands)	2008	2008	2008	2007

Cash and cash equivalents	$4,561,905	$4,486,064	$4,654,341	$1,552,949
Receivables, net	1,397,179	1,959,438	1,783,241	1,408,220
Trading investments	30,285	35,210	56,413	62,105
Available for sale investments	480,944	504,404	541,053	4,187,384

	6,470,313	6,985,116	7,035,048	7,210,658
Amounts restricted to cover payment service obligations	(6,101,759)	(6,636,557)	(6,656,163)	(7,762,470)

Excess (shortfall) in unrestricted assets	$368,554	$348,559	$378,885	$(551,812)

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
We completed a plan during the first quarter of 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of our available-for-sale portfolio. As a result of this plan, we sold securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. As we no longer have the intent to hold the investments classified in “Other asset-backed securities,” we recognized an other-than-temporary impairment charge of $8.3 million and $62.7 million during the three and nine months ended September 30, 2008. The other-than-temporary impairment charge is the result of further deterioration in the mortgage markets, as well as increasing illiquidity and uncertainty in the broader markets
On March 25, 2008, we completed the Capital Transaction, pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, as described below, to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses. The net proceeds of the Capital Transaction were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility. The equity component of the Capital Transaction consisted of the private placement of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock (the “B Stock”) and shares of non-voting Series B-1 Participating Convertible Preferred Stock (the “B-1 Stock” and collectively, the “Series B Stock”) to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and collectively, the “Investors”) for an aggregate purchase price of $760.5 million. After the issuance of the Series B Stock, the Investors have an equity interest of approximately 79 percent. See Note 9 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for further information regarding the Series B Stock. Through September 30, 2008, we elected to accrue rather than pay the dividends on the Series B Stock.

As part of the Capital Transaction, our wholly-owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated our prior facility and added an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan. In addition, our wholly owned subsidiary Worldwide issued $500.0 million of senior secured second lien notes (the “Notes”) to Goldman Sachs, which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior to March 25, 2011, we have the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable. The Company paid the interest through September 30, 2008 and anticipates that it will continue to pay the interest under this option. See Note 12 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Senior Facility and Notes. The Company paid a total of $25.1 million and $51.8 million of interest for both the Senior Facility and the Notes during the three and nine months ended September 30, 2008, respectively.
In the third quarter of 2008, there were significant developments in the credit markets and financial services industry. The U.S. government and its agencies intervened in the markets in an unprecedented manner, arranging mergers and acquisitions of troubled investment firms, investing directly in one of the largest insurance companies, passing the Emergency Economic Stabilization Act of 2008, which provides the U.S. Treasury with the authority to acquire up to $700.0 billion of troubled securities and capitalize troubled financial institutions, taking over The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”) and providing these agencies with unlimited credit at the U.S. Treasury. As of the date of this filing, these actions have not yet driven measurable improvements in the credit markets and economy. Financial institutions continue to significantly restrict lending activities, making it difficult for businesses of all sizes to find financing sources and raise capital if needed.
As of the date of this filing, we do not anticipate that the credit markets will improve in the short-term and could deteriorate further. However, with the realignment of our portfolio, and the Capital Transaction, we believe that we are positioned to minimize any further adverse impacts from the credit market disruption. In addition, the capital raised by the Company in the Capital Transaction assumed a zero value for the auction rate and asset-backed securities that were not sold. Accordingly, further unrealized losses and impairments on these securities are already funded and would not cause the Company to seek additional capital or financing, and we have no plans to draw upon the availability under the Senior Facility for this purpose. As a result of the recapitalization and realignment of the portfolio, we believe that we have sufficient cushion in our unrestricted assets to absorb any further declines in our investment portfolio while maintaining compliance with all debt, regulatory and clearing agreement covenants and requirements. As we do not use our available-for-sale and trading investments for liquidity purposes, we do not anticipate any adverse impact to our liquidity from a continued credit market disruption.
In the third quarter of 2008, the Company received notice that it is eligible for a buy-back program related to all three of its auction rate securities. Under this program, the Company would receive the right to sell the ARS to the original trading firm at par value beginning in June 30, 2010 through July 2, 2012 (the “put option”). The trading firm would maintain the right to sell the ARS at any time after the offer is accepted through July 2, 2012 and pay the Company at par value. While the Company is still evaluating whether the program is the best opportunity for the Company to liquidate its auction rate securities, the Company expects that it will opt into the program. While the Company would not be able to liquidate its auction rate securities until June 2010, opting into the program would prevent the Company from realizing any further losses on these securities subject to the credit worthiness of the issuer. As the program is separate from the auction rate security itself, opting into the program would not necessarily result in an increase in the fair value of the auction rate security. Rather, the Company would recognize an asset separate from the auction rate securities equal to the fair value of the put option received, with a corresponding gain in the Consolidated Statements of (Loss) Income.
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
Included in the Series B Stock described above are conversion and change of control redemption options which are considered embedded derivatives that must be bifurcated and accounted for at fair value separately from the Series B Stock. The fair value of these embedded derivatives was remeasured each period, with changes recognized in the Consolidated Statements of (Loss) Income. The changes in fair value are principally driven by movements in the price of our common stock, the volatility of our common stock and credit spreads, and should generally move directionally with changes in the price of our common stock. Any changes in the fair value of the embedded derivatives are non-cash gains (losses) which do not impact the liquidity of the Company or contractual and regulatory measures or requirements. In August 2008, the Investors and the Company entered into an agreement that explicitly clarifies that the Investors may not require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the Series B Stock conversion option no longer meets the criteria for an embedded derivative requiring liability accounting treatment. As a result of this agreement, the related liability was reversed to “Additional paid-in capital” in the third quarter of 2008 and no further remeasurement will be required. See Note 5 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the embedded derivatives.

Impact on Contractual and Regulatory Capital — During the first quarter of 2008, we were out of compliance with certain state regulatory requirements, including minimum net worth and tangible net worth requirements. In July 2008, we received notice from one state that it is contemplating the assessment of a fine for the period of non-compliance. We believe the amount of this fine would not be material to the Consolidated Financial Statements. While we have not received notice from any other regulators, they reserve the right to take action in the future and could impose fines and penalties related to the compliance failure. With the completion of the Capital Transaction, as of September 30, 2008, we continue to be in compliance with all regulatory requirements for all states. We received waivers of default through May 1, 2008 from both the clearing bank and our lenders through amendments to their respective agreements. These waivers were superseded by amendments to these agreements made in conjunction with the Capital Transaction.
Impact on Liquidity — We have agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, due to concerns over the impact of the market disruption on the Company. Additionally, we have revised the funding arrangements with a few agents, including changes to their remittance patterns, pre-funding by the Company and, in one case, creating a trust for the benefit of the agent’s consumers. These changes have altered our total liquidity needs and changed the timing of cash inflows and outflows. It is possible that clearing banks will require advance funding or other security, or even terminate their relationships with us. We believe the requests for amendments to agent agreements will decrease as a result of the Capital Transaction.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about our contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,801,253	$109,325	$216,896	$677,651	$797,381
Operating leases	47,420	10,849	17,926	10,066	8,579
Other obligations	1,002	1,002	—	—	—

Total contractual cash obligations	$1,849,675	$121,176	$234,822	$687,717	$805,960

Debt consists of principal amounts outstanding under the Senior Facility and the Notes at September 30, 2008, as well as related interest payments. Interest payments on the Senior Facility are based on a floating interest rate indexed to the Eurodollar rate. For disclosure purposes, the interest rate for future periods has been assumed to be the rates in effect on September 30, 2008. The interest expense on the Notes is payable quarterly at a rate of 13.25 percent. The Company can elect to not pay the interest when due, but if so elected, the interest rate increases to 15.25 percent. The Company has paid the interest payments due on the Notes and Table 9 assumes that the Company will continue to pay interest as due. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to limited partnership interests included in our investment portfolio.
The Company has the following commitments that are not included in Table 9:
•	The Series B Stock has a cash dividend rate of ten percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. For the quarter ended September 30, 2008, the Company elected to accrue the dividends as accumulated and unpaid dividends. At this time, the Company expects that dividends will be accrued and not paid in cash. While no dividends have been declared as of September 30, 2008, the Company has accrued dividends of $50.8 million as accumulated and unpaid dividends which are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

•	The Company has a funded, noncontributory pension plan. Our funding policy is to contribute at least the minimum contribution required by applicable regulations. There are no required contributions for the funded pension plan in 2008 and no contributions were made during the nine months ended September 30, 2008. The Company also has certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2008, we paid benefits totaling $1.1 million and $3.1 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.2 million for the remainder of 2008.

•	As of September 30, 2008, the liability for unrecognized tax benefits is $30.4 million.

•	In limited circumstances, the Company may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2008, the minimum commission guarantees had a maximum payment of $19.3 million over a weighted-average remaining term of 1.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of September 30, 2008, the liability for minimum commission guarantees is $1.8 million.
Analysis of Cash Flows
Table 10 — Cash Flows Used In Operating Activities

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Amounts in Thousands)	2008	2007	Change	2008	2007	Change

Net (loss) income	$(38,552)	$34,292	$(72,844)	$(384,246)	$96,490	$(480,736)
Total adjustments to reconcile net income	83,808	25,101	58,707	427,460	64,381	363,079

Net cash provided by operating activities before changes in payment service assets and obligations	45,256	59,393	(14,137)	43,214	160,871	(117,657)

Change in cash and cash equivalents (substantially restricted)	(75,840)	(161,391)	85,551	(3,008,925)	(166,296)	(2,842,629)
Change in trading investments, net (substantially restricted)	—	58,900	(58,900)	—	83,200	(83,200)
Change in receivables, net (substantially restricted)	558,617	55,140	503,477	1,889	34,439	(32,550)
Change in payment service obligations	(534,813)	(304,142)	(230,671)	(1,660,726)	(302,396)	(1,358,330)

Net change in payment service assets and obligations	(52,036)	(351,493)	299,457	(4,667,762)	(351,053)	(4,316,709)

Net cash used in operating activities	$(6,780)	$(292,100)	$285,320	$(4,624,548)	$(190,182)	$(4,434,366)

Operating activities used net cash of $6.8 million and $4.6 billion during the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, the use of cash is primarily related to the payment of $25.1 million of interest expense. These expenditures were offset by proceeds of $19.5 million from maturities of available-for sale investments which was reinvested in cash equivalents. For the nine months ended September 30, 2008, the Company also used $4.7 billion of proceeds from the sale and normal maturity of available-for-sale securities and the Capital Transaction to invest in cash equivalents and settle payment service obligations with departing official check financial institution customers. The remaining uses of cash are due to normal operating activities.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Amounts in Thousands)	2008	2007	Change	2008	2007	Change

Net investment activity	$19,507	$131,431	$(111,924)	$3,361,614	$99,358	$3,262,256
Purchases of property and equipment	(9,232)	(23,431)	14,199	(26,669)	(53,442)	26,773
Cash paid for acquisitions, net of cash acquired	(2,870)	—	(2,870)	(2,870)	(1,116)	(1,754)

Net cash provided by investing activities	$7,405	$108,000	$(100,595)	$3,332,075	$44,800	$3,287,275

Investing activities provided cash of $7.4 million and $3.3 billion for the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, investing activities consist of the receipt of proceeds from the normal maturity of available-for-sale investments of $19.5 million, capital expenditures of $9.2 million and $2.9 million for the acquisition of two of our superagents in Spain, MoneyCard and Cambios Sol to expand our network for the Global Funds Transfer segment. See Note 13 – Acquisitions of the Notes to Consolidated Financial Statements for further discussion of these two acquisitions. For the nine months ended September 30, 2008, investing activities relate primarily to $2.9 billion of proceeds from the realignment of the investment portfolio, $465.6 million of proceeds from the normal maturity of available-for-sale investments, capital expenditures of $26.7 million and the acquisitions.

Table 12 — Cash Flows Provided by (Used in) Financing Activities

	Three Months Ended			Nine Months Ended
	September 30			September 30
(Amounts in Thousands)	2008	2007	Change	2008	2007	Change

Net proceeds from the issuance of debt	$—	$—	$—	$685,945	$—	$685,945
Payment on debt	(625)	—	(625)	(101,250)	—	(101,250)
Net change on credit facilities	—	197,000	(197,000)	—	197,000	(197,000)
Net proceeds from the issuance of preferred stock	—	—	—	707,778	—	707,778
Proceeds and tax benefit from exercise of share-based compensation	—	3,736	(3,736)	—	6,867	(6,867)
Purchase of treasury stock	—	(12,482)	12,482	—	(45,992)	45,992
Cash dividends paid	—	(4,154)	4,154	—	(12,493)	12,493

Net cash (used in ) provided by financing activities	$(625)	$184,100	$(184,725)	$1,292,473	$145,382	$1,147,091

Financing activities used $0.6 million during the three months ended September 30, 2008 for the quarterly payment on Tranche B of the Senior Facility. For the nine months ended September 30, 2008, financing activities generated $1.5 billion of cash from the Capital Transaction and used cash of $101.3 million to make payments on the Senior Facility and pay transaction costs of $100.0 million.
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
Off-Balance Sheet Arrangements
The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. In December 2007, the Company decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, the Company terminated the facility and there is no balance of sold receivables as of September 30, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. Average receivables sold were $356.3 million and $365.3 million for the three and nine months ended September 30, 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $0.2 million in the first quarter of 2008 compared to $ 5.9 million and $17.9 million for the three and nine months ended September 30, 2007, respectively.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of the Company’s financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. With the exception of the change in the measurement date of our benefit plans in connection with the adoption of the measurement date portion of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans , there were no changes to our critical accounting policies during the nine months ended September 30, 2008. The measurement date for our benefit plans was changed from November 30 to December 31 of each year. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements
See Note 16 — Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements.
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
▪	Substantial Dividend and Debt Service Obligations. Our substantial dividend and debt service obligations and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.
▪	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the Capital Transaction, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.
▪	Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.
▪	Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.
▪	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.
▪	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.
▪	Realignment of our Investment Portfolio. We may be unable to operate our official check and money order businesses as profitably as a result of the realignment of our investment portfolio
▪	Interest Rate Fluctuations. Our investment revenue and investment margin may be negatively affected by fluctuations in interest rates.
▪	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines or penalties.
▪	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.
▪	Loss of Key Employees. We may be unable to attract and retain key employees.
▪	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.
▪	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.
▪	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.
▪	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.
▪	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

▪	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.
▪	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.
▪	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.
▪	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.
▪	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.
▪	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.
▪	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.
▪	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that our important to our business.
▪	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.
▪	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.
▪	Change of Control Restrictions. An Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.
▪	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.
▪	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.
▪	Inability to use Form S-3. We are currently unable to use the short-form Registration Statement on Form S-3 to register securities with the SEC which could increase the time and resources necessary to raise capital.
▪	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
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
The Company uses Value-at-Risk (“VAR”) modeling and income statement simulation analysis for measuring and analyzing consolidated interest rate risk. These analytical tools use a number of assumptions including prepayments, interest rates, volatility and spreads. The VAR model and income statement simulation analyses are risk analysis tools and do not purport to represent actual losses that will be incurred by the Company. While we believe that these assumptions are reasonable, different assumptions could produce materially different estimates. We performed our VAR analysis and income statement simulation analysis taking into account the Capital Transaction, the Payment Systems strategy and the portfolio realignment.
VAR is a risk assessment methodology that estimates the potential decline in the value of a security or group of securities under various market conditions. VAR quantifies the change in market value due to changes in volatility, interest rates and spread over a one month horizon given a 95 percent level of confidence. The Company utilizes VAR to quantify the potential decline in the fair value of its “U.S. government agencies” and “Residential mortgage-backed – agencies securities.” The Company uses a Monte Carlo model to develop the interest rate paths, volatility and spread assumptions based on the preceding years’ market data. The Company does not include its interest-bearing cash and cash equivalents as the interest rates earned on these securities are not tied to an index. Given the U.S. government agency based collateral of our money market investments and the high credit rating of the banks holding our cash and cash equivalents, the Company believes there is a low risk that the value of these securities would decline. Effective with the March 31, 2008 reporting period, the Company does not include its “Other asset-backed securities” in its VAR analysis as interest rate risk is no longer a significant factor in evaluating potential declines in the value of these securities. At September 30, 2008, the Company’s “Other asset-backed securities” are priced on average at seven cents on the dollar for a combined fair value of $51.9 million. While the Company does believe its “Other asset-backed securities” are at a high risk of further decline, the Capital Transaction completed on March 25, 2008 included funds to cover all losses on these securities. For further information on the Company’s “Other asset-backed securities” and cash and cash equivalents, refer to Part I, Item 1, Note 4 — Investment Portfolio.

The VAR at September 30, 2008 is $8.0 million given a 95 percent confidence level and a one-month time horizon. Accordingly, there is a five percent chance the decline in the fair value of “U.S. government agencies” and “Residential mortgage-backed – agencies securities” over the next month will exceed $8.0 million. Given the nature of these securities, such a decline in value would be a temporary loss in the Company’s capital (unrestricted assets) and would not negatively impact the liquidity or investment revenue of the Company.
The income statement simulation analysis incorporates substantially all of the Company’s interest rate sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Components of our pre-tax income which are interest rate sensitive include “Investment revenue,” “Investment commissions expense” from commissions paid to Official Check financial institution customers and “Interest expense.” On average, our Official Check commission rate is based on the effective federal funds rate less 85 basis points. In September 2008, the federal funds rate declined to unprecedented lows, causing the commission rate owed to our Official Check financial institution customers to be at or below zero percent. As a result of the current federal funds rate environment, the outcome of the income statement simulation analysis on “Investment commissions expense” in a declining rate scenario is not meaningful as the Company has no downside risk. In the current federal funds rate environment, the worst case scenario is that the Company would not owe any commissions to its financial institution customers as the commission rate would decline to zero or become negative. Accordingly, the Company has not presented the impact of the simulation in a declining rate environment for “Investment commissions expense.” The following table summarizes the changes to affected components of the income statement under various scenarios.
Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Interest income	$(17,331)	$(15,533)	$(10,990)	$10,914	$21,782	$43,407
Percent change	-23.1%	-20.7%	-14.6%	14.5%	29.0%	57.9%
Investment commissions expense	NM	NM	NM	$(1,906)	$(7,784)	$(21,207)
Percent change	NM	NM	NM	-24.9%	-101.7%	-277.2%
Interest expense	$5,098	$2,548	$1,274	$(1,271)	$(2,543)	$(5,084)
Percent change	4.6%	2.3%	1.2%	-1.1%	-2.3%	-4.6%
Pre-tax income from continuing operations	NM	NM	NM	$7,737	$11,455	$17,116
Percent change	NM	NM	NM	17.9%	26.5%	39.6%
NM = Not meaningful
As described above, in a declining federal funds rate environment, we typically recognize a benefit to our pre-tax income; conversely, a rising rate environment can have a negative impact on our pre-tax income. This is due to the lag between the repricing of our investment portfolio and the change in the commission rate, with the investment portfolio repricing more slowly than the commission rate. The above sensitivity analysis does not factor this lag into the model due to the staggered maturities of the portfolio. As a result, the benefit to pre-tax income in a rising rate environment will be something less than the amounts shown in Table 13.
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Federal Securities Class Actions — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company and certain of its officers and directors are parties to four class action cases in the United States District Court for the District of Minnesota. In July 2008, the four cases were consolidated into one case captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities.

ERISA Class Action — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, on April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.
Stockholder Derivative Claims — As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, the Company and its officers and directors were also parties to three stockholder lawsuits making various state-law claims. Two of these lawsuits have been dismissed. The complaint filed in Hennepin County District Court by L.A. Murphy and alleging breach fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors was dismissed with prejudice on August 14, 2008. The complaint filed in the United States District Court for the District of Minnesota by Evelyn York and alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets and unjust enrichment against the Company and various current and former officers and directors was dismissed by stipulation and with prejudice on September 17, 2008.
On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust, declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.
SEC Inquiry - As previously discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, by letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008 and November 5, 2008, the Company received additional letters from the SEC requesting certain information. We are cooperating with the SEC on a voluntary basis.
ITEM 1A. RISK FACTORS
Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.
RISK FACTORS
The substantial dividends payable on our newly issued preferred stock and our increased debt service, together with significant debt covenant requirements, could impair our financial condition and adversely affect our ability to operate and grow our business.
On March 25, 2008, we closed a transaction with affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs”) (collectively, the “Investors”) pursuant to which we received a substantial infusion of both equity and debt capital (the “Capital Transaction”). The equity component consisted of the sale of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock to THL (the “B Stock”) and non-voting Series B-1 Participating Convertible Preferred Stock to Goldman Sachs (the “B-1 Stock”) (collectively, the “Series B Stock”) for an aggregate purchase price of $760.0 million. In addition, Goldman Sachs provided debt financing of $500.0 million at an annual interest rate of 13.25 percent, which increases to a rate of 15.25 percent if interest is accrued. This debt is non-redeemable for five years, except with substantial premiums, and thus we have only a limited opportunity to refinance this debt to obtain more favorable terms. In addition, the Company has secured additional term debt of $250.0 million under an amendment and restatement of our existing credit facility.

As a result of the Capital Transaction, we are highly leveraged and have substantial dividend and debt service obligations. Our indebtedness and dividends payable on the Series B Stock could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:
•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted, and no such dividends are contemplated in the foreseeable future;

•	our debt agreements contain financial and restrictive covenants which significantly impact our ability to operate our business and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	our substantial leverage could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures.
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
The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent. Dividends payable on the Series B Stock have been accrued since inception and are expected to be accrued and not be paid in cash for approximately five years, which will substantially increase the ownership interest of the Investors and dilute the interests of the common stockholders.
The B Stock initially has voting rights equivalent to 9.9 percent of the outstanding common shares on a fully converted basis. Upon receipt of all regulatory approvals, or upon receipt of notification from THL, the holders of the B Stock will attain full voting rights. At that time, the holders of the B Stock will vote as a class with the common stock, and will have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of B Stock were converted into common stock plus the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into Series D Participating Convertible Preferred Stock (“D Stock”) and subsequently converted into common stock. As a result, the Investors collectively are able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of the Investors will coincide with the interests of other holders of our common stock.
In view of their significant ownership stake in the Company, the Investors have appointed two members and two observers to our Board of Directors. The size of our Board has also been reduced to six members three of which are independent. One board position is currently vacant. We are required under the terms of the Capital Transaction to seek to amend our Certificate of Incorporation, including the filing of a proxy statement with the SEC and use our best efforts to solicit proxies in favor of such amendment, which would grant directors appointed by the Investors voting rights proportionate to their ownership interest calculated on a fully converted basis. In addition, the Investors have the ability, at their discretion, to appoint the number of directors proportionate to their common stock ownership, calculated on a fully-converted basis, as well as to the proportionate committee membership, subject to certain limitations.
Financial market disruptions could adversely affect our business, financial condition and results of operations.
The global capital and credit markets are experiencing unprecedented volatility and disruption. As a result, we may face certain risks in connection with these events. In particular:

•	We may be unable to access or liquidate short-term investments, including those held in money market funds that we need to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.
•	Banks upon which we rely to conduct our official check, money order and money transfer businesses could fail. This could lead to our inability to access funds and/or to credit losses for us and could adversely impact our ability to conduct our official check, money order and money transfer businesses.
•	Our revolving credit facility with a consortium of banks is one source of funding for corporate transactions and liquidity needs. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions such as acquisitions could be adversely affected.
•	We may be unable to borrow from financial institutions or institutional investors on favorable terms which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.
If current levels of market disruption and volatility continue or worsen, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
A deterioration in economic conditions, in both the United States and global markets, could adversely affect our business, financial condition and results of operations.
Our money transfer business relies in part on the number and size of consumer transactions as well as international migration patterns. Consumer transactions and migration patterns are affected by, among other things, the availability of job opportunities and overall economic conditions. Our customers tend to have job opportunities in industries such as construction, manufacturing and retail that may be more significantly impacted by deteriorating economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business which could adversely affect our results of operations.
Our agents or billers may have reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Our billers may have fewer customers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such the as automobile, mortgage and retail industries.
If general market softness in the United States or other national economies important to the Company’s business were to continue for an extended period of time or deteriorate further, the Company’s results of operations could be adversely impacted. Additionally, if our consumer transactions decline or migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response which could adversely affect our results of operations.
A material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
The money transfer business relies in part on migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. The continued deterioration in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the United States or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our results of operations.
If we lose key customers or are unable to maintain our Global Funds Transfer agent or biller networks, our business and results of operations could be adversely affected.
Revenue from our money transfer and urgent bill payment services is derived from transactions conducted through our retail agent and biller networks. The reputational damage to our brand as a result of the events leading to the Capital Transaction may make it harder for us to retain existing agents or billers or to develop new agent or biller relationships. Many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this agent base to decline. We may not be able to retain all of our current retail agents or billers for other reasons, as the competition for retail agents and billers is intense. If agents or billers decide to leave our Global Funds Transfer network, or if we are unable to sign new agents or billers to our network, our revenue would decline.

As a result of the events leading to the Capital Transaction, a small number of key agents have asked for certain funding arrangements and special remittance patterns for their benefit, which arrangements negatively impact our liquidity. Larger agents and billers in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development, equipment and capital necessary to meet these demands could require substantial expenditures and there can be no assurance that we will have the available capital after paying dividends to the Investors and servicing our debt, or that we will be allowed to make such expenditures under the terms of our debt agreements. If we were unable to meet these demands, we could lose customers and our business and results of operations would be adversely affected.
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
We are in the process of evaluating the profitability and credit risk of our money order agents and will be terminating certain of these agents at the conclusion of their contracts. We are also repricing many of our money order agents to increase fees they pay to us which may cause us to lose money order agents. We therefore anticipate a reduction in money order transaction volume which could adversely affect our results of operations.
We may be unable to operate our official check and money order businesses as profitably in past years as a result of the realignment of our investment portfolio.
Our revenues in the official check business are generated primarily by the investment of funds we receive from the sale of official checks. In turn, we pay commissions to our official check financial institution customers based on the outstanding balance produced by that customer’s sale of official checks, calculated at a rate based on short-term financial indices, such as the federal funds rate. In the past our investments included long-term and medium-term fixed income securities, a portion of which were asset-backed securities. We have realigned our investment portfolio to focus on highly liquid, short-term securities that produce a lower rate of return. The success of our official check business is dependent on our ability to pay reduced commissions to our official check financial customers so we can continue to generate a profit. We have reduced the commissions we pay to our official check financial institution customers, and there can be no assurance that we will retain those official check financial institution customers that we wish to retain. Notwithstanding the realignment of our investment portfolio, fluctuations in interest rates will affect the value and amount of revenue produced by our investment portfolio and the amount of commissions that we pay our official check financial institution customers. There can be no assurance that interest rate fluctuation in our investments will align with the commission rates we pay to our official check financial institution customers.
Earnings in our money order business are generated in part by the investment of funds we receive from the sale of money orders. As a result of the realignment of our investment portfolio, we earn a lower rate of return on the investment of funds we receive from the sale of money orders. The continued success of our money order business is dependent on our ability to increase money order fees paid to us by our agents. We are in the process of repricing certain money order agents to increase our fees. There can be no assurance that we will successfully reprice our money order agents and retain those agents that we wish to retain.
Litigation or investigations involving MoneyGram or our agents, which could result in material settlements, fines or penalties, may adversely affect our business, financial condition and results of operations.
We received a notice from the SEC that it is conducting an informal, non-public inquiry of our financial statements, reporting and disclosures related to our investment portfolio and offers and negotiations to sell the Company or our assets. While the SEC’s notice states that it has not determined that any violations of the securities laws have occurred, there can be no assurance of the outcome of the investigation. We are also currently the subject of stockholder litigation, including securities class action lawsuits which have now been consolidated and one lawsuit under ERISA. While we believe the suits are without merit and intend to vigorously defend against such claims, the outcome of the lawsuits cannot be predicted at this time. The cost to address the SEC inquiry and defend the stockholder and ERISA litigation could be substantial, regardless of the outcome.
Regulatory and judicial proceedings, including risks associated with the SEC inquiry, our failure to comply with certain state regulatory requirements for a brief period of time prior to the Capital Transaction and potential adverse developments in connection with ongoing stockholder litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services.
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

An inability of the Company or its agents to maintain adequate banking relationships may adversely affect our business, financial condition and results of operations.
We rely on domestic and international banks for international cash management, ACH and wire transfer services to pay money transfers and settle with our agents. We also rely on domestic banks to provide clearing, processing and settlement functions for our paper-based instruments, including official checks and money orders. The Company’s relationships with these banks are a critical component of our ability to conduct our official check, money order and money transfer businesses. An inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our official check, money order and money transfer businesses could adversely affect our business, results of operations and financial condition. There can be no assurance that the Company will be able to establish and maintain adequate banking relationships.
Three of our eight official check clearing banks have chosen not to renew their clearing agreements with us. Other clearing banks have sought advance funding or other financial arrangements in order to continue providing clearing services to us. While the loss of our clearing arrangements with these three clearing banks is not expected to have an adverse effect on our official check business, we may experience increased costs or significant disruption of our business if we lose additional clearing bank relationships and are unable to establish additional clearing bank relationships.
We recently received notice that our primary international bank is seeking to reduce its relationship with us. We are in the process of negotiating for a new primary international banking relationship for cash management, ACH and wire transfer services. Should we not be successful in establishing a relationship with one of the limited number of large international banks that provide these services, we would be required to establish a global network of banks to provide us with these services. This could alter the pattern of settlement with our agents and result in our agent receivables and agent payables being outstanding for longer periods than the current remittance schedule thereby adversely impacting our cash flow and revenue. Maintaining a global network of banks may also increase our overall costs for banking services.
We and our agents are considered Money Service Businesses in the United States under the Bank Secrecy Act. The federal banking regulators are increasingly taking the stance that Money Service Businesses, as a class, are high risk. As a result, several financial institutions, which look to the federal regulators for guidance, have terminated their banking relationships with some of our agents. If our agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services which could adversely affect our results of operations.
Loss of key employees could have a material adverse effect on our business, financial condition and results of operations.
Our success depends to a large extent upon the continued services of our executive management team and other key employees. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. There are no assurances that we will be able to retain key employees or attract other skilled personnel in the future.
Failure to maintain sufficient capital could adversely affect our business, financial condition and results of operations.
If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. We may not be able to meet new capital requirements introduced or required by our regulators such as those that will result from implementation of the recently-adopted European Union Payment Services Directive. While we received substantial new capital in conjunction with the Capital Transaction, there can be no assurance that we will not need additional capital in the future. Given the leveraged nature of the Company and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to additional capital. Failure to have such access could materially impact our business, financial condition and results of operations.
We face credit risks from our retail agents and official check financial institution customers which may increase during an economic downturn.
The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of September 30, 2008, we had a credit exposure to our agents of $649.0 million in the aggregate and spread across over 17,000 agents, of which two owed us in excess of $15.0 million each.
Our Payment Systems segment is conducted through financial institutions. Our official check financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. MoneyGram is liable for payment on all of those instruments except cashier’s checks. As of September 30, 2008, we had a credit exposure to our official check financial institution customers of approximately $632.0 million in the aggregate spread across 616 financial institutions, of which six owed us in excess of $15.0 million each.
We monitor the creditworthiness of our agents and official check financial institution customers on an ongoing basis. Given the unprecedented volatility in global financial markets and the rapid occurrence of negative economic events, the models and approaches we use to assess and monitor agent and official check financial institution customer creditworthiness may become less predictive, and we may be unable detect and take steps to timely mitigate an increased credit risk.
An economic downturn could result in greater credit losses than we have experienced in the past, particularly if agents or official check financial institution customers suffer a downturn in their businesses, whether or not directly related to our business. In the event of an agent bankruptcy or the failure of an official check financial institution customer, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery. It is unclear whether and to what extent regulatory actions or programs, including the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (“TLGP”), which is optional for financial institutions, might mitigate credit losses from official check financial institution customers.
We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, results of operations and financial condition.

We face fraud risks that may increase as a result of an economic downturn and that could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraud and identity theft. As we make more of our services available over the Internet, we subject ourselves to new types of consumer fraud risk because requirements relating to customer authentication are more complex with Internet services. Certain former retail agents have also engaged in fraud against us, and existing agents could engage in fraud against us. We use a variety of tools to protect us against fraud; however, these tools may not always be successful.
It is possible that negative economic conditions would result in increased agent or consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.
If we fail to successfully develop and timely introduce new and enhanced products and services or we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer electronic payment mechanisms, including Internet-based and cellular phone payment services, that could be substituted for traditional forms of payment, such as the money order, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and ramp up similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Additionally, we may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. Investments in new technologies and infrastructure and strategic alliances are inherently risky and we cannot guarantee that such investments will be successful or will not have a material adverse effect on our business, financial condition and results of operations.
If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced products and services, or if we are unable to avoid infringing on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.
The MoneyGram® brand is important to our business. We utilize trademark registrations in various countries and other tools to protect our brand. Our business would be harmed if we were unable to adequately protect our brand, and the value of our brand were to decrease as a result.
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend any such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against an intellectual property infringement action could harm our business and prospects.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.
The industries in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. With respect to our money transfer, urgent bill payment and money order businesses, our primary competition comes from Western Union, which has substantially greater transaction volume than we do. Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. We cannot anticipate every effect that actions taken by Western Union will have on our business, or the money transfer and bill payment industry in general.
Money transfer, money order and bill payment services within our Global Funds Transfer segment compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. In addition to Western Union, the U.S. Postal Service is a large competitor with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select send and receive corridors. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services. Competitors of PropertyBridge, Inc., our wholly owned subsidiary, include the providers of electronic bill payment services discussed above, as well as companies focusing solely on the rent payment vertical, companies focusing on multiple payment verticals, including rent payments, and providers of property management software.
Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. One large financial institution has recently begun to offer official check outsourcing services to other financial institutions. Other financial institutions could offer competing official check outsourcing services to our existing and prospective official check customers.
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
Our business is subject to a wide range of laws and regulations which vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, and the requirements of the Office of Foreign Assets Control (“OFAC”), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. Additionally, we are subject to the anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, currency control regulations, escheat laws, laws covering consumer privacy, data protection and information security and consumer disclosure and consumer protection laws. Many of the laws to which we are subject, including the recent Payment Services Directive adopted by the European Union, are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Compliance with laws and regulations implementing the Payment Services Directive is likely to increase our costs of operations in the European Union countries and may disrupt our business as we develop new business and compliance models.
Any intentional or negligent violation of the laws and regulations set forth above by us could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. Regulators in the United States and other jurisdictions are showing a greater inclination than they have in the past to hold money services businesses like ours to higher standards of agent training and monitoring for possible violations of laws and regulations by agents. Our systems, employees and processes may not be sufficient to detect and prevent an intentional or negligent violation of the laws and regulations set forth above by our agents which could also lead to us being subject to significant fines or penalties. In addition to those direct costs, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and brands and result in diminished revenue and profit and increased operating costs.
In connection with the Capital Transaction, we recognized significant losses in our investment portfolio. As a result, we were not in compliance for a brief period of time with the minimum net worth requirements of the states in which we are licensed to conduct our money transfer and other payment services businesses, as well as certain other requirements of one state. This failure to meet minimum net worth or other requirements may result in certain states imposing fines and other penalties in the future.
Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements may occur which could increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete and have an adverse effect on our results of operations. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely effect our ability to distribute our services and the cost of providing such services, both by us and our agents. Many of our high volume agents are in the check cashing industry. Any regulatory action that adversely affects check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
Our business is particularly dependent on the efficient and uninterrupted operation of our computer network systems and data centers.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of the money that is remitted to us and that is used to clear payment instruments or complete money transfers. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner.

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
We have recently opened several Company-owned retail locations for the sale of our products and services. Operating these retail locations presents new risks for us. After substantial capital investment in such retail locations it is uncertain how these locations will be accepted in the market and how quickly transaction volume will increase to offset our investment. We may be subject to additional laws and regulations that are triggered by our ownership of the retail locations and our employment of the individuals staffing the retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and risks associated with long-term lease obligations and employee matters.
We have recently acquired and are in the process of integrating two of our former superagents in Spain. Additionally, we may, from time to time, acquire or start up businesses both inside and outside of the United States. The acquisition and integration of businesses, involve a number of risks. We may not be able to successfully integrate any businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from opening retail locations or acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.
There are a number of risks associated with our international sales and operations that could adversely affect our business.
We provide money transfer services between and among more than 180 countries and territories, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:
•	changes in political and economic conditions and potential instability in certain regions;

•	changes in regulatory requirements or in foreign policy, including the adoption of foreign laws detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business due to the European Union Payment Services Directive;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud of theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection for our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the euro.
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
The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 82,000,000 shares out of a total of 82,555,904 shares issued and outstanding as of November 3, 2008. Under the Registration Rights Agreement entered into between the Company and the Investors at the closing of the Capital Transaction, the Investors and other parties may require us to register for sale publicly (at times largely of their choosing) all of the Series B Stock that they hold, as well as any common stock or D Stock into which the B-1 Stock may be converted. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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
Our capital structure, charter documents, and Delaware law could delay or prevent an acquisition of the Company, which could inhibit your ability to receive a premium on your investment from a possible sale of the Company.
Our current capital structure and certain provisions of our charter documents may discourage third parties from seeking to acquire the Company. The holders of the B Stock would vote as a class with the common stockholders on any proposed business combination and would control the outcome. These matters and certain provisions of Delaware law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing a merger or change in control of the Company. Some of these matters may discourage a future acquisition of the Company even if common stockholders would receive an attractive value for their shares or if a significant number of our common stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.
If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our common stock.
Our common stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things; (i) that the average closing price of our common stock be above $1.00 over 30 consecutive trading days; (ii) that the average market capitalization and stockholders’ equity be at least $75 million over 30 consecutive trading days; and (iii) that the average market capitalization be at least $25 million over 30 consecutive trading days. Our closing stock price on November 3, 2008 was $1.14 and our market capitalization was approximately $94.1 million. Our stockholders’ deficit was $843.3 million at September 30, 2008.
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
We did not timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As a result of the delayed filing, we are currently ineligible to use Form S-3 to register securities with the SEC in capital-raising transactions, which may adversely affect our cost of future capital.
We did not timely file with the SEC our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Although we are now current in our filings with the SEC, because our Annual Report on Form 10-K was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Annual Report on Form 10-K, we are ineligible to use a “short form” registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended, for at least 12 calendar months from March 25, 2008. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.
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

The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company did not repurchase any shares during the quarter ended September 30, 2008. However, the Company may consider repurchasing shares from time-to-time subject to limitations in our credit agreement.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2008	MoneyGram International, Inc. (Registrant)
	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc. as Amended and Restated effective as of March 24, 2008 (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 9, 2008)

10.2	Summary of Compensation for Non-Management Directors effective January 1, 2009 (incorporated herein by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed September 9, 2008)

*31.1	Section 302 Certification of Interim Principal Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Interim Principal Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

+	Denotes form of management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.