Form 10-K
period 2008-12-31
MONEYGRAM INTERNATIONAL INC
filed 2009-03-03
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-31950

MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)

Registrant’s telephone number, including area code
(952) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $74.0 million.

82,540,662 shares of common stock were outstanding as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2009 Annual Meeting or Form 10-K.

PART I

Item 1.	BUSINESS

Overview

MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our major products include global money transfers, money orders and payment processing solutions for financial institutions. Our core purpose is to help people and businesses by providing affordable, reliable and convenient payment services.

The MoneyGram® brand is recognized throughout the world, and we are committed to bringing greater control and choice to our customers. Our payment services enable consumers throughout the world, many of whom are not fully served by traditional financial institutions, to transfer money and pay bills, helping them meet the financial demands of their daily lives. Our payment services also help businesses operate more efficiently and cost-effectively.

History and Acquisitions

We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc. (“MPSI”). Through its predecessor, Travelers Express Company, Inc. (“Travelers Express”), MPSI has been in operation for nearly 70 years. Travelers Express acquired MPSI in 1998, adding the MoneyGram brand to our Company and adding international money transfer services to our payment service offerings. MoneyGram International, Inc. was incorporated in Delaware in December 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corp. On June 30, 2004, Viad Corp made a tax-free distribution of all of the issued and outstanding shares of common stock of MoneyGram to holders of record of Viad Corp stock.

In 2005, we consolidated the operations of Travelers Express with MPSI to eliminate overlapping costs of operating the two businesses under separate corporate entities, and to complete the transition of our business from the Travelers Express brand to the MoneyGram brand. Effective December 31, 2005, the entity that was formerly Travelers Express merged with and into MPSI, and we retired the Travelers Express brand.

In May 2006, our subsidiary MoneyGram Payment Systems Italy, S.r.l. (“MPS Italy”) acquired the assets of Money Express S.r.l., our former super-agent in Italy. The acquisition of Money Express S.r.l. provided us with opportunities for further expansion and distribution of our international money transfer services in the region. As a result of the acquisition, MPS Italy manages our network of agents in Italy.

In October 2007, we completed the acquisition of PropertyBridge, Inc. (“PropertyBridge”), a provider of electronic payment processing services for the real estate management industry. The acquisition provided us with additional rental payment opportunities in this key rental payment vertical and fit strategically with our existing bill payment service offerings.

Due to licensing requirements and marketing constraints in certain European countries, we began to develop a retail strategy in Western Europe during 2006 to offer our services through Company-owned retail stores and kiosks in addition to our typical agent model. In May 2006, we formed an entity in France, MoneyGram France S.A., which became a licensed financial institution in September 2006. We opened our first retail store in France shortly thereafter. During 2007 and 2008, we continued to develop this retail strategy in Western Europe. As of December 31, 2008, we operate 22 Company-owned retail stores or kiosks in France and 34 in Germany. We expect to open additional locations in these and other markets on a targeted basis.

In August 2008, we completed the acquisition of MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol, S.A., two money transfer super-agents located in Spain. The acquisition of these two entities, each of which manages part of our agent network in Spain, accelerates our expansion and distribution in this key send market. In 2009, we merged Cambios Sol, S.A. into MoneyCard and now maintain MoneyCard as our subsidiary.

In December 2008, after evaluating our market opportunity for certain of our electronic payment services, we announced our decision to exit our ACH Commerce business and to cease providing Web, telephone and IVR-based bill payment services other than our PropertyBridge service and our eMoney Transfer service described below.

On February 2, 2009, we acquired the French assets of R. Raphael’s & Sons PLC (“Raphael’s Bank”). The acquisition of Raphael’s Bank provides us with five highly productive money transfer stores in and around Paris, France that will be integrated into our French retail operations.

Capital Transaction

On March 25, 2008, following the deterioration of the asset-backed securities and broader credit markets and the corresponding losses in our investment portfolio, we completed a capital transaction pursuant to which we received a substantial infusion of both equity and debt capital (the “Capital Transaction”) to support the long-term needs of the business. The equity component of the Capital Transaction consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and together with THL, the “Investors”) in a private placement of 760,000 shares of Series B Participating Convertible Preferred Stock of the Company (the “B Stock”) and Series B-1 Participating Convertible Preferred Stock of the Company (the “B-1 Stock,” and together with the B Stock, the “Series B Stock”) for an aggregate purchase price of $760.0 million. The issuance of the Series B Stock gave THL and Goldman Sachs an initial equity interest of approximately 79 percent. In connection with the Capital Transaction, we also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of B-1 Stock. For a description of the terms of the Series B Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 12 — Mezzanine Equity of the Notes to Consolidated Financial Statements.

As part of the Capital Transaction, we entered into a Registration Rights Agreement with the Investors which requires us to promptly file a shelf registration statement with the United States Securities and Exchange Commission (“SEC”) relating to the Series B Stock issued to the Investors after a specified holding period. We are generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

As part of the Capital Transaction, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”), a wholly-owned subsidiary of the Company, issued Goldman Sachs $500.0 million of senior secured second lien notes (the “Notes”) with a 10 year maturity. Additionally, Worldwide entered into a senior secured amended and restated credit agreement with JP Morgan Chase as agent for a group of lenders (the “Senior Facility”), amending the Company’s existing $350.0 million debt facility, adding $250.0 million of term loans to bring the total facility to $600.0 million. The new facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. For a description of the terms of the Notes and Senior Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sale of Investments and Capital Transaction” and Note 10 — Debt of the Notes to Consolidated Financial Statements.

Our Segments

We conduct our business through two segments: Global Funds Transfer and Payment Systems. For financial information regarding our business and our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and Note 17 — Segment Information of the Notes to Consolidated Financial Statements. Following is a description of each segment.

Global Funds Transfer Segment

Our Global Funds Transfer segment provides money transfer services, bill payment services and money orders to consumers, who are often “unbanked” or “underbanked.” “Unbanked consumers” are those consumers who do not have a traditional relationship with a financial institution. “Underbanked consumers” are consumers who, while they may have a savings account with a financial institution, do not have a checking account. Other consumers who use our services are “convenience users” who may have a checking account with a financial institution, but prefer to use our products and services on the basis of convenience or value. We primarily offer services to consumers through third-party agents, including retail chains and independent retailers.

In 2008, the Global Funds Transfer segment had revenue of $1,043.2 million, including net securities losses of $49.4 million primarily attributable to our money order product line. During 2008, 2007 and 2006, our international operations generated 28 percent, 21 percent and 20 percent, respectively, of our total fee and investment revenue, and 32 percent, 29 percent and 28 percent, respectively, of our Global Funds Transfer segment fee and investment revenue.

Our largest agent, Walmart Stores, Inc. (“Walmart”), accounted for 26 percent, 20 percent and 17 percent of our total fee and investment revenue and 30 percent, 27 percent and 24 percent of the fee and investment revenue of our Global Funds Transfer segment in 2008, 2007 and 2006, respectively. Walmart is our only customer that accounts for more than 10 percent of our total fee and investment revenue. Our contract with Walmart in the United States provides for the sale by Walmart of our money orders, money transfer services and real-time, urgent bill payment services on an exclusive basis. In conjunction with our Capital Transaction, we extended the term of our agreement with Walmart through January 2013 and agreed to certain commission increases over the term of the contract.

In 2008, pursuant to our agreement with CVS Pharmacy, Inc. (“CVS”), we completed the rollout of our money transfer and money order services in more than 6,200 CVS locations. We also extended the term of our contract with another large agent, ACE Cash Express, Inc. Starting in late 2008, we began to offer our money transfer and urgent bill payment services through over 2,200 advanced-function ATMs located at 7-Eleven convenience stores in the United States. Outside of the United States, we expanded our money transfer relationship with Canada Post, renewed our money transfer agreement with Thomas Cook in the United Kingdom and renewed our money transfer agreement with Walmart de Mexico. We also entered into agent agreements with large banks in India and Poland. During 2008, 2007 and 2006, our 10 largest agents accounted for 42 percent, 36 percent and 34 percent, respectively, of our total fee and investment revenue and 49 percent, 49 percent and 48 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. Our platforms include AgentConnect®, which is integrated into an agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree® service, customers may contact our call center and a representative will collect transaction information over the telephone, entering it directly into our central data processing system. We also operate two customer service call centers in the United States, and we contract for additional call center services in Bulgaria and the Dominican Republic. We provide call center services 24 hours per day, 365 days per year and provide customer service in over 30 languages.

Money Transfers:  During 2008, 94 percent of our Global Funds Transfer segment fee and other revenue was generated by our money transfer services (including bill payment). Money transfers are transfers of funds between consumers from one location to another and are used by consumers who want to transfer funds quickly, safely and efficiently to another individual. In a typical money transfer, a consumer visits an agent location, completes a form and pays our agent the money to be transferred along with a fee for the service. The fee paid by the sender is based on the amount to be transferred and the location at which the funds are to be received. Once our consumer pays our agent the money to be transferred and the service fee, our agent enters transaction data into our transaction processing system through one of our point-of-sale platforms and we process the transaction. The transferred funds are then made available for payment to the designated recipient at any agent location or, in select countries, via a deposit to the recipient’s bank account. We pay both our “send” and “receive” agents a commission for the transaction. In a few instances, we offer our agents a tiered commission structure, rewarding the agent with a higher commission as the volume of its money transfer transactions increases.

We provide money transfer services through our worldwide network of agents and through Company-owned retail locations in the United States, France and Germany. We also offer our money transfer services on the Internet via our rapidly growing MoneyGram eMoneyTransfer service, which allows customers to use the Internet to send a money transfer using a credit card, debit card or direct debit from a bank account. While currently available in the United States only, we intend to expand our eMoneyTransfer service internationally.

As of December 31, 2008, we offer money transfers to consumers in a choice of local currency, U.S. Dollars or Euros in 129 countries (“multi-currency”). Our multi-currency technology allows us to execute our money transfers directly between and among several different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the exact amount that will be received in the local currency of the receiving country, or in U.S. Dollars or Euros in certain countries.

As of December 31, 2008, our agent network consisted of approximately 176,000 money transfer agent locations in approximately 189 countries and territories worldwide. These agent locations are in the following geographic regions: 47,500 locations in Western Europe and the Middle East; 44,000 locations in North America; 24,600 locations in Latin America (including Mexico which represents 11,900 locations); 22,700 locations in Eastern Europe; 15,900 locations in the Indian subcontinent; 14,800 locations in Asia Pacific; and 6,500 locations in Africa. As of the date of this filing, our money transfer agent locations have grown to approximately 178,000.

We derive our money transfer revenues primarily from consumer transaction fees and revenues from currency exchange on international money transfers. We have corridor pricing capabilities that enable us to establish different consumer fees and foreign exchange rates for our money transfer services by location, for a broader segment such as defined zip code regions or for a widespread direct marketing area. We strive to maintain our money transfer consumer fees at a price point below our primary competitor and above the niche players in the market.

Money Orders:  MoneyGram money orders, which are sold through our agent locations in the U.S. and Puerto Rico, can be presented by our consumers to make a payment or for cash. In 2008, we issued approximately 232 million money orders through our network of 59,000 retail agent locations in the United States and Puerto Rico.

Our money orders are sold under the MoneyGram brand, as well as on a private label or co-branded basis with certain of our large retail agents in the United States. In most cases, we receive transaction fees from our agents for each money order sold. In many cases, we also receive monthly dispenser fees from our agents for the money order dispenser equipment we provide. We also earn income by investing the funds that are remitted by our agents until the money orders are cleared through the banking system or the proceeds of unclaimed money orders are escheated to the applicable states. Generally, a money order will remain outstanding for fewer than 10 days. We experienced losses in our investment portfolio in 2007 and 2008, with 13 percent of the losses allocable to our money order services. In the first quarter of 2008, we realigned our investment portfolio away from asset-backed securities into highly liquid assets to significantly reduce the risk of deterioration in our investment portfolio. As the realigned portfolio consists of highly liquid, short-term securities that produce a lower rate of return, our revenues and profit margins in our money order business were adversely affected.

Bill Payment Services:  Our bill payment services include our ExpressPayment®, utility bill payment and electronic payment services. Our bill payment services allow consumers to make urgent payments or pay routine bills through our network to certain creditors (“billers”). We maintain relationships with billers in key industries, including the credit card, mortgage, auto finance, telecom, satellite, property management, prepaid and collections industries. Our bill payment services generate revenue primarily from transaction fees charged to consumers for each bill payment transaction completed.

Our primary bill payment service offering is our ExpressPayment service, which enables a consumer to pay cash at an agent location for bills and obtain same-day notification of credit to the consumer’s account with their biller. Our consumers can also use our ExpressPayment service to load and reload prepaid debit cards. Our ExpressPayment service is offered at all of our money transfer agent locations in the United States and at certain agent locations in select Caribbean countries. Our ExpressPayment bill payment service is also available for payments to select billers via the Internet at www.moneygram.com. As of December 31, 2008, we provided our ExpressPayment bill payment services to over 2,300 billers.

Our utility bill payment service allows customers to make low-cost, in-person payments of non-urgent bills for credit to a biller typically within two to three days. Through our PropertyBridge subsidiary, we also offer a complete bill payment solution to the property rental industry, including the ability to electronically accept security deposits and rent payments.

Stored Value Cards:  We offer consumers in the United States a MoneyGram prepaid MasterCard®. Our prepaid card is accepted at all merchants that accept MasterCard debit cards. Cardholders can use the card at over 900,000

ATMs in the United States and can load value on the card at one of over 30,000 agent locations in the United States In 2009, we plan to offer consumers a MoneyGram-branded Visa® prepaid debit card. As planned, this card would be accepted at all merchants that accept Visa debit cards, be reloadable at one of our U.S. agent locations and be usable at over 900,000 ATMs in the United States.

Payment Systems Segment

Our Payment Systems segment provides official check services and money orders for financial institutions, as well as check processing and controlled disbursements processing for corporate and government customers in the United States. Key Payment Systems customers include banks, thrifts and credit unions. As of December 31, 2008, we provide official check services to over 15,000 branch locations of over 1,800 financial institutions.

We derive revenues in our Payment Systems segment from the investment of funds underlying outstanding official checks and money orders, per item fees for official checks and money orders and fees earned on our check and controlled disbursement processing. In 2008, due to losses in our investment portfolio, the realignment of our investment portfolio and the restructuring of our official check business, our Payment Systems segment posted negative revenues of $116.3 million. Net securities losses of $291.3 million were allocated to the Payment Systems segment during 2008, which represents approximately 86 percent of the total losses recorded on our investment portfolio for 2008. The segment’s operating loss for 2008 was $286.8 million.

In the first quarter of 2008, we realigned our investment portfolio away from asset-backed securities into highly liquid assets to significantly reduce the risk of deterioration in our investment portfolio. As the realigned portfolio consists of highly liquid, short-term securities that produce a lower rate of return, our revenues and profit margins in our official check and money order businesses were adversely affected.

Official Check Outsourcing Services:  We provide official check outsourcing services through our PrimeLink® service. Financial institutions use our PrimeLink service to issue official checks. Consumers use these official checks in transactions where a payee requires a check drawn on a bank or other third party. Official checks are commonly used in consumer loan closings, such as closings of home and car loans, and other critical situations where the payee requires assurance of payment and funds availability. Financial institutions also use official checks to pay their own obligations.

Throughout 2008, we implemented the restructuring of our official check business model by reducing the commissions we pay, exiting certain large customer relationships and focusing on providing official check services to small and mid-sized financial institutions. The reduction of the commission rate paid to the majority of our official check financial institution customers resulted in an average contractual payout rate of the effective federal funds rate less approximately 85 basis points. We have entered into termination agreements with the majority of our top 10 official check customers, who in 2007 accounted for approximately $2 billion of our official check payment obligations. As of December 31, 2008, approximately 240 of our approximately 1,800 financial institutions have provided some form of notification of intent to terminate their official check agreements with us. Outside of the top 10 customers we planned to exit, these termination notifications represented approximately $627 million of our average official check payment obligations in 2007. Of the financial institutions that have provided notification, approximately 200 financial institutions have stopped or reduced their issuance of official checks.

Money Orders:  Our Payment Systems segment also offers money orders through financial institutions in a manner very similar to how money orders are offered through retail agents in our Global Funds Transfer segment.

Check Processing:  Through our subsidiary FSMC, Inc. (“FSMC”), we offer high-volume check processing and controlled disbursement processing. FSMC is a leading processor of promotional payments and rebates. Through FSMC, we also process checks issued under the Special Supplemental Nutrition Program to Women, Infants and Children administered by the U.S. Department of Agriculture through various states. Our revenues from this area are primarily derived from fees.

Clearing and Cash Management Bank Relationships

Our business involves the movement of money. On average, we move approximately $1.0 billion daily to settle our payment instruments and make related settlements with our agents and financial institutions. We generally receive a similar amount on a daily basis from our agents and financial institutions in connection with our payment services. We move money through a network of clearing and cash management banks, and our relationships with these clearing banks and cash management banks are a critical component of our ability to move funds on a global and timely basis. Three banks that clear official checks for us gave notice that they will not renew their clearing agreements when those agreements expire in mid-2009. The loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business as we are moving the impacted clearing volume to the remaining clearing banks. In the second half of 2008, one clearing bank extended their agreement with us for a five year period and another large bank extended their agreement with us for a three year period. After the exit of the three banks in 2009, we will have five official check clearing banks, all of which have agreed to significantly increase their clearing activity for us. We believe these relationships provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with the smaller of our two money order clearing banks in early 2009 and are in the process of negotiating a new agreement with our primary money order clearing bank.

We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In the first half of 2008, our current international cash management bank informed us of its intent to terminate our relationship. This bank has indicated its willingness to continue the relationship while we convert to our new primary international cash management banking relationship. We currently anticipate completing this process in the first half of 2009.

Sales and Marketing

We market our products and services through a number of dedicated sales and marketing teams. In the United States, a dedicated sales and marketing team markets our money transfer services, money orders and bill payment services to our two principal agent distribution channels: large national chain accounts, including large retailers and financial institutions, and smaller retail chains and independent accounts. Our retail agent base includes general merchandise, check cashing, grocery, drug and convenience store retailers and bank locations. Dedicated sales and marketing teams also market our bill payment services directly to billers, including billers in key market verticals, and market our official check and money order services to financial institutions. Internationally, we have sales and marketing teams for our money transfer services located in or near the following regions: Western Europe, including the United Kingdom; Eastern Europe; Asia; the Middle East; Africa; Canada; and Mexico, Latin America and the Caribbean.

Our sales and marketing efforts continue to be supported by a wide range of consumer advertising methods. Signage remains a core focus of building global awareness of our brand. We strive to ensure that our signs are displayed prominently at our agent locations, and that our signage displays our brand consistently across the markets we serve. We also use traditional media methods to reach our consumers, including television, radio and print advertising, as well as advertising our services at community and cultural events throughout the world.

In the first quarter of 2008, we released our new global branding and our new customer loyalty program, MoneyGram Rewards®. Our new global branding is the result of over two years of global research and differentiates MoneyGram from other payment services providers. We developed MoneyGram Rewards to build loyalty and repeat usage with consumers around the world. The program includes features such as a new discount structure based on a consumer’s use of our services, email notifications to the sender when the funds are picked up and a more streamlined customer service experience. Consumers can enroll for the program through our call center or at www.mymoneygram.com. We continue to assess the effectiveness of our new global branding and MoneyGram Rewards program, including their respective impact on our transaction volume and our global brand image and awareness.

Product and Infrastructure Development and Enhancements

Our product development activities remain focused on new ways to transfer money and pay bills through enhancements to our current services and the development of new products and services. Recent enhancements and new products supplement our Global Funds Transfer segment. We have also invested in new infrastructure to increase efficiencies and support our strategic initiatives. We believe new features, products and infrastructure will provide customers with added flexibility and convenience to help meet their financial services needs.

New Product and Product Enhancements:  Our Internet-based money transfer service, eMoneyTransfer, continued to grow during 2008. In 2009, we plan to make significant enhancements to our eMoneyTransfer service which will provide better usability and efficiency in completing a transaction for our online customers, as well as more cost-effective transaction processing. In 2009, we plan to offer our MoneyGram Rewards members the ability to receive a text message on their mobile phones informing them that the funds they transferred have been picked up by their receiver. We currently intend to expand MoneyGram Rewards internationally in 2009. Both eMoneyTransfer and MoneyGram Rewards relate to our Global Funds Transfer segment.

Infrastructure Development:  We continue to invest in our infrastructure, including settlement and commission processing, agent and customer data management and set-up, and other important financial systems. This investment is intended to increase the flexibility of our back office, thereby improving operating efficiencies and communications between our agents and our marketing, sales, customer service and accounting functions. Our ongoing investment in technology and process re-engineering is designed to allow us to create an infrastructure able to support our strategic initiatives, increase speed to market for new products, enhance information repositories for regulatory and compliance reporting and provide a better overall customer and agent experience.

We are continuing our efforts to automate our agent on-boarding process, which is intended to improve our speed to market for new agents, enhance departmental tracking and increase organizational accountability. The on-boarding process includes a business process management tool, which allows us to automate a formerly paper-intensive process.

Competition

The markets in which we compete are very competitive and our segments face a variety of competitors. In addition, new competitors or alliances among established companies may emerge. Consolidation among payment services companies, and money transmitters in particular, has occurred and may continue. We compete for agents and financial institution customers on the basis of value, service, quality, technical and operational differences, price and financial incentives paid to agents once they have entered into an agreement. In turn, we compete for consumers on the basis of number and location of outlets, price, convenience and technology.

Money transfer, money order and bill payment services within our Global Funds Transfer segment compete in a very competitive and concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our primary competition comes from The Western Union Company, including its Orlandi Valuta, Vigo and Pago Facil brands (collectively, “Western Union”). Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. In addition to Western Union, the U.S. Postal Service is a large competitor with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers that serve select regions. Our PropertyBridge services compete against providers of electronic bill payment services and companies that focus on the rent payment and other key verticals.

As new technologies for money transfer and bill payment services emerge that allow consumers to send and receive money and to pay bills in a variety of ways, we face increasing competition. These emerging technologies include online payment services, card-based services such as ATM cards and stored-value cards, bank to bank money transfers and mobile telephone payment services.

Official check services within our Payment Systems segment compete primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Competitors to our money order services within our Payment Systems segment are largely the same competitors to our money order services within our Global Funds Transfer segment.

Regulation

Compliance with legal requirements and government regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations globally. These laws and regulations include international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws; escheatment laws; privacy laws; data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance program to stay current with the most recent legal and regulatory changes. During 2009, we intend to increase our compliance personnel headcount significantly and make certain investments in our compliance-related technology and infrastructure.

Anti-Money Laundering Compliance.  Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union (the “EU”). Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against the governments’ watch-lists, including but not limited to, the watch list maintained by the U.S. Treasury Departments’ Office of Foreign Assets Control (“OFAC”);

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require the aggregation of information over multiple transactions;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;

•	registration or licensing of the Company or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and

•	minimum capital or capital adequacy requirements.

Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements.

We offer our money transfer services through third-party agents with whom we contract and our ability to directly control our agents’ compliance is limited. As a money services business, the Company and its agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We also offer online training as part of our agent compliance training program.

Money Transfer and Payment Instrument Licensing.  The majority of U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands require us to be licensed to conduct business within their jurisdictions. Licensing requirements generally include minimum net worth, provision of surety bonds, compliance with operational procedures and reserves or “permissible investments” that must be maintained in an amount equivalent to outstanding payment obligations, as defined by the various states. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Most states require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states also subject us to periodic examinations and require us and our agents to comply with federal and state anti-money laundering laws and regulations.

In connection with the Capital Transaction, we sold certain investments at a realized loss of $260.6 million. As a result of these portfolio sales, we were not in compliance for a brief period of time with minimum net worth requirements of the states in which we are licensed to conduct our money transfer and other payment services businesses, as well as certain other requirements of one state. This failure to meet minimum net worth or other requirements may result in the states imposing certain fines and other penalties in the future, although no state has taken any action at this time. Upon the closing of the Capital Transaction, we were again in compliance with the minimum net worth requirements of all states and certain other requirements of one state, and continue to be in compliance.

The European Union has adopted the European Commission’s 2007 Payments Services Directive (“PSD”). When implemented, the PSD will create a new licensing framework for our services in the EU. The initial and ongoing costs to comply with the PSD are not yet determined and could be significant. The PSD will be effective November 1, 2009, and we are currently undertaking efforts intended to ensure our organizational readiness for and compliance with the PSD.

Escheatment Regulation.  Unclaimed property laws of every state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.

Privacy Regulations.  In the ordinary course of our business, we collect certain types of data which subjects us to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to the European Privacy Directive (the “Privacy Directive”). We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Privacy Directive. In some cases, the privacy laws of an EU member state may be more restrictive than the Privacy Directive and may impose additional duties with which we must comply. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly and conflicting laws in the various jurisdictions where we do business pose challenges.

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

Intellectual Property

The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the United States and a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are also important to our business, including our ExpressPayment, globe with arrows logo, MoneyGram Rewards, The Power is in Your Hands®, FormFree and AgentConnect marks. In addition, we maintain a portfolio of MoneyGram branded domain names.

We rely on a combination of patent, trademark and copyright laws, and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. Even though not all of these assets are protectable, we take appropriate measures to protect our intellectual property.

We own U.S. and foreign patents related to our money order and money transfer technology. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems and printing techniques, many of which have expired. We also have patent applications pending in the United States that relate to our money transfer, money order, PrimeLink and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace. However, our competitors also actively patent their technology and business processes.

Employees

As of December 31, 2008, we had approximately 1,800 full-time employees in the United States and 506 full-time employees internationally. In addition, we engage contractors to support various aspects of our business. None of our employees in the United States are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

Pamela H. Patsley, age 52, was appointed Executive Chairman in January 2009. Ms. Patsley also serves on the boards of directors of the Molson Coors Brewing Company, Texas Instruments, Inc. and Dr. Pepper Snapple Group, Inc. Ms. Patsley previously served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc.

Anthony P. Ryan, age 46, was appointed President and Chief Executive Officer in January 2009. Mr. Ryan had served as Executive Vice President and Chief Operating Officer since November 2007. Mr. Ryan previously served as Executive Vice President and President, Global Payment Products and Services from August 2006 to November 2007, Executive Vice President and Division President, Global Funds Transfer from November 2005 to August 2006 and Vice President and General Manager of Global Funds Transfer from 2001 to November 2005. Mr. Ryan previously served as Chief Financial Officer from 1997 to 2001 and as Controller from 1996 to 1997. Prior to joining the Company, Mr. Ryan spent 10 years at First Data Corporation, most recently as Director of Finance.

David J. Parrin, age 54, has served as Executive Vice President and Chief Financial Officer since November 2005. Mr. Parrin previously served as Vice President and Chief Financial Officer from June 2002 to November 2005. From 1998 to 2002, Mr. Parrin was with the investment firm of Dain Rauscher Corporation (now RBC Wealth Management), serving from 1999 to 2002 as Executive Vice President and Chief Financial Officer. From 1994 to 1998, Mr. Parrin served as Senior Vice President and Corporate Controller of U.S. Bancorp. Prior to that, Mr. Parrin spent 17 years with the accounting firm Ernst & Young LLP, most recently as audit partner.

Jean C. Benson, age 41, has served as Senior Vice President, Controller since May 2007. Ms. Benson previously served as Vice President, Controller from August 2001 to May 2007. From 1994 to 2001, Ms. Benson was with Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance from 1996 to 2001. From 1990 to 1994, Ms. Benson was an auditor with the accounting firm Deloitte & Touche LLP.

Daniel J. Collins, age 45, has served as Senior Vice President, Treasurer since August 2008. Mr. Collins previously served as Vice President, Audit from June 2004 to August 2008. From 2000 to 2004, Mr. Collins served as Controller of the investment firm of Dain Rauscher Corporation (now RBC Wealth Management). From 1997 to 2000, Mr. Collins served as Division CFO, Consumer Products for U.S. Bank. Prior to that, Mr. Collins spent 4 years with the accounting firm Coopers & Lybrand (now PricewaterhouseCoopers) and 6 years with the accounting firm Ernst & Young, LLP, most recently as senior manager.

Mary A. Dutra, age 57, has served as Executive Vice President, Global Payment Processing and Settlement since August 2006. Ms. Dutra previously served as Executive Vice President and Division President, Payment Systems

from November 2005 to August 2006, Vice President and General Manager of Payment Systems from June 2004 to November 2005 and General Manager and Vice President, Global Operations from November 1994 to June 2004. Ms. Dutra joined the Company in 1988 as Manager of Payment Services and served in positions of increasing responsibility from 1988 to 1994. Prior to that, Ms. Dutra spent 15 years with Norwest Bank Minnesota, N.A. (now Wells Fargo Bank, N.A.).

Mubashar Hameed, age 45, has served as Executive Vice President and Chief Information Officer since November 2008. From 2005 to 2007, Mr. Hameed served as President and Chief Executive Officer of FuzionOne, an information technology consulting firm he founded in 2005. From 2006 to 2007, Mr. Hameed served as Senior Vice President and Chief Information Officer of Fiserv Output Solutions, a division of Fiserv, Inc., an information services company. From 1995 to 2005, Mr. Hameed was with General Electric Company, where he held the positions of Chief Information Officer of its Security and Aero Energy businesses, and served as Chief Software Technology Officer of its Commercial Finance division. From 1988 to 1994, Mr. Hameed held information technology positions at Linder & Associates, Inc. and M.H. Engineering, Inc.

John Hempsey, age 56, has served as Chief Executive Officer of the Company’s subsidiary, MoneyGram International Ltd, since May 2003. From 2001 to 2003, Mr. Hempsey served as a non-executive board member of Travelex Group Limited, a payment services company. From 1982 to 2001, Mr. Hempsey was with Thomas Cook Global Financial Services prior its acquisition by Travelex Group, serving most recently as Chief Executive Officer. From 1974 to 1982, Mr. Hempsey was with the accounting firms Peat, Marwick, Mitchell & Co. (now KPMG LLP) and Arthur Young & Co. (now Ernst & Young LLP).

Theodore L. Hill, age 46, has served as Vice President, Global Services and General Manager, Paper Products of the Company’s subsidiary, MoneyGram Payment Systems, Inc., since 2008. From 2007 to 2008, Mr. Hill served as Vice President, Global Services and from 2000 to 2007 served as Vice President, Customer Setup and Support. Mr. Hill had served as Senior Director, Customer Setup and Support from 1999 to 2000, Director, Global Client Services from 1995 to 1999 and Manager, Control Operations from 1989 to 1995. From 1984 to 1989, Mr. Hill was with Sears, Roebuck & Co.

Teresa H. Johnson, age 57, has served as Executive Vice President, General Counsel and Secretary since November 2005. Ms. Johnson previously served as Vice President, General Counsel and Secretary from June 2004 to November 2005 and Chief Legal Counsel from 1997 to 2004. From 1992 to 1997, Ms. Johnson was with SUPERVALU INC., a food retailer and distributor, serving most recently as Associate General Counsel and Corporate Secretary. From 1987 to 1992, Ms. Johnson served as Deputy General Counsel of food retailer, Giant Eagle, Inc.. From 1979 to 1987, Ms. Johnson was in private practice, most recently as a partner of the law firm Buchanan Ingersoll PC (now Buchanan Ingersoll & Rooney PC).

Lonnie S. Keene, age 54 has served as Executive Vice President and Chief Compliance Officer since May 2008. From 2002 to May 2008, Mr. Keene served as Vice President and Associate General Counsel of the investment banking firm, Goldman, Sachs & Co. From 1998 to 2002, Mr. Keene was in private practice both domestically and abroad, most recently with the law firm Wollmuth, Maher & Deutsch LLP. From 1988 to 1998, Mr. Keene held positions at the U.S. Embassy in Beijing, the U.S. Department of State and the White House.

Daniel J. O’Malley, age 44, has served as Senior Vice President, Global Payment Systems/President Americas since April 2007. Mr. O’Malley previously served as Vice President, Global Payment Systems/Americas from April 2003 to April 2007, Vice President, Customer Service from June 1999 to April 2003, Director, Operations from 1996 to 1999, Regulatory Project Manager from 1995 to 1996, Manager of the Southeast Processing Center from 1989 to 1995 and Coordinator of the Southeast Processing Center from 1988 to 1989. Prior to joining the Company, Mr. O’Malley held various operations positions at NCNB National Bank and Southeast Bank N.A. from 1983 to 1988.

Cindy J. Stemper, age 51, has served as Executive Vice President, Human Resources and Corporate Services since November 2006. Ms. Stemper previously served as Executive Vice President, Human Resources and Facilities from November 2005 to November 2006, Vice President of Human Resources and Facilities from June 2004 to November 2005 and Vice President of Human Resources from 1996 to June 2004. Ms. Stemper joined the Company in 1984 and served in positions of increasing responsibility from 1984 to 1996.

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

RISK FACTORS

Our increased debt service, significant debt covenant requirements, our debt rating and any future cash dividends paid on our preferred stock could impair our financial condition and adversely affect our ability to operate and grow our business.

As a result of the Capital Transaction, we are highly leveraged and have substantial debt service obligations. Our indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our debt agreements contain financial and restrictive covenants which significantly impact our ability to operate our business and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our substantial leverage could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted, and no such dividends are contemplated in the foreseeable future; and

•	payment of cash dividends to the holders of the preferred stock in the future could reduce the funds available to us for our operations, acquisitions, product development or other corporate initiatives.

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

The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent. Dividends payable on the Series B Stock have been accrued since inception and are expected to be accrued and not be paid in cash for approximately five years, which will substantially increase the ownership interest of the Investors and dilute the interests of the common stockholders. With the accrual of dividends, the Investors have an equity interest of 80 percent as of December 31, 2008.

The B Stock initially had voting rights equivalent to 9.9 percent of the outstanding common shares on a fully converted basis. Upon receipt of all regulatory approvals, the holders of the B Stock have attained full voting rights. The holders of the B Stock vote as a class with the common stock and have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of B Stock were converted into common stock plus the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into Series D Participating Convertible Preferred Stock (“D Stock”) and subsequently converted into common stock. As a result, holders of the B Stock are able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of the Investors will coincide with the interests of other holders of our common stock.

In view of their significant ownership stake in the Company, THL, as holders of the B Stock, has appointed four members to our Board of Directors and Goldman Sachs, as holders of the B-1 Stock, has appointed two observers to our Board of Directors. The size of our Board was set at nine directors, three of which are independent. On January 21, 2009, the Board appointed Anthony P. Ryan, President and Chief Executive Officer, and Pamela H. Patsley, Executive Chairman, to the Board, filling two board positions that were vacant as of December 31, 2008. We are required under the terms of the Capital Transaction to seek shareholder approval to amend our Certificate of Incorporation, including the filing of a proxy statement with the SEC and to use our best efforts to solicit proxies in favor of such amendment, to provide that, as long as the Investors have a right to designate directors to our Board, Goldman Sachs shall have the right to designate one director who shall have one vote and THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully-converted basis assuming the conversion of all shares of Series B Stock into common stock, minus the one vote of the director designated by Goldman Sachs. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

Sustained financial market disruptions could adversely affect our business, financial condition and results of operations.

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

A sustained weakness in economic conditions, in both the United States and global markets, could adversely affect our business, financial condition and results of operations.

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

Our agents or billers may have reduced sales or business as a result of a deterioration in economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Our billers may have fewer customers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such as the automobile, mortgage and retail industries.

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

Revenue from our money transfer and urgent bill payment services is derived from transactions conducted through our retail agent and biller networks. The reputational damage to our brand as a result of the events leading to the Capital Transaction may make it harder for us to retain existing agents or billers or to develop new agent or biller relationships. Many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this agent base to decline. We may not be able to retain all of our current retail agents or billers for other reasons, as the competition for retail agents and billers is intense. If agents or billers decide to leave our agent network, or if we are unable to add new agents or billers to our network, our revenue would decline.

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

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2008 and 2007, our 10 largest agents accounted for 42 percent and 36 percent of our total fee and investment revenue and 49 percent and 49 percent of the total fee and investment revenue of our Global Funds Transfer segment, respectively. Our largest agent, Walmart Stores, Inc. (“Walmart”), accounted for 26 percent and 20 percent of our total fee and investment revenue and 30 percent and 27 percent of the fee and investment revenue of our Global Funds Transfer segment in 2008 and 2007, respectively. If any of these key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.

In the fourth quarter of 2008, we initiated the first phase of a repricing initiative for our money order product sold through retail agent locations. This initiative increases the per-item fee we receive for our money orders and reflects the impact of the realigned investment portfolio on the profitability of this product. We are assessing the impact of this first phase and may roll out additional pricing initiatives in 2009 on a targeted basis. In addition, we continue to review our credit exposure to our agents and may terminate or otherwise revise our relationship with certain agents. We expect volumes to decline from the attrition of money order customers as a result of these initiatives, which could adversely affect our results of operations.

We may be unable to operate our official check and money order businesses profitably as a result of historically low interest rates and our revised pricing strategies.

Our revenues in the official check business are generated primarily by the investment of funds we receive from the sale of official checks. In turn, we pay commissions to our official check financial institution customers based on the outstanding balance produced by that customer’s sale of official checks, calculated at a rate based on short-term variable financial indices, such as the federal funds rate. Fluctuations in interest rates affect the revenue produced by our investment portfolio and the commissions that we pay our official check financial institution customers. There can be no assurance that interest rate fluctuations in our investments will align with the commission rates we pay to our official check financial institution customers. Both our investment revenue and the commissions we pay decrease when interest rates decline and increase when interest rates rise. However, because our commission rates reset more frequently than the rates earned on our investments, changes in investment revenue will lag changes in commission rates. A rising interest rate environment typically has a negative impact on our investment margin. In the past our investments included long-term and medium-term fixed income securities, a portion of which were asset-backed securities. We have realigned our investment portfolio to focus on highly liquid, short-term securities that produce a lower rate of return. As a result, we have reduced the commissions we pay to our official check financial institution customers and have implemented and/or increased per-item and other fees for our official check services. Despite these changes, there can be no assurance that our official check business will operate profitably. Further, our official check financial institution customers have a right to terminate their agreements with us if they do not accept these pricing changes. There can be no assurance that we will retain those official check financial institution customers that we wish to retain.

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

The SEC is conducting an informal, non-public inquiry of our financial statements, reporting and disclosures related to our investment portfolio and offers and negotiations in connection with the Capital Transaction. While the SEC’s notice states that it has not determined that any violations of the securities laws have occurred, there can be no assurance of the outcome of the inquiry. We are also currently the subject of stockholder litigation, including a securities class action lawsuit and one lawsuit under ERISA. While we believe the suits are without merit and intend to vigorously defend against such claims, the outcome of the lawsuits cannot be predicted at this time. The cost to address the SEC inquiry and defend the stockholder and ERISA litigation could be substantial, regardless of the outcome.

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

Three of our eight official check clearing banks have chosen not to renew their clearing agreements with us. Other clearing banks have sought advance funding or other financial arrangements in order to continue providing clearing services to us. While the loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business, we may experience increased costs or significant disruption of our business if we lose additional clearing bank relationships and are unable to establish adequate clearing bank relationships.

Our primary international bank has informed us of its intent to terminate its relationship with us. We are in the process of migrating to a new primary international banking relationship for cash management, ACH and wire transfer services. Should we not be successful in establishing a sufficient relationship with one of the limited number of large international banks that provide these services, we would be required to establish a global network of banks to provide us with these services. This could alter the pattern of settlement with our agents and result in our agent receivables and agent payables being outstanding for longer periods than the current remittance schedule thereby adversely impacting our cash flow and revenue. Maintaining a global network of banks, if necessary, may also increase our overall costs for banking services.

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

If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. We may not be able to meet new capital requirements introduced or required by our regulators such as those that will result from implementation of the Payment Services Directive adopted in the European Union. While we received substantial new capital in conjunction with the Capital Transaction, there can be no assurance that we will not need additional capital in the future. Given the leveraged nature of the Company and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to additional capital. Failure to have such access could materially impact our business, financial condition and results of operations.

We face credit risks from our retail agents and official check financial institution customers which may increase during an economic downturn.

The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2008, we had credit exposure to our agents of $670.8 million in the aggregate spread across over 17,000 agents, of which three owed us in excess of $15.0 million each.

Our Payment Systems segment is conducted through financial institutions. Our official check financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. MoneyGram is liable for payment on all of those instruments except cashier’s checks. As of December 31, 2008, we had a credit exposure to our official check financial institution customers of approximately $449.0 million in the aggregate spread across 1,800 financial institutions, of which five owed us in excess of $15.0 million each.

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

An economic downturn could result in greater credit losses than we have experienced in the past, particularly if agents suffer a downturn in their businesses, whether or not directly related to our business. In the event of an agent bankruptcy, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery.

We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, results of operations and financial condition.

We face fraud risks that may increase as a result of an economic downturn and that could adversely affect our business, financial condition and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraud and identity theft. As we make more of our services available over the Internet, we subject ourselves to new types of consumer fraud risk because requirements relating to customer authentication are more complex with Internet services. Certain former retail agents have also engaged in fraud against us, and existing agents could engage in fraud against us. We use a variety of tools to protect against fraud; however, these tools may not always be successful.

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

The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses. In addition, new competitors or alliances among established companies may emerge. With respect to our money transfer, urgent bill payment and money order businesses, our primary competition comes from Western Union, which has substantially greater transaction volume than we do. Western Union has a larger agent base, a more established brand name and substantially greater financial and marketing resources than we do. We cannot anticipate every effect that actions taken by Western Union will have on our business, or the money transfer and bill payment industry in general.

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

Changes in laws and regulations may increase our costs of operations and may disrupt our business as we develop new business and compliance models. A key example of changing laws and regulations is the Payment Services Directive (“PSD”) adopted by the European Union. The PSD will create a new framework of licensing and other regulations for our business operations in the European Union and impose a number of new requirements on our business. The PSD will impose greater potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. The PSD will require us to modify our business operations in the European Union and will likely increase our costs of operating in the European Union. We are required to comply with the PSD by November 1, 2009. In the event we are unable to fully comply by that date, our business, financial position and results of operations may be adversely impacted. Additionally, the United States and other countries are focusing on initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial position and results of operations.

Any intentional or negligent violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. Regulators in the United States and other jurisdictions are showing a greater inclination than they have in the past to hold money services businesses like ours to higher standards of agent training and monitoring for possible violations of laws and regulations by agents. Our systems, employees and processes may not be sufficient to detect and prevent an intentional or negligent violation of the laws and regulations set forth above by our agents which could also lead to us being subject to significant fines or penalties. In addition to those direct costs, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and brands and result in diminished revenue and profit and increased operating costs.

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

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation or any other event impacting our systems or processes or our vendors’ systems or processes, or improper action by our employees, agents, customer financial institutions or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful and we may experience problems other than system failures. We may also experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we face system interruptions and system failures our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

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

We continue to open Company-owned retail locations for the sale of our products and services. Operating these retail locations presents new risks for us. After substantial capital investment in such retail locations it is uncertain how these locations will be accepted in the market and how quickly transaction volume will increase to offset our investment. We may be subject to additional laws and regulations that are triggered by our ownership of the retail locations and our employment of the individuals staffing the retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and risks associated with long-term lease obligations and employee matters.

We have recently acquired and are in the process of integrating two of our former super-agents in Spain. Additionally, we may, from time to time, acquire or start up businesses both inside and outside of the United States. The acquisition and integration of businesses, involve a number of risks. We may not be able to successfully integrate any businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from opening retail locations or acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.

There are a number of risks associated with our international sales and operations that could adversely affect our business.

We provide money transfer services between and among 189 countries and territories, and our strategy is to expand our international business. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

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

Unfavorable outcomes of tax positions we take could adversely affect our tax expense.

We file tax returns and take positions with respect to federal, state, local and international taxation that are subject to review and audit by taxing authorities. An unfavorable outcome of a tax review or audit could result in higher tax expense, which could adversely affect our results of operations and cash flows. We establish reserves for material, known tax exposures. While we believe our reserves are adequate to cover material, known tax exposures, there can be no assurance that an actual taxation event would not exceed our reserves.

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

The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 82,000,000 shares out of a total of 82,540,662 shares issued and outstanding as of February 23,

2009. The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share, subject to anti-dilution rights. Under the Registration Rights Agreement entered into between the Company and the Investors at the closing of the Capital Transaction, the Investors and other parties may require us to register for sale publicly (at times largely of their choosing) all of the Series B Stock that they hold, as well as any common stock or D Stock into which the B-1 Stock may be converted. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

An agreement among the Investors and Walmart could prevent an acquisition of the Company.

The Investors and Walmart have entered into an agreement that, among other things, prevents the Investors, without the prior written consent of Walmart, from voting in favor of, consenting to or selling or transferring their equity securities in a manner that would result in a change of control of the Company. This provision is effective until March 17, 2010. The Investors collectively have a majority of the voting stock of the Company and Walmart, whose interests may differ from our stockholders’ interests, could prevent the Investors from agreeing to a sale of the Company under certain circumstances.

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

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In December 2008, we received notice from the NYSE that we were below listing requirements because the 30-day average closing price of our common stock had fallen below $1.00. The NYSE provided us until June 16, 2009 to cure our share price deficiency or be subject to delisting. The NYSE recently suspended its share price listing requirement on a temporary basis through June 30, 2009. If we do not cure our share price deficiency before June 30, 2009, we will receive the balance of our initial six-month cure period, or until October 26, 2009 to cure our share price deficiency or our common stock would be subject to delisting. Our closing stock price on February 23, 2009 was $1.23 and our 30-day average closing price was $1.37. The NYSE also requires us to maintain average market capitalization and stockholders’ equity of at least $75 million. As of February 23, 2009, our market capitalization was approximately $101.1 million. Our stockholders’ deficit was $781.7 million at December 31, 2008.

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

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration

Minneapolis, MN	Global Headquarters	Both	168,211	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	1/31/2012
Brooklyn Center, MN	Global Operations Center	Both	44,026	1/31/2012
Lakewood, CO	Call Center	Global Funds Transfer	113,735	3/31/2012

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. We also have a number of other smaller office locations in California, Florida, New York, Tennessee, France, Germany, Italy and the United Kingdom, as well as small sales and marketing offices in Australia, China, Greece, Hong Kong, India, Nigeria, Russia, South Africa, Spain, Ukraine and United Arab Emirates. We believe that our properties are sufficient to meet our current and projected needs.

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

Federal Securities Class Actions — The Company and certain of its officers and directors are parties to a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities.

ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees.

Stockholder Derivative Claims — The Company and its officers and directors were also parties to three stockholder lawsuits making various state-law claims. Two of these lawsuits have been dismissed. The complaint filed in Hennepin County District Court by L.A. Murphy and alleging breach of fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors was dismissed with prejudice on August 14, 2008. The complaint filed in the United States District Court for the District of Minnesota by Evelyn York and alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets and unjust enrichment against the Company and various current and former officers and directors was dismissed by stipulation and with prejudice on September 17, 2008.

On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.

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

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol MGI. No dividends were declared by our Board of Directors in 2008. Our Board of Directors declared quarterly cash dividends totaling $0.20 per share of common stock during 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mezzanine Equity and Stockholders’ Deficit” and Note 13 — Stockholders’ Deficit of the Notes to Consolidated Financial Statements. As of February 23, 2009, there were 14,547 stockholders of record of our common stock.

The high and low sales prices for our common stock for fiscal 2008 and 2007 were as follows:

	2008		2007
Fiscal Quarter	High	Low	High	Low

First	$14.27	$1.57	$32.24	$27.16
Second	$2.03	$0.90	$30.08	$26.71
Third	$1.94	$0.98	$30.67	$19.76
Fourth	$1.60	$0.85	$24.90	$13.69

On November 18, 2004, our Board of Directors authorized a plan to repurchase, at our discretion, up to 2,000,000 shares of MoneyGram common stock on the open market. On August 18, 2005, our Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, our Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007, respectively. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007, other than in connection with employees’ exercise of stock options. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.

We completed a Capital Transaction on March 25, 2008, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Impact of the Credit Market Disruption” as well as Note 12 — Mezzanine Equity and Note 10 — Debt of the Notes to Consolidated Financial Statements. The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $25.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from June 22, 2004 to December 31, 2008 for our common stock, our peer group index of payment services companies and the S&P 500 Index. Our common stock began trading on the New York Stock Exchange on June 22, 2004 on a when-issued basis in connection with our spin-off from Viad Corp. The peer group index of payment services companies consists of: CSG Systems International Inc., DST Systems, Inc., Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., Jack Henry & Associates, Inc., Online Resources Corporation, The Western Union Company and Total System Services, Inc. (the “Peer Group Index”). We changed our peer group in 2008 to delete Fidelity National Financial, Inc. and to add its spin-off company, Fidelity National Information Services, Inc., which is the more relevant peer of the two companies. The graph assumes the investment of $100 in each of our common stock, our peer group indexes and the S&P 500 Index on June 22, 2004, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

	6/22/04	6/30/04	12/31/2004	6/30/2005	12/30/2005	6/30/2006

MONEYGRAM INTERNATIONAL, INC.	100	105.64	108.53	98.25	134.28	175.27
OLD PEER GROUP INDEX	100	101.44	108.97	111.14	118.37	119.29
S&P 500 INDEX	100	100.00	107.19	106.32	112.46	115.50
NEW PEER GROUP INDEX	100	101.45	108.04	110.54	117.74	122.14

	12/29/2006	6/29/2007	12/31/2007	6/30/2008	12/31/2008

MONEYGRAM INTERNATIONAL, INC.	162.35	145.22	80.32	4.71	5.33
OLD PEER GROUP INDEX	134.71	139.13	142.50	125.48	90.86
S&P 500 INDEX	130.22	139.28	137.37	121.01	86.55
NEW PEER GROUP INDEX	136.13	142.39	149.26	131.22	89.99

Item 6.	SELECTED FINANCIAL DATA

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

YEAR ENDED DECEMBER 31,	2008	2007	2006	2005	2004

(Dollars and shares in thousands, except per share data)

Operating Results
Revenue
Global Funds Transfer segment	$1,043,184	$770,995	$821,746	$649,617	$532,064
Payment Systems segment	(116,292)	(614,356)	337,097	321,619	294,466
Other	226	898	716	—	—

Total revenue	927,118	157,537	1,159,559	971,236	826,530
Commissions expense	(604,609)	(663,908)	(563,659)	(470,472)	(403,473)

Net revenue (losses) (1)	322,509	(506,371)	595,900	500,764	423,057

Expenses	(659,700)	(486,896)	(419,127)	(354,388)	(334,037)

(Loss) income from continuing operations before income taxes (2)	(337,191)	(993,267)	176,773	146,376	89,020
Income tax benefit (expense)	75,806	(78,481)	(52,719)	(34,170)	(23,891)

Net (loss) income from continuing operations	$(261,385)	$(1,071,748)	$124,054	$112,206	$65,129

(Loss) earnings per share from continuing operations:
Basic	$(4.19)	$(12.94)	$1.47	$1.32	$0.75
Diluted	(4.19)	(12.94)	1.45	1.30	0.75
Shares outstanding
Basic	82,456	82,818	84,294	84,675	86,916
Diluted	82,456	82,818	85,818	85,970	87,330
Financial Position
Excess (shortfall) in unrestricted assets (3)	$391,031	$(551,812)	$358,924	$366,037	$393,920
Substantially restricted assets (3)	5,829,030	7,210,658	8,568,713	8,525,346	7,640,581
Total assets	6,642,296	7,935,011	9,276,137	9,175,164	8,630,735
Payment service obligations	5,437,999	7,762,470	8,209,789	8,159,309	7,640,581
Long-term debt	978,881	345,000	150,000	150,000	150,000
Mezzanine equity (4)	742,212	—	—	—	—
Stockholders’ (deficit) equity	(781,736)	(488,517)	669,063	624,129	565,191
Other Selected Data
Capital expenditures	$40,357	$71,142	$81,033	$47,359	$29,589
Depreciation and amortization	56,672	51,979	38,978	32,465	29,567
Cash dividends declared per share (5)	—	0.20	0.17	0.07	0.20
Average investable balances (6)	4,866,339	6,346,442	6,333,115	6,726,790	6,772,124
Net investment margin (7)	1.23%	2.28%	2.31%	1.91%	1.42%
Approximate number of countries and territories served	189	180	170	170	170
Number of money order locations (8)	59,000	59,000	55,000	53,000	54,000
Number of money transfer locations (8)	176,000	143,000	110,000	89,000	77,000

(1)	Net revenue for 2008 includes net securities losses of $340.7 million from the realignment of the investment portfolio in the first quarter of 2008, other-than-temporary impairments and declines in the value of our trading investments. Net losses for 2007 of $1.2 billion relates to other-than-temporary impairments in the Company’s investment portfolio.

(2)	Loss (income) from continuing operations before income taxes for 2008 includes a $29.7 million net loss on the termination of swaps, a $26.5 million gain from put options on our trading investments, a $16.0 million non-cash valuation loss from changes in the fair value of embedded derivatives on our Series B Stock and a goodwill impairment of $8.8 million related to a component of our Global Funds Transfer segment. Net loss from continuing operations for 2007 includes a goodwill impairment of $6.4 million related to a component of our Payment Systems segment.

(3)	Unrestricted assets are substantially restricted assets less payment service obligations as calculated in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Substantially restricted assets are comprised of cash and cash equivalents, receivables and investments. Substantially restricted assets for 2008 include $26.5 million for the valuation of put options on our trading investments.

(4)	Mezzanine Equity relates to our Series B Stock issued in the Capital Transaction described in Note 2 — Capital Transaction of the Notes to Consolidated Financial Statements. See Note 12 — Mezzanine Equity of the Notes to Consolidated Financial Statements for the terms of the Series B Stock.

(5)	Cash dividends declared per share for 2004 is based on Viad declared dividends of $0.18 per share during the first half of 2004 and MoneyGram declared dividends of $0.02 per share during the second half of 2004.

(6)	Investable balances are comprised of cash and cash equivalents and investments.

(7)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(8)	Includes 30,000, 18,000, 16,000, 16,000 and 15,000 locations in 2008, 2007, 2006, 2005 and 2004, respectively, that issue both money orders and offer money transfers.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Basis of Presentation

On December 18, 2003, MoneyGram International, Inc. (“MoneyGram”) was incorporated in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin-off of Viad’s payment services business (the “spin-off”) operated by Travelers Express Company, Inc. (“Travelers”). On June 30, 2004, Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock to Viad’s stockholders in a tax-free distribution. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc. (“MPSI”), with MPSI remaining as the surviving corporation. The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 3 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further information regarding consolidation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

During 2007, we paid $3.3 million in connection with the settlement of a contingency arising from the Sale and Purchase Agreement related to the continued operations of Game Financial Corporation with one casino. We recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007, representing the recognition of a deferred tax asset valuation allowance partially offset by the reversal of the remaining liability for contingencies which expired. The following discussion of our results of operations is focused on our continuing businesses.

Significant Actions and Developments

Following is a summary of significant actions taken by the Company in 2008 and economic developments during the year that impacted our Consolidated Financial Statements:

Portfolio Realignment and Losses — In the second half of 2007, the asset-backed securities and general credit markets experienced unprecedented deterioration due to increasing concerns over defaults on mortgages and debt in general. This deterioration caused ratings downgrades and market demands for higher risk premiums and liquidity discounts on asset-backed securities, resulting in substantial declines in the fair value of asset-backed securities. The markets continued to deteriorate in 2008, resulting in additional losses in our investment portfolio beyond those recognized in 2007. We completed a plan during the first quarter of 2008 to realign our investment portfolio away from asset-backed securities and into highly liquid assets through the sale of a substantial portion of our available-for-sale portfolio. As a result of this plan, we sold securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) as of December 31, 2007 for a net realized loss of $256.3 million. The realized loss was due to further market deterioration subsequent to the December 31, 2007 valuation and the short timeframe over which we sold the investments. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. After the realignment, our investment portfolio is primarily comprised of cash, cash equivalents and agency securities or securities backed solely by agency securities. As we no longer have the intent to hold our remaining investments classified in “Other asset-backed securities,” we recognized an other-than-temporary impairment charge of $70.3 million in 2008 from the continued deterioration in the markets over increasing mortgage defaults and illiquidity and uncertainty concerns. While the realigned portfolio will significantly reduce our exposure to fluctuations in the fair value of our investments and greatly enhance our liquidity, it has resulted in lower investment yields than we have historically earned.

Capital Transaction — We completed a capital transaction on March 25, 2008 pursuant to which we received $1.5 billion of gross equity and debt capital to support the long-term needs of the business and to provide necessary capital due to the investment portfolio losses (the “Capital Transaction”). In completing the Capital Transaction, we anticipated the further deterioration of our investments classified in “Other asset-backed securities” and “Trading investments.” As a result, the proceeds from the Capital Transaction cover the investment losses recognized in 2008 by the Company for these investments and no further capital needs are anticipated as of the date of this filing. The equity component of the Capital Transaction consisted of a $760.0 million private placement of participating convertible preferred stock (the “Series B Stock”). The debt component consisted of the issuance of $500.0 million of senior secured second lien notes (the “Notes”) with a 10 year maturity. Additionally, we entered into a senior secured amended and restated credit agreement (the “Senior Facility”), amending our existing $350.0 million debt facility to increase the facility by $250.0 million to a total facility size of $600.0 million. The new facility includes $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. We have availability under the revolving facility of $97.4 million at December 31, 2008. For a description of the terms of the equity and debt components of the Capital Transaction, see “Liquidity and Capital Resources — Impact of the Credit Market Disruption” and Note 12 — Mezzanine Equity and Note 10 — Debt of the Notes to the Consolidated Financial Statements. The net proceeds of the Capital Transaction were invested in cash equivalents to supplement our unrestricted assets.

Official Check Restructuring and Repricing — In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships. As of December 31, 2008, we have termination agreements with the majority of our top 10 financial institution customers and expect to exit the remaining top 10 customers upon the expiration of their service contracts. As of December 31, 2008, approximately $1.8 billion of balances for the top 10 customers have run off, with the remaining balances expected to run off over the next six to 15 months as the customers cease issuing new official checks and old issuances are presented to us for payment. Effective June 1, 2008 for most customers and July 1, 2008 for our remaining customers, we reduced the commission rate paid to the majority of our official check financial institution customers. This repricing results in an average contractual payout rate of the effective federal funds rate less approximately 85 basis points. See “Significant Actions and Developments — Interest Rate Environment” and “Results of Operations — Table 3 — Net Investment Revenue Analysis” for discussion regarding the impact of the restructuring and repricing initiatives on our investment revenue and investment commissions.

Money Order Repricing and Review — In the fourth quarter of 2008, we initiated the first phase of a repricing initiative for our money order product sold through retail agent locations. This initiative increases the per-item fee we receive for our money orders and reflects the impact of the realigned investment portfolio on the profitability of this product. We are assessing the impact of this first phase and may roll out additional pricing initiatives in 2009 on a targeted basis. In addition, we continue to review our credit exposure to our agents and may terminate or otherwise revise our relationship with certain agents. We expect volumes to decline from the attrition of money order customers as a result of these initiatives.

Interest Rate Environment — The interest rate environment was volatile during 2008, with the effective federal funds rate, LIBOR, the U.S. prime rate and the U.S. treasury rate declining to historical lows. The following table shows the movement in interest rates affecting our operating results:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007

Fed Funds Effective Rate	0.14000	1.81000	2.00000	2.61000	4.24000
3 Month LIBOR	1.42500	4.05250	2.78313	2.68813	4.07250
U.S. Prime Rate	3.25000	5.00000	5.00000	5.25000	7.25000
5 Year U.S. Treasury Rate	1.54890	2.97930	3.32710	2.43650	3.43970

Interest rates affect our business in several ways, but primarily through investment revenue, investment commission expense and interest expense. First, the majority of our investment portfolio (including cash and cash equivalents) is floating rate, causing investment revenue to decrease when rates decline and increase when rates rise. Second, the commissions we pay to our official check financial institution customers are variable rate and primarily based on the effective federal funds rate. Accordingly, our investment commissions expense decreases when rates decline and increases when rates rise. As discussed in “Results of Operations — Table 3 — Net Investment Revenue Analysis,” our net investment margin is based on the spread between the yield earned on our investment portfolio and the commission rates paid to our official check customers. In a declining federal funds rate environment, our net investment margin will typically be benefited, while an increasing federal funds rate environment will typically have a negative impact on our net investment margin. This is due to lag in when changes in interest rates impact the two components of the net investment margin, with commission rates resetting faster than our investment portfolio. In the current environment, the federal funds rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While the vast majority of our contracts require the financial institution customers to pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commissions amount. We continue to monitor the negative commissions and may decide to pursue payment at a future date. Third, our Senior Facility is floating rate debt. Accordingly, our interest expense will decrease in a declining rate environment and increase when rates rise. See “Expenses” for further discussion regarding interest expense and “Liquidity and Capital Resources” and Note 10 — Debt of the Notes to the Consolidated Financial Statements for further discussion of our Senior Facility.

Economic Recession — The global macroeconomic conditions deteriorated in 2008, with many countries, including the United States, formally declaring during the fourth quarter that their economies were in a recession. Unemployment rates have significantly increased and it is generally believed that unemployment rates will increase further before showing improvement. Historically, the performance of the money remittance industry has been resilient during economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. However, given the global economic uncertainty, we have less visibility to the future and believe growth rates could be impacted by slowing economic conditions. In addition, bill payment products available in the U.S. market may not be as resilient as money transfers given the more discretionary nature of some items paid for by consumers using these products. We believe the current economic conditions negatively affected our growth in the fourth quarter of 2008. See “Outlook for 2009” for further discussion of expected impacts of the economic recession on our operating results.

Executive Management Changes — On June 19, 2008, we announced the departure of Philip W. Milne, President and Chief Executive Officer. On January 21, 2009, the Board of Directors appointed Anthony P. Ryan as President and Chief Executive Officer and Pamela H. Patsley as Executive Chairman of the Board. During the second quarter of 2008, we hired Lonnie Keene as our new Executive V.P. and Chief Compliance Officer and during the third quarter of 2008, we hired Mubashar Hameed as our new Executive V.P and Chief Information Officer.

Tax Developments — During 2008, we evaluated various tax positions related to the net securities losses incurred in 2008 and 2007. In the fourth quarter of 2008, the Company completed the evaluation of the technical merits of tax positions with respect to part of the net securities losses and recorded a $90.5 million tax benefit from the release of deferred tax valuation allowances relating to net securities losses in 2008 and 2007. Based on the identified tax positions, we received a $24.7 million income tax refund during 2008 and an additional $43.5 million income tax refund in January 2009. As we assess changes in facts and circumstances in the future, we may record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. We continue to evaluate additional available tax positions related to the net securities losses.

RESULTS OF OPERATIONS

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

We derive revenue primarily through service fees charged to consumers and through our investments. Fee and other revenue consist of transaction fees, foreign exchange and miscellaneous revenue. Transaction fees are fees earned on the sale of money transfers, retail money order, bill payment products and official check transactions. Money transfer transaction fees are fixed per transaction and may vary based upon the face amount of the transaction, the originating location and the receiving location. Money order and bill payment transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on international money transfer transactions. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.

Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments. Investment balances vary based on the number of payment instruments sold, the average face amount of those payment instruments and the average length of time that passes until the instruments are presented for payment. Net securities gains and losses consist of realized gains and losses on the sale of investments, other-than-temporary impairments of investments and unrealized gains and losses on trading investments.

We incur fee commission expense on our money transfer products. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders. In certain limited circumstances for large agents, we may pay a fixed commission amount based on money order volumes transacted by that agent. Fee commissions also include the amortization of capitalized signing bonus payments to agents.

Investment commission expense consists of amounts paid to financial institution customers of the Payment Systems segment based on the average outstanding cash balances generated by the sale of official checks. Commissions paid to financial institution customers generally are variable based on short-term interest rates. Prior to the third quarter of 2008, investment commissions included costs associated with interest rate swaps and the sale of receivables program. We historically used interest rate swaps to convert a portion of our variable rate commission payments to fixed rate payments, which hedged the interest rate risk associated with the variable rate commissions paid to our financial institution customers. In connection with the interest rate swaps, we paid a fixed amount to a counterparty and received a variable rate payment in return. To the extent that the fixed rate exceeded the variable rate, we incurred an expense related to the swap; conversely, if the variable rate exceeded the fixed rate, we received income related to the swap. In connection with our restructuring of the official check business initiated in the first quarter of 2008, we terminated certain financial institution customer relationships. As a result, we terminated the swaps related to commission payments in June 2008. See further discussion of the termination of these swaps in Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements. Under our sale of receivables program, we historically sold certain of our agent receivables at a discount to accelerate our cash flow; this discount was recorded as an expense. In January 2008, we terminated our sale of receivable program and ceased selling receivables by March 2008. See further discussion on our sale of receivables program in Note 3 — Summary of Significant Accounting Policies — Sale of Receivables of the Notes to Consolidated Financial Statements.

Table 1 — Results of Operations

				2008	2007	2008	2007
				vs.	vs.	vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006	2007	2006

				($)	($)	(%)	(%)
(Amounts in thousands)

Revenue:
Fee and other revenue	$1,105,676	$949,059	$766,881	$156,617	$182,178	17	24
Investment revenue	162,130	398,234	395,489	(236,104)	2,745	(59)	1
Net securities losses	(340,688)	(1,189,756)	(2,811)	849,068	(1,186,945)	NM	NM

Total revenue	927,118	157,537	1,159,559	769,581	(1,002,022)	489	(86)
Fee commissions expense	502,317	410,301	314,418	92,016	95,883	22	30
Investment commissions expense	102,292	253,607	249,241	(151,315)	4,366	(60)	2

Total commissions expense	604,609	663,908	563,659	(59,299)	100,249	(9)	18

Net revenue (losses)	322,509	(506,371)	595,900	828,880	(1,102,271)	164	(185)

Expenses:
Compensation and benefits	224,580	188,092	172,264	36,488	15,828	19	9
Transaction and operations support	219,905	191,066	164,122	28,839	26,944	15	16
Depreciation and amortization	56,672	51,979	38,978	4,693	13,001	9	33
Occupancy, equipment and supplies	45,994	44,704	35,835	1,290	8,869	3	25
Interest expense	95,020	11,055	7,928	83,965	3,127	760	39
Valuation loss on embedded derivatives	16,030	—	—	16,030	—	NM	—
Debt extinguishment loss	1,499	—	—	1,499	—	NM	—

Total expenses	659,700	486,896	419,127	172,804	67,769	35	16

(Loss) income from continuing operations before income taxes	(337,191)	(993,267)	176,773	656,076	(1,170,040)	66	(662)
Income tax (benefit) expense	(75,806)	78,481	52,719	154,287	(25,762)	197	(49)

(Loss) income from continuing operations	$(261,385)	$(1,071,748)	$124,054	$810,363	$(1,195,802)	76	(964)

NM = Not meaningful

Following is a summary of our operating results from continuing operations in 2008:

•	Fee and other revenue increased 17 percent to $1,105.7 million in 2008 from $949.1 million in 2007, driven by continued growth in money transfer (including bill payment) transaction volume. Our Global Funds Transfer segment fee and other revenue grew 17 percent in 2008, driven by 18 percent growth in money transfer (including bill payment) transaction revenue and a 15 percent growth in transaction volume.

•	Investment revenue decreased $236.1 million, or 59 percent, in 2008 due to lower yields earned on our realigned investment portfolio and a substantial decrease in our investment balances from the departure of official check financial institution customers.

•	We recorded $340.7 million of net securities losses comprised of losses from the realignment of the portfolio in the first quarter of 2008, impairments on other asset-backed securities and mark-to-market losses on our trading investments, partially offset by valuation gains from the receipt of put options relating to our trading investments. The Capital Transaction completed on March 25, 2008 included funds to cover these losses.

•	Total commissions expense decreased $59.3 million, or 9 percent, due to lower investment balances from the departure of official check financial institution customers, lower official check commission rates from repricing initiatives and declines in the effective federal funds rate, partially offset by an increase in fee commissions from money transfer transaction growth and a $27.7 million net loss upon the termination of interest rate swaps related to the official check business in the second quarter of 2008.

•	Interest expense increased to $95.0 million in 2008 from $11.1 million in 2007 due to higher outstanding debt as a result of the Capital Transaction and a $2.0 million net loss recorded upon the termination of interest rate swaps related to our floating rate debt in the second quarter of 2008.

•	Expenses increased $172.8 million, or 35 percent, in 2008 over 2007, primarily driven by: an $84.0 million increase in interest expense; $17.7 million of severance and related costs for our former CEO; a $16.0 million non-cash valuation loss from embedded derivatives in our Series B Stock; $9.5 million of costs related to the Capital Transaction and restructuring of the official check business; an $8.8 million goodwill impairment charge resulting from our decision to exit the ACH Commerce business; an $8.5 million increase in incentive compensation as we achieved a higher tier in our incentive plan; and variable costs related to transaction volume, agent base and headcount growth.

•	A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. The Euro was stronger than the U.S. Dollar in 2008, with an average annual Euro to U.S. Dollar exchange rate of 1.47 versus 1.37 in 2007. The strength of the Euro decreased our consolidated net loss by approximately $4.9 million for 2008.

•	A tax benefit of $90.5 million related to net securities losses was recorded in the fourth quarter of 2008.

Table 2 — Net Fee Revenue Analysis

				2008	2007
				vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006

(Amounts in thousands)

Fee and other revenue	$1,105,676	$949,059	$766,881	17%	24%
Fee commissions expense	(502,317)	(410,301)	(314,418)	22%	30%

Net fee revenue	$603,359	$538,758	$452,463	12%	19%

Commissions as a % of fee and other revenue	45.4%	43.2%	41.0%

Fee and other revenue consists of fees on money transfer (including bill payment), money orders and official check transactions. In 2008, fee and other revenue increased by $156.6 million, or 17 percent, compared to 2007, primarily driven by growth in money transfer. Money transfer (including bill payment) fee revenue grew 18 percent in 2008, while money transfer transaction volume increased 15 percent. Transaction growth resulted in incremental fee and other revenue of $149.2 million in 2008, while changes in product and corridor mix resulted in incremental revenue of $3.1 million in 2008. See “Results of Operations — Table 6 — Global Funds Transfer Segment” for further information regarding changes in product and corridor mix. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased total fee and other revenue by $20.7 million in 2008.

For 2007, fee and other revenue increased by $182.2 million, or 24 percent, compared to 2006, primarily driven by growth in money transfer (including bill payment). Growth in money transfer fee and other revenue (including bill payment) continued to be in line with growth in money transfer transaction volume, which increased 27 percent during the year as a result of our network expansion and targeted pricing initiatives. Transaction growth resulted in incremental fee and other revenue of $179.0 million. This transaction growth was offset slightly by a $9.9 million decrease in money transfer fees resulting from targeted pricing initiatives and changes in geographic and product mix (money transfer versus bill payment). The change in the Euro exchange rate increased total fee and other revenue by $21.5 million in 2007 compared to 2006.

Our targeted pricing initiatives, which were initiated in the first half of 2005, included reducing the number of pricing tiers or bands, allowing us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. While simplified pricing initiatives have contributed to a lower average per transaction fee, we believe that the initiatives have contributed to our volume growth for money transfer as simpler pricing and lower overall fees attract new customers. During 2007, the gap between total revenue growth and money transfer transaction growth narrowed primarily because we lapped the first full year of implementation of simplified pricing initiatives.

Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service as we generally do not pay fee commissions on our money order products. In 2008, fee commissions expense increased $92.0 million, or 22 percent, compared to 2007. Higher money transfer transaction volumes increased fee commissions expense by $59.7 million while higher average commissions per transaction, primarily from higher commissions paid to Walmart Stores, Inc. (“Walmart”) from new contract pricing, increased commissions by $16.4 million. Amortization of signing bonuses increased $11.4 million in 2008 from the signing of several large agents in 2007 and one large agent in the first quarter of 2008. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased fee commissions expense by $10.2 million.

For 2007, fee commissions expense grew at a faster pace than fee revenue, increasing $95.9 million, or 30 percent, compared to 2006, driven by higher money transfer transaction volume, tiered commissions and a stronger Euro. Higher money transfer transaction volumes increased fee commissions expense by $79.0 million, while higher average commissions per transaction increased commissions by $10.2 million, primarily from tiered commissions. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying our agents for performance and allowing them to participate in adding market share for MoneyGram. The change in the Euro exchange rate, which is reflected in each of the amounts above, increased fee commissions by $9.7 million in 2007 compared to 2006.

Net fee revenue increased 12 percent in 2008, compared to 2007. Net fee revenue growth is lower than fee and other revenue growth as fee commissions expense increased at a faster pace than revenue, primarily from higher commission rates and amortization of signing bonuses. Net fee revenue increased 19 percent in 2007, compared to 2006, driven primarily by the increase in money transfer transaction volume. Growth in net fee revenue in 2007, compared to 2006, was lower than fee and other revenue growth primarily due to tiered commissions.

Table 3 — Net Investment Revenue Analysis

				2008	2007
				vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006

(Amounts in thousands)

Components of net investment revenue:
Investment revenue	$162,130	$398,234	$395,489	(59%)	1%
Investment commissions expense (1)	(102,292)	(253,607)	(249,241)	(60%)	2%

Net investment revenue	$59,838	$144,627	$146,248	(59%)	(1%)

Average balances:
Cash equivalents and investments	$4,866,339	$6,346,442	$6,333,115	(23%)	0%
Payment service obligations (2)	3,923,989	4,796,257	4,796,538	(18%)	0%
Average yields earned and rates paid (3):
Investment yield	3.33%	6.27%	6.24%	(2.94%)	0.03%
Investment commission rate	2.61%	5.29%	5.20%	(2.68%)	0.09%
Net investment margin	1.23%	2.28%	2.31%	(1.05%)	(0.03%)

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution. For 2006, 2007 and part of 2008, investment commissions expense also included costs associated with swaps and the sale of receivables program. See further discussion of the termination of swaps and the sale of receivables program in 2008, in Note 7 — Derivative Financial Instruments and the sales of receivables program in Note 3 — Summary of Significant Accounting Policies, respectively, of the Notes to Consolidated Financial Statements.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($3.7 million, $349.9 million and $382.6 million for 2008, 2007 and 2006, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount shown in the “Components of net investment revenue” section by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2008 decreased $236.1 million, or 59 percent, compared to 2007, due to lower yields earned on our realigned investment portfolio and the decrease in our investment balances from the termination of official check financial institution customers and the termination of our sale of receivables program. Also negatively impacting investment revenue in 2008 is the application of the cost recovery method of accounting for investments classified as “Other asset-backed securities.” Under cost recovery, interest proceeds are deemed to be recoveries of principal, with no recognition as investment revenue until the principal of the related security is fully recovered. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further information related to the application of the cost recovery method. During 2008, we received interest proceeds of $26.9 million from our “Other asset-backed securities,” with $10.7 million applied to reduce the book value of the related securities. The remaining $16.2 million of interest proceeds was recognized as investment revenue in 2008 and includes $10.0 million related to the recovery of a security that was previously fully impaired in 2007. Investment revenue in 2007 increased one percent over 2006 due to higher yields and average investable balances in 2007, partially offset by $14.0 million in cash flows in 2006 from previously impaired investments and income from limited partnership interests. During the last half of 2007, our cash investments and adjustable rate securities, which are primarily tied to LIBOR, earned a higher yield due to the disruption in the credit markets.

Investment commissions expense decreased $151.3 million, or 60 percent, in 2008 compared to 2007 due to lower investment balances upon which commissions were paid, lower commission rates from the official check repricing and the decline in the effective federal funds rate. Partially offsetting these benefits is the net loss of $27.7 million resulting from the June 2008 termination of interest rate swaps related to the official check business. See Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding these terminations. Investment commissions expense in 2007 increased $4.4 million, or two percent, compared to 2006, primarily reflecting an increase of 5 basis points in the average effective federal funds rate over the prior year and higher average investable balances.

At December 31, 2008, we did not have any outstanding interest rate swaps. At December 31, 2007, we had $1.4 billion of outstanding swaps with an average fixed pay rate of 4.3 percent, compared to $2.6 billion with an average fixed pay rate of 4.3 percent at December 31, 2006. Approximately $1.4 billion of swaps matured during 2007. The run-off of swaps during 2007 increased investment commission expense by $4.5 million over 2006.

Net investment revenue decreased 59 percent in 2008 compared to 2007, reflecting the decline in portfolio yields and average investable balances and the termination loss on swaps, partially offset by the commission rate repricing initiative and the decline in the effective federal funds rate. The net investment margin decreased 105 basis points from 2007 to 1.23 percent for 2008 as a result of the same factors. Net investment revenue decreased one percent in 2007 compared to 2006, reflecting the 2006 benefit from pre-tax cash flow on previously impaired investments and income from limited partnerships, as well as higher commission rates and swap costs in 2007. The net investment margin decreased three basis points to 2.28 percent in 2007 compared to 2006 for the same reasons.

Table 4 — Net Securities Losses

				2008	2007
				vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006

(Amounts in thousands)

Gross realized gains	$34,200	$5,611	$5,080	$28,589	$531
Gross realized losses	(290,498)	(1,962)	(2,653)	(288,536)	691
Other-than-temporary impairments	(70,274)	(1,193,210)	(5,238)	1,122,936	(1,187,972)

Net securities losses from available-for-sale investments	(326,572)	(1,189,561)	(2,811)	$862,989	$(1,186,750)

Gross unrealized losses from trading investments	(14,116)	(195)	—	(13,921)	(195)

Net securities losses	$(340,688)	$(1,189,756)	$(2,811)	$849,068	$(1,186,945)

Net securities losses for 2008 reflect $256.3 million of net realized losses from the realignment of the investment portfolio in the first quarter of 2008, $70.3 million of other-than-temporary impairments on our other asset-backed securities and a net $14.1 million unrealized loss from our trading investments. Unrealized losses from our trading investments is comprised of a $40.6 million decline in the value of our trading investments, partially offset by a $26.5 million unrealized gain relating to put options received in the fourth quarter of 2008 relating to the trading investments. The other-than-temporary impairments and unrealized losses are the result of continued deterioration in the mortgage markets, as well as increasing illiquidity and uncertainty in the broader markets. In December 2008, two of our three auction rate securities classified as trading investments had the embedded preferred put option exercised. As a result of the embedded preferred put option being exercised, one trading security is now a perpetual preferred stock while the other security is now collateralized by perpetual preferred stock. These actions resulted in a decline in fair value as preferred stock is viewed as less liquid and the discretionary income streams are more uncertain. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further information regarding the trading investments. In the fourth quarter of 2008, we opted into a buy-back program sponsored by the trading firm that sold us all of our trading investments. Under this program, we received the right to require the trading firm to redeem our trading investments at full par value beginning in June 2010 (the “put options”). The fair value of these put options is recognized in “Other assets” in the Consolidated Balance Sheets, with the initial fair value and subsequent remeasurements recognized as unrealized gains (losses) from trading investments. In general, the fair value of these put options should offset any unrealized losses from our trading securities as they provide a known cash flow stream in the future, subject to the creditworthiness of the broker issuing the put options. See Note 7 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding these put options.

We had net securities losses of $1.2 billion in 2007 compared to net securities losses of $2.8 million in 2006. The net securities losses recorded in 2007 reflect other-than-temporary impairments recorded in December 2007 as a result of the substantial market deterioration and our decision to realign the investment portfolio. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further discussion of the other-than-temporary impairments.

Expenses

The following discussion relates to operating expenses, other than commissions expense, as presented in Table 1 — Results of Operations.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $36.5 million, or 19 percent, in 2008 compared to 2007, primarily from a $19.5 million increase in severance costs, a $8.5 million increase from higher headcount and an $8.5 million increase in incentive compensation. Severance costs increased primarily due to $16.5 million of costs related to our former CEO. Salaries and benefits increased $8.5 million due to a two percent increase in headcount supporting the growth in the money transfer business. Incentive compensation increased $10.9 million from higher headcount and achieving a higher incentive tier than the prior year, partially offset by a $2.4 million decrease in stock-based compensation expense. While we provided an annual incentive program, no long-term stock-based incentives were offered during 2008. In addition, several large stock-based awards were forfeited during the year due to terminations. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $2.7 million in 2008.

Compensation and benefits increased $15.8 million, or nine percent, in 2007 compared to 2006, primarily from an increase in salaries and benefits of $31.4 million, partially offset by a decrease of $16.7 million in incentive compensation accruals. The increase in salaries and benefits was primarily due to a 10 percent increase in headcount to support the growth of the money transfer business and staff our retail locations in France and Germany. Incentive compensation decreased $18.6 million due to the Company’s 2007 performance and stock price decline, partially offset by a $2.0 million increase in stock-based compensation expense from 2007 grants. The increase in stock-based compensation expense was due primarily to the high value of the Company’s stock price at the date of the 2007 grants, partially offset by a lower number of awards being granted. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased compensation and benefits by approximately $1.4 million compared to 2006.

Transaction and operations support — Transaction and operations support expenses include marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support costs increased $28.8 million, or 15 percent, in 2008 compared to 2007. The Capital Transaction and restructuring of the official check business drove professional fees of $9.5 million in 2008. In addition, professional fees increased $5.1 million in 2008 for costs relating to the growth of the business and various business analyses initiated during the year. In the fourth quarter of 2008, we recognized a goodwill impairment charge of $8.8 million related to our external ACH business, a component of our Payment Systems segment, which we decided to wind down. See further discussion of the impairment recorded in Note 9 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements. Costs related to agent forms and supplies increased $2.8 million from our transaction and agent base growth. Our provision for loss increased by $4.6 million in 2008 due to expected increases in uncollectible receivables from agent growth and the impact of current economic conditions, partially offset by a net $0.7 million increase in recoveries from previously written-off accounts. As our agent base and transaction volumes continue to grow, we expect that provision for loss will increase; however, we expect this growth to be much slower than agent base and transaction growth due to our underwriting and credit monitoring processes. Marketing costs decreased $3.6 million in 2008 from controlled spending, partially offset by higher costs from agent location growth and a new marketing campaign to enhance our brand positioning. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased transaction and operations support by approximately $1.9 million in 2008.

Transaction and operations support costs increased $26.9 million, or 16 percent, in 2007 compared to 2006, primarily due to higher costs from the transaction and agent location growth in the money transfer business, as well as an impairment of $6.4 million of goodwill related to a component of our Payment Systems segment. See further discussion of the impairment recorded in Note 9 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements. Professional fees increased $5.3 million primarily due to increased contractor and consulting fees to support compliance activities and enhancements to our technology systems, as well as increased credit servicing fees. Provision for loss increased in 2007 by $4.6 million over 2006, with no noticeable trends driving the increase other than the growth in agents. Marketing costs increased $3.2 million, agent forms and supplies costs increased $2.7 million and licensing fees increased by $2.5 million, all primarily due to the increase in agent locations. These increases were offset by a $4.1 million decrease in directors deferred compensation expense from the decline in the price of our common stock. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased transaction and operations support by approximately $6.0 million compared to 2006.

Depreciation and amortization — Depreciation and amortization expense includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization increased $4.7 million, or nine percent, in 2008 compared to 2007. Our investment in agent equipment and signage in connection with network growth increased depreciation expense by $3.3 million, while our investment in computer hardware and capitalized software to enhance our support functions increased depreciation expense by $0.3 million. Amortization of leasehold improvements increased by $0.9 million primarily from build-outs at our main offices to support headcount additions and update aging facilities. The change in the Euro exchange rate, which is reflected in each of the amounts discussed above, increased depreciation and amortization by approximately $0.7 million in 2008.

Depreciation and amortization expense increased $13.0 million, or 33 percent, in 2007 compared to 2006. Depreciation of agent equipment and signage and amortization of our investment in computer hardware and capitalized software in prior periods increased $5.3 million, and amortization of purchased software increased $5.1 million. The increase in agent equipment and signage is the result of agent growth in prior periods, while the increase from hardware and software relates to our investment in our infrastructure to support our business growth. We believe these investments helped drive the growth in the money transfer product. In addition, amortization of acquired intangible assets increased by $1.2 million, primarily from the acquisition of PropertyBridge, Inc. (“PropertyBridge”) on October 1, 2007. See further discussion in Note 9 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements.

We are developing a new system to provide improved connections between our agents and our marketing, sales, customer service and accounting functions. The new system and associated processes are intended to increase the flexibility of our back office and improve operating efficiencies. In 2008 and 2007, we capitalized software costs of approximately $3.8 million and $3.7 million, respectively, related to the enhancements to our financial processing systems that will impact future depreciation and amortization.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expenses increased $1.3 million, or three percent, for 2008 compared to 2007 from higher rent, software maintenance and building operating costs, partially offset by lower freight and supplies expense. Office rent increased $1.3 million in 2008 due to the expansion of our retail locations and normal annual increases under our lease agreements. Software maintenance expense increased $0.9 million in 2008 primarily from purchased licenses to support our growth. Additionally, disposal of fixed assets, building operating costs, maintenance and higher property taxes increased our expenses by $1.6 million. Partially offsetting these increases is a $2.2 million decline in freight and supplies expense due to lower shipments from the timing of the roll out of new agents.

Occupancy, equipment and supplies expense increased $8.9 million, or 25 percent, in 2007 compared to 2006, primarily due to software expense and maintenance, freight and supplies expense and office rent. Software expense and maintenance increased $2.8 million due primarily to purchased licenses to support our growth and compliance initiatives. Freight and supplies expense increased $2.1 million in connection with the growth in our agent locations and the roll-out of several large agents in 2007. Office rent increased $1.9 million due to annual rent increases and expanded retail locations.

Interest expense — Interest expense increased by $84.0 million to $95.0 million in 2008 compared to 2007. This increase is primarily due to higher outstanding debt resulting from the Capital Transaction, amortization of additional deferred financing costs from the new debt, amortization of the debt discount on the Senior Facility and a $2.0 million net loss from the termination of interest rate swaps relating to our floating rate debt in the second quarter of 2008. This increase was partially offset by the benefit of the declining interest rate environment on our variable rate Senior Facility. See Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the termination of swaps. See further discussion of the terms of our debt in Note 10 — Debt of the Notes to Consolidated Financial Statements. Based on rates in effect at December 31, 2008 and the expectation that we will continue to pay all interest in cash, we expect our interest expense to be approximately $99.2 million in 2009.

Interest expense increased 39 percent in 2007 compared to 2006, primarily due to higher average interest rates on our variable rate debt and an increase in outstanding debt as we drew $195.0 million under our Senior Facility in the second half of 2007. The increase was partially offset by net receipts of $1.5 million under our cash flow hedges.

Income taxes — For 2008, we had an effective income tax rate of 22.5 percent. The effective tax rate is 12.5 basis points lower than the statutory tax rate primarily due to the $44.6 million net increase in the deferred tax asset valuation allowance, which includes a $90.5 million benefit recognized in the fourth quarter of 2008. In the fourth quarter of 2008, we completed the evaluation of the technical merits of tax positions with respect to part of the net securities losses from 2008 and 2007 and recorded a $90.5 million tax benefit from the release of deferred tax valuation allowances. As we assess changes in facts in circumstances in the future, we may record additional tax benefits as further deferred tax valuation allowances are released and carry- forwards are utilized. We continue to evaluate additional available tax positions related to the net securities losses.

For 2007, we had an effective tax rate of negative 7.9 percent as compared to 29.8 percent in 2006. The decrease in the effective tax rate in 2007 was due to establishing a deferred tax asset valuation allowance of $434.4 million relating primarily to investment losses in 2007. Due to the amount and characterization of these losses, as of December 31, 2007, we determined that it was not “more likely than not” that the deferred tax assets related to the losses would be realized.

Segment Performance

We measure financial performance by our two business segments:

Global Funds Transfer — This segment provides global money transfer services. We also provide money orders and bill payment services to consumers through the U.S. network of agents and, in select markets, company-operated locations. Fee revenue is driven by transaction volume and fees per transaction. In addition, investment income is generated by investing funds received from the sale of retail money orders until the instruments are settled.

Payment Systems — This segment provides financial institutions in the United States with payment processing services, primarily official check outsourcing services, and money orders for sale to their customers. This segment also processes controlled disbursements. Investment income is generated by investing funds received from the sale of payment instruments until the instruments are settled. In addition, fee revenue is derived from per-item fees paid by our financial institution customers.

The business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources.

We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. Investment revenue and net securities gains

(losses) are allocated based upon the allocation of average investable balances. Our derivatives portfolio is also managed on a consolidated level; however, each derivative instrument is utilized in a manner that can be identified to a particular segment. Our interest rate swaps used to hedge variable rate commissions are identified with the official check product in Payment Systems segment, while our forward foreign exchange contracts are identified with our money transfer product in the Global Funds Transfer segment. Our interest rate swaps related to variable rate debt are identified to our Corporate activities, with the related income (expense) included in unallocated interest expense. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense and other miscellaneous corporate expenses not allocated to the segments. Table 5 reconciles “Total segment operating (loss) income” to “(Loss) income from continuing operations before income taxes” as reported in the Consolidated Statements of (Loss) Income.

Table 5 — Segment Information

YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

Operating (loss) income:
Global Funds Transfer	$95,788	$(60,410)	$152,579
Payment Systems	(286,763)	(920,130)	41,619

Total segment operating (loss) income	(190,975)	(980,540)	194,198

Interest expense	95,020	11,055	7,928
Debt extinguishment loss	1,499	—	—
Valuation loss on embedded derivatives	16,030	—	—
Other unallocated expenses	33,667	1,672	9,497

(Loss) income from continuing operations before income taxes	$(337,191)	$(993,267)	$176,773

Table 6 — Global Funds Transfer Segment

				2008	2007
				vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006

(Amounts in thousands)

Money transfer revenue, including bill payment Fee and other revenue	$1,000,815	$850,333	$664,712	18%	28%
Investment revenue	1,874	5,190	5,165	(64%)	0%
Net securities losses	(4,100)	$(9,724)	(25)	(58%)	NM

Total Money transfer revenue, including bill payment	998,589	845,799	669,852	18%	26%
Retail money order and other revenue
Fee and other revenue	65,781	61,053	62,885	8%	(3%)
Investment revenue	24,119	88,576	89,607	(73%)	(1%)
Net securities losses	(45,305)	(224,433)	(598)	(80%)	NM

Total Retail money order and other revenue (losses)	44,595	(74,804)	151,894	160%	(149%)
Total Global Funds Transfer revenue
Fee and other revenue	1,066,596	911,386	727,597	17%	25%
Investment revenue	25,993	93,766	94,772	(72%)	(1%)
Net securities losses	(49,405)	(234,157)	(623)	(79%)	NM

Total Global Funds Transfer revenue	1,043,184	770,995	821,746	35%	(6%)

Commissions expense	(499,819)	(429,837)	(333,524)	16%	29%

Net revenue	$543,365	$341,158	$488,222	59%	(30%)

Operating income (loss)	$95,788	$(60,410)	$152,579	(259%)	(140)%
Operating margin	9.2%	(7.8)%	18.6%

NM = Not meaningful

2008 Compared to 2007

Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers and increased $272.2 million, or 35 percent, in 2008. Fee and other revenue increased $155.2 million, or 17 percent, driven by the growth in money transfer (including bill payment). Investment revenue decreased $67.8 million, or 72 percent, in 2008 due to the lower yields earned on the realigned portfolio. See “Results of Operations — Table 3 — Net Investment Revenue Analysis” for further information regarding average investable balances and yields on the consolidated investment portfolio. Net securities losses recorded on our investment portfolio and allocated to this segment were $49.4 million in 2008, primarily from the realignment of the portfolio in the first quarter and other-than-temporary impairments from continued deterioration in the credit markets. Net securities losses of $234.2 million allocated to this segment in 2007 related to other-than-temporary impairments recognized in the investment portfolio in the fourth quarter from the significant deterioration of the credit markets and our decision to realign the investment portfolio.

Money transfer (including bill payment) fee and other revenue (including bill payment) grew $150.5 million, or 18 percent, in 2008, driven by money transfer transaction volume growth of 15 percent. This growth is the result of our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition, supported by targeted marketing efforts. Through the third quarter of 2008, our revenue growth exceeded our transaction growth due to changes in corridor and product mix (money transfer versus bill payment) and the Euro exchange rate. In the fourth quarter of 2008, transaction growth of eight percent exceeded revenue growth of six percent as the Euro exchange rate weakened and the corridor mix changed. Transaction growth for the full year resulted in incremental fee and other revenue of $149.2 million in 2008, while changes in product and corridor mix resulted in incremental revenue of $3.1 million in 2008. Our domestic originated transactions, which contribute lower revenue per transaction, increased 16 percent in 2008. Internationally originated transactions (outside of North America) increased 17 percent in 2008. Transaction volume to Mexico grew two percent in 2008 compared to eight percent in 2007, reflecting slowing growth from the economic conditions in the U.S. housing market and immigration concerns. Mexico represented nine percent of our total transactions in 2008 compared to 10 percent in 2007.

The money transfer agent base expanded 23 percent to approximately 176,000 locations in 2008, primarily due to the international markets. At December 31, 2008, money transfer agents are located in the following geographic regions: 47,500 locations in Western Europe and the Middle East; 44,000 locations in North America; 24,600 locations in Latin America (including 11,900 in Mexico); 22,700 locations in Eastern Europe; 15,900 locations in the Indian subcontinent; 14,800 locations in Asia Pacific; and 6,500 locations in Africa.

Our targeted pricing initiatives, which were initiated in the first half of 2005, included reducing the number of pricing tiers or bands, allowing us to manage our price-volume dynamic while streamlining the point of sale process for our agents and customers. While targeted pricing initiatives have contributed to a lower average per transaction fee, we believe that the initiatives have contributed to our volume growth for money transfer as a simpler pricing process and lower overall fees attracts new customers. We continue to evaluate the price-volume dynamic and will make further changes where deemed appropriate to support our consumer value proposition.

In January 2008, we launched our MoneyGram Rewards loyalty program in the United States, which provides tiered discounts on transaction fees to our repeat consumers, less paperwork and notifications to the sender when the funds are received, among other features. We believe this program contributed to the strong domestic transaction growth, attracting both new and repeat consumers. We intend to roll-out a loyalty program in Canada and select European markets in 2009, as well as make revisions to the existing program to further enhance its attractiveness to consumers.

Fee and other revenue for retail money order and other products increased eight percent in 2008 from the acquisition of PropertyBridge in October 2007, partially offset by a decline in fee and other revenue for retail money order. While retail money order volumes declined 6 percent during 2008, retail money order fee and other revenue only declined two percent due to non-volume based revenue. In the fourth quarter of 2008, we implemented the first phase of a repricing initiative and undertook a review of the risk versus reward for our money order only agents. Although we expect fees to increase from the repricing initiatives, we expect fees to decline on lower volumes from the attrition of money order agents as a result of these initiatives.

Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service, as well as investment commissions expense and costs related to the sale of receivables program. Commissions expense increased 16 percent in 2008, primarily driven by higher money transfer transaction volume, higher commission rates, amortization of signing bonuses and increases in the Euro exchange rate. Higher money transfer transaction volumes increased fee commissions expense by $59.7 million in 2008, while higher average commissions per transaction, primarily from Walmart, increased commissions by $16.4 million. The extension of the term of the current agreement with Walmart, our largest agent, through January 2013 includes certain commission increases over the term of the contract. The Walmart commission rate increased one percent effective March 25, 2008, but is not scheduled to increase again until 2011. Commissions expense in 2008 benefited from the termination of the sale of receivables program in the first quarter of 2008. For 2007, commissions expense included $22.3 million of expense related to the sale of receivables program, while minimal expense was incurred in 2008 prior to the termination of the program.

Operating income of $95.8 million and an operating margin of 9.2 percent in 2008 increased from an operating loss of $60.4 million and an operating margin of (7.8) percent in 2007, reflecting substantially lower net securities losses and the growth of money transfer (including bill payment) fee revenue at a faster pace than commissions expense growth and investment revenue declines.

2007 Compared to 2006

Total revenue for the Global Funds Transfer segment decreased $50.8 million, or six percent, in 2007, due to net securities losses of $234.2 million from other-than-temporary impairments that were recorded in our investment portfolio and allocated to this segment, significantly offset by strong fee and other revenue growth. See further discussion of the net securities losses in Note 6 — Investment Portfolio of the Notes to Consolidated Financial Statements. Fee and other revenue increased $183.8 million, or 25 percent, in 2007, driven by the growth in the money transfer business (including bill payment). Money transfer fee and other revenue increased 28 percent, while money transfer transaction volume grew 27 percent as a result of our network expansion and targeted pricing initiatives. Transaction growth resulted in incremental fee and other revenue of $179.0 million. Changes in geographic mix and product mix (money transfer versus bill payment) and targeted pricing initiatives resulted in a $9.9 million decline in fee and other revenue. Our domestic transactions, which contribute lower revenue per transaction, grew at a rate of 38 percent in 2007, while internationally originated transactions (outside of North America) grew 34 percent. Growth in transaction volume to Mexico was eight percent in 2007 compared to 29 percent in 2006, reflecting the economic conditions in the U.S. housing market and immigration concerns. Our Mexico volume represented 10 percent of our total transactions in 2007, compared to 11 percent in 2006. The money transfer agent base expanded 30 percent in 2007, primarily in the international markets, to about 143,000 locations.

Fee and other revenue for retail money order decreased three percent in 2007 compared to 2006, in-line with the decline in volume.

Investment revenue decreased one percent in 2007 due to lower average investable balances and as 2006 benefited from $3.1 million of pre-tax cash flow on previously impaired investments and income from limited partnership interests. Pre-tax cash flows in 2007 from previously impaired investments and income from limited partnership interests was nominal. Partially offsetting these factors was a benefit from higher yields earned on our cash investments and adjustable rate securities due to the disruption in the credit markets in the second half of 2007. See “Results of Operations — Table 3 — Net Investment Revenue Analysis” for further information regarding average investable balances and yields on the consolidated investment portfolio.

Commissions expense increased 29 percent in 2007, primarily driven by tiered commission rates paid to certain agents and increases in the Euro exchange rate. Tiered commissions are commission rates that are adjusted upward, subject to certain caps, as an agent’s transaction volume grows. We use tiered commission rates as an incentive for select agents to grow transaction volume by paying the agents for performance and allowing the agent to participate in adding market share for MoneyGram. Walmart achieved new tiers in the third quarter of 2006 and the fourth quarter of 2007.

Operating loss of $60.4 million in 2007 decreased from operating income of $152.6 million in 2006, reflecting the net securities losses of $234.2 million in 2007, partially offset by the growth in money transfer (including bill payment). The operating margin of (7.8) percent in 2007 declined from 18.6 percent in 2006, reflecting the net securities losses in 2007 and the growth of money transfer commissions expense at a faster rate than money transfer fee revenue due to tiered pricing.

Table 7 — Payment Systems Segment

				2008	2007
				vs.	vs.
YEAR ENDED DECEMBER 31,	2008	2007	2006	2007	2006

(Amounts in thousands)

Official check and payment processing revenue Fee and other revenue	$16,737	$13,546	$13,211	24%	3%
Investment revenue	133,820	299,681	295,703	(55%)	1%
Net securities losses	(286,207)	(943,480)	(2,154)	(70%)	NM

Total official check and payment processing (losses) revenue	(135,650)	(630,253)	306,760	(78%)	(305%)
Other revenue
Fee and other revenue	22,049	23,468	25,432	(6%)	(8%)
Investment revenue	2,385	4,548	4,939	(48%)	(8%)
Net securities losses	(5,076)	(12,119)	(34)	(58%)	NM

Total other revenue	19,358	15,897	30,337	22%	(48%)
Total Payment Systems revenue
Fee and other revenue	38,786	37,014	38,643	5%	(4%)
Investment revenue	136,205	304,229	300,642	(55%)	1%
Net securities losses	(291,283)	(955,599)	(2,188)	NM	NM

Total Payment Systems (losses) revenue	(116,292)	(614,356)	337,097	81%	(282%)

Commissions expense	(104,790)	(234,071)	(230,135)	55%	2%

Net (loss) revenue	$(221,082)	$(848,427)	$106,962	74%	(893%)

Operating (loss) income	$(286,763)	$(920,130)	$41,619	69%	(2311%)
Operating margin	246.6%	149.8%	12.3%
Average yields earned and rates paid (1):
Investment yield	3.37%	6.14%	6.11%	(45%)	0%
Investment commission rate	2.60%	4.82%	4.72%	(46%)	2%
Net investment margin	0.84%	1.47%	1.51%	(43%)	(3%)

NM = Not meaningful

(1)	The “Investment yield” is calculated by dividing investment revenue by average invested funds and the “Investment commission rate” is calculated by dividing investment commissions expense by average payment service obligations. The “Net investment margin” is calculated by dividing net investment revenue by average invested funds. Not all of the components of these calculations are shown in this table.

2008 Compared to 2007

Total revenue for the Payment Systems segment includes investment revenue, net securities gains and losses, per-item fees charged to our financial institution customers and fees earned on our rebate processing business. Total Payment Systems losses decreased $498.1 million in 2008, reflecting lower net securities losses, partially offset by a $168.0 million decline in investment revenue. Net securities losses recorded on our investment portfolio and allocated to this segment were $291.3 million in 2008, primarily from the realignment of the portfolio in the first quarter of 2008 and other-than-temporary impairments from continued deterioration in the credit markets. Net securities losses of $955.6 million allocated to this segment in 2007 related primarily to other-than-temporary impairments recognized in the investment portfolio in the fourth quarter of 2007 from the significant deterioration of the credit markets and our decision to realign the investment portfolio. See further discussion of the losses in Note 6 — Investment Portfolio of the Notes to Consolidated Financial Statements. Investment revenue declined

$168.0 million, or 55 percent, in 2008 from lower yields earned on our realigned portfolio and the decline in investable balances from the departure of official check financial institution customers. Fee and other revenue increased $1.8 million, or 5 percent, in 2008, due to recoveries of costs for forms related to terminated financial institution customers.

Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices, as well as costs related to the sale of receivables program. For the Payment Systems segment, commissions expense also includes costs associated with interest rate swaps used to hedge our variable rate commission payments. Commissions expense decreased $129.3 million in 2008, primarily from lower investable balances from the departure of financial institution customers, repricing initiatives and a steady decline in the effective federal funds rate during the year. These factors were partially offset by a $27.7 million loss from the termination of the interest rate swaps in the first quarter of 2008. See Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the termination of the commission swaps.

Operating loss for 2008 was $286.8 million as compared to an operating loss of $920.1 million in 2007, reflecting the lower net securities losses. The net investment margin of 0.84 percent in 2008 as compared to 1.47 percent in 2007 reflects the lower yields on our realigned portfolio, partially offset by lower commission rates from the repricing initiatives and the declining federal funds rate. As the lower commission rates did not go into effect until the second half of 2008, the lower yields on the portfolio offset the benefits of the repricing initiatives.

2007 Compared to 2006

Total Payment Systems losses of $614.4 million in 2007 reflects allocated net securities losses of $955.6 million relating to other-than-temporary impairments recognized in the investment portfolio in the fourth quarter of 2007 from the significant deterioration of the credit markets, ratings downgrades and growing uncertainty and illiquidity. See further discussion of the losses in Note 6 — Investment Portfolio of the Notes to Consolidated Financial Statements. Investment revenue remained relatively stable from 2006, while fee and other revenue declined slightly as 2006 benefited from $2.2 million of early termination fees.

Commissions expense increased two percent in 2007, primarily due to an increase in the average federal funds rate over 2006, as well as the run-off of interest rate swaps through normal maturities.

Operating loss of $920.1 million in 2007 compared to operating income of $41.6 million in 2006 reflects the net securities losses from the deterioration of the credit markets in late 2007 and a goodwill impairment charge of $6.4 million relating to one component of the Payment Systems segment. After considering the net securities losses and goodwill impairment charge, the operating margin for 2007 declined 70 basis points from 2006 due primarily to the run-off of interest rate swaps. The operating margin in 2006 of 12.3 percent included a 2.6 percentage point contribution from cash flows from previously impaired securities, income from limited partnership interests and early termination fees.

Outlook for 2009

Our outlook for 2009 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions during 2009 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A. Risk Factors of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.

Worldwide economic conditions began deteriorating significantly in 2008, with many countries, including the United States, formally announcing that their economies were in a recession. The deterioration in the global economy is evidenced by many factors, including increasing unemployment, substantial government assistance to citizens and certain industries, significant declines in asset values, increasing rates of consumer defaults and corporate bankruptcies and decreased consumer confidence and spending. We cannot predict the duration or extent of severity of this economic downturn, nor the extent to which these global economic developments could negatively affect our business, operating results or financial condition.

While the money remittance industry has generally been resilient during times of economic softness, the current global economic deterioration has begun to adversely impact the demand for money remittances. The World Bank, a key source of industry analysis for developing countries, projects a decline of approximately one percent to six percent in the face value of remittances in 2009. This is consistent with our expectation that money transfer volumes in 2009 will be lower than those experienced in 2008. While we are unable to predict when the global economy and the remittance industry will begin to improve, the World Bank is projecting remittance growth in 2010 of approximately one percent to six percent.

For our U.S.-based retail money order business, we expect the decline in overall paper-based transactions to continue in 2009. The Company has $5.7 million of goodwill allocated to its retail money order business. In completing our assessment of goodwill during the fourth quarter of 2008, we concluded that this goodwill is not impaired based on our estimates for 2009. If actual operating results in 2009 are worse than these estimates, we may need to recognize an impairment of the goodwill assigned to this business.

In our official check business, we expect our net investment margin to decline given the current interest rate environment. As described in “Significant Actions and Developments — Interest Rate Environment,” the effective federal funds rate dropped so low in late 2008 that commissions to most of our financial institution customers were negative at the end of the year. Accordingly, we do not expect any further benefit to commissions expense in 2009. The interest rates earned on our cash and cash equivalents are expected to decline further in the current rate environment, which would cause our investment margin to decline in 2009. Any increase in interest rates in 2009 will also negatively impact our margin due to the lagging impact of rising rates on our investment portfolio.

We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance. In addition, the European Union has adopted the European Commissions’ 2007 Payment Services Directive, which creates a new licensing and regulatory framework for our services in the European Union. As we continue to add staff resources and enhancements to our technology systems to address the regulatory trend and the Payment Services Directive, our operating expenses related to regulatory compliance will likely increase.

Acquisitions and Discontinued Operations

Raphael’s Bank France — On February 2, 2009, MoneyGram acquired the French assets of R. Raphael’s & Sons PLC (“Raphael’s Bank”) for a purchase price of $3.2 million. The acquisition of Raphael’s Bank provides us with five highly productive money transfer stores in and around Paris, France that will be integrated into our French retail operations. We incurred $0.2 million of transaction costs related to this acquisition in 2008 which are included in the “Transaction and operations” expense line in the Consolidated Income Statements.

MoneyCard World Express, S.A. and Cambios Sol S.A. — On July 10, 2008 and July 31, 2008, MoneyGram acquired two of its super-agents in Spain, MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol S.A. (“Cambios Sol”), for purchase prices of $3.4 million and $4.5 million, respectively, including cash acquired of $1.4 million and $4.1 million, respectively. The acquisition of these two Spain-based money transfer entities provide us with a money transfer license in Spain, as well as the opportunity for further network expansion and more control over marketing and promotional activities in the region. We incurred $0.5 million of transaction costs in connection with these acquisitions.

The final purchase price allocation as of December 31, 2008, includes $4.3 million of goodwill assigned to our Global Funds Transfer segment and $1.4 million of intangible assets. The intangible assets consist primarily of agent rights, developed technology and licenses and will be amortized over useful lives ranging from three to five years. In addition, there is an indefinite life intangible asset of $0.6 million, which relates to a money transfer license. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

PropertyBridge, Inc. — On October 1, 2007, we acquired PropertyBridge for $28.1 million. A potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008 was not achieved. PropertyBridge is a provider of electronic payment processing services for the real estate management industry. PropertyBridge offers a complete solution to the resident payment cycle, including the ability to electronically accept security deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge is a component of our Global Funds Transfer segment. We incurred $0.2 million of transaction costs in connection with this acquisition.

The final purchase price allocation resulted in goodwill of $24.1 million and purchased intangible assets of $6.0 million, consisting primarily of customer lists, developed technology and a non-compete agreement. Goodwill was assigned to our Global Funds Transfer segment. The intangible assets will be amortized over useful lives ranging from three to 15 years. The operating results of PropertyBridge subsequent to October 1, 2007 are included in the Company’s Consolidated Statements of (Loss) Income.

Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), our former money transfer super-agent in Italy, for $15.0 million. In connection with the acquisition, we formed MoneyGram Payment Systems Italy, S.r.l., a wholly owned subsidiary, to operate the former Money Express agent network. The acquisition provides us with the opportunity for further network expansion and more control of marketing and promotional activities in the region. We incurred $1.3 million of transaction costs and forgave $0.7 million of liabilities in connection with this transaction.

The final purchase price allocation resulted in $16.7 million of goodwill and purchased intangible assets of $7.7 million, consisting primarily of customer lists and a non-compete agreement. Goodwill was assigned to our Global Funds Transfer segment. The intangible assets will be amortized over useful lives ranging from three to five years. The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of (Loss) Income.

ACH Commerce — We purchased ACH Commerce, LLC (“ACH Commerce”) in April 2005 for $9.6 million, of which $1.1 million was paid upon the second anniversary of the acquisition in 2007 in accordance with the terms of the acquisition. After evaluating the Company’s market opportunity for certain of its electronic payment services, we announced a decision in December 2008 to exit the ACH Commerce business. In connection with this decision, we recognized an $8.8 million impairment for all of the goodwill resulting from the acquisition. The Company will continue to utilize the automated clearing house platform obtained through the acquisition to support our other businesses and for internal use.

Game Financial Corporation — During 2007, we paid $3.3 million in connection with the settlement of a contingency in the 2004 Sales and Purchase Agreement related to the continued operations of Game Financial Corporation with one casino. We recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007, representing the recognition of a deferred tax asset valuation allowance, partially offset by the reversal of the remaining liability for contingencies which expired.

CAPITAL TRANSACTION

On March 25, 2008, we completed the Capital Transaction, pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses in late 2007 and the first quarter of 2008. The net proceeds of the Capital Transaction were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility. Following are the key terms of the equity and debt capital issued.

Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 760,000 shares, in aggregate, of Series B Participating Convertible Preferred Stock (the “B Stock”) and shares of non-voting Series B-1 Participating Convertible Preferred Stock (the “B-1 Stock”)(collectively, the “Series B Stock”) to affiliates of THL and affiliates of Goldman Sachs, respectively, for an aggregate purchase price of $760.0 million. After the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent; this equity interest has increased to 80 percent as of December 31, 2008 from the accrual of dividends during the year. In connection with the Capital Transaction, we also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of B-1 Stock.

The Series B Stock pays a cash dividend of 10 percent. At our option, we may accrue dividends at a rate of 12.5 percent in lieu of paying a cash dividend. Dividends may be accrued for up to five years from the date of the Capital Transaction. After five years, if we choose to not pay the dividends in cash, dividends will accrue at a rate of 15 percent. The Series B

Stock participates in dividends with the common stock on an as-converted basis. Due to restrictions in our debt agreements, we accrued rather than paid the dividends on the Series B Stock through December 31, 2008.

The B Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The B-1 Stock is convertible into B Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the B-1 Stock is convertible into Series D Participating Convertible Preferred Stock, which is a non-voting common equivalent stock which is convertible into shares of common stock. The value of the Series B Stock to be converted upon election is equal to the par value of the stock plus any unpaid and accrued dividends. The Series B Stock may be redeemed at the option of the Company if, after five years from the date of the Capital Transaction, the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after 10 years and upon a change in control.

The B Stock votes as a class with the common stock and has a number of votes equal to the number of shares of common stock issuable if all outstanding shares of B Stock were converted plus the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into B Stock and subsequently converted into common stock. See Note 12 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for further information regarding the Series B Stock, including the amendment of the Rights Agreement with Wells Fargo Bank, N.A. as rights agent and the Registration Rights Agreement entered into with the Investors.

Included in the Series B Stock described above are conversion and change of control redemption options which are considered embedded derivatives. During the first half of 2008, until an agreement was entered into with the Investors, these embedded derivatives were required to be bifurcated and accounted for at fair value separately from the Series B Stock. The fair value of these embedded derivatives was remeasured each period, with changes recognized in the Consolidated Statements of (Loss) Income. The increase in the fair value of the liability of $16.0 million for 2008, was recognized in the “Valuation loss on embedded derivatives” line in the Consolidated Statements of (Loss) Income. The changes in fair value were principally driven by movements in the price of our common stock, the volatility of our common stock and credit spreads, and should generally move directionally with changes in the price of our common stock. The changes in the fair value of the embedded derivatives are non-cash gains (losses) which do not impact our liquidity or contractual and regulatory measures or requirements. In August 2008, the Investors and the Company entered into an agreement that explicitly clarifies that the Investors may not require us to net-cash settle the conversion option if we do not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the Series B Stock conversion option no longer meets the criteria for an embedded derivative requiring liability accounting treatment. As a result of this agreement, the related liability was reversed to “Additional paid-in capital” in the third quarter of 2008 and no further remeasurement will be required. See Note 7 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the embedded derivatives.

Senior Credit Facility — As part of the Capital Transaction, our wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior credit facility (the “Senior Facility”) of $600.0 million with various lenders and JPMorgan Chase Bank, N.A (“JPMorgan”), as Administrative Agent for the lenders. The Senior Facility amended and restated the $350.0 million Amended and Restated Credit Agreement, dated as of June 29, 2005, among the Company and a group of lenders and includes an additional $250.0 million term loan. In connection with this transaction, we terminated our $150.0 million 364-Day Credit Agreement with JPMorgan.

The Senior Facility is comprised of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility. Tranche B was issued at a discount of 93.5 percent, or $16.3 million. The interest rate applicable to Tranche A and the revolving credit facility is the Eurodollar rate plus 350 basis points. The interest rate applicable to Tranche B is the Eurodollar rate plus 500 basis points. The maturity date of the Senior Facility is March 2013. Fees on the daily unused availability under the revolving credit facility are 50 basis points. There is a prepayment premium on the Tranche B term loan of two percent during the first year and one percent during the second year of the Senior Facility. Loans under the Senior Facility are secured by substantially all our non-financial assets.

Borrowings under the Senior Facility are subject to various covenants, including limitations on: use of proceeds from borrowings under the Senior Facility; additional indebtedness; mergers and consolidations; sales of assets; dividends and other restricted payments; investments; loans and advances and transactions with affiliates. The

Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio, with compliance required beginning in the fiscal quarter ending March 31, 2009. Under the Senior Facility, we must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010; 1.75:1 from December 31, 2010 through September 30, 2012; and 2:1 from December 31, 2012 through maturity. We are not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009; 6:1 from December 31, 2009 through September 30, 2010; 5.5:1 from December 31, 2010 through September 30, 2011; 5:1 from December 31, 2011 through September 30, 2012; and 4.5:1 from December 31, 2012 through maturity. The Senior Facility also contains a financial covenant requiring us to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Senior Facility.

Second Lien Notes — As part of our Capital Transaction, our wholly-owned subsidiary Worldwide issued $500.0 million of senior secured second lien notes (the “Notes”) maturing in March 2018 to Goldman Sachs. The interest rate on the Notes is 13.25 percent per year unless interest is capitalized, in which case the interest rate increases to 15.25 percent. Prior to March 25, 2011, we have the option to capitalize interest of 14.75 percent, but must pay in cash 0.50 percent of the interest payable. We paid the interest through December 31, 2008 and anticipate that we will continue to pay the interest under this option.

We can redeem the Notes after five years at specified premiums. Prior to the fifth anniversary, we may redeem some or all of the Notes at a price equal to 100 percent of the outstanding principal at that date plus accrued and unpaid interest, if any, plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Upon a change of control, we are required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. We are also required to make an offer to repurchase the Notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the Note or have not been used to repay certain debt.

The Notes contain covenants that, among other things, limit our ability to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets or subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions and enter into transactions with affiliates. The covenants also substantially restrict our ability to incur additional debt, create or incur liens and invest assets that are subject to restrictions for the payment of payment service obligations. We are also required to maintain at least a 1:1 ratio of certain assets to outstanding payment service obligations. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Notes.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available to us for purposes of managing liquidity and capital needs, including our cash, cash equivalents, investments, credit facilities and letters of credit. We refer to our cash equivalents, trading investments and available-for-sale investments collectively as our “investment portfolio,” with cash equivalents comprising our “short-term portfolio,” and trading investments and available-for-sale investments comprising our “long-term portfolio.” The short-term portfolio is used in managing our daily operating liquidity needs.

Liquidity

We utilize our cash and cash equivalents as the main tools to manage our daily operating liquidity needs. Our primary operating liquidity need relates to the monies required to settle our payment instruments and related fees and commissions on a daily basis. Our second primary operating liquidity need relates to the funding of the routine operating activities of the business. To meet these needs, we must have sufficient highly liquid assets to meet our obligations at all times and be able to move funds on a global and timely basis. We also have a primary objective to maintain excess liquidity beyond our operating needs to provide cushion through the normal fluctuations in, and timing of, our payment service assets and liabilities, as well as to provide liquidity for the investment in the infrastructure and growth of the business.

On average, we pay approximately $1.0 billion a day to settle our payment instruments and make related settlements with our agents and financial institutions. We generally receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We use the in-coming funds from sales of new payment instruments to settle previously sold payment instruments that are presented for payment. In simple terms, the face amount of an instrument sold today is used to settle the face amount of an instrument sold yesterday and presented for payment today. This pattern of cash flows allows us to settle our payment instruments without the need for short-term financing or routine divesting from our long-term portfolio. If sales of new payment instruments declined faster than the settlement of outstanding instruments, we would need to utilize our short-term portfolio to fund the settlement of payment instruments, and in a worst case scenario, would need to sell from our long-term portfolio. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the net cash inflow day, excess cash is reinvested in cash equivalents.

The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity and allows for the pattern of cash flows described above. If the timing of the remittance of funds to us deteriorated, it would alter our pattern of cash flows and could require us to utilize our short-term portfolio for settlements with our agents more frequently. In the current economic conditions, there is a higher risk that the timing of remittances to us could lengthen or that an agent or financial institution customer could default on its remittance obligations. We are managing this risk by closely monitoring the remit patterns of our agents and financial institution customers and acting quickly when we detect deterioration in remittance timing or an alteration in payment patterns. Options available to us include the ability to deactivate an agent or financial institution customer’s equipment at any time, thereby not allowing them to initiate further money transfers or issue further instruments. See “Enterprise Risk Management — Credit Risk” for further discussion of this risk and our actions to mitigate.

The in-coming cash flows related to fees paid by our consumers and income earned on our investment portfolio provide the funds for commission payments to our agents and financial institutions, as well as our operating and capital expenditure cash needs. Substantially all of our commission payments and a significant amount of our operating expenses are tied to transaction volumes. If transaction volumes and the related fee revenue declined, our commission payment needs would decline approximately in tandem. Operating expenses would also decline, but not at the same rate or in the same amount as fee revenue.

To ensure that we maintain adequate liquidity to meet our operating needs at all times, including during the current economic recession, we keep a significant portion of our portfolio in cash and cash equivalents. As of December 31, 2008, 90 percent of our investment portfolio is comprised of cash and cash equivalents. As shown in Table 8 — Unrestricted Assets below, we have unrestricted assets of $391.0 million. These assets would be available to us for purposes of investment in the infrastructure and growth of our business; however, we consider a portion of our unrestricted assets as additional assurance that regulatory and contractual requirements are maintained through the normal fluctuations of our payment service assets and obligations. We believe that we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls. Depending on market conditions and prices, our financial liquidity and other factors, and subject to limitations contained in our Credit Agreement and Indenture, we may seek from time to time to repurchase our Notes and our common stock in open market purchases, privately negotiated purchases or otherwise, and we may seek to repay all or part of our Senior Facility. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts, with two of these banks expected to be consolidated in 2009 due to an acquisition. Due to concerns over the impact of the credit market disruption on our business, we agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, during the first quarter of 2008. These changes reduce the clearing banks’ exposure if we were unable to settle our obligations with them. At no time in the past or in 2008 have we failed to settle with our clearing banks in full. As the credit market disruption continued to deteriorate in 2008, financial institutions in general began to reduce their credit exposure to preserve their capital base. Three banks that clear official checks gave us notice in 2008 that they will not renew their clearing agreements when those agreements expire in mid 2009. The loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business as we are moving the impacted clearing volume to the remaining clearing banks. In the second half of 2008, one clearing bank extended their agreement with us for a five year period and another large bank extended their agreement with us for a three year period. After the exit of the three banks in 2009, we will have five official check clearing banks, all of which have agreed to significantly increase their clearing activity for us. We believe these relationships provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with the smaller of our two money order clearing banks in early 2009 and are in the process of negotiating a new agreement with our primary money order clearing bank.

We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In the first half of 2008, our current international cash management bank informed us of its intent to terminate our relationship. This bank has indicated its willingness to continue the relationship while we convert to our new primary international cash management banking relationship. We currently anticipate completing this process in the first half of 2009. Should we not be successful in completing this process, we would be required to establish a network of numerous smaller cash management banks. While this would not impact the timing of settling money transfers with the consumer, it could alter the pattern of settlement with our agents and increase our banking costs. Altering the pattern of settlement could result in our agent receivables and agent payables being outstanding for one to two days longer than the current pattern.

For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the payment service obligations. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold six percent of our $4.5 billion portfolio as of December 31, 2008 as compared to 32 percent at December 31, 2007. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of the official check business, we expect the SPEs to continue to decline as a percent of our portfolio as the outstanding instruments related to the financial institutions roll-off over the next nine to 15 months. For further information relating to the SPEs, see Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Contractual and Regulatory Capital

Our capital needs derive from our Senior Facility and Notes, certain clearing bank contracts, the SPEs and state regulatory requirements as set forth below and are based on a requirement to maintain certain assets in a defined ratio to our payment service obligation. We monitor our compliance with these capital needs by monitoring our unrestricted assets measure, which we define as cash, cash equivalents, agent receivables, trading and available-for-sale investments and put options related to trading investments in excess of our payment service obligations. As our cash, receivables and payment service obligations generally move in tandem, our unrestricted assets serve as our capital base. Due to the continuous nature of the sales and settlement of our payment instruments described above, we are able to maintain this capital base to provide for long-term capital needs. Our primary capital objective is to have unrestricted assets in an amount which allows us to maintain compliance with all contractual and regulatory requirements during the normal fluctuations in the value of our assets and liabilities. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other investing or financing needs.

Our Senior Facility, Notes, one clearing bank contract and the SPEs contain certain financial covenants that require us to maintain pre-defined ratios of certain assets to payment service obligations as presented in the Consolidated Balance Sheets. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding payment service obligations (the “Total Company Ratio”), as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank (the “Clearing Bank Ratio”). Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution. In addition, under limited circumstances, the financial institution customers who are beneficiaries of the SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.

In addition, through our wholly owned subsidiary and licensed entity, MPSI, we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory payment service obligation measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our internal unrestricted assets measure set forth in Table 8 — Unrestricted Assets below. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million. As of December 31, 2008, we had excess assets over the regulatory payment service obligations (“cushion”) under our most restrictive state of $1.4 billion; all other states had substantially higher cushions.

The regulatory and contractual requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, with no prior notice or penalty or limitations.

Table 8 — Unrestricted Assets

	December 31,	September 30,	June 30,	March 31,	December 31,
(Amounts in thousands)	2008	2008	2008	2008	2007

Cash and cash equivalents (substantially restricted)	$4,077,381	$4,561,905	$4,486,064	$4,654,341	$1,552,949
Receivables, net (substantially restricted)	1,264,885	1,397,179	1,959,438	1,783,241	1,408,220
Trading investments (substantially restricted)	21,485	30,285	35,210	56,413	62,105
Put options related to trading investments	26,505	—	—	—	—
Available-for-sale investments (substantially restricted)	438,774	480,944	504,404	541,053	4,187,384

	5,829,030	6,470,313	6,985,116	7,035,048	7,210,658
Amounts restricted to cover payment service obligations	(5,437,999)	(6,101,759)	(6,636,557)	(6,656,163)	(7,762,470)

Excess (shortfall) of unrestricted assets	$391,031	$368,554	$348,559	$378,885	$(551,812)

As a result of the credit market disruption and accumulating credit rating downgrades on investment securities, our investment portfolio declined in value substantially in November and December 2007. Combined with management’s decision in early 2008 to realign the portfolio, the decline in the investment portfolio value caused us to have a shortfall in our unrestricted assets. Due to the differences in the contractual and regulatory measures, however, the Company maintained compliance with our contractual and regulatory requirements as of December 31, 2007. During the first quarter of 2008, additional declines in the value of our investment portfolio resulted in us being out of compliance with certain contractual and regulatory requirements described above. With the completion of the Capital Transaction, the proceeds of which replenished our capital base, we were in compliance with all contractual and regulatory requirements as of March 31, 2008 and have maintained compliance through December 31, 2008.

We received waivers of default through May 1, 2008 from both the clearing bank and credit agreement lenders through amendments to their respective agreements. These waivers were superseded by amendments to these agreements made in conjunction with the Capital Transaction. In July 2008, we received notice from one state that it is contemplating the assessment of a fine for the period of non-compliance, although no such fine has been assessed at this time. We believe the amount of this fine would not be material to the Consolidated Financial Statements. While we have not received notice from any other regulators, they reserve the right to take action in the future and could impose fines and penalties related to the compliance failure.

In completing the Capital Transaction, we contemplated that our investments classified as trading investments and “Other asset-backed securities” might decline further in value. Accordingly, the capital raised in the Capital Transaction assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing. We believe that our current investment portfolio and operating cash flows are sufficient to ensure on-going compliance with contractual and regulatory requirements in the future as a result of the realignment of the portfolio and the Capital Transaction. Should capital needs exceed our investment portfolio and operating cash flows, we believe our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls. We do not anticipate the use of our Senior Facility to maintain compliance in the future.

In the fourth quarter of 2008, we opted into a buy-back program related to all three of our auction rate securities. Under this program, we received the right to sell the ARS to the original trading firm at par value beginning in June 30, 2010 through July 2, 2012 (the “put options”). The trading firm will maintain the right to sell the ARS at any time through July 2, 2012 and pay us at par value. While we are not able to liquidate these auction rate securities until June 2010, opting into the program provides us with a known cash flow from these securities, subject to the credit worthiness of the trading firm. As the put options are separate from the auction rate security itself, opting into the program does not impact the fair value of the auction rate security. Rather, we have recognized assets separate from the auction rate securities equal to the fair value of the put options received, with a corresponding gain in the Consolidated Statements of (Loss) Income. Changes in the fair value of the put options are recognized in the “Net securities losses” line in the Consolidated Statements of (Loss) Income.

In January 2008, Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”) downgraded our senior unsecured debt rating to non-investment grade at Ba1, BB and BB-, respectively. In March 2008, S&P downgraded our senior unsecured debt rating to B+. Moody’s, S&P and Fitch have also placed us on watch for potential additional downgrades. It is possible that one or more rating agencies will downgrade our debt rating in the future; however, there is no impact to our Senior Facility or Notes if such a downgrade were to occur. Any change in our debt rating would not affect our regulatory status as state and federal regulatory authorities do not consider such ratings as criteria in determining licensing or regulatory compliance.

Other Funding Sources and Requirements

At December 31, 2008, we had overdraft facilities consisting of $7.6 million of letters of credit to assist in the management of our investments and the clearing of our payment service obligations. All of these letters of credit were outstanding as of December 31, 2008, but no amounts have been drawn under the letters of credit. These overdraft facilities reduce the amounts available under the Senior Facility described in Note 10 — Debt of the Notes to Consolidated Financial Statements; accordingly, disclosures of amounts available under the Senior Facility include the outstanding letters of credit.

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,742,573	$101,694	$202,576	$657,661	$780,642
Operating leases	44,510	10,536	17,375	9,025	7,574
Other obligations	$636	636	—	—	—

Total contractual cash obligations	$1,787,719	$112,866	$219,951	$666,686	$788,216

Debt consists of amounts outstanding under the term loan and revolving credit facility at December 31, 2008, as described in Note 10 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at December 31, 2008 is $978.9 million of debt, net of unamortized discounts of $14.2 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2008. At December 31, 2008, we had outstanding borrowings under the Senior Facility of $493.1 million. Our outstanding debt has a floating interest rate indexed to either the U.S. prime bank rate or LIBOR based on our election. For disclosure purposes, the interest rate for future periods has been assumed to be 5.75 to 7.25 percent, which are the rates in effect on December 31, 2008 based on the U.S. prime bank rate. At December 31, 2008, we had outstanding borrowings under the Notes of $500.0 million. The interest expense on the Notes is payable quarterly at a rate of 13.25 percent. Prior to March 25, 2011, the Company can elect to capitalize the interest when due, but if so elected, the interest rate increases to 15.25 percent. The Company has paid the interest payments due on the Notes and Table 9 assumes that the Company will continue to pay interest as due. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio. We have other commitments as described further below that are not included in Table 9.

The Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends in 2008 and expect that dividends will be accrued and not paid in cash for the foreseeable future. While no dividends have been declared as of December 31, 2008, we have accrued dividends of $76.6 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute at least the minimum contribution required by applicable regulations. We were not required to and did not make a contribution to the funded pension plan during 2008. The fair value of the pension plan assets declined by $30.6 million during the year as a result of the severe market deterioration in 2008, reducing the pension plan’s funded status by approximately 20 percent. This decline in the funded status will accelerate minimum required contributions in the future, beginning with an estimated minimum required contribution of $3.0 million for 2009. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2008, we paid benefits totaling $4.5 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.5 million in 2009. Expected contributions and benefit payments under these plans are not included in the table above. See “Critical Accounting Policies — Pension Obligations” for further discussion of these plans.

As of December 31, 2008, the liability for unrecognized tax benefits is $13.1 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to FIN 48, Accounting for Uncertainty in Income Taxes, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2008, the minimum commission guarantees had a maximum payment of $16.3 million over a weighted average remaining term of 1.8 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2008, the liability for minimum commission guarantees is $2.7 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Table 10 — Cash Flows Used In Operating Activities

YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

Net (loss) income	$(261,385)	$(1,071,997)	$124,054
Total adjustments to reconcile net income	341,740	1,301,410	42,485

Net cash provided by continuing operating activities before changes in payment service assets and obligations	80,355	229,413	166,539

Change in cash and cash equivalents (substantially restricted)	(2,524,402)	(563,779)	(261,725)
Change in trading investments, net (substantially restricted)	—	83,200	22,200
Change in receivables, net (substantially restricted)	128,752	342,681	(335,509)
Change in payment service obligations	(2,324,486)	(447,319)	38,489

Net change in payment service assets and obligations	(4,720,136)	(585,217)	(536,545)

Net cash used in continuing operating activities	$(4,639,781)	$(355,804)	$(370,006)

Table 10 summarizes the net cash flows used in operating activities, with the primary operating cash flows related to our payment service assets and obligations. Operating activities used net cash of $4.6 billion in 2008. Besides normal operating activities, cash provided by continuing operations was used to pay $84.0 million of interest on our debt, $57.7 million for signing bonuses to new agents and $29.7 million to terminate our interest rate swaps. We also received an income tax refund of $24.7 million during 2008 and did not make any tax payments. During 2008, we used $4.7 billion of proceeds from the sale and normal maturity of available-for-sale securities and the Capital

Transaction to invest in cash equivalents and settle payment service obligations for instruments sold by departing official check financial institution customers in connection with the official check restructuring.

Operating activities in 2007 used net cash of $355.8 million. Our payment service assets and obligations used $585.2 million of cash due to the normal fluctuations in the timing of settlements of outstanding payment service instruments and the receipt of collected funds from our agents, partially offset by proceeds from the sale of a trading investment for $83.2 million. Besides normal operating activities, cash provided by continuing operations was used to pay $33.1 million for signing bonuses to new agents, $16.0 million of income taxes and $11.6 million of interest on our debt.

Operating activities in 2006 used net cash of $370.0 million. Our payment service assets and obligations used $536.5 million of cash due to the normal fluctuations in the timing of settlements of outstanding payment service instruments and the receipt of collected funds from our agents, partially offset by proceeds from the sale of a trading investment for $22.2 million. Besides normal operating activities, cash provided by continuing operations was used to pay $26.9 million for signing bonuses to new agents, $38.7 million of income taxes and $8.5 million of interest on our debt.

To understand the cash flow activity of our business, the cash provided by (used in) operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash provided by (used in) investing activities related to our investment portfolio.

Table 11 — Cash Flows Provided By Investing Activities

YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

Net investment activity	$3,389,331	$318,716	$516,008
Purchases of property and equipment	(38,470)	(70,457)	(81,033)
Cash paid for acquisitions, net of cash acquired	(2,928)	(29,212)	(7,311)
Other	—	—	—

Net cash provided by investing activities	$3,347,933	$219,047	$427,664

Table 11 summarizes the net cash provided by investing activities, primarily consisting of activity within our investment portfolio. Investing activities provided cash of $3.3 billion in 2008 as compared to $219.0 million in 2007. For 2008, investing activities relate primarily to $2.9 billion of proceeds from the realignment of the investment portfolio and $493.3 million of proceeds from the normal maturity of available-for-sale investments. These proceeds were reinvested in cash and cash equivalents. Net investment activity in 2007 represents $1.1 billion of proceeds from normal maturities and sales of investments, of which $758.9 million was reinvested into the long-term portfolio. The excess proceeds of $318.7 million in 2007 were reinvested in cash and cash equivalents. Net investment activity in 2006 represents $1.2 billion of proceeds from normal maturities and sales of investments, of which $707.5 million was reinvested into the long-term portfolio. The excess proceeds of $516.0 million were reinvested in cash and cash equivalents. We expect our total capital expenditures in 2009 to range from approximately $40.0 million to $65.0 million as we continue to invest in our technology infrastructure and agent network to support future growth and address regulatory trends and the Payment Services Directive.

In 2006, we sold securities with a fair value of $259.7 million to one party (the “acquiring party”). No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by us, nor were we obligated under any scenario to repurchase securities from the acquiring party. The acquiring party sold securities totaling $646.8 million to a qualifying special purpose entity (“QSPE”), including substantially all of the securities originally purchased from us. We acquired the preferred shares of the QSPE and account for this investment at fair value as an available-for-sale investment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2008, the fair value of the preferred shares was zero. See Note 5 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further information regarding this transaction.

Other investing activity consisted of capital expenditures of $38.5 million, $70.5 million and $81.0 million for 2008, 2007 and 2006, respectively, for agent equipment, signage and infrastructure to support the growth of the business and development of software related to our continued investment in the money transfer platform and compliance activities. Additionally, in 2006, we acquired the remaining 50 percent interest in a corporate aircraft. Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $2.6 million of property and equipment received by the Company, but not paid as of December 31, 2008. These amounts were paid in January 2009. In 2008, we acquired two of our super-agents in Spain, MoneyCard and Cambios Sol, for $2.4 million (net of cash acquired of $5.5 million). In 2007, we acquired PropertyBridge for $28.1 million and also paid the remaining $1.1 million of purchase price for ACH Commerce, which was to be paid upon the second anniversary of the acquisition. In 2006, we acquired Money Express, our former super-agent in Italy.

Table 12 — Cash Flows Provided By or Used in Financing Activities

YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

Net proceeds from the issuance of debt	$685,945	$—	$—
Payment on debt	(1,875)	—	—
Net change on credit facilities	(100,000)	195,000	—
Net proceeds from the issuance of preferred stock	707,778	—	—
Proceeds and tax benefit from exercise of share-based compensation	—	7,674	24,643
Purchase of treasury stock	—	(45,992)	(67,856)
Cash dividends paid	—	(16,625)	(14,445)

Net cash provided by (used in) financing activities	$1,291,848	$140,057	$(57,658)

Table 12 summarizes the net cash flows provided by (used in) financing activities. In 2008, financing activities generated $1.4 billion of cash from the Capital Transaction, net of $100.0 million of related transaction costs. From these proceeds, we paid $101.9 million toward the Senior Facility; the remaining proceeds were invested in cash and cash equivalents as shown in Table 10 — Cash Flows Used in Operating Activities. There were no proceeds received from the exercise of options or release of restricted stock, purchases of treasury stock or payment of dividends in 2008. In 2007, we borrowed $195.0 million under our Senior Facility. We generated $7.7 million and $24.6 million of proceeds in 2007 and 2006, respectively, from the exercise of stock options and release of restricted stock, including related tax benefits of $1.1 million and $2.7 million, respectively. We purchased $46.0 million and $67.9 million of treasury stock during 2007 and 2006, respectively, and paid dividends on our common stock of $16.6 million and $14.4 million, respectively.

Mezzanine Equity and Stockholders’ Deficit

Mezzanine Equity — See “Capital Transaction” and Note 12 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for information regarding the mezzanine equity.

Stockholders’ Deficit — On May 9, 2007, our Board of Directors approved an increase of our current authorization to purchase shares of common stock by an additional 5,000,000 shares to a total of 12,000,000 shares. In 2007, we repurchased 1,620,000 shares of our common stock under this authorization at an average cost of $28.39 per share. We suspended the buyback program in the fourth quarter of 2007. As of December 31, 2008, we had repurchased a total of 6,795,000 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,205,000 shares.

Under the terms of the equity instruments and debt issued in connection with the Capital Transaction, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2008 and we do not anticipate declaring any dividends on our common stock during 2009.

Off-Balance Sheet Arrangements

Sale of Receivables — Through December 31, 2007, we had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables were sold to commercial paper conduits (trusts) sponsored by a financial institution and represented a small percentage of the total assets in these conduits. Our rights and obligations were limited to the receivables transferred, and were accounted for as sales transactions under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the assets and liabilities associated with these conduits, including our sold receivables, were not recorded or included in our financial statements. The business purpose of this agreement was to accelerate cash flow for investment. The receivables were sold at a discount based upon short-term interest rates. In December 2007, we decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, we terminated the facility and there is no balance of sold receivables as of December 31, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. Average receivables sold were $3.7 million and $349.9 million in 2008 and 2007, respectively. The expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $0.2 million in 2008 compared to $23.3 million in 2007.

Special Purpose Entities — See Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a discussion of our special purpose entities.

ENTERPRISE RISK MANAGEMENT

Risk is an inherent part of our business, particularly credit risk, interest rate risk, financial institution risk, liquidity risk, operational risk, foreign currency exchange risk and regulatory risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business. The realignment of our portfolio in the first quarter of 2008, the Capital Transaction, the restructuring of our official check business, the interest rate environment and the global macroeconomic environment had a significant impact on our business risks and our risk management strategies in 2008. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value. The extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability. Management implements policies approved by our Board of Directors that cover our investment, capital, credit and foreign currency policies and strategies. The Board receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. An Asset/Liability Committee, comprised of senior management, routinely reviews investment and risk management strategies and results. A Credit Committee, comprised of senior management, routinely reviews credit exposure to our agents. Following is a discussion of the strategies we use to manage and mitigate the risks we have deemed most critical to our business. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements.”

Credit Risk

Credit risk, or the potential risk that we may not collect amounts owed to us, affects our business primarily through receivables, investments and derivative financial instruments. In addition, the concentration of our cash, cash equivalents and investments at large financial institutions exposes us to credit risk.

Financial Institution Risk — Our cash, cash equivalents and investments are concentrated at a few large financial institutions. These institutions act as custodians for our asset accounts, serve as counterparties to our foreign currency transactions and conduct cash transfers on our behalf for the purpose of clearing our payment instruments and related agent receivables and agent payables. Through certain check clearing agreements and other contracts, we are required to utilize several of these financial institutions; in certain cases, we are required to maintain pre-defined levels of cash, cash equivalents and investments at these financial institutions overnight. As a result of the on-going credit market crisis, several financial institutions have faced capital and liquidity issues which led them to restrict credit exposure.

We manage financial institution risk by entering into clearing and cash management agreements with only major financial institutions and regularly monitoring the credit ratings of these financial institutions. Our financial institution risk is further mitigated as the majority of our cash equivalents and investments held by these institutions are invested in securities issued by U.S. government agencies or money market instruments collateralized by U.S. government agencies, which have the implicit or explicit guarantee of the U.S. government depending upon the issuing agency. Our non-interest bearing cash held at our domestic clearing and cash management banks is covered under the Temporary Liquidity Guarantee Program (“TLGP”) as those banks opted in to the program. The Federal Deposit Insurance Corporation (“FDIC”) has created the TLGP program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies and providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In addition, official checks issued by our financial institution customers are treated as deposits under the TLGP. The TLGP is currently effective for all of calendar year 2009, at which point it will expire unless renewed by the FDIC. With respect to our credit union customers, our credit exposure is partially mitigated by NCUA insurance. However, as our credit union customers are not insured by a TLGP-equivalent program, we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take. Corrective actions could include draws upon our Senior Facility to provide short-term liquidity until our assets are released, reimbursements of costs or payment of penalties to our agents and higher banking fees to transition banking relationships in a short timeframe.

At December 31, 2008, we held $2.2 billion, or 49 percent of our investment portfolio, in cash accounts at seven financial institutions with a rating of A or better and time deposits at two financial institutions with a rating of AA or better. We held another $1.6 billion of cash equivalents collateralized by securities issued by U.S. government agencies, or 36 percent of our investment portfolio, at nine financial institutions. Our trading and available-for-sale investments totaling $460.3 million, or 10 percent of our investment portfolio, are held at three financial institutions with a rating of A or better. The remaining $231.8 million, or five percent, of our investment portfolio is comprised of cash and cash equivalents held at foreign banks for use by our international subsidiaries and branches or to comply with local requirements.

Receivables — Credit risk related to receivables is the risk that we are unable to collect the funds owed to us by our agents and financial institution customers who have collected the face amount and fees associated with the sale of our payment instruments from the consumer on our behalf. Substantially all of the business conducted by our Global Funds Transfer segment is conducted through independent agents, while all of the business conducted by the Payment Systems segment is conducted through independent financial institution customers. Our agents and financial institution customers receive the face amount and fees related to the sale of our payment instruments, and we must then collect these funds from them. As a result, we have credit exposure to our agents and financial institution customers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents. For our Global Funds Transfer segment, the credit exposure averages approximately $670.8 million for all products and is spread across more than 17,000 agents, of which three owe us in excess of $15.0 million each at any one time. For our Payment Systems segment, the credit exposure averages approximately $449.0 million for all products and is spread across our 1,800 financial institution customers, of which five owe us in excess of $15.0 million each at any one time.

Our strategy in managing credit risk related to receivables is to ensure that the revenue generation from an agent or financial institution customer is sufficient to provide for an appropriate level of credit risk and to reduce concentrations of risk through diversification, termination of agents or financial institution customers with poor risk-reward ratios or other means. Management’s decision during the fourth quarter of 2008 to terminate its ACH business was based primarily on a review of the credit risk associated with that business.

Due to the larger average face amount of money orders and official checks, we consider our credit exposure from these products to be of higher risk than exposure due to money transfers. However, in the current macroeconomic environment and as a result of our international growth, credit risk related to our money transfer products is increasing. While the extent of credit risk may vary by product, the process for mitigating risk is substantially the same. We assess the creditworthiness of each potential agent before accepting them into our distribution network.

This underwriting process includes not only a determination of whether to accept a new agent, but also the remittance schedule and volume of transactions that the agent will be allowed to perform in a given timeframe. We actively monitor the credit risk of our existing agents by conducting periodic comprehensive financial reviews and cash flow analyses of our agents who average high volumes of transactions and monitoring remittance patterns versus reported sales on a daily basis. In the current macroeconomic environment, we have tightened our underwriting requirements and have initiated earlier action against agents with a pattern of delayed or late remittances. We also utilize software embedded in our money transfer and retail money order point of sale equipment which provides credit risk management abilities. First, this software allows us to control both the number and dollar amount of transactions that can be completed by both agent and location in a particular timeframe. Second, this software allows us to monitor for suspicious transactions or volumes of sales, which assists us in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, the software allows us to remotely disable the point of sale equipment to prevent agents from transacting if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing. Where appropriate, we will also require bank-issued lines of credit to support our receivables and guarantees from the owners or parent companies, although such guarantees are often unsecured.

The risk for official check is mitigated by only selling these products through financial institution customers, who have never defaulted on their remittances to us and have had only rare instances of delayed remittances. Substantially all of our financial institution customers have a next-day remit requirement, which reduces the build-up of credit exposure at each financial institution. In addition, the termination of our top 10 financial institution customers in connection with the restructuring of official check has resulted in less concentration of exposure at a relatively small number of financial institutions.

Agents who sell money orders only typically have longer remit timeframes than other agents; in addition, the per transaction revenue tends to be smaller for money orders than for money transfers. As part of our review of the money order business, we are currently evaluating our money order only agents to identify agents where the credit risk outweighs the revenue potential. The Company will consider various mitigation actions for the identified agents, including termination of relationships, reductions in permitted transaction volumes and dollars, repricing the fees charged to the agent and prefunding by the agent of average remittances.

Investment Portfolio — Credit risk from the investment portfolio relates to the risk that we are unable to collect the interest or principal owed to us under the legal terms of the various securities. Losses due to credit risk would be reflected as investment losses and other-than-temporary impairments and negatively impact our net revenue. We manage credit risk related to our investment portfolio by investing in short-term assets and in issuers with strong credit ratings. As of December 31, 2008, our conservative investment policy permits the investment of funds only in cash, cash equivalents and securities issued by U.S. government agencies with a maturity of 13 months or less. This policy relates to both cash generated from our operations and the reinvestment of proceeds from the investment portfolio, and is not expected to change in the foreseeable future. As shown below, with the realignment of the investment portfolio, approximately 99 percent of our investment portfolio is comprised of cash, cash equivalents and securities issued by, or collateralized by securities issued by, U.S. government agencies at December 31, 2008:

		Percent of
	Fair	Investment
(Amounts in thousands)	Value	Portfolio

Cash and time deposits held at large financial institutions	$2,218,778	48.9%
Money markets collateralized by U.S. government agencies	1,626,788	35.9%
Securities issued by or collateralized by U.S. government agencies	409,247	9.0%
Cash held at international banks	231,814	5.1%
Other investments	51,013	1.1%

Total investment portfolio	$4,537,640	100.0%

As a result of the realignment of the portfolio, our credit risk primarily relates to the concentration of our investment portfolio in financial institutions and U.S. government agencies. We only hold assets at major financial institutions and manage the risk of concentration at these financial institutions by regularly monitoring their credit ratings. While the credit market crisis and recession have affected all financial institutions, those holding our assets are well capitalized and, to date, there have been no significant concerns as to their ability to honor all obligations related to our holdings. The concentration in U.S. government agencies includes agencies placed under conservatorship by the U.S. government in 2008 and extended unlimited lines of credit from the U.S. Treasury. The implicit guarantee of the U.S. government and its actions to date support our belief that the U.S. government will honor the obligations of its agencies if the agencies are unable to do so themselves.

Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. With the termination of our interest rate swaps in the second quarter of 2008, our derivative financial instruments are used solely to manage exposures to fluctuations in foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default in payments or experience credit rating downgrades, the value of the derivative financial instruments would decline and adversely impact our operating income. We manage credit risk related to derivative financial instruments by entering into agreements with only major financial institutions and regularly monitoring the credit ratings of these financial institutions. We also only enter into agreements with financial institutions that are experienced in the foreign currency upon which the agreement is based.

Interest Rate Risk

Interest rate risk represents the risk that our operating results are negatively impacted by changes in interest rates, and to a lesser extent, the risk that our investment portfolio declines in value due to changes in interest rates. As a result of the realignment of our investment portfolio and the Capital Transaction, the impact of changes in interest rates and our strategy in managing this risk have significantly changed in 2008. Historically, changes in interest rates had a significant impact on the value of our investment portfolio, which meant the Company faced risks of adverse changes to our stockholders’ equity and unrestricted assets from declines in the fair value of the investment portfolio. In addition, the variable rate commissions paid to our financial institution customers were not aligned with the fixed rates earned on a significant portion of our investment portfolio. To manage interest rate risk historically, we utilized interest rate swaps and monitored a wide range of risk measures and analyses, including Value-at-Risk (“VAR”) modeling and income statement simulation. VAR is a risk assessment methodology that estimated the potential decline in the value of our trading and available-for-sale investments under various volatility and interest rate scenarios, among other market conditions. Through December 31, 2007, we included securities classified as trading investments and “Other asset-backed securities” in our Value-at-Risk (“VAR”) analysis as interest rate risk was a significant factor in evaluating potential declines in the value of these securities. Effective March 31, 2008, interest rate risk is no longer a significant factor for these securities; rather, potential declines in value relate primarily to credit risk now. Our interest-bearing cash and cash equivalents are not included in the VAR modeling as the rates earned on these securities are not tied to an index. With the realignment of our investment portfolio, the portfolio is now 90 percent comprised of cash and cash equivalents. Based on these factors, we no longer consider the VAR analysis to be a meaningful assessment of interest rate risk and do not utilize it as part of our risk management strategy.

Given the nature of the realigned portfolio, including the high credit rating of financial institutions holding or issuing our cash and cash equivalents and the implicit guarantee of the U.S. government backing our money markets and majority of available-for-sale investments, we believe there is a low risk that the value of these securities would decline such that we would have a material adverse change in our stockholders’ equity. At December 31, 2008, the Company’s “Other asset-backed securities” are priced on average at four cents on the dollar for a total fair value of $29.5 million. In the fourth quarter of 2008, the Company opted in to a buy-back program related to its trading investments which gives us the right to put the investments to the broker at par value beginning in June 2010. The fair value of the put options received under the buy-back program offset the declines in fair value of the trading investments below par. At December 31, 2008, the combined fair value of the trading investments and related put options was $48.0 million as compared to the $62.3 million par value of the trading investments. As time passes, the difference between the combined fair value and par value will narrow and ultimately will be zero at June 2010 assuming there is no significant deterioration in the credit rating of the related broker. While the Company does believe its “Other asset-backed securities” and trading investments are at a high risk of further decline, the Capital Transaction completed on March 25, 2008 included funds to cover all losses on these securities. Accordingly, any resulting adverse movement in our stockholders’ equity or unrestricted assets from further declines in “Other asset-backed securities” and trading investments would not result in regulatory or contractual compliance exceptions.

Our operating results are primarily impacted by interest rate risk through our net investment margin, which is investment revenue less commissions expense, and interest expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses which earn most of their revenue from the investment portfolio. After the portfolio realignment, we are invested primarily in interest-bearing cash accounts and highly liquid short-term investments. These types of investment have minimal risk of declines in fair value from changes in interest rates as the rates earned reset within a short time of changes in the related interest rate index. Our commissions paid to financial institution customers are variable rate, based primarily on the effective federal funds rate and reset with each monthly payment. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. However, as commission rates reset more frequently than our investments, the changes in investment revenue will lag changes in investment commissions expense. In a declining rate environment, our net investment margin will typically be benefited by this lag, while an increasing rate environment will typically have a negative impact on our net investment margin. In addition, the investment portfolio and commission interest rates differ, resulting in basis risk. We do not currently employ any hedging strategies to address the basis risk between our commission rates and our investment portfolio, nor do we currently expect to employ such hedging strategies. As a result, our net investment margin may be adversely impacted if changes in the commission rate move by a larger percentage than the yield on our investment portfolio.

In the second quarter of 2008, we repriced our official check product to an average of effective federal funds rate less 85 basis points to better match our investment commission rate with our lower yield realigned portfolio. In the current environment, the effective federal funds rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While many of our contracts require the financial institution customers to pay us the negative commission amount, we have opted not to require such payment at this time. As the revenue earned by our financial institution customers from the sale of our official checks primarily comes from the receipt of their investment commissions from us, the negative commissions reduce the revenue our financial insitution customers earn from our product. Accordingly, our financial institution customers may sharply reduce their issuances of official checks if the negative commission positions continue. A substantial decline in the amount of official checks sold would reduce our investment balances, which would in turn result in lower investment revenue for us. As official checks are still required for many financial transactions, including home closings and vehicle purchases, we believe that risk is naturally mitigated in part. We continue to assess the potential impact of negative commissions on our official check business. While there are currently no plans for changes to our business as a result of the negative commissions, we may elect in the future to change some portion of our compensation structure for select financial institution customers to mitigate the risk of substantial declines in our investment balances.

Our Senior Facility is floating rate debt, resulting in decreases to our interest expense in a declining rate environment and increases to our expense when rates rise. We may elect to pay interest for the revolving credit facility and each term loan using the U.S. prime rate or LIBOR as the index and the election may be changed from time to time at our discretion. For the revolving credit facility and the Tranche A loan, the interest rate is either the U.S. prime rate plus 250 basis points or LIBOR plus 350 basis points. For the Tranche B loan, the interest rate is either the U.S. prime rate plus 400 basis points or LIBOR plus 500 basis points. Under the terms of the Senior Facility, the interest rate determined using the LIBOR index has a minimum rate of 2.50 percent. Through 2008, we paid interest using the LIBOR index. Effective with our first interest payment in 2009, we elected to use the U.S. prime rate. Our elections are based on the index which we believe will yield the lowest interest rate until the next reset date. We plan to manage the interest rate risk through the index election and do not currently have plans to utilize interest rate swaps.

The income statement simulation analysis incorporates substantially all of our interest rate sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Components of our pre-tax income which are interest rate sensitive include “Investment revenue,” “Investment commissions expense”

and “Interest expense.” As a result of the current federal funds rate environment, the outcome of the income statement simulation analysis on “Investment commissions expense” in a declining rate scenario is not meaningful as we have no downside risk. In the current federal funds rate environment, the worst case scenario is that we would not owe any commissions to our financial institution customers as the commission rate would decline to zero or become negative. Accordingly, we have not presented the impact of the simulation in a declining rate environment for “Investment commissions expense.” The following table summarizes the changes to affected components of the income statement under various scenarios.

Table 13 — Interest Rate Sensitivity Analysis

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Interest income	$(2,589)	$(2,391)	$(2,222)	$11,275	$22,737	$45,556
Percent change	(9.0%)	(8.3%)	(7.7%)	39.0%	78.7%	157.6%
Investment commissions expense	NM	NM	NM	$(3,215)	$(9,652)	$(23,094)
Percent change	NM	NM	NM	NM	NM	NM
Interest expense	$915	$900	$832	$(1,048)	$(2,097)	$(4,193)
Percent change	0.9%	0.9%	0.8%	(1.0%)	(2.1%)	(4.1%)
Pre-tax loss from continuing operations	NM	NM	NM	$7,012	$10,988	$18,268
Percent change	NM	NM	NM	9.4%	14.8%	24.6%

NM = Not meaningful

Foreign Currency Exchange Risk

Foreign currency exchange risk represents the potential adverse effect on our earnings from fluctuations in foreign exchange rates affecting certain receivables and payables denominated in foreign currencies, as well as the potential adverse effect on our earnings originating in foreign currencies. We offer our products and services through a network of agents and financial institutions with locations in over 189 countries. Foreign exchange risk is managed through the structure of our business and certain business processes. We are primarily affected by fluctuations in the U.S. Dollar as compared to the Euro as a significant amount of our international transactions and settlements with international agents are conducted in the Euro. Our foreign currency exposure is naturally limited by the fact that foreign currency denominated assets and liabilities are generally very short-term in nature. We primarily utilize forward contracts with maturities of less than thirty days to hedge our balance sheet exposure to fluctuations in exchange rates. By policy, we do not speculate in foreign currencies and we promptly buy and sell foreign currencies as necessary to cover our net payables and receivables which are denominated in foreign currencies. The forward contracts are recorded on the Consolidated Balance Sheets. The net effect of changes in exchange rates and the related forward contracts was not significant for 2008.

The operating expenses of our international subsidiaries are substantially denominated in the Euro. The impact of changes in the Euro exchange rate have historically not been material to our Consolidated Statement of (Loss) Income as the changes in revenue are substantially offset by changes in operating expenses. As we continue to grow our business internationally, the impact of fluctuations in the Euro may become material to our operating results. We are currently undergoing an analysis of the various foreign currency exchange risk mitigation tools available to us and may utilize foreign currency instruments more frequently in the future.

In 2008, the strength of the Euro decreased our consolidated net loss by approximately $4.9 million for 2008. Had the Euro appreciated relative to the U.S. Dollar by 20 percent over actual exchange rates for 2008, pre-tax operating income would have increased $2.2 million for the year. Had the Euro depreciated by 20 percent under actual rates for 2008, pre-tax operating income would have decreased $7.0 million for the year. This sensitivity analysis considers both the impact on translation of our foreign denominated revenue and expense streams and the impact on our hedging program.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.

Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. Based on these criteria, management has identified and discussed with the Audit Committee the following critical accounting policies and estimates, including the methodology and disclosures related to those estimates. See Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a comprehensive list of our accounting policies.

Fair Value of Investment Securities — We hold investment securities classified as trading and available-for-sale. Trading securities are recorded at fair value, with unrealized gains and losses reported in the Consolidated Statements of (Loss) Income. Available-for-sale securities are also recorded at fair value, with unrealized gains and losses recorded net of tax in accumulated other comprehensive income in stockholders’ deficit.

We measure fair value in accordance with SFAS No. 157, Fair Value Measurements, which defines fair value as an “exit price,” or the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability, and requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The degree of management judgment involved in determining the fair value of an investment is dependent upon the availability of quoted market prices or observable market parameters. Fair value for the majority of our investments is estimated using quoted market prices in active markets, broker quotes or industry-standard models that utilize independently sourced market parameters. These independently sourced market parameters are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions for similar securities are executed in the marketplace. Examples of such parameters include, but are not limited to, interest rate yield curves, reported trades, broker or dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

We receive prices from an independent pricing service for the vast majority of the fair value of our trading and available-for-sale investments. We verify these prices through periodic internal valuations, as well as through comparison to comparable securities, any broker quotes received and liquidation prices. The independent pricing service will only provide a price for an investment if there is sufficient observable market information to obtain objective pricing. We receive prices from an independent pricing service for investments classified as obligations of states and political subdivisions, commercial mortgage-backed securities, residential mortgage-backed securities, U.S. government agencies, corporate debt securities, preferred and common stock and certain other asset- backed securities.

For investments that are not actively traded, or for which there is not sufficient observable market information, we estimate fair value using broker quotes when available. When such quotes are not available, as well as to verify broker quotes received, we estimate fair value using industry-standard pricing models, discount margins for comparable securities adjusted for differences in our security, risk and liquidity premiums observed in the market place, default rates, prepayment speeds, loss severity and information specific to the underlying collateral to the investment. We maximize the use of market observable information to the extent possible and make our best estimate of the assumptions that a similar market participant would make. Investments which are primarily valued through the use of broker quotes or internal valuations include those classified as other asset-backed securities and certain commercial mortgage-backed securities.

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. In the current market, the most subjective assumptions include the default rate of collateral securities and loss severity as it relates to our other asset-backed securities and illiquidity discounts for trading investments. In 2008, we sold substantially all of our investments classified as other asset-backed securities. As of December 31, 2008, we continue to hold investments classified as other asset-backed securities with a fair value of $29.5 million at December 31, 2008. Using the highest and lowest prices received as part of the valuation process described above, the range of fair value for these securities was $27.3 million to $43.3 million. At December 31, 2008, $27.3 million, or less than one percent, of our trading and available-for-sale investments were valued using internal pricing information. Of this amount, $16.6 million related to investments for which no price was received from the third party pricing service or brokers. Had we used the third party price to value the remaining $10.7 million of internally priced securities, the value of these investments would have ranged from $10.7 million to $12.6 million.

Other-Than-Temporary Impairment — Investments with gross unrealized losses at the measurement date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, and Staff Accounting Bulletin No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. We write down to fair value investments that we deem to be other-than-temporarily impaired through a charge against earnings in the period the securities are deemed to be impaired. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than-temporarily impaired when the underlying reasons for the decline in fair value have made it probable in management’s view that we will not receive all of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairments are charged against earnings in the proper period. Pursuant to our review process, changes in individual security values and credit risk characteristics are regularly monitored to identify potential impairment indicators.

For all investments, we assess market conditions, macroeconomic factors and industry developments each period to identify any impairment indicators. If an impairment indicator is identified, we perform a credit assessment of the impacted investments. In addition, we review all investments meeting established thresholds and monitoring criteria to identify investments that have indications of potential impairments or unfavorable trends that could lead to future potential impairments. These thresholds and monitoring criteria include investments with a fair value significantly less than amortized cost, in an unrealized loss position for more than 12 months or with a rating downgrade or significant decline in fair value from the prior period.

Through December 31, 2007, we also performed a periodic credit risk assessment for each of our asset-backed securities under a systematic methodology, with the exception of investments backed by U.S. government agency securities. The methodology employed a risk-driven approach, whereby securities were assigned to risk classes based on internally defined criteria. The risk classes drove the frequency of the review, with investments in the highest risk class reviewed monthly. With the realignment of the investment portfolio in the first quarter of 2008, this assessment is no longer meaningful as any decline in our asset-backed securities is considered an other-than-temporary impairment as management no longer intends to hold these securities until maturity or recovery.

In assessing an investment with impairment indicators for other-than-temporary impairment, we evaluate the facts and circumstances specific to the investment, including, but not limited to, the following:

•	evaluation of current and future cash flow performance;

•	reason for decline in the fair value of the investment;

•	actual default rates of underlying collateral;

•	subordination available as credit protection on our investment in a securitized transaction;

•	credit rating downgrades on both our investment and the underlying collateral to the investment;

•	extent of unrealized loss and the length of time the investment has been in an unrealized loss position;

•	failure of structured investments to meet minimum coverage or collateralization tests;

•	new information regarding the investment or the issuer;

•	deterioration in the market, industry or geographical area relevant to the issuer or underlying collateral; and

•	our ability and intent to hold the investment for a time sufficient to either receive all contractual cash flows or for the investment to recover to its amortized cost.

As we have an available-for-sale investment portfolio and generally do not utilize our portfolio for liquidity purposes, we believe that our intent and ability to hold an investment and the ability of the investment to generate cash flows are the primary factors in assessing whether an investment in an unrealized loss position is other-than-temporarily impaired. If we no longer have the intent or ability to hold the investment to maturity or call, and it is probable that the investment will not provide all of its contractual cash flows, then we believe an investment in an unrealized loss position is other-than-temporarily impaired. In assessing our intent and ability, we evaluate our needs under regulatory and contractual requirements, changes to our investment strategy and anticipated cash flow needs, including any anticipated customer contract terminations.

Derivative Financial Instruments — Derivative financial instruments are used as part of our risk management strategy to manage exposure to fluctuations in foreign currency rates and interest rates. We do not enter into derivatives for speculative purposes. Derivatives are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments and interpretations. The derivatives are recorded as either assets or liabilities on the balance sheet at fair value, with the change in fair value recognized in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. A derivative that does not qualify, or is not designated, as a hedge will be reflected at fair value, with changes in value recognized through earnings. The estimated fair value of derivative financial instruments has been determined using available market information and certain valuation methodologies.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

In the second quarter of 2008, the Company terminated all of its interest rate swaps and recognized a $29.7 million loss in earnings. As of December 31, 2008, we had $0.8 million of unrealized gains on derivative financial instruments recorded in “Accumulated other comprehensive loss,” all of which related to forward currency agreements. While we intend to continue to meet the conditions to qualify for hedge accounting treatment under SFAS No. 133, if hedges did not qualify as highly effective or if forecasted transactions are no longer probable of occurring or did not occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. We do not believe we are exposed to more than a nominal amount of credit risk in our hedging activities as the counterparties are generally well-established, well-capitalized financial institutions.

Goodwill — SFAS No. 142, Goodwill and Other Intangible Assets, requires annual impairment testing of goodwill based on the estimated fair value of our reporting units, as well as testing whenever an impairment indicator is identified. The fair value of our reporting units is estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal forecasts and operating plans. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions. If the growth rate for our reporting units with goodwill assigned decreases by 50 basis points from the growth rates used in the 2008 valuation, fair value would be reduced by approximately $35.7 million, assuming all other components of the fair value estimate remain unchanged. If the discount rate for our reporting units with goodwill assigned increases by 50 basis points from the discount rate used in the 2008 valuation, fair value would be reduced by approximately $45.9 million, assuming all other components of the fair value estimate remain unchanged.

In the fourth quarter of 2008, we decided to exit the business formerly known as ACH Commerce, which is a component of our Payment Systems segment. As a result, we recognized an $8.8 million goodwill impairment charge. In 2007, we recognized a $6.4 million goodwill impairment charge as a result of the annual impairment test of the FSMC, Inc. (“FSMC”) reporting unit, which is a component of our Payment Systems segment. We did not recognize any impairment charges for goodwill during 2006. See Note 9 — Intangibles and Goodwill of the Notes to Consolidated Financial Statements for further discussion.

Pension obligations — We provide defined benefit pension plan coverage to certain of our employees, as well as former employees of Viad. Our pension obligations were measured as of November 30 through 2007 and as of December 31 beginning in 2008 (the “measurement date”). The change in measurement date is due to the adoption of the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on January 1, 2008. Pension benefits and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors. Following are the assumptions used to measure the projected benefit obligation as of each measurement date and the net periodic benefit cost for the year ended December 31:

	2008	2007	2006

Net periodic benefit cost:
Discount rate	6.50%	5.70%	5.90%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.75%	5.75%	5.75%
Projected benefit obligation:
Discount rate	6.30%	6.50%	5.70%
Rate of compensation increase	5.75%	5.75%	5.75%

Our pension expense for 2008, 2007 and 2006 was $7.1 million, $8.8 million and $9.5 million, respectively. Pension expense is calculated in part based upon the actuarial assumptions shown above. At each measurement date, the discount rate is based on the then current interest rates for high-quality, long-term corporate debt securities with maturities comparable to our obligations. The rate of compensation increase is based on historical compensation patterns for the plan participants and management’s expectations for future compensation patterns.

Our pension assets are primarily invested in marketable securities that have readily determinable current market values. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on pension plan assets is based on our historical market experience, our pension plan investment strategy and our expectations for long-term rates of return. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our expected return. Our pension plan investment strategy is reviewed annually and is based upon plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Our asset allocation at December 31, 2008 consists of approximately 57.5 percent in U.S. domestic and international equity stock funds, approximately 34.0 percent in fixed income securities such as global bond funds and corporate obligations, approximately 5.5 percent in a real estate limited partnership interest and approximately 3.0 percent in other securities. The investment portfolio contains a diversified blend of equity and fixed income securities.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Certain of the assumptions, particularly the discount rate and expected return on plan assets, require significant judgment and could have a material impact on the measurement of our pension obligation. Changing the discount rate by 50 basis points would have increased/decreased 2008 pension expense by $0.6 million. The actual rate of return on average pension assets in 2008 was a decline of 26.3 percent as a result of the substantial disruption in the market and the global recession during the year, as compared to the expected rate of return of 8.0 percent. As the expected rate of return is a long-term assumption and the widely accepted capital market principle is that assets with higher volatility generate greater long-term returns, we do not believe that the actual return for one year is significantly different from the expected return used to determine the benefit obligation. In addition, the participants of our plans are relatively young, providing the plan assets with sufficient time to recover to historical return rates. Changing the expected rate of return by 50 basis points would have increased/decreased 2008 pension expense by $0.6 million.

Income Taxes — We are subject to income taxes in the United States and various foreign jurisdictions. Income before taxes is adjusted for various differences between local tax laws and generally accepted accounting principles. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes at the applicable enacted statutory tax rates. Management assesses the likelihood of whether deferred tax assets will be realized based on the weight of available evidence. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made. To the extent that a valuation allowance is established or increased, an expense within the tax provision is included in our Consolidated Statements of (Loss) Income.

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, which requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit by the tax authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. Our tax filings for various periods are subject to audit by various tax authorities. Actual tax amounts may be materially different from amounts accrued based upon the results of audits by the tax authorities. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate based on current information and management’s best estimate, as well as any applicable related net interest and penalties.

Prior to our spin-off from Viad, income taxes were determined on a separate return basis as if we had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. We are considered the divesting entity in the spin-off and treated as the “accounting successor” to Viad, with the continuing business of Viad is referred to as “New Viad.” As part of the spin-off, we entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between us and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. Although we believe that we have appropriately proportioned such taxes between ourself and Viad, subsequent adjustments may occur upon filing of amended returns or resolution of audits by various taxing authorities.

See Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further information on key accounting policies.

Recent Accounting Developments

Recent accounting developments are set forth in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

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

•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and dividend obligations and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the Capital Transaction, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Loss of Key Employees. We may be unable to attract and retain key employees.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that our important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Change of Control Restrictions. An Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure is discussed under “Enterprise Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-57. See the “Index to Financial Statements” on page F-1.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes- Oxley Act have been included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) in 2008 that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2008 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Proposal 1: Election of Directors,” “Board of Directors and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein titled “Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “2008 Director Compensation,” “Human Resources and Nominating Committee Report” and “Compensation Committee Interlocks” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections titled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Proposal: Approval of Amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan — Equity Compensation Plan Information” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section titled “Board of Directors and Governance” under the captions “Director Independence,” “Policy and Procedures Regarding Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section titled “Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

MoneyGram International, Inc. (Registrant)

Date: March 3, 2009	By: /s/ Anthony P. Ryan Anthony P. Ryan President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2009.

/s/ Anthony P. Ryan Anthony P. Ryan	President and Chief Executive Officer (Principal Executive Officer)

/s/ David J. Parrin David J. Parrin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jean C. Benson Jean C. Benson	Senior Vice President and Controller (Principal Accounting Officer)

* Pamela H. Patsley	Executive Chairman

* Thomas M. Hagerty	Director

* Jess T. Hay	Director

* Scott L. Jaeckel	Director

* Seth W. Lawry	Director

* Othón Ruiz Montemayor	Director

* Ganesh B. Rao	Director

* Anthony P. Ryan	Director

* Albert M. Teplin	Director

/s/ Teresa H. Johnson Teresa H. Johnson *As attorney-in-fact	Executive Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1		Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. (Incorporated by reference from Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.2		Bylaws of MoneyGram International, Inc., as amended and restated November 15, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on November 20, 2007).
4.1		Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.3		Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.4		Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.5		Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.6		Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.7		Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.8		Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.1		Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2		Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended February 9, 2009 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10	.5	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

Exhibit
Number		Description

†10	.6	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10	.7	MoneyGram International, Inc. Management and Line of Business Incentive Plan, as amended and restated March 24, 2008 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.8		Amended and Restated Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.10 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.9		Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.11 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.10		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.12 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.11		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.12		Amended and Restated Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.14 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.13		Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.15 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.14		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.15		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
†10	.16	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.17	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.18	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.19	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.20	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated March 24, 2008 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).
†10	.21	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

Exhibit
Number		Description

†10	.22	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.20 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.23	MoneyGram International, Inc. Special Executive Severance Plan (Tier I) dated March 25, 2008 (Incorporated by reference from Exhibit 10.18 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.24	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.25	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.26	MoneyGram International, Inc. Special Executive Severance Plan (Tier II) dated March 25, 2008 (Incorporated by reference from Exhibit 10.19 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.27	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10	.28	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.29	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.30		$350,000,000 Amended and Restated Credit Agreement, dated as of June 29, 2005, with the lenders named in the agreement, JPMorgan Chase Bank, N.A., as Administrative Agent, Wachovia Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, and KeyBank National Association and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
10.31		Amendment No. 2 to Credit Agreement and Waiver, dated as of January 8, 2008, among MoneyGram International, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 14, 2008).
10.32		Amendment No. 3 to Credit Agreement and Waiver, dated January 25, 2008, among MoneyGram International, Inc., JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.33		Second Amended and Restated Credit Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent and the other lenders party thereto (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 28, 2008).
10.34		$150,000,000 364-Day Credit Agreement, dated as of November 15, 2007, among MoneyGram International, Inc., the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 20, 2007).
10.35		Amendment No. 1 to Credit Agreement and Waiver, dated as of January 8, 2008, between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed January 14, 2008).
10.36		Amendment No. 2 to Credit Agreement and Waiver, dated January 25, 2008, between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., individually and as Administrative Agent (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed January 31, 2008).

Exhibit
Number	Description

10.37	Security Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.38	Amended and Restated Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.39	Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.40	Amended and Restated Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.41	Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.42	Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.43	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.44	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.45	Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.46	Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.47	Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.48	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.49	Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

Exhibit
Number		Description

10.50		MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.51	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.52	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.53	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Incentive Stock Option Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.54	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.55	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.56	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement for Directors (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.57	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
†10	.58	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.59	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.60	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.61	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.62	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.63	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.64	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.65	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.66	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement, effective February 15, 2006 (US Version) (Incorporated by reference from Exhibit 10.40 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

†10	.67	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance-Based Restricted Stock Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.06 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.68	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.69	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.70	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.71	Employment Agreement, as amended and restated November 5, 2007, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 8, 2007).
†10	.72	Separation Agreement and Release of All Claims, dated as of June 18, 2008, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on June 19, 2008).
†10	.73	Confidential Separation Agreement and Release of All Claims, dated as of April 7, 2008, by and between MoneyGram International, Inc. and Long Lake Partners, L.P. and William J. Putney (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).
†10	.74	Independent Consulting Agreement, dated as of April 8, 2008, by and between MoneyGram Payment Systems, Inc., including all of its parent organizations, holding companies, predecessors, divisions, affiliates, related companies and joint ventures, business units and subsidiaries, and William J. Putney (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).
†10	.75	Employment Agreement, dated as of January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10	.76	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10	.77	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.78	Summary of Compensation for Non-Management Directors effective January 1, 2009 (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).
10.79		Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.80		First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
10.81		The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
+10	.82	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).
10.83		Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

Exhibit
Number		Description

*21		Subsidiaries of the Registrant
*23		Consent of Deloitte & Touche LLP
*24		Power of Attorney
*31	.1	Section 302 Certification of Chief Executive Officer
*31	.2	Section 302 Certification of Chief Financial Officer
*32	.1	Section 906 Certification of Chief Executive Officer
*32	.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Anthony P. Ryan	/s/ David J. Parrin
Anthony P. Ryan President and Chief Executive Officer	David J. Parrin Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 3, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 3, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 3, 2009

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2008	2007

(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	4,077,381	1,552,949
Receivables, net (substantially restricted)	1,264,885	1,408,220
Trading investments (substantially restricted)	21,485	62,105
Available-for-sale investments (substantially restricted)	438,774	4,187,384
Property and equipment	156,263	171,008
Intangible assets	14,548	17,605
Goodwill	434,337	438,839
Derivative financial instruments	—	1,647
Other assets	234,623	95,254

Total assets	$6,642,296	$7,935,011

LIABILITIES
Payment service obligations	$5,437,999	$7,762,470
Debt	978,881	345,000
Derivative financial instruments	—	30,370
Pension and other postretirement benefits	130,900	85,451
Accounts payable and other liabilities	121,586	188,778
Deferred tax liabilities	12,454	11,459

Total liabilities	6,681,820	8,423,528
COMMITMENTS AND CONTINGENCIES (Note 16)
MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	458,408	—
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	283,804	—

Total mezzanine equity	742,212	—
STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	62,324	73,077
Retained loss	(649,254)	(387,479)
Unearned employee benefits	(424)	(3,280)
Accumulated other comprehensive loss	(42,707)	(21,715)
Treasury stock: 5,999,175 and 5,910,458 shares in 2008 and 2007	(152,561)	(150,006)

Total stockholders’ deficit	(781,736)	(488,517)

Total liabilities, mezzanine equity and stockholders’ deficit	$6,642,296	$7,935,011

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$1,105,676	$949,059	$766,881
Investment revenue	162,130	398,234	395,489
Net securities losses	(340,688)	(1,189,756)	(2,811)

Total revenue	927,118	157,537	1,159,559
Fee commissions expense	502,317	410,301	314,418
Investment commissions expense	102,292	253,607	249,241

Total commissions expense	604,609	663,908	563,659

Net revenue (losses)	322,509	(506,371)	595,900

EXPENSES
Compensation and benefits	224,580	188,092	172,264
Transaction and operations support	219,905	191,066	164,122
Depreciation and amortization	56,672	51,979	38,978
Occupancy, equipment and supplies	45,994	44,704	35,835
Interest expense	95,020	11,055	7,928
Valuation loss on embedded derivative	16,030	—	—
Debt extinguishment loss	1,499	—	—

Total expenses	659,700	486,896	419,127

(Loss) income from continuing operations before income taxes	(337,191)	(993,267)	176,773
Income tax (benefit) expense	(75,806)	78,481	52,719

(Loss) income from continuing operations	(261,385)	(1,071,748)	124,054
Loss from discontinued operations, net of tax	—	(249)	—

NET (LOSS) INCOME	$(261,385)	$(1,071,997)	$124,054

BASIC (LOSS) EARNINGS PER COMMON SHARE
(Loss) income from continuing operations	$(4.19)	$(12.94)	$1.47
(Loss) income from discontinued operations, net of tax	—	—	—

(Loss) earnings per common share	$(4.19)	$(12.94)	$1.47

DILUTED (LOSS) EARNINGS PER COMMON SHARE
(Loss) income from continuing operations	$(4.19)	$(12.94)	$1.45
(Loss) income from discontinued operations, net of tax	—	—	—

(Loss) earnings per common share	$(4.19)	$(12.94)	$1.45

(Loss) income from continuing operations as reported	$(261,385)	$(1,071,748)	$124,054
Preferred stock dividends	(76,593)	—	—
Accretion recognized on preferred stock	(7,736)	—	—
(Loss) earnings allocated to preferred stockholders	—	—	—

(Loss) income available to common stockholders from continuing operations	(345,714)	(1,071,748)	124,054

Loss allocated to common stockholders from discontinued operations, net of tax	—	(249)	—

Net (loss) income available to common stockholders	$(345,714)	$(1,071,997)	$124,054

Average outstanding common shares	82,456	82,818	84,294
Additional dilutive shares related to stock-based compensation	—	—	1,524
Additional dilutive shares related to preferred stock	—	—	—

Average outstanding and potentially dilutive common shares	82,456	82,818	85,818

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

NET (LOSS) INCOME	$(261,385)	$(1,071,997)	$124,054
OTHER COMPREHENSIVE LOSS
Net unrealized (losses) gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $10,158, ($450,999) and ($9,453)	16,575	(735,838)	(15,423)
Reclassification adjustment for net realized (gains) losses included in net income, net of tax (expense) benefit of ($20,631), $452,107 and $1,068	(33,661)	737,649	1,742

	(17,086)	1,811	(13,681)

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $1,329, ($14,299) and $4,788	2,168	(23,333)	7,812
Reclassification adjustment for net unrealized losses (gains) included in net income, net of tax benefit (expense) of $11,006, ($4,510) and ($6,201)	17,957	(7,357)	(10,118)

	20,125	(30,690)	(2,306)

Prior service costs for pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income, net of tax benefit of $38 and $72	62	117	—
Net actuarial loss for pension and postretirement benefit plans:
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $1,679 and $1,668	2,740	2,649	—
Valuation adjustment for pension and postretirement benefit plans, net of tax (benefit) expense of ($17,409) and $9,152	(28,405)	14,372	—
Minimum pension liability adjustment, net of tax expense of $2,021	—	—	3,297
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $1,863, ($2,257) and $2,326	3,039	(3,682)	3,794

Other comprehensive loss	(19,525)	(15,423)	(8,896)

COMPREHENSIVE (LOSS) INCOME	$(280,910)	$(1,087,420)	$115,158

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2008	2007	2006

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(261,385)	$(1,071,997)	$124,054
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss from discontinued operations	—	249	—
Depreciation and amortization	56,672	51,979	38,978
Investment impairment charges	70,274	1,193,210	5,238
Provision for deferred income taxes	(425)	37,637	33,155
Net loss (gain) on sale of investments	256,299	(3,649)	(2,427)
Unrealized losses on trading investments	40,620	195	—
Valuation gain on put options related to trading investments	(26,505)	—	—
Valuation loss on embedded derivative	16,030	—	—
Net amortization of investment premiums and discounts	735	(15,752)	(8,208)
Asset impairments and adjustments	—	850	893
Signing bonus amortization	37,261	25,815	22,153
Amortization of debt discount and deferred financing costs	7,484	197	168
Debt extinguishment loss	1,499	—	—
Impairment of goodwill	8,809	6,355	—
Provision for uncollectible receivables	12,396	8,532	3,931
Non-cash compensation and pension expense	12,596	14,177	6,600
Other non-cash items, net	11,709	(28,088)	(25,870)
Change in foreign currency translation adjustments	3,039	(3,682)	3,795
Change in other assets	(71,131)	5,401	(10,573)
Change in accounts payable and other liabilities	(95,622)	7,984	(25,348)

Total adjustments	341,740	1,301,410	42,485
Change in cash and cash equivalents (substantially restricted)	(2,524,402)	(563,779)	(261,725)
Change in trading investments, net (substantially restricted)	—	83,200	22,200
Change in receivables, net (substantially restricted)	128,752	342,681	(335,509)
Change in payment service obligations	(2,324,486)	(447,319)	38,489

Net cash used in continuing operating activities	(4,639,781)	(355,804)	(370,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	2,896,011	321,693	425,236
Proceeds from maturities of investments classified as available-for-sale	493,320	755,921	798,224
Purchases of investments classified as available-for-sale	—	(758,898)	(707,452)
Purchases of property and equipment	(38,470)	(70,457)	(81,033)
Cash paid for acquisitions and divestitures	(2,928)	(29,212)	(7,311)

Net cash provided by investing activities	3,347,933	219,047	427,664

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	733,750	—	—
Transaction costs for issuance and amendment of debt	(47,805)	—	—
Payment on debt	(1,875)	—	—
Proceeds from revolving credit facility	—	197,000	—
Payment on revolving credit facility	(100,000)	(2,000)	—
Proceeds from issuance of preferred stock	760,000	—	—
Transaction costs for issuance of preferred stock	(52,222)	—	—
Proceeds and tax benefit from exercise of stock options	—	7,674	24,643
Purchase of treasury stock	—	(45,992)	(67,856)
Cash dividends paid	—	(16,625)	(14,445)

Net cash provided by (used in) financing activities	1,291,848	140,057	(57,658)

CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	—
Investing cash flows	—	(3,300)	—
Financing cash flows	—	—	—

Net cash used in discontinued operations	—	(3,300)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Unearned	Accumulated
		Additional	Retained	Employee	Other	Common
	Common	Paid-In	(Loss)	Benefits	Comprehensive	Stock in
(Amounts in thousands, except per share data)	Stock	Capital	Income	and Other	(Loss) Income	Treasury	Total

December 31, 2005	$886	$80,038	$613,497	$(25,401)	$11,825	$(56,716)	$624,129
Net income			124,054				124,054
Dividends ($0.17 per share)			(14,445)				(14,445)
Employee benefit plans		(8,138)		8,216		21,220	21,298
Treasury shares acquired						(67,856)	(67,856)
Unrealized loss on available-for-sale securities					(13,681)		(13,681)
Unrealized loss on derivative financial instruments					(2,306)		(2,306)
Minimum pension liability					3,297		3,297
Adjustment to initially apply FASB Statement No. 158					(9,221)		(9,221)
Unrealized foreign currency translation adjustment					3,794		3,794

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net loss			(1,071,997)				(1,071,997)
Dividends ($0.20 per share)			(16,625)				(16,625)
Employee benefit plans		1,177		13,905		(662)	14,420
Treasury shares acquired						(45,992)	(45,992)
Unrealized gain on available-for-sale securities					1,811		1,811
Unrealized loss on derivative financial instruments					(30,690)		(30,690)
Amortization of prior service cost for pension and postretirement benefits, net of tax					117		117
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,649		2,649
Valuation adjustment for pension and postretirement benefit plans, net of tax					14,372		14,372
Unrealized foreign currency translation adjustment					(3,682)		(3,682)

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)
Cumulative adjustment for SFAS No. 158- change of measurement date			(390)		(1,467)		(1,857)
Net loss			(261,385)				(261,385)
Reclassification of embedded derivative liability		70,827					70,827
Dividends on B and B-1 Preferred Stock		(76,593)					(76,593)
Accretion of preferred stock		(7,736)					(7,736)
Employee benefit plans		2,749		2,856		(2,555)	3,050
Unrealized loss on available-for-sale securities					(17,086)		(17,086)
Reclassification of unrealized loss on derivative financial instruments					20,125		20,125
Amortization of prior service cost for pension and postretirement benefits, net of tax					62		62
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,740		2,740
Valuation adjustment for pension and postretirement benefit plans, net of tax					(28,405)		(28,405)
Unrealized foreign currency translation adjustment					3,039		3,039

December 31, 2008	$886	$62,324	$(649,254)	$(424)	$(42,707)	$(152,561)	$(781,736)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

MoneyGram International, Inc. and its wholly owned subsidiaries (“MoneyGram”) offers products and services under its two operating segments: Global Funds Transfer and Payment Systems. The Global Funds Transfer segment provides global money transfer services, money orders and bill payment services to consumers through a network of agents. The Payment Systems segment provides financial institutions with payment processing services, primarily official check outsourcing services, money orders for sale to their customers and processes controlled disbursements. The Company’s headquarters are located in Minneapolis, Minnesota, U.S.A. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

MoneyGram was incorporated on December 18, 2003 in the state of Delaware as a subsidiary of Viad Corp (“Viad”) to effect the spin-off of Viad’s payment services business operated by Travelers Express Company, Inc. (“Travelers”) to its stockholders (the “spin-off”). On June 30, 2004 (the “Distribution Date”), Travelers was merged with a subsidiary of MoneyGram and Viad then distributed 88,556,077 shares of MoneyGram common stock in a tax-free distribution (the “Distribution”). Stockholders of Viad received one share of MoneyGram common stock for every share of Viad common stock owned on the record date of June 24, 2004. Due to the relative significance of MoneyGram to Viad, MoneyGram is the divesting entity and treated as the “accounting successor” to Viad for financial reporting purposes in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-11, Accounting for Reverse Spinoffs. Effective December 31, 2005, the entity that was formerly Travelers was merged into MoneyGram Payment Systems, Inc. (“MPSI”), a wholly owned subsidiary of MoneyGram, with MPSI remaining as the surviving corporation.

Note 2 —	Capital Transaction

The Company completed a capital transaction on March 25, 2008 pursuant to which the Company received $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses described in Note 6 — Investment Portfolio. The net proceeds of the Capital Transaction have been invested in cash and cash equivalents to supplement the Company’s unrestricted assets. In connection with the Capital Transaction, the Company capitalized $107.5 million of transaction costs, including $7.5 million of costs paid through the issuance of Series B-1 Participating Convertible Preferred Stock (the “B-1 Stock”). See Note 12 — Mezzanine Equity and Note 10 — Debt for further information regarding transaction costs.

Equity Capital — The equity component of the Capital Transaction consisted of the private placement of 495,000 shares of Series B Participating Convertible Preferred Stock (the “B Stock,” and collectively with the B-1 stock, the “Series B Stock”) and 265,000 shares of B-1 Stock to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) for an aggregate gross purchase price of $760.0 million. As a result of the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent on March 25, 2008. With the accrual of dividends, the Investors had an equity interest of approximately 80 percent on December 31, 2008. See Note 12  — Mezzanine Equity for further information regarding the Series B Stock.

Senior Facility — As part of the Capital Transaction, the Company’s wholly-owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior secured amended and restated credit agreement of $600.0 million with JPMorgan Chase Bank, N.A. (“JPMorgan”) as Administrative Agent for a group of lenders (the “Senior Facility”). The Senior Facility amended the existing $350.0 million debt facility, adding an additional $250.0 million term loan. In connection with this transaction, the Company terminated its $150.0 million 364-Day Credit Agreement with JPMorgan. See Note 10 — Debt for further information regarding the Senior Facility.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Lien Notes — As part of the Capital Transaction, Worldwide issued $500.0 million of senior secured second lien notes to Goldman Sachs (the “Notes”), which will mature in March 2018. See Note 10 — Debt for further information regarding the Notes.

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

Participation Agreement between the Investors and Walmart Stores, Inc. — On February 11, 2008, the Investors entered into a Participation Agreement (as amended on March 17, 2008) with Walmart Stores, Inc. (“Walmart”) in connection with the Capital Transaction. The Company is not a direct party to the Participation Agreement, which was negotiated solely between the Investors and Walmart. Under the terms of the Participation Agreement, the Investors are obligated to pay Walmart certain percentages of accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. Cash payments include dividends paid by the Company to the Investors and any cash payments received by the Investors in connection with the sale of any shares of the Company’s stock to an unaffiliated third party or upon redemption by the Company. Walmart, in its sole discretion, may elect to receive payments in cash or equivalent shares of stock held by the Investors. In addition, through March 17, 2010, the Investors must receive Walmart’s consent prior to voting in favor of, consenting to, or selling shares in a transaction that would cause a change in control of the Company, as defined by the Participation Agreement.

The Company has no obligation to Walmart or additional obligations to the Investors under the terms of the Participation Agreement. However, in accordance with Staff Accounting Bulletin (“SAB”) Topic 5-T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, the Company will recognize the Participation Agreement in its consolidated financial statements as if the Company itself entered into the agreement with Walmart. As Walmart may elect to receive any payments under the Participation Agreement in cash, the agreement is accounted for as a liability award under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), the Company will recognize a liability equal to the fair value of the Participation Agreement through a charge to the Consolidated Statements of (Loss) Income based upon the probability that certain performance conditions will be met. The liability will be remeasured each period until settlement, with changes in fair value recognized in the Consolidated Statements of (Loss) Income. Walmart’s ability to earn the award under the Participation Agreement is conditioned upon the Investors receiving cash payments related to its Series B Stock in excess of the Investors’ original investment in the Company. While it is probable that the performance conditions will be met at December 31, 2008, the fair value of the liability is zero at this time as the Company’s discount rate, based on its debt interest rates and credit rating, exceeds the dividend rate on the preferred stock.

Note 3 —	Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Balance Sheets are unclassified due to the short-term nature of the settlement obligations, contrasted with the ability to invest cash awaiting settlement in long-term investment securities.

Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Inter-company profits, transactions and account balances have been eliminated in consolidation. The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio. The Company follows the accounting guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to determine whether SPEs are qualifying SPEs (a “QSPE”). A QSPE is an entity with significantly limited permissible activities which are entirely specified in the legal documents establishing the SPE and may only be significantly changed with the approval of the holders of at least a majority of the beneficial interests held by parties other than the sponsoring company. If the Company has a variable interest in a QSPE, or is a sponsor of a SPE that does not meet the criteria required to be a QSPE, the Company follows the accounting guidance in Financial Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, to determine if the Company is required to consolidate the SPE.

Working in cooperation with certain financial institutions, the Company has established separate consolidated entities (SPEs) that provide these financial institutions with additional assurance of our ability to clear their official checks. As the Company has determined these SPEs meet the definition of a variable interest entity under FIN 46R, they are consolidated in its Consolidated Financial Statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is recorded within the Payment Systems segment in the Consolidated Statement of (Loss) Income. The Company’s four SPEs had cash, cash equivalents and investments of approximately $281.2 million and $1.9 billion and payment service obligations of approximately $239.8 million and $1.7 billion for the years ending December 31, 2008 and December 31, 2007, respectively.

In connection with the SPEs, the Company must maintain certain specified ratios of segregated investments to outstanding payment instruments, typically 1 to 1. These specified ratios require the Company to contribute additional assets if the fair value of the segregated assets is less than the outstanding payment instruments at any time. Since the realignment of its investment portfolio during the first quarter of 2008, substantially all of the Company’s portfolio is invested in cash and cash equivalents; therefore, the Company does not anticipate having to contribute additional assets in the future to maintain the specified ratios as required by the SPEs. Under certain limited circumstances, the related financial institution customers have the right to either demand liquidation of the segregated assets or to replace the Company as the administrator of the SPE. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution customers. While an orderly liquidation of assets would be required, any of these actions by the financial institution customer could nonetheless diminish the value of the total investment portfolio, decrease earnings and result in the loss of the financial institution customer or other customers or prospects.

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

In July 2006, the Company sold investment securities with a fair value of $259.7 million to one party (the “acquiring party”) for a gain of $0.1 million. No restrictions or constraints as to the future use of the securities were placed upon the acquiring party by the Company, nor was the Company obligated under any scenario to repurchase securities from the acquiring party. In August 2006, the acquiring party sold securities totaling $646.8 million to a QSPE, including substantially all of the securities originally purchased from the Company. The Company acquired the preferred shares of the QSPE and accounts for this investment at fair value as an available-for-sale investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2008 and 2007, the fair value of the preferred shares was zero and $7.8 million, respectively. In addition, a

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary of the Company served as the collateral advisor to the QSPE through May 2008, receiving certain fees and rights standard to a collateral advisor role. Activities performed as the collateral advisor were significantly limited and entirely defined by the legal documents establishing the QSPE. For performing these activities, the Company’s subsidiary received a quarterly fee equal to 10 basis points on the fair value of the collateral, totaling $0.3 million in 2008, $0.7 million in 2007 and $0.2 million in 2006. The Company’s subsidiary also received and recognized a one-time fee of $0.4 million in August 2006 for the placement of the preferred shares of the QSPE.

The Company evaluated the sale of the investment securities under the accounting guidance of SFAS No. 140 to determine if the transfer of securities to the acquiring party constituted a sale for accounting purposes, as well as to determine if the subsequent placement of the sold securities into the QSPE by the acquiring party would be deemed a transfer of securities by the Company to the QSPE. Based upon the terms of the sale to the acquiring party and legal documents relating to the QSPE, the Company determined that sale accounting was achieved upon transfer of the securities to the acquiring party and that the Company was not a transferor of securities to the QSPE. The Company then evaluated the accounting guidance of FIN 46R to determine whether the Company was required to consolidate the QSPE. As the Company does not have the unilateral ability to liquidate the QSPE or to change the entity so that it no longer meets the requirements of a QSPE through either its ownership of the preferred shares or its subsidiary’s role as collateral advisor, the Company is not required to consolidate the QSPE.

Management Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Substantially Restricted — The Company’s licensed entity MPSI is regulated by various state agencies that generally require the Company to maintain a pool of assets with an investment rating of A or higher (“permissible investments”) in an amount generally equal to the payment service obligation, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.

In connection with our Senior Facility, Notes, one clearing bank agreement and the SPEs, we also have certain financial covenants that require us to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under our credit facilities are described in Note 10 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank (the “Clearing Bank Ratio”). Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.

The regulatory and contractual requirements do not require the Company to specify individual assets held to meet our payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to satisfy working capital or other financing requirements. Consequently, we consider a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at December 31:

(Amounts in thousands)	2008	2007

Cash and cash equivalents (substantially restricted)	$4,077,381	$1,552,949
Receivables, net (substantially restricted)	1,264,885	1,408,220
Trading investments (substantially restricted)	21,485	62,105
Put options related to trading investments	26,505	—
Available-for-sale investments (substantially restricted)	438,774	4,187,384

	5,829,030	7,210,658
Amounts restricted to cover payment service obligations	(5,437,999)	(7,762,470)

Excess (shortfall) in unrestricted assets	$391,031	$(551,812)

The Company had a shortfall in its unrestricted assets at December 31, 2007 due to the decline in the fair value of its investment portfolio. Regulatory requirements also require MPSI, the licensed entity and wholly owned operating subsidiary of the Company, to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth. From the period of December 31, 2007 through March 24, 2008, the Company was not in compliance with the tangible net worth requirement as a result of declines in the investment portfolio. In July 2008, MPSI was informed by the applicable state that it was contemplating the assessment of a fine for the period of non-compliance. As of December 31, 2008, no such fine has been assessed and the Company believes any such fine would not be material to the Company’s Consolidated Financial Statements. Since March 25, 2008, the Company has been in compliance with regulatory requirements for all states. In our most restrictive state, the Company had excess permissible investments over the state’s payment service obligations measure of $1.4 billion at December 31, 2008; all other states had substantially higher excess permissible investments. The Company is also in compliance with all contractual requirements as of December 31, 2008.

Cash and Cash Equivalents (substantially restricted) — The Company defines cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date which the Company does not intend to rollover.

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

Allowance for Losses on Receivables — The Company provides an allowance for potential losses from receivables from agents and financial institution customers. The allowance is determined based on known delinquent accounts and historical trends. Receivables are generally considered past due two days after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectibility and possible write-off by examining the facts and circumstances surrounding each

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses:

(Amounts in thousands)	2008	2007	2006

Beginning balance at January 1,	$8,019	$6,824	$13,819
Charged to expense	12,396	$8,532	$3,931
Write-offs, net of recoveries	(4,237)	$(7,337)	$(10,926)

Ending balance at December 31,	$16,178	$8,019	$6,824

Sale of Receivables — The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents. The Company sold receivables under this agreement to accelerate the cash flow available for investment. The receivables were sold without recourse to two commercial paper conduit trusts and represented a small percentage of the total assets in each trust. The Company’s rights and obligations were limited to the receivables transferred and the transactions were accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, were not recorded or consolidated in our financial statements. In January 2008, the Company terminated the facility. Accordingly, there is no balance of sold receivables as of December 31, 2008. The balance of sold receivables as of December 31, 2007 was $239.0 million. The average receivables sold approximated $3.7 million and $349.9 million during 2008 and 2007, respectively. The agreement included a 5 percent holdback provision of the purchase price of the receivables. This expense of selling the agent receivables is included in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and totaled $0.2 million, $23.3 million and $23.9 million during 2008, 2007 and 2006, respectively.

Investments (substantially restricted) — The Company classifies securities as trading or available-for-sale in accordance with SFAS No. 115.  Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statements of (Loss) Income. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of securities, are classified as securities available-for-sale. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ equity. The Company has no securities classified as held-to-maturity. See Note 6 — Investment Portfolio for further information regarding the composition of investments.

Interest income on “Commercial mortgage-backed securities,” “Residential mortgage-backed securities” and, prior to the second quarter of 2008, “Other asset-backed securities” for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield in accordance with EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That continue to be Held by a Transferor.

During the second quarter of 2008, the Company began applying the cost recovery method of accounting for interest to its available-for-sale investments categorized as “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis and treats any interest payments received as deemed recoveries of principal, reducing the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company began applying the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioration in the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to our process for identifying other-than-temporary impairments in accordance with SFAS No. 115, EITF Issue No. 99-20 and SEC Staff Accounting Bulletin (“SAB”) No. 59, Views on Accounting for Noncurrent Marketable Equity Securities. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. Under SFAS No. 115, the assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment under EITF Issue No. 99-20. If a security is deemed to not be impaired under EITF Issue No. 99-20, it is further analyzed under SFAS No. 115. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Any impairment charges are included in the Consolidated Statements of (Loss) Income under “Net securities losses.” See Note 6 — Investment Portfolio for further discussion.

Payment Service Obligations — Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed under our sale of receivables program for collections on sold receivables; amounts owed to investment brokers for purchased securities; and unclaimed instruments owed to various states. These obligations are recognized by the Company at the time the underlying transactions occur.

Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, receivables, payment service obligations, accounts payable and debt. The carrying values of cash, receivables, accounts payable and payment service obligations approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s Senior Facility approximates fair value as interest related to the debt is variable rate. The carrying value of the Company’s fixed rate Notes also approximates fair value as the contractual interest rate is comparable to debt with similar maturities issued by companies with similar credit qualities.

The fair value of cash equivalents, investments and derivatives is determined in accordance with the provisions of SFAS No. 157, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. See Note 5 — Fair Value Measurement for further discussion.

Derivative Financial Instruments — The Company recognizes derivative instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the Company recognizes the change in fair value in earnings in the period of change, together with the offsetting change in the hedged item. For a derivative instrument designated as a cash flow hedge, the Company initially reports the effective portion of the derivative’s change in fair value in “Accumulated other comprehensive (loss) income” in the Consolidated Statements of Stockholders’ (Deficit) Equity and subsequently reclassifies the net change in fair value into earnings when the hedged exposure affects earnings.

The Company evaluates the hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Derivatives designated as fair value hedges are generally evaluated for effectiveness using the short-cut method. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities losses” component in the Consolidated Statements of (Loss) Income. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of (Loss) Income.

Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative instruments for trading or speculative purposes. See Note 7 — Derivative Financial Instruments for further discussion.

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the lesser of assets’ estimated useful lives or lease term. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of (Loss) Income. Estimated useful lives by major asset category are generally as follows:

Agent field equipment	3 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	Lesser of the license term or 5 years
Leasehold improvements	Lesser of the lease term or 10 years
Office furniture and equipment	Lesser of the lease term or 7 years
Signage	3 years

For the years ended December 31, 2008 and 2007, software development costs of $10.9 million and $12.5 million, respectively, were capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2008 and 2007, there is $37.6 million and $38.5 million, respectively, of unamortized software development costs included in property and equipment.

Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the useful life of the leasehold improvement or the term of the lease. See Note 16 — Commitments and Contingencies for further discussion.

Intangible Assets and Goodwill — The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the operating segment in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition or at cost if internally developed. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Customer lists	Primarily 9-15 years
Patents	15 years
Non-compete agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

Intangible assets and goodwill are tested for impairment annually in November of each fiscal year, or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Goodwill is tested for

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment using a fair-value based approach, and is assessed at the reporting unit level, which is determined to be the lowest level at which management reviews cash flows for a business. The carrying value of the reporting unit is compared to its estimated fair value; any excess of carrying value over fair value is deemed to be an impairment. Intangible and other long-lived assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value. See Note 9 — Intangibles and Goodwill for further discussion.

Payments on Long-Term Contracts — We make payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. For contracts requiring payments to be refunded, the signing bonuses are capitalized and amortized over the life of the related contract as management is satisfied that such costs are recoverable through future operations and minimum requirements or in the case of early termination, through penalties or refunds. Amortization of signing bonuses on long-term contracts is recorded in “Fee commissions expense” in the Consolidated Statements of (Loss) Income. The carrying values of the signing bonuses are reviewed whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Signing bonuses for contracts that do not require a refund in the event of nonperformance or cancellation are expensed upon payment in the “Fee commissions expense” line in the Consolidated Statements of (Loss) Income.

Income Taxes — Prior to the Distribution, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. The provision for income taxes is computed based on the pre-tax income included in the Consolidated Statements of (Loss) Income. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained income. As a result of the implementation of FIN 48, in 2007, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income. The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of (Loss) Income. See Note 15 — Income Taxes for further discussion.

Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ deficit. See Note 13 — Stockholders’ Deficit for further discussion.

Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their U.S. Dollar equivalents at rates in effect at the balance sheet dates and records translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to U.S. Dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of (Loss) Income.

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and its investing activity. A description of these revenues and recognition policies is as follows:

•	Fee and other revenues primarily consist of transaction fees and foreign exchange revenue.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

–	Transaction fees consist primarily of fees earned on the sale of money transfers, retail money orders and bill payment services. The money transfer transaction fees vary based upon the face value of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

–	Foreign exchange revenue is derived from the management of currency exchange spreads (as a percentage of face value of the transaction) on international money transfer transactions. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

–	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or earned.

•	Investment revenue is derived from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income and amortization of premiums and discounts. Interest and dividends are recognized as earned, with the exception of interest related to available-for-sale investments classified as “Other asset-backed securities.” For “Other asset-backed securities,” interest is recognized using the cost recovery method as described under the accounting policy for “Investments (substantially restricted).” Premiums and discounts on investments are amortized using a straight-line method over the life of the investment.

•	Securities gains and losses are recognized upon the sale of securities using the specific identification method to determine the cost basis of securities sold. Impairments are recognized in the period the security is deemed to be other-than-temporarily impaired. Unrealized gains and losses resulting from changes in the fair value of trading investments and put options related to trading investments are recognized in the period in which the change occurs.

Fee Commissions Expense — The Company pays fee commissions to third-party agents for money transfer services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the customer. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Fee commissions expense also includes the amortization of capitalized signing bonuses.

Investment Commissions Expense — Investment commissions expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of official checks, as well as costs associated with interest rate swaps hedging commission payments and the sale of receivables program. The Company terminated its interest rate swaps in the second quarter of 2008 as described in Note 7 — Derivative Financial Instruments and terminated its sale of receivable program in the first quarter of 2008. Commissions paid to financial institution customers generally are variable based on short-term interest rates. Investment commissions are recognized each month based on the average outstanding balances of each financial institution customer and their contractual variable rate for that month.

Marketing & Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place. Marketing and advertising expense was $52.9 million, $56.5 million and $53.4 million for 2008, 2007 and 2006, respectively.

Stock-Based Compensation — Effective January 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Under SFAS No. 123(R), all share-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. For awards meeting the criteria for equity treatment, expense is recognized using the straight-line method. For awards meeting the criteria for liability treatment, the fair value is remeasured at each period and the pro-rata portion of the expense is recognized using the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line method. See Note 14 — Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Earnings Per Share — In accordance with SFAS No. 128, Earnings Per Share, and related pronouncements, the Company utilizes the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net (loss) income less dividends declared or accumulated on preferred stock less any preferred stock accretion. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

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

(Amounts in thousands)	2008	2007	2006

Shares related to stock options	3,577	1,495	2
Shares related to restricted stock	127	249	—
Shares related to preferred stock	337,637	—	—

Shares excluded from the computation	341,341	1,744	2

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157.  This statement does not require any new fair value measurement, but it provides guidance on how to measure fair value under other accounting pronouncements. SFAS 157 also establishes a fair value hierarchy to classify the source of information used in fair value measurements. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad categories. The Company adopted SFAS 157 on January 1, 2008 with no material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires the recognition of the funded status of a pension or postretirement plan in the balance sheet as an asset or liability. Unrecognized prior service cost and gains and losses are recorded to “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. SFAS 158 does not change previous guidance for income statement recognition. The standard requires the plan assets and benefit obligations to be measured as of the annual balance sheet date of the Company. Prospective application of SFAS 158 is required. The Company adopted the recognition and disclosure provisions of SFAS 158 at December 31, 2006 and adopted the change in measurement date as of January 1, 2008. The change in measurement date was adopted using the transition method of measuring plan assets and benefit obligations, with the net periodic costs of $0.4 million for the period from the Company’s previous measurement date of November 30, 2007 through January 1, 2008 recognized as an adjustment to opening “Retained loss,” net of tax. Changes in the fair value of the plan assets and benefit obligation for the transition period were recognized as an adjustment of $1.5 million to the opening balance of “Accumulated other comprehensive loss” in 2008.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The election to measure the financial instrument at fair value is made on an instrument-by-instrument basis for the entire instrument, with few exceptions, and is irreversible. The Company adopted SFAS 159 on January 1, 2008 with no material impact on its Consolidated Financial Statements.

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

In June 2007, the EITF approved Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. The EITF reached a final conclusion that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified restricted stock, restricted stock units and stock options should be recognized as an increase to additional paid-in-capital (“APIC”). Those tax benefits are considered excess tax benefits under SFAS No. 123(R). The amount recognized in APIC for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies. The guidance of EITF 06-11 was adopted prospectively by the Company as of January 1, 2008 with no material impact on its Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R changes how business combinations are accounted for and disclosed. The adoption of the requirements of SFAS 141R applies prospectively to business combinations completed by the Company for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS 161 will require additional disclosures about how and why the Company uses derivative financial instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect the Company’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however early adoption is encouraged, as are comparative disclosures for earlier periods. The Company has adopted the disclosure provisions of SFAS 161 on a prospective basis effective December 31, 2008.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company determines the fair value of certain of its cash equivalents, trading investments, available-for-sale investments and derivative financial instruments based on the guidance set forth in SFAS 157 as described in Note 5 — Fair Value Measurement. The Company adopted FSP SFAS No. 157-3 in October 2008 with no material impact on its Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP FAS 140-4 and FIN 46(R)-8 increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 with no material impact on its Consolidated Financial Statements.

Note 4 —	Acquisitions and Discontinued Operations

Raphael’s Bank France — On February 2, 2009, MoneyGram acquired the French assets of R. Raphael’s & Sons PLC (“Raphael’s Bank”) for a purchase price of $3.2 million. The acquisition of Raphael’s Bank provides us with five highly productive money transfer stores in and around Paris, France that will be integrated into our French retail operations. We incurred $0.2 million of transaction costs related to this acquisition in 2008 which are included in the “Transaction and operations” expense line in the Consolidated Income Statements. The acquired net assets and operating results of Raphael’s Bank are not included in the Company’s Consolidated Financial Statements as of December 31, 2008 as the acquisition occurred subsequent to that date.

MoneyCard World Express, S.A. and Cambios Sol S.A. — On July 10, 2008 and July 31, 2008, MoneyGram acquired MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol S.A. (“Cambios Sol”), two of its former super-agents in Spain, for purchase prices of $3.4 million and $4.5 million, respectively, including cash acquired of $1.4 million and $4.1 million, respectively. The acquisition of these money transfer entities provide the Company with a money transfer license in Spain, as well as the opportunity for further network expansion and more control over marketing and promotional activities in the region.

The purchase price allocation as of December 31, 2008 includes $4.3 million of goodwill assigned to the Company’s Global Funds Transfer segment and $1.4 million of intangible assets. The intangible assets consist primarily of agent rights and developed technology and will be amortized over useful lives ranging from three to five years. In addition, we recognized an indefinite life intangible asset of $0.6 million relating to the money transfer license. The purchase price allocation includes $0.5 million of transaction costs. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

PropertyBridge, Inc. — On October 1, 2007, the Company acquired PropertyBridge, Inc. (“PropertyBridge”) for $28.1 million. PropertyBridge is a provider of electronic payment processing services for the real estate

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management industry and offers a complete solution to the resident payment cycle, including the ability to electronically accept security deposits and rent payments. Residents can pay rent online, by phone or in person and set up recurring payments. PropertyBridge is a component of the Company’s Global Funds Transfer segment.

In 2007, the Company finalized its purchase price allocation, resulting in goodwill of $24.1 million assigned to the Company’s Global Funds Transfer segment and purchased intangible assets of $6.0 million, consisting primarily of customer lists, developed technology and a non-compete agreement. The intangible assets will be amortized over useful lives ranging from three to 15 years. The potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008 was not achieved. The purchase price allocation included $0.2 million of transaction costs. The operating results of PropertyBridge subsequent to October 1, 2007 are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

Money Express — On May 31, 2006, MoneyGram completed the acquisition of Money Express S.r.l. (“Money Express”), the Company’s former money transfer super-agent in Italy, for $15.0 million. In connection with the acquisition, the Company formed MoneyGram Payment Systems Italy, S.r.l., a wholly owned subsidiary, to operate the former Money Express agent network. The acquisition provides the Company with the opportunity for further network expansion and more control of marketing and promotional activities in the region.

In 2007, the Company finalized its purchase price allocation, which resulted in a decrease of $0.3 million to goodwill. Purchased intangible assets of $7.7 million, consisting primarily of customer lists and a non-compete agreement, will be amortized over useful lives ranging from three to five years. Goodwill of $16.7 million was recorded and assigned to the Company’s Global Funds Transfer segment. The purchase price allocation included $1.3 million of transaction costs and the forgiveness of $0.7 million of liabilities. The operating results of Money Express subsequent to May 31, 2006 are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

ACH Commerce — The Company purchased ACH Commerce, LLC (“ACH Commerce”) in April 2005 for $9.6 million, of which $1.1 million was paid upon the second anniversary of the acquisition in 2007 in accordance with the terms of the acquisition agreement. After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business. In connection with this decision, the Company recognized an $8.8 million impairment for all of the goodwill resulting from the acquisition.

Game Financial Corporation — During 2007, the Company paid $3.3 million in connection with the settlement of a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial Corporation (“Game Financial”), which was sold in 2004, with one casino. The Company recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of (Loss) Income in 2007, representing the recognition of a deferred tax asset valuation allowance, partially offset by the reversal of the remaining liability.

Note 5 — Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157, which:

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

Level 1	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments categorized as Level 1 relate to cash equivalents.

Level 2	Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. The Company’s financial instruments categorized as Level 2 relate to U.S. government agency investments, residential mortgage-backed securities collateralized by U.S. government agency investments, obligations of state and political subdivisions, corporate debt and derivative instruments.

Level 3	Valuations that require inputs that are both significant to the fair value measurement and unobservable. The Company’s financial instruments categorized as Level 3 relate to its trading investments, commercial mortgage-backed securities, residential mortgage-backed securities other than those categorized as Level 2, other asset-backed securities, preferred stock, investments in limited partnerships, embedded derivatives in the Series B Stock and put options related to trading investments.

Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value:

Cash equivalents — The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

Investments — Trading and available-for-sale investments are valued using quoted market prices for identical or similar securities where possible, including broker quotes. If market quotes are not available, or broker quotes could not be corroborated by market observable data, the Company will value a security using a pricing service and externally developed cash flow models.

For U.S. government agencies, residential mortgage-backed securities collateralized by U.S. government agency securities, obligations of states and political subdivisions and corporate debt, fair value measures are generally obtained from independent sources, including a pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments. The Company periodically corroborates the valuations provided by the pricing service through internal valuations utilizing externally developed cash flow models, comparison to actual transaction prices for sold securities and any broker quotes received on the same security.

For commercial mortgage-backed securities, residential mortgage-backed securities, other asset-backed securities, preferred stock. investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments since January 1, 2008.

Derivatives and Other Financial Instruments — Derivatives and other financial instruments consist of interest rate swaps, foreign currency forward contracts and embedded derivatives contained in the Series B Stock and the put options related to trading investments. As the Company’s derivative agreements are not exchange traded, the valuations are determined using pricing models with inputs that are observable in the market or that can be derived principally from, or corroborated by, observable market data. The Company’s derivative agreements related to interest rate swaps and foreign currency forward contracts are well-established products, allowing the use of pricing models that are widely accepted in the industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as the price of the Company’s common stock, interest rates, volatility, credit spreads and the credit quality of the counterparty. For the interest rate swaps and forward contracts, these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment and the inputs are readily observable. Accordingly, the Company has classified its interest rate swaps and forward contracts as Level 2 financial instruments. The fair value of the embedded derivatives are estimated using a partial differential equation methodology and, to the extent possible, market observable or market corroborated data. However, certain assumptions, particularly the future volatility of the Company’s common stock price, are subjective as market data is either unobservable or may not be available on a consistent basis. Given the significance of the future volatility to the fair value estimate, the Company has classified its embedded derivatives as Level 3 financial instruments. The fair value of the put options related to trading investments is valued using the expected cash flows from the instruments assuming their exercise in June 2010 and discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its Notes. The discounted cash flows of the put option are then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company has classified its put options related to trading investments as Level 3 financial instruments. The Company has elected under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, to apply fair value accounting to its put options relating to trading investments. As a result, the fair value of the put options will be remeasured each period, with the change in fair value recognized in earnings.

Following are the Company’s financial assets which are recorded at fair value by SFAS No. 157 hierarchy level as of December 31, 2008; the Company had no financial liabilities recorded at fair value as of December 31, 2008. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents” line in the Consolidated Balance Sheets as cash is not subject to fair value measurement.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents (substantially restricted)	$2,501,780	$—	$—	$2,501,780
Trading investments (substantially restricted)	—	—	21,485	21,485
Put options related to trading investments	—	—	26,505	26,505
Available-for-sale investments (substantially restricted) U.S. government agencies	—	17,449	—	17,449
Residential mortgage-backed securities — agencies	—	391,798	—	391,798
Other asset-backed securities	—	—	29,528	29,528

Total Financial Assets	$2,501,780	$409,247	$77,518	$2,988,545

The tables below provide a roll-forward of the financial assets and liabilities classified in Level 3 which are measured at fair value on a recurring basis.

		Put Options		Total
		Related to		Level 3
	Trading	Trading	Available-for-	Financial
(Amounts in thousands)	Investments	Investments	Sale Investments	Assets

Balance at January 1, 2008	$62,105	$—	$2,478,832	$2,540,937
Issuance of put options	—	24,114	—	24,114
Sales and settlements	—	—	(2,355,014)	(2,355,014)
Realized losses	—	—	(13,760)	(13,760)
Principal paydowns	—	—	(16,073)	(16,073)
Other-than-temporary impairments	—	—	(70,274)	(70,274)
Unrealized gains — instruments still held at the reporting date	—	2,391	5,817	8,208
Unrealized losses — instruments still held at the reporting date	(40,620)	—	—	(40,620)

Balance at December 31, 2008	$21,485	$26,505	$29,528	$77,518

			Total
	Embedded	Derivative	Level 3
	Derivatives in	Financial	Financial
(Amounts in thousands)	Preferred Stock	Instruments	Liabilities

Balance at January 1, 2008	$—	$28,723	$28,723
Issuance of preferred stock	54,797	—	54,797
Valuation adjustment	16,030	973	17,003
Cash settlement of derivatives upon termination	—	(29,696)	(29,696)
Reversal of liability to Additional paid-in capital (see Note 7)	(70,827)	—	(70,827)

Balance at December 31, 2008	$—	$—	$—

Note 6 —	Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 3 — Summary of Significant Accounting Policies. During the first quarter of 2008, the Company realigned its investment portfolio away from asset-backed securities into highly liquid assets through the sale of a substantial portion of its available-for-sale portfolio. As a

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of this realignment, substantially all of the portfolio is invested in cash and cash equivalents as of December 31, 2008. Components of our investment portfolio as of December 31, 2008 are as follows:

Fair
(Amounts in thousands)	Value

Cash	$1,575,601
Money Markets	1,626,788
Time Deposits	874,992

Cash and cash equivalents	4,077,381
Trading investments	21,485
Available-for-sale investments	438,774

Total Investment Portfolio	$4,537,640

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and clearing accounts. The Company’s money-market securities are invested in nine funds, all of which are AAA rated and are comprised of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments. The time deposits have maturities no longer than six weeks and are issued from well-established financial institutions that are rated AA as of the date of this filing.

Trading Investments — Trading investments have historically consisted of auction rate securities, which are publicly issued securities with long-term stated maturities for which the interest rates are reset periodically through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The Company’s auction rate securities were insured by monolines and collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days. The auction rate securities also had contractual maturities in the year 2049 and auction dates typically every 28 days.

All of the Company’s auction rate securities have had failed auctions during 2008 due to sell orders exceeding buy orders. Under the contractual terms, the issuer of the auction rate security is obligated to pay penalty rates should an auction fail. In addition, the monoline insurer has the right to replace the auction rate security with the insurer’s preferred stock (the “preferred put option”), which would effectively convert the Company’s security into a long-term, less liquid investment. During 2008, the credit rating agencies downgraded and/or placed several monoline insurers on negative credit watch due to concerns over their capital position. A rating downgrade is viewed by the market as an indicator that it is more likely the insurer would exercise its preferred put option, and negatively impacts the fair value of an auction rate security. In December 2008, two of the monoline insurers of the auction rate securities held by the Company exercised their preferred put options. As a result of the exercise of the preferred put options, the Company now holds one auction rate security collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days; one auction rate security collateralized by perpetual preferred stock issued by the monoline insurer and paying a discretionary dividend; and perpetual preferred stock of a monoline insurer with a discretionary dividend. The combined fair value of the trading investments is $21.5 million on a par value of $62.3 million. Due to the failed auctions, general disruption of the credit markets and concerns regarding the capital position of the monoline insurers and their intent to pay dividends on their preferred stock, the Company recorded an unrealized loss on its trading investments of $40.6 million in “Net securities losses” in the Consolidated Statements of (Loss) Income for 2008 as compared to $0.2 million in 2007. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing.

During the fourth quarter 2008, the Company opted in to a buy-back program sponsored by the trading firm that sold the Company all three of its original auction rate securities. Under this program, the Company received the right to require the trading firm to redeem the securities at full par value beginning June 30, 2010 through June 30, 2012 (the “put options”). The trading firm maintains the right to purchase the securities at any time through June 30, 2012 and

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay the Company par value plus accrued interest. The put options are non-transferable and the Company retains its rights under the put options in the event the preferred put options in the auction rate securities are exercised. The Company has recognized an asset related to the put options with a fair value of $26.5 million in the “Other assets” line on the Consolidated Balance Sheets, with a corresponding gain in the “Net securities losses” line in the Consolidated Statements of (Loss) Income. The fair value of the put options will be remeasured each period through earnings, and should significantly offset any further unrealized losses recognized in the Consolidated Financial Statements related to the Company’s trading investments.

Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31, 2008:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$385,276	$6,523	$(2)	$391,797	$102.37
Other asset-backed securities	27,703	1,825	—	29,528	4.43
U.S. government agencies	16,463	986	—	17,449	91.84

Total	$429,442	$9,334	$(2)	$438,774	$41.05

In connection with the Company’s realignment of its investment portfolio, five securities that were previously included in “Residential mortgage-backed securities” were reclassified to “Other asset-backed securities” during the first quarter of 2008. At December 31, 2008, these five securities had a fair value of $1.0 million and an unrealized gain of less than $0.1 million. At December 31, 2007, the Company had 81 securities of a similar nature with a fair value of $598.0 million and gross unrealized gains of $1.2 million. The classification of securities has not been revised in disclosures pertaining to December 31, 2007 as the first quarter 2008 reclassification is not representative of the Company’s view of the investment portfolio as of December 31, 2007. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2007:

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

Gains and Losses and Other-Than-Temporary Impairments:  At December 31, 2008 and 2007, net unrealized gains of $9.3 million and $42.6 million ($26.4 million net of tax), respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 15 — Income Taxes. During 2008, 2007 and 2006, losses of $33.7 million, $737.6 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or pay-down of the underlying securities

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other-than-temporary impairments recognized during the year. Net securities (losses) gains were as follows for the year ended December 31:

(Amounts in thousands)	2008	2007	2006

Gross realized gains	$34,200	$5,611	$5,080
Gross realized losses	(290,498)	(1,962)	(2,653)
Other-than-temporary impairments	(70,274)	(1,193,210)	(5,238)

Net securities losses from available-for-sale investments	(326,572)	(1,189,561)	(2,811)

Net unrealized losses from trading investments	(14,116)	(195)	—

Net securities losses	$(340,688)	$(1,189,756)	$(2,811)

Other-than-temporary impairments in 2006 related to investments backed by automobile, aircraft, manufactured housing, bank loans and insurance securities collateral. In the second half of 2007, particularly in late November and December 2007, the asset-backed securities and credit markets experienced substantial deterioration due to increasing concerns over defaults on mortgages and debt in general. This deterioration caused the market to demand higher risk premiums and liquidity discounts on asset-backed securities, resulting in substantial declines in the fair value of asset-backed securities. At the same time, the rating agencies conducted expansive reviews of securities, issuing broad ratings downgrades. Under the terms of most asset-backed securities, ratings downgrades of collateral securities can reduce or eliminate the cash flows to all but the most senior investors, even if there have been no actual losses incurred by the collateral securities. Accumulating ratings downgrades began to negatively impact the Company’s securities in late November 2007. As the Company commenced a plan to realign its portfolio during the first quarter of 2008, the Company determined that it no longer had the intent to hold substantially all of its investments classified as “Obligations of states and political subdivisions,” “Commercial mortgage-backed securities,” “Residential mortgage-backed securities,” “Other asset-backed securities,” “Corporate debt securities” and “Preferred and common stock.” The combination of deteriorating market conditions, ratings downgrades and the change in intent to hold securities resulted in the recognition of a $1.2 billion other-than-temporary impairment charge in December 2007 as shown below:

(Amounts in thousands)

Other asset-backed securities
Direct exposure to sub-prime	$(76,282)
Indirect exposure to sub-prime — high grade	(170,386)
Indirect exposure to sub-prime — mezzanine	(393,137)
Other	(401,766)

Total other asset-backed securities	(1,041,571)

Obligations of state and political subdivisions	(115)
Commercial mortgage-backed securities	(93,257)
Residential mortgage-backed securities	(38,751)
U.S. government agencies	—
Corporate debt securities	(5,989)
Preferred and common stock	(7,404)

Total	$(1,187,087)

The Company completed its plan to realign its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss is the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales of $2.9 billion were reinvested in cash and cash equivalents. The Company recognized an other-than-temporary impairment charge of $70.3 million during 2008 as the result of further deterioration in the markets and securities.

The net unrealized losses from trading investments in 2008 are comprised of unrealized losses on trading investments of $40.6 million net of an unrealized gain recognized for the put options related to the trading investments of $26.5 million. Due to the classification of these investments, the unrealized gains and losses are recognized in the Company’s Consolidated Statements of (Loss) Income.

At December 31, 2008, approximately 90 percent of the available-for-sale portfolio is invested in debentures of U.S. government agencies or securities collateralized by U.S government agency debentures. These securities have always had the implicit backing of the U.S. government. During the third quarter of 2008, the U.S. government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the U.S. Treasury. These actions served to provide greater comfort to the market regarding the intent of the U.S. government to back the securities issued by its agencies. The Company expects to receive full par value of the securities upon maturity or pay-down, as well as all interest payments, on these securities. The “Other asset-backed securities,” comprising seven percent of the available-for-sale portfolio at a fair value of $29.5 million, continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.04 per dollar of par.

Investment Ratings:  In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at December 31 consisted of the following ratings:

	2008			2007
	Number of		% of Total	Number of		% of Total
(Amounts in thousands)	Securities	Fair Value	Portfolio	Securities	Fair Value	Portfolio

AAA, including U.S. agencies	42	$409,672	94%	287	$2,410,548	58%
AA	3	5,064	0%	172	944,804	22%
A	5	2,919	1%	134	668,120	16%
BBB	2	543	0%	11	41,701	1%
Below investment grade	68	20,576	5%	66	122,211	3%

Total	120	$438,774	100%	670	$4,187,384	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have been reduced by $3.5 million and $32.2 million as of December 31, 2008 and 2007, respectively.

Contractual Maturities:  The amortized cost and fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair
(Amounts in thousands)	Cost	Value

After one year through five years	1,003	1,073
After five years through ten years	15,460	16,376
Mortgage-backed and other asset-backed securities	412,979	421,325

Total	$429,442	$438,774

Exposure to Sub-prime Mortgages — As of December 31, 2008, the Company holds six securities with a fair value of $1.8 million in its “Other asset-backed securities” that have direct exposure to sub-prime mortgages as collateral. Nearly all of these securities had investment grade ratings at purchase. As of December 31, 2008, the Company holds 54 collateralized debt obligations with a fair value of $12.8 million in its “Other asset-backed securities” which have indirect exposure to sub-prime mortgages through collateral pools that may include sub-prime mortgages of various vintages.

Fair Value Determination — Following are the sources of pricing used by the Company for its fair value estimates as a result of its valuation process as of December 31:

	2008			2007
	Number of			Number of
(Amounts in thousands)	Securities	Fair Value	Percent	Securities	Fair Value	Percent

Third party pricing service	52	$405,955	93%	278	$2,203,371	53%
Broker pricing	43	15,195	3%	138	422,612	10%
Internal pricing	25	17,624	4%	39	87,805	2%
Sale price	—	—	—	215	1,473,596	35%

Total	120	$438,774	100%	670	$4,187,384	100%

Assessment of Unrealized Losses — At December 31, 2008, the Company had nominal unrealized losses in its available-for-sale portfolio, with no unrealized losses aged 12 months or more, after the recognition of other-than-temporary impairment charges. At December 31, 2007, the available-for-sale investments had the following aged unrealized losses after the recognition of other-than-temporary impairment charges:

	Less than 12 months		12 months or More		Total
		Unrealized		Unrealized		Unrealized
(Amounts in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Residential mortgage-backed securities — agencies	$30,720	$(502)	$153,919	$(1,668)	$184,639	$(2,170)
U.S. government agencies	—	—	111,430	(88)	111,430	(88)

Total	$30,720	$(502)	$265,349	$(1,756)	$296,069	$(2,258)

The Company had determined that the unrealized losses as of December 31, 2007 represented temporary impairments. As of December 31, 2007, 20 securities had unrealized losses for more than 12 months. All securities in an unrealized loss position are rated AAA and either issued by U.S. government agencies or collateralized by securities issued by U.S. government agencies. The Company believes that the unrealized losses are primarily caused by changes in interest rates from the date the securities were originally issued. In 2008, these securities either appreciated in value or were called in full.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Derivative Financial Instruments

The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt, as well as its floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with its restructuring of the official check business in the first quarter of 2008, the Company terminated, or is in the process of terminating, certain of its financial institution customer relationships. The termination of the relationships led the Company to discontinue hedge accounting treatment in the first quarter of 2008 as the forecasted transaction would no longer occur. The commission swaps were terminated in the second quarter of 2008, resulting in a $27.7 million loss being recognized in “Investment commissions expense” in the Consolidated Statements of (Loss) Income. Additionally, as described in Note 10 — Debt, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the Capital Transaction. As a result, the Company discontinued hedge accounting treatment of its debt swap in the first quarter of 2008 and terminated the swap in the second quarter of 2008. As a result of the debt swap termination, the Company recognized a $2.0 million loss in “Interest expense” in the Consolidated Statements of (Loss) Income.

The notional amount of the Company’s interest rate swap agreements totaled $1.4 billion at December 31, 2007, with an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.2 percent. The variable rate portion of the swaps was generally based on the effective federal funds rate or LIBOR. As the swap payments were settled, the net difference between the fixed amount the Company pays and the variable amount the Company received was reflected in the Consolidated Statements of (Loss) Income in “Investment commissions expense” and “Interest expense,” depending upon the item being hedged.

Cash flow hedges use derivatives to offset the variability of expected future cash flows. Variability can arise in floating rate assets and liabilities, from changes in interest rates or currency exchange rates or from certain types of forecasted transactions. The Company enters into foreign currency forward contracts of 12 months to hedge forecasted foreign currency money transfer transactions. The Company designates these currency forwards as cash flow hedges. If the forecasted transaction underlying the hedge is no longer probable of occurring, any gain or loss recorded in equity is reclassified into earnings. The notional amount of outstanding cash flow hedges as of December 31, 2008 was $18.1 million, all maturing in 2009.

The Company also uses forward contracts to hedge exposures to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The effect of changes in foreign exchange rates on the foreign-denominated receivables and payables recorded in the Consolidated Statements of (Loss) Income, net of the effect of the related forward contracts, was a $5.5 million loss, a $1.5 million loss and a $0.2 million gain in 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had $98.4 million of outstanding notional amounts relating to its forward contracts.

As of December 31, 2008, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

	Balance Sheet	Asset	Liability	Net
(Amounts in thousands)	Location	Fair Value	Fair Value	Fair Value

Forward contracts	Other Assets	$134,389	$(135,588)	$(1,199)
Forward contracts	Receivables, Net	17,897	(15,444)	$2,453

Total		$152,286	$(151,032)	$1,254

As of December 31, 2008, the Company recognized $0.8 million of unrealized losses on its forward contracts in “Accumulated other comprehensive income” in the Consolidated Balance Sheets. For the year ending December 31,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the Company recognized a $6.8 million loss in “Transaction and operations support” in the Consolidated Statements of (Loss) Income related to its forward contracts, including $2.2 million of losses reclassified from “Accumulated other comprehensive income” upon the final settlement of the related forward contracts.

The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. Collateral generally is not required of the counterparties or of the Company. In the unlikely event a counterparty fails to meet the contractual terms of the derivative contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

As described in Note 12 — Mezzanine Equity, the B Stock contains a conversion option allowing the stockholder to convert the B Stock into shares of common stock. As the Certificate of Designation for the B Stock does not explicitly state that a net-cash settlement is not required in the event the Company has insufficient shares of common stock to effect a conversion, guidance from the Securities and Exchange Commission (the “SEC”) requires the Company to presume a net-cash settlement would be required. As a result, the conversion option met the definition of an embedded derivative requiring bifurcation and liability accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretative guidance to the extent the Company did not have sufficient shares to effect a full conversion. As of March 31, 2008 and June 30, 2008, the Company had a shortfall of committed and authorized common stock, requiring the Company to recognize an embedded derivative. On August 11, 2008, the Investors and the Company formally clarified that the provisions of the B Stock do not allow the Investors to require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the B Stock conversion option no longer meets the criteria for an embedded derivative requiring bifurcation and liability accounting treatment. Accordingly, the Company remeasured the liability through August 11, 2008 and then recorded the liability to “Additional paid-in capital” in the third quarter of 2008. The increase in the fair value of the liability from the issuance of the B Stock through August 11, 2008 of $16.0 million was recognized in the “Valuation loss on embedded derivatives” line in the Consolidated Statements of (Loss) Income. There will be no further impact to the Company’s Consolidated Statements of (Loss) Income as no further remeasurement of the conversion option is required.

The Series B Stock also contain a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a one percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment under SFAS No. 133. The fair value of the change of control redemption option is de minimus as of December 31, 2008.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2008	2007

Land	$2,907	$2,907
Office furniture and equipment	45,053	44,285
Leasehold improvements	18,522	17,378
Agent equipment	92,124	88,160
Signage	46,808	43,178
Computer hardware and software	179,408	159,266

	384,822	355,174
Accumulated depreciation	(228,559)	(184,166)

Total property and equipment	$156,263	$171,008

Depreciation expense for the year ended December 31 is as follows :

(Amounts in thousands)	2008	2007	2006

Office furniture and equipment	$4,055	$4,131	$2,485
Leasehold improvements	2,593	1,728	1,142
Agent equipment	10,393	8,585	8,453
Signage	11,558	9,814	5,452
Computer hardware and software	23,692	23,415	18,314

Total depreciation expense	$52,291	$47,673	$35,846

At December 31, 2008 and 2007, there is $2.6 million and $0.7 million, respectively, of property and equipment which has been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the fourth quarters of 2008, 2007 and 2006, the Company decided to discontinue certain software development projects and recognized an impairment charge of $0.9 million, $0.2 million and $0.9 million, respectively. These charges are included in the Consolidated Statement of (Loss) Income in “Transaction and operations support.”

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Intangibles and Goodwill

Intangible assets at December 31 consist of the following:

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$29,465	$(17,486)	$11,979	$38,226	$(24,143)	$14,083
Patents	—	—	—	13,218	(12,887)	331
Non-compete agreements	3,417	(2,840)	577	3,567	(1,927)	1,640
Trademarks	981	(150)	831	384	(137)	247
Developed technology	1,519	(358)	1,161	1,373	(69)	1,304

Total intangible assets	$35,382	$(20,834)	$14,548	$56,768	$(39,163)	$17,605

No impairments of intangible assets were identified during 2008, 2007 and 2006. The Company recorded intangible assets of $1.4 million in 2008 in connection with the acquisitions of MoneyCard and Cambios Sol, consisting principally of agent rights, developed technology and a money transfer license. The Company recorded intangible assets of $6.0 million in 2007 in connection with the acquisition of PropertyBridge, consisting principally of customer lists, developed technology and a non-compete agreement, and $0.5 million of non-compete agreements from the finalization of the purchase price allocation for the Money Express acquisition.

Intangible asset amortization expense for 2008, 2007 and 2006 was $4.4 million, $4.3 million and $3.1 million, respectively. The estimated future intangible asset amortization expense is $3.3 million, $2.8 million, $1.6 million, $1.0 million and $0.7 million for 2009, 2010, 2011, 2012 and 2013, respectively.

Following is a reconciliation of goodwill:

	Global Funds	Payment	Total
(Amounts in thousands)	Transfer	Systems	Goodwill

Balance as of January 1, 2007	$401,096	$20,220	$421,316
Goodwill acquired	23,878	—	23,878
Impairment charge	—	(6,355)	(6,355)

Balance as of December 31, 2007	424,974	13,865	438,839
Goodwill acquired	4,307	—	4,307
Impairment charge	—	(8,809)	(8,809)

Balance as of December 31, 2008	$429,281	$5,056	$434,337

Goodwill allocated to the Global Funds Transfer segment relates to the 2008 acquisitions of MoneyCard and Cambios Sol and the 2007 acquisition of PropertyBridge. The Company also finalized its purchase price allocation in 2007 for the Money Express acquisition completed in 2006, resulting in a decrease of $0.3 million to goodwill. Goodwill related to these acquisitions is not deductible for tax purposes.

The Company performed an annual assessment of goodwill during the fourth quarters of 2008, 2007 and 2006. There were no impairments for 2008 or 2006 as a result of the annual impairment test. However, after evaluating the Company’s market opportunity for certain of its electronic payment services in the fourth quarter of 2008, the Company decided to wind-down the external customer-facing operations of the business formerly known as ACH

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commerce, a component of the Payment Systems segment. As a result of this decision, the Company recognized an impairment charge of $8.8 million for the full amount of goodwill related to ACH Commerce. During the annual impairment test in 2007, it was determined that the fair value of the FSMC reporting unit was less than the carrying value of that reporting unit. The fair value of the reporting unit was calculated based on discounted expected future cash flows using a forecasted growth rate and weighted average cost of capital rate. The impairment was calculated as the excess of the implied fair value over the carrying amount of goodwill and resulted in an impairment charge of $6.4 million in the Payment Systems segment in 2007. Goodwill impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of (Loss) Income.

Note 10 —	Debt

Following is a summary of the outstanding debt at December 31:

	2008		2007
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	6.33%	$—
Senior term loan — extinguished	—		100,000	5.91%
Senior Tranche B Loan, net of unamortized discount, due 2013	233,881	7.78%	—
Senior revolving credit facility, due 2013	145,000	6.27%	245,000	5.85%
Second lien notes, due 2018	500,000	13.25%	—

Total debt	$978,881		$345,000

Senior Facility — As part of the Capital Transaction, Worldwide entered into the Senior Facility (as defined in Note 2 — Capital Transaction ) of $600.0 million on March 25, 2008 with JPMorgan as Administrative Agent for a group of lenders, which amended and restated the Company’s previous $350.0 million credit facility. The Senior Facility is comprised of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility, each of which matures in March 2013. Tranche B was issued by the Company at a discount of 93.5 percent, or $16.3 million, which was recorded as a reduction to the carrying value of Tranche B and will be amortized over the life of the debt using the effective interest method. A portion of the proceeds from the issuance of Tranche B were used to repay $100.0 million of the revolving credit facility on March 25, 2008. As of December 31, 2008, the Company has $97.4 million of availability under the revolving credit facility, including outstanding letters of credit which reduce the amount available under the revolving credit facility.

The Company may elect an interest rate for the Senior Facility at each reset period based on the U.S. prime bank rate or the Eurodollar rate. The interest rate election may be made individually for each term loan and each draw under the revolving credit facility. For Tranche A and the revolving credit facility, the interest rate is either the U.S. prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. For Tranche B, the interest rate is either the U.S. prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Under the terms of the Senior Facility, the interest rate determined using the Eurodollar index has a minimum rate of 2.50 percent. Fees on the daily unused availability under the revolving credit facility are 50 basis points. There is a prepayment premium on Tranche B of two percent during the first year and one percent during the second year of the Senior Facility. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the Senior Facility, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through 2008, the Company elected the Eurodollar rate as its basis. Effective with its first interest payment in 2009, the Company elected the U.S. bank prime rate as its basis. On December 31, 2008, the interest rates under the Senior Facility were 5.75 percent on Tranche A, 7.25 percent on Tranche B and a weighted-average rate of 5.75 percent on the revolving credit facility. At December 31, 2007, the Senior Facility interest rate was 7.58 percent on the term loan and a weighted average rate of 7.64 percent on the revolving credit facility. Amortization of the debt discount was $2.0 million in 2008 and was recorded in “Interest expense” in the Consolidated Statements of (Loss) Income.

Second Lien Notes — As part of the Capital Transaction, Worldwide issued Notes (as defined in Note 2 — Capital Transaction ) of $500.0 million to Goldman Sachs. Under the Notes, the Company has a quarterly principal payment of $0.6 million, with the remainder of the principal due in full in March 2018. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through December 31, 2008 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.

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

Inter-creditor Agreement — In connection with the above financing arrangements, the lenders under both the Senior Facility and the Notes entered into an inter-creditor agreement under which the lenders have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time, both before and following a default under the financing arrangements.

364-Day Facility — On November 15, 2007, the Company entered into a $150.0 million revolving credit facility (the “364-Day Facility”) with JPMorgan. The Company did not borrow under the 364-Day Facility in 2007 or 2008. In connection with the Capital Transaction, the Company terminated the 364-Day Facility.

Debt Covenants — Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; effect mergers and consolidations; sell assets or subsidiary stock; pay dividends and other restricted payments; invest in certain assets; and effect loans, advances and certain other transactions with affiliates. In addition, the Senior Facility has a covenant that places limitations on the use of proceeds from borrowings under the facility.

The Senior Facility also has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Compliance with such financial covenants will not be required until the fiscal quarter ending March 31, 2009. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. At December 31, 2008, the Company is in compliance with all covenants.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs — In connection with the waivers obtained on the Senior Facility and the 364-Day Facility during the first quarter of 2008, the Company capitalized transaction costs of $1.5 million. The Company also capitalized $19.6 million and $33.4 million of transaction costs for the amendment and restatement of the Senior Facility and the issuance of the Notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the years ended December 30, 2008, 2007 and 2006 were $5.5 million, $0.2 million and $0.2 million, respectively. In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments , the Company has accounted for the amendments to the Senior Facility as a debt extinguishment. As a result, the Company recognized a $1.5 million debt extinguishment loss in the Consolidated Statements of (Loss) Income during the first quarter of 2008 which reduced deferred financing costs. In addition, the Company expensed $0.4 million of unamortized deferred financing costs in connection with the termination of the 364-Day Facility in the first quarter of 2008.

Interest Paid in Cash — The Company paid $84.0 million, $11.6 million and $8.5 million in 2008, 2007 and 2006, respectively.

Maturities — Maturities of long-term debt for each of the five years succeeding December 31, 2008 are as follows:

(Amounts in thousands)

2009	$2,500
2010	2,500
2011	2,500
2012	2,500
2013	483,125

Debt Swaps — In September 2005, the Company entered into two interest rate swap agreements with a total notional amount of $150.0 million to hedge our variable rate debt. These swap agreements were designated as cash flow hedges. At December 31, 2007, the interest rate debt swaps had an average fixed pay rate of 4.3 percent and an average variable receive rate of 4.5 percent. In the first half of 2008, the Company terminated these agreements. See Note 7 — Derivative Financial Instruments for further information regarding the Company’s interest rate swaps.

Note 11 —	Pensions and Other Benefits

Pension Benefits — In connection with the spin-off, the Company assumed sponsorship of approximately 92 percent of the benefit obligation for the Viad Corp Retirement Income Plan (the “Pension Plan”) and all of the related assets. The Pension Plan is a frozen non-contributory defined benefit pension plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is our policy to fund the minimum required contribution for the year.

Supplemental Executive Retirement Plans (SERPs) — In connection with the spin-off, the Company assumed responsibility for approximately 87 percent of the benefit obligation for the Viad SERP. In addition, the Company is a sponsor of the MoneyGram International, Inc. SERP. The SERPs are frozen, unfunded non-qualified defined benefit pension plans which provide postretirement income to their participants. It is our policy to fund the SERPs as benefits are paid.

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by the employees. The Company’s

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funding policy is to make contributions to the postretirement benefits plans as benefits are paid. During 2007, the Company amended the postretirement benefit plans for certain benefits relating to co-payments, deductibles, coinsurance and maximum benefit payments, resulting in a $0.6 million reduction in the benefit obligation. The Company has determined that its postretirement plan is actuarially equivalent to the Medicare Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The postretirement benefits expense for 2008, 2007 and 2006 was reduced by less than $0.2 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Subsidies to be received under the Medicare Act in 2009 are not expected to be material.

Actuarial Valuation Assumptions — The measurement date for the Company’s Pension Plan, SERPs and postretirement benefit plans is December 31. Following are the weighted average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Net periodic benefit cost:
Discount rate	6.50%	5.70%	5.90%	6.50%	5.70%	5.90%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.00%	9.50%	10.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2013
Projected benefit obligation:
Discount rate	6.30%	6.50%	5.70%	6.30%	6.50%	5.70%
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2013

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

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care trends would have the following effects:

	One Percentage	One Percentage
(Amounts in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$321	$(248)
Effect on postretirement benefit obligation	3,331	(1,746)

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s weighted average asset allocation for the Pension Plan by asset category at the measurement date of December 31 is as follows:

	2008	2007

Equity securities	57.5%	62.8%
Fixed income securities	34.0%	30.4%
Real estate	5.5%	3.8%
Other	3.0%	3.0%

Total	100.0%	100.0%

Plan Financial Information — Net periodic benefit expense for the combined Pension Plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2008	2007	2006	2008	2007	2006

Service cost	$1,069	$2,298	$1,922	$543	$697	$637
Interest cost	12,678	11,900	11,698	822	837	715
Expected return on plan assets	(10,275)	(10,083)	(9,082)	—	—	—
Amortization of prior service cost	414	483	703	(352)	(294)	(294)
Recognized net actuarial loss	2,528	4,226	4,302	—	90	24
Curtailment	658	—	—	—	—	—

Net periodic benefit expense	$7,072	$8,824	$9,543	$1,013	$1,330	$1,082

On January 1, 2008, the Company adopted a change in measurement date for its defined benefit pension plan and combined SERPs and the defined benefit postretirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132. The change in measurement date was adopted using the transition method of measuring its plan assets and benefit obligations as of January 1, 2008. Net periodic costs of $0.4 million for the period from the Company’s current measurement date of November 30, 2007 through January 1, 2008 were recognized as a separate adjustment to “Retained loss,” net of tax. Changes in the fair value of the plan assets and benefit obligation for this period were recognized as an adjustment of $1.5 million to the opening balance sheet of “Accumulated other comprehensive loss” in 2008.

During the third quarter of 2008, the Company recorded a curtailment loss of $0.7 million under the combined SERPs related to the departure of the Company’s Chief Executive Officer and another executive officer.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in other comprehensive loss and net periodic benefit expense for the year ended December 31, 2008 are as follows:

	Pension and	Postretirement
(Amounts in thousands)	SERPs	Benefits

Net actuarial gain	$48,039	$(442)
Amortization of net actuarial gain	(2,740)	—
Amortization of prior service (credit) cost	(414)	352

Total recognized in other comprehensive loss	$44,885	$(90)

Total recognized in net periodic benefit expense	$7,072	$1,013

Total recognized in net periodic benefit expense and other comprehensive loss	$51,957	$923

The estimated net loss and prior service cost for the combined Pension Plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2009 is $3.8 million ($2.3 million net of tax) and $0.3 million ($0.2 million net of tax), respectively. The estimated prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2009 is $0.4 million ($0.2 million net of tax).

The benefit obligation and plan assets, changes to the benefit obligation and plan assets and the funded status of the combined Pension Plan and SERPs and the postretirement benefit plans as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at the beginning of the year	$199,728	$214,412	$12,680	$14,778
Service cost	1,069	2,298	543	697
Interest cost	12,678	11,900	822	837
Actuarial (gain) or loss	6,280	(17,769)	(442)	(2,749)
Plan amendments	—	—	—	(636)
Adjustment for change in measurement date	490	—	68	—
Medicare Part D reimbursements	—	—	8	36
Benefits paid	(12,790)	(11,113)	(263)	(283)

Benefit obligation at the end of the year	$207,454	$199,728	$13,416	$12,680

Change in plan assets:
Fair value of plan assets at the beginning of the year	$135,997	$131,752	$—	$—
Actual return on plan assets	(30,626)	12,468	—	—
Employer contributions	3,636	2,890	263	283
Adjustment for change in measurement date	(666)	—	—	—
Benefits paid	(12,790)	(11,113)	(263)	(283)

Fair value of plan assets at the end of the year	$95,551	$135,997	$—	$—

Unfunded status at the end of the year	$(111,904)	$(63,731)	$(13,416)	$(12,680)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Pension Plan assets declined by $30.6 million during the year as a result of the severe market deterioration in 2008, reducing the Pension Plan’s funded status by approximately 20 percent. This decline in the funded status will accelerate minimum required contributions in the future, beginning with an estimated minimum required contribution of $3.0 million for 2009. The unfunded status of the Pension Plan was $43.5 million and the unfunded status of the SERPs was $68.4 million at December 31, 2008.

Following are the components recognized in the Consolidated Balance Sheets relating to the combined Pension Plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2008	2007	2008	2007

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits assets	$—	$2,732	$—	$—
Pension and other postretirement benefits liability	(111,904)	(66,463)	(13,416)	(12,680)
Deferred tax asset (liability)	36,966	20,173	(474)	(697)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	58,559	30,739	(791)	(225)
Prior service cost (credit) for pension and postretirement benefits, net of tax	1,754	2,175	(1,335)	(1,572)

The projected benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in thousands)	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$139,080	$133,264	$68,375	$66,464	$13,416	$12,680
Accumulated benefit obligation	139,080	133,264	68,375	53,250	—	—
Fair value of plan assets	95,551	135,997	—	—	—	—

Estimated future benefit payments for the combined Pension Plan and SERPs and the postretirement benefit plans are as follows:

(Amounts in thousands)	2009	2010	2011	2012	2013	2014-18

Pension and SERPs	$13,340	$13,523	$13,623	$13,825	$13,821	$82,158
Postretirement benefits	295	338	372	404	455	3,108

The Company has a minimum required contribution of approximately $3.0 million for the Pension Plan in 2009, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.5 million in 2009.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.7 million, $3.4 million and $2.8 million in 2008, 2007 and 2006, respectively. MoneyGram does not have an employee stock ownership plan.

Employee Equity Trust — In connection with the spin-off, Viad transferred 1,632,964 shares of MoneyGram common stock to the MoneyGram International, Inc. Employee Equity Trust (the “Trust”) to be used by MoneyGram to fund the issuance of stock in connection with employee compensation and benefit plans. The fair market value of the shares held by the Trust was recorded in “Unearned employee benefits” in the Company’s

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets and was reduced as stock was issued from the trust to fund employee benefits. As of December 31, 2007, all shares in the Trust had been issued.

Deferred Compensation Plans — Under the Deferred Compensation Plan for Directors of MoneyGram International, Inc., non-employee directors may defer all or part of their retainers, fees and stock awards in the form of stock units or cash. In 2007, the plan was amended to require that a portion of the retainer received by non-employee directors be deferred in stock units. Director deferred accounts are payable upon resignation from the Board. Under the Deferred Compensation Plan for Management, certain employees may defer their base compensation and incentive pay in the form of cash. In addition, the Company makes contributions to the participants’ accounts for profit sharing contributions beyond the IRS qualified plan limits. Management deferred accounts are generally payable on the deferral date based upon the timing and method elected by the participant. Deferred stock unit accounts are credited quarterly with dividend equivalents and will be adjusted in the event of a change in our capital structure from a stock split, stock dividend or other change. Deferred cash accounts are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan which are funded through voluntary contributions by the Company. At December 31, 2008 and 2007, the Company had a liability related to the deferred compensation plans of $2.6 million and $8.8 million, respectively, recorded in the “Accounts payable and other liabilities” component in the Consolidated Balance Sheets. The rabbi trusts had a market value of $9.2 million and $13.6 million at December 31, 2008 and 2007, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 12 —	Mezzanine Equity

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

The Series B Stock pay a cash dividend of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least five years. While no dividends have been declared as of December 31, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participate in any dividends declared on the common stock on an as-converted basis.

The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of December 31, 2008, the Company believes that it is not probable that the Series B Stock will become redeemable as (a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and (b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. The B Stock votes as a class with the common stock of the Company and has a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of B Stock were converted plus (ii) the number of shares of

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable if all outstanding shares of B-1 Stock were converted into B Stock and subsequently converted into common stock.

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has redemption features not solely within the Company’s control. The conversion feature in the B Stock met the definition of an embedded derivative requiring bifurcation during a portion of 2008. The change of control redemption option contained in the Series B Stock meets the definition of an embedded derivative requiring bifurcation. The original fair value of the embedded derivatives of $54.8 million was recognized as a reduction of “Mezzanine equity.” See Note 7 — Derivative Financial Instruments for further discussion of the embedded derivatives in the Series B Stock. The Company capitalized transaction costs totaling $37.6 million and $17.2 million relating to the issuance of the B Stock and B-1 Stock, respectively, through a reduction of “Mezzanine Equity.” As it is probable the Series B Stock will become redeemable in 2018, these transaction costs, along with the discount recorded in connection with the embedded derivatives, will be accreted to the Series B Stock redemption value of $767.5 million plus any accumulated but unpaid dividends over a 10 year period using the effective interest method. Following is a summary of mezzanine equity activity during the year ended December 31, 2008:

(Amounts in thousands)	B Stock	B-1 Stock

Balance at December 31, 2007	$—	$—
Issuance of shares	495,000	272,500
Bifurcation of embedded derivative	(54,797)	—
Transaction costs related to the issuance of shares	(37,648)	(17,172)
Dividends accrued	49,399	27,194
Accretion	6,454	1,282

Balance at December 31, 2008	$458,408	$283,804

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

Note 13 —	Stockholders’ Deficit

Rights Agreement — In connection with the spin-off, MoneyGram adopted a rights agreement (the “Rights Agreement”) by and between the Company and Wells Fargo Bank, N.A., as the rights agent. The preferred share purchase rights (the “rights”) issuable under the Rights Agreement were attached to the shares of MoneyGram common stock distributed in the spin-off. In addition, pursuant to the Rights Agreement, one right was issued with each share of MoneyGram common stock issued after the spin-off.

As part of the Capital Transaction, the Company amended the Rights Agreement with Wells Fargo Bank, N.A. as rights agent to exempt the issuance of the Series B Stock from the Rights Agreement. On November 3, 2008, the Company amended the Rights Agreement, accelerating the expiration date to November 10, 2008. As of December 31, 2008, the Rights Agreement is no longer in effect.

Preferred Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of undesignated preferred stock and up to 2,000,000 shares of Series A junior participating preferred stock. Undesignated preferred stock may be issued in one or more series, with each series to have certain rights and preferences as shall be determined by unlimited discretion of the Company’s Board of Directors, including, without

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. Series A junior participating preferred stock has been reserved for issuance upon exercise of preferred share purchase rights. At December 31, 2008 and 2007, no preferred stock is issued or outstanding.

Common Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 250,000,000 shares of common stock with a par value of $0.01. In connection with the spin-off, MoneyGram was recapitalized such that there were 88,556,077 shares of MoneyGram common stock issued. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2008. Under the terms of the equity securities and debt issued in connection with the Capital Transaction, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is severely limited. During 2007, the Company paid $16.6 million in dividends on its common stock. The following is a summary of common stock issued and outstanding for December 31:

(Amounts in thousands)	2008	2007

Common shares issued	88,556	88,556
Treasury stock	(5,999)	(5,911)
Restricted stock	(92)	(234)

Common shares outstanding	82,465	82,411

Treasury Stock — On November 18, 2004, the Board of Directors authorized a plan to repurchase, at the Company’s discretion, up to 2,000,000 shares of MoneyGram common stock with the intended effect of returning value to the stockholders and reducing dilution caused by the issuance of stock in connection with stock-based compensation. On August 19, 2005, the Company’s Board of Directors increased its share buyback authorization by 5,000,000 shares to a total of 7,000,000 shares. On May 9, 2007, the Board of Directors increased its share buyback authorization by an additional 5,000,000 shares to a total of 12,000,000 shares.

There were no shares repurchased during 2008. During 2007, the Company repurchased 1,620,000 shares at an average cost of $28.39 per share. At December 31, 2008, the Company has remaining authorization to repurchase up to 5,205,000 shares. Following is a summary of treasury stock share activity:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2006	4,286
Stock repurchases	1,620
Issuance of stock for exercise of stock options	(85)
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	90

Balance at December 31, 2007	5,911
Stock repurchases	—
Issuance of stock for exercise of stock options	—
Submission of shares for withholding taxes upon exercise of stock options and release of restricted stock, net of issuances and forfeitures	88

Balance at December 31, 2008	5,999

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in thousands)	2008	2007

Unrealized gain on securities classified as available-for-sale	$9,332	$26,418
Unrealized gain (loss) on derivative financial instruments	780	(19,345)
Cumulative foreign currency translation adjustments	5,368	2,329
Prior service cost for pension and postretirement benefits, net of tax	(419)	(603)
Unrealized losses on pension and postretirement benefits, net of tax	(57,768)	(30,514)

Accumulated other comprehensive loss	$(42,707)	$(21,715)

Note 14 —	Stock-Based Compensation

In connection with the spin-off, each holder of a Viad stock option was issued a stock option for MoneyGram common stock. The exercise price of each MoneyGram stock option issued in connection with the spin-off equals the exercise price of the Viad stock option times a fraction, the numerator of which was the closing price of a share of MoneyGram common stock on the first trading day subsequent to the date of spin-off and the denominator of which was that price plus the closing price of a share of Viad common stock on the first trading day subsequent to the date of spin-off (divided by four to reflect the post-spin Viad reverse stock split). These MoneyGram options are considered to have been issued under the MoneyGram International, Inc. 2004 Omnibus Incentive Plan. MoneyGram will take all tax deductions relating to the exercise of stock options and the vesting of restricted stock held by employees and former employees of MoneyGram, and Viad will take the deductions arising from options and restricted stock held by its employees and former employees.

On May 10, 2005, the Company’s stockholders approved the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which authorizes the issuance of awards of up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares related to forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock. As of December 31, 2008, the Company has remaining authorization to issue awards of up to 6,782,414 shares of common stock. Subject to shareholder approval, on February 9, 2009, the Company’s Board of Directors approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock.

Stock Options — Option awards are generally granted with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. No stock options were granted in 2008. Stock options granted in 2007, 2006 and 2005 become exercisable over a three-year period in an equal number of shares each year and have a term of 10 years. Stock options granted in 2004 become exercisable in a five-year period in an equal number of shares each year and have a term of seven years. All outstanding stock options contain certain forfeiture and non-compete provisions.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model and the assumptions set forth in the following table. Expected volatility is based on the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company uses historical information to estimate the expected term and forfeiture rates of options. The expected term represents the period of time that options are expected to be outstanding, while the forfeiture rate represents the number of options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The information provided in the following table is not applicable to 2008 as the Company did not grant any stock option awards. The weighted-average grant date fair value of an option granted during 2007 and 2006 was $11.47 and $10.41, respectively.

	2007	2006

Expected dividend yield	0.7%	0.6%
Expected volatility	29.1%	26.5%
Risk-free interest rate	4.6%	4.7%
Expected life	6.5 years	6.5 years

Following is a summary of stock option activity for 2008:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2007	4,077,300	$20.63
Granted	—	—
Exercised	—	—
Forfeited	(1,107,174)	21.02

Options outstanding at December 31, 2008	2,970,126	$20.49	3.66 years	$—

Vested or expected to vest at December 31, 2008	2,936,076	$20.40	3.61 years	$—

Options exercisable at December 31, 2008	2,652,048	$19.78	3.31 years	$—

Restricted Stock and Performance-Based Restricted Stock — The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. The vesting of performance-based restricted stock is contingent upon the Company obtaining certain financial thresholds established on the grant date. Provided the incentive performance targets established in the year of grant are achieved, the performance-based restricted stock awards vest in a three-year period from the date of grant in an equal number of shares each year. Vesting could accelerate if performance targets are met at certain achievement levels. Future vesting in all cases is subject generally to continued employment with MoneyGram. Holders of restricted stock and performance-based restricted stock have the right to receive dividends and vote the shares, but may not sell, assign, transfer, pledge or otherwise encumber the stock. In connection with the spin-off, the Company’s former Chairman of the Board was granted a restricted stock award under the 2004 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares vested on June 30, 2006. On June 30, 2005, the Company’s former Chairman of the Board was granted a restricted stock award under the 2005 Omnibus Incentive Plan for 50,000 shares of common stock, of which 25,000 shares vested immediately and 25,000 shares vested in May 2006.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity for 2008:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2007	234,354	$26.84
Granted	—	—
Vested and issued	(55,233)	21.73
Forfeited	(87,450)	28.60

Restricted stock outstanding at December 31, 2008	91,671	$28.25

Following is a summary of pertinent information related to the Company’s stock-based awards:

(Amounts in thousands)	2008	2007	2006

Fair value of options vesting during period	$—	$2,591	$5,680
Fair value of restricted stock vesting during period	458	5,337	13,245
Expense recognized related to options	3,274	3,852	2,725
Expense recognized related to restricted stock	417	2,247	1,950
Intrinsic value of options exercised	—	3,582	15,490
Cash received from option exercises	—	6,606	21,899
Tax benefit realized for tax deductions from option exercises	—	1,068	2,744

(Amounts in thousands)	Options	Restricted Stock

Unrecognized compensation expense	$1,979	$424
Remaining weighted average vesting period	0.69 years	1.23 years

Note 15 —	Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2008	2007	2006

United States	$(345,063)	$(993,273)	$171,681
Foreign	7,872	6	5,092

(Loss) income from continuing operations before income taxes	$(337,191)	$(993,267)	$176,773

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with MPSI. Income tax (benefit) expense related to continuing operations is as follows for the year ended December 31:

(Amounts in thousands)	2008	2007	2006

Current:
Federal	$(55,980)	$35,445	$13,716
State	(8,064)	3,999	2,968
Foreign	(13,938)	1,400	2,880

Current income tax (benefit) expense	(77,982)	40,844	19,564
Deferred income tax expense	2,176	37,637	33,155

Income tax (benefit) expense	$(75,806)	$78,481	$52,719

Income tax expense totaling $1.9 million in 2007 is included in “(Loss) income from discontinued operations, net of tax” in the Consolidated Statements of (Loss) Income. As of December 31, 2008, the Company had a net income tax receivable of $35.9 million recorded in the “Other assets” line in the Consolidated Balance Sheets. The Company received a $24.7 million federal income tax refund in 2008 and a federal income tax refund of $43.5 million in January 2009. Federal and state taxes paid were $1.7 million, $16.0 million and $38.7 million for 2008, 2007 and 2006, respectively. A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2008	%	2007	%	2006	%

Income tax at statutory federal income tax rate	$(118,017)	35.0	$(347,643)	35.0	$61,870	35.0
Tax effect of:
State income tax, net of federal income tax effect	1,634	(0.5)	3,606	(0.4)	2,647	1.5
Valuation allowance	44,639	(13.2)	434,446	(43.7)	—	—
Non-taxable loss on embedded derivatives	5,611	(1.7)
Decrease in tax reserve	(7,761)	2.3	—	—	—	—
Other	(1,186)	0.4	(152)	0.0	1,445	0.8

	(75,080)	22.3	90,257	(9.1)	65,962	37.3
Tax-exempt income	(726)	0.2	(11,776)	1.2	(13,243)	(7.5)

Income tax (benefit) expense	$(75,806)	22.5	$78,481	(7.9)	$52,719	29.8

For 2008, the Company had an effective income tax rate of 22.5 percent. The effective tax rate is 12.5 basis points lower than the statutory tax rate primarily due to the $44.6 million net increase in the deferred tax asset valuation allowance, which includes a $90.5 million benefit recognized in the fourth quarter of 2008. In the fourth quarter of 2008, the Company completed the evaluation of the technical merits of tax positions with respect to part of the net securities losses from 2008 and 2007 and recorded a $90.5 million tax benefit from the release of deferred tax valuation allowances. As the Company assesses changes in facts and circumstances in the future, it may record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. The Company continues to evaluate additional available tax positions related to the net securities losses.

For 2007, the Company had a negative effective income tax rate of 7.9 percent from the $434.4 million deferred tax valuation allowance relating primarily to investment losses. Due to the amount and characterization of the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment losses as of December 31, 2007, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses will be realized.

Deferred income taxes reflect temporary differences between amounts of assets and liabilities, including tax loss and tax credit carry-forwards, for financial reporting purposes and such amounts as measured by tax laws at enacted tax rates expected to be in effect when such differences reverse. The carrying value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions. If the Company determines that it is more likely than not that some portion of all of its deferred assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made. The Company’s deferred tax assets and liabilities at December 31 are comprised of the following:

(Amounts in thousands)	2008	2007

Deferred tax assets:
Postretirement benefits and other employee benefits	$52,133	$37,274
Tax loss carryovers	308,870	—
Tax credit carryovers	45,394	1,474
Unrealized loss on derivative financial investments	—	11,857
Basis difference in revalued investments	126,341	442,442
Bad debt and other reserves	5,977	2,801
Other	7,126	14,194
Valuation allowance	(494,310)	(435,700)

Total deferred tax asset	51,531	74,342
Deferred tax liabilities:
Unrealized gain on securities classified as available-for-sale	—	(16,192)
Depreciation and amortization	(63,507)	(64,848)
Basis difference in investment income	—	(4,761)
Unrealized gain on derivative financial instruments	(478)	—

Gross deferred tax liability	(63,985)	(85,801)

Net deferred tax liability	$(12,454)	$(11,459)

The increase in tax loss and tax credit carry-forwards and corresponding decrease in the basis difference in revalued investments in 2008 relate to tax positions taken on the Company’s investment losses. The increase in the valuation allowance relates primarily to additional investment losses in 2008. The deferred tax liability relating to unrealized gains on investments was recognized through earnings in the first quarter of 2008 in connection with the sale of investments to realign the portfolio. The amount and expiration dates of tax loss and credit carryforwards (not tax effected) as of December 31, 2008 are as follows:

	Expiration
(Amounts in thousands)	Date	Amount

U.S. federal and state loss carry-forwards	2012-2028	$838,000
U.S. federal tax credit carry-forwards	2012-2028	26,526
U.S. federal tax credit carry-forwards	Indefinite	18,868

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S. federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, U.S. federal and

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain U.S. state income tax examinations for 2005 through 2007, with a U.S. federal income tax examination for 2005 through 2007 currently in process.

As a result of the adoption of FIN 48 in 2007, the Company recognized a $29.6 million increase in the liability for unrecognized tax benefits, a $7.6 million increase in deferred tax assets and a $22.0 million reduction to the opening balance of retained income. Unrecognized tax benefits under FIN 48 are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. A reconciliation of unrecognized tax benefits for 2008 is as follows:

(Amounts in thousands)	2008

Balance at January 1	$33,669
Additions based on tax positions related to the current year	5,711
Reductions for tax positions of prior years	(19,204)
Foreign currency translation	(6,608)
Lapse in statute of limitations	(479)

Balance at December 31	$13,089

As of December 31, 2008, the liability for unrecognized tax benefits was $13.1 million, of which $7.4 million could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Consolidated Statements of (Loss) Income. For the years ended December 31, 2008 and 2007, the Company accrued approximately $2.8 million and $3.5 million in interest and penalties in its Consolidated Statement of (Loss) Income, respectively. As of December 31, 2008 and 2007, the Company had a liability of $3.6 million and $6.4 million for interest and penalties related to its unrecognized tax benefits, respectively. As of December 31, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2008 and 2007, a deferred tax liability of $4.4 million and $5.3 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Prior to the Company’s spin-off from Viad, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Subsequent to the spin-off, MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad and the continuing business of Viad is referred to as “New Viad.” As part of the Distribution, the Company entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. The Tax Sharing Agreement provides that through the Distribution Date, the results of MoneyGram and its subsidiaries’ operations are included in Viad’s consolidated U.S. federal income tax returns. In general, the Tax Sharing Agreement provides that MoneyGram will be liable for all federal, state, local, and foreign tax liabilities, including such liabilities resulting from the audit of or other adjustment to previously filed tax returns, that are attributable to the business of MoneyGram for periods through the Distribution Date, and that Viad will be responsible for all other of these taxes.

Note 16 —	Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2016. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are capitalized as leasehold improvements and depreciated over the remaining term of the lease. At December 31, 2008, the deferred rent liability relating to these incentives was $2.9 million.

Rent expense under these operating leases totaled $12.7 million, $11.4 million and $7.8 million during 2008, 2007 and 2006, respectively. Minimum future rental payments for all noncancelable operating leases with an initial term of more than one year are (amounts in thousands):

2009	$10,536
2010	9,163
2011	8,212
2012	5,018
2013	4,007
Later	7,574

Total	$44,510

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Derivative Claims — The Company and its officers and directors were also parties to three stockholder lawsuits making various state-law claims. Two of these lawsuits have been dismissed. The complaint filed in Hennepin County District Court by L.A. Murphy and alleging breach fiduciary duty, abuse of control, mismanagement and corporate waste against various of the Company’s officers and directors was dismissed with prejudice on August 14, 2008. The complaint filed in the United States District Court for the District of Minnesota by Evelyn York and alleging breach of fiduciary duties for insider selling, misappropriation of information and disseminating false and misleading statements, waste of corporate assets and unjust enrichment against the Company and various current and former officers and directors was dismissed by stipulation and with prejudice on September 17, 2008.

On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, THL and PropertyBridge and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with THL. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust, declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.

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

Credit Facilities — At December 31, 2008, the Company has overdraft facilities through its Senior Facility consisting of $7.6 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of December 31, 2008. These overdraft facilities reduce amounts available under the Senior Facility. Fees on the letters of credit are paid in accordance with the terms of the Senior Facility described in Note 10 — Debt.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2008, the total amount of unfunded commitments related to these agreements was $0.6 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payments on its debt. The term of the debt guarantee is for indefinite period, but the agent is expected to pay all outstanding amounts under its debt by March 2009. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and will be amortized on a straight line basis through March 2009. The amortization expense is recognized as part of “Transaction and operations support” expense in the Consolidated Statements of (Loss) Income.

Minimum Commission Guarantees — In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee commissions expense” line in the Consolidated Statements of (Loss) Income.

As of December 31, 2008, the liability for minimum commission guarantees is $2.7 million and the maximum amount that could be paid under the minimum commission guarantees is $16.3 million over a weighted average remaining term of 1.8 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2008 and 2007, the Company paid $0.6 million and $0.8 million, respectively, or approximately 15 percent and 14 percent of the estimated maximum payment for the year, respectively.

Note 17 —	Segment Information

The Company’s business segments are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. Segment pre-tax operating income and segment operating margin are used to evaluate performance and allocate resources. The Company conducts its business through two reportable segments:

Global Funds Transfer — This segment provides global money transfer services. It also provides money orders and bill payment services to consumers through the U.S. network of agents and, in select markets, company-operated locations. Fee revenue is driven by transaction volume and fees per transaction. In addition, investment income is generated by investing funds received from the sale of retail money orders until the instruments are settled. One agent in the Global Funds Transfer segment accounted for 26, 20 and 17 percent of fee and investment revenue in 2008, 2007 and 2006, respectively.

Payment Systems — This segment provides financial institutions in the United States with payment processing services, primarily official check outsourcing services, and money orders for sale to their customers. This segment also processes controlled disbursements. Investment income is generated by investing funds received from the sale of payment instruments until the instruments are settled. In addition, fee revenue is derived from per-item fees paid by our financial institution customers.

The Company manages its investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, average investable balances are allocated to the segments based upon the average balances generated by that segment’s sale of payment instruments. Investment revenue and net securities gains (losses) are allocated based upon the allocation of average investable balances. The derivatives portfolio is also managed on a consolidated level; however, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps used to hedge variable rate commissions are identified with the official check product in Payment Systems segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Interest rate swaps related to variable rate debt are identified to Corporate activities, with the related income (expense) included in unallocated interest expense. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense and other miscellaneous corporate expenses not allocated to the segments.

For assets not specifically assigned to a segment, the related asset value, capital expenditures and depreciation expense are allocated to the segments based on each segment’s percentage of operating income (loss). For the years ended December 31, 2008, 2007 and 2006, the Company allocated corporate depreciation expense of $16.9 million, $16.1 million and $12.4 million, respectively, and capital expenditures of $14.1 million, $25.1 million and $33.6 million, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles segment operating (loss) income to the (loss) income from continuing operations before income taxes as reported in the financial statements for the year ended December 31:

(Amounts in thousands)	2008	2007	2006

Revenue
Global Funds Transfer:
Money transfer, including bill payment	$998,589	$845,799	$669,852
Retail money order and other	44,595	(74,804)	151,894

	1,043,184	770,995	821,746
Payment Systems:
Official check and payment processing	(135,650)	(630,253)	306,760
Other	19,358	15,897	30,337

	(116,292)	(614,356)	337,097
Other	226	898	716

Total revenue	$927,118	$157,537	$1,159,559

Operating (loss) income
Global Funds Transfer	$95,788	$(60,410)	$152,579
Payment Systems	(286,763)	(920,130)	41,619

Total operating (loss) income	(190,975)	(980,540)	194,198
Interest expense	95,020	11,055	7,928
Debt extinguishment loss	1,499	—	—
Valuation loss on embedded derivatives	16,030	—	—
Other unallocated expenses	33,667	1,672	9,497

(Loss) income from continuing operations before income taxes	$(337,191)	$(993,267)	$176,773

Depreciation and amortization
Global Funds Transfer	$48,374	$47,499	$34,603
Payment Systems	8,298	4,480	4,375

Total depreciation and amortization	$56,672	$51,979	$38,978

Capital expenditures
Global Funds Transfer	$36,155	$65,474	$71,181
Payment Systems	4,202	5,668	9,852

Total capital expenditures	$40,357	$71,142	$81,033

The following table reconciles segment assets to total assets reported in the financial statements as of December 31:

(Amounts in thousands)	2008	2007	2006

Assets
Global Funds Transfer	$2,212,616	$2,423,090	$3,091,519
Payment Systems	4,349,808	5,497,168	6,168,134
Corporate	79,872	14,753	16,484

Total assets	$6,642,296	$7,935,011	$9,276,137

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long-lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2008	2007	2006

United States	$544,885	$(142,766)	$918,820
International	382,233	300,303	240,739

Total revenue	$927,118	$157,537	$1,159,559

Note 18 —	Quarterly Financial Data (Unaudited)

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

2008 Fiscal Quarters

(Amounts in thousands, except per share data)	First (1)	Second (1)	Third (1)	Fourth (1)

Revenues	$17,062	$286,088	$304,999	$318,969
Commission expense	214,121	123,713	141,365	125,409

Net (losses) revenues	(197,059)	162,375	163,634	193,560
Operating expenses, excluding commission expense	146,056	138,955	202,098	172,592

(Loss) income from continuing operations before income taxes	$(343,115)	$23,420	$(38,464)	$20,968

(Loss) income from continuing operations	$(360,855)	$15,161	$(38,552)	$122,861
Loss from discontinued operations, net of taxes	—	—	—	—

Net (loss) income	$(360,855)	$15,161	$(38,552)	$122,861

(Loss) earnings per common share
Basic	$(4.40)	$(0.11)	$(0.80)	$0.23
Diluted	$(4.40)	$(0.11)	$(0.80)	$0.47

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second	Third	Fourth (2)

Revenues	$310,051	$333,259	$341,581	$(827,354)
Commission expense	152,260	165,599	170,352	175,697

Net revenues (losses)	157,791	167,660	171,229	(1,003,051)
Operating expenses, excluding commission expense	113,700	119,780	121,970	131,446

Income (loss) from continuing operations before income taxes	$44,091	$47,880	$49,259	$(1,134,497)

Income (loss) from continuing operations	$29,839	$32,359	$34,292	$(1,168,238)
Loss from discontinued operations, net of taxes	—	—	—	(249)

Net income (loss)	$29,839	$32,359	$34,292	$(1,168,487)

Earnings (loss) from continuing operations per common share
Basic	$0.36	$0.39	$0.42	$(14.18)
Diluted	$0.35	$0.38	$0.41	$(14.18)
Earnings from discontinued operations per common share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Earnings (loss) per common share
Basic	$0.36	$0.39	$0.42	$(14.18)
Diluted	$0.35	$0.38	$0.41	$(14.18)

(1)	Revenue in the first quarter of 2008 includes $256.3 million of net realized losses from the realignment of the investment portfolio, $45.3 million of other-than-temporary impairments and $5.7 million of unrealized losses on trading investments. Revenue in the second quarter of 2008 includes $9.1 million of other-than-temporary impairments and $21.2 million of unrealized losses on trading investments. Revenue in the third quarter of 2008 includes $8.4 million of other-than-temporary impairments and $4.9 million of unrealized losses on trading investments. Revenue in the fourth quarter of 2008 includes $7.5 million of other-than-temporary impairments, $8.8 million of unrealized losses on trading investments and a $26.5 million gain from put options relating to trading investments.

(2)	Revenue in the fourth quarter of 2007 includes net securities losses of $1.2 billion related to other-than-temporary impairments in the Company’s investment portfolio.