Form 10-Q
period 2009-03-31
MONEYGRAM INTERNATIONAL INC
filed 2009-05-11
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
As of May 4, 2009, 82,525,552 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
(Amounts in thousands, except share data)	2009	2008

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,904,783	4,077,381
Receivables, net (substantially restricted)	1,117,184	1,264,885
Trading investments (substantially restricted)	19,840	21,485
Available-for-sale investments (substantially restricted)	415,827	438,774
Property and equipment	149,192	156,263
Intangible assets	13,524	14,548
Goodwill	436,349	434,337
Other assets	196,328	234,623

Total assets	$6,253,027	$6,642,296

LIABILITIES
Payment service obligations	$5,067,167	$5,437,999
Debt	978,952	978,881
Pension and other postretirement benefits	131,272	130,900
Accounts payable and other liabilities	88,599	121,586
Deferred tax liabilities	12,627	12,454

Total liabilities	6,278,617	6,681,820

COMMITMENTS AND CONTINGENCIES (NOTE 13)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	477,084	458,408
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	293,347	283,804

Total mezzanine equity	770,431	742,212

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 250,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	34,149	62,324
Retained loss	(637,413)	(649,254)
Unearned employee benefits	(161)	(424)
Accumulated other comprehensive loss	(40,479)	(42,707)
Treasury stock: 6,030,525 and 5,999,175 shares at March 31, 2009 and December 31, 2008, respectively	(153,003)	(152,561)

Total stockholders’ deficit	(796,021)	(781,736)

Total liabilities, mezzanine equity and stockholders’ deficit	$6,253,027	$6,642,296

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009	2008

REVENUE
Fee and other revenue	$268,144	$262,797
Investment revenue	11,691	61,565
Net securities gains (losses)	56	(307,300)

Total revenue	279,891	17,062

Fee commissions expense	118,544	117,232
Investment commissions expense	399	96,889

Total commissions expense	118,943	214,121

Net revenue (losses)	160,948	(197,059)

EXPENSES
Compensation and benefits	51,632	52,299
Transaction and operations support	44,484	52,029
Depreciation and amortization	14,362	14,218
Occupancy, equipment and supplies	11,026	11,222
Interest expense	27,040	14,789
Debt extinguishment loss	—	1,499

Total expenses	148,544	146,056

Income (loss) before income taxes	12,404	(343,115)
Income tax expense	563	17,740

NET INCOME (LOSS)	$11,841	$(360,855)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(4.40)

Net income (loss) as reported	$11,841	$(360,855)
Preferred stock dividends	(25,718)	(1,822)
Accretion recognized on preferred stock	(2,501)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,378)	$(362,677)

WEIGHTED AVERAGE OUTSTANDING COMMON SHARES	82,483	82,430

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

NET INCOME (LOSS)	$11,841	$(360,855)
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $2,193 and $5,757, respectively	3,578	9,393
Reclassification adjustment for net realized (gains) included in net income, net of tax expense of $(27) and $(15,043), respectively	(44)	(24,544)

	3,534	(15,151)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) arising during the period, net of tax (benefit) of $(174) and $(685), respectively	(284)	(1,117)
Reclassification adjustment for net unrealized losses included in net income, net of tax benefit of $0 and $10,998, respectively	—	17,944

	(284)	16,827

Pension and postretirement benefit plans:
Reclassification of prior service costs recorded to net income, net of tax benefit of $11 and $7, respectively	19	12
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $347 and $241, respectively	566	393

Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(985) and $1,419, respectively	(1,607)	2,315

Other comprehensive income	2,228	4,396

COMPREHENSIVE INCOME (LOSS)	$14,069	$(356,459)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,841	$(360,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,362	14,218
Investment impairment charges	2,081	45,274
Provision for deferred income taxes	(305)	—
Net loss on sale of investments	—	256,334
Unrealized losses on trading investments	1,645	5,692
Valuation gains on trading investment put options	(3,782)	—
Net amortization of investment premiums and discounts	212	(271)
Unrealized losses on interest rate swaps	—	63,224
Signing bonus amortization	8,529	8,090
Amortization of debt discount and deferred financing costs	2,450	159
Debt extinguishment loss	—	1,499
Provision for uncollectible receivables	3,677	3,024
Non-cash compensation and pension expense	2,561	1,726
Other non-cash items, net	3,232	(3,138)
Changes in foreign currency translation adjustments	(1,607)	2,315
Change in other assets	(3,539)	(38,062)
Change in accounts payable and other liabilities	997	(17,760)

Total adjustments	30,513	342,324
Change in cash and cash equivalents (substantially restricted)	172,599	(3,101,381)
Change in receivables, net (substantially restricted)	144,025	(378,046)
Change in payment service obligations	(370,832)	(1,106,307)

Net cash used in operating activities	(11,854)	(4,604,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	2,896,011
Proceeds from maturities of investments classified as available-for-sale	22,860	420,085
Purchases of property and equipment	(7,171)	(5,554)
Cash paid for acquisitions, net of cash acquired	(3,210)	—

Net cash provided by investing activities	12,479	3,310,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	733,750
Transaction costs for issuance and amendment of debt	—	(47,805)
Payment on debt	(625)	—
Payment on revolving credit facility	—	(100,000)
Proceeds from issuance of preferred stock	—	760,000
Transaction costs for issuance of preferred stock	—	(52,222)

Net cash (used in) provided by financing activities	(625)	1,293,723

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

				Unearned	Accumulated
		Additional		Employee	Other
	Common	Paid-In	Retained	Benefits	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	and Other	Loss	Stock	Total

December 31, 2008	$886	$62,324	$(649,254)	$(424)	$(42,707)	$(152,561)	$(781,736)
Net income			11,841				11,841
Dividends on preferred stock		(25,718)					(25,718)
Accretion on preferred stock		(2,501)					(2,501)
Employee benefit plans		44		263		(442)	(135)
Net unrealized gain on available-for-sale securities					3,534		3,534
Net unrealized loss on derivative financial instruments					(284)		(284)
Amortization of prior service cost for pension and postretirement benefits, net of tax					19		19
Amortization of unrealized losses on pension and postretirement benefits, net of tax					566		566
Unrealized foreign currency translation adjustment					(1,607)		(1,607)

March 31, 2009	$886	$34,149	$(637,413)	$(161)	$(40,479)	$(153,003)	$(796,021)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Unrestricted Assets
Through its wholly owned subsidiary and licensed entity MoneyGram Payment Systems, Inc. (“MPSI”), the Company is regulated by various state agencies that generally require MPSI to maintain liquid assets and investments with a rating of A or higher (“permissible investments”) in an amount generally equal to payment service obligations, as defined by each state, for regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. Regulatory requirements also require MPSI to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth.
In connection with the Company’s senior credit facility (the “Senior Facility”), senior secured second lien notes (the “Notes”), one clearing bank agreement and special purpose entities (“SPEs”), the Company has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the Senior Facility and Notes are described in Note 7 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.
The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,904,783	$4,077,381
Receivables, net (substantially restricted)	1,117,184	1,264,885
Trading investments (substantially restricted)	19,840	21,485
Put options related to trading investments	30,287	26,505
Available-for-sale investments (substantially restricted)	415,827	438,774

	5,487,921	5,829,030
Amounts restricted to cover payment service obligations	(5,067,167)	(5,437,999)

Excess in unrestricted assets	$420,754	$391,031

The Company is in compliance with its contractual and financial regulatory requirements as of March 31, 2009 and December 31, 2008.
Note 3 — Acquisitions
Raphaels Bank — On February 2, 2009, the Company acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides the Company with five money transfer stores in and around Paris, France that will be integrated into the Company’s French retail operations. The preliminary purchase price allocation as of March 31, 2009 includes $2.0 million of goodwill assigned to the Company’s Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in the Company’s Consolidated Statement of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).
Note 4 — Fair Value Measurement
Following are the Company’s financial assets recorded at fair value by hierarchy level as of March 31, 2009 and December 31, 2008; the Company had no financial liabilities recorded at fair value for either period. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents (substantially restricted)” line in the Consolidated Balance Sheets as cash is not subject to fair value measurement.

	March 31, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,497,297	$—	$—	$2,497,297
Trading investments (substantially restricted)	—	—	19,840	19,840
Put options related to trading investments	—	—	30,287	30,287
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	17,503	—	17,503
Residential mortgage-backed securities — agencies	—	373,070	—	373,070
Other asset-backed securities	—	—	25,254	25,254

Total financial assets	$2,497,297	$390,573	$75,381	$2,963,251

	December 31, 2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,501,780	$—	$—	$2,501,780
Trading investments (substantially restricted)	—	—	21,485	21,485
Put options related to trading investments	—	—	26,505	26,505
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	17,449	—	17,449
Residential mortgage-backed securities — agencies	—	391,798	—	391,798
Other asset-backed securities	—	—	29,528	29,528

Total financial assets	$2,501,780	$409,247	$77,518	$2,988,545

The table below provides a roll-forward for the three months ended March 31, 2009 of the financial assets classified in Level 3 which are measured at fair value on a recurring basis.

	Three Months Ended March 31, 2009
		Put Options		Total
		Related to	Available-	Level 3
	Trading	Trading	for-Sale	Financial
(Amounts in thousands)	Investments	Investments	Investments	Assets

Balance at January 1, 2009	$21,485	$26,505	$29,528	$77,518
Principal paydowns	—	—	(136)	(136)
Other-than-temporary impairments	—	—	(2,081)	(2,081)
Unrealized gains — instruments still held at the reporting date	—	3,782	—	3,782
Unrealized losses — instruments still held at the reporting date	(1,645)	—	(2,057)	(3,702)

Balance at March 31, 2009	$19,840	$30,287	$25,254	$75,381

Note 5 — Investment Portfolio
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Unrestricted Assets. Components of our investment portfolio as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Cash	$1,407,486	$1,575,601
Money markets	2,497,297	1,626,788
Time deposits	—	874,992

Cash and cash equivalents	3,904,783	4,077,381
Trading investments	19,840	21,485
Available-for-sale investments	415,827	438,774

Total investment portfolio	$4,340,450	$4,537,640

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and clearing accounts. The Company’s money-market securities are invested in seven funds, all of which are AAA rated and are comprised of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Trading Investments — Trading investments consist of: one auction rate security collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days; one auction rate security collateralized by perpetual preferred stock issued by the monoline insurer and paying a discretionary dividend; and perpetual preferred stock of a monoline insurer paying a discretionary dividend. The combined fair value of the trading investments on March 31, 2009 and December 31, 2008 was $19.8 million and $21.5 million, respectively, on a par value of $62.3 million. Due to the continued disruption of the credit markets and concerns regarding the capital position of the monoline insurers and their intent to pay dividends on their preferred stock, the Company recorded an unrealized loss on its trading investments of $1.6 million and $5.7 million in “Net securities gains (losses)” in the Consolidated Statements of Income (Loss) during the quarter ended March 31, 2009 and 2008, respectively. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing.
The fair value of put options received in November 2008 under a buy-back program sponsored by the trading firm that sold the Company its trading investments was $30.3 million and $26.5 million as of March 31, 2009 and December 31, 2008, respectively, and is reflected in the “Other assets” line in the Consolidated Balance Sheets. The Company recognized a gain of $3.8 million in the “Net securities gains (losses)” line in the Consolidated Statements of Income (Loss) from the increase in the fair value of the put options during the three months ended March 31, 2009. This valuation gain offsets the unrealized losses recognized on the trading investments for the period. The fair value of the put options will be remeasured each period through earnings and should continue to significantly offset any further unrealized losses recognized in the Consolidated Statements of Income (Loss) related to the Company’s trading investments.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at March 31, 2009:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$364,244	$8,826	$—	$373,070	$103.05
Other asset-backed securities	22,159	3,095	—	25,254	3.74
U.S. government agencies	16,558	945	—	17,503	92.12

Total	$402,961	$12,866	$—	$415,827	$39.36

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2008:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$385,276	$6,523	$(2)	$391,797	$102.37
Other asset-backed securities	27,703	1,825	—	29,528	4.43
U.S. government agencies	16,463	986	—	17,449	91.84

Total	$429,442	$9,334	$(2)	$438,774	$41.05

Gains and Losses and Other-Than-Temporary Impairments — At March 31, 2009 and December 31, 2008, net unrealized gains of $12.9 million and $9.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 12 — Income Taxes. During the first quarter of 2009 and 2008, gains of less than $0.1 million and $24.5 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or paydown of the underlying securities during the period. Net securities gains (losses) were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Gross realized gains	$—	$34,200
Gross realized losses	—	(290,534)
Other-than-temporary impairments	(2,081)	(45,274)

Net securities losses from available-for-sale investments	(2,081)	(301,608)

Unrealized losses from trading investments	(1,645)	(5,692)
Valuation gain from put options related to trading investments	3,782	—

Net securities gains (losses)	$56	$(307,300)

The Company realigned its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. Other-than-temporary impairment charges of $2.1 million and $45.3 million during the first quarter of 2009 and 2008, respectively, were the result of further deterioration in the market.
At March 31, 2009 and December 31, 2008, 94 percent and 93 percent of the available-for-sale portfolio was invested in debentures of U.S. government agencies or securities collateralized by U.S government agency debentures. These securities have always had the implicit backing of the U.S. government. During 2008, the U.S. government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the U.S. Treasury. These actions served to provide greater comfort to the market regarding the intent of the U.S. government to back the securities issued by its agencies. The Company expects to receive full par value of these securities upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.04 per dollar of par at March 31, 2009.

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2009 and December 31, 2008 had the following ratings:

	March 31, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	40	$390,157	94%	42	$409,672	94%
AA	2	1,649	0%	3	5,064	0%
A	6	2,780	1%	5	2,919	1%
BBB	1	47	0%	2	543	0%
Below investment grade	70	21,194	5%	68	20,576	5%

Total	119	$415,827	100%	120	$438,774	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have been reduced by $4.0 million and $3.5 million as of March 31, 2009 and December 31, 2008, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$1,003	$1,086	$1,003	$1,073
After five years through ten years	15,555	16,416	15,460	16,376
Mortgage-backed and other asset-backed securities	386,403	398,325	412,979	421,325

Total	$402,961	$415,827	$429,442	$438,774

Fair Value Determination — Following are the sources of pricing used by the Company for its fair value estimates as a result of its valuation process:

	March 31, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Percent

Third party pricing service	51	$386,414	93%	52	$405,955	93%
Broker pricing	43	13,043	3%	43	15,195	3%
Internal pricing	25	16,370	4%	25	17,624	4%

Total	119	$415,827	100%	120	$438,774	100%

Assessment of Unrealized Losses — At March 31, 2009 and December 31, 2008, the Company had no or nominal unrealized losses in its available-for-sale portfolio, with no unrealized losses aged 12 months or more, after the recognition of other-than-temporary impairment charges.
Note 6 — Derivative Financial Instruments
The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt, as well as its floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated certain of its financial institution customer relationships. The termination of these relationships led the Company to discontinue hedge accounting treatment as the forecasted transaction would no longer occur, resulting in the recognition of a $57.0 million unrealized loss recorded in “Investment commissions expense” in the Consolidated Statements of Income (Loss) in the first quarter of 2008. In addition, modifications made to the Senior Facility in connection with the recapitalization completed in the first quarter of 2008 resulted in hedge accounting treatment of its debt swap being discontinued in the first quarter of 2008, causing the recognition of a $6.2 million unrealized loss in “Interest expense” in the Consolidated Statements of Income (Loss) in the first quarter of 2008. The Company terminated its commission and debt interest rate swaps in the second quarter of 2008.

Historically, the Company entered into foreign currency forward contracts with 12 month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. The Company recognized a gain of $1.7 million for the quarter ended March 31, 2009 and a loss of $1.3 million for the quarter ended March 31, 2008 in the “Fee and other revenue” line of the Consolidated Statements of Income (Loss) upon the final settlement of these cash flow hedges. As of March 31, 2009 and December 31, 2008, the Company had $0.5 million and $0.8 million, respectively, of unrealized gains on its cash flow hedges recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The notional amount of outstanding cash flow hedges as of March 31, 2009 and December 31, 2008 was $6.1 million and $18.1 million, respectively, all maturing in the second quarter of 2009.
The Company also uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these forward contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income (Loss) reflects a $3.6 million and $0.5 million loss for the quarters ended March 31, 2009 and 2008, respectively, from the effect of changes in foreign exchange rates on the foreign-denominated receivables and payables, which is net of a $5.8 million gain and a $4.7 million loss from the related forward contracts for the quarters ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had $67.2 million and $98.4 million of outstanding notional amounts relating to its forward contracts, respectively.
As of March 31, 2009 and December 31, 2008, the Company reflects the following fair values for all of its forward contract instruments in its Consolidated Balance Sheets:

		March 31, 2009			December 31, 2008
	Balance Sheet	Asset	Liability	Net	Asset	Liability	Net
(Amounts in thousands)	Location	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value

Forward contracts	Other assets	$94,343	$(94,084)	$259	$134,389	$(135,588)	$(1,199)
Forward contracts	Receivables, net	20,961	(19,536)	1,425	17,897	(15,444)	2,453

Total		$115,304	$(113,620)	$1,684	$152,286	$(151,032)	$1,254

Note 7 — Debt
Following is a summary of the Company’s outstanding debt as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A loan, due 2013	$100,000	5.75%	$100,000	6.33%
Senior Tranche B loan, net of unamortized discount, due 2013	233,952	7.25%	233,881	7.78%
Senior revolving credit facility, due 2013	145,000	5.75%	145,000	6.27%
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$978,952		$978,881

Senior Facility — The Company may elect an interest rate for the Senior Facility at each reset period based on the U.S. prime bank rate or the Eurodollar rate. Through 2008, the Company elected the Eurodollar rate as its basis. Effective with its first interest payment in 2009, the Company elected the U.S. bank prime rate as its basis. Amortization of the debt discount on the Tranche B loan was $0.7 million and less than $0.1 million for the quarter ended March 31, 2009 and 2008, respectively, and was recorded in “Interest expense” in the Consolidated Statements of Income (Loss). As of March 31, 2009, the Company has $93.1 million of availability under the revolving credit facility, including outstanding letters of credit which reduce the amount available under the revolving credit facility. In May 2009, the Company repaid $70.0 million of the amount outstanding under the revolving credit facility at March 31, 2009. This payment will be recorded in the second quarter of 2009 and will reduce the amounts outstanding under the revolving credit facility to $75.0 million.
Second Lien Notes — Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company elected to pay the interest through March 31, 2009 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.

Debt Covenants — The Senior Facility has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 from March 31, 2009 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 from March 31, 2009 through September 30, 2009, 6.0:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5.0:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. At March 31, 2009, the Company is in compliance with all covenants.
Deferred Financing Costs — Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of Income (Loss) was $1.8 million and $0.1 million for the quarter ended March 31, 2009 and 2008, respectively. During the first quarter of 2008, the Company recognized a debt extinguishment loss of $1.5 million in connection with the modification of the Senior Facility and expensed $0.4 million of unamortized deferred financing costs upon the termination of its $150.0 million revolving credit facility with JPMorgan.
Interest Paid in Cash — The Company paid $24.5 million and $6.1 million of interest for the quarter ended March 31, 2009 and 2008, respectively.
Note 8 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) and postretirement benefit plans includes the following components for the three months ended March 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2009	2008	2009	2008

Service cost	$223	$326	$143	$135
Interest cost	3,165	3,142	209	204
Expected return on plan assets	(2,351)	(2,577)	—	—
Amortization of prior service cost	87	107	(88)	(88)
Recognized net actuarial loss	944	635	—	—

Net periodic benefit expense	$2,068	$1,633	$264	$251

Benefits paid through the defined benefit pension plan and combined SERPs were $4.1 million and $4.0 million during the first quarter ended March 31, 2009 and 2008, respectively. No contributions were made to the defined benefit pension plan during the first quarter ended March 31, 2009 and 2008. The Company made contributions to the combined SERPs of $1.0 million and $0.9 million for the first quarter ended March 31, 2009 and 2008, respectively. Benefits paid through, and contributions made to, the postretirement benefit plans were less than $0.1 million during both quarters ended March 31, 2009 and 2008.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.9 million ($0.6 million, net of tax) and $0.6 million ($0.4 million, net of tax) for the quarter ended March 31, 2009 and 2008, respectively. There was no net loss for the postretirement benefit plans. The prior service costs for the combined SERPs and the postretirement benefit plans amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was not material for either of the quarters ended March 31, 2009 and 2008. There were no prior service costs related to the defined benefit pension plan.
Contribution expense for the 401(k) defined contribution plan was $1.0 million for both the quarter ended March 31, 2009 and 2008. The Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan of $2.0 million during both quarters ended March 31, 2009 and 2008.

Note 9 — Mezzanine Equity
Following is a summary of mezzanine equity activity during the three months ended March 31, 2009:

	Participating Convertible
	Preferred Stock
(Amounts in thousands)	Series B	Series B-1

Balance at December 31, 2008	$458,408	$283,804
Dividends accrued	16,587	9,131
Accretion	2,089	412

Balance at March 31, 2009	$477,084	$293,347

Note 10 — Stockholders’ Deficit
Common Stock — Following is a summary of common stock issued and outstanding:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Common shares issued	88,556	88,556
Treasury stock	(6,030)	(5,999)
Restricted stock	(23)	(92)

Common shares outstanding	82,503	82,465

Treasury Stock — Following is a summary of treasury stock share activity during the quarter ended March 31, 2009:

(Amounts in thousands)	Treasury Stock

Balance at December 31, 2008	5,999
Shares surrendered for withholding taxes upon release or forfeiture of restricted stock	31

Balance at March 31, 2009	6,030

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Net unrealized gain on securities classified as available-for-sale	$12,866	$9,332
Net unrealized gain on derivative financial instruments	496	780
Cumulative foreign currency translation adjustments	3,761	5,368
Prior service cost for pension and postretirement benefits, net of tax	(400)	(419)
Unrealized losses on pension and postretirement benefits, net of tax	(57,202)	(57,768)

Accumulated other comprehensive loss	$(40,479)	$(42,707)

Note 11 — Stock-Based Compensation
Subject to shareholder approval, on February 9, 2009, the Company’s Board of Directors approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock. As of March 31, 2009, the Company has remaining authorization to issue awards of up to 6,308,458 shares of common stock.
On January 21, 2009, the Company granted 4,700,000 stock options with an exercise price of $1.50 to the Executive Chairman of the Board. Except for 500,000 options in this award, the options will not vest and are subject to forfeiture if the stockholders of the Company do not approve certain amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan. Under the terms of the grant, 50 percent of the award becomes exercisable over a four-year period in an equal number of shares each year (the “Time-based Tranche”). The remaining 50 percent of the award (the “Performance-based Tranches”) becomes exercisable upon the achievement within five years of grant of the earlier of a) a pre-defined common stock price for any period of 20 consecutive trading days, b) a change in control of the Company resulting in a pre-defined per share consideration or c) in the event the Company’s common stock does not trade on a U.S. exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. These options have a term of 10 years and contain certain forfeiture provisions, including the continuation of vesting terms for the twelve month period immediately following termination by the Company without cause or voluntary termination for good reason, as defined by the option agreement.

For purposes of determining the fair value of these options, the Company utilized the Black-Scholes single option pricing model for the Time-based Tranche and a combination of Monte Carlo simulation and Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the daily price of the Company’s common stock since June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. Under the simplified method, the expected term represents the median between the expected vesting timeframe and the contractual term of the award. The forfeiture rate, which has been estimated at zero for the 2009 option award, represents the number of options that will be forfeited by the grantee due to termination of employment. In estimating the expected term and forfeiture rate, the Company considered historical activity and any expectations regarding future activity which could impact these assumptions. The risk-free rate for the Black-Scholes model is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year U.S. Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. Following are the weighted-average grant date fair value and assumptions utilized to estimate the grant date fair value of the 2009 options. No stock options were granted in 2008.

Expected dividend yield	0.0%
Expected volatility	72.8%
Risk-free interest rate	2.3%
Expected life	6.2 years
Weighted average grant date fair value per option	$0.79
Following is a summary of stock option activity for 2009:

			Weighted-
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2008	2,970,126	$20.49
Granted	4,700,000	1.50
Exercised	—	—
Forfeited	(15,614)	26.16

Options outstanding at March 31, 2009	7,654,512	$8.82	7.33 years	$—

Vested or expected to vest at March 31, 2009	7,652,124	$8.81	7.33 years	$—

Options exercisable at March 31, 2009	2,868,878	$20.22	3.26 years	$—

As of March 31, 2009, the Company’s outstanding stock options had unrecognized compensation expense of $4.8 million and a remaining weighted average vesting period of 2.72 years.
Note 12 — Income Taxes
In the first quarter of 2009, the Company had $0.6 million of tax expense on pre-tax income of $12.4 million, resulting in an effective income tax rate of 4.54 percent. The effective income tax rate in the first quarter of 2009 reflects benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007. The Company continues to evaluate additional available tax positions related to the net securities losses. The Company received a federal income tax refund of $43.5 million during the first quarter of 2009. The Company paid less than $0.1 million of federal and state income taxes during the first quarter of 2009. In the first quarter of 2008, the Company had $17.7 million of tax expense on a pre-tax loss of $343.1 million resulting in a negative effective income tax rate of 5.17 percent. The effective income tax rate in the first quarter of 2008 reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to net securities losses. Due to the amount and characterization of losses at March 31, 2008, the Company determined that it was not “more likely than not” that the deferred tax assets related to the losses would be realized as of March 31, 2008. The Company paid less than $0.1 million of federal and state income taxes during the first quarter of 2008.

During the first quarter of 2009 and 2008, the Company recognized $0.2 million and $0.6 million in interest and penalties for unrecognized tax benefits, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income (Loss). As of March 31, 2009 and December 31, 2008, the Company had accrued $3.8 million and $3.6 million, respectively, in interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
Note 13 — Commitments and Contingencies
Legal Proceedings — We are involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of our business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. We accrue for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on our financial position.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company's investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company's investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities.
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
Stockholder Derivative Claim — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.
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
Other Government Inquiries — The Company has received inquiries from, and is in discussions with, the staffs of two government entities regarding customer complaints that third parties have used our money transfer services inappropriately in conjunction with consumer fraud activities. These discussions include the Company’s business practices in addressing these activities. Any potential resolution could involve requirements to change business practices and/or to make payments.
Credit Facilities — At March 31, 2009, the Company has overdraft facilities through the Senior Facility consisting of $11.9 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of March 31, 2009. At March 31, 2009, the Company also has $93.1 million of availability under the Senior Facility.

Minimum Commission Guarantees — In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee commissions expense” line in the Consolidated Statements of Income (Loss).
As of March 31, 2009, the liability for minimum commission guarantees is $1.3 million and the maximum amount that could be paid under the minimum commission guarantees is $12.8 million over a weighted average remaining term of 2.0 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees that expired in 2008, the Company paid $0.6 million or approximately 15 percent of the estimated maximum payment for the year.
Note 14 — Earnings per Common Share
Following are the potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Shares related to stock options	2,964	4,057
Shares related to restricted stock	65	145
Shares related to preferred stock	347,925	307,729
Note 15 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) changes how business combinations are accounted for and disclosed, including the elimination of capitalized transaction costs and accounting for contingent consideration. The Company adopted FAS 141(R) effective January 1, 2009.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in FAS No. 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted FSP EITF 03-6-1 on January 1, 2009 with no material impact on its Consolidated Financial Statements.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 conforms the application of other-than-temporary impairment guidance on beneficial interests in securitized financial assets to the impairment model in FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). The Company adopted FSP EITF 99-20-1 on January 1, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends FAS 115 and FAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Assets to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and that it is more likely than not management will not have to sell the security before recovery of its cost basis. This FSP requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends FAS No. 157, Fair Value Measurements, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its Consolidated Financial Statements, but does not anticipate any impact to be material.
In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 effective January 1, 2009.
Note 16 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Walmart Stores, Inc. (“Walmart”), accounted for approximately 30 percent and 24 percent of the Company’s total fee and investment revenue for the quarters ended March 31, 2009 and 2008, respectively, and approximately 32 percent and 29 percent of the Global Funds Transfer segment total fee and investment revenue for the quarters ended March 31, 2009 and 2008, respectively. “Other unallocated expenses” include $3.5 million of executive severance and related costs recorded during the first quarter of 2009 and $7.7 million of costs relating to the recapitalization in the first quarter of 2008. The following table reconciles segment operating income (loss) to “Income (loss) before income taxes” as reported in the Consolidated Statements of Income (Loss):

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

Revenue
Global Funds Transfer
Money transfer, including bill payment	$242,119	$233,856
Retail money order and other	17,573	(14,857)

	259,692	218,999
Payment Systems
Official check and payment processing	12,605	(203,723)
Other	6,364	1,694

	18,969	(202,029)
Other	1,230	92

Total revenue	$279,891	$17,062

Operating income (loss)
Global Funds Transfer	$36,725	$(3,672)
Payment Systems	7,252	(314,853)

Total segment operating income (loss)	43,977	(318,525)

Interest expense	(27,040)	(14,789)
Debt extinguishment loss	—	(1,499)
Other unallocated expenses	(4,533)	(8,302)

Income (loss) before income taxes	$12,404	$(343,115)

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

Depreciation and amortization
Global Funds Transfer	$13,153	$9,484
Payment Systems	1,209	4,734

Total depreciation and amortization	$14,362	$14,218

Capital expenditures
Global Funds Transfer	$6,886	$3,506
Payment Systems	507	2,360

Total capital expenditures	$7,393	$5,866

The following table presents revenue by major geographic area:

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

United States	$199,451	$(66,127)
International	80,440	83,189

Total revenue	$279,891	$17,062

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
Executive Management Changes — On January 21, 2009, the Board of Directors appointed Anthony P. Ryan as President and Chief Executive Officer and Pamela H. Patsley as Executive Chairman of the Board. On March 20, 2009, we announced the departure of David J. Parrin, Executive Vice President and Chief Financial Officer. Our Board of Directors has retained an executive search firm to lead the process of identifying a new Chief Financial Officer. On March 25, 2009, we announced that Mary A. Dutra, Executive Vice President, Global Payment Processing and Settlement will resign from her position effective September 24, 2009.

Table 1 — Results of Operations

	Three Months Ended March 31,			%
(Amounts in thousands)	2009	2008	Change	Change
	(unaudited)	(unaudited)
Revenue
Fee and other revenue	$268,144	$262,797	$5,347	2%
Investment revenue	11,691	61,565	(49,874)	(81%)
Net securities gains (losses)	56	(307,300)	307,356	100%

Total revenue	279,891	17,062	262,829	1540%
Fee commissions expense	118,544	117,232	1,312	1%
Investment commissions expense	399	96,889	(96,490)	(100%)

Total commissions expense	118,943	214,121	(95,178)	(44%)

Net revenue (losses)	160,948	(197,059)	358,007	182%

Expenses
Compensation and benefits	51,632	52,299	(667)	(1%)
Transaction and operations support	44,484	52,029	(7,545)	(15%)
Depreciation and amortization	14,362	14,218	144	1%
Occupancy, equipment and supplies	11,026	11,222	(196)	(2%)
Interest expense	27,040	14,789	12,251	83%
Debt extinguishment loss	—	1,499	(1,499)	(100%)

Total expenses	148,544	146,056	2,488	2%

Income (loss) before income taxes	12,404	(343,115)	355,519	104%
Income tax expense	563	17,740	(17,177)	(97%)

Net income (loss)	$11,841	$(360,855)	$372,696	103%

Following are significant items affecting operating results during the first quarter of 2009 as compared to the first quarter of 2008:
•	Fee and other revenue increased 2 percent in the first quarter of 2009 to $268.1 million, driven by continued growth in money transfer (including bill payment) transaction volume. Our Global Funds Transfer segment fee and other revenue grew 2 percent in the first quarter of 2009, driven by 2 percent growth in money transfer (including bill payment) fee revenue and 4 percent growth in money transfer transaction volume. In the first quarter of 2009, the rate of growth in money transfer (including bill payment) volume slowed compared to 2008, reflecting slowing economic conditions and a growing volume base.

•	Investment revenue decreased $49.9 million, or 81 percent, in the first quarter of 2009 compared to 2008 due to a decline in the average rate earned on our realigned investment portfolio and a decrease in our investment balances from the departure of official check financial institution customers.

•	In the first quarter of 2009, valuation gains on put options relating to trading investments offset unrealized losses on trading investments and other-than-temporary impairments on other asset-backed securities, resulting in a nominal net gain for the quarter. This is compared to $307.3 million of net securities losses in 2008 due to the realignment of our investment portfolio and other-than-temporary impairments.

•	Total commissions expense decreased $95.2 million, or 44 percent, in the first quarter of 2009 compared to 2008. Commissions expense for the first quarter of 2008 included an unrealized loss of $57.0 million from interest rate swaps related to the official check business due to the restructuring of that business. Additionally, commissions expense decreased due to the decline in the federal funds rate, lower investment balances upon which commissions were paid and lower official check commission rates from repricing initiatives.

•	Interest expense increased to $27.0 million in the first quarter of 2009 from $14.8 million in 2008 due to higher outstanding debt as a result of the recapitalization completed in March 2008. Interest expense for the first quarter of 2008 includes an unrealized loss of $6.2 million related to interest rate swaps from the extinguishment of debt.

•	Expenses in the first quarter of 2009 increased $2.5 million, or 2 percent, over 2008 primarily from the $12.3 million increase in interest expense and $3.5 million of severance costs related to two executives, partially offset by lower professional fees and a $3.9 million decrease in incentive accruals. In the first quarter of 2008, we recorded $7.7 million of professional fees related to the recapitalization completed on March 25, 2008. In addition, we recorded a “Debt extinguishment loss” of $1.5 million related to the recapitalization in the first quarter of 2008.

•	In the first quarter of 2009, we had $0.6 million of tax expense on pre-tax income of $12.4 million, resulting in an effective income tax rate of 4.54 percent. The effective income tax rate in the first quarter of 2009 reflects benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007.

•	A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. During the first quarter of 2009, the average Euro to U.S. Dollar exchange rate decreased to 1.31 from 1.50 in the first quarter of 2008. The decline in the Euro rate (net of hedging activities) reduced total revenue by $6.6 million, commissions expense by $4.5 million and operating expenses by $3.1 million, for a net increase to our income before taxes of $1.0 million.
Table 2 — Net Fee Revenue Analysis

	Three Months Ended March 31,			%
(Amounts in thousands)	2009	2008	Change	Change

Fee and other revenue	$268,144	$262,797	$5,347	2%
Fee commissions expense	(118,544)	(117,232)	(1,312)	(1%)

Net fee revenue	$149,600	$145,565	$4,035	3%

Fee commissions expense as a % of fee and other revenue	44.2%	44.6%
Fee and other revenue consists of fees on money transfer (including bill payment), money orders and official check transactions. For the first quarter of 2009, fee and other revenue increased by $5.3 million, or 2 percent, from 2008, driven by continued growth in money transfer (including bill payment) transaction volume. Money transfer fee and other revenue increased 2 percent in the first quarter of 2009 compared to 2008, while money transfer transaction volume increased 4 percent. Transaction growth resulted in incremental fee and other revenue of $13.0 million, while the decline in the Euro exchange rate, net of hedging activities, decreased fee and other revenue by $6.6 million. Lower average face value per transaction and corridor mix decreased our revenue by $0.9 million. See Table 6 — Global Funds Transfer Segment for further information regarding money transfer revenue and transaction volume. In the first quarter of 2009, the rate of growth in money transfer (including bill payment) volume slowed compared to 2008, reflecting slowing economic conditions and a growing volume base.
Fee commissions consist primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. During the first quarter of 2009, fee commissions expense increased $1.3 million, or 1 percent, over 2008. Money transfer transaction volume growth resulted in incremental commissions expense of $5.3 million, offset by a $4.5 million benefit from the lower Euro exchange rate. Commissions expense also increased $0.5 million from the amortization of signing bonuses paid to agents in 2008. Average commission rates paid to our agents was flat for the first quarter of 2009 compared to 2008 as the benefit from changes in corridor mix was offset by higher Walmart commission rates resulting from the extended contract signed late in the first quarter of 2008.
Net fee revenue increased 3 percent for the first quarter of 2009 compared to 2008, primarily driven by growth in money transfer revenue outpacing growth in commissions expense.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended March 31,			%
(Amounts in thousands)	2009	2008	Change	Change

Investment revenue	$11,691	$61,565	$(49,874)	(81%)
Investment commissions expense (1)	(399)	(96,889)	96,490	100%

Net investment revenue (loss)	$11,292	$(35,324)	$46,616	132%

Average balances:
Cash equivalents and investments	$4,393,200	$4,817,257	$(424,057)	(9%)
Payment service obligations (2)	$3,117,002	$4,638,871	$(1,521,869)	(33%)

Average yields earned and rates paid (3):
Investment yield	1.08%	5.14%	(4.06%)
Investment commission rate	0.05%	8.40%	(8.35%)
Net investment margin	1.04%	(2.95%)	3.99%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution. 2008 includes a $57.0 million loss on swaps related to commissions payable in the official check business due to the restructuring of that business.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue (loss)” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue (loss)” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue in the first quarter of 2009 decreased $49.9 million, or 81 percent, compared to 2008 due to lower yields earned on our realigned investment portfolio and the decrease in our investment balances from the termination of official check financial institution customers. With the realignment of the portfolio in February 2008, our portfolio is now comprised primarily of lower yielding cash equivalents and government agency securities. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion of our investment portfolio.
Investment commissions expense in the first quarter of 2009 decreased $96.5 million compared to 2008. The decrease reflects the $57.0 million unrealized loss recorded in the first quarter of 2008 upon the discontinuation of hedge accounting treatment for interest rate swaps related to the official check business in connection with the restructuring of that business. See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the loss on interest rate swaps. The decrease is also due to the decline in the federal funds rate, lower investment balances upon which commissions were paid and lower commission rates from the official check repricing initiated in the first quarter of 2008. During the first quarter of 2009, the federal funds rate was so low that most of our financial institution customers were in a “negative” commission position, in that we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount. We continue to monitor the negative commissions and may decide to pursue payment at a future date.
Net investment revenue increased to $11.3 million in the first quarter of 2009 from a $35.3 million net loss in 2008, with a net investment margin of 1.04 percent in the first quarter of 2009 as compared to a negative margin of 2.95 percent in 2008. The net investment revenue and margin in the first quarter of 2009 reflects the federal funds rate environment and the official check repricing initiative, partially offset by the lower yields and investment balances as described above. The net investment loss and negative margin in 2008 primarily reflect the $57.0 million unrealized loss on swaps.

Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008	Change

Gross realized gains	$—	$34,200	$(34,200)
Gross realized losses	—	(290,534)	290,534
Other-than-temporary impairments	(2,081)	(45,274)	43,193

Net securities losses from available-for-sale investments	(2,081)	(301,608)	299,527

Unrealized losses from trading investments	(1,645)	(5,692)	4,047
Valuation gain from put options related to trading investments	3,782	—	3,782

Net securities gains (losses)	$56	$(307,300)	$307,356

Net securities gains for the first quarter of 2009 reflect a $3.8 million valuation gain from put options related to trading investments, offset by $2.1 million of other-than-temporary impairments on our other asset-backed securities and $1.6 million of unrealized losses on our trading investments resulting from continued deterioration in the markets. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion of our investment portfolio.
During the first quarter of 2008, we completed the realignment of our investment portfolio, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which securities were sold. Proceeds from the sales were reinvested in cash and cash equivalents. We recognized an other-than-temporary impairment charge of $45.3 million on our available-for-sale securities and unrealized losses of $5.7 million on our trading investments during the first quarter of 2008 as the result of further deterioration in the market and accumulation of ratings downgrades.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits decreased $0.7 million, or 1 percent, in the first quarter of 2009 compared to 2008, primarily from lower incentive compensation. Incentive compensation decreased $4.5 million due to accruing annual incentives at a lower tier than in 2008, lower stock-based compensation expense from forfeitures and no new issuances in 2008 and the decision to suspend our discretionary profit sharing contribution for 2009. Substantially offsetting these expense reductions is $3.5 million of executive severance and related costs recorded during the first quarter of 2009 related to the departure of our former chief financial officer and an agreement with another executive, as well as a $0.6 million increase in benefit plan expenses. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased compensation and benefits by approximately $1.3 million compared to 2008.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs decreased $7.5 million, or 15 percent, in the first quarter of 2009 compared to 2008, primarily from $7.7 million of professional fees incurred in 2008 in connection with the recapitalization and a $4.3 million decrease in marketing costs in 2009 due to controlled spending and timing of marketing initiatives. Partially offsetting these cost savings is a negative $3.1 million impact from foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, as well as $0.9 million of professional fees incurred in connection with our implementation of the European Union Payment Services Directive. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased transaction and operations support by approximately $1.0 million compared to 2008.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization expense was flat for the first quarter of 2009 compared to 2008. Increases in depreciation expense for agent equipment of $0.5 million from new agent and location roll-outs were offset by the decline in the Euro exchange rate, which decreased depreciation and amortization by approximately $0.4 million compared to 2008.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense decreased $0.2 million, or 2 percent, in the first quarter of 2009 compared to 2008 from the timing of the roll-out of new agents and locations, lower costs related to the disposal of fixed assets and controlled spending, offset by higher software and equipment maintenance costs to support the growth of the business. The decline in the Euro exchange rate decreased occupancy, equipment and supplies by approximately $0.3 million compared to 2008.

Interest expense — Interest expense increased to $27.0 million in the first quarter of 2009 from $14.8 million in 2008 due to higher outstanding debt from the recapitalization completed in March 2008. Interest expense for the first quarter of 2008 includes an unrealized loss of $6.2 million related to the discontinuation of hedge accounting treatment for our debt interest rate swaps. See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the loss on interest rate swaps.
Income taxes — In the first quarter of 2009, we had $0.6 million of tax expense on pre-tax income of $12.4 million, resulting in an effective income tax rate of 4.54 percent. The effective income tax rate in the first quarter of 2009 reflects benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007. We continue to evaluate additional available tax positions related to the net securities losses. In the first quarter of 2008, we had $17.7 million of tax expense on a pre-tax loss of $343.1 million, resulting in a negative effective income tax rate of 5.17 percent. The effective income tax rate in the first quarter of 2008 reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to net securities losses on securities. Due to the amount and characterization of losses at March 31, 2008, we determined that it was not “more likely than not” that the deferred tax assets related to the losses would be realized as of March 31, 2008.
Acquisitions
Raphaels Bank — On February 2, 2009, MoneyGram acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides us with five money transfer stores in and around Paris, France that will be integrated into our French retail operations. The preliminary purchase price allocation as of March 31, 2009 includes $2.0 million of goodwill assigned to our Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in our Consolidated Statements of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).
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
We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, average investable balances are allocated to the segments based upon the average balances generated by that segment’s sale of payment instruments. Investment revenue and net securities gains (losses) are allocated based upon the allocation of average investable balances. The derivatives portfolio is also managed on a consolidated level; however, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps used to hedge variable rate commissions are identified with the official check product in the Payment Systems segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Interest rate swaps related to variable rate debt were identified to Corporate activities, with the related income (expense) included in unallocated interest expense. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense, executive severance, legal costs related to shareholder lawsuits and other corporate costs not related to the performance of the segments.
Table 5 — Segment Information

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008	Change

Operating income (loss)
Global Funds Transfer	$36,725	$(3,672)	$40,397
Payment Systems	7,252	(314,853)	322,105

Total segment operating income (loss)	43,977	(318,525)	362,502
Interest expense	27,040	14,789	12,251
Debt extinguishment loss	—	1,499	(1,499)
Other unallocated expenses	4,533	8,302	(3,769)

Income (loss) before income taxes	$12,404	$(343,115)	$355,519

Table 6 — Global Funds Transfer Segment

	Three Months Ended March 31,			%
(Amounts in thousands)	2009	2008	Change	Change

Money Transfer (including Bill Payment)
Fee and other revenue	$242,119	$236,885	$5,234	2%
Investment revenue	—	706	(706)	(100%)
Net securities losses	—	(3,735)	3,735	100%

Total Money Transfer revenue (including Bill Payment)	242,119	233,856	8,263	4%
Retail Money Order and other
Fee and other revenue	15,843	16,932	(1,089)	(6%)
Investment revenue	1,722	8,849	(7,127)	(81%)
Net securities gains (losses)	8	(40,638)	40,646	100%

Total Retail Money Order and other revenue	17,573	(14,857)	32,430	218%
Total Global Funds Transfer revenue
Fee and other revenue	257,962	253,817	4,145	2%
Investment revenue	1,722	9,555	(7,833)	(82%)
Net securities gains (losses)	8	(44,373)	44,381	100%

Total Global Funds Transfer revenue	259,692	218,999	40,693	19%

Commissions expense	117,903	116,563	1,340	1%

Net revenue	$141,789	$102,436	$39,353	38%

Operating income (loss)	$36,725	$(3,672)	$40,397	NM
Operating margin	14.1%	(1.7%)

NM	= Not meaningful
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers (including bill payment), as well as fees on retail money orders, investment revenue and securities gains and losses. Total revenue increased $40.7 million, or 19 percent, in the first quarter of 2009 compared to 2008, primarily due to net securities losses recorded and allocated to this segment in 2008. Fee and other revenue increased 2 percent to $258.0 million in the first quarter of 2009, driven by growth in money transfer (including bill payment) transaction volume. Investment revenue allocated to this segment decreased $7.8 million, or 82 percent, in the first quarter of 2009 due to the lower yields earned on our realigned portfolio.
Money transfer (including bill payment) fee and other revenue grew 2 percent in the first quarter of 2009 compared to 2008, while transaction volume grew 4 percent. Transaction volumes grew at a faster rate than revenue, reflecting the decline in the Euro, a lower average face value per transaction and corridor mix, partially offset by product mix. Transaction growth resulted in incremental fee and other revenue of $13.0 million, while the decline in the Euro exchange rate, net of hedging activities, decreased fee and other revenue by $6.6 million. Lower average face value per transaction and corridor mix decreased our revenue by $0.9 million. In the first quarter of 2009, the rate of growth in money transfer (including bill payment) volume slowed compared to 2008, reflecting slowing economic conditions and a growing volume base.
Our domestic originated transactions, which contribute lower revenue per transaction, increased 5 percent in the first quarter of 2009 over 2008, while internationally originated transactions (outside of North America) increased 2 percent. Transaction volume to Mexico decreased 2 percent in the first quarter of 2009 over 2008 compared to an increase of 4 percent in 2008 over 2007, reflecting deterioration in the U.S. housing market and immigration concerns. Mexico represented 8 percent of our total transactions in both the first quarter of 2009 and 2008.
The money transfer agent base expanded 18 percent to approximately 180,000 locations in 2009, primarily due to international markets. At March 31, 2009, money transfer agents are located in the following geographic regions: 47,200 locations in Western Europe and the Middle East; 43,500 locations in North America; 24,500 locations in Latin America (including 11,600 in Mexico); 23,100 locations in Eastern Europe; 17,800 locations in the Indian subcontinent; 16,900 locations in Asia Pacific; and 7,000 locations in Africa.
Fee and other revenue for retail money order and other products decreased 6 percent in the first quarter of 2009 over 2008, while retail money order volumes declined 11 percent. In the fourth quarter of 2008, we implemented the first phase of a repricing initiative and undertook a review of the risk versus reward for our money order only agents. While we have seen fee revenue increase from the repricing initiatives, we expect that these initiatives may cause volumes and revenue to decline in the future from the attrition of money order agents.

Commission expense consists primarily of fees paid to our third-party agents for the money transfer service. During the first quarter of 2009, fee commissions expense increased $1.3 million, or 1 percent, over 2008. Money transfer transaction volume growth resulted in incremental commissions expense of $5.3 million, offset by a $4.5 million benefit from the lower Euro exchange rate. Commissions expense also increased $0.5 million from the amortization of signing bonuses paid to agents in 2008. Average commission rates paid to our agents was flat for the first quarter of 2009 compared to 2008 as the benefit from changes in corridor mix was offset by higher Walmart commission rates resulting from the extended contract signed late in the first quarter of 2008.
Operating income of $36.7 million and an operating margin of 14.1 percent for the first quarter of 2009 increased from an operating loss of $3.7 million and an operating margin of (1.7) percent in 2008, primarily from the net securities losses recorded in the first quarter of 2008.
Table 7 — Payment Systems Segment

	Three Months Ended March 31,			%
(Amounts in thousands)	2009	2008	Change	Change

Official check and payment processing revenue (losses)
Fee and other revenue	$4,000	$3,432	$568	17%
Investment revenue	8,556	51,148	(42,592)	(83%)
Net securities gains (losses)	49	(258,303)	258,352	100%

Total official check and payment processing revenue (losses)	12,605	(203,723)	216,328	106%
Other revenue
Fee and other revenue	6,157	5,388	769	14%
Investment revenue	207	930	(723)	(78%)
Net securities losses	—	(4,624)	4,624	100%

Total other revenue	6,364	1,694	4,670	276%
Total Payment Systems revenue (losses)
Fee and other revenue	10,157	8,820	1,337	15%
Investment revenue	8,763	52,078	(43,315)	(83%)
Net securities losses	49	(262,927)	262,976	100%

Total Payment Systems revenue (losses)	18,969	(202,029)	220,998	109%

Commissions expense	1,040	97,558	(96,518)	(99%)

Net revenue (loss)	$17,929	$(299,587)	$317,516	106%

Operating income (loss)	$7,252	$(314,853)	$322,105	102%
Operating margin	38.2%	NM

Average yields earned and rates paid (1):
Investment yield	1.12%	5.11%	(3.99%)
Investment commission rate	0.14%	8.46%	(8.32%)
Net investment margin	0.98%	(4.46%)	5.44%

NM	= Not meaningful

(1)	The “Investment yield” is calculated by dividing investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Investment commission rate” is calculated by dividing investment commissions expense by average payment service obligations, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing net investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. Not all of the components of these calculations are shown in this table.
Total revenue for the Payment Systems segment includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue increased $221.0 million, or 109 percent, for the first quarter of 2009 compared to 2008, primarily due to $262.9 million of net securities losses recorded and allocated to this segment in the first quarter of 2008. Fee and other revenue increased by $1.3 million, or 15 percent, in the first quarter of 2009 compared to 2008 due to the repricing of official check financial institution customers. Investment revenue decreased $43.3 million, or 83 percent, in the first quarter of 2009 due to lower yields earned on our realigned investment portfolio and the decrease in our investment balances from the termination of official check financial institution customers.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices. The first quarter of 2008 also includes costs associated with interest rates swaps related to the official check business that were terminated in the second quarter of 2008. Commissions expense in the first quarter of 2009 decreased $96.5 million compared to 2008, primarily reflecting the $57.0 million unrealized loss on interest rate swaps resulting from the restructuring of our official check business. The decrease is also due to the decline in the federal funds rate, lower investment balances upon which commissions were paid and lower commission rates from the official check repricing initiated in the first quarter of 2008. See Table 3 — Net Investment Revenue Analysis for further discussion on the effect of the low federal funds rate on commission payments.

Operating income of $7.3 million for the first quarter of 2009 increased from an operating loss of $314.9 million in 2008, reflecting the items described above. The operating margin of 38.2 percent in the first quarter of 2009 reflects the lower investment revenue in the first quarter of 2009 and the historically low federal funds rate.
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
On average, we pay approximately $1.0 billion a day to settle our payment instruments and make related settlements with our agents and financial institutions. We generally receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We use the incoming funds from sales of new payment instruments to settle previously sold payment instruments that are presented for payment. In simple terms, the face amount of an instrument sold today is used to settle the face amount of an instrument sold yesterday and presented for payment today. This pattern of cash flows allows us to settle our payment instruments without the need for short-term financing or routine divesting from our long-term portfolio. If sales of new payment instruments declined faster than the settlement of outstanding instruments, we would need to utilize our short-term portfolio to fund the settlement of payment instruments, and in a worst case scenario, would need to sell from our long-term portfolio. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the net cash inflow day, excess cash is reinvested in cash equivalents.
The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity and allows for the pattern of cash flows described above. If the timing of the remittance of funds to us deteriorated, it would alter our pattern of cash flows and could require us to utilize our short-term portfolio for settlements with our agents more frequently. In the current economic conditions, there is a higher risk that the timing of remittances to us could lengthen or that an agent or financial institution customer could default on its remittance obligations. We are managing this risk by closely monitoring the remittance patterns of our agents and financial institution customers and acting quickly when we detect deterioration in remittance timing or an alteration in payment patterns. Options available to us include the ability to deactivate an agent or financial institution customer’s equipment at any time, thereby not allowing them to initiate further money transfers or issue further instruments.
The incoming cash flows related to fees paid by our consumers and income earned on our investment portfolio provide the funds for commission payments to our agents and financial institutions, as well as our operating and capital expenditure cash needs. Substantially all of our commission payments and a significant amount of our operating expenses are tied to transaction volumes. If transaction volumes and the related fee revenue declined, our commission payment needs would decline approximately in tandem. Operating expenses would also decline, but not at the same rate or in the same amount as fee revenue.
To ensure that we maintain adequate liquidity to meet our operating needs at all times, including during the current economic recession, we keep a significant portion of our portfolio in cash and cash equivalents. As of March 31, 2009, 90 percent of our investment portfolio is comprised of cash and cash equivalents. As shown in Table 8 — Unrestricted Assets below, we have unrestricted assets of $420.8 million. These assets would be available to us for purposes of investment in the infrastructure and growth of our business; however, we consider a portion of our unrestricted assets as additional assurance that regulatory and contractual requirements are maintained through the normal fluctuations of our payment service assets and obligations. We believe that we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under our Senior Credit Facility (the “Senior Facility”), will be sufficient to meet any shortfalls. Depending on market conditions and prices, our financial liquidity and other factors, and subject to limitations contained in our credit agreement and indenture, we may seek from time to time to repurchase our Senior Secured Second lien notes (the “Notes”)and our common stock in open market purchases, privately negotiated purchases or otherwise, and we may seek to repay all or part of our Senior Facility. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts, with two of these banks expected to be consolidated in 2009 due to an acquisition. Due to concerns over the impact of the credit market disruption on our business, we agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, during the first quarter of 2008. These changes reduce the clearing banks’ exposure if we were unable to settle our obligations with them. At no time in the past have we failed to settle with our clearing banks in full. As a result of the credit market disruption, financial institutions in general began to reduce their credit exposure to preserve their capital base. Three banks that clear official checks gave us notice in 2008 that they will not renew their clearing agreements when those agreements expire in mid-2009. The loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business as we are moving the impacted clearing volume to the remaining clearing banks. In the second half of 2008, one clearing bank extended their agreement with us for a five-year period and another large bank extended their agreement with us for a three-year period. After the exit of the three banks in 2009, we will have five official check clearing banks, all of which are able to increase their clearing activity for us as needed. We believe these relationships provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with the smaller of our two money order clearing banks in early 2009 and are in the process of negotiating a new agreement with our primary money order clearing bank.
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
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the payment service obligations. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold 4 percent of our $4.3 billion portfolio as of March 31, 2009 as compared to 6 percent at December 31, 2008. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of the official check business, we expect the SPEs to continue to decline as a percent of our portfolio as the outstanding instruments related to the financial institutions roll-off over the next six to 12 months.
Contractual and Regulatory Capital
Our capital needs derive from our Senior Facility and the Notes, certain clearing bank contracts, the SPEs and state regulatory requirements as set forth below, and are based on a requirement to maintain certain assets in a defined ratio to our payment service obligations. We monitor our compliance with these capital needs by monitoring our unrestricted assets measure, which we define as cash, cash equivalents, agent receivables, trading and available-for-sale investments and put options related to trading investments in excess of our payment service obligations. As our cash, receivables and payment service obligations generally move in tandem, our unrestricted assets serve as our capital base. Due to the continuous nature of the sales and settlement of our payment instruments described above, we are able to maintain this capital base to provide for long-term capital needs. Our primary capital objective is to have unrestricted assets in an amount which allows us to maintain compliance with all contractual and regulatory requirements during the normal fluctuations in the value of our assets and liabilities. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other investing or financing needs.
Our Senior Facility, the Notes, one clearing bank contract and the SPEs contain certain financial covenants that require us to maintain pre-defined ratios of certain assets to payment service obligations as presented in the Consolidated Balance Sheets. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding payment service obligations, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution. In addition, under limited circumstances, the financial institution customers who are beneficiaries of the SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.
In addition, through our wholly owned subsidiary and licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”) we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory payment service obligation measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our internal unrestricted assets measure set forth in Table 8 — Unrestricted Assets below. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.
As of March 31, 2009, we are in compliance with all contractual and financial state regulatory requirements. The regulatory and contractual requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, with no prior notice or penalty or limitations.
Table 8 — Unrestricted Assets

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,904,783	$4,077,381
Receivables, net (substantially restricted)	1,117,184	1,264,885
Trading investments (substantially restricted)	19,840	21,485
Put options related to trading investments	30,287	26,505
Available-for-sale investments (substantially restricted)	415,827	438,774

	5,487,921	5,829,030
Amounts restricted to cover payment service obligations	(5,067,167)	(5,437,999)

Excess in unrestricted assets	$420,754	$391,031

In completing the recapitalization in March 2008, we contemplated that our investments classified as trading investments and other asset-backed securities might decline further in value. Accordingly, the capital we raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing. We believe that our current investment portfolio and operating cash flows are sufficient to ensure on-going compliance with contractual and regulatory requirements in the future as a result of the realignment of the portfolio and the recapitalization. Should capital needs exceed our investment portfolio and operating cash flows, we believe our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls. We do not anticipate the use of our Senior Facility to maintain compliance in the future. In May 2009, the Company repaid $70.0 million of the amount outstanding under the revolving credit facility at March 31, 2009. This payment will be recorded in the second quarter of 2009 and will reduce our unrestricted assets.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about our contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Debt, including interest payments	$1,731,682	$104,759	$209,551	$653,293	$764,079
Operating leases	51,259	11,327	20,357	10,819	8,756
Other obligations	636	636	—	—	—

Total contractual cash obligations	$1,783,577	$116,722	$229,908	$664,112	$772,835

Debt consists of amounts outstanding under the Senior Facility and Notes at March 31, 2009, as disclosed in Note 7 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at March 31, 2009 is $979.0 million of debt, net of unamortized discounts of $13.5 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on March 31, 2009. At March 31, 2009, we had outstanding borrowings under the Senior Facility of $492.5 million. Our outstanding debt has a floating interest rate indexed to either the U.S. prime bank rate or the Eurodollar rate based on our election. For disclosure purposes, the interest rate for future periods has been assumed to be 5.75 to 7.25 percent, which are the rates in effect on March 31, 2009 based on the U.S. prime bank rate. We have a quarterly principal payment of $0.6 million on the Tranche B loan, with the remainder of the principal due in full in March 2013. In May 2009, the Company repaid $70.0 million of the amount outstanding at March 31, 2009 under the revolving credit facility portion of the Senior Facility. This payment will be recorded in the second quarter of 2009. Had this payment been made by March 31, 2009, the total payments due for debt, including interest payments, as shown above would have been reduced by $85.1 million. At March 31, 2009, we had outstanding borrowings under the Notes of $500.0 million. The interest expense on the Notes is payable quarterly at a rate of 13.25 percent. Prior to March 25, 2011, we can elect to capitalize the interest when due, but if so elected, the interest rate increases to 15.25 percent. We have paid the interest payments due on the Notes and Table 9 — Contractual Obligations assumes that we will continue to pay interest as due. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio. We have other commitments as described further below that are not included in Table 9.
The Series B Stock has a cash dividend rate of 10 percent. At our option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we are accruing the dividends in 2008 and expect that dividends will be accrued and not paid in cash for the foreseeable future. While no cash dividends have been declared as of March 31, 2009, we have accrued dividends of $102.3 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute at least the minimum contribution required by applicable regulations. We were not required to and did not make a contribution to the funded pension plan during 2008. The fair value of the pension plan assets declined by $30.6 million during the year as a result of the severe market deterioration in 2008, reducing the pension plan’s funded status by approximately 20 percent. This decline in the funded status will accelerate minimum required contributions in the future, beginning with an estimated minimum required contribution of $3.0 million for 2009. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the first quarter of 2009, we paid benefits totaling $1.2 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.3 million for the remainder of 2009. Expected contributions and benefit payments under these plans are not included in the table above.
As of March 31, 2009, the liability for unrecognized tax benefits is $13.1 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of March 31, 2009, the minimum commission guarantees had a maximum payment of $12.8 million over a weighted average remaining term of 2.0 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2008, the liability for minimum commission guarantees is $1.3 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows Used In Operating Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

Net income (loss)	$11,841	$(360,855)
Total adjustments to reconcile net income	30,513	342,324

Net cash provided by (used in) operating activities before changes in payment service assets and obligations	42,354	(18,531)

Change in cash and cash equivalents (substantially restricted)	172,599	(3,101,381)
Change in receivables, net (substantially restricted)	144,025	(378,046)
Change in payment service obligations	(370,832)	(1,106,307)

Net change in payment service assets and obligations	(54,208)	(4,585,734)

Net cash used in operating activities	$(11,854)	$(4,604,265)

Operating activities used net cash of $11.9 million during the first quarter of 2009. Cash generated from our operations was used to pay $24.6 million of interest on our debt and $11.9 million in signing bonuses to agents, as well as normal operating expenditures. We received a $43.5 million federal income tax refund during the quarter and did not make any income tax payments. In addition to the investment of cash generated by our investment portfolio and normal fluctuations from the timing of transactions and settlements with our agents and financial institutions, the net change in payment service assets and obligations reflects the settlement of payment service obligations related to the termination of official check customers. Operating activities used net cash of $4.6 billion during the first quarter of 2008, primarily from the investment of $4.6 billion of net proceeds from the sale and maturity of investments and the recapitalization into cash and cash equivalents. We also paid $6.1 million of interest on our debt and $41.8 million in signing bonuses during the first quarter of 2008.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

Net investment activity	$22,860	$3,316,096
Purchases of property and equipment	(7,171)	(5,554)
Cash paid for acquisitions, net of cash acquired	(3,210)	—

Net cash provided by investing activities	$12,479	$3,310,542

Investing activities provided cash of $12.5 million during the first quarter of 2009, primarily from proceeds from the normal maturity of available-for-sale investments of $22.9 million. We paid $3.2 million in connection with the acquisition of Raphaels Bank to expand our network in France for the Global Funds Transfer segment. For the first quarter of 2008, investing activities provided cash of $3.3 billion through $2.9 billion of proceeds from the sale of securities to realign the investment portfolio and $420.1 million of proceeds from normal maturities of available-for-sale investments. These proceeds were reinvested in cash and cash equivalents as reflected in Table 10 — Cash Flows Used In Operating Activities.
Table 12 — Cash Flows (Used in) Provided by Financing Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2009	2008

Net proceeds from the issuance of debt	$—	$685,945
Payment on debt	(625)	—
Payment on revolving credit facility	—	(100,000)
Net proceeds from the issuance of preferred stock	—	707,778

Net cash (used in ) provided by financing activities	$(625)	$1,293,723

Financing activities used $0.6 million during the first quarter of 2009 for the quarterly payment on Tranche B of the Senior Facility. For the first quarter of 2008, the recapitalization completed on March 25, 2008 generated proceeds of $685.9 million, net of transaction costs of $47.8 million, from the issuance of debt and proceeds of $707.8 million, net of transaction costs of $52.2 million, from the issuance of preferred stock. A portion of these proceeds was used to pay $100.0 million on the revolving credit facility. The remaining proceeds were invested in cash and cash equivalents as reflected in Table 10 — Cash Flows Used In Operating Activities.
Mezzanine Equity and Stockholders’ Deficit
Under the terms of the equity instruments and debt issued in connection with our 2008 recapitalization, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2008 and we do not anticipate declaring any dividends on our common stock during 2009.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of in the Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2009. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
See Note 15 — Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the various factors described below. Since it is not possible to foresee all such factors, you should not consider these factors to be a complete list of all risks or uncertainties. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and dividend obligations and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the recapitalization, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Loss of Key Employees. We may be unable to attract and retain key employees.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that our important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Change of Control Restrictions. An Agreement between the Investors and Walmart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2008. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the interim principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and interim principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 3. LEGAL PROCEEDINGS
Legal proceedings — We are involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of our business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. We accrue for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on our financial position.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company's investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company's investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities.

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
Stockholder Derivative Claim — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and one of its officers, Jason Gardner, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.
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
Other Government Inquiries — The Company has received inquiries from, and is in discussions with, the staffs of two government entities regarding customer complaints that third parties have used our money transfer services inappropriately in conjunction with consumer fraud activities. These discussions include the Company’s business practices in addressing these activities. Any potential resolution could involve requirements to change business practices and/or to make payments.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The following risk factor has been restated in its entirety, as follows:
If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.
Our common stock is currently listed on the NYSE. The NYSE requires us to maintain an average closing price of our common stock of $1.00 or higher over 30 consecutive trading days as well as to maintain average market capitalization and stockholders’ equity of at least $75 million. In December 2008, we received notice from the NYSE that our stock price was below listing requirements. In March 2009, the NYSE notified us that our share price was above the NYSE’s minimum listing requirements.
If we are unable to maintain compliance with the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.
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
The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company did not repurchase any shares during the quarter ended March 31, 2009. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 8, 2009
	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(principal accounting officer and interim principal
financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Separation Agreement and Release of All Claims, dated March 20, 2009, between David J. Parrin and MoneyGram International, Inc. (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 20, 2009)

10.2	Separation Agreement and Release of All Claims between MoneyGram International, Inc. and Mary A. Dutra dated March, 25, 2009 (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 27, 2009)

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Principal Accounting Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Principal Accounting Officer

*	Filed herewith.