Form 10-Q
period 2009-06-30
MONEYGRAM INTERNATIONAL INC
filed 2009-08-10
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 3, 2009, 82,520,229 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
(Amounts in thousands, except share data)	2009	2008

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,973,685	4,077,381
Receivables, net (substantially restricted)	1,098,388	1,264,885
Trading investments (substantially restricted)	13,260	21,485
Available-for-sale investments (substantially restricted)	357,432	438,774
Property and equipment	143,712	156,263
Intangible assets	12,644	14,548
Goodwill	432,591	434,337
Other assets	189,560	234,623

Total assets	$6,221,272	$6,642,296

LIABILITIES
Payment service obligations	$5,079,941	$5,437,999
Debt	909,046	978,881
Pension and other postretirement benefits	132,500	130,900
Accounts payable and other liabilities	110,415	121,586
Deferred tax liabilities	12,671	12,454

Total liabilities	6,244,573	6,681,820

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	496,695	458,408
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	303,392	283,804

Total mezzanine equity	800,087	742,212

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	6,268	62,324
Retained loss	(640,730)	(649,254)
Unearned employee benefits	(81)	(424)
Accumulated other comprehensive loss	(36,569)	(42,707)
Treasury stock: 6,036,846 and 5,999,175 shares at June 30, 2009 and December 31, 2008, respectively	(153,162)	(152,561)

Total stockholders’ deficit	(823,388)	(781,736)

Total liabilities, mezzanine equity and stockholders’ deficit	$6,221,272	$6,642,296

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

REVENUE
Fee and other revenue	$278,493	$281,881	$546,637	$544,678
Investment revenue	8,455	34,498	20,146	96,063
Net securities gains (losses)	4,233	(30,291)	4,289	(337,591)

Total revenue	291,181	286,088	571,072	303,150
Fee commissions expense	121,764	129,098	240,308	246,330
Investment commissions expense	354	(5,385)	753	91,504

Total commissions expense	122,118	123,713	241,061	337,834

Net revenue (losses)	169,063	162,375	330,011	(34,684)

EXPENSES
Compensation and benefits	47,639	68,136	99,271	120,435
Transaction and operations support	71,166	51,335	115,650	103,364
Depreciation and amortization	14,962	14,288	29,324	28,506
Occupancy, equipment and supplies	12,237	12,391	23,263	23,613
Interest expense	26,649	24,008	53,689	38,797
Valuation gain on embedded derivatives	—	(31,203)	—	(31,203)
Debt extinguishment loss	—	—	—	1,499

Total expenses	172,653	138,955	321,197	285,011

(Loss) income before income taxes	(3,590)	23,420	8,814	(319,695)
Income tax (benefit) expense	(273)	8,259	290	25,999

NET (LOSS) INCOME	$(3,317)	$15,161	$8,524	$(345,694)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.40)	$(0.11)	$(0.60)	$(4.51)

Net (loss) income as reported	$(3,317)	$15,161	$8,524	$(345,694)
Preferred stock dividends	(27,116)	(23,994)	(52,834)	(25,816)
Accretion recognized on preferred stock	(2,540)	—	(5,041)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(32,973)	$(8,833)	$(49,351)	$(371,510)

WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	82,504	82,464	82,493	82,447

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008

NET (LOSS) INCOME	$(3,317)	$15,161	$8,524	$(345,694)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $1,553 and $(351) for the three months ended June 30, 2009 and 2008, respectively, and $3,745 and $5,406 for the six months ended June 30, 2009 and 2008, respectively	2,533	(572)	6,111	8,821
Reclassification adjustment for net realized (gains) included in net income, net of tax (expense) of $(26) and $(163), for the three months ended June 30, 2009 and 2008, respectively, and $(53) and $(15,206) for the six months ended June 30, 2009 and 2008, respectively	(42)	(266)	(86)	(24,810)

	2,491	(838)	6,025	(15,989)

Net unrealized (losses) gains on derivative financial instruments:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of $(304) and $733, for the three months ended June 30, 2009 and 2008, respectively, and $(478) and $48 for the six months ended June 30, 2009 and 2008, respectively	(496)	1,196	(780)	79
Reclassification adjustment for net unrealized losses included in net income, net of tax benefit of $8, for the three months ended June 30, 2008 and $11,006 for the six months ended June 30, 2008	—	13	—	17,957

	(496)	1,209	(780)	18,036

Pension and postretirement benefit plans:
Reclassification of prior service (credit) costs recorded to net income, net of tax benefit of $0 and $196 for the three months ended June 30, 2009 and 2008, respectively, and $0 and $204 for the six months ended June 30, 2009 and 2008, respectively	(1)	321	(2)	333
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $359 and $258 for the three months ended June 30, 2009 and 2008, respectively, and $718 and $499 for the six months ended June 30, 2009 and 2008, respectively	585	421	1,171	814

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $816 and $(148), for the three months ended June 30, 2009 and 2008, respectively and $(169) and $1,271 for the six months ended June 30, 2009 and 2008, respectively	1,331	(242)	(276)	2,073

Other comprehensive income	3,910	871	6,138	5,267

COMPREHENSIVE INCOME (LOSS)	$593	$16,032	$14,662	$(340,427)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,317)	$15,161	$8,524	$(345,694)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	14,962	14,288	29,324	28,506
Investment impairment charges	848	9,124	2,929	54,398
Provision for deferred income taxes	610	—	305	—
Net (gain) loss on sales and maturities of investments	(3,073)	(36)	(3,073)	256,298
Unrealized losses on trading investments	4,790	21,203	6,435	26,895
Valuation gains on trading investment put options	(6,798)	—	(10,580)	—
Net amortization of investment premiums and discounts	216	761	428	490
Impairment of goodwill	3,758	—	3,758	—
Unrealized gain on interest rate swaps	—	(33,508)	—	—
Unrealized gain on embedded derivatives	—	(31,203)	—	(31,203)
Signing bonus amortization	8,554	9,007	17,083	17,097
Amortization of debt discount and deferred financing costs	2,496	2,454	4,946	2,613
Debt extinguishment loss	—	—	—	1,499
Provision for uncollectible receivables	11,530	2,484	15,207	5,508
Non-cash compensation and pension expense	3,893	2,324	6,454	4,050
Other non-cash items, net	(213)	5,128	3,019	491
Changes in foreign currency translation adjustments	1,331	(242)	(276)	2,073
Change in other assets	(10,764)	(16,873)	(14,303)	(53,436)
Change in accounts payable and other liabilities	23,236	46,133	24,233	28,373

Total adjustments	55,376	31,044	85,889	343,652
Change in cash and cash equivalents (substantially restricted)	(68,903)	138,580	103,696	(2,933,085)
Change in trading investments (substantially restricted)	17,900	—	17,900	—
Change in receivables, net (substantially restricted)	7,265	(178,682)	151,290	(556,728)
Change in payment service obligations	12,774	(19,606)	(358,058)	(1,125,913)

Net cash provided by (used in) operating activities	21,095	(13,503)	9,241	(4,617,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	—	—	2,896,011
Proceeds from maturities of investments classified as available-for-sale	58,678	26,011	81,538	446,096
Purchases of property and equipment	(9,148)	(11,883)	(16,319)	(17,437)
Cash paid for acquisitions, net of cash acquired	—	—	(3,210)	—

Net cash provided by investing activities	49,530	14,128	62,009	3,324,670

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	—	733,750
Transaction costs for issuance and amendment of debt	—	—	—	(47,805)
Payment on debt	(625)	(625)	(1,250)	(625)
Payment on revolving credit facility	(70,000)	—	(70,000)	(100,000)
Proceeds from issuance of preferred stock	—	—	—	760,000
Transaction costs for issuance of preferred stock	—	—	—	(52,222)

Net cash (used in) provided by financing activities	(70,625)	(625)	(71,250)	1,293,098

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2008	$886	$62,324	$(649,254)	$(424)	$(42,707)	$(152,561)	$(781,736)
Net income			8,524				8,524
Dividends on preferred stock		(52,834)					(52,834)
Accretion on preferred stock		(5,041)					(5,041)
Employee benefit plans		1,819		343		(601)	1,561
Net unrealized gain on available-for-sale securities					6,025		6,025
Net unrealized loss on derivative financial instruments					(780)		(780)
Amortization of prior service cost for pension and postretirement benefits, net of tax					(2)		(2)
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,171		1,171
Unrealized foreign currency translation adjustment					(276)		(276)

June 30, 2009	$886	$6,268	$(640,730)	$(81)	$(36,569)	$(153,162)	$(823,388)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The Company has reviewed and evaluated subsequent events and transactions for material events through August 7, 2009, the date the financial statements are issued.
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
In connection with the Company’s senior credit facility (the “Senior Facility”), senior secured second lien notes (the “Notes”), one clearing bank agreement and special purpose entities (“SPEs”), the Company has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the Senior Facility and Notes are described in Note 8 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios, typically greater than 100 percent, of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.
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
The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company has unrestricted cash and cash equivalents, receivables and investments to the extent those assets exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments. The following table shows the total amount of unrestricted assets at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,973,685	$4,077,381
Receivables, net (substantially restricted)	1,098,388	1,264,885
Trading investments (substantially restricted)	13,260	21,485
Put options related to trading investments	24,049	26,505
Available-for-sale investments (substantially restricted)	357,432	438,774

	5,466,814	5,829,030
Amounts restricted to cover payment service obligations	(5,079,941)	(5,437,999)

Excess in unrestricted assets	$386,873	$391,031

The Company is in compliance with its contractual and financial regulatory requirements as of June 30, 2009 and December 31, 2008.
Note 3 — Acquisitions and Disposals
Raphaels Bank — On February 2, 2009, the Company acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides the Company with five money transfer stores in and around Paris, France that have been integrated into the Company’s French retail operations. The preliminary purchase price allocation as of June 30, 2009 includes $2.0 million of goodwill assigned to the Company’s Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in the Company’s Consolidated Statement of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.
FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”) entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the pending sale, the Company recorded a goodwill impairment of $0.6 million in the three months ended June 30, 2009. The sale was completed in the third quarter of 2009. FSMC is a component of the Company’s Payment Systems segment. The operating results of FSMC are not material to the Company’s Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2009, and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets at June 30, 2009.
ACH Commerce — On May 28, 2009, the Company entered into a Letter of Intent to sell assets of its ACH Commerce business to a third party. The transaction is expected to close in the last half of 2009. ACH Commerce is a component of the Company’s Payment Systems segment. The operating results of ACH Commerce are not material to the Company’s Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2009 and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets at June 30, 2009.
Note 4 — Fair Value Measurement
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
For U.S. government agencies, residential mortgage-backed securities collateralized by U.S. government agency securities, fair value measures are generally obtained from independent sources, including a pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments.

The Company periodically corroborates the valuations provided by the pricing service through internal valuations utilizing externally developed cash flow models, comparison to actual transaction prices for sold securities and any broker quotes received on the same security.
For residential mortgage-backed securities, other asset-backed securities, investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company performs internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments since January 1, 2008.
Other Financial Instruments — Other financial instruments consist of put options related to trading investments. The fair value of the put options related to trading investments are valued using the expected cash flows from the instruments assuming their exercise in June 2010 and discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its Notes. The discounted cash flows of the put option are then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company has classified its put options related to trading investments as Level 3 financial instruments. The Company has elected under Statement of Financial Accounting Standard (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to apply fair value accounting to its put options relating to trading investments. As a result, the fair value of the put options will be remeasured each period, with the change in fair value recognized in earnings.
Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes only under FAS 107, Disclosures about Fair Value of Financial Instruments. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of June 30, 2009, the fair value of the Company's Tranche A loan, Tranche B loan and revolving credit facility under the Senior Facility is estimated at $84.9 million, $214.8 million and $62.2 million, respectively. As of June 30, 2009, the fair value of the Second Lien Notes is estimated at $445.0 million.
Following are the Company’s financial assets recorded at fair value by hierarchy level as of June 30, 2009 and December 31, 2008; the Company had no financial liabilities recorded at fair value for either period. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents (substantially restricted)” line in the Consolidated Balance Sheets as cash is not subject to fair value measurement.

	June 30, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,436,368	$—	$—	$2,436,368
Trading investments (substantially restricted)	—	—	13,260	13,260
Put options related to trading investments	—	—	24,049	24,049
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	7,361	—	7,361
Residential mortgage-backed securities — agencies	—	327,366	—	327,366
Other asset-backed securities	—	—	22,705	22,705

Total financial assets	$2,436,368	$334,727	$60,014	$2,831,109

	December 31, 2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,501,780	$—	$—	$2,501,780
Trading investments (substantially restricted)	—	—	21,485	21,485
Put options related to trading investments	—	—	26,505	26,505
Available-for-sale investments (substantially restricted)
U.S. government agencies	—	17,449	—	17,449
Residential mortgage-backed securities — agencies	—	391,798	—	391,798
Other asset-backed securities	—	—	29,528	29,528

Total financial assets	$2,501,780	$409,247	$77,518	$2,988,545

The tables below provide a roll-forward for the three and six months ended June 30, 2009 and 2008 of the financial assets classified in Level 3 which are measured at fair value on a recurring basis.

	Three Months Ended				Six Months Ended
	June 30, 2009				June 30, 2009
		Put Options		Total		Put Options		Total
		Related to	Available-	Level 3		Related to	Available-	Level 3
	Trading	Trading	for-Sale	Financial	Trading	Trading	for-Sale	Financial
(Amounts in thousands)	Investments	Investments	Investments	Assets	Investments	Investments	Investments	Assets

Beginning Balance	$19,840	$30,287	$25,254	$75,381	$21,485	$26,505	$29,528	$77,518
Principal paydowns	(1,790)	(13,036)	(161)	(14,987)	(1,790)	(13,036)	(297)	(15,123)
Other-than-temporary impairments	—	—	(848)	(848)	—	—	(2,929)	(2,929)
Unrealized gains — instruments still held at the reporting date	—	6,798	—	6,798	—	10,580	—	10,580
Unrealized losses — instruments still held at the reporting date	(4,790)	—	(1,540)	(6,330)	(6,435)	—	(3,597)	(10,032)

Balance at June 30, 2009	$13,260	$24,049	$22,705	$60,014	$13,260	$24,049	$22,705	$60,014

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
			Total			Total
		Available-	Level 3		Available-	Level 3
	Trading	for-Sale	Financial	Trading	for-Sale	Financial
(Amounts in thousands)	Investments	Investments	Assets	Investments	Investments	Assets

Beginning Balance	$56,413	$64,580	$120,993	$62,105	$2,478,832	$2,540,937
Sales and settlements	—	—	—	—	(2,355,014)	(2,355,014)
Realized losses					(13,760)	(13,760)
Principal paydowns	—	(3,399)	(3,399)	—	(3,399)	(3,399)
Other-than-temporary impairments	—	(8,920)	(8,920)	—	(54,398)	(54,398)
Unrealized gains — instruments still held at the reporting date	—	3,611	3,611	—	3,611	3,611
Unrealized losses — instruments still held at the reporting date	(21,203)	—	(21,203)	(26,895)	—	(26,895)

Balance at June 30, 2008	$35,210	$55,872	$91,082	$35,210	$55,872	$91,082

Note 5 — Investment Portfolio
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Unrestricted Assets. Components of our investment portfolio as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Cash	$1,537,317	$1,575,601
Money markets	2,436,368	1,626,788
Time deposits	—	874,992

Cash and cash equivalents	3,973,685	4,077,381
Trading investments	13,260	21,485
Available-for-sale investments	357,432	438,774

Total investment portfolio	$4,344,377	$4,537,640

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in seven funds, all of which are AAA rated and are comprised of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Trading Investments — Trading investments consist of: one auction rate security collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days; one auction rate security collateralized by perpetual preferred stock issued by the monoline insurer and paying a discretionary dividend; and perpetual preferred stock of a monoline insurer paying a discretionary dividend. During the second quarter of 2009, the perpetual preferred stock was called at par. As a result, the Company recorded a gain of $3.1 million for the three months ended June 30, 2009. The combined fair value of the trading investments on June 30, 2009 and December 31, 2008 was $13.3 million and $21.5 million, respectively, on a par value of $44.4 million and $62.3 million, respectively. Due to the continued disruption of the credit markets and concerns regarding the capital position of the monoline insurers and their intent to pay dividends on their preferred stock, the Company recorded an unrealized loss on its trading investments of $4.8 million and $6.4 million in “Net securities gains (losses)” in the Consolidated Statements of (Loss) Income during the three and six months ended June 30, 2009, respectively, and $21.2 million and $26.9 million during the three and six months ended June 30, 2008, respectively. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing.
The fair value of put options received in November 2008 under a buy-back program sponsored by the trading firm that sold the Company its trading investments was $24.0 million and $26.5 million as of June 30, 2009 and December 31, 2008, respectively, and is reflected in the “Other assets” line in the Consolidated Balance Sheets. The Company recognized a gain of $6.8 million and $10.6 million in the “Net securities gains (losses)” line in the Consolidated Statements of (Loss) Income from the increase in the fair value of the put options during the three and six months ended June 30, 2009, respectively. These valuation gains offset the unrealized losses recognized on the trading investments for the period. The fair value of the put options will be remeasured each period through earnings and should continue to significantly offset any further unrealized losses recognized in the Consolidated Statements of (Loss) Income related to the Company’s trading investments.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at June 30, 2009:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$316,932	$10,434	$—	$327,366	$103.92
Other asset-backed securities	18,488	4,217	—	22,705	3.48
U.S. government agencies	6,655	706	—	7,361	81.79

Total	$342,075	$15,357	$—	$357,432	$36.57

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

Gains and Losses and Other-Than-Temporary Impairments — At June 30, 2009 and December 31, 2008, net unrealized gains of $15.4 million and $9.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 13 — Income Taxes. During the three and six months ended June 30, 2009, gains of less than $0.1 million and $0.1 million, respectively, and during the three and six months ended June 30, 2008, gains of $0.3 million and $24.8 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or paydown of the underlying securities during the period. Net securities gains (losses) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Gross realized gains	$—	$36	$—	$34,200
Gross realized losses	(2)	—	(2)	(290,498)
Other-than-temporary impairments	(848)	(9,124)	(2,929)	(54,398)

Net securities losses from available-for-sale investments	(850)	(9,088)	(2,931)	(310,696)

Unrealized losses from trading investments	(4,790)	(21,203)	(6,435)	(26,895)
Valuation gain from put options related to trading investments	6,798	—	10,580	—
Gain on call related to trading securities	3,075	—	3,075	—

Net securities gains (losses)	$4,233	$(30,291)	$4,289	$(337,591)

The Company realigned its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) for proceeds of $2.9 billion and a net realized loss of $256.3 million which is reflected in the six months ended June 30, 2008. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. Other-than-temporary impairment charges of $0.8 million and $2.9 million during the three and six months ended June 30, 2009, respectively, and $9.1 million and $54.4 million during the three and six months ended June 30, 2008, respectively, were the result of further deterioration in the market.
At June 30, 2009 and December 31, 2008, 94 percent and 93 percent, respectively, of the available-for-sale portfolio was invested in debentures of U.S. government agencies or securities collateralized by U.S government agency debentures. These securities have always had the implicit backing of the U.S. government. During 2008, the U.S. government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the U.S. Treasury. These actions served to provide greater comfort to the market regarding the intent of the U.S. government to back the securities issued by its agencies. The Company expects to receive full par value of these securities upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.03 per dollar of par at June 30, 2009.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2009 and December 31, 2008 had the following ratings:

	June 30, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	36	$334,349	94%	42	$409,672	94%
AA	1	250	0%	3	5,064	0%
A	4	2,647	1%	5	2,919	1%
BBB	1	33	0%	2	543	0%
Below investment grade	68	20,153	5%	68	20,576	5%

Total	110	$357,432	100%	120	$438,774	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have been reduced by $2.5 million and $3.5 million, as of June 30, 2009 and December 31, 2008, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$1,002	$1,078	$1,003	$1,073
After five years through ten years	5,653	6,283	15,460	16,376
Mortgage-backed and other asset-backed securities	335,420	350,071	412,979	421,325

Total	$342,075	$357,432	$429,442	$438,774

Fair Value Determination — Following are the sources of pricing used by the Company for its fair value estimates as a result of its valuation process:

	June 30, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Percent

Third party pricing service	45	$330,179	93%	52	$405,955	93%
Broker pricing	38	11,868	3%	43	15,195	3%
Internal pricing	27	15,385	4%	25	17,624	4%

Total	110	$357,432	100%	120	$438,774	100%

Assessment of Unrealized Losses — At June 30, 2009 and December 31, 2008, the Company had no or nominal unrealized losses in its available-for-sale portfolio, with no unrealized losses aged 12 months or more, after the recognition of other-than-temporary impairment charges.
Note 6 — Derivative Financial Instruments
The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt and floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated certain of its financial institution customer relationships. The termination of the relationships resulted in the recognition of a net loss of $27.7 million on its commissions swaps during the six months ended June 30, 2008 as the forecasted commission payments being hedged no longer occurred. This loss was recorded in “Investment commissions expense” in the Consolidated Statements of (Loss) Income. Additionally, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the recapitalization. As a result, the Company recognized a net loss of $2.0 million on its interest rate swaps during the six months ended June 30, 2008. The loss was recorded in “Interest expense” in the Consolidated Statements of (Loss) Income. The Company terminated its commission and debt interest rate swaps in the second quarter of 2008.
Historically, the Company entered into foreign currency forward contracts with 12-month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. The Company recognized a gain of $0.7 million and $2.4 million for the three and six months ended June 30, 2009, respectively, and a loss of $2.0 million and $3.3 million for the three and six months ended June 30, 2008, respectively, in the “Fee and other revenue” line of the Consolidated Statements of (Loss) Income upon the final settlement of these cash flow hedges.

There were no outstanding cash flow hedges as of June 30, 2009. As of December 31, 2008, the Company had $0.8 million of unrealized losses on its cash flow hedges recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The notional amount of outstanding cash flow hedges as of December 31, 2008 was $18.1 million.
The Company also uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these forward contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of (Loss) Income reflects a $1.1 million and $4.7 million loss for the three and six months ended June 30, 2009, respectively, from the effect of changes in foreign exchange rates on foreign-denominated receivables and payables, which is net of an $8.2 million and $2.4 million loss from the related forward contracts for the three and six months ended June 30, 2009, respectively. A gain of less than $0.1 million and a loss of $0.5 million was recognized for the three and six months ended June 30, 2008, respectively, from the effect of changes in foreign exchange rates, which is net of losses of $0.3 million and $5.0 million from the related forward contracts for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had $84.0 million and $98.4 million, respectively, of outstanding notional amounts relating to its forward contracts.
As of June 30, 2009 and December 31, 2008, the Company reflects the following fair values for all of its forward contract instruments in its Consolidated Balance Sheets:

		June 30, 2009			December 31, 2008
	Balance Sheet	Asset	Liability	Net	Asset	Liability	Net
(Amounts in thousands)	Location	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value	Fair Value

Forward contracts	Other assets	$96,313	$(97,145)	$(832)	$134,389	$(135,588)	$(1,199)
Forward contracts	Receivables, net	12,304	(11,051)	1,253	17,897	(15,444)	2,453

Total		$108,617	$(108,196)	$421	$152,286	$(151,032)	$1,254

Note 7 — Goodwill
Following is a roll forward of the Company’s goodwill:

	Global Funds	Payment	Total
(Amounts in thousands)	Transfer	Systems	Goodwill

Balance as of December 31, 2008	$429,281	$5,056	$434,337
Goodwill acquired	2,012	—	2,012
Impairment charge	(3,176)	(582)	(3,758)

Balance as of June 30, 2009	$428,117	$4,474	$432,591

The addition of goodwill relates to the acquisition of Raphaels Bank in the first quarter of 2009. In the second quarter of 2009, the Company decided to discontinue offering certain bill payment products which it had replaced with new product offerings. As a result, the Company recognized a $3.2 million charge to impair all goodwill related to the discontinued products, which were a component of the Global Funds Transfer segment. Also in the second quarter of 2009, the Company recognized a $0.6 million goodwill impairment charge in connection with the sale of FSMC. Goodwill impairment charges are recorded in the “Transaction and operations support” line of the Consolidated Statements of (Loss) Income.

Note 8 — Debt
Following is a summary of the Company’s outstanding debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A loan, due 2013	$100,000	5.75%	$100,000	6.33%
Senior Tranche B loan, net of unamortized discount, due 2013	234,046	7.25%	233,881	7.78%
Senior revolving credit facility, due 2013	75,000	5.75%	145,000	6.27%
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$909,046		$978,881

Senior Facility — The Company may elect an interest rate for the Senior Facility at each reset period based on the U.S. prime bank rate or the Eurodollar rate. Through 2008, the Company elected the Eurodollar rate as its basis. Effective with its first interest payment in 2009, the Company elected the U.S. bank prime rate as its basis. Amortization of the debt discount on the Tranche B loan recorded in “Interest expense” in the Consolidated Statements of (Loss) Income was $0.7 million and $1.4 million for the three and six months ended June 30, 2009, respectively, and $0.7 million for both the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the Company has $162.4 million of availability under the revolving credit facility, including outstanding letters of credit which reduce the amount available under the revolving credit facility. During the second quarter of 2009, the Company repaid $70.0 million of the revolving credit facility. In August 2009, the Company repaid $30.0 million of the amount outstanding under the revolving credit facility at June 30, 2009. This payment will be recorded in the third quarter of 2009 and will reduce the amounts outstanding under the revolving credit facility to $45.0 million.
Second Lien Notes — Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company elected to pay its interest through June 30, 2009 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.
Debt Covenants — The Senior Facility has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company is not permitted to have a senior secured debt ratio in excess of 6.5:1 through September 30, 2009, 6.0:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5.0:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The Company is in compliance with all covenants.
Deferred Financing Costs — Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of (Loss) Income was $1.8 million and $3.5 million for the three and six months ended June 30, 2009, respectively, and $1.8 million and $1.9 million for the three and six months ended June 30, 2008, respectively. During the six months ended June 30, 2008, the Company recognized a debt extinguishment loss of $1.5 million in connection with the modification of the Senior Facility and expensed $0.4 million of unamortized deferred financing costs upon the termination of its $150.0 million revolving credit facility with JPMorgan.
Interest Paid in Cash — The Company paid $24.0 million and $48.5 million of interest for the three and six months ended June 30, 2009, respectively, and $26.7 million and $32.8 million for the three and six months ended June 30, 2008, respectively.

Note 9 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Service cost	$223	$329	$446	$655
Interest cost	3,165	3,185	6,330	6,327
Expected return on plan assets	(2,351)	(2,560)	(4,702)	(5,137)
Curtailment loss	—	500	—	500
Amortization of prior service cost	87	605	174	712
Recognized net actuarial loss	944	678	1,888	1,313

Net periodic benefit expense	$2,068	$2,737	$4,136	$4,370

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.1 million and $4.2 million for the three months ended June 30, 2009 and 2008, respectively, and $8.2 million for the six months ended June 30, 2009 and 2008. No contributions were made to the defined benefit pension plan during the six months ended June 30, 2009 and 2008. The Company made contributions to the combined SERP’s totaling $1.0 million for the three months ended June 30, 2009 and 2008 and $2.0 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.9 million ($0.6 million, net of tax) and $1.9 million ($1.2 million, net of tax), during the three and six months ended June 30, 2009, respectively and $0.7 million ($0.4 million net of tax) and $1.3 million ($0.8 million net of tax), during the three and six months ended June 30, 2008, respectively. The prior service costs for the defined benefit pension plan and combined SERPs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was not material for the three and six months ended June 30, 2009 and was $0.6 million ($0.4 million, net of tax), and 0.7 million ($0.4 million, net of tax), for the three and six months ended June 30, 2008, respectively.
During the three and six months ended June 30, 2008, the Company recorded a curtailment loss of $0.5 million and prior service costs of $0.5 million under the Company’s combined SERPs related to the departure of the Company’s former chief executive officer and another executive officer.
Net periodic benefit expense for the Company’s defined benefit postretirement plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Service cost	$143	$137	$286	$272
Interest cost	209	207	418	411
Amortization of prior service cost	(88)	(88)	(176)	(176)

Net periodic benefit expense	$264	$256	$528	$507

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million for the three and six months ended June 30, 2009 and 2008.
The net loss and prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the defined benefit postretirement plans were not material during the three and six months ended June 30, 2009 and 2008.
Contribution expense for the 401(k) defined contribution plan was $0.8 million and $1.8 million for the three and six months ended June 30, 2009, respectively, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2008, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan of $2.0 million in each of the six months ended June 30, 2009 and 2008.

Note 10 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to Participating Convertible Preferred Stock during the six months ended June 30, 2009:

	Participating Convertible
	Preferred Stock
(Amounts in thousands)	Series B	Series B-1

Balance at December 31, 2008	$458,408	$283,804
Dividends accrued	34,075	18,759
Accretion	4,212	829

Balance at June 30, 2009	$496,695	$303,392

Note 11 — Stockholders’ Deficit
Common Stock — On May 12, 2009, the stockholders of the Company approved the increase of the number of authorized shares of common stock to 1,300,000,000. Following is a summary of common stock issued and outstanding:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Common shares issued	88,556	88,556
Treasury stock	(6,037)	(5,999)
Restricted stock	(15)	(92)

Common shares outstanding	82,504	82,465

Treasury Stock — Following is a summary of treasury stock share activity during the six months ended June 30, 2009:

(Amounts in thousands)	Treasury Stock

Balance at December 31, 2008	5,999
Shares surrendered for withholding taxes upon release or forfeiture of restricted stock	38

Balance at June 30, 2009	6,037

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Net unrealized gain on securities classified as available-for-sale	$15,357	$9,332
Net unrealized gain on derivative financial instruments	—	780
Cumulative foreign currency translation adjustments	5,092	5,368
Prior service cost for pension and postretirement benefits, net of tax	(421)	(419)
Unrealized losses on pension and postretirement benefits, net of tax	(56,597)	(57,768)

Accumulated other comprehensive loss	$(36,569)	$(42,707)

Note 12 — Stock-Based Compensation
On May 12, 2009, the stockholders of the Company approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock. As of June 30, 2009, the Company has remaining authorization to issue awards of up to 32,650,218 shares of common stock.
On January 21, 2009, the Company granted an option to purchase 4,700,000 shares of common stock with an exercise price of $1.50 to the Executive Chairman of the Board. On May 12, 2009, the Company granted an additional option to purchase 1,000,000 shares of common stock with an exercise price of $1.59 to the Executive Chairman of the Board. On May 6, 2009, the Company granted an option to purchase 8,000,000 shares of common stock with an exercise price of $1.74 to the President and Chief Executive Officer of the Company. Under the terms of the 2009 option grants, 50 percent of the award becomes exercisable through the passage of time (the “Time-based Tranche”). For the options awarded to the Executive Chairman, the Time-based Tranche becomes exercisable over a four-year period in an equal number of shares each year. For the President and Chief Executive Officer, the Time-based Tranche becomes exercisable over a five-year period, with 15 percent vesting immediately and the remainder vesting at rates of 10 to 20 percent each year. The remaining 50 percent of the 2009 awards (the “Performance-based Tranches”) becomes exercisable upon the achievement within five years of grant of the earlier of a) a pre-defined common stock price for any period of 20 consecutive trading days, b) a change in control of the Company resulting in a pre-defined per share consideration or c) in the event the Company’s common stock does not trade on a U.S. exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. These options have a term of 10 years and contain certain forfeiture provisions, including the continuation of vesting terms for the twelve month period immediately following termination by the Company without cause or voluntary termination for good reason, as defined by the option agreement.

For purposes of determining the fair value of these options, the Company utilized the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the daily price of the Company’s common stock since June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. Under the simplified method, the expected term represents the median between the expected vesting timeframe and the contractual term of the award. The forfeiture rate, which has been estimated at zero for the 2009 option awards, represents the number of shares that will be forfeited by the grantee due to termination of employment. In estimating the expected term and forfeiture rate, the Company considered historical activity and any expectations regarding future activity which could impact these assumptions. The risk-free rate for the Black-Scholes model is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year U.S. Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. Following are the weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the six months ended June 30, 2009. No stock options were granted in 2008.

Expected dividend yield	0.0%
Expected volatility	72.8% – 74.0%
Risk-free interest rate	2.3% – 2.5%
Expected life	6.2 years
Weighted-average grant-date fair value per option	$1.01
Following is a summary of stock option activity for 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2008	2,970,126	$20.49
Granted	13,700,000	1.65
Exercised	—	—
Forfeited	(295,584)	22.66

Options outstanding at June 30, 2009	16,374,542	$4.69	8.70 years	$1,826

Vested or expected to vest at June 30, 2009	14,241,247	$5.14	8.54 years	$1,532

Options exercisable at June 30, 2009	3,194,161	$16.57	4.43 years	$24

As of June 30, 2009, the Company’s outstanding stock options had unrecognized compensation expense of $11.8 million and a remaining weighted-average vesting period of 2.77 years.
The Company recorded stock-based compensation expense of $1.7 million and $1.6 million for the three and six months ended June 30, 2009.

Note 13 — Income Taxes
For the three months ended June 30, 2009, the Company had $0.3 million of tax benefit on a pre-tax loss of $3.6 million, resulting in an effective income tax rate of 7.6 percent. For the six months ended June 30, 2009, the Company had $0.3 million of tax expense on pre-tax income of $8.8 million, resulting in an effective income tax rate of 3.3 percent. The effective income tax rate for the three and six months ended June 30, 2009 reflects benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007. The Company continues to evaluate additional available tax positions related to the net securities losses. The Company received a federal income tax refund of $43.5 million during the six months ended June 30, 2009. The Company paid $0.2 million of federal and state income taxes for both the three and six months ended June 30, 2009.
For the three months ended June 30, 2008, the Company had $8.3 million of tax expense on pre-tax income of $23.4 million, resulting in an effective income tax rate of 35.3 percent. For the six months ended June 30, 2008, the Company had $26.0 million of tax expense on a pre-tax loss of $319.7 million, resulting in a negative effective income tax rate of 8.1 percent. The effective income tax rate for the three and six months ended June 30, 2008 reflects a $6.1 million expense resulting from non-deductible severance costs for the Company’s former chief executive officer. In addition, both periods reflect the $31.2 million unrealized gain from embedded derivatives, which is not a taxable item. The effective income tax rate for the six months ended June 30, 2008 also reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to other-than-temporary charges on securities.
For both the three and six months ended June 30, 2009, the Company recognized $0.2 million in interest and penalties for unrecognized tax benefits, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax (benefit) expense” in the Consolidated Statements of (Loss) Income. As of June 30, 2009 and December 31, 2008, the Company had accrued $3.6 million and $3.6 million, respectively, in interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
Note 14 — Commitments and Contingencies
Legal Proceedings — The Company is involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on our financial position.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On May 20, 2009, the Court granted in part and denied in part defendants’ motion to dismiss.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss.
Stockholder Derivative Claims — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.

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
Other Matters — The Company is in discussions with the staff of the Federal Trade Commission regarding customer complaints that third parties have used its money transfer services inappropriately in conjunction with consumer fraud activities. These discussions cover potential consumer redress and the Company’s business practices in addressing these activities. Any potential resolution could require the Company to change its business practices and/or to make payments. In the second quarter, the Company accrued $12.0 million toward a proposed resolution based upon facts and circumstances known at this time. There can be no assurance that the Company will reach an agreement with the staff of the Federal Trade Commission or that this matter will not result in future litigation. The Company also continues to cooperate with another government entity in a separate matter involving complaints of third-party fraud-induced money transfers.
Credit Facilities — At June 30, 2009, the Company has overdraft facilities through its Senior Facility consisting of $12.6 million of letters of credit to assist in the management of investments, the clearing of payment service obligations and international regulatory needs. All of these letters of credit are outstanding as of June 30, 2009. At June 30, 2009, the Company also has $162.4 million of availability under the Senior Facility.
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
As of June 30, 2009, the liability for minimum commission guarantees is $1.1 million and the maximum amount that could be paid under the minimum commission guarantees is $11.7 million over a weighted-average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees that expired in 2008, the Company paid $0.6 million or approximately 15 percent of the estimated maximum payment for the year.
Note 15 — Earnings per Common Share
Following are the potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Shares related to stock options	13,015	3,890	9,835	3,973
Shares related to restricted stock	21	130	42	163
Shares related to preferred stock	358,771	317,326	358,771	317,326

Note 16 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”). FAS 141(R) changes how business combinations are accounted for and disclosed, including the elimination of capitalized transaction costs and accounting for contingent consideration. The Company adopted FAS 141(R) effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in FAS 128, Earnings per Share. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 conforms the application of other-than-temporary impairment guidance on beneficial interests in securitized financial assets to the impairment model in FAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company adopted FSP EITF 99-20-1 on January 1, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP FAS 107-1 and APB 28-1 effective for the interim period ending June 30, 2009 and has included the required disclosures in the Notes to its Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends FAS No. 115 and FAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interest That Continue to Be Held by a Transferor in Securitized Assets to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and that it is more likely than not management will not have to sell the security before recovery of its cost basis. This FSP requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The Company adopted FSP FAS 115-2 and FAS 124-2 effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends FAS No. 157, Fair Value Measurements, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. The Company adopted FSP FAS 157-4 effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies FAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R)-1 effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which amends the derecognition guidance in FAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact of FAS 166 on its Consolidated Financial Statements.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the consolidation guidance applicable to variable interest entities. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact of FAS 167 on its Consolidated Financial Statements.
In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.

The Company adopted the provisions of FAS 165 effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In June 2009, the FASB issued FAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“FAS 168”). With the issuance of FAS 168, the FASB Accounting Standards Codification (“Codification”) becomes the single source of authoritative United States accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission. The Codification does not change current accounting principles generally accepted in the United States (“GAAP”), but changes the referencing of financial standards and is intended to simplify user access to authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective with the Company’s third quarter of 2009. At that time, all references made to GAAP will use the new Codification numbering system prescribed by the FASB. The Codification is not intended to change or alter existing GAAP; therefore, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.
Note 17 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Walmart Stores, Inc. (“Walmart”), accounted for approximately 28.8 percent and 25.9 percent of the Company’s total fee and investment revenue for the three months ended June 30, 2009 and 2008, respectively. “Other unallocated expenses” for the three and six months ended June 30, 2008 included $17.7 million of executive severance and related costs and the six months ended June 30, 2008 also included $7.7 million of costs relating to the recapitalization. The following table reconciles segment operating income (loss) to “(Loss) income before income taxes” as reported in the Consolidated Statements of (Loss) Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Revenue
Global Funds Transfer
Money transfer, including bill payment	$249,833	$254,744	$491,953	$488,600
Retail money order and other	19,910	17,508	37,482	2,651

	269,743	272,252	529,435	491,251
Payment Systems
Official check and payment processing	14,152	8,032	26,757	(195,691)
Other	6,099	5,665	12,462	7,359

	20,251	13,697	39,219	(188,332)
Other	1,187	139	2,418	231

Total revenue	$291,181	$286,088	$571,072	$303,150

Operating income (loss)
Global Funds Transfer	$10,905	$30,620	$47,631	$26,948
Payment Systems	9,442	3,904	16,694	(310,949)

Total segment operating income (loss)	20,347	34,524	64,325	(284,001)

Interest expense	(26,649)	(24,008)	(53,689)	(38,797)
Debt extinguishment loss	—	—	—	(1,499)
Valuation gain on embedded derivatives	—	31,203	—	31,203
Other unallocated expenses	2,712	(18,299)	(1,822)	(26,601)

(Loss) income before income taxes	$(3,590)	$23,420	$8,814	$(319,695)

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Depreciation and amortization
Global Funds Transfer	$12,352	$13,839	$25,504	$23,323
Payment Systems	2,610	449	3,820	5,183

Total depreciation and amortization	$14,962	$14,288	$29,324	$28,506

Capital expenditures
Global Funds Transfer	$6,022	$10,979	$12,311	$14,485
Payment Systems	2,803	58	3,193	2,418

Total capital expenditures	$8,825	$11,037	$15,504	$16,903

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

United States	$201,649	$190,876	$401,100	$122,231
International	89,532	95,212	169,972	180,919

Total revenue	$291,181	$286,088	$571,072	$303,150

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Management Changes — On January 21, 2009, the Board of Directors appointed Anthony P. Ryan as President and Chief Executive Officer and Pamela H. Patsley as Executive Chairman of the Board. In the first quarter of 2009, we announced the departure of David J. Parrin, Executive Vice President and Chief Financial Officer and Mary A. Dutra, Executive Vice President, Global Payment Processing and Settlement (effective September 24, 2009). In the second quarter of 2009, we announced the departure of Cindy Stemper, Executive Vice President Human Resources. On July 16, 2009, we announced the retirement of Teresa H. Johnson, Executive Vice President, General Counsel and Secretary effective September 30, 2009. On July 30, 2009, we announced that we named Jeffrey R. Woods as Executive Vice President and Chief Financial Officer. The Company is in the process of identifying replacements for the open executive positions.
Table 1 — Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue
Fee and other revenue	$278,493	$281,881	(1%)	$546,637	$544,678	0%
Investment revenue	8,455	34,498	(75%)	20,146	96,063	(79%)
Net securities gains (losses)	4,233	(30,291)	114%	4,289	(337,591)	101%

Total revenue	291,181	286,088	2%	571,072	303,150	88%
Fee commissions expense	121,764	129,098	(6%)	240,308	246,330	(2%)
Investment commissions expense	354	(5,385)	107%	753	91,504	(99%)

Total commissions expense	122,118	123,713	(1%)	241,061	337,834	(29%)

Net revenue (losses)	169,063	162,375	4%	330,011	(34,684)	1051%

Expenses
Compensation and benefits	47,639	68,136	(30%)	99,271	120,435	(18%)
Transaction and operations support	71,166	51,335	39%	115,650	103,364	12%
Depreciation and amortization	14,962	14,288	5%	29,324	28,506	3%
Occupancy, equipment and supplies	12,237	12,391	(1%)	23,263	23,613	(1%)
Interest expense	26,649	24,008	11%	53,689	38,797	38%
Valuation gain on embedded derivatives	—	(31,203)	100%	—	(31,203)	100%
Debt extinguishment loss	—	—	—	—	1,499	(100%)

Total expenses	172,653	138,955	24%	321,197	285,011	13%

(Loss) income before income taxes	(3,590)	23,420	(115%)	8,814	(319,695)	103%
Income tax (benefit) expense	(273)	8,259	(103%)	290	25,999	(99%)

Net (loss) income	$(3,317)	$15,161	(122%)	$8,524	$(345,694)	102%

Following are significant items affecting operating results during the second quarter of 2009 as compared to the second quarter of 2008:
•	Fee and other revenue decreased 1 percent in the second quarter of 2009 to $278.5 million due to the decline in the Euro exchange rate and money transfer (including bill payment) average fees, partially offset by money transfer transaction volume growth. Money transfer volume (including bill payment) grew 1 percent. In the second quarter of 2009, the rate of growth in money transfer volume slowed, reflecting continued slowing economic conditions and a growing volume base.
•	Investment revenue decreased $26.0 million, or 75 percent, in the second quarter of 2009 due to lower yields earned on our realigned investment portfolio and a substantial decrease in our investment balances from the termination of official check financial institution customers.

•	We recorded $4.2 million of net securities gains in the second quarter of 2009 from valuation gains on put options and a gain from the call of a trading investment, partially offset by unrealized losses on trading investments and other-than-temporary impairments on asset-backed securities. This is compared to $30.3 million of net securities losses in the second quarter of 2008 from unrealized losses on trading investments and other-than-temporary impairments.

•	Total commissions expense decreased $1.6 million, or 1 percent, in the second quarter of 2009. Commissions expense for the second quarter of 2008 included an unrealized gain of $29.3 million from changes in the value of interest rate swaps related to the official check business. The decline in the federal funds rate, lower investment balances and repricing initiatives reduced investment commissions expense by $23.6 million in the second quarter of 2009. Fee and other commissions expense decreased $7.3 million from the decline in the Euro exchange rate and lower average commission rates, partially offset by money transfer transaction volume growth.

•	Interest expense increased to $26.6 million in the second quarter of 2009 from $24.0 million in 2008 as a result of a gain of $4.2 million related to the termination of interest rate swaps related to our floating rate debt in the second quarter of 2008, partially offset by lower interest expense from the paydown of debt in May 2009.

•	Total expenses in the second quarter of 2009 increased $33.7 million, or 24 percent, over 2008. Total expenses in 2008 reflect an unrealized gain of $31.2 million from changes in the fair value of embedded derivatives in our preferred stock. Compensation and benefits decreased $20.5 million in the second quarter of 2009 due to $17.7 million of executive severance and related costs recorded in the second quarter of 2008. Transaction and operations expense increased $19.8 million from a $12.0 million accrual related to discussions with the Federal Trade Commission and a $9.0 million increase in our provision for loss, primarily from the closure of an agent.

•	In the second quarter of 2009, we had a tax benefit of $0.3 million on a pre-tax loss of $3.6 million, reflecting benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007.

•	A significant amount of our internationally originated transactions and settlements with international agents are conducted in the Euro. In addition, the operating expenses of most of our international subsidiaries are denominated in the Euro. During the second quarter of 2009, the average Euro to U.S. Dollar exchange rate decreased to 1.36 from 1.56 in the second quarter of 2008. The decline in the Euro exchange rate (net of hedging activities) reduced total revenue by $8.5 million, commissions expense by $5.0 million and operating expenses by $5.0 million, for a net increase to our income before taxes of $1.5 million.
Table 2 — Net Fee Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Fee and other revenue	$278,493	$281,881	(1%)	$546,637	$544,678	0%
Fee commissions expense	(121,764)	(129,098)	6%	(240,308)	(246,330)	2%

Net fee revenue	$156,729	$152,783	3%	$306,329	$298,348	3%

Fee commissions expense as a % of fee and other revenue	43.7%	45.8%		44.0%	45.2%
Fee and other revenue consists of fees on money transfer (including bill payment), money orders and official check. For the three and six months ended June 30, 2009, fee and other revenue remained relatively flat from 2008 as the decline in the Euro exchange rate and lower average fees were offset by money transfer volume growth. Money transfer average fees decreased from lower face values per transaction and corridor mix. Money transfer transaction volume increased 1 percent and 3 percent for the three and six months ended June 30, 2009, respectively, compared to 2008. Money transfer (including bill payment) volume growth slowed in the second quarter of 2009, reflecting continued slowing economic conditions and a growing volume base. The decline in the Euro exchange rate, net of hedging activities, reduced revenue by $8.5 million and $15.1 million during the three and six months ended June 30, 2009, respectively, while lower average fees reduced revenue by $4.0 million and $5.7 million, respectively. Transaction volume growth resulted in incremental revenue of $7.7 million and $21.5 million for the three and six months ended June 30, 2009, respectively. See Table 6 — Global Funds Transfer Segment for further information regarding money transfer revenue and transaction volume.
Fee commissions expense consists primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. Fee commissions expense for the three and six months ended June 30, 2009, decreased $7.3 million and $6.0 million, respectively, from 2008 due to the decline in the Euro exchange rate and lower average commission rates from lower average face values per transaction and corridor mix, partially offset by money transfer transaction volume growth. The decline in the Euro exchange rate, net of hedging activities, reduced commissions expense by $5.0 million and $9.6 million during the three and six months ended June 30, 2009, respectively, while lower average commission rates reduced commissions expense by $2.4 million and $2.8 million, respectively. Transaction volume growth resulted in incremental commissions expense of $1.6 million and $6.9 million for the three and six months ended June 30, 2009, respectively.
Net fee revenue increased 3 percent for the three and six months ended June 30, 2009, compared to 2008, due to the decline in commissions expense compared to flat revenue.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Investment revenue	$8,455	$34,498	(75%)	$20,146	$96,063	(79%)
Investment commissions expense (1)	(354)	5,385	(107%)	(753)	(91,504)	99%

Net investment revenue	$8,101	$39,883	(80%)	$19,393	$4,559	325%

Average balances:
Cash equivalents and investments	$4,251,978	$5,178,328	(18%)	$4,322,589	$4,997,793	(14%)
Payment service obligations (2)	$3,061,485	$4,050,191	(24%)	$3,089,243	$4,334,531	(29%)

Average yields earned and rates paid (3):
Investment yield	0.80%	2.68%		0.94%	3.87%
Investment commission rate	0.05%	(0.53%)		0.05%	4.25%
Net investment margin	0.76%	3.10%		0.90%	0.18%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue decreased $26.0 million, or 75 percent, and $75.9 million, or 79 percent, in the three and six months ended June 30, 2009, respectively, compared to 2008 due to lower yields earned on our realigned investment portfolio and the decrease in our investment balances from the termination of official check financial institution customers. With the realignment of the portfolio in the first quarter of 2008, our portfolio is now comprised primarily of lower yielding cash equivalents and government agency securities. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion of our investment portfolio.
Investment commissions expense was $0.4 million for the three months ended June 30, 2009, compared to revenue of $5.4 million in 2008, which includes an unrealized gain of $29.3 million from increases in the fair value of interest rate swaps swaps related to the official check business. These swaps were terminated in June 2008, resulting in a $27.7 million net loss recorded in commissions expense for the six months ended June 30, 2008.

See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the interest rate swaps. Investment commissions paid to financial institution customers decreased in the three and six months ended June 30, 2009 from the decline in the federal funds rate, lower investment balances upon which commissions were paid and lower commissions rates from the official check repricing initiated in the first quarter of 2008. The federal funds rate has been so low during 2009 that most of our financial institution customers were in a “negative” commission position, in that we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amount, we have opted at this time to impose certain per item and other fees rather than require payment of the negative commission amount. We continue to monitor the negative commissions and may decide to require payment of negative commissions at a future date.
Net investment margins of 0.76 percent and 0.90 percent for the three and six months ended June 30, 2009, respectively, reflect the federal funds rate environment and lower investment balances discussed above. The net investment margins for the three and six months ended June 30, 2008 reflect the impact of the interest rate swaps, as discussed above.
Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Gross realized gains	$—	$36	$(36)	$—	$34,200	$(34,200)
Gross realized losses	(2)	—	(2)	(2)	(290,498)	290,496
Other-than-temporary impairments	(848)	(9,124)	8,276	(2,929)	(54,398)	51,469

Net securities losses from available-for-sale investments	(850)	(9,088)	8,238	(2,931)	(310,696)	307,765

Unrealized losses from trading investments	(4,790)	(21,203)	16,413	(6,435)	(26,895)	20,460
Valuation gain from put options related to trading investments	6,798	—	6,798	10,580	—	10,580
Gain on call related to trading securities	3,075	—	3,075	3,075	—	3,075

Net securities gains (losses)	$4,233	$(30,291)	$34,524	$4,289	$(337,591)	$341,880

Net securities gains for the three and six months ended June 30, 2009 reflect a $6.8 million and $10.6 million, respectively, valuation gain from put options related to trading investments, offset by $4.8 million and $6.4 million of unrealized losses on our trading investments from continued deterioration in the markets. In addition, the call of a trading investment in the second quarter resulted in a $3.1 million gain in the three and six months ended June 30, 2009. Other-than-temporary impairments on our other asset-backed securities was $0.8 million and $2.9 million for the three and six months ended June 30, 2009. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion.
During the first quarter of 2008, we completed the realignment of our investment portfolio, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which securities were sold. Proceeds from the sales were reinvested in cash and cash equivalents. During the three and six months ended June 30, 2008, we recognized other-than-temporary impairment charges of $9.1 million and $54.4 million, respectively, on our available-for-sale securities and unrealized losses of $21.2 million and $26.9 million, respectively, on our trading investments as the result of further deterioration in the market and the accumulation of ratings downgrades.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits decreased $20.5 million, or 30 percent, and $21.2 million, or 18 percent, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Severance costs were $18.6 million and $15.2 million lower in the three and six months ended June 30, 2009 as the same periods in 2008 included severance related to the Company’s former Chief Executive Officer. In addition, incentive compensation was $3.0 million and $6.3 million lower in the three and six months ended June 30, 2009, respectively, as annual incentives were accrued at a lower tier than in 2008 and the discretionary profit sharing plan was suspended for 2009. Partially offsetting these expense reductions is a $1.5 million and $0.3 million increase in stock-based compensation during the three and six months ended June 30, 2009. Stock-based compensation increased from the issuance of stock options to executives, partially offset by lower expense from historical grants due to the normal vesting of the awards. In addition, stock-based compensation expense in 2008 reflected a $0.6 million benefit from the forfeiture of restricted stock upon the termination of executives. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased compensation and benefits expense by approximately $1.5 million and $2.8 million for the three and six months ended June 30, 2009, respectively, compared to 2008.

Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products. Transaction and operations support costs increased $19.8 million, or 39 percent, and $12.3 million, or 12 percent, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. In the second quarter of 2009, we recorded a $12.0 million accrual related to the potential resolution of ongoing discussions with the staff of the Federal Trade Commission (“FTC”). Our provision for loss increased $9.0 million and $9.7 million for the three and six months ended June 30, 2009, respectively, primarily related to the closure of an international agent. In addition, we recorded goodwill impairment charges of $3.8 million during the second quarter of 2009 from the decision to discontinue the offering of certain bill payment products in the Global Funds Transfer segment which have been replaced by new product offerings, as well as the pending sale of a non-core business in the Payment Systems segment. Foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, added $1.1 million and $4.2 million of expense for the three and six months ended June 30, 2009, respectively, while professional fees increased $1.0 million and $1.9 million, respectively, from the implementation of the European Union Payment Services directive. Partially offsetting these incremental expenses is a decrease in marketing costs by $4.9 million and $9.2 million during the three and six months ended June 30, 2009, respectively, due to controlled spending and the timing of marketing initiatives. In addition, the three and six months ended June 30, 2008 included $1.2 million and $7.7 million of transaction costs related to the recapitalization. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased transaction and operations support by approximately $2.6 million and $3.6 million for the three and six months ended June 30, 2009, respectively, compared to 2008.
The Company continues to invest in business process changes, including additional systems and processes to detect and prevent consumer fraud and enhance our transaction and agent monitoring.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization expense increased $0.7 million, or 5 percent, and $0.8 million, or 3 percent, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 from capital investments in agent equipment, software and other fixed assets to support the growth of the business. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased depreciation and amortization by approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively, compared to 2008.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense decreased $0.2 million, or 1 percent, and $0.4 million, or 1 percent, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 from controlled spending and the timing of the roll-out of new agents and locations, offset by higher software and equipment maintenance costs to support the growth of the business. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased occupancy, equipment and supplies by approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2009, respectively, compared to 2008.
Interest expense — Interest expense increased to $26.6 million for the three months ended June 30, 2009, compared to $24.0 million in 2008, which includes a $4.2 million unrealized gain from increases in the fair value of interest rate swaps. These swaps were terminated in June 2008, resulting in a $2.0 million net loss for the six months ended June 30, 2008. See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the loss on interest rate swaps. Interest expense for the second quarter of 2009 benefited from the paydown of $70.0 million of debt in May 2009. Interest expense for the six months ended June 30, 2009 increased over the same period in 2008 due to the higher outstanding debt and higher interest rates resulting from the recapitalization.
Income taxes — For the three months ended June 30, 2009, the Company had $0.3 million of tax benefit on a pre-tax loss of $3.6 million, resulting in an effective income tax rate of 7.6 percent. For the six months ended June 30, 2009, the Company had $0.3 million of tax expense on pre-tax income of $8.8 million, resulting in an effective income tax rate of 3.3 percent. The effective income tax rate for the three and six months ended June 30, 2009 reflects benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007. The Company continues to evaluate additional available tax positions related to the net securities losses. The Company received a federal income tax refund of $43.5 million during the six months ended June 30, 2009. The Company paid $0.2 million of federal and state income taxes for both the three and six months ended June 30, 2009.

For the three months ended June 30, 2008, the Company had $8.3 million of tax expense on pre-tax income of $23.4 million, resulting in an effective income tax rate of 35.3 percent. For the six months ended June 30, 2008, the Company had $26.0 million of tax expense on a pre-tax loss of $319.7 million, resulting in a negative effective income tax rate of 8.1 percent. The effective income tax rate for the three and six months ended June 30, 2008 reflects a $6.1 million expense resulting from non-deductible severance costs for the Company’s former Chief Executive Officer. In addition, both periods reflect the $31.2 million unrealized gain from embedded derivatives, which is not a taxable item. The effective income tax rate for the six months ended June 30, 2008 also reflects a deferred tax asset valuation allowance of $16.1 million recorded in the first quarter of 2008 relating to other-than-temporary charges on securities.
Acquisitions and Disposals
Raphaels Bank — On February 2, 2009, we acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides us with five money transfer stores in and around Paris, France that have been integrated into our French retail operations. The preliminary purchase price allocation as of June 30, 2009 includes $2.0 million of goodwill assigned to our Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in our Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.
FSMC, Inc. — On May 15, 2009, our subsidiary FSMC, Inc. (“FSMC”) entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the pending sale, we recorded a goodwill impairment of $0.6 million in the three months ended June 30, 2009. The sale was completed in the third quarter of 2009. FSMC is a component of our Payment Systems segment. The operating results of FSMC are not material to our Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2009, and the assets and liabilities are not material to our Consolidated Balance Sheets at June 30, 2009.
ACH Commerce — On May 28, 2009, we entered into a Letter of Intent to sell assets of our ACH Commerce business to a third party. The transaction is expected to close in the last half of 2009. ACH is a component of our Payment Systems segment. The operating results of ACH Commerce are not material to our Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2009 and the assets and liabilities are not material to our Consolidated Balance Sheets at June 30, 2009.
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
We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, average investable balances are allocated to our segments based upon the average balances generated by that segment’s sale of payment instruments. Investment revenue and net securities gains (losses) are allocated based upon the allocation of average investable balances. The derivatives portfolio is also managed on a consolidated level and each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps used to hedge variable rate commissions are identified with the official check product in the Payment Systems segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Interest rate swaps related to variable rate debt were identified to Corporate activities, with the related income (expense) included in unallocated interest expense. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense, executive severance, legal costs and other corporate costs not related to the performance of the segments.

Table 5 — Segment Information

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Operating income (loss)
Global Funds Transfer	$10,905	$30,620	$(19,715)	$47,631	$26,948	$20,683
Payment Systems	9,442	3,904	5,538	16,694	(310,949)	327,643

Total segment operating income (loss)	20,347	34,524	(14,177)	64,325	(284,001)	348,326
Interest expense	26,649	24,008	2,641	53,689	38,797	14,892
Debt extinguishment loss	—	—	—	—	1,499	(1,499)
Valuation gain on embedded derivatives	—	(31,203)	31,203	—	(31,203)	31,203
Other unallocated expenses	(2,712)	18,299	(21,011)	1,822	26,601	(24,779)

(Loss) income before income taxes	$(3,590)	$23,420	$(27,010)	$8,814	$(319,695)	$328,509

Table 6 — Global Funds Transfer Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Money transfer (including bill payment)
Fee and other revenue	$249,726	$254,715	(2%)	$491,846	$491,600	0%
Investment revenue	107	375	(71%)	107	1,081	(90%)
Net securities losses	—	(346)	0%	—	(4,081)	0%

Total money transfer revenue	249,833	254,744	(2%)	491,953	488,600	1%
Retail money order and other
Fee and other revenue	18,072	16,727	8%	33,914	33,659	1%
Investment revenue	1,254	5,021	(75%)	2,976	13,870	(79%)
Net securities gains (losses)	584	(4,240)	114%	592	(44,878)	101%

Total retail money order and other revenue	19,910	17,508	14%	37,482	2,651	1314%
Total Global Funds Transfer revenue
Fee and other revenue	267,798	271,442	(1%)	525,760	525,259	0%
Investment revenue	1,361	5,396	(75%)	3,083	14,951	(79%)
Net securities gains (losses)	584	(4,586)	113%	592	(48,959)	101%

Total Global Funds Transfer revenue	269,743	272,252	(1%)	529,435	491,251	8%

Commissions expense	121,318	128,551	(6%)	239,221	245,114	(2%)

Net revenue	$148,425	$143,701	3%	$290,214	$246,137	18%

Operating income	$10,905	$30,620	(64%)	$47,631	$26,948	77%
Operating margin	4.0%	11.2%		9.0%	5.5%
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers (including bill payment), as well as fees on retail money orders, investment revenue and securities gains and losses. Total revenue decreased $2.5 million, or 1 percent, during the three months ended June 30, 2009 from lower money transfer fee and other revenue and investment revenue, partially offset by net securities losses recorded and allocated to this segment in 2008. Fee and other revenue increased $38.2 million, or 8 percent, during the six months ended June 30, 2009 due to net securities losses recorded on our investment portfolio and allocated to this segment in 2008, partially offset by lower investment revenue. See further discussion of investment revenue under “Table 3 — Net Investment Revenue Analysis” and of net securities gains under “Table 4 — Summary of Gains, Losses and Impairments.”

Money transfer fee and other revenue (including bill payment) decreased $5.0 million, or 2 percent, during the three months ended June 30, 2009, while money transfer transaction volume (including bill payment) increased 1 percent. Money transfer fee and other revenue (including bill payment) remained flat during the six months ended June 30, 2009, while money transfer transaction volume (including bill payment) increased 3 percent. For both periods, the transaction volume growth was offset by the impact of the decline in the Euro exchange rate, net of hedging activities, and lower average fees from lower average face values and corridor mix. Transaction growth for the three and six months ended June 30, 2009 resulted in incremental fee and other revenue of $7.7 million and $21.5 million, respectively, while the decline in the Euro exchange rate (net of hedging activities) decreased fee and other revenue by $8.5 million and $15.1 million, respectively. Lower average fees decreased our revenue by $4.0 million and $5.7 million for the three and six months ended June 30, 2009, respectively. In 2009, the rate of growth in money transfer (including bill payment) volume slowed compared to 2008, reflecting continued slowing economic conditions and a growing volume base.
Our domestic originated transactions, which contribute lower revenue per transaction, increased 2 percent and 4 percent in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Internationally originated transactions (outside of North America) increased 2 percent for both the three and six months ended June 30, 2009. Transaction volume to Mexico decreased 9 percent and 6 percent in the three and six months ended June 30, 2009, respectively, reflecting continued deterioration in the U.S. housing market and immigration concerns. Mexico represented 8 percent of our total transactions in both the three and six months ended June 30, 2009.
The money transfer agent base expanded 15 percent to approximately 180,000 locations in 2009, primarily due to expansion in international markets. At June 30, 2009, money transfer agents are located in the following geographic regions: 45,500 locations in Western Europe and the Middle East; 38,100 locations in North America; 25,800 locations in Latin America (including 12,700 in Mexico); 24,100 locations in Eastern Europe; 20,800 locations in the Indian subcontinent; 17,800 locations in Asia Pacific; and 7,900 locations in Africa.
Fee and other revenue for retail money order and other products increased 8 percent and 1 percent for the three and six months ended June 30, 2009, respectively, due to our repricing initiatives. Beginning in the fourth quarter of 2008, we implemented a phased repricing initiative and undertook a review of the risk versus reward for our money order only agents. In undertaking these initiatives, we expected fee revenue to increase, but volumes and total retail money order revenue to decline in the future from the attrition of money order agents. During the three months ended June 30, 2009, retail money order volumes declined 18 percent.
Fee commissions expense consists primarily of fees paid to our third-party agents for the money transfer service. We generally do not pay fee commissions on our money order products. Fee commissions expense for the three and six months ended June 30, 2009, decreased $7.2 million, or 6 percent, and $6.0 million, or 2 percent, respectively, from 2008 due to the decline in the Euro exchange rate and lower average commission rates from lower average face values per transaction and corridor mix, partially offset by money transfer transaction volume growth. The decline in the Euro exchange rate, net of hedging activities, reduced commissions expense by $5.0 million and $9.6 million during the three and six months ended June 30, 2009, respectively, while lower average commission rates reduced commissions expense by $2.4 million and $2.8 million, respectively. Transaction volume growth resulted in incremental commissions expense of $1.6 million and $6.9 million for the three and six months ended June 30, 2009, respectively.
Operating income of $10.9 million and operating margin of 4.0 percent for the three months ended June 30, 2009, decreased from operating income of $30.6 million and operating margin of 11.2 percent primarily from recording a $12.0 million accrual related to the potential resolution of on-going discussions with the staff of the FTC and an increase in our provision for loss of $9.0 million as a result of the closure of an international agent. Operating income of $47.6 million and operating margin of 9.0 percent for the six months ended June 30, 2009, increased from operating income of $26.9 million and operating margin of 5.5 percent, primarily from the net securities losses recorded and allocated to this segment in the first half of 2008.

Table 7 — Payment Systems Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Official check and payment processing revenue (losses)
Fee and other revenue	$4,820	$4,679	3%	$8,820	$8,111	9%
Investment revenue	6,160	28,637	(78%)	14,716	79,785	(82%)
Net securities gains (losses)	3,172	(25,284)	113%	3,221	(283,587)	101%

Total official check and payment processing revenue (losses)	14,152	8,032	76%	26,757	(195,691)	114%
Other revenue
Fee and other revenue	5,876	5,621	5%	12,032	11,009	9%
Investment revenue	153	465	(67%)	360	1,395	(74%)
Net securities gains (losses)	70	(421)	117%	70	(5,045)	101%

Total other revenue	6,099	5,665	8%	12,462	7,359	69%
Total Payment Systems revenue (losses)
Fee and other revenue	10,696	10,300	4%	20,852	19,120	9%
Investment revenue	6,313	29,102	(78%)	15,076	81,180	(81%)
Net securities gain (losses)	3,242	(25,705)	113%	3,291	(288,632)	101%

Total Payment Systems revenue (losses)	20,251	13,697	48%	39,219	(188,332)	121%

Commissions expense	800	(4,839)	117%	1,840	92,719	(98%)

Net revenue (losses)	$19,451	$18,536	5%	$37,379	$(281,051)	113%

Operating income (loss)	$9,442	$3,904	142%	$16,694	$(310,949)	105%
Operating margin	46.6%	28.5%		42.6%	NM

Average yields earned and rates paid (1):
Investment yield	0.81%	2.70%		0.96%	3.87%
Investment commission rate	0.05%	(0.53%)		0.05%	4.23%
Net investment margin	0.76%	3.19%		0.91%	(0.49%)

NM = Not meaningful

(1)	The “Investment yield” is calculated by dividing investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Investment commission rate” is calculated by dividing investment commissions expense by average payment service obligations, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing net investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. Not all of the components of these calculations are shown in this table.
Total revenue for the Payment Systems segment includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our rebate processing business. Total revenue increased $6.6 million, or 48 percent, and $227.6 million, or 121 percent, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, reflecting significant net securities losses recorded in 2008 and allocated to this segment. Investment revenue decreased in both the three and six months ended June 30, 2009 due to lower yields earned on our realigned investment portfolio and the decrease in our investment balances allocated to this segment. Fee and other revenue increased slightly due to the repricing of official check financial institution customers.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices. Commissions expense was $0.8 million for the three months ended June 30, 2009 compared to revenue of $4.8 million in 2008, which includes an unrealized gain of $29.3 million from increases in the fair value of swaps related to the official check business. These swaps were terminated in June 2008, resulting in a $27.7 million net loss recorded in commissions expense for the six months ended June 30, 2008. See Note 6 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the loss on interest rate swaps. Investment commissions decreased in the three and six months ended June 30, 2009 from the decline in the federal funds rate, lower investment balances upon which commissions were paid and lower commission rates from the official check repricing initiated in the first quarter of 2008. The federal funds rate has been so low that most of our financial institution customers were in a “negative” commission position, meaning that we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commissions amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commissions amount. We continue to monitor the negative commissions and may decide to require payment of negative commissions at a future date.
     Operating income of $9.4 million and $16.7 million for the three and six months ended June 30, 2009 increased from operating income of $3.9 million and an operating loss of $310.9 million in 2008, reflecting the items described above. Operating margin increased to 46.6 percent and 42.6 percent for the three and six months ended June 30, 2009, respectively, reflecting the items described above.

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
On average, we pay approximately $1.0 billion a day to settle our payment instruments and make related settlements with our agents and financial institutions. We generally receive a similar amount on a daily basis from our agents and financial institutions for the face amount and related fees of our payment instruments sold. We use the incoming funds from sales of new payment instruments to settle previously sold payment instruments that are presented for payment. In simple terms, the face amount of an instrument sold today is used to settle the face amount of an instrument sold yesterday and presented for payment today. This pattern of cash flows allows us to settle our payment instruments without the need for short-term financing or routine divesting from our portfolio. Our daily net cash settlements tend to follow a pattern whereby certain days of the week are typically net cash inflow days, while other days are typically net cash outflow days. On the days with a net cash outflow, we utilize our cash equivalents to fund the shortfall. On the net cash inflow days, excess cash is reinvested in cash equivalents.
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
To ensure that we maintain adequate liquidity to meet our operating needs at all times, including during the current economic recession, we keep a significant portion of our portfolio in cash and cash equivalents. As of June 30, 2009, 91 percent of our investment portfolio is comprised of cash and cash equivalents. As shown in Table 8 — Unrestricted Assets below, we have unrestricted assets of $386.9 million. These assets would be available to us for purposes of investment in the infrastructure and growth of our business; however, we consider a portion of our unrestricted assets as additional assurance that regulatory and contractual requirements are maintained through the normal fluctuations of our payment service assets and obligations. We believe that we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under our senior credit facility (the “Senior Facility”) will be sufficient to meet any shortfalls. Depending on market conditions and prices, our financial liquidity and other factors, and subject to limitations contained in our credit agreement and indenture, we may seek from time to time to repurchase our senior secured second lien notes (the “Notes”) and our common stock in open market purchases, privately negotiated purchases or otherwise, and we may seek to repay all or part of our Senior Facility. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In May 2009, we repaid $70.0 million under the revolving credit facility portion of the Senior Facility. In August 2009, the Company repaid $30.0 million of the amount outstanding under the revolving credit facility at June 30, 2009. This payment will be recorded in the third quarter of 2009 and will reduce the amounts outstanding under the revolving credit facility to $45.0 million.

We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts, with two of these banks expected to be consolidated in 2009 due to an acquisition. Due to concerns over the impact of the credit market disruption on our business, we agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, during the first quarter of 2008. These changes reduce the clearing banks’ exposure if we were unable to settle our obligations with them. At no time in the past have we failed to settle with our clearing banks in full. As a result of the credit market disruption, financial institutions in general began to reduce their credit exposure to preserve their capital base. Three banks that clear official checks gave us notice in 2008 that they will not renew their clearing agreements when those agreements expire in mid-2009. The loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business as we are moving the affected clearing volume to the remaining clearing banks. In the second half of 2008, one clearing bank extended its agreement with us for a five-year period and another large bank extended its agreement with us for a three-year period. After the exit of the three banks in 2009, we will have five official check clearing banks, all of which are able to increase their clearing activity for us as needed. We believe these relationships provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with the smaller of our two money order clearing banks in early 2009 and are in the process of negotiating a new agreement with our primary money order clearing bank.
We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In the first half of 2008, our current international cash management bank informed us of its intent to terminate our relationship. We have successfully completed the process of securing a new primary international cash management banking relationship and have completed many of the conversions.
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the payment service obligations. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold 4 percent of our $4.3 billion portfolio as of June 30, 2009 as compared to 6 percent at December 31, 2008.
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

In addition, through our wholly owned subsidiary and licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory payment service obligation measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our internal unrestricted assets measure set forth in Table 8 — Unrestricted Assets below. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.
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
Table 8 — Unrestricted Assets

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,973,685	$4,077,381
Receivables, net (substantially restricted)	1,098,388	1,264,885
Trading investments (substantially restricted)	13,260	21,485
Put options related to trading investments	24,049	26,505
Available-for-sale investments (substantially restricted)	357,432	438,774

	5,466,814	5,829,030
Amounts restricted to cover payment service obligations	(5,079,941)	(5,437,999)

Excess in unrestricted assets	$386,873	$391,031

In completing the recapitalization in March 2008, we contemplated that our investments classified as trading investments and other asset-backed securities might decline further in value. Accordingly, the capital we raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing. We believe that our current investment portfolio and operating cash flows are sufficient to ensure on-going compliance with contractual and regulatory requirements in the future as a result of the realignment of the portfolio and the recapitalization. Should capital needs exceed our investment portfolio and operating cash flows, we believe our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls. We do not anticipate the use of our Senior Facility to maintain compliance in the future. In August 2009, we repaid $30.0 million of the amount outstanding under the revolving credit facility at June 30, 2009. This payment will be recorded in the third quarter of 2009 and will reduce our unrestricted assets.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about our contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,608,260	$98,015	$194,753	$567,975	$747,517
Operating leases	54,401	12,684	28,017	10,559	3,141
Other obligations	612	612	—	—	—

Total contractual cash obligations	$1,663,273	$111,311	$222,770	$578,534	$750,658

Debt consists of amounts outstanding under the term loan and revolving credit facility at June 30, 2009, as disclosed in Note 8 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at June 30, 2009 is $909.0 million of debt, net of unamortized discounts of $12.8 million, and $0.1 million of accrued interest on the debt.

The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on June 30, 2009. At June 30, 2009, we had outstanding borrowings under the Senior Facility of $421.9 million. Our outstanding debt has a floating interest rate indexed to either the U.S. prime bank rate or the Eurodollar rate based on our election. For disclosure purposes, the interest rate for future periods has been assumed to be 5.75 to 7.25 percent, which are the rates in effect on June 30, 2009 based on the U.S. prime bank rate. We have a quarterly principal payment of $0.6 million on the Tranche B loan, with the remainder of the principal due in full in March 2013. In August 2009, we repaid $30.0 million of the amount outstanding at June 30, 2009 under the revolving credit facility portion of the Senior Facility. This payment will be recorded in the third quarter of 2009. At June 30, 2009, we had outstanding borrowings under the Notes of $500.0 million. The interest expense on the Notes is payable quarterly at a rate of 13.25 percent. Prior to March 25, 2011, we can elect to capitalize the interest when due, but if so elected, the interest rate increases to 15.25 percent. We have paid the interest payments due on the Notes and Table 9 — Contractual Obligations assumes that we will continue to pay interest as due. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio. We have other commitments as described further below that are not included in Table 9.
The Series B Stock has a cash dividend rate of 10 percent. At our option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we are accruing the dividends and expect that dividends will be accrued and not paid in cash for the foreseeable future. While no cash dividends have been declared as of June 30, 2009, we have accrued dividends of $129.4 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute at least the minimum contribution required by applicable regulations. We were not required to and did not make a contribution to the funded pension plan during 2008. The fair value of the pension plan assets declined by $30.6 million during the year as a result of the severe market deterioration in 2008, reducing the pension plan’s funded status by approximately 20 percent. This decline in the funded status will accelerate minimum required contributions in the future, beginning with an estimated minimum required contribution of $3.0 million for 2009. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2009, we paid benefits totaling $1.2 million and $2.3 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.2 million for the remainder of 2009. Expected contributions and benefit payments under these plans are not included in the table above.
As of June 30, 2009, the liability for unrecognized tax benefits is $12.7 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2009, the minimum commission guarantees had a maximum payment of $11.7 million over a weighted average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2008, the liability for minimum commission guarantees was $1.3 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows Provided By (Used In) Operating Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Net (loss) income	$(3,317)	$15,161	$8,524	$(345,694)
Total adjustments to reconcile net income	55,376	31,044	85,889	343,652

Net cash provided by (used in) operating activities before changes in payment service assets and obligations	52,059	46,205	94,413	(2,042)

Change in cash and cash equivalents (substantially restricted)	(68,903)	138,580	103,696	(2,933,085)
Change in receivables, net (substantially restricted)	7,265	(178,682)	151,290	(556,728)
Change in trading investments (substantially restricted)	17,900	—	17,900	—
Change in payment service obligations	12,774	(19,606)	(358,058)	(1,125,913)

Net change in payment service assets and obligations	(30,964)	(59,708)	(85,172)	(4,615,726)

Net cash provided by (used in) operating activities	$21,095	$(13,503)	$9,241	$(4,617,768)

Operating activities provided net cash of $21.1 million during the three months ended June 30, 2009. Cash generated from our operations in the three months ended June 30, 2009 was used to pay $24.0 million and $70.6 million of interest and principal, respectively, on our debt. These expenditures were offset by proceeds of $58.7 million from the maturity of available-for-sale investments and $17.9 million from a trading security that was called, both of which were reinvested in cash equivalents. Operating activities used net cash of $13.5 million during the three months ended June 30, 2008. The use of cash is primarily related to the termination of our interest rate swaps for $29.7 million and the payment of $26.7 million of interest expense. These expenditures were offset by proceeds of $26.0 million from the maturity of available-for-sale investments and $12.8 million from interest from available-for-sale investments, both of which were reinvested in cash equivalents, as well as receipt of a federal tax refund of $24.7 million.
Operating activities provided net cash of $9.2 million during the six months ended June 30, 2009. Cash generated from our operations in the six months ended June 30, 2009 was used to pay $48.5 million and $71.3 million of interest and principal, respectively, on our debt, $11.9 million in signing bonuses to agents and normal operating expenditures. These expenditures were offset by proceeds of $81.5 million from the maturity of available-for-sale investments and $17.9 million from a trading security that was called, both of which were reinvested in cash and cash equivalents. We received a $43.5 million federal income tax refund during the first quarter of 2009. Operating activities used net cash of $4.6 billion during the six months ended June 30, 2008 primarily from the investment of $4.6 billion of net proceeds from the sale and maturity of investments and the recapitalization into cash and cash equivalents.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Net investment activity	$58,678	$26,011	$81,538	$3,342,107
Purchases of property and equipment	(9,148)	(11,883)	(16,319)	(17,437)
Cash paid for acquisitions, net of cash acquired	—	—	(3,210)	—

Net cash provided by investing activities	$49,530	$14,128	$62,009	$3,324,670

Investing activities provided cash of $49.5 million and $62.0 million during the three and six months ended June 30 2009, respectively, primarily from proceeds from the normal maturity of available-for-sale investments of $58.7 million and $81.5 million, respectively. We paid $3.2 million in February 2009 in connection with the acquisition of Raphaels Bank to expand our network in France for the Global Funds Transfer segment. For the six months ended June 30, 2008, investing activities provided cash of $3.3 billion through $2.9 billion of proceeds from the sale of securities to realign the investment portfolio and $446.1 million of proceeds from normal maturities of available-for-sale investments. These proceeds were reinvested in cash and cash equivalents as reflected in Table 10 — Cash Flows Provided By (Used In) Operating Activities.

Table 12 — Cash Flows (Used in) Provided by Financing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008

Net proceeds from the issuance of debt	$—	$—	$—	$685,945
Payment on debt	(625)	(625)	(1,250)	(625)
Payment on revolving credit facility	(70,000)	—	(70,000)	(100,000)
Net proceeds from the issuance of preferred stock	—	—	—	707,778

Net cash (used in ) provided by financing activities	$(70,625)	$(625)	$(71,250)	$1,293,098

Financing activities for the three and six months ended June 30, 2009 used $0.6 million of cash for the $0.6 million quarterly payment on Tranche B of the Senior Facility and $70.0 million for a payment on the revolving credit facility. For the first quarter of 2008, the recapitalization completed on March 25, 2008 generated proceeds of $685.9 million, net of transaction costs of $47.8 million, from the issuance of debt and proceeds of $707.8 million, net of transaction costs of $52.2 million, from the issuance of preferred stock. A portion of these proceeds was used to pay $100.0 million on the revolving credit facility. The remaining proceeds were invested in cash and cash equivalents as reflected in Table 10 — Cash Flows Provided By (Used In) Operating Activities.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2009. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and dividend obligations and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Common Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the recapitalization, dividends accrued on the Series B Stock post-closing and special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our common stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume and/or revenue, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies, and our revised pricing strategies could lead to the loss of customers we wish to retain.

•	Stockholder and other Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Loss of Key Employees. We may be unable to attract and retain key employees.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete effectively against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that our important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur following the conversion of preferred stock, may depress the trading price of our common stock.

•	Change of Control Restrictions. An Agreement between the Investors and Walmart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Legal Proceedings — We are involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of our business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. We accrue for these matters as any resulting losses become probable and can be reasonably estimated. Further, we maintain insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on our financial position.
Federal Securities Class Actions — The Company and certain of its officers and directors are parties to a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The complainant seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On May 20, 2009, the Court granted in part and denied in part defendants’ motion to dismiss.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss.
Stockholder Derivative Claims — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief.
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
Other Matters — The Company is in discussions with the staff of the Federal Trade Commission regarding customer complaints that third parties have used our money transfer services inappropriately in conjunction with consumer fraud activities. These discussions cover potential consumer redress and our business practices in addressing these activities. Any potential resolution could require us to change our business practices and/or to make payments. In the second quarter, we accrued $12.0 million toward a proposed resolution based upon facts and circumstances known at this time. There can be no assurance that we will reach an agreement with the staff of the Federal Trade Commission or that this matter will not result in future litigation. We also continue to cooperate with another government entity in a separate matter involving complaints of third-party fraud-induced money transfers.

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
The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company did not repurchase any shares during the quarter ended June 30, 2009. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The stockholders of the Company voted on seven items at the Annual Meeting of Stockholders on May 12, 2009
1. An amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock of the Company was approved based on the following votes:

For	399,773,288
Against	16,967,535
Abstain	99,825
2. An amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at the discretion of our Board of Directors was approved based on the following votes:

For	414,317,586
Against	2,449,528
Abstain	73,534
3. An amendment to the Company’s Amended and Restated Certificate of Incorporation to provide for proportional voting of directors was approved based on the following votes:

For	395,806,689
Against	657,633
Abstain	46,223
Broker Non-Votes	20,330,104
4. An amendment to the Company’s Amended and Restated Certificate of Incorporation to declassify our Board of Directors and to provide for one-year terms of office for all directors was approved based on the following votes:

For	414,838,034
Against	1,849,297
Abstain	153,317
5. Amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan were approved based on the following votes:

For	382,814,391
Against	13,646,419
Abstain	49,734
Broker Non-Votes	20,330,105
6. As a result of the approval of the declassification of our Board, the following nine Directors; all of the members of our Board, were elected to serve one-year terms based on the following votes:

Nominee	For	Against	Abstain
Thomas M. Hagerty	405,758,014	10,728,036	354,598
Jess T. Hay	404,226,048	12,260,657	353,943
Scott L. Jaeckel	404,704,187	11,777,202	359,259
Seth W. Lawry	404,334,149	12,140,065	366,433
Pamela H. Patsley	405,776,626	10,711,490	352,532
Ganesh B. Rao	405,421,975	11,198,917	219,756
Othón Ruiz Montemayor	405,269,148	11,349,028	222,472
Anthony P. Ryan	406,580,073	10,056,215	204,361
Albert M. Teplin	405,273,212	11,355,062	212,375
7. The ratification of the appointment of Deloitte & Touche LLP as the independent registered accounting firm for the consolidated financial statements of the Company for the 2009 fiscal year received the following votes:

For	416,058,740
Against	625,820
Abstain	156,087

ITEM 6.	EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
August 7, 2009	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(principal accounting officer and interim principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc. as filed with the Delaware Secretary of State on May 12, 2009 (incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed June 3, 2009).

10.1
Non-Qualified Stock Option Agreement, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 12, 2009).

10.2
Severance Agreement, dated as of May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (incorporated herein by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 12, 2009).

10.3
Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated May 6, 2009, between MoneyGram Payment Systems, Inc. and Anthony P. Ryan (incorporated herein by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K filed May 12, 2009).

10.4
Agreement and Release, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (incorporated herein by reference from Exhibit 10.04 to the Company’s Current Report on Form 8-K filed May 12, 2009).

10.5
Amendment to Employment Agreement, dated as of May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed May 18, 2009).

10.6
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (incorporated herein by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed May 18, 2009).

10.7
Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed July 16, 2009).

10.8
Offer Letter, dated July 28, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed July 30, 2009).

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Principal Accounting Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Principal Accounting Officer

*	Filed herewith.