Form 10-Q
period 2009-09-30
MONEYGRAM INTERNATIONAL INC
filed 2009-11-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2009

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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 2, 2009, 82,515,119 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
(Amounts in thousands, except share data)	2009	2008

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,876,105	4,077,381
Receivables, net (substantially restricted)	958,937	1,264,885
Trading investments and related put options (substantially restricted)	25,804	47,990
Available-for-sale investments (substantially restricted)	324,942	438,774
Property and equipment	128,110	156,263
Intangible assets	11,949	14,548
Goodwill	428,117	434,337
Other assets	153,175	208,118

Total assets	$5,907,139	$6,642,296

LIABILITIES
Payment service obligations	$4,775,290	$5,437,999
Debt	879,171	978,881
Pension and other postretirement benefits	131,964	130,900
Accounts payable and other liabilities	140,183	121,586
Deferred tax liabilities	13,476	12,454

Total liabilities	5,940,084	6,681,820

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	517,090	458,408
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	313,854	283,804

Total mezzanine equity	830,944	742,212

STOCKHOLDERS’ DEFICIT
Preferred shares — undesignated, $0.01 par value, 5,000,000 authorized, none issued	—	—
Preferred shares — junior participating, $0.01 par value, 2,000,000 authorized, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	62,324
Retained loss	(678,241)	(649,254)
Unearned employee benefits	(46)	(424)
Accumulated other comprehensive loss	(33,325)	(42,707)
Treasury stock: 6,035,848 and 5,999,175 shares at September 30, 2009 and December 31, 2008, respectively	(153,163)	(152,561)

Total stockholders’ deficit	(863,889)	(781,736)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,907,139	$6,642,296

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF LOSS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

REVENUE
Fee and other revenue	$294,863	$286,021	$841,500	$830,699
Investment revenue	6,849	32,231	26,995	128,294
Net securities gains (losses)	2,738	(13,253)	7,027	(350,844)

Total revenue	304,450	304,999	875,522	608,149
Fee commissions expense	128,352	131,397	368,660	377,727
Investment commissions expense	375	9,968	1,128	101,472

Total commissions expense	128,727	141,365	369,788	479,199

Net revenue	175,723	163,634	505,734	128,950

EXPENSES
Compensation and benefits	58,963	53,541	158,234	173,976
Transaction and operations support	82,573	48,530	198,223	151,894
Occupancy, equipment and supplies	12,254	11,069	35,517	34,682
Interest expense	26,127	27,834	79,816	66,631
Depreciation and amortization	14,510	13,891	43,834	42,397
Valuation loss on embedded derivatives	—	47,233	—	16,030
Debt extinguishment loss	—	—	—	1,499

Total expenses	194,427	202,098	515,624	487,109

Loss before income taxes	(18,704)	(38,464)	(9,890)	(358,159)
Income tax (benefit) expense	(400)	88	(110)	26,087

NET LOSS	$(18,304)	$(38,552)	$(9,780)	$(384,246)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.60)	$(0.80)	$(1.19)	$(5.34)

Net loss as reported	$(18,304)	$(38,552)	$(9,780)	$(384,246)
Preferred stock dividends	(28,277)	(24,995)	(81,111)	(50,810)
Accretion recognized on preferred stock	(2,580)	(2,533)	(7,621)	(5,192)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(49,161)	$(66,080)	$(98,512)	$(440,248)

WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	82,505	82,464	82,497	82,452

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

NET LOSS	$(18,304)	$(38,552)	$(9,780)	$(384,246)
OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0 and $5,401 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $10,807 for the nine months ended September 30, 2009 and 2008, respectively	2,034	8,813	8,284	17,633
Reclassification adjustment to net securities gains (losses) included in net loss, net of tax expense of $0 and $1,076 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $16,282 for the nine months ended September 30, 2009 and 2008, respectively	(909)	(1,756)	(1,135)	(26,565)

	1,125	7,057	7,149	(8,932)

Net unrealized gains (losses) on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $0 and $1,148 for the three months ended September 30, 2009 and 2008, respectively, and $(478) and $1,196 for the nine months ended September 30, 2009 and 2008, respectively	—	1,872	(780)	1,951
Reclassification adjustment for net unrealized losses included in net loss, net of tax benefit of $11,006 for the nine months ended September 30, 2008	—	—	—	17,957

	—	1,872	(780)	19,908

Pension and postretirement benefit plans:
Reclassification of prior service costs (credit) recorded to net loss, net of tax benefit (expense) of $455 and $(23) for the three months ended September 30, 2009 and 2008, respectively, and $454 and $181 for the nine months ended September 30, 2009 and 2008, respectively	742	(37)	741	296
Reclassification of net actuarial loss (gain) recorded to net loss, net of tax benefit (expense) of $359 and $(104) for the three months ended September 30, 2009 and 2008, respectively, and $1,077 and $395 for the nine months ended September 30, 2009 and 2008, respectively	585	(169)	1,756	645

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $485 and $(491) for the three months ended September 30, 2009 and 2008, respectively, and $316 and $780 for the nine months ended September 30, 2009 and 2008, respectively	792	(800)	516	1,273

Other comprehensive income	3,244	7,923	9,382	13,190

COMPREHENSIVE LOSS	$(15,060)	$(30,629)	$(398)	$(371,056)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,304)	$(38,552)	$(9,780)	$(384,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,510	13,891	43,834	42,397
Investment impairment charges	757	8,327	3,686	62,725
Provision for deferred income taxes	—	—	305	—
Net (gain) loss on sales and maturities of investments	(2,395)	—	(7,555)	256,298
Unrealized (gains) losses on trading investments and related put options	(1,100)	4,926	(3,158)	31,821
Net amortization of investment premiums and discounts	211	68	639	558
Impairment of goodwill	—	—	3,758	—
Impairment of assets	8,409	—	8,409	—
Unrealized loss on embedded derivatives	—	47,233	—	16,030
Signing bonus amortization	7,330	10,712	24,413	27,809
Amortization of debt discount and deferred financing costs	2,550	2,444	7,496	5,057
Debt extinguishment loss	—	—	—	1,499
Provision for uncollectible receivables	2,693	1,458	17,900	6,966
Non-cash compensation and pension expense	8,921	2,550	15,375	6,600
Other non-cash items, net	1,746	2,426	4,765	2,917
Changes in foreign currency translation adjustments	791	(800)	515	1,273
Change in other assets	4,169	(4,987)	(10,134)	(58,423)
Change in accounts payable and other liabilities	25,560	(4,440)	49,793	23,933

Total adjustments	74,152	83,808	160,041	427,460
Change in cash and cash equivalents (substantially restricted)	97,580	(75,840)	201,276	(3,008,925)
Change in trading investments and related put options (substantially restricted)	15,000	—	32,900	—
Change in receivables, net (substantially restricted)	136,758	558,617	288,048	1,889
Change in payment service obligations	(304,651)	(534,813)	(662,709)	(1,660,726)

Net cash provided by (used in) operating activities	535	(6,780)	9,776	(4,624,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	—	—	2,896,011
Proceeds from maturities of investments classified as available-for-sale	32,419	19,507	113,957	465,603
Purchases of property and equipment	(6,829)	(9,232)	(23,148)	(26,669)
Cash paid for acquisitions, net of cash acquired	—	(2,870)	(3,210)	(2,870)
Proceeds from disposal of business	4,500	—	4,500	—

Net cash provided by investing activities	30,090	7,405	92,099	3,332,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	—	733,750
Transaction costs for issuance and amendment of debt	—	—	—	(47,805)
Payment on debt	(625)	(625)	(1,875)	(1,250)
Payment on revolving credit facility	(30,000)	—	(100,000)	(100,000)
Proceeds from issuance of preferred stock	—	—	—	760,000
Transaction costs for issuance of preferred stock	—	—	—	(52,222)

Net cash (used in) provided by financing activities	(30,625)	(625)	(101,875)	1,292,473

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2008	$886	$62,324	$(649,254)	$(424)	$(42,707)	$(152,561)	$(781,736)
Net loss			(9,780)				(9,780)
Dividends on preferred stock		(61,904)	(19,207)				(81,111)
Accretion on preferred stock		(7,621)					(7,621)
Employee benefit plans		7,201		378		(602)	6,977
Net unrealized gain on available-for-sale securities					7,149		7,149
Net unrealized loss on derivative financial instruments					(780)		(780)
Amortization of prior service cost for pension and postretirement benefits, net of tax					741		741
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,756		1,756
Unrealized foreign currency translation adjustment					516		516

September 30, 2009	$886	$—	$(678,241)	$(46)	$(33,325)	$(153,163)	$(863,889)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
At September 30, 2009, the Company reclassified its put options related to trading investments from “Other assets” to “Trading investments and related put options (substantially restricted)” in its Consolidated Balances Sheets to reflect the interaction of the two assets. The balances as of December 31, 2008 have been restated to conform to the current presentation. This reclassification was not material and had no impact on net income, net cash flows provided by (used in) continuing operating activities or stockholders’ equity as previously reported.
The Company has reviewed and evaluated subsequent events and transactions for material events through November 9, 2009, the date the financial statements are issued.
Note 2 — Assets in Excess of Payment Service Obligations
Through its wholly owned subsidiary and licensed entity MoneyGram Payment Systems, Inc. (“MPSI”), the Company is regulated by various state agencies that generally require MPSI to maintain liquid assets and investments with a rating of A or higher (“permissible investments”) in an amount generally equal to payment service obligations, as defined by each state, for regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. Regulatory requirements also require MPSI to maintain positive net worth, with one state also requiring that MPSI maintain positive tangible net worth.
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
The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the face amount of regulated payment service obligations upon presentment. The Company has assets in excess of payment service obligations to the extent cash and cash equivalents, receivables and investments exceed all payment service obligations. These amounts are generally available; however, management considers a portion of these amounts as providing additional assurance that regulatory requirements are maintained during the normal fluctuations in the value of investments.

The following table shows the total amount of assets in excess of payment service obligations at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,876,105	$4,077,381
Receivables, net (substantially restricted)	958,937	1,264,885
Trading investments and related put options (substantially restricted)	25,804	47,990
Available-for-sale investments (substantially restricted)	324,942	438,774

	5,185,788	5,829,030
Payment service obligations	(4,775,290)	(5,437,999)

Assets in excess of payment service obligations	$410,498	$391,031

The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2009 and December 31, 2008.
Note 3 — Acquisitions and Disposals
Raphaels Bank — On February 2, 2009, the Company acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides the Company with five money transfer stores in and around Paris, France that have been integrated into the Company’s French retail operations. The preliminary purchase price allocation as of September 30, 2009 includes $2.0 million of goodwill assigned to the Company’s Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in the Company’s Consolidated Statements of Loss. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Loss.
FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”), a component of the Payment Systems segment, entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the sale, which was completed in the third quarter of 2009, the Company recorded an impairment charge of $0.6 million in the second quarter of 2009 to write-off goodwill associated with FSMC. This impairment charge is recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. The operating results of FSMC are not material to the Company’s Consolidated Statements of Loss and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets.
ACH Commerce — After evaluating the market opportunity for certain electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business, a component of the Payment Systems segment. In connection with this decision, the Company recognized an impairment charge of $3.2 million to write-off the goodwill associated with ACH Commerce. During the second quarter of 2009, the Company entered into a Letter of Intent to sell proprietary software related to the ACH Commerce business and provide referral services on behalf of a third party. In October 2009, the Company determined that it would not proceed with the sale of its proprietary software, resulting in a $1.4 million impairment charge in the third quarter of 2009 to write-off the asset. The impairment charge was recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. ACH Commerce is not material to the Consolidated Statements of Loss or the Consolidated Balance Sheets.
Other Disposals — During the third quarter of 2009, the Company decided to sell its corporate airplane. In connection with this decision, the Company recognized a $7.0 million impairment in the “Transaction and operations support” line in the Consolidated Statements of Loss.
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
Other Financial Instruments — Other financial instruments consist of put options related to trading investments. The fair value of the put options related to trading investments are valued using the expected cash flows from the instruments assuming their exercise in June 2010 and discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its Notes. The discounted cash flows of the put options are then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company has classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options is remeasured each period, with the change in fair value recognized in earnings.
Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of September 30, 2009, the fair value of the Company’s Tranche A loan, Tranche B loan and revolving credit facility under the Senior Facility is estimated at $95.2 million, $239.5 million and $42.2 million, respectively. As of September 30, 2009, the fair value of the Second Lien Notes is estimated at $471.4 million.
Following are the Company’s financial assets recorded at fair value by hierarchy level as of September 30, 2009 and December 31, 2008; the Company had no financial liabilities recorded at fair value for either period. The amount shown as “Cash equivalents (substantially restricted)” does not reflect the entire balance in the “Cash and cash equivalents (substantially restricted)” line in the Consolidated Balance Sheets as cash is not subject to fair value measurement.

	September 30, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,770,557	$—	$—	$2,770,557
Trading investments and related put options (substantially restricted)	—	—	25,804	25,804
Available-for-sale investments (substantially restricted):
U.S. government agencies	—	7,542	—	7,542
Residential mortgage-backed securities — agencies	—	296,511	—	296,511
Other asset-backed securities	—	—	20,889	20,889

Total financial assets	$2,770,557	$304,053	$46,693	$3,121,303

	December 31, 2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Financial Assets
Cash equivalents (substantially restricted)	$2,501,780	$—	$—	$2,501,780
Trading investments and related put options (substantially restricted)	—	—	47,990	47,990
Available-for-sale investments (substantially restricted):
U.S. government agencies	—	17,449	—	17,449
Residential mortgage-backed securities — agencies	—	391,798	—	391,798
Other asset-backed securities	—	—	29,528	29,528

Total financial assets	$2,501,780	$409,247	$77,518	$2,988,545

The tables below provide a roll-forward for the three and nine months ended September 30, 2009 and 2008 of the financial assets classified in Level 3 which were measured at fair value on a recurring basis.

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Trading		Total	Trading		Total
	Investments	Available-	Level 3	Investments	Available-	Level 3
	and Related	for-Sale	Financial	and Related	for-Sale	Financial
(Amounts in thousands)	Put Options	Investments	Assets	Put Options	Investments	Assets

Beginning Balance	$37,309	$22,705	$60,014	$47,990	$29,528	$77,518
Principal paydowns	(12,605)	(66)	(12,671)	(25,344)	(363)	(27,793)
Other-than-temporary impairments	—	(757)	(757)	—	(3,686)	(3,686)
Unrealized gains — instruments still held at the reporting date	1,100	—	1,100	3,158	—	11,679
Unrealized losses — instruments still held at the reporting date	—	(993)	(993)	—	(4,590)	(11,025)

Balance at September 30, 2009	$25,804	$20,889	$46,693	$25,804	$20,889	$46,693

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
			Total			Total
		Available-	Level 3		Available-	Level 3
	Trading	for-Sale	Financial	Trading	for-Sale	Financial
(Amounts in thousands)	Investments	Investments	Assets	Investments	Investments	Assets

Beginning Balance	$35,210	$55,872	$91,082	$62,105	$2,478,832	$2,540,937
Sales and settlements	—	—	—	—	(2,355,014)	(2,355,014)
Realized losses	—	—	—		(13,760)	(13,760)
Principal paydowns	—	(1,588)	(1,588)	—	(4,987)	(4,987)
Other-than-temporary impairments	—	(8,328)	(8,328)	—	(62,725)	(62,725)
Unrealized gains — instruments still held at the reporting date	—	5,942	5,942	—	9,552	9,552
Unrealized losses — instruments still held at the reporting date	(4,925)	—	(4,925)	(31,820)	—	(31,820)

Balance at September 30, 2008	$30,285	$51,898	$82,183	$30,285	$51,898	$82,183

There were no financial liabilities classified in Level 3 for the three and nine months ended September 30, 2009. The table below provides a roll-forward for the three and nine months ended September 30, 2008 of the financial liabilities classified in Level 3.

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Embedded		Total	Embedded		Total
	Derivatives in	Derivative	Level 3	Derivatives in	Derivative	Level 3
	Preferred	Financial	Financial	Preferred	Financial	Financial
(Amounts in thousands)	Stock	Instruments	Liabilities	Stock	Instruments	Liabilities

Beginning Balance	$23,594	$—	$23,594	$—	$28,723	$28,723
Issuance of preferred stock	—	—	—	54,797	—	54,797
Valuation losses	47,233	—	47,233	16,030	973	17,003
Cash settlement of derivatives upon termination	—	—	—	—	(29,696)	(29,696)
Reversal of liability to Additional- paid-in capital	(70,827)	—	(70,827)	(70,827)	—	(70,827)

Balance at September 30, 2008	$—	$—	$—	$—	$—	$—

Note 5 — Investment Portfolio
The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Assets in Excess of Payment Service Obligations. Components of our investment portfolio as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Cash	$1,105,548	$1,575,601
Money markets	2,770,557	1,626,788
Time deposits	—	874,992

Cash and cash equivalents	3,876,105	4,077,381
Trading investments and related put options	25,804	47,990
Available-for-sale investments	324,942	438,774

Total investment portfolio	$4,226,851	$4,564,145

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
Trading Investments and Related Put Options — Trading investments consisted of three securities: an auction rate security collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days; an auction rate security collateralized by perpetual preferred stock issued by the monoline insurer and paying a discretionary dividend; and perpetual preferred stock of a monoline insurer paying a discretionary dividend. The Company also held three put options which, beginning in June 2010, allow the Company to put each trading security back at par to the trading firm that originally sold the security to the Company. Under the November 2008 buy-back program that generated the put options, the trading firm also had the right to call the related security at any time at par plus accrued interest. Two auction rate securities were called in June and July 2009, resulting in a gain of $2.4 million and $5.5 million, net of the reversal of the related put options, for the three and nine months ended September 30, 2009.
The fair value of the trading investments on September 30, 2009 and December 31, 2008 was $11.8 million and $21.5 million, respectively, on a par value of $29.4 million and $62.3 million, respectively. The fair value of the put options was $14.0 million and $26.5 million as of September 30, 2009 and December 31, 2008, respectively. Net securities gains for the three and nine months ended September 30, 2009 reflect a $2.4 million and $5.5 million gain, net of the reversal of the related put options, from the call of two trading investments in June and July 2009. The fair value of the remaining trading investment did not change during 2009. The Company recorded a valuation gain on the related put option of $1.1 million and $3.2 million in the three and nine months ended September 30, 2009, respectively, which reflects the passage of time. The fair value of the remaining put option will be remeasured each period through earnings and should continue to significantly offset any further unrealized losses recognized in the Consolidated Statements of Loss related to the Company’s trading investment. The Company recorded unrealized losses on trading investments of $4.9 million and $31.8 million during the three and nine months ended September 30, 2008, respectively. The Company has received all contractual interest payments, including the penalty rate payments, as of the date of this filing.

Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at September 30, 2009:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$285,000	$11,511	$—	$296,511	$104.63
Other asset-backed securities	16,707	4,182	—	20,889	3.41
U.S. government agencies	6,754	788	—	7,542	83.79

Total	$308,461	$16,481	$—	$324,942	$35.89

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

Gains and Losses and Other-Than-Temporary Impairments — At September 30, 2009 and December 31, 2008, net unrealized gains of $16.5 million and $9.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 13 — Income Taxes. During the three and nine months ended September 30, 2009, gains of $0.9 million and $1.1 million, respectively, and during the three and nine months ended September 30, 2008, gains of $1.8 million and $26.6 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or pay-down of the underlying securities during the period. Net securities gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Gross realized gains	$—	$—	$—	$34,200
Gross realized losses	—	—	(2)	(290,498)
Other-than-temporary impairments	(757)	(8,327)	(3,686)	(62,725)

Net securities losses from available-for-sale investments	(757)	(8,327)	(3,688)	(319,023)

Unrealized losses from trading investments	—	(4,926)	—	(31,821)
Valuation gain from put options related to trading investments	1,100	—	3,158	—
Gain on call related to trading securities	2,395	—	7,557	—

Net securities gains (losses)	$2,738	$(13,253)	$7,027	$(350,844)

The Company realigned its portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) for proceeds of $2.9 billion and a net realized loss of $256.3 million which is reflected in the nine months ended September 30, 2008. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents. Other-than-temporary impairment charges of $0.8 million and $3.7 million during the three and nine months ended September 30, 2009, respectively, and $8.3 million and $62.7 million during the three and nine months ended September 30, 2008, respectively, were the result of further deterioration in the market.
At September 30, 2009 and December 31, 2008, 94 percent and 93 percent, respectively, of the available-for-sale portfolio was invested in debentures of U.S. government agencies or securities collateralized by U.S government agency debentures. These securities have always had the implicit backing of the U.S. government. During 2008, the U.S. government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the U.S. Treasury. These actions served to provide greater comfort to the market regarding the intent of the U.S. government to back the securities issued by its agencies. The Company expects to receive full par value of these securities upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.03 per dollar of par at September 30, 2009.

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2009 and December 31, 2008 had the following ratings:

	September 30, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including U.S. agencies	35	$303,659	94%	42	$409,672	94%
AA	—	—	0%	3	5,064	0%
A	2	1,291	0%	5	2,919	1%
BBB	—	—	0%	2	543	0%
Below investment grade	70	19,992	6%	68	20,576	5%

Total	107	$324,942	100%	120	$438,774	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have been reduced by $0.9 million and $3.5 million, as of September 30, 2009 and December 31, 2008, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$6,754	$7,542	$1,003	$1,073
After five years through ten years	—	—	15,460	16,376
Mortgage-backed and other asset-backed securities	301,707	317,400	412,979	421,325

Total	$308,461	$324,942	$429,442	$438,774

Fair Value Determination — Following are the sources of pricing used by the Company for its fair value estimates as a result of its valuation process:

	September 30, 2009			December 31, 2008
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

Third party pricing service	43	$299,087	92%	52	$405,955	93%
Broker pricing	35	10,238	3%	43	15,195	3%
Internal pricing	29	15,617	5%	25	17,624	4%

Total	107	$324,942	100%	120	$438,774	100%

Assessment of Unrealized Losses — At September 30, 2009 and December 31, 2008, the Company had no or nominal unrealized losses in its available-for-sale portfolio, with no unrealized losses aged 12 months or more, after the recognition of other-than- temporary impairment charges.
Note 6 — Derivative Financial Instruments
The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt and floating rate commission payments to financial institution customers of the Payment Systems segment, primarily relating to the official check product. In connection with the restructuring of the official check business initiated in the first quarter of 2008, the Company terminated certain of its financial institution customer relationships. The termination of the relationships resulted in the recognition of a net loss of $27.7 million on its commissions swaps during the nine months ended September 30, 2008 as the forecasted commission payments being hedged no longer occurred. This loss was recorded in “Investment commissions expense” in the Consolidated Statements of Loss. Additionally, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the recapitalization. As a result, the Company recognized a net loss of $2.0 million on its interest rate swaps during the nine months ended September 30, 2008. The loss was recorded in “Interest expense” in the Consolidated Statements of Loss. The Company terminated its commission and debt interest rate swaps in the second quarter of 2008.

Historically, the Company entered into foreign currency forward contracts with 12-month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. The Company recognized a gain of $2.4 million for the nine months ended September 30, 2009 and losses of $0.4 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, in the “Fee and other revenue” line of the Consolidated Statements of Loss upon the final settlement of these cash flow hedges.
There were no outstanding cash flow hedges as of September 30, 2009. As of December 31, 2008, the Company had $0.8 million of unrealized losses on its cash flow hedges recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The notional amount of outstanding cash flow hedges as of December 31, 2008 was $18.1 million.
The Company also uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these forward contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Loss reflects a $0.1 million gain and a $4.6 million loss for the three and nine months ended September 30, 2009, respectively, from the effect of changes in foreign exchange rates on foreign-denominated receivables and payables, which is net of losses of $3.6 million and $6.0 million from the related forward contracts for the three and nine months ended September 30, 2009, respectively. Losses of $2.4 million and $2.9 million were recognized for the three and nine months ended September 30, 2008, respectively, from the effect of changes in foreign exchange rates, which is net of gains of $5.2 million and $0.3 million from the related forward contracts for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had $78.6 million and $98.4 million, respectively, of outstanding notional amounts relating to its forward contracts.
As of September 30, 2009 and December 31, 2008, the Company reflects the following fair values for all of its forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	September 30,	December 31,	September 30,	December 31,
(Amounts in thousands)	Location	2009	2008	2009	2008

Forward contracts	Other assets	$321	$1,613	$191	$2,812
Forward contracts	Receivables, net	9,753	2,517	92	64

Total		$10,074	$4,130	$283	$2,876

Note 7 — Goodwill
Following is a roll forward of the Company’s goodwill:

	Global Funds	Payment	Total
(Amounts in thousands)	Transfer	Systems	Goodwill

Balance as of December 31, 2008	$429,281	$5,056	$434,337
Goodwill acquired	2,012	—	2,012
Impairment charges	(3,176)	(582)	(3,758)
Divestitures	—	(4,474)	(4,474)

Balance as of September 30, 2009	$428,117	$—	$428,117

The addition of goodwill relates to the acquisition of Raphaels Bank in the first quarter of 2009. In the second quarter of 2009, the Company decided to discontinue offering certain bill payment products which it had replaced with new product offerings. As a result, the Company recognized a $3.2 million charge to impair all goodwill related to the discontinued products, which were a component of the Global Funds Transfer segment. Also in the second quarter of 2009, the Company recognized a $0.6 million goodwill impairment charge in connection with the sale of FSMC. Goodwill impairment charges are recorded in the “Transaction and operations support” line of the Consolidated Statements of Loss. Goodwill was reduced by $4.5 million in the third quarter of 2009 upon completion of the sale of FSMC.

Note 8 — Debt
Following is a summary of the Company’s outstanding debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A loan, due 2013	$100,000	5.75%	$100,000	6.33%
Senior Tranche B loan, net of unamortized discount, due 2013	234,171	7.25%	233,881	7.78%
Senior revolving credit facility, due 2013	45,000	5.75%	145,000	6.27%
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$879,171		$978,881

Senior Facility — The Company may elect an interest rate for the Senior Facility at each reset period based on the U.S. bank prime rate or the Eurodollar rate. Through 2008, the Company elected the Eurodollar rate as its basis. Effective with its first interest payment in 2009, the Company elected the U.S. bank prime rate as its basis. Amortization of the debt discount on the Tranche B loan recorded in “Interest expense” in the Consolidated Statements of Loss was $0.8 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, and $0.9 million and $1.6 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the Company has $189.5 million of availability under the revolving credit facility, including outstanding letters of credit which reduce the amount available under the revolving credit facility. In May 2009 and August 2009, the Company repaid $70.0 million and $30.0 million, respectively, of the revolving credit facility. In October 2009, the Company repaid the remaining $45.0 million outstanding under the revolving credit facility at September 30, 2009. This payment will be recorded in the fourth quarter of 2009.
Second Lien Notes — Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company elected to pay its interest through September 30, 2009 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.
Debt Covenants — The Senior Facility has certain financial covenants, including an interest coverage ratio and a senior secured debt ratio. Under the Senior Facility, the Company must maintain a minimum interest coverage ratio of 1.5:1 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The Company was not permitted to have a senior secured debt ratio in excess of 6.5:1 through September 30, 2009, and the ratio is not permitted to exceed 6.0:1 from December 31, 2009 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5.0:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. Both the Senior Facility and the Notes also contain a covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The Company is in compliance with all covenants.
Deferred Financing Costs — Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of Loss was $1.8 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, and $1.8 million and $3.7 million for the three and nine months ended September 30, 2008, respectively. During the nine months ended September 30, 2008, the Company recognized a debt extinguishment loss of $1.5 million in connection with the modification of the Senior Facility and expensed $0.4 million of unamortized deferred financing costs upon the termination of its $150.0 million revolving credit facility with JPMorgan.
Interest Paid in Cash — The Company paid $23.4 million and $71.8 million of interest for the three and nine months ended September 30, 2009, respectively, and $25.1 million and $57.9 million for the three and nine months ended September 30, 2008, respectively.

Note 9 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Service cost	$223	$208	$671	$863
Interest cost	3,165	3,175	9,494	9,502
Expected return on plan assets	(2,351)	(2,569)	(7,052)	(7,706)
Curtailment loss	—	(71)	—	429
Amortization of prior service cost	1,287	(171)	1,460	541
Recognized net actuarial loss	944	607	2,833	1,920

Net periodic benefit expense	$3,268	$1,179	$7,406	$5,549

Benefits paid through the defined benefit pension plan and the combined SERPs were $4.4 million and $4.2 million for the three months ended September 30, 2009 and 2008, respectively, and $12.6 million and $12.3 million for the nine months ended September 30, 2009 and 2008, respectively. No contributions were made to the defined benefit pension plan during the nine months ended September 30, 2009 and 2008. The Company made contributions to the combined SERPs totaling $1.3 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.3 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively.
The net loss (gain) for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.9 million ($0.6 million, net of tax) and $2.8 million ($1.8 million, net of tax), during the three and nine months ended September 30, 2009, respectively, and $(0.3) million ($(0.2) million, net of tax) and $1.0 million ($0.6 million net of tax) during the three and nine months ended September 30, 2008, respectively. The prior service costs for the defined benefit pension plan and combined SERPs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.3 million ($0.8 million, net of tax) and $1.5 million ($0.9 million, net of tax) for the three and nine months ended September 30, 2009 and was less than $0.1 million (less than $0.1 million, net of tax), and $0.7 million ($0.5 million, net of tax), for the three and nine months ended September 30, 2008, respectively.
During the three and nine months ended September 30, 2009, the Company recorded prior service costs of $1.2 million under the Company’s combined SERPs related to the departure of certain executive officers in the third quarter of 2009. During the nine months ended September 30, 2008, the Company recorded a curtailment loss of $0.5 million and prior service costs of $0.5 million under the Company’s combined SERPs related to the departure of the Company’s former chief executive officer and another executive officer.
Net periodic benefit expense for the Company’s defined benefit postretirement plans include the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Service cost	$143	$136	$429	$408
Interest cost	209	205	628	616
Amortization of prior service cost	(88)	(88)	(264)	(264)

Net periodic benefit expense	$264	$253	$793	$760

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million and $0.2 million during the three and nine months ended September 30, 2009, respectively, compared to $0.1 million and $0.2 million during the three and nine months ended September 30, 2008, respectively.
The prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the defined benefit postretirement plans was $0.1 million (less than $0.1 million, net of tax) for both the three months ended September 30, 2009 and 2008 and $0.3 million ($0.2 million, net of tax) for both the nine months ended September 30, 2009 and 2008. There was no net loss for the defined benefit postretirement plans for 2009 or 2008.
Contribution expense for the 401(k) defined contribution plan was $0.9 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2008, respectively. In addition, the Company made a discretionary profit sharing contribution to the 401(k) defined contribution plan of $2.0 million in each of the nine months ended September 30, 2009 and 2008.

Note 10 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to Participating Convertible Preferred Stock during the nine months ended September 30, 2009:

	Participating Convertible
	Preferred Stock
(Amounts in thousands)	Series B	Series B-1

Balance at December 31, 2008	$458,408	$283,804
Dividends accrued	52,312	28,799
Accretion	6,370	1,251

Balance at September 30, 2009	$517,090	$313,854

Note 11 — Stockholders’ Deficit
Common Stock — On May 12, 2009, the stockholders of the Company approved the increase of the number of authorized shares of common stock to 1,300,000,000. Following is a summary of common stock issued and outstanding:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Common shares issued	88,556	88,556
Treasury stock	(6,036)	(5,999)
Restricted stock	(15)	(92)

Common shares outstanding	82,505	82,465

Treasury Stock — Following is a summary of treasury stock share activity during the nine months ended September 30, 2009:

(Amounts in thousands)	Treasury Stock

Balance at December 31, 2008	5,999
Shares surrendered for withholding taxes upon release or forfeiture of restricted stock	37

Balance at September 30, 2009	6,036

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” were as follows:

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Net unrealized gain on securities classified as available-for-sale	$16,481	$9,332
Net unrealized gain on derivative financial instruments	—	780
Cumulative foreign currency translation adjustments	5,884	5,368
Prior service cost for pension and postretirement benefits, net of tax	322	(419)
Unrealized losses on pension and postretirement benefits, net of tax	(56,012)	(57,768)

Accumulated other comprehensive loss	$(33,325)	$(42,707)

Note 12 — Stock-Based Compensation
On May 12, 2009, the stockholders of the Company approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock. As of September 30, 2009, the Company has remaining authorization to issue awards of up to 12,935,784 shares of common stock.
Pursuant to the terms of all options granted in 2009, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options awarded become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Time-based Tranche for options granted to the Company’s Chairman and Chief Executive Officer become exercisable over a four-year period in an equal number of shares each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a U.S. exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2009 have a term of 10 years.

Options granted to the Chairman and Chief Executive Officer, as well as the Company’s former chief executive officer, contain certain forfeiture provisions, including the continuation of vesting terms for the 12-month period immediately following termination by the Company without cause or voluntary termination for good reason, as defined by the award agreement. The Company’s Chairman and Chief Executive Officer was granted an option award on August 31, 2009 for 6,300,000 shares, of which 2,000,000 shares will not vest and are subject to forfeiture if the stockholders of the Company do not approve certain amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan. On August 31, 2009, options granted to the Company’s Chairman and Chief Executive Officer in January and May 2009 were modified to extend the timeframe under which the Performance-based Tranche may vest to August 31, 2014, provided employment is maintained through August 31, 2013. There was no incremental expense resulting from this modification.
For purposes of determining the fair value of these options, the Company utilized the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the daily price of the Company’s common stock since June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. Under the simplified method, the expected term represents the median between the expected vesting timeframe and the contractual term of the award. The forfeiture rate, which has been estimated to be zero or 4.1 percent for the 2009 option awards, represents the number of shares that will be forfeited by the grantee due to termination of employment. In estimating the expected term and forfeiture rate, the Company considered historical activity and any expectations regarding future activity which could impact these assumptions. The risk-free rate for the Black-Scholes model is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year U.S. Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. Following are the weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the nine months ended September 30, 2009. No stock options were granted in 2008.

Expected dividend yield	0.0%
Expected volatility	72.8% - 76.9%
Weighted-average expected volatility	75.2%
Risk-free interest rate	2.3% - 3.2%
Expected life	6.2-6.5 years
Weighted-average grant-date fair value per option	$1.48
Following is a summary of stock option activity for 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2008	2,970,126	$20.49
Granted	42,850,000	2.18
Exercised	—	—
Cancelled	(7,796,600)	2.80

Options outstanding at September 30, 2009	38,023,526	$3.48	5.93 years	$31,140

Vested or expected to vest at September 30, 2009	35,651,325	$3.56	1.50 years	$29,094

Options exercisable at September 30, 2009	4,044,626	$13.19	5.50 years	$1,624

As of September 30, 2009, the Company’s outstanding stock options had unrecognized compensation expense of $51.5 million and a remaining weighted-average vesting period of 1.75 years.
The Company recorded stock-based compensation expense, net of forfeitures, of $5.4 million and $7.0 million for the three and nine months ended September 30, 2009, respectively.
Note 13 — Income Taxes
For the three months ended September 30, 2009, the Company had $0.4 million of tax benefit on a pre-tax loss of $18.7 million, resulting in an effective income tax rate of 2.1 percent. For the nine months ended September 30, 2009, the Company had $0.1 million of tax benefit on a pre-tax loss of $9.9 million, resulting in an effective income tax rate of 1.1 percent. The effective income tax rate for the three and nine months ended September 30, 2009 reflects income tax on foreign income, the reversal of tax benefits upon forfeiture of share-based awards and discrete tax benefits of $2.8 million and $3.2 million, respectively. The Company is continuing to evaluate available tax positions related to the net securities losses, which may result in future tax benefits. The Company received a federal income tax refund of $43.5 million during the nine months ended September 30, 2009. The Company paid $0.2 million of federal and state income taxes for both the three and nine months ended September 30, 2009.

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
For the three and nine months ended September 30, 2009, the Company recognized $0.4 million and $0.6 million, respectively, in interest and penalties for unrecognized tax benefits, compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2008, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax (benefit) expense” in the Consolidated Statements of Loss. As of September 30, 2009 and December 31, 2008, the Company had accrued $1.8 million and $3.6 million, respectively, in interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
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
Stockholder Derivative Claims — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants.
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

Other Matters — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union, awarding $16.5 million to Western Union. Post-trial motions are pending, including the Company’s motions for judgment in its favor and for a new trial. On October 21, 2009, the Company entered into an agreement with the Federal Trade Commission (“FTC”) to make enhancements to its consumer anti-fraud program and to pay $18.0 million into an FTC-administered fund to refund consumers who have been victimized through third-party fraud. The Company accrued $22.5 million and $34.5 million for these two matters in the “Transaction and operations support” line in the Consolidated Statements of Loss for the three and nine months ended September 30, 2009, respectively. The Company is continuing to cooperate with a government entity in a separate matter involving complaints that certain individuals or entities may have used our money transfer services for fraud-induced money transfers.
Credit Facilities — At September 30, 2009, the Company has overdraft facilities through its Senior Facility consisting of $15.5 million of letters of credit to assist in the management of investments, the clearing of payment service obligations and international regulatory needs. All of these letters of credit are outstanding as of September 30, 2009. At September 30, 2009, the Company also has $189.5 million of availability under the Senior Facility.
Minimum Commission Guarantees — In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee commissions expense” line in the Consolidated Statements of Loss.
As of September 30, 2009, the liability for minimum commission guarantees is $0.9 million and the maximum amount that could be paid under the minimum commission guarantees is $11.4 million over a weighted-average remaining term of 1.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees that expired in 2008, the Company paid $0.6 million or approximately 15 percent of the estimated maximum payment for the year.
Note 15 — Earnings per Common Share
Following are the potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Shares related to stock options	22,545	3,393	15,748	3,779
Shares related to restricted stock	15	92	33	139
Shares related to preferred stock	370,082	327,324	370,082	327,324
Note 16 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on how business combinations are accounted for and disclosed, including the elimination of capitalized transaction costs and accounting for contingent consideration. The Company adopted the guidance effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. The guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted the guidance effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In January 2009, the FASB issued guidance to conform the application of other-than-temporary impairment guidance on beneficial interests in securitized financial assets to the impairment model in guidance previously issued. The Company adopted the guidance on January 1, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and in summarized financial information at interim reporting periods. The Company adopted the guidance effective for the interim period ending June 30, 2009 and has included the required disclosures in the Notes to its Consolidated Financial Statements.
In April 2009, the FASB issued guidance to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and that it is more likely than not management will not have to sell the security before recovery of its cost basis.

This guidance requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The Company adopted the guidance effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued guidance that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. The Company adopted the guidance effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In April 2009, the FASB issued guidance that amends and clarifies the application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted the guidance effective January 1, 2009 with no material impact on its Consolidated Financial Statements.
In May 2009, the FASB issued guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The Company adopted the guidance effective for the interim period ending June 30, 2009 with no material impact on its Consolidated Financial Statements.
In June 2009, the FASB issued guidance which amends previously issued derecognition guidance and eliminates the exemption from consolidation for qualifying SPEs. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
Note 17 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Payment Systems, which are determined based upon factors such as the type of customers, the nature of products and services provided and the distribution channels used to provide those services. The Company’s largest agent in the Global Funds Transfer segment, Walmart Stores, Inc. (“Walmart”), accounted for approximately 30.7 percent and 27.0 percent of the Company’s total fee and investment revenue for the three months ended September 30, 2009 and 2008, respectively. Other unallocated expenses include pension and benefit obligation expense, director deferred compensation plan expense and other miscellaneous corporate expenses not allocated to the segments. “Other unallocated expenses” for the three and nine months ended September 30, 2009 also include $3.8 million and $5.0 million of executive severance and related costs, respectively, as well as $7.0 million of asset impairments for both periods. “Other unallocated expenses” for the nine months ended September 30, 2008 also included $17.7 million of executive severance and related costs and $7.7 million of costs relating to the recapitalization. The following table reconciles segment operating income (loss) to “Loss before income taxes” as reported in the Consolidated Statements of Loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Revenue
Global Funds Transfer:
Money transfer, including bill payment	$266,532	$260,166	$758,485	$748,766
Retail money order and other	18,491	19,361	55,973	22,012

	285,023	279,527	814,458	770,778
Payment Systems:
Official check and payment processing	13,582	19,773	40,339	(175,918)
Other	4,922	5,702	17,383	13,061

	18,504	25,475	57,722	(162,857)
Other	923	(3)	3,342	228

Total revenue	$304,450	$304,999	$875,522	$608,149

Operating income (loss):
Global Funds Transfer	$13,721	$39,514	$61,352	$66,462
Payment Systems	7,023	1,927	23,718	(309,022)

Total segment operating income (loss)	20,744	41,441	85,070	(242,560)

Interest expense	(26,127)	(27,834)	(79,816)	(66,631)
Debt extinguishment loss	—	—	—	(1,499)
Valuation loss on embedded derivatives	—	(47,233)	—	(16,030)
Other unallocated expenses	(13,321)	(4,838)	(15,144)	(31,439)

Loss before income taxes	$(18,704)	$(38,464)	$(9,890)	$(358,159)

The following table presents depreciation and amortization expense and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Depreciation and amortization
Global Funds Transfer	$12,590	$13,292	$38,094	$36,615
Payment Systems	1,920	599	5,740	5,782

Total depreciation and amortization	$14,510	$13,891	$43,834	$42,397

Capital expenditures
Global Funds Transfer	$5,557	$9,615	$17,868	$24,100
Payment Systems	1,312	394	4,505	2,812

Total capital expenditures	$6,869	$10,009	$22,373	$26,912

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

United States	$206,335	$210,228	$607,435	$332,459
International	98,115	94,771	268,087	275,690

Total revenue	$304,450	$304,999	$875,522	$608,149

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
Executive Management Changes — On September 1, 2009, the Board of Directors announced that Pamela H. Patsley assumed the role of Chief Executive Officer, succeeding Anthony P. Ryan, who had assumed the role on January 21, 2009. Pamela H. Patsley will continue her role as the Chairman of the Board, which she was appointed to on January 21, 2009. In the third quarter of 2009, we named Jeffrey R. Woods as Executive Vice President and Chief Financial Officer, following the departure of David J. Parrin in the first quarter of 2009. We also named Steven Piano as Executive Vice President of Human Resources, following the departure of Cindy Stemper in the second quarter of 2009. Effective September 30, 2009, Teresa H. Johnson retired from her role as Executive Vice President, General Counsel and Secretary. Effective September 24, 2009, Mary A. Dutra departed from her role as Executive Vice President, Global Payment Processing and Settlement.
Table 1 — Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue:
Fee and other revenue	$294,863	$286,021	3%	$841,500	$830,699	1%
Investment revenue	6,849	32,231	(79)%	26,995	128,294	(79)%
Net securities gains (losses)	2,738	(13,253)	NM	7,027	(350,844)	NM

Total revenue	304,450	304,999	(0)%	875,522	608,149	44%
Fee commissions expense	128,352	131,397	(2)%	368,660	377,727	(2)%
Investment commissions expense	375	9,968	(96)%	1,128	101,472	(99)%

Total commissions expense	128,727	141,365	(9)%	369,788	479,199	(23)%

Net revenue	175,723	163,634	7%	505,734	128,950	292%

Expenses:
Compensation and benefits	58,963	53,541	10%	158,234	173,976	(9)%
Transaction and operations support	82,573	48,530	70%	198,223	151,894	31%
Occupancy, equipment and supplies	12,254	11,069	11%	35,517	34,682	2%
Interest expense	26,127	27,834	(6)%	79,816	66,631	20%
Depreciation and amortization	14,510	13,891	4%	43,834	42,397	3%
Valuation loss on embedded derivatives	—	47,233	NM	—	16,030	NM
Debt extinguishment loss	—	—	NM	—	1,499	NM

Total expenses	194,427	202,098	(4)%	515,624	487,109	6%

Loss before income taxes	(18,704)	(38,464)	51%	(9,890)	(358,159)	97%
Income tax (benefit) expense	(400)	88	(555)%	(110)	26,087	(100)%

Net loss	$(18,304)	$(38,552)	53%	$(9,780)	$(384,246)	97%

NM = Not meaningful
Following are significant items affecting operating results during the third quarter of 2009 as compared to the third quarter of 2008:
•	Fee and other revenue increased 3 percent in the third quarter of 2009 to $294.9 million, driven primarily by money transfer (excluding bill payment) transaction volume growth of 6 percent. While our growing volume base and the slower economic conditions in 2009 caused the rate of money transfer transaction growth to be lower in the third quarter of 2009 as compared to the third quarter of 2008, the transaction growth rate increased as compared to the second quarter of 2009.

•	Investment revenue decreased $25.4 million, or 79 percent, in the third quarter of 2009 due to lower yields earned on our investment portfolio and a decline in our average investable balances from the termination of official check financial institution customers.

•	We recorded $2.7 million of net securities gains in the third quarter of 2009, primarily due to a gain from the call of a trading investment. This is compared to $13.3 million of net securities losses in the third quarter of 2008 from other-than-temporary impairments and unrealized losses on trading investments.

•	Total commissions expense decreased $12.6 million, or 9 percent, in the third quarter of 2009. The decline in the federal funds rate and lower average investable balances reduced investment commissions expense by $9.6 million in the third quarter of 2009. Fee and other commissions expense decreased $3.0 million from lower signing bonus amortization, the decline in the Euro exchange rate and lower average commission rates, partially offset by money transfer transaction volume growth.

•	Interest expense decreased to $26.1 million in the third quarter of 2009 from $27.8 million in 2008 from the repayment of $100.0 million of debt in 2009.

•	Total expenses in the third quarter of 2009 decreased $7.7 million, or 4 percent, reflecting a valuation loss of $47.2 million recorded in 2008 from changes in the fair value of embedded derivatives in our preferred stock. Total expenses in the third quarter of 2009 include a $16.5 million accrual for a patent lawsuit, asset impairments of $8.4 million, an additional $6.0 million accrual for a settlement with the Federal Trade Commission, and $3.8 million of executive severance and related costs.

•	In the third quarter of 2009, we had tax benefit of $0.4 million on a pre-tax loss of $18.7 million, resulting in an effective income tax rate of 2.1 percent. The effective income tax rate for the three months ended September 30, 2009 reflects income tax on foreign income, the reversal of tax benefits upon forfeiture of share-based awards and other discrete tax benefits of $2.8 million.

•	The decline in the Euro exchange rate (net of hedging activities) reduced total revenue by $4.0 million, commissions expense by $2.0 million and operating expenses by $1.1 million, for a net decrease to our income before taxes of $0.9 million.
Table 2 — Net Fee Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Fee and other revenue	$294,863	$286,021	3%	$841,500	$830,699	1%
Fee commissions expense	(128,352)	(131,397)	2%	(368,660)	(377,727)	2%

Net fee revenue	$166,511	$154,624	8%	$472,840	$452,972	4%

Fee commissions expense as a % of fee and other revenue	43.5%	45.9%		43.8%	45.5%
Fee and other revenue consists of fees on money transfer (including bill payment), money order and official check transactions. For the three and nine months ended September 30, 2009, fee and other revenue increased 3 percent and 1 percent, respectively, from 2008, driven by money transfer transaction volume growth and product mix, partially offset by lower average money transfer fees and the decline in the Euro exchange rate. Money transfer transaction volume (including bill payment) increased 4 percent and 3 percent for the three and nine months ended September 30, 2009, respectively, generating incremental revenue of $13.9 million and $35.4 million, respectively. Average money transfer fees declined from lower face values per transaction and corridor mix, reducing revenue by $5.3 million and $11.0 million during the three and nine months ended September 30, 2009, respectively. The decline in the Euro exchange rate, net of hedging activities, reduced revenue by $4.0 million and $19.1 million during the three and nine months ended September 30, 2009, respectively. See Table 6 — Global Funds Transfer Segment for further information regarding money transfer revenue and transaction volume.
Fee commissions expense consists primarily of fees paid to our third-party agents for the money transfer service as we generally do not pay fee commissions on our money order products. Fee commissions expense decreased $3.0 million and $9.1 million during the three and nine months ended September 30, 2009, respectively, from lower signing bonus amortization, the decline in the Euro exchange rate and lower average commission rates, partially offset by money transfer transaction volume growth. As certain historical signing bonuses were fully amortized in the third quarter of 2009, signing bonus amortization declined $3.4 million during both the three and nine months ended September 30, 2009. The decline in the Euro exchange rate, net of hedging activities, reduced commissions expense by $2.0 million and $11.6 million during the three and nine months ended September 30, 2009, respectively, while lower average commission rates reduced commissions expense by $1.5 million and $4.3 million, respectively. Transaction volume growth resulted in incremental commissions expense of $4.9 million and $11.8 million for the three and nine months ended September 30, 2009, respectively.

Net fee revenue increased 8 percent and 4 percent for the three and nine months ended September 30, 2009, respectively, compared to 2008 due to the money transfer transaction volume growth and product mix.
Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Investment revenue	$6,849	$32,231	(79)%	$26,995	$128,294	(79)%
Investment commissions expense (1)	(375)	(9,968)	96%	(1,128)	(101,472)	99%

Net investment revenue	$6,474	$22,263	(71)%	$25,867	$26,822	(4)%

Average balances:
Cash equivalents and investments	$4,200,229	$4,911,380	(14)%	$4,281,802	$4,968,988	(14)%
Payment service obligations (2)	$3,016,491	$3,689,868	(18)%	$3,064,993	$4,126,310	(26)%

Average yields earned and rates paid (3):
Investment yield	0.65%	2.61%		0.84%	3.45%
Investment commission rate	0.05%	1.07%		0.05%	3.28%
Net investment margin	0.61%	1.80%		0.81%	0.72%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices on the outstanding balances of official checks sold by that financial institution.

(2)	Commissions are paid to financial institution customers based upon average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue decreased $25.4 million and $101.3 million, or 79 percent, in the three and nine months ended September 30, 2009, respectively, compared to 2008 due to lower yields earned on our realigned investment portfolio and a decline in our average investable balances from the termination of official check financial institution customers. For the three and nine months ended September 30, 2009, lower interest rates earned on cash and cash equivalents resulted in decreases of $20.3 million and $84.6 million from the prior year, respectively, while the decline in average investable balances resulted in decreases of $4.7 million and a $17.6 million from the prior year, respectively. With the realignment completed in the first quarter of 2008, our portfolio is now comprised primarily of lower yielding cash equivalents and government agency securities. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion of our investment portfolio.
Investment commissions expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, compared to $10.0 million and $101.5 million in 2008, respectively. Investment commissions expense for the nine months ended September 30, 2008 includes a $27.7 million net loss due to the termination of interest rate swaps related to the official check business. See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the interest rate swaps. Investment commissions paid to financial institution customers decreased in the three and nine months ended September 30, 2009 from the decline in the federal funds rate and lower average investable balances upon which commissions were paid. The federal funds rate has been so low during 2009 that most of our financial institution customers are in a “negative” commission position, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount. We continue to monitor the negative commissions and may decide to require payment of negative commissions at a future date.
Net investment margins of 0.61 percent and 0.81 percent for the three and nine months ended September 30, 2009, respectively, reflect the lower interest rate environment and lower average investable balances discussed above. The net investment margin for the nine months ended September 30, 2008 also reflects the impact of the loss on interest rate swaps, as discussed above.

Table 4 — Summary of Gains, Losses and Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Gross realized gains	$—	$—	$—	$34,200
Gross realized losses	—	—	(2)	(290,498)
Other-than-temporary impairments	(757)	(8,327)	(3,686)	(62,725)

Net securities losses from available-for-sale investments	(757)	(8,327)	(3,688)	(319,023)

Unrealized losses from trading investments	—	(4,926)	—	(31,821)
Valuation gain from put options related to trading investments	1,100	—	3,158	—
Gain on call related to trading securities	2,395	—	7,557	—

Net securities gains (losses)	$2,738	$(13,253)	$7,027	$(350,844)

Net securities gains for the three and nine months ended September 30, 2009 reflect a $2.4 million and $7.6 million gain, net of the reversal of the related put options, from the call of two trading investments in June and July 2009. The fair value of the remaining trading investment did not change during 2009. The Company recorded a valuation gain on the related put option of $1.1 million and $3.2 million in the three and nine months ended September 30, 2009, respectively, which reflects the passage of time. Other-than-temporary impairments on our other asset-backed securities were $0.8 million and $3.7 million for the three and nine months ended September 30, 2009, respectively. See Note 5 — Investment Portfolio of the Notes to Consolidated Financial Statements for further discussion.
During the first quarter of 2008, we completed the realignment of our investment portfolio, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) at December 31, 2007 for proceeds of $2.9 billion and a net realized loss of $256.3 million. This net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which securities were sold. Proceeds from the sales were reinvested in cash and cash equivalents. During the three and nine months ended September 30, 2008, we recognized other-than-temporary impairment charges of $8.3 million and $62.7 million, respectively, on our available-for-sale securities and unrealized losses of $4.9 million and $31.8 million, respectively, on our trading investments as the result of further deterioration in the market and the accumulation of ratings downgrades.
Expenses
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $5.4 million, or 10 percent, for the three months ended September 30, 2009 and decreased $15.7 million for the nine months ended September 30, 2009. The three and nine months ended September 30, 2009 include $3.5 million and $4.6 million, respectively, of executive severance and related costs, while the nine months ended September 30, 2008 included $16.5 million of executive severance and related costs. Stock-based compensation increased $4.2 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, from the issuance of stock options, partially offset by lower expense from historical grants that vested in the first quarter of 2009 and forfeitures. Compensation and benefits decreased $2.6 million and $7.7 million for the three and nine months ended September 30, 2009, respectively, from accruing annual incentives at a lower tier and the suspension of the discretionary profit sharing plan. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased compensation and benefits expense by approximately $0.6 million and $3.4 million for the three and nine months ended September 30, 2009, respectively.
Transaction and operations support — Transaction and operations support expenses include marketing costs, professional fees and other outside service costs, telecommunications and forms expense related to our products and provisions for agent receivables. Transaction and operations support costs increased $34.0 million and $46.3 million for the three and nine months ended September 30, 2009, respectively, as compared to 2008. We recorded a $16.5 million accrual for a patent lawsuit during the third quarter of 2009, as well as accruals of $6.0 million and $18.0 million during the three and nine months ended September 30, 2009, respectively, related to a settlement with the Federal Trade Commission (“FTC”). In connection with a decision in the third quarter of 2009 to sell our airplane, we recorded a $7.0 million impairment charge during the third quarter of 2009. In addition, the Company recorded $1.4 million and $5.3 million of goodwill and asset impairments during the three and nine months ended September 30, 2009, respectively, related to the decision to discontinue the offering of certain bill payment products and the sale of a non-core business. The discontinued bill payment products have been replaced with new product offerings in the Global Funds Transfer segment. Our provision for agent receivables increased by $1.2 million and $10.9 million for the three and nine months ended September 30, 2009, respectively, primarily from the closure of an international agent during the second quarter of 2009. Professional fees increased $7.1 million and $11.3 million for the three and nine months ended September 30, 2009, respectively, primarily due to litigation fees and the implementation of the European Union Payment Services Directive.

Partially offsetting these increases are reductions of $3.1 million and $12.3 million in marketing costs during the three and nine months ended September 30, 2009, respectively, due to controlled spending and the timing of marketing initiatives. In addition, the nine months ended September 30, 2008 included $9.5 million of costs relating to the recapitalization and the restructuring of the official check business. Foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, decreased expenses by $2.5 million during the three months ended September 30, 2009 and increased expenses by $1.7 million during the nine months ended September 30, 2009. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased transaction and operations support by approximately $0.3 million and $4.5 million for the three and nine months ended September 30, 2009, respectively.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies expense increased $1.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, as compared to 2008 to support the growth of the business, partially offset by controlled spending and the timing of the roll-out of new agents and locations. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased occupancy, equipment and supplies by approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2009, respectively.
Interest expense — As the result of $100.0 million of debt repayment in 2009, interest expense decreased by $1.7 million during the three months ended September 30, 2009 as compared to 2008. Interest expense for the nine months ended September 30, 2009 increased $13.2 million from 2008 due to the higher outstanding debt and higher interest rates resulting from the recapitalization. Interest expense for the nine months ended September 30, 2008 included a $2.2 million net loss due to the termination of interest rate swaps related to the official check business. See Note 6 - Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the interest rate swaps.
Depreciation and amortization — Depreciation and amortization relates to our point of sale equipment, agent signage, computer hardware, purchased software, capitalized software development costs, office furniture and equipment, leasehold improvements and intangible assets. Depreciation and amortization expense increased $0.6 million and $1.4 million for the three and nine months ended September 30, 2009, respectively, as compared to 2008, primarily from capital investments in point of sale equipment, purchased software and other fixed assets to support the growth of the business. The decline in the Euro exchange rate, which is reflected in each of the amounts discussed above, decreased depreciation and amortization by approximately $0.2 million and $1.1 million for the three and nine months ended September 30, 2009, respectively.
Income taxes — For the three months ended September 30, 2009, the Company had $0.4 million of tax benefit on a pre-tax loss of $18.7 million, resulting in an effective income tax rate of 2.1 percent. For the nine months ended September 30, 2009, the Company had $0.1 million of tax benefit on a pre-tax loss of $9.9 million, resulting in an effective income tax rate of 1.1 percent. The effective income tax rate for the three and nine months ended September 30, 2009 reflects income tax on foreign income, the reversal of tax benefits upon forfeiture of share-based awards and discrete tax benefits of $2.8 million and $3.2 million, respectively. The Company is continuing to evaluate additional available tax positions related to the net securities losses, which may result in future tax benefits. The Company received a federal income tax refund of $43.5 million during the nine months ended September 30, 2009 and paid $0.2 million of federal and state income taxes in both the three and nine months ended September 30, 2009.
For the three and nine months ended September 30, 2008, the Company had a negative effective income tax rate of 0.2 percent and 7.3 percent, respectively. The effective income tax rate for the three and nine months ended September 30, 2008 reflects non-taxable unrealized losses of $47.2 million and $16.0 million from embedded derivatives, respectively. Additionally, the effective income tax rate for the nine months ended September 30, 2008 reflects $6.1 million of expense resulting from non-deductible severance costs for the Company’s former chief executive officer recorded in the second quarter of 2008 and a deferred tax asset valuation allowance of $16.1 million relating to other-than-temporary impairment charges on securities recorded in the first quarter of 2008.
Acquisitions and Disposals
Raphaels Bank — On February 2, 2009, we acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provides us with five money transfer stores in and around Paris, France that have been integrated into our French retail operations. The preliminary purchase price allocation as of September 30, 2009 includes $2.0 million of goodwill assigned to our Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes. The operating results of Raphaels Bank subsequent to the acquisition date are included in our Consolidated Statements of Loss. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Loss.
FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”), a component of the Payment Systems segment, entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the sale, which was completed in the third quarter of 2009, the Company recorded an impairment charge of $0.6 million in the second quarter of 2009 to write-off goodwill associated with FSMC. This impairment charge is recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. The operating results of FSMC are not material to the Company’s Consolidated Statements of Loss and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets.

ACH Commerce — After evaluating the market opportunity for certain electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business, a component of the Payment Systems segment. In connection with this decision, the Company recognized an impairment charge of $3.2 million to write-off the goodwill associated with ACH Commerce. During the second quarter of 2009, the Company entered into a Letter of Intent to sell proprietary software related to the ACH Commerce business and provide referral services on behalf of a third party. In October 2009, the Company determined that it would not proceed with the sale of its proprietary software, resulting in a $1.4 million impairment charge in the third quarter of 2009 to write-off the asset. The impairment charge was recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. ACH Commerce is not material to the Consolidated Statements of Loss or the Consolidated Balance Sheets.
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
Table 5 — Segment Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Operating income (loss):
Global Funds Transfer	$13,721	$39,514	$(25,793)	$61,352	$66,462	$(5,110)
Payment Systems	7,023	1,927	5,096	23,718	(309,022)	332,740

Total segment operating income (loss)	20,744	41,441	(20,697)	85,070	(242,560)	327,630
Interest expense	26,127	27,834	(1,707)	79,816	66,631	13,185
Debt extinguishment loss	—	—	—	—	1,499	(1,499)
Valuation loss on embedded derivatives	—	47,233	(47,233)	—	16,030	(16,030)
Other unallocated expenses	13,321	4,838	8,483	15,144	31,439	(16,295)

Loss before income taxes	$(18,704)	$(38,464)	$19,760	$(9,890)	$(358,159)	$348,269

Table 6 — Global Funds Transfer Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Money transfer (including bill payment) :
Fee and other revenue	$266,466	$259,952	3%	$758,313	$751,552	1%
Investment revenue	66	373	(82)%	172	1,454	(88)%
Net securities losses	—	(159)	NM	—	(4,240)	NM

Total money transfer revenue	266,532	260,166	2%	758,485	748,766	1%
Retail money order and other:
Fee and other revenue	17,043	16,203	5%	50,957	49,862	2%
Investment revenue	1,081	5,049	(79)%	4,058	18,919	(79)%
Net securities gains (losses)	367	(1,891)	NM	958	(46,769)	NM

Total retail money order and other revenue	18,491	19,361	(4)%	55,973	22,012	154%
Total Global Funds Transfer revenue:
Fee and other revenue	283,509	276,155	3%	809,270	801,414	1%
Investment revenue	1,147	5,422	(79)%	4,230	20,373	(79)%
Net securities gains (losses)	367	(2,050)	NM	958	(51,009)	NM

Total Global Funds Transfer revenue	285,023	279,527	2%	814,458	770,778	6%

Commissions expense	127,832	130,731	(2)%	367,053	375,845	(2)%

Net revenue	$157,191	$148,796	6%	$447,405	$394,933	13%

Operating income	$13,721	$39,514	(65)%	$61,352	$66,462	(8)%
Operating margin	4.8%	14.1%		7.5%	8.6%

NM = Not meaningful
Total revenue for the Global Funds Transfer segment is comprised primarily of fees on money transfers (including bill payment). For the three and nine months ended September 30, 2009, total revenue increased 2 percent and 6 percent, respectively, from the same periods in 2008 due primarily to money transfer fee revenue growth, partially offset by lower investment revenue. In addition, total revenue for the three and nine months ended September 30, 2008 included net securities losses recorded on our investment portfolio and allocated to this segment in 2008. See further discussion of investment revenue under Table 3 — Net Investment Revenue Analysis and of net securities gains under Table 4 — Summary of Gains, Losses and Impairments.
The increase in fee and other revenue for the three and nine months ended September 30, 2009 was driven by money transfer transaction volume growth (excluding bill payment), partially offset by lower bill payment transaction volumes, lower average money transfer fees and the decline in the Euro exchange rate. Money transfer transaction volume (excluding bill payment) increased 6 percent for both the three and nine months ended September 30, 2009, generating incremental revenue of $14.7 million and $38.6 million, respectively. Bill payment transaction volume declines of 4 percent and 5 percent for the three and nine months ended September 30, 2009, respectively, decreased revenue by $1.3 million and $4.8 million, respectively. Volume growth was lower in 2009 as compared to the prior year, reflecting the slowing economic conditions in 2009 and a growing volume base. Our MoneyGram Rewards program has positively impacted our transaction volumes, with membership in the program up by 32 percent as of September 30, 2009 compared to 2008 and transaction volumes from members up 36 percent and 45 percent in the three and nine months ended September 30, 2009, respectively. Bill payment volumes were negatively impacted by the departure of a large biller in the third quarter of 2008 and the impact of current economic conditions on our bill payment customers. Average money transfer fees declined from lower face values per transaction and corridor mix, reducing revenue by $5.3 million and $11.0 million during the three and nine months ended September 30, 2009, respectively. Through the third quarter of 2009, pricing on money transfers has remained stable overall. We expect the competitive environment to remain high and potentially intensify in various geographic locations, which could impact our pricing in the future. The decline in the Euro exchange rate, net of hedging activities, reduced revenue by $4.0 million and $19.1 million during the three and nine months ended September 30, 2009, respectively.
Transactions originated in the United States and Canada, which contribute lower revenue per transaction, increased 4 percent and 6 percent in the three and nine months ended September 30, 2009, respectively. Transactions originated outside of North America increased 8 percent and 4 percent during the three and nine months ended September 30, 2009, respectively, despite a negative 9 percentage point impact on both periods from volume declines in Spain resulting from local economic conditions. The growth in transactions originated outside of North America is spread across numerous markets, including Russia, Africa, Asia Pacific, South Asia, France, Italy, the United Kingdom and the Middle East. Transaction volume to Mexico decreased 10 percent and 7 percent in the three and nine months ended September 30, 2009, respectively, reflecting continued deterioration in the U.S. housing market and immigration concerns. Mexico represented approximately 7 percent and 8 percent of our total transactions in the three and nine months ended September 30, 2009, respectively.

The money transfer agent base expanded 15 percent to approximately 186,000 locations in 2009, primarily due to expansion in international markets. At September 30, 2009, money transfer agents are located in the following geographic regions: 46,300 locations in Western Europe and the Middle East; 40,000 locations in North America; 26,100 locations in Latin America (including 12,800 in Mexico); 25,000 locations in Eastern Europe; 22,200 locations in the Indian subcontinent; 18,800 locations in Asia Pacific; and 7,600 locations in Africa.
Fee and other revenue for retail money order and other products increased 5 percent and 2 percent for the three and nine months ended September 30, 2009, respectively, primarily due to our repricing initiatives for money order. Beginning in the fourth quarter of 2008, we implemented a phased repricing initiative, which includes remittance schedule changes focused on reducing our credit exposure in this business and had an emphasis on agents that sell only our money order product. In undertaking these initiatives, we expected fee revenue to increase, but volumes and total retail money order revenue to decline in the future from the attrition of money order agents. During the three and nine months ended September 30, 2009, retail money order volumes declined 21 percent and 16 percent, respectively. This decline is attributed to anticipated attrition of agents due to the repricing initiative, consumer pricing increases as agents pass along fee increases, the continued migration to other payment methods and the general economic environment.
Commissions expense consists primarily of fees paid to our third-party agents for the money transfer service as we generally do not pay fee commissions on our money order products. Commissions expense for the three and nine months ended September 30, 2009 decreased $2.9 million and $8.8 million, respectively, from lower signing bonus amortization, the decline in the Euro exchange rate and lower average commission rates, partially offset by money transfer transaction volume growth. As certain historical signing bonuses were fully amortized in the third quarter of 2009, signing bonus amortization declined $3.4 million during both the three and nine months ended September 30, 2009. The decline in the Euro exchange rate, net of hedging activities, reduced commissions expense by $2.0 million and $11.6 million during the three and nine months ended September 30, 2009, respectively, while lower average commission rates reduced commissions expense by $1.5 million and $4.3 million, respectively. Transaction volume growth resulted in incremental commissions expense of $4.9 million and $11.8 million for the three and nine months ended September 30, 2009, respectively.
The operating margin of 4.8 percent and 7.5 percent for the three and nine months ended September 30, 2009, respectively, decreased from 14.1 percent and 8.6 percent for the same periods in 2008. The decline is primarily due to the $16.5 million accrual for a patent lawsuit in the third quarter of 2009, as well as the accruals of $6.0 million and $18.0 million recorded during the three and nine months ended September 30, 2009, respectively, for a settlement with the FTC. In addition, investment revenue decreased by $4.3 million and $16.1 million for the three and nine months ended September 30, 2009, respectively, from the realignment of the portfolio and lower yields earned on the portfolio. The operating margins for the three and nine months ended September 30, 2008 include $2.1 million and $51.0 million, respectively, of net securities losses allocated to this segment, as compared to $0.4 million and $1.0 million of net securities gains for the three and nine months ended September 30, 2009, respectively.

Table 7 — Payment Systems Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2009	2008	Change	2009	2008	Change

Official check and payment processing revenue (losses):
Fee and other revenue	$6,583	$4,436	48%	$15,403	$12,547	23%
Investment revenue	4,947	26,348	(81)%	19,663	106,133	(81)%
Net securities gains (losses)	2,052	(11,011)	NM	5,273	(294,598)	NM

Total official check and payment processing revenue (losses)	13,582	19,773	(31)%	40,339	(175,918)	123%
Other revenue:
Fee and other revenue	4,771	5,433	(12)%	16,802	16,442	2%
Investment revenue	108	461	(77)%	468	1,856	(75)%
Net securities gains (losses)	43	(192)	NM	113	(5,237)	NM

Total other revenue	4,922	5,702	(14)%	17,383	13,061	33%
Total Payment Systems revenue (losses):
Fee and other revenue	11,354	9,869	15%	32,205	28,989	11%
Investment revenue	5,055	26,809	(81)%	20,131	107,989	(81)%
Net securities gains (losses)	2,095	(11,203)	NM	5,386	(299,835)	NM

Total Payment Systems revenue (losses)	18,504	25,475	(27)%	57,722	(162,857)	135%

Commissions expense	896	10,635	(92)%	2,735	103,354	(97)%

Net revenue (losses)	$17,608	$14,840	19%	$54,987	$(266,211)	121%

Operating income (loss)	$7,023	$1,927	264%	$23,718	$(309,022)	108%
Operating margin	38.0%	7.6%		41.1%	NM

Average yields earned and rates paid (1):
Investment yield	0.65%	2.64%		0.86%	3.47%
Investment commission rate	0.05%	1.07%		0.05%	3.28%
Net investment margin	0.60%	1.66%		0.81%	0.21%

NM	= Not meaningful

(1)	The “Investment yield” is calculated by dividing investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Investment commission rate” is calculated by dividing investment commissions expense by average payment service obligations, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing net investment revenue by average invested funds, divided by the number of days in the period presented and multiplied by the number of days in the year. Not all of the components of these calculations are shown in this table.
Total revenue for the Payment Systems segment includes investment revenue, net securities gains and losses, per-item fees charged to our official check financial institution customers and fees earned on our former rebate processing business. Total revenue decreased $7.0 million for the three months ended September 30, 2009 as compared to 2008 due to the decrease in investment revenue, partially offset by the $11.2 million of net securities losses recorded in 2008 and allocated to this segment. For the nine months ended September 30, 2009, total revenue increased $220.6 million as compared to 2008 from the $299.8 million of net securities losses recorded in 2008 and allocated to this segment, partially offset by an $87.9 million decrease in investment revenue. See further discussion of investment revenue under Table 3 — Net Investment Revenue Analysis and of net securities gains under Table 4 — Summary of Gains, Losses and Impairments. Fee and other revenue increased due to the repricing of official check financial institution customers. Substantially the entire Official Check base was repriced in 2009, with the final round effective in September, resulting in an attrition rate of 13 percent of our financial institution base.
Commissions expense includes payments made to financial institution customers based on official check average investable balances and short-term interest rate indices. Commissions expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2009, respectively, as compared to $10.6 million and $103.4 million for the three and nine months ended September 30, 2008, respectively. Investment commissions expense for the nine months ended September 30, 2008 included a $27.7 million net loss due to the termination of interest rate swaps related to the official check business. See Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the interest rate swaps. Investment commissions paid to financial institution customers decreased in the three and nine months ended September 30, 2009 from the decline in the federal funds rate and lower investment balances upon which commissions were paid. The federal funds rate has been so low during 2009 that most of our financial institution customers were in a “negative” commission position, meaning that we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commissions amount. We continue to monitor the negative commissions and may decide to require payment of negative commissions at a future date.

The significant increase in the operating margin to 38.0 percent and 41.4 percent for the three and nine months ended September 30, 2009, respectively, reflects the net securities losses allocated to this segment in 2008, partially offset by lower investment revenue in 2009.
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
To ensure that we maintain adequate liquidity to meet our operating needs at all times, including during the current economic recession, we keep a significant portion of our portfolio in cash and cash equivalents. As of September 30, 2009, 92 percent of our investment portfolio is comprised of cash and cash equivalents. As shown in Table 8 — Assets in Excess of Payment Service Obligations, we have assets in excess of payment service obligations of $410.5 million. These assets would be available to us for purposes of investment in the infrastructure and growth of our business; however, we consider a portion of these assets as additional assurance that regulatory and contractual requirements are maintained through the normal fluctuations of our payment service assets and obligations. We believe that we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under our senior credit facility (the “Senior Facility”) will be sufficient to meet any shortfalls. Depending on market conditions and prices, our financial liquidity and other factors, and subject to limitations contained in our credit agreement and indenture, we may periodically seek to repurchase our senior secured second lien notes (the “Notes”) and our common stock, and we may seek to repay all or part of our Senior Facility. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. During 2009, we repaid $100.0 million under the revolving credit facility portion of the Senior Facility. The remaining $45.0 million balance outstanding as of September 30, 2009 was repaid in full in October 2009.

We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with 13 clearing banks that provide clearing and processing functions for official checks, money orders and share drafts, with two of these banks expected to be consolidated in 2009 due to an acquisition. Due to concerns over the impact of the credit market disruption on our business, we agreed with certain of our clearing banks to make funding changes, including providing additional intra-day funding, during the first quarter of 2008. These changes reduce the clearing banks’ exposure if we were unable to settle our obligations with them. At no time in the past have we failed to settle with our clearing banks in full. As a result of the credit market disruption, financial institutions in general began to reduce their credit exposure to preserve their capital base. Three banks that clear official checks gave us notice in 2008 that they will not renew their clearing agreements, which expired in mid-2009. The loss of our clearing arrangements with these three clearing banks has not had an adverse effect on our official check business as we are moving the affected clearing volume to the remaining clearing banks. In the second half of 2008, one clearing bank extended its agreement with us for a five-year period and another large bank extended its agreement with us for a three-year period. We now have five official check clearing banks, all of which are able to increase their clearing activity for us as needed. We believe these relationships provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with the smaller of our two money order clearing banks in early 2009 and are in the process of negotiating a new agreement with our primary money order clearing bank.
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
For certain of our financial institution customers, we established individual special purpose entities (“SPEs”) upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the payment service obligations. As the financial institution customer sells our payment service instruments, the face amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. The combined SPEs hold 4 percent of our $4.2 billion portfolio as of September 30, 2009 as compared to 6 percent at December 31, 2008.
Contractual and Regulatory Capital
Our capital needs derive from our Senior Facility and the Notes, certain clearing bank contracts, the SPEs and state regulatory requirements as set forth below, and are based on a requirement to maintain certain assets in a defined ratio to our payment service obligations. We monitor our compliance with these capital needs by monitoring our assets in excess of payment service obligations, which we define as cash, cash equivalents, agent receivables, trading and available-for-sale investments and put options related to trading investments in excess of our payment service obligations. As our cash, receivables and payment service obligations generally move in tandem, our assets in excess of payment service obligations serve as our capital base. Due to the continuous nature of the sales and settlement of our payment instruments described above, we are able to maintain this capital base to provide for long-term capital needs. Our primary capital objective is to have assets in excess of payment service obligations in an amount which allows us to maintain compliance with all contractual and regulatory requirements during the normal fluctuations in the value of our assets and liabilities. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other investing or financing needs.
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

In addition, through our wholly owned subsidiary and licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory payment service obligation measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements are similar to, but less restrictive than, our internal measure of assets in excess of payment service obligations set forth in Table 8 — Assets in Excess of Payment Service Obligations below. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.
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
Table 8 — Assets in Excess of Payment Service Obligations

	September 30,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,876,105	$4,077,381
Receivables, net (substantially restricted)	958,937	1,264,885
Trading investments and related put options (substantially restricted)	25,804	47,990
Available-for-sale investments (substantially restricted)	324,942	438,774

	5,185,788	5,829,030
Payment service obligations	(4,775,290)	(5,437,999)

Assets in excess of payment service obligations	$410,498	$391,031

In completing the recapitalization in March 2008, we contemplated that our investments classified as trading investments and other asset-backed securities might decline further in value. Accordingly, the capital we raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing. We believe that our current investment portfolio and operating cash flows are sufficient to ensure on-going compliance with contractual and regulatory requirements in the future as a result of the realignment of the portfolio and the recapitalization. Should capital needs exceed our investment portfolio and operating cash flows, we believe our external financing sources, including availability under the Senior Facility, will be sufficient to meet any shortfalls. We do not anticipate the use of our Senior Facility to maintain compliance in the future. In October 2009, we repaid the remaining $45.0 million balance of the revolving credit facility outstanding at September 30, 2009. This payment will be recorded in the fourth quarter of 2009 and will reduce our assets in excess of payment service obligations.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about our contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,549,071	$96,480	$192,292	$529,344	$730,955
Operating leases	51,226	12,482	26,415	10,424	1,905
Other obligations	533	533	—	—	—

Total contractual cash obligations	$1,600,830	$109,495	$218,707	$539,768	$732,860

Debt consists of amounts outstanding under the Tranche A and Tranche B term loans, revolving credit facility and notes at September 30, 2009, as disclosed in Note 8 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at September 30, 2009 is $879.2 million of debt, net of unamortized discounts of $12.1 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on September 30, 2009. At September 30, 2009, we had outstanding borrowings under the Senior Facility of $391.3 million. Our outstanding debt has a floating interest rate indexed to either the U.S. bank prime rate or the Eurodollar rate based on our election. For disclosure purposes, the interest rate for future periods has been assumed to be 5.75 to 7.25 percent, which are the rates in effect on September 30, 2009 based on the U.S. bank prime rate. We have a quarterly principal payment of $0.6 million on the Tranche B loan, with the remainder of the principal due in full in March 2013. At September 30, 2009, we had outstanding borrowings under the Notes of $500.0 million. The interest expense on the Notes is payable quarterly at a rate of 13.25 percent. Prior to March 25, 2011, we can elect to capitalize the interest when due, but if so elected, the interest rate increases to 15.25 percent. We have paid the interest payments due on the Notes, and Table 9 — Contractual Obligations assumes that we will continue to pay interest as due.
Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in our investment portfolio. Following are other commitments that are not included in Table 9.
The Series B Stock has a cash dividend rate of 10 percent. At our option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we are accruing the dividends and expect that dividends will be accrued and not paid in cash for the foreseeable future. While no cash dividends have been declared as of September 30, 2009, we have accrued dividends of $157.7 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute at least the minimum contribution required by applicable regulations. We were not required to and did not make a contribution to the funded pension plan for 2008. The fair value of the pension plan assets declined by $30.6 million during the year as a result of the severe market deterioration in 2008, reducing the pension plan’s funded status by approximately 20 percent. While this decline in the funded status will likely accelerate minimum required contributions in the future, no annual minimum required contribution is expected to be material. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2009, we paid benefits totaling $1.6 million and $4.0 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $0.5 million for the remainder of 2009. Expected contributions and benefit payments under these plans are not included in the table above as the timing and amount of payments and funding is uncertain.
As of September 30, 2009, the liability for unrecognized tax benefits is $10.0 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with unrecognized tax benefits, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents, for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2009, the minimum commission guarantees had a maximum payment of $11.4 million over a weighted-average remaining term of 1.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2008, the liability for minimum commission guarantees was $1.3 million. Minimum commission guarantees are not reflected in the table above as the timing and amount, if any, of payment is uncertain.

Analysis of Cash Flows
Table 10 — Cash Flows Provided By (Used In) Operating Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Net loss	$(18,304)	$(38,552)	$(9,780)	$(384,246)
Total adjustments to reconcile net income	74,152	83,808	160,041	427,460

Net cash provided by operating activities before changes in payment service assets and obligations	55,848	45,256	150,261	43,214

Change in cash and cash equivalents (substantially restricted)	97,580	(75,840)	201,276	(3,008,925)
Change in trading investments and related put options (substantially restricted)	15,000	—	32,900	—
Change in receivables, net (substantially restricted)	136,758	558,617	288,048	1,889
Change in payment service obligations	(304,651)	(534,813)	(662,709)	(1,660,726)

Net change in payment service assets and obligations	(55,313)	(52,036)	(140,485)	(4,667,762)

Net cash provided by (used in) operating activities	$535	$(6,780)	$9,776	$(4,624,548)

Operating activities provided net cash of $0.5 million during the three months ended September 30, 2009. Cash generated from our operations was used to pay $23.4 million and $30.6 million of interest and principal, respectively, on our debt, $6.8 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $32.4 million from the maturity of available-for-sale investments and $15.0 million from a trading security that was called, all of which was reinvested in cash equivalents. Operating activities used net cash of $6.8 million during the three months ended September 30, 2008, primarily related to the payment of $25.1 million of interest on our debt and capital expenditures of $9.2 million. This use of cash was partially offset by proceeds of $19.5 million from maturities of available-for-sale investments, which were reinvested in cash equivalents.
Operating activities provided net cash of $9.8 million during the nine months ended September 30, 2009. Cash generated from our operations in the nine months ended September 30, 2009 was used to pay $71.8 million and $101.9 million of interest and principal, respectively, on our debt, $11.9 million in signing bonuses to agents, $23.1 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $114.0 million from the maturity of available-for-sale investments and $32.9 million from trading securities that were called, all of which was reinvested in cash and cash equivalents. We received a $43.5 million federal income tax refund during the first quarter of 2009. Operating activities used net cash of $4.6 billion during the nine months ended September 30, 2008, primarily from the investment of $4.6 billion of net proceeds from the sale and maturity of investments and the recapitalization into cash and cash equivalents.
Table 11 — Cash Flows Provided By Investing Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Net investment activity	$32,419	$19,507	$113,957	$3,361,614
Purchases of property and equipment	(6,829)	(9,232)	(23,148)	(26,669)
Cash paid for acquisitions, net of cash acquired	—	(2,870)	(3,210)	(2,870)
Proceeds from disposal of business	4,500	—	4,500	—

Net cash provided by investing activities	$30,090	$7,405	$92,099	$3,332,075

Investing activities provided cash of $30.1 million and $92.1 million during the three and nine months ended September 30 2009, respectively, primarily from proceeds from the maturity of available-for-sale investments of $32.4 million and $114.0 million, respectively. We paid $3.2 million in February 2009 in connection with the acquisition of Raphaels Bank to expand our network in France for the Global Funds Transfer segment. We received proceeds of $4.5 million in July 2009 from the sale of FSMC. For the nine months ended September 30, 2008, investing activities provided cash of $3.3 billion through $2.9 billion of proceeds from the sale of securities to realign the investment portfolio and $465.6 million of proceeds from normal maturities of available-for-sale investments, all of which was reinvested in cash and cash equivalents as reflected in Table 10 — Cash Flows Provided By (Used In) Operating Activities. We acquired two of our superagents in Spain for $2.9 million in the third quarter of 2008.

Table 12 — Cash Flows (Used in) Provided by Financing Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2009	2008	2009	2008

Net proceeds from the issuance of debt	$—	$—	$—	$685,945
Payment on debt	(625)	(625)	(1,875)	(1,250)
Payment on revolving credit facility	(30,000)	—	(100,000)	(100,000)
Net proceeds from the issuance of preferred stock	—	—	—	707,778

Net cash (used in) provided by financing activities	$(30,625)	$(625)	$(101,875)	$1,292,473

Financing activities for the three and nine months ended September 30, 2009 used $0.6 million and $1.9 million, respectively, of cash for the quarterly payment on Tranche B of the Senior Facility and $30.0 million and $100.0 million, respectively, for pay-downs on the revolving credit facility. For the first quarter of 2008, the recapitalization generated proceeds of $685.9 million, net of transaction costs of $47.8 million, from the issuance of debt and proceeds of $707.8 million, net of transaction costs of $52.2 million, from the issuance of preferred stock. From these proceeds, we paid $101.3 million toward the Senior Facility. The remaining proceeds were invested in cash and cash equivalents as reflected in Table 10 — Cash Flows Provided By (Used In) Operating Activities.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2009. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and dividend obligations and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Common Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the recapitalization, dividends accrued on the Series B Stock post-closing and special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our common stockholders and give the Investors control of the Company.

•	Sustained Financial Market Illiquidity. Illiquidity in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Weakness in Economic Conditions. Weak economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume or revenue, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies, and our revised pricing strategies could lead to the loss of customers we wish to retain.

•	Stockholder and other Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Loss of Key Employees. We may be unable to attract and retain key employees.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives and meet evolving regulatory requirements.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, our business could be harmed.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete effectively against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	U.S. and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the U.S. and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control (“OFAC”) restrictions could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur following the conversion of preferred stock, may depress the trading price of our common stock.

•	Change of Control Restrictions. An Agreement between the Investors and Walmart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Stockholder Derivative Claims — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants.
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
Other Matters — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union, awarding $16.5 million to Western Union. Post-trial motions are pending, including the Company’s motions for judgment in its favor and for a new trial. On October 21, 2009, the Company entered into an agreement with the Federal Trade Commission (“FTC”) to make enhancements to its consumer anti-fraud program and to pay $18.0 million into an FTC-administered fund to refund consumers who have been victimized through third-party fraud. The Company accrued $22.5 million and $34.5 million for these two matters in the “Transaction and operations support” line in the Consolidated Statements of Loss for the three and nine months ended September 30, 2009, respectively. The Company is continuing to cooperate with a government entity in a separate matter involving complaints that certain individuals or entities may have used our money transfer services for fraud-induced money transfers.
ITEM 1A. RISK FACTORS
Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additionally, risks and uncertainties not presently known to us or that we believe to be immaterial may also impair our business operations. Therefore, the following are not intended to be a complete discussion of all potential risks or uncertainties.
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
The Capital Transaction significantly diluted the interests of the common stockholders and grants other important rights to the Investors.
The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent. Dividends payable on the Series B Stock have been accrued since inception and are expected to be accrued and not be paid in cash for approximately five years, which will substantially increase the ownership interest of the Investors and continue to dilute the interests of the common stockholders. With the accrual of dividends, the Investors have an equity interest of 82 percent as of September 30, 2009.
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
In view of their significant ownership stake in the Company, THL, as holders of the B Stock, has appointed four members to our Board of Directors and Goldman Sachs, as holders of the B-1 Stock, has appointed two observers to our Board of Directors. The size of our Board has been set at nine directors, three of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, Goldman Sachs shall have the right to designate one director who shall have one vote and THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully-converted basis assuming the conversion of all shares of Series B Stock into common stock, minus the one vote of the director designated by Goldman Sachs. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

Sustained financial market illiquidity could adversely affect our business, financial condition and results of operations.
The global capital and credit markets continue to experience illiquidity. As a result, we may face certain risks. In particular:
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
If current levels of market illiquidity worsen, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
Continued weakness in economic conditions, in both the United States and global markets, could adversely affect our business, financial condition and results of operations.
Our money transfer business relies in part on the number and size of consumer transactions as well as international migration patterns. Consumer transactions and migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our customers tend to have employment in industries such as construction, manufacturing and retail that tend to be more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business which could adversely affect our results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.
Our agents or billers may have reduced sales or business as a result of weak economic conditions. As a result, our agents could reduce their numbers of locations or hours of operation, or cease doing business altogether. Our billers may have fewer customers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such as the automobile, mortgage and retail industries.
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
The money transfer business relies in part on migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the United States or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our results of operations.

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
Our revenues in the official check business are generated primarily by the investment of funds we receive from the sale of official checks. In turn, we pay commissions to our official check financial institution customers based on the outstanding balance produced by that customer’s sale of official checks, calculated at a rate based on short-term variable financial indices, such as the federal funds rate. Fluctuations in interest rates affect the revenue produced by our investment portfolio and the commissions that we pay our official check financial institution customers. There can be no assurance that interest rate fluctuations in our investments will align with the commission rates we pay to our official check financial institution customers. Both our investment revenue and the commissions we pay decrease when interest rates decline and increase when interest rates rise. However, because our commission rates reset more frequently than the rates earned on our investments, changes in investment revenue will lag changes in commission rates. A rising interest rate environment typically has a negative impact on our investment margin. In the past our investments included long-term and medium-term fixed income securities, a portion of which were asset-backed securities. Our investment portfolio now focuses on highly liquid, short-term securities that produce a lower rate of return. As a result, we have reduced the commissions we pay to our official check financial institution customers and have implemented and/or increased per-item and other fees for our official check services. Despite these changes, there can be no assurance that our official check business will operate profitably. Further, our official check financial institution customers have a right to terminate their agreements with us if they do not accept these pricing changes, and we have numerous agreements with these customers that will expire in 2010 and may not be renewed. There can be no assurance that we will retain those official check financial institution customers that we wish to retain.
Earnings in our money order business are generated in part by the investment of funds we receive from the sale of money orders. As a result of the composition of our investment portfolio, we earn a lower rate of return on the investment of funds we receive from the sale of money orders. The continued success of our money order business is dependent on our ability to increase money order fees paid to us by our agents. We are in the process of repricing certain money order agents to increase our fees. There can be no assurance that we will successfully reprice our money order agents and retain those agents that we wish to retain.
Litigation or investigations involving MoneyGram or our agents, which could result in material settlements, fines or penalties, may adversely affect our business, financial condition and results of operations.
We are currently the subject of an informal SEC inquiry and stockholder litigation, including a securities class action lawsuit and one lawsuit under ERISA. While we believe the suits are without merit and intend to vigorously defend against such claims, the outcome of the lawsuits cannot be predicted at this time. The cost to defend the stockholder and ERISA litigation could be substantial, regardless of the outcome. In addition, we have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers which may result in fines, settlements and litigation expenses.
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing stockholder litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations is difficult to assess or quantify. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

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
We rely on a primary international banking relationship for cash management, ACH and wire transfer services. Should we not be successful in maintaining a sufficient relationship with one of the limited number of large international banks that provide these services, we would be required to establish a global network of banks to provide us with these services. This could alter the pattern of settlement with our agents and result in our agent receivables and agent payables being outstanding for longer periods than the current remittance schedule thereby adversely impacting our cash flow and revenue. Maintaining a global network of banks, if necessary, may also increase our overall costs for banking services.
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
Our success depends to a large extent upon the continued services of our executive management team and other key employees. In a period of significant change in our executive management team, we may face uncertainties as the management team implements its business strategies and goals. The loss of key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. There are no assurances that we will be able to retain key employees or attract other skilled personnel in the future.
Failure to maintain sufficient capital could adversely affect our business, financial condition and results of operations.
If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. We may not be able to meet new capital requirements introduced or required by our regulators. Given the leveraged nature of the Company and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to sufficient capital. Failure to have such access could materially impact our business, financial condition and results of operations.
We face credit risks from our retail agents and official check financial institution customers.
The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of September 30, 2009, we had credit exposure to our agents of approximately $447.9 million in the aggregate spread across over 15,000 agents, of which one owed us in excess of $15.0 million.
Our Payment Systems segment is conducted through financial institutions. Our official check financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. MoneyGram is liable for payment on all of those instruments except cashier’s checks. As of September 30, 2009, we had credit exposure to our official check financial institution customers of approximately $185.4 million in the aggregate spread across 1,800 financial institutions, of which one owed us in excess of $15.0 million.

We monitor the creditworthiness of our agents and official check financial institution customers on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor agent and official check financial institution customer creditworthiness will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.
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
We face fraud risks that could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraud and identity theft. As we make more of our services available over the Internet and other unmanned media, we subject ourselves to new types of consumer fraud risk because requirements relating to customer authentication are more complex with Internet services. Certain former retail agents have also engaged in fraud against consumers or us, and existing agents could engage in fraud against consumers or us. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements and litigation expenses.
Negative economic conditions may result in increased agent or consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.
If we fail to successfully develop and timely introduce new and enhanced products and services or we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. Many of our competitors offer electronic payment mechanisms, including Internet-based and cellular phone payment services, that could be substituted for traditional forms of payment, such as the money order, bill payment and money transfer services that we offer. If these alternative payment mechanisms become widely substituted for our products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. Additionally, we may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances are inherently risky and we cannot guarantee that such investments or strategic alliances will be successful and if not successful, will not have a material adverse effect on our business, financial condition and results of operations.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend any such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business and prospects.

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
Money transfer, money order and bill payment services within our Global Funds Transfer segment compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. In addition to Western Union, the U.S. Postal Service is a large competitor with respect to money orders. We also compete with banks and niche person-to-person money transfer service providers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.
Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
There can be no assurance that growth in consumer money transfer transactions, bill payment transactions and other payment products will continue. In addition, consolidation among payment services companies has occurred and could continue. If we are unable to continue to grow our existing products, while also growing newly developed and acquired products, we will be unable to compete effectively in the changing marketplace, and our business, financial condition and results of operations would be adversely affected.
MoneyGram and our agents are subject to a number of risks relating to U.S. and International regulatory requirements which could result in material settlements, fines or penalties or changes in our or their business operations that may adversely affect our business, financial condition and results of operations.
Our business is subject to a wide range of laws and regulations which vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of the Office of Foreign Assets Control (“OFAC”), which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. Additionally, we are subject to the anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws, as well as privacy and data protection laws. Many of the laws to which we are subject are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.
Changes in laws, regulations or other industry practices and standards may increase our costs of operations and may disrupt our business as we develop new business and compliance models. For example, the European Union’s Payment Services Directive (“PSD”) has and will continue to create a new framework of licensing and other regulations for our business operations in the European Union and impose a number of new requirements on our business, including greater potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. The PSD has and will continue to require us to modify our business operations in the European Union and will likely increase our costs of operating in the European Union. In the event we are unable to fully comply with the PSD, our business, financial position and results of operations may be adversely impacted. Additionally, the United States and other countries are focusing on initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial position and results of operations.
Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements may reduce the market for or value of our products or services or render our products or services less profitable or obsolete and have an adverse effect on our results of operations. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely effect our ability to distribute our services and the cost of providing such services, both by us and our agents. Many of our high volume agents are in the check cashing industry. Any regulatory action that adversely affects check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.

Any intentional or negligent violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. Regulators in the United States and other jurisdictions are showing a greater inclination than they have in the past to hold money services businesses like ours to higher standards of agent training and monitoring for possible violations of laws and regulations by agents. Our systems, employees and processes may not be sufficient to detect and prevent an intentional or negligent violation of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant fines or penalties. In addition to those direct costs, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and brands and result in diminished revenue and profit and increased operating costs.
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
We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While we have instituted policies and procedures to protect against violations of law, it is possible that our money transfer service or other products could be used by wrong-doers in contravention of U.S. law or regulations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
A material breach of security of our systems could adversely affect our business.
We obtain, transmit and store confidential customer information in connection with certain of our services. Any significant security breaches in our computer networks, databases or facilities could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities and cause a loss of customers. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our data. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to reputational harm and make our customers less confident in our services.
Our business is particularly dependent on the efficient and uninterrupted operation of our computer network systems and data centers.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner.
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation, improper action by our employees, agents, customer financial institutions or third party vendors or any other event impacting our systems or processes or our vendors’ systems or processes, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

If we are unable to effectively operate and scale our technology to match our business growth, our business, financial condition and results of operations could be adversely affected.
Our ability to continue to provide our services to a growing number of agents and consumers, as well as to enhance our existing services and offer new services, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability and loss of agents or consumers. Any failure of our systems in scalability, reliability and functionality could adversely impact our business, financial condition and results of operations.
The operation of retail locations and acquisition or start-up of businesses create risks and may adversely affect our operating results.
We operate Company-owned retail locations for the sale of our products and services. After substantial capital investment to open retail locations, it is uncertain whether these locations will be profitable. We may be subject to additional laws and regulations that are triggered by our ownership of retail locations and our employment of individuals who staff our retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and long-term lease obligations.
We may, from time to time, acquire or start up businesses both inside and outside of the United States. The acquisition and integration of businesses, involve a number of risks. We may not be able to successfully integrate any businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.
There are a number of risks associated with our international sales and operations that could adversely affect our business.
We provide money transfer services between and among 191 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:
•	changes in political and economic conditions and potential instability in certain regions;

•	changes in regulatory requirements or in foreign policy, including the adoption of foreign laws detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud of theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection for our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the Euro.
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
The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 82,300,000 shares out of a total of 82,520,229 shares issued and outstanding as of September 30, 2009. The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share, subject to anti-dilution rights. Under the Registration Rights Agreement entered into between the Company and the Investors at the closing of the Capital Transaction, the Investors and other parties may require us to register for sale publicly (at times largely of their choosing) all of the Series B Stock that they hold, as well as any common stock or D Stock into which the B-1 Stock may be converted. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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
The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2008, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company did not repurchase any shares during the quarter ended September 30, 2009. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
November 5, 2009	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Chief Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Bylaws of MoneyGram International, Inc. as amended September 10, 2009 (incorporated herein by reference from Exhibit 3.01 to the Company’s Current Report on Form 8-K filed September 16, 2009).

10.1	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed August 13, 2009).

10.2	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (incorporated herein by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed August 13, 2009).

10.3	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram Payment Systems, Inc. and Daniel J. O’Malley (incorporated herein by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K filed August 13, 2009).

10.4	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed September 4, 2009).

10.5	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (incorporated herein by reference from Exhibit 10.02 to the Company’s Current Report on Form 8-K filed September 4, 2009).

10.6	Amendment to Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (incorporated herein by reference from Exhibit 10.03 to the Company’s Current Report on Form 8-K filed September 4, 2009).

10.7	Separation Agreement and Release of All Claims dated October 21, 2009 between MoneyGram International, Inc. and Anthony P. Ryan (incorporated herein by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 22, 2009).

*10.8	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1)

*10.9	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2)

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

*32.1	Section 906 Certification of Chief Executive Officer

*32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.