Form 10-K
period 2009-12-31
MONEYGRAM INTERNATIONAL INC
filed 2010-03-15
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-31950

MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota (Address of principal executive offices)	55416 (Zip Code)

Registrant’s telephone number, including area code
(952) 591-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $146.2 million.

82,694,964 shares of common stock were outstanding as of March 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2010 Annual Meeting.

PART I

Item 1.	BUSINESS

Overview

MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our major products include global money transfers, bill payment solutions and money orders. We help people and businesses by providing affordable, reliable and convenient payment services.

The MoneyGram® brand is recognized throughout the world. We offer more choices and more control for people separated from friends and family by distance or those with limited bank relationships to meet their financial needs. Our payment services are available at approximately 190,000 agent locations in approximately 190 countries and territories. Our services enable consumers throughout the world to transfer money and pay bills, helping them meet the financial demands of their daily lives. Our payment services also help businesses operate more efficiently and cost-effectively.

History and Development

We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc. (“MPSI”). Through its predecessor, Travelers Express Company, Inc. (“Travelers Express”), MPSI has been in operation for nearly 70 years. Travelers Express acquired MPSI in 1998, adding the MoneyGram brand to our Company and adding international money transfer services to our payment service offerings. In 2005, we consolidated the operations of Travelers Express with MPSI to eliminate costs of operating the two businesses under separate corporate entities. This completed the transition of our business from the Travelers Express brand to the MoneyGram brand, and we retired the Travelers Express brand.

In 2006, our subsidiary MoneyGram Payment Systems Italy, S.r.l. acquired the assets of Money Express S.r.l., our former super-agent in Italy. We also developed a retail strategy in Western Europe to offer our services through Company-owned retail stores and kiosks in addition to our typical agent model. Our subsidiary in France, MoneyGram France S.A., became a licensed financial institution in September 2006. As of December 31, 2009, we operate 32 Company-owned retail stores or kiosks in France and 33 in Germany. In 2007, we completed the acquisition of PropertyBridge, Inc. (“PropertyBridge”), a provider of electronic payment processing services for the real estate management industry.

In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital. The equity component of the recapitalization consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) in a private placement of 760,000 shares of Series B Participating Convertible Preferred Stock of the Company (the “B Stock”) and Series B-1 Participating Convertible Preferred Stock of the Company (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”) for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of B-1 Stock.

As part of the recapitalization, our wholly owned subsidiary, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”), issued Goldman Sachs $500.0 million of senior secured second lien notes with a 10-year maturity (the “Notes”). We also entered into a senior secured amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) as agent for a group of lenders, bringing the total facility to $600.0 million (the “Senior Facility”). The amended facility included $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recapitalization” for further information regarding the recapitalization.

In 2008, we completed the acquisition of MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol, S.A., two money transfer super-agents located in Spain. Thereafter, we merged Cambios Sol, S.A. into MoneyCard and now maintain MoneyCard as our subsidiary. In 2009, we acquired the French assets of R. Raphaels & Sons PLC

(“Raphaels Bank”). In January 2010, we acquired the assets of our agent in the Netherlands, Blue Dolphin Financial Services N.V. Finally, we sold FSMC, Inc. and continued the exit of our ACH Commerce business in 2009.

Our Business

Our global money transfer and bill payment services are our primary revenue drivers. Money transfers are transfers of funds between consumers from one location to another. The sender pays a fee based on the amount to be transferred and the location at which the funds are to be received. The transferred funds are made available for payment in cash to the designated recipient at any agent location. In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account, mobile phone account or prepaid card. We typically pay both our “send” and “receive” agents a commission for the transaction.

We provide money transfer services through our worldwide network of agents and through Company-owned retail locations in the United States and Western Europe. We also offer our money transfer services on the Internet via our MoneyGram Online service. In Italy and the Philippines, we also offer our money transfer services via mobile phone and intend to expand our mobile phone money transfer network.

Our primary bill payment service offering is our ExpressPayment® service, which is offered at all of our money transfer agent locations in the United States and at certain agent locations in select Caribbean countries. Our ExpressPayment service enables a consumer to pay cash at an agent location for bills and obtain same-day notification of credit to the consumer’s account with their biller. Our consumers can also use our ExpressPayment service to load and reload prepaid debit cards. Our ExpressPayment bill payment service is also available for payments to select billers via the Internet at www.moneygram.com.

We also derive revenue through our money order and official check services. We provide money orders through retail and financial institutions located throughout the United States and Puerto Rico, and we provide official check outsourcing services to financial institutions across the United States. Consumers use our money orders to make bill payments or in lieu of cash or personal checks. Official checks are used by consumers where a payee requires a check drawn on a bank and by financial institutions to pay their own obligations.

During 2009, 2008 and 2007, our 10 largest agents accounted for 48 percent, 44 percent and 36 percent, respectively, of our total company fee and investment revenue and 53 percent, 53 percent and 53 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Walmart Stores, Inc. (“Walmart”) is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2009, 2008 and 2007, Walmart accounted for 29 percent, 26 percent and 20 percent, respectively, of our total company fee and investment revenue, and 32 percent, 31 percent and 29 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Our contract with Walmart in the United States provides for Walmart’s sale of our money order and money transfer services, and real-time, urgent bill payment services at its retail locations on an exclusive basis. The term of our agreement with Walmart runs through January 2013.

Our Segments

During the fourth quarter of 2009, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business primarily through two segments: Global Funds Transfer and Financial Paper Products. Following is a description of each segment.

Global Funds Transfer Segment

The Global Funds Transfer segment is our primary segment, providing money transfer and bill payment services to consumers, who are often “unbanked” or “underbanked.” “Unbanked consumers” are those consumers who do not have a traditional relationship with a financial institution. “Underbanked consumers” are consumers who, while they may have a savings account with a financial institution, do not have a checking account. Other consumers who use our services are “convenience users” and “emergency users” who may have a checking account with a financial institution, but prefer to use our services on the basis of convenience or to make emergency payments. We primarily offer services to consumers through third-party agents, including retail chains, independent retailers and financial institutions.

In 2009, our Global Funds Transfer segment had total fee and investment revenue of $1,027.9 million. We continue to focus on the growth of our Global Funds Transfer segment outside of the United States. During 2009, 2008 and 2007, operations outside of the United States generated 27 percent, 25 percent and 21 percent, respectively, of our total company fee and investment revenue, and 31 percent of our Global Funds Transfer segment fee and investment revenue in all three years.

The Global Funds Transfer segment is managed as two geographical regions, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region includes the United States, Canada, Mexico and Latin America (including the Caribbean). The EMEAAP region includes Europe, the Middle East, Africa and the Asia Pacific region. In 2009, we added 14,000 net locations to our global agent network.

As of December 31, 2009, we had 66,000 agent locations in the Americas. We added 3,200 Canada Post locations to our network, making our money transfer services available coast to coast across Canada. The addition of agent locations in the United States and Canada were more than offset by numerous agent closures during the year. In Brazil, we added 1,000 Itau Unibanco locations, bringing money transfer services to the bank’s network of nearly 5,000 locations. We also added nearly 1,200 locations in Mexico, Ecuador, Colombia and the Dominican Republic.

In the EMEAAP region, we added 16,600 agent locations in several key markets. Through our agreement with M. Lhuillier Financial Services, Inc., we added 1,200 agent locations in the Philippines. In India, we have relationships with 18 banks and now have more than 22,000 agent locations. The Bank of China offers our services at all of its 200-plus locations in Beijing and is expanding its offering of our services into its full network of 10,000 locations across the mainland. In Saudi Arabia, National Commerce Bank now offers our money transfer services at its 1,400 ATM locations, creating one of the largest money transfer networks in Saudi Arabia. We also significantly expanded our agent locations in Kenya, Ethiopia, Angola, Morocco, Thailand, South Korea, Romania, Cyprus, Sweden and Serbia. As of December 31, 2009, we had 124,000 agent locations in the EMEAAP region, representing a 16 percent increase from December 31, 2008.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. Our platforms include AgentConnect®, which is integrated into an agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree® service, customers may contact our call center and a representative will collect transaction information over the telephone, entering it directly into our central data processing system. We also operate two customer care centers in the United States, and we contract for additional call center services in Bulgaria and the Dominican Republic. We provide call center services 24 hours per day, 365 days per year and provide customer service in over 30 languages.

Money Transfers.  We derive our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that enable us to establish different consumer fees and foreign exchange rates for our money transfer services by location, for a broader segment such as defined ZIP code regions or for a widespread direct marketing area. We strive to maintain our money transfer consumer fees at a price point below our primary competitor and above the niche players in the market.

As of December 31, 2009, we offer money transfers to consumers in a choice of local currency, United States dollars or euros in 136 countries (“multi-currency”). Our multi-currency technology allows us to execute our money transfers directly between and among several different currencies. Where implemented, these capabilities allow our agents to settle with us in local currency and allow consumers to know the amount that will be received in the local currency of the receiving country, or in United States dollars or euros in certain countries.

As of December 31, 2009, our agent network consisted of approximately 190,000 money transfer agent locations in approximately 190 countries and territories worldwide. These agent locations are in the following geographic regions: 43,700 locations in Western Europe and the Middle East; 39,500 locations in North America; 26,700 locations in the Indian subcontinent; 26,500 locations in Latin America (including Mexico, which represents 12,900 locations); 25,800 locations in Eastern Europe; 19,800 locations in Asia Pacific; and 8,000 locations in Africa.

Bill Payment Services.  We derive our bill payment revenues primarily from transaction fees charged to consumers for each bill payment transaction completed. Our bill payment services allow consumers to make urgent payments or pay routine bills through our network to certain creditors (“billers”). We maintain relationships with billers in key industries (also referred to as “verticals”). These industries include the credit card, mortgage, auto finance, telecommunications, corrections, satellite, property management, prepaid card and collections industries.

Our bill payment services also enable consumers to load and reload prepaid debit cards. Consumers with any Visa ReadyLink®-enabled prepaid card or any NetSpend® prepaid debit card can add funds to their cards at any of our United States agent locations. We also offer our MoneyGram AccountNow® Prepaid Visa card, which participates in the Visa ReadyLink, Interlink® and Plus® networks. The card can be used everywhere Visa is accepted and can be reloaded at any of our United States agent locations.

Our bill payment service also allows customers to make low-cost, in-person payments of non-urgent utility bills for credit to a biller, typically within two to three days. Through our PropertyBridge service, we offer a complete bill payment solution to the property rental industry, including the ability to electronically accept security deposits and rent payments.

Financial Paper Products Segment

Our Financial Paper Products segment provides money orders to consumers through our retail and financial institution agent locations in the United States and Puerto Rico, and provides official check services for financial institutions in the United States.

In 2009, our Financial Paper Products segment posted revenues of $122.8 million. Since early 2008, our investment portfolio has consisted of lower risk, highly liquid, short-term securities that produce a lower rate of return, which has resulted in lower revenues and profit margins in our Financial Paper Products segment.

Money Orders.  We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than 10 days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain of our large retail and financial institution agents in the United States.

In 2009, we issued approximately 204.7 million money orders through our network of 61,092 agent and financial institution locations in the United States and Puerto Rico. In 2008, we issued approximately 245.1 million money orders through our network of 73,030 agent and financial institution locations in the United States and Puerto Rico.

Official Check Outsourcing Services.  As with money orders, we generate revenue from our official check outsourcing services from per item and other fees and from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than 3.5 days. In 2009, we restructured our official check business model by reducing the commissions we pay our financial institution customers and increasing per item and other fees. As of December 31, 2009, we provide official check outsourcing services at approximately 14,000 branch locations of more than 1,600 financial institutions. We issued 35.9 million and 42.4 million of official checks in 2009 and 2008, respectively.

Product and Infrastructure Development and Enhancements

We focus our product development and enhancements on innovative ways to transfer money and pay bills. We continually seek to provide our customers with added flexibility and convenience to help them meet the financial demands of their daily lives. We also invest in our infrastructure to increase efficiencies and support our strategic initiatives.

In 2009, we began reaching new customers through alternate money transfer delivery channels. We now offer mobile phone money transfers through key agents in the Philippines and Italy. In January 2010, we launched the MoneyGram iPhonetm application, Mobile Companion, allowing consumers to search for agent locations, including the agent’s address, phone numbers and hours of operation. Mobile Companion also includes the convenience of a fee estimator that allows consumers to determine the fee for a transaction in advance.

We also introduced the convenience of cash-to-card services through key agents in the Philippines, which allows their customers to collect remittances on a card, which can then be used to pay for purchases at participating stores.

We have made enhancements to our MoneyGram Online service and will continue to make further enhancements to provide a better consumer experience and efficiency in completing a transaction for our online customers, as well as more cost-effective transaction processing. We also enhanced our MoneyGram rewards program and now offer members the ability to receive a text message on their mobile phones informing them that the funds they transferred have been picked up by their receiver. We expanded our MoneyGram Rewards program to Canada, Italy, France, Germany and Spain in 2009, and will continue its international expansion during 2010 and beyond. Total MoneyGram Rewards membership grew 30 percent from 2008.

We continue to invest in our infrastructure to provide a better overall consumer and agent experience, reduce our costs and create efficiencies. We have made important infrastructure enhancements to our settlement and commission processing, data management, financial systems and regulatory and compliance reporting. We are continuing our efforts to enhance our agent on-boarding process, improving our speed to market for new agents.

Sales and Marketing

We market our products and services through a number of dedicated sales and marketing teams, and we continually assess the effectiveness of our sales and marketing efforts. In the United States, a dedicated sales and marketing team markets our money transfer, money order and bill payment services. Dedicated sales and marketing teams also market our bill payment services directly to billers, including those in key verticals, and market our official check and money order services to financial institutions. In addition, we have sales and marketing teams that focus on strategic alliances and partnerships. Internationally, we have sales and marketing teams located in or near the following regions: Western Europe; Eastern Europe; Asia; Australia; the Middle East; Africa; Canada; Mexico; and Latin America.

Our sales and marketing efforts continue to be supported by a wide range of consumer advertising methods. A key component of our advertising and marketing is our global branding. Our global branding is a result of significant research and differentiates MoneyGram from other payment services providers. Signage continues to be a key method by which we build global awareness of our brand. We strive to ensure that our signs are displayed prominently at our agent locations and that our signage displays our brand consistently across the markets we serve. We also use traditional media methods to reach our consumers, including television, radio and print advertising, as well as advertising our services at community and cultural events throughout the world.

Our MoneyGram Rewards program continues to build loyalty and repeat usage with consumers around the world. The program includes features such as a discount structure based on a consumer’s use of our services, e-mail and/or text message notifications to the sender when the funds are picked up, and a more streamlined customer service experience.

Competition

While we are the second largest money transfer company in the world, the market for our money transfer and bill payment services remains very competitive. The market consists of a small number of large competitors and a large number of small, niche competitors. Our competitors include other large money transfer and electronic bill payment providers, banks and niche person-to-person money transfer service providers that serve select regions. As new technologies for money transfer and bill payment services emerge that allow consumers to send and receive money and to pay bills in a variety of ways, we face increasing competition. These emerging technologies include online payment services, card-based services such as ATM cards and stored-value cards, bank-to-bank money transfers and mobile telephone payment services.

We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price and commission. We compete for money transfer consumers on the basis of number and location of outlets, price, convenience, technology and brand recognition.

Regulation

Compliance with legal requirements and government regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations that include international, federal and state anti-money laundering laws and regulations; money transfer and payment instrument licensing laws; escheatment laws; privacy laws; data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance program to stay current with the most recent legal and regulatory changes. During 2009, we increased our compliance personnel headcount and made investments in our compliance-related technology and infrastructure.

Anti-Money Laundering Compliance.  Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against the government’s watch-lists, including but not limited to, the watch list maintained by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”);

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require the aggregation of information over multiple transactions;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;

•	registration or licensing of the Company or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and

•	minimum capital or capital adequacy requirements.

Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements.

We offer our money transfer services through third-party agents with whom we contract and do not directly control. As a money services business, the Company and its agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We also offer in-person and online training as part of our agent compliance training program and engage in various agent oversight activities.

Money Transfer and Payment Instrument Licensing.  The majority of United States states, the District of Columbia, Puerto Rico and the United States Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. In November 2009, our primary overseas operating subsidiary, MoneyGram International Ltd, became a licensed payment institution under the European Union Payment Services Directive. Licensing requirements generally include minimum net worth, provision of surety bonds, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary from state to state, but generally include cash and cash equivalents, United States government securities and other highly rated debt instruments. Most states and our other regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states and other regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

Escheatment Regulations.  Unclaimed property laws of every state, the District of Columbia, Puerto Rico and the United States Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.

Privacy Regulations.  In the ordinary course of our business, we collect certain types of data which subjects us to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to the European Union Privacy Directive (the “Privacy Directive”). We abide by the United States Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Privacy Directive. In some cases, the privacy laws of a European Union member state may be more restrictive than the Privacy Directive and may impose additional duties with which we must comply. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly and conflicting laws in the various jurisdictions where we do business pose challenges.

Banking Regulations.  We were recently informed by Goldman Sachs that the Company may be deemed a controlled subsidiary of a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), as a result of Goldman Sachs’ status as a bank holding company and its equity interest in the Company. Affiliates of Goldman Sachs beneficially own all of the Company’s Series B-1 Preferred Stock, and may convert the B-1 stock into non-voting Series D Preferred Stock (the “D Stock”). While not convertible into common stock of the Company while beneficially owned by Goldman Sachs, the D Stock may be sold or transferred to a third party who may then convert the D Stock into common stock. As a result, Goldman Sachs has informed us that the Company may be considered a controlled non-bank subsidiary of Goldman Sachs for U.S. bank regulatory purposes. Companies that are deemed to be subsidiaries of a bank holding company are subject to the Bank Holding Company Act, and are thus subject to reporting to, and examination and supervision by, the Federal Reserve Board.

Bank holding companies may engage in the business of banking, managing and controlling banks, as well as closely related activities. Bank holding companies that are well-capitalized, well-managed and meet certain other conditions (referred to as “financial holding companies”) are allowed greater operational flexibility. The Federal Reserve Board has approved Goldman Sachs as a financial holding company, and Goldman Sachs may engage in additional activities that are deemed financial in nature, such as securities and insurance activities and certain merchant banking activities. The Federal Reserve Board, together with the U.S. Treasury Department, may periodically announce additional permissible activities for financial holding companies.

The businesses that we conduct are permissible activities for subsidiaries of financial holding companies under U.S. law, and we do not expect the limitations described above to adversely affect our current operations. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in at some time in the future. It is also possible that these laws may be amended in the future, or new laws or regulations adopted, that adversely affect our ability to engage in our current or additional businesses.

In addition, a financial holding company that falls out of compliance with the well-managed, well-capitalized and other requirements applicable to financial holding companies must enter into an agreement with the Federal Reserve Board to rectify the situation. The Federal Reserve Board may refuse to allow the financial holding company, including its subsidiaries, to engage in activities that are permissible for financial holding companies but not permissible for bank holding companies. Consequently, Goldman Sachs’ non-compliance with the requirements applicable to financial holding companies could have an impact on the Company.

We have been in discussions with Goldman Sachs regarding this matter, and Goldman Sachs and the Company are each evaluating various alternatives pursuant to which the Company would not be deemed to be a subsidiary of a bank holding company and thus not subject to the Bank Holding Company Act. There can be no assurance of any particular outcome of such evaluations.

Other.  We sell our MoneyGram-branded prepaid card in the United States, in addition to loading prepaid cards of other card issuers through our ExpressPayment system. Prepaid card services are generally subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws are applicable to us is uncertain and we are currently unable to determine the impact that any future clarification, changes or interpretation of these laws will have on our services.

Clearing and Cash Management Bank Relationships

Our business involves the movement of money. On average, we move over $1.0 billion daily to settle our payment instruments and make related settlements with our agents and financial institutions. We generally receive a similar amount on a daily basis from our agents and financial institutions in connection with our payment service obligations. We move money through a network of clearing and cash management banks, and our relationships with these clearing banks and cash management banks are a critical component of our ability to move funds on a global and timely basis.

We maintain contractual relationships with a variety of domestic and international cash management banks for automated clearing house (“ACH”) and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. During 2009, we converted to a new primary international cash management banking relationship. This relationship and our other banking relationships provide us with cash management services that are sufficient for our needs.

We rely on two banks to clear our retail money orders. We entered into a new five-year agreement with our secondary money order clearing bank in early 2009, and are in the process of negotiating a new agreement with our primary money order clearing bank. We currently have five official check clearing banks. We believe these relationships provide sufficient capacity for our money order and official check outsourcing services.

Intellectual Property

The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the United States and a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are also important to our business, including our ExpressPayment, globe with arrows logo, MoneyGram Rewards, The Power is in Your Hands®, The Power to Change the Way You Send Money®, FormFree and AgentConnect marks. In addition, we maintain a portfolio of MoneyGram branded domain names.

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

We own United States and foreign patents related to our money order and money transfer technology. Our United States patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems and printing techniques, many of which have expired. We also have patent applications pending in the United States that relate to our money transfer, money order, PrimeLink and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace. However, our competitors also actively patent their technology and business processes.

Employees

As of December 31, 2009, we had approximately 1,806 full-time employees in the United States and 591 full-time employees outside of the United States. In addition, we engage contractors to support various aspects of our business. None of our employees in the United States are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

In September 2009, the Board of Directors announced that Pamela H. Patsley assumed the role of Chief Executive Officer, succeeding Anthony P. Ryan, who had assumed the role in January 2009. Ms. Patsley will continue her role as the Chairman of the Board as appointed in January 2009. In December 2009, we announced the January 2010 departure of Jeffrey R. Woods, who assumed the role of Executive Vice President and Chief Financial Officer following the departure of David J. Parrin in the first quarter of 2009. Steven Piano was named as Executive Vice President of Human Resources in August 2009, following the departure of Cindy Stemper in May 2009. Timothy C. Everett assumed the role of Executive Vice President, General Counsel and Corporate Secretary in January 2010, following the retirement of Teresa H. Johnson in September 2009. In September 2009, Mary A. Dutra departed from her role as Executive Vice President, Global Payment Processing and Settlement. Mubashar Hameed, Chief Information Officer, departed in January 2010. The Company is in the process of identifying a Chief Financial Officer and a Head of Operations and Technology. Following is information regarding our executive officers:

Pamela H. Patsley, age 53, has served as Chairman and Chief Executive Officer since September 2009. Ms. Patsley was appointed Executive Chairman in January 2009. Ms. Patsley also serves on the boards of directors of Texas Instruments, Inc. and Dr. Pepper Snapple Group, Inc. Ms. Patsley previously served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc.

Jean C. Benson, age 42, has served as Senior Vice President, Controller since May 2007. Ms. Benson previously served as Vice President, Controller from August 2001 to May 2007. From 1994 to 2001, Ms. Benson was with Metris Companies, Inc., a financial products and services company, serving as Corporate Controller and Executive Vice President of Finance from 1996 to 2001. From 1990 to 1994, Ms. Benson was an auditor with the accounting firm Deloitte & Touche LLP.

Daniel J. Collins, age 46, has served as Senior Vice President, Treasurer since August 2008. Mr. Collins previously served as Vice President, Audit from June 2004 to August 2008. From 2000 to 2004, Mr. Collins served as Controller of the investment firm of RBC Wealth Management. From 1997 to 2000, Mr. Collins served as Division CFO, Consumer Products for U.S. Bank. Prior to that, Mr. Collins spent four years with the accounting firm PricewaterhouseCoopers LLP and six years with the accounting firm Ernst & Young, LLP, most recently as senior manager.

Timothy C. Everett, age 47, has served as Executive Vice President, General Counsel and Corporate Secretary since January 2010. Mr. Everett previously served as Vice President and Secretary of Kimberly-Clark Corporation, a multi-national consumer product company, from 2003 to 2009. Prior to that, Mr. Everett served in various roles of increasing responsibility at Kimberly-Clark from 1993 to 2003. From 1990 to 1993, Mr. Everett was with the global law firm, Akin, Gump, Strauss, Hauer & Feld, LLP. From 1984 to 1987, Mr. Everett was an auditor with the accounting firm Ernst & Young, LLP.

John Hempsey, age 57, has served as Executive Vice President of EMEAAP since December 2009. From May 2003 to December 2009, Mr. Hempsey served as Chief Executive Officer of the Company’s subsidiary, MoneyGram International Ltd. From 2001 to 2003, Mr. Hempsey served as a non-executive board member of Travelex Group Limited, a payment services company. From 1982 to 2001, Mr. Hempsey was with Thomas Cook Global Financial Services prior its acquisition by Travelex Group, serving most recently as Chief Executive Officer. From 1974 to 1982, Mr. Hempsey was with the accounting firms KPMG LLP and Ernst & Young LLP.

Theodore L. Hill, age 47, has served as Senior Vice President, Global Services and General Manager, Financial Paper Products since February 2010. From 2008 to February 2010, Mr. Hill served as Vice President, Global Services and General Manager, Financial Paper Products. From 2007 to 2008, Mr. Hill served as Vice President, Global Services and from 2000 to 2007 served as Vice President, Customer Setup and Support. Mr. Hill had served as Senior Director, Customer Setup and Support from 1999 to 2000, Director, Global Client Services from 1995 to 1999 and Manager, Control Operations from 1989 to 1995. From 1984 to 1989, Mr. Hill was with Sears, Roebuck & Co.

Daniel J. O’Malley, age 45, has served as Executive Vice President of the Americas since December 2009. From April 2007 to December 2009, Mr. O’Malley served as Senior Vice President, Global Payment Systems/President Americas. Mr. O’Malley previously served as Vice President, Global Payment Systems/Americas from April 2003 to April 2007, Vice President, Customer Service from June 1999 to April 2003, Director, Operations from 1996 to 1999, Regulatory Project Manager from 1995 to 1996, Manager of the Southeast Processing Center from 1989 to 1995 and Coordinator of the Southeast Processing Center from 1988 to 1989. Prior to joining the Company, Mr. O’Malley held various operations positions at NCNB National Bank and Southeast Bank N.A. from 1983 to 1988.

Steven Piano, age 44, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, a global electronic payment processing company, serving most recently as Senior Vice President — First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet — Nielsen Media Research and Lehman Brothers.

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

RISK FACTORS

Our increased debt service, significant debt covenant requirements and our credit rating could impair our financial condition and adversely affect our ability to operate and grow our business.

We have substantial debt service obligations. Our indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our debt agreements contain financial and restrictive covenants which could significantly impact our ability to operate our business and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our debt service obligations could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures;

• our debt service obligations may affect our ability to attract or retain agents on favorable terms;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted, and no such dividends are contemplated for at least the next 12 months; and

•	payment of cash dividends to the holders of the preferred stock in the future could reduce the funds available to us for our operations, acquisitions, product development or other corporate initiatives.

Our credit rating is non-investment grade. Together with our leverage, this rating adversely affects our ability to obtain additional financing and increases our cost of borrowing. A non-investment grade rating may also affect our ability to attract and retain certain customers.

Our recapitalization significantly diluted the interests of the common stockholders and grants other important rights to the Investors.

The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent. Dividends payable on the Series B Stock have been accrued since inception. If we continue to accrue dividends in lieu of paying in cash, the ownership interest of the Investors will substantially increase and continue to dilute the interests of the common stockholders. With the accrual of dividends, the Investors had an equity interest of 82 percent as of December 31, 2009.

The holders of the B Stock vote as a class with the common stock and have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of B Stock were converted into common stock plus the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into Series D Participating Convertible Preferred Stock and subsequently converted into common stock. As a result, holders of the B Stock are able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of the Investors will coincide with the interests of other holders of our common stock.

In view of their significant ownership stake in the Company, THL, as holders of the B Stock, has appointed four members to our Board of Directors and Goldman Sachs, as holders of the B-1 Stock, has appointed two observers to our Board of Directors. The size of our Board has been set at nine directors, three of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, Goldman Sachs shall have the right to designate one director who shall have one vote and THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully converted basis assuming the conversion of all shares of Series B Stock into common stock, minus the one vote of the director designated by Goldman Sachs. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

Sustained financial market illiquidity could adversely affect our business, financial condition and results of operations.

The global capital and credit markets continue to experience illiquidity. As a result, we may face certain risks. In particular:

•	We may be unable to liquidate short-term investments, including those held in money market funds that we need to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

•	Banks upon which we rely to conduct our official check, money order and money transfer businesses could fail. This could lead to our inability to access funds and/or to credit losses for us and could adversely impact our ability to conduct our official check, money order and money transfer businesses.

•	Our revolving credit facility with a consortium of banks is one source of funding for corporate transactions and liquidity needs. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions such as acquisitions could be adversely affected.

•	We may be unable to borrow from financial institutions or institutional investors on favorable terms which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

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

Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our customers tend to have employment in industries such as construction, manufacturing and retail that tend to be more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business which could adversely affect our results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.

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

If we lose key agents or are unable to maintain our Global Funds Transfer agent or biller networks, our business and results of operations could be adversely affected.

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

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2009 and 2008, our 10 largest agents accounted for 48 percent and 44 percent, respectively, of our total company fee and investment revenue and 53 percent and 53 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. In 2009 and 2008, our largest agent, Walmart, accounted for 29 percent and 26 percent, respectively, of our total company fee and investment revenue and 32 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. The term of our agreement with Walmart runs through January 2013. If any of our key agents were not to renew their contracts with us, or if such agents were to reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business and results of operations would be adversely affected.

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

The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2009, we had credit exposure to our agents of approximately $436.4 million in the aggregate spread across over 14,000 agents, of which five owed us in excess of $15.0 million.

Our official checks outsourcing business is conducted through financial institutions. Our official check financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. MoneyGram is liable for payment on all of those instruments except cashier’s checks. As of December 31, 2009, we had credit exposure to our official check financial institution customers of approximately $482.0 million in the aggregate spread across 1,700 financial institutions, of which one owed us in excess of $15.0 million.

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

Failure to attract and retain key employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a large extent upon our ability to attract and retain key employees. We are in a period of significant change in our executive management team, including vacancies of key positions, and we may face uncertainties in implementing our business strategies and goals as a result. A failure to attract and retain key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, in particular our largest competitor, The Western Union Company. In addition, new competitors or alliances among established companies may emerge. With respect to our money transfer, urgent bill payment and money order businesses, our primary competition comes from our largest competitor. We cannot anticipate every effect that actions taken by our competitors will have on our business, or the money transfer and bill payment industry in general.

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

MoneyGram and our agents are subject to a number of risks relating to United States and international regulatory requirements which could result in material settlements, fines or penalties or changes in our or their business operations that may adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations which vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to United States federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of the OFAC, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. Additionally, we are subject to the anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws, as well as privacy and data protection laws. Many of the laws to which we are subject are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.

Changes in laws, regulations or other industry practices and standards may increase our costs of operations and may disrupt our business as we develop new business and compliance models. For example, the European Union’s Payment Services Directive (“PSD”) has created a new framework of licensing and other regulations for our business operations in the European Union and imposes a number of new requirements on our business, including greater potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. We have modified our business operations in the European Union in light of PSD and will likely experience increased costs of operating in the European Union. In the event we fail to comply with the PSD, our business, financial position and results of operations may be adversely impacted. Additionally, the United States and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial position and results of operations.

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

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While we have instituted policies and procedures to protect against violations of law, it is possible that our money transfer service or other products could be used by wrong-doers in contravention of United States law or regulations. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

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

We may, from time to time, acquire or start up businesses both inside and outside of the United States. The acquisition and integration of businesses, involve a number of risks. We may not be able to successfully integrate businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.

There are a number of risks associated with our international sales and operations that could adversely affect our business.

We provide money transfer services between and among approximately 190 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

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

We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our 2007 and 2008 net security losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. An unfavorable outcome of a tax review or audit could result in higher tax expense, which could adversely affect our results of operations and cash flows. We establish reserves for material, known tax exposures. While we believe our reserves are adequate to cover material, known tax exposures, there can be no assurance that an actual taxation event would not exceed our reserves.

Because we may be deemed to be a subsidiary of a financial holding company under the Bank Holding Company Act, we may be limited in our ability to engage in other businesses.

Because Goldman Sachs is a registered bank holding company, the Federal Reserve Board has the authority to examine and supervise its operations, including the operations of its controlled subsidiaries. We may be deemed a controlled subsidiary of Goldman Sachs. As Goldman Sachs has been approved by the Federal Reserve Board as a financial holding company and because we may be deemed to be an indirect subsidiary of Goldman Sachs, our ability to engage in other businesses may be limited to those permissible for a financial holding company.

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

The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 82,300,000 shares out of a total of 82,515,119 shares issued and outstanding as of December 31, 2009. The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share, subject to anti-dilution rights. Under the Registration Rights Agreement entered into between the Company and the Investors at the closing of the recapitalization, the Investors and other parties may require us to register for sale publicly (at times largely of their choosing) all of the Series B Stock that they hold, as well as any common stock or Series D Participating Convertible Preferred Stock into which the B-1 Stock may be converted. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

An agreement among the Investors and Walmart could prevent an acquisition of the Company.

Effective through March 17, 2010, the Investors and Walmart have an agreement that, among other things, prevents the Investors, without the prior written consent of Walmart, from voting in favor of, consenting to or selling or transferring their equity securities in a manner that would result in a change of control of the Company. The Investors collectively have a majority of the voting stock of the Company and Walmart, whose interests may differ from our stockholders’ interests, could prevent the Investors from agreeing to a sale of the Company under certain circumstances.

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

Our common stock is currently listed on the NYSE. The NYSE requires us to maintain an average closing price of our common stock of $1.00 per share or higher over 30 consecutive trading days as well as to maintain average market capitalization and stockholders’ equity of at least $75 million.

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

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration

Minneapolis, MN	Corporate Headquarters	Both	168,211	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	1/31/2012
Brooklyn Center, MN	Global Operations Center	Both	44,026	1/31/2012
Lakewood, CO	Call Center	Global Funds Transfer	114,240	3/31/2012

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. We also have a number of other smaller office locations in Arkansas, California, Florida, New York, France, Germany, Italy, Spain and the United Kingdom, as well as small sales and marketing offices in Australia, China, Greece, Hong Kong, India, Italy, the Netherlands, Nigeria, Russia, South Africa, Spain, Ukraine and United Arab Emirates. We believe that our properties are sufficient to meet our current and projected needs.

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

Federal Securities Class Actions — The Company and certain of its present and former officers and directors are defendants in a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The Consolidated Complaint seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which the parties agreed, subject to final approval of the parties and the court, to settle this action for a cash payment of $80 million, all but $20 million of which would be paid by the Company’s insurance carriers. On March 9, 2010, the parties entered into a Settlement Agreement to settle the case on terms consistent with the Memorandum of Understanding. On March 10, 2010, the Court issued an Order that preliminarily approved the settlement. The parties will seek final approval of the settlement at a hearing currently set for June 18, 2010.

Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated shareholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this Action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. The Memorandum of Understanding provides for changes to MoneyGram’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part in connection with MoneyGram’s recent recapitalization. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. The Memorandum of Understanding is subject to negotiation and execution of definitive settlement documents containing usual and customary settlement terms, notice to shareholders, and approval of the Court.

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

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants.

SEC Inquiry — By letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008 and November 5, 2008, the Company received additional letters from the SEC requesting certain information. The Company cooperated with the SEC on a voluntary basis.

Other Matters — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union, awarding $16.5 million to Western Union. The Company has appealed the verdict. In connection with its agreement with the Federal Trade Commission (“FTC”), the Company is making enhancements to its consumer anti-fraud program and has paid $18.0 million into an FTC-administered fund to refund consumers who have been victimized through third-party fraud. The Company is continuing to cooperate with a government entity in a separate matter involving complaints that certain individuals or entities may have used our money transfer services for fraud-induced money transfers.

Item 4.	[RESERVED]

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol MGI. No dividends on our common stock were declared by our Board of Directors in 2009 or 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mezzanine Equity and Stockholders’ Deficit” and Note 13 — Stockholders’ Deficit of the Notes to Consolidated Financial Statements. As of March 8, 2010, there were 13,919 stockholders of record of our common stock.

The high and low sales prices for our common stock for fiscal 2009 and 2008 were as follows:

	2009		2008
Fiscal Quarter	High	Low	High	Low

First	$1.55	$1.00	$14.27	$1.57
Second	$1.78	$1.08	$2.03	$0.90
Third	$3.29	$1.83	$1.94	$0.98
Fourth	$3.25	$2.19	$1.60	$0.85

The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. These authorizations were announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2009, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007, other than in connection with employees’ exercise of stock options. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.

We completed a recapitalization on March 25, 2008, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 2 — Recapitalization of the Notes to Consolidated Financial Statements. The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $25.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from December 31, 2004 to December 31, 2009 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The peer group index of payment services companies consists of: Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., MasterCard, Inc., Online Resources Corporation, Total System Services, Inc., Visa, Inc. and The Western Union Company (the “Peer Group Index”). We changed our peer group in 2009 to delete CSG Systems International, Inc., DST Systems, Inc. and Jack Henry & Associates, Inc. and to add MasterCard, Inc. and Visa, Inc. We believe the new peer group represents a more relevant group of companies in the global remittance market that we participate in. The graph assumes the investment of $100 in each of our common stock, our peer group indexes and the S&P 500 Index on December 31, 2004, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009

MONEYGRAM INTERNATIONAL, INC.	100	123.73	149.60	74.01	4.91	13.87
S&P 500 INDEX	100	104.91	121.48	128.16	80.74	102.11
OLD PEER GROUP INDEX	100	109.24	125.51	136.30	83.68	112.65
NEW PEER GROUP INDEX	100	108.57	127.08	158.25	99.61	157.65

Item 6.	SELECTED FINANCIAL DATA

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

YEAR ENDED DECEMBER 31,	2009	2008	2007	2006	2005

(Dollars and shares in thousands, except per share data)

Operating Results
Revenue
Global Funds Transfer segment	$1,027,850	$1,013,154	$858,702	$671,459	$507,359
Financial Paper Products segment	122,783	238,192	470,126	472,239	447,674
Other	21,269	(324,228)	(1,171,291)	15,861	16,203

Total revenue	1,171,902	927,118	157,537	1,159,559	971,236
Commissions expense	(498,467)	(604,609)	(663,908)	(563,659)	(470,472)

Net revenue (losses) (1)	673,435	322,509	(506,371)	595,900	500,764

Expenses	(695,757)	(659,700)	(486,896)	(419,127)	(354,388)

(Loss) income from continuing operations before income taxes (2)	(22,322)	(337,191)	(993,267)	176,773	146,376
Income tax (benefit) expense	(20,416)	(75,806)	78,481	52,719	34,170

Net (loss) income from continuing operations	$(1,906)	$(261,385)	$(1,071,748)	$124,054	$112,206

(Loss) earnings per common share:
Basic	$(1.48)	$(4.19)	$(12.94)	$1.47	$1.32
Diluted	(1.48)	(4.19)	(12.94)	1.45	1.30
Weighted-average shares outstanding:
Basic	82,499	82,456	82,818	84,294	84,675
Diluted	82,499	82,456	82,818	85,818	85,970
Financial Position
Excess (shortfall) of assets over payment service obligations (3)	$313,335	$391,031	$(551,812)	$358,924	$366,037
Substantially restricted assets (3)	5,156,789	5,829,030	7,210,658	8,568,713	8,525,346
Total assets	5,929,663	6,642,296	7,935,011	9,276,137	9,175,164
Payment service obligations	4,843,454	5,437,999	7,762,470	8,209,789	8,159,309
Long-term debt	796,791	978,881	345,000	150,000	150,000
Mezzanine equity (4)	864,328	742,212	—	—	—
Stockholders’ (deficit) equity	(883,013)	(781,736)	(488,517)	669,063	624,129
Other Selected Data
Capital expenditures	$38,258	$40,357	$71,142	$81,033	$47,359
Depreciation and amortization	$57,091	$56,672	$51,979	$38,978	$32,465
Cash dividends declared per share	$—	$—	$0.20	$0.17	$0.07
Average investable balances (5)	$4,246,507	$4,866,339	$6,346,442	$6,333,115	$6,726,790
Net investment margin (6)	0.75%	1.23%	2.28%	2.31%	1.91%
Approximate number of countries and territories served	190	190	180	170	170
Number of money order locations (7)	49,000	59,000	59,000	55,000	53,000
Number of money transfer locations (7)	190,000	176,000	143,000	110,000	89,000

(1)	Net revenue for 2008 includes net securities losses of $340.7 million from the realignment of the investment portfolio in the first quarter of 2008, other-than-temporary impairments and declines in the value of our trading investments. Net losses for 2007 of $1.2 billion relates to other-than-temporary impairments in the Company’s investment portfolio.

(2)	Loss from continuing operations before income taxes for 2009 includes $54.8 million of legal reserves relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the FTC; $18.3 million of goodwill, intangible asset and corporate airplane impairments and a $14.3 million net curtailment gain on our benefit plans. Loss from continuing operations before income taxes for 2008 includes a $29.7 million net loss on the termination of swaps, a $26.5 million gain from put options on our trading investments, a $16.0 million non-cash valuation loss from changes in the fair value of embedded derivatives on our Series B Stock and a goodwill impairment of $8.8 million related to a component of our Other results for segment reporting purposes. Loss from continuing operations before income taxes for 2007 includes a goodwill impairment of $6.4 million related to a component of our Other results for segment reporting purposes.

(3)	Assets in excess of payment service obligations are substantially restricted assets less payment service obligations as calculated in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Substantially restricted assets are composed of cash and cash equivalents, receivables and investments.

(4)	Mezzanine Equity relates to our Series B Stock issued in the recapitalization described in Note 2 — Recapitalization of the Notes to Consolidated Financial Statements. See Note 12 — Mezzanine Equity of the Notes to Consolidated Financial Statements for the terms of the Series B Stock.

(5)	Investable balances are composed of cash and cash equivalents and investments.

(6)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(7)	Includes 28,000, 30,000, 18,000, 16,000, and 16,000 locations in 2009, 2008, 2007, 2006 and 2005, respectively, that offer both money order and money transfer services.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements,” in Part I, Item 1A under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Basis of Presentation

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

Components of Net Revenue — Our net revenue consists of fee and other revenue, investment revenue and net securities gains and losses, less fee and investment commissions expense. We generate net revenue primarily by charging transaction fees in excess of third-party agent commissions, managing foreign currency exchange and managing our investments to provide returns in excess of commissions paid to financial institution customers.

We derive revenue primarily through service fees charged to consumers and through our investments. Fee and other revenue consists of transaction fees, foreign exchange and miscellaneous revenue. Transaction fees are fees earned on money transfer, money order, bill payment and official check transactions. Money transfer transaction fees vary based on the principal amount of the transaction, the originating location and the receiving location. Money order and bill payment transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.

Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments. Investment balances vary based on the number of payment instruments sold, the principal amount of those payment instruments and the length of time that passes until the instruments are presented for payment.

Net securities gains and losses consist of realized gains and losses from the sale, call or maturity of investments, other-than-temporary impairments of investments and unrealized gains and losses on trading investments and related put options.

We incur fee commissions on our money transfer products. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders. In certain limited circumstances for large agents, we may pay a fixed commission amount based on money order volumes transacted by that agent. Fee commissions expense also includes the amortization of capitalized agent signing bonus payments.

Investment commissions consist of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by that financial institution. Through the second quarter of 2008, investment commissions expense included costs associated with interest rate swaps and the sale of receivables program. We historically used interest rate swaps to convert a portion of our variable rate commission payments to fixed rate payments, which hedged the interest rate risk associated with the variable rate commissions paid to our financial institution customers. In connection with the interest rate swaps, we paid a fixed amount to a counterparty and received a variable rate payment in return. To the extent that the fixed rate exceeded the variable rate, we incurred an expense related to the swap; if the variable rate exceeded the fixed rate, we recognized income related to the swap. In connection with the restructuring of the official check business in 2008, we terminated certain financial institution customer relationships. As a result, we terminated the swaps related to commission payments in June 2008. See further discussion of the termination of these swaps in Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements. Under our sale of receivables program, we historically sold certain of our agent receivables at a discount to accelerate our cash flow, with the discount recorded in investment commissions. In January 2008, we terminated our sale of receivables program and ceased selling receivables by March 2008. See further discussion on our sale of receivables program in Note 3 — Summary of Significant Accounting Policies — Sale of Receivables of the Notes to Consolidated Financial Statements.

Discontinued Operations — During 2007, we paid $3.3 million in connection with the settlement of a contingency arising from the Sale and Purchase Agreement related to the continued operations of Game Financial Corporation with one casino. We recognized a loss from discontinued operations of $0.3 million in 2007 in the Consolidated Statements of Loss, representing the recognition of a deferred tax asset valuation allowance partially offset by the reversal of the remaining liability for contingencies that expired. The following discussion of our results of operations is focused on our continuing businesses.

Segment Reporting Changes — During the fourth quarter of 2009, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business primarily through two reporting segments: Global Funds Transfer, which is composed of the money transfer and bill payment products, and Financial Paper Products, which is composed of the official check and money order products. Prior year results have been revised for comparative purposes. See the Segment Performance section for further discussion of our reporting segments.

RESULTS OF OPERATIONS

Table 1 — Results of Operations

				2009	2008	2009	2008
				vs.	vs.	vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007	2008	2007

				($)	($)	(%)	(%)
(Amounts in thousands)

Revenue:
Fee and other revenue	$1,130,893	$1,105,676	$949,059	$25,217	$156,617	2%	17%
Investment revenue	33,219	162,130	398,234	(128,911)	(236,104)	(80)%	(59)%
Net securities gains (losses)	7,790	(340,688)	(1,189,756)	348,478	849,068	NM	NM

Total revenue	1,171,902	927,118	157,537	244,784	769,581	26%	489%
Fee commissions expense	497,105	502,317	410,301	(5,212)	92,016	(1)%	22%
Investment commissions expense	1,362	102,292	253,607	(100,930)	(151,315)	(99)%	(60)%

Total commissions expense	498,467	604,609	663,908	(106,142)	(59,299)	(18)%	(9)%

Net revenue (losses)	673,435	322,509	(506,371)	350,926	828,880	109%	NM

Expenses:
Compensation and benefits	199,053	224,580	188,092	(25,527)	36,488	(11)%	19%
Transaction and operations support	284,277	219,905	191,066	64,372	28,839	29%	15%
Occupancy, equipment and supplies	47,425	45,994	44,704	1,431	1,290	3%	3%
Interest expense	107,911	95,020	11,055	12,891	83,965	14%	760%
Depreciation and amortization	57,091	56,672	51,979	419	4,693	1%	9%
Valuation loss on embedded derivatives	—	16,030	—	(16,030)	16,030	NM	NM
Debt extinguishment loss	—	1,499	—	(1,499)	1,499	NM	NM

Total expenses	695,757	659,700	486,896	36,057	172,804	5%	35%

Loss from continuing operations before income taxes	(22,322)	(337,191)	(993,267)	314,869	656,076	93%	66%
Income tax (benefit) expense	(20,416)	(75,806)	78,481	55,390	(154,287)	73%	NM

Loss from continuing operations	$(1,906)	$(261,385)	$(1,071,748)	$259,479	$810,363	99%	76%

NM = Not meaningful

Following is a summary of our operating results from continuing operations in 2009:

•	Fee and other revenue increased 2 percent to $1,130.9 million in 2009 from $1,105.7 million in 2008, driven primarily by money transfer transaction volume growth of 6 percent. As compared to growth of 18 percent in 2008, money transfer transaction volume growth was lower in 2009 due primarily to the economic recession and our growing volume base.

•	Investment revenue decreased $128.9 million, or 80 percent, in 2009 due to lower yields earned on our investment portfolio and a decline in average investable balances from the termination of certain official check financial institution customers and money order agents.

•	Net securities gains in 2009 reflect a $7.6 million net gain from the call of two trading investments and the reversal of the related put options. Valuation gains of $4.3 million on the put option related to the remaining trading investment were partially offset by $4.1 million of other-than-temporary impairments of other asset-backed securities. This is compared to net securities losses of $340.7 million recorded in 2008 from the realignment of the portfolio, other-than-temporary impairments of other asset-backed securities and unrealized losses on our trading investments, partially offset by valuation gains from the receipt of put options relating to our trading investments.

•	Total commissions expense decreased $106.1 million, or 18 percent, in 2009. The decline in the federal funds rate and lower average investable balances reduced investment commissions expense by $73.2 million. In addition, investment commissions expense for 2008 included a $27.7 million net loss from the termination of interest rate swaps related to the official check business. Fee commissions expense decreased $5.2 million from lower average commission rates, the decline in the euro exchange rate and lower signing bonus amortization, partially offset by an increase in fee commissions from money transfer transaction volume growth.

•	Interest expense increased to $107.9 million in 2009 from $95.0 million in 2008 due to higher average outstanding debt as a result of the recapitalization completed in the first quarter of 2008, partially offset by the repayment of $186.9 million of debt in 2009.

•	Expenses increased $36.1 million, or 5 percent, in 2009 compared to 2008, primarily driven by: $54.8 million of legal reserves relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the Federal Trade Commission; a $12.9 million increase in interest expense; a $10.5 million increase in stock-based compensation; and a $9.5 million increase in professional fees. These increases were offset by a $14.3 million net curtailment gain on our benefit plans, a $12.3 million decrease in executive severance and related costs and a $7.1 million decrease in incentive compensation. Expenses in 2009 also include $18.3 million of goodwill, intangible asset and corporate airplane impairments, as compared to $8.8 million of goodwill impairments in 2008. In addition, 2008 included a $16.0 million non-cash valuation loss on embedded derivatives in our preferred stock and $9.5 million of costs related to the recapitalization and restructuring of the official check business.

•	A significant amount of our internationally originated transactions and settlements with international agents are conducted in the euro. In addition, operating expenses for most of our international subsidiaries are denominated in the euro. During 2009, the average euro to United States dollar exchange rate decreased to 1.39 from 1.47 in 2008. The decline in the euro exchange rate (net of hedging activities) reduced revenue by $10.9 million, commissions expense by $7.6 million and expenses by $4.9 million, for a net benefit to our operating results of $1.6 million.

•	In 2009, we recognized a tax benefit of $20.4 million on a pre-tax loss of $22.3 million, reflecting the net reversal of valuation allowances on deferred tax assets relating to net securities losses in 2008 and 2007.

Following is a summary of significant actions taken by the Company and economic conditions during the year that impacted our operating results in 2009:

Global Economic Conditions — Throughout 2009, worldwide economic conditions remained weak, as evidenced by growing unemployment rates, government assistance to citizens and businesses on a global basis, continued declines in asset values, restricted lending activity and low consumer confidence, among other factors. Historically, the money remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. However, given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers were adversely impacted in 2009. In addition, bill payment products available in the United States are not as resilient as money transfers given the more discretionary nature of some items paid for by consumers using these products. Accordingly, the volume of bill payment transactions was adversely impacted in 2009, particularly in the auto and credit card sectors. While there have been some indicators of moderation and improvement in December 2009 and early 2010, we continue to have limited visibility into the future and believe growth rates will continue to be hampered in 2010.

Interest Rate Environment — Interest rates remained at historical lows through 2009. Interest rates affect our business in several ways, but primarily through investment revenue, investment commission expense and interest expense. First, the majority of our investment portfolio (including cash and cash equivalents) is floating rate, causing investment revenue to decrease when rates decline and increase when rates rise. Second, the commissions we pay to our financial institution customers are variable rate and primarily based on the effective federal funds rate. Accordingly, our investment commissions expense decreases when rates decline and increases when rates rise. As discussed in “Results of Operations — Table 3 — Net Investment Revenue Analysis,” our net investment margin is based on the spread between the yield earned on our investment portfolio and the commission rates paid to our financial institution customers. In a declining interest rate environment, our net investment margin will typically be benefited, while an increasing interest rate environment will typically have a negative impact on our net investment margin. This is due to the lag between when changes in interest rates impact the two components of the net investment margin, with commission rates resetting faster than our investment portfolio. In the current environment, the federal funds rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While the vast majority of our contracts require the financial institution customers to pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment. We continue to monitor the negative commissions and may decide to pursue payment at a future date. Finally, our Senior Facility is floating rate debt, and accordingly, our interest expense will decrease in a declining rate environment and increase when rates rise.

Official Check Restructuring and Repricing — In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships, particularly our top 10 financial institution customers. As of December 31, 2009, approximately $1.9 billion of balances for the top 10 customers have run off, with the remaining balances expected to run off over the next 24 months as these customers cease issuing new official checks and old issuances are presented to us for payment. Effective June 1, 2008 for most customers and July 1, 2008 for our remaining customers, we reduced the commission rate paid to the majority of our official check financial institution customers. This repricing results in an average contractual payout rate of the effective federal funds rate less approximately 85 basis points.

Money Order Repricing and Review — In the fourth quarter of 2008, we initiated the first phase of a repricing initiative for our money order product sold through retail agent locations. This initiative increases the per-item fee we receive for our money orders and reflects the impact of the realigned investment portfolio on the profitability of this product. A broader second phase of repricing was initiated in the second quarter of 2009. In addition, we continue to review our credit exposure to our agents and may terminate or otherwise revise our relationship with certain agents. As anticipated, money order volumes in 2009 declined from these initiatives. As we continue our repricing and review efforts, we expect volumes to further decline from the attrition of money order customers.

Table 2 — Fee Revenue and Fee Commissions Expense

				2009	2008
				vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007

(Amounts in thousands)

Fee and other revenue	$1,130,893	$1,105,676	$949,059	2%	17%
Fee commissions expense	(497,105)	(502,317)	(410,301)	1%	(22)%
Fee commissions expense as a % of fee and other revenue	44.0%	45.4%	43.2%

Fee and other revenue consists of fees on money transfer, bill payment, money order and official check transactions. In 2009, fee and other revenue increased $25.2 million, or 2 percent, compared to 2008, driven by money transfer transaction volume growth, partially offset by lower average money transfer fees, the decline in the euro exchange rate and a $6.6 million reduction in bill payment revenue. Money transfer transaction volume increased 6 percent, generating incremental revenue of $53.3 million. Average money transfer fees declined from lower average principal per transaction and corridor mix, reducing revenue by $20.7 million. The decline in the euro exchange rate, net of hedging activities, reduced revenue by $10.9 million in 2009. In addition, money order and official check fee and other revenue increased $9.3 million and $5.6 million, respectively, primarily due to our repricing initiatives. Also, 2009 fee and other revenue declined $6.1 million from 2008 due to discontinued businesses and products.

In 2008, fee and other revenue increased $156.6 million, or 17 percent, compared to 2007, primarily driven by growth in money transfer. Money transfer fee and other revenue grew 19 percent in 2008, while money transfer transaction volume increased 18 percent. Money transfer transaction volume growth resulted in incremental fee and other revenue of $131.8 million in 2008, while average money transfer fees declined from lower principal per transaction and corridor mix, reducing revenue by $12.1 million in 2008. The increase in the euro exchange rate, net of hedging activities, increased fee and other revenue by $20.7 million in 2008. Bill payment transaction volume growth of 13 percent in 2008 increased fee and other revenue by $19.1 million.

Fee commissions expense consists primarily of fees paid to our third-party agents for the money transfer and bill payment services. In 2009, fee commissions expense decreased $5.2 million, or 1 percent, from 2008 due to lower average money transfer commission rates, the decline in the euro exchange rate, lower bill payment volumes and lower signing bonus amortization, partially offset by money transfer volume growth. Incremental fee commissions of $16.1 million resulting from money transfer transaction volume growth was significantly offset by a decrease of $7.7 million from lower average commission rates and $7.6 million from the decline in the euro exchange rate, net of hedging activities. Bill payment volume declines reduced commissions expense by $3.8 million and signing bonus amortization decreased by $2.0 million as certain historical signing bonuses were fully amortized in the third quarter of 2009.

In 2008, fee commissions expense increased $92.0 million, or 22 percent, compared to 2007. Higher money transfer transaction volumes increased fee commissions expense $54.4 million, while higher average commissions per transaction, primarily from higher commissions paid to Walmart from new contract pricing, increased commissions $4.0 million. Amortization of signing bonuses increased $11.4 million in 2008 from the signing of several large agents in 2007 and one large agent in the first quarter of 2008. The change in the euro exchange rate, net of hedging activities, increased fee commissions expense by $8.8 million. Bill payment fee commissions expense increased $11.3 million due to volume and $3.2 million due to rate.

Table 3 — Net Investment Revenue Analysis

				2009	2008
				vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007

(Amounts in thousands)

Investment revenue	$33,219	$162,130	$398,234	(80)%	(59)%
Investment commissions expense (1)	(1,362)	(102,292)	(253,607)	99%	60%

Net investment revenue	$31,857	$59,838	$144,627	(47)%	(59)%

Average balances:
Cash equivalents and investments	$4,246,507	$4,866,339	$6,346,442	(13)%	(23)%
Payment service obligations (2)	3,048,100	3,923,989	4,796,257	(22)%	(18)%
Average yields earned and rates paid (3):
Investment yield	0.78%	3.33%	6.27%
Investment commission rate	0.04%	2.61%	5.29%
Net investment margin	0.75%	1.23%	2.28%

(1)	Investment commissions expense includes payments made to financial institution customers based on short-term interest rate indices times the outstanding balances of official checks sold by that financial institution. Through the second quarter of 2008, investment commissions expense also included costs associated with swaps and the sale of receivables program. See further discussion of the termination of swaps in Note 7 — Derivative Financial Instruments, and the termination of the sale of receivables program in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

(2)	Commissions are paid to financial institution customers based on average outstanding balances generated by the sale of official checks only. The average balance in the table reflects only the payment service obligations for which commissions are paid and does not include the average balance of the sold receivables ($3.7 million and $349.9 million for 2008 and 2007, respectively) as these are not recorded in the Consolidated Balance Sheets.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. Investment revenue in 2009 decreased $128.9 million, or 80 percent, compared to 2008 due to lower yields earned on our investment portfolio and a decline in average investable balances from the termination of certain official check financial institution customers. Lower interest rates earned on cash and cash equivalents resulted in a decrease of $110.0 million from 2008, while the decline in average investable balances resulted in a decrease of $20.7 million. Investment revenue in 2008 also included a $10.0 million recovery of a security that was fully impaired in 2007.

In 2008, investment revenue decreased $236.1 million, or 59 percent, compared to 2007 due to lower yields earned on our realigned investment portfolio and the decrease in average investable balances from the termination of certain official check financial institution customers and the termination of our sale of receivables program. With the realignment completed in the first quarter of 2008, our portfolio now primarily consists of lower yielding cash equivalents and government securities. Lower interest rates earned on cash and cash equivalents resulted in a decrease of $134.0 million from 2007, while the decline in average investable balances resulted in a decrease of $92.9 million. Also negatively impacting investment revenue in 2008 is the application of the cost recovery method of accounting for investments classified as “Other asset-backed securities.” Under cost recovery, interest proceeds are deemed to be recoveries of principal, with no recognition as investment revenue until the principal of the related security is fully recovered. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further information related to the investment portfolio and the application of the cost recovery method. During 2008, we received interest proceeds of $26.9 million from our other asset-backed securities, with $10.7 million applied to reduce the book value of the related securities. The remaining $16.2 million of interest proceeds was recognized as investment revenue in 2008, including $10.0 million related to the recovery of a security that was fully impaired in 2007.

Investment commissions expense includes payments made to financial institution customers based on their average outstanding balances generated by the sale of official checks times short-term interest rate indices. Investment commission expense decreased $100.9 million, or 99 percent, compared to 2008. The decline in the federal funds rate resulted in a decrease of $49.7 million, while lower average investable balances resulted in a decrease of $23.4 million. In addition, investment commissions expense for 2008 included a $27.7 million net loss from the termination of interest rate swaps as a result of the termination of certain official check customers in 2008. See Note 7 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the interest rate swaps. The federal funds rate has been so low during 2009 that most of our financial institution customers are in a “negative” commission position, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount. We continue to monitor the negative commissions and may decide to require payment of negative commissions at a future date.

In 2008, investment commissions expense decreased $151.3 million, or 60 percent, compared to 2007. Lower commission rates from the official check repricing and the decline in the effective federal funds rate decreased commissions by $120.0 million, while lower average investable balances decreased commissions by $35.8 million. In addition, the termination of the sales of receivable program in the first quarter of 2008 reduced commissions expense by $20.2 million. See Note 3 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further information on the sale of receivables program. Partially offsetting these benefits is the $27.7 million loss from the termination of interest rate swaps related to the official check business.

Net investment revenue decreased 47 percent in 2009 compared to 2008, reflecting the lower interest rate environment and lower average investable balances discussed above. The net investment margin of 0.75 percent for 2009 decreased 48 basis points from 1.23 percent in 2008, reflecting these same factors. Net investment revenue decreased 59 percent in 2008 as compared to 2007, reflecting the lower yields from the realigned portfolio, lower average investable balances and the termination loss on swaps, partially offset by the official check repricing initiative and the decline in the effective federal funds rate. The net investment margin decreased 105 basis points from 2007 to 1.23 percent for 2008 as a result of the same factors.

Table 4 — Net Securities Gains (Losses)

				2009	2008
				vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007

(Amounts in thousands)

Gross realized gains	$—	$34,200	$5,611	$(34,200)	$28,589
Gross realized losses	(2)	(290,498)	(1,962)	290,496	(288,536)
Other-than-temporary impairments	(4,069)	(70,274)	(1,193,210)	66,204	1,122,936

Net securities losses from available-for-sale investments	(4,071)	(326,572)	(1,189,561)	322,500	862,989
Unrealized gains (losses) from trading investments and related put options	4,304	(14,116)	(195)	18,421	(13,921)
Realized gains from trading investments and related put options	7,557	—	—	7,557	—

Net securities gains (losses)	$7,790	$(340,688)	$(1,189,756)	$348,478	$849,068

Net securities gains of $7.8 million for 2009 primarily reflects a $7.6 million net gain from the call of two trading investments in 2009. We recorded a valuation gain of $4.3 million on the put option related to the remaining trading investment, reflecting the passage of time. Other-than-temporary impairments on our other asset-backed securities were $4.1 million from continued declines in the fair value.

Net securities losses for 2008 reflect $256.3 million of net realized losses from the realignment of the investment portfolio in the first quarter of 2008, $70.3 million of other-than-temporary impairments on our other asset-backed securities and $40.6 million of unrealized losses from our trading investments, partially offset by a $26.5 million unrealized gain from put options received in the fourth quarter of 2008 related to the trading investments. The other-than-temporary impairments and unrealized losses were the result of continued deterioration in the mortgage markets, as well as continued illiquidity and uncertainty in the broader markets in 2008. The recapitalization completed on March 25, 2008 included funds to cover these losses. In December 2008, two of our three auction rate securities classified as trading investments had the embedded preferred put option exercised. As a result, one trading security converted to a perpetual preferred stock and the collateral of the other security was replaced with perpetual preferred stock. These actions resulted in a decline in fair value as preferred stock is viewed as less liquid and the discretionary income streams as more uncertain. In the fourth quarter of 2008, we opted into a buy-back program sponsored by the trading firm that sold us all of our trading investments. Under this program, we received the right to require the trading firm to redeem our trading investments at full par value beginning in June 2010 (the “put options”). The initial fair value and subsequent remeasurements are recognized as unrealized gains (losses) from trading investments. In general, the fair value of these put options should offset any realized and unrealized losses from our trading securities as they provide a known cash flow stream in the future, subject to the creditworthiness of the broker issuing the put options. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further information regarding these put options.

We had net securities losses of $1.2 billion in 2007, reflecting other-than-temporary impairments recorded in December 2007 as a result of the substantial market deterioration and our decision to realign the investment portfolio. See Note 6 — Investment Portfolio of the Notes to the Consolidated Financial Statements for further discussion.

Expenses

The following discussion relates to operating expenses, excluding commissions expense, as presented in Table 1 — Results of Operations.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits decreased $25.5 million, or 11 percent, primarily from a $14.3 million net curtailment gain on benefit plans, a $12.3 million decrease in executive severance and related costs, a $7.1 million decrease in incentive compensation from accruing annual incentives at a lower tier and a $2.0 million decrease from the suspension of the discretionary profit sharing plan. Stock-based compensation increased $10.5 million from 2009 grants, partially offset by lower expense from historical grants that vested in the first quarter of 2009 and executive forfeitures. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, decreased compensation and benefits by approximately $2.1 million in 2009.

Compensation and benefits increased $36.5 million, or 19 percent, in 2008 compared to 2007, primarily from a $19.5 million increase in executive severance and related costs, an $8.5 million increase from a 2 percent increase in headcount supporting the growth in the money transfer business and an $8.5 million increase in incentive compensation. Severance includes $16.5 million of costs related to our former chief executive officer. Salaries and benefits increased $8.5 million due to higher headcount. Incentive compensation increased $10.9 million from higher headcount and achieving a higher incentive tier than the prior year, partially offset by a $2.4 million decrease in stock-based compensation expense as no long-term stock-based incentives were offered during 2008 and several large stock-based awards were forfeited during the year due to terminations. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, increased compensation and benefits by approximately $2.7 million in 2008.

Transaction and operations support — Transaction and operations support expense includes marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support costs increased $64.4 million, or 29 percent, in 2009 compared to 2008. We recorded $54.8 million of legal reserves in 2009 relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the Federal Trade Commission. Asset impairments of $18.3 million were recorded in 2009, an increase of $9.5 million over 2008. The 2009 impairments include a $7.0 million impairment charge related to the decision to sell our airplane, a $5.2 million impairment of goodwill and other assets from the decision to discontinue certain bill payment products and the sale of a non-core business, a $3.6 million impairment of intangible assets and a $2.5 million impairment of goodwill related to our money order product from continued declines in that business. Professional fees increased by $9.5 million in 2009, primarily due to litigation fees and the implementation of the European Union Payment Services Directive. Our provision for agent receivables increased by $9.0 million, primarily from the closure of an international agent during the year. As our agent base and transaction volumes continue to grow, we expect that provision for loss will increase; however, we expect this growth to be much slower than agent base and transaction growth due to our underwriting and credit monitoring processes. Marketing costs decreased $12.7 million in 2009 from controlled spending, partially offset by higher costs from agent location growth. In addition, $9.5 million of costs related to the recapitalization and restructuring of the official check business were recorded in 2008. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, decreased transaction and operations support by approximately $1.7 million in 2009.

Transaction and operations support expense increased $28.8 million, or 15 percent, in 2008 compared to 2007. The recapitalization and restructuring of the official check business drove professional fees of $9.5 million in 2008. In addition, professional fees increased $5.1 million in 2008 for costs relating to the growth of the business and various business analyses initiated during the year. In the fourth quarter of 2008, we recognized a goodwill impairment charge of $8.8 million related to our decision to wind down our external ACH Commerce business. Costs related to agent forms and supplies increased $2.8 million from our transaction and agent base growth. Our provision for loss increased $4.6 million in 2008 due to expected increases in uncollectible receivables from agent growth and the impact of current economic conditions. Marketing costs decreased $3.6 million in 2008 from controlled spending, partially offset by higher costs from agent location growth and a new marketing campaign to enhance our brand positioning. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, increased transaction and operations support by approximately $1.9 million in 2008.

Occupancy, equipment and supplies — Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Expenses increased $1.4 million, or 3 percent, in 2009 compared to 2008. Software maintenance and office rent increased $2.3 million and $1.5 million, respectively, to support the growth of the business. The timing of the roll out of new agent locations and controlled spending resulted in a $2.8 million reduction of agent costs. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, decreased occupancy, equipment and supplies expense by approximately $0.4 million in 2009.

Occupancy, equipment and supplies expense increased $1.3 million, or 3 percent, in 2008 compared to 2007 from higher rent, software maintenance and building operating costs, partially offset by lower freight and supplies expense. Office rent increased $1.3 million in 2008 due to the expansion of our retail locations and normal annual increases under our lease agreements. Software maintenance expense increased $0.9 million in 2008 primarily from purchased licenses to support our growth. Additionally, disposal of fixed assets, building operating costs, maintenance and higher property taxes increased our expenses by $1.6 million. Partially offsetting these increases is a $2.2 million decline in freight and supplies expense due to lower shipments from the timing of the roll out of new agents.

Interest expense — Interest expense increased to $107.9 million in 2009 from $95.0 million in 2008 due to higher average outstanding debt as a result of the recapitalization completed in the first quarter of 2008, partially offset by the repayment of $186.9 million of debt in 2009. In addition, interest expense in 2009 includes $2.7 million of expense from the write-off of a pro-rata portion of deferred financing costs and unamortized discount on Tranche B of our Senior Facility in connection with the repayment of debt in December 2009. Based on our outstanding debt balances and interest rates in effect at December 31, 2009 and the expectation that we will continue to pay all interest in cash, our interest expense will be approximately $87.0 million in 2010. This amount would be reduced by any prepayments of debt we may make in 2010.

Interest expense increased to $95.0 million in 2008 from $11.1 million in 2007 due to higher average outstanding debt resulting from the recapitalization, amortization of additional deferred financing costs related to the new debt, amortization of the debt discount on the Senior Facility and a $2.0 million net loss from the termination of interest rate swaps relating to our floating rate debt in the second quarter of 2008. Interest expense on our variable rate Senior Facility benefited from the declining interest rate environment.

Depreciation and amortization — Depreciation and amortization expense includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization was flat in 2009 compared to 2008 as a $3.2 million increase in depreciation from capital investments in point of sale equipment, purchased software and other fixed assets to support the growth of the business was mostly offset by a $2.8 million decrease in amortization of capitalized software, intangible assets and other assets. As reflected in each of the amounts discussed above, the change in the euro exchange rate, net of hedging activities, decreased depreciation and amortization expense by approximately $0.6 million in 2009.

Depreciation and amortization increased $4.7 million, or 9 percent, in 2008 compared to 2007. Our investment in agent equipment and signage, in connection with network growth, increased depreciation expense by $3.3 million, while our investment in computer hardware and capitalized software to enhance our support functions increased depreciation expense by $0.3 million. Amortization of leasehold improvements increased by $0.9 million primarily from build-outs at our main offices to support headcount additions and update aging facilities. As reflected in each of the amounts discussed above, the change in the euro exchange rate, increased depreciation and amortization by approximately $0.7 million in 2008.

We are developing a new system to provide improved connections between our agents and our marketing, sales, customer service and support functions. The new system and associated processes are intended to increase the flexibility of our back office and improve operating efficiencies. In 2009 and 2008, we capitalized software costs of approximately $2.9 million and $3.8 million, respectively, related to this project that will impact future depreciation and amortization.

Income taxes — We had a tax benefit of $20.4 million in 2009, primarily reflecting a release of $17.6 million of valuation allowances on realized deferred tax assets. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, results in taxable income, allowing us to release some valuation allowances on our tax loss carryovers. The book to tax differences included impairments on securities and other assets, as well as accruals related to separated employees, litigation and unrealized foreign exchange losses.

In 2008, we had a $75.8 million tax benefit, primarily reflecting the recognition of a $90.5 million benefit in the fourth quarter of 2008 upon the completion of an evaluation of the technical merits of tax positions with respect to part of the net securities losses in 2008 and 2007. The $90.5 million benefit relates to the amount of tax carry-back we were able to utilize to recover tax payments made for fiscal 2005 through 2007. We had tax expense of

$78.5 million in 2007 on a pre-tax loss of $993.3 million, reflecting the tax treatment of the $1.2 billion of investment losses incurred in 2007.

In 2007, we determined it was appropriate to establish a valuation allowance for the deferred tax assets relating to the full basis difference on our asset-backed securities. In 2008 and 2009, we continued to believe that it was appropriate to maintain a full valuation allowance for the deferred tax assets related to the full basis difference on these securities and our tax attributes. Essentially all of our deferred tax assets relate to the U.S. jurisdiction, where we are in a net deferred tax liability position, and we do not believe we have sufficient positive evidence to overcome the negative evidence. Changes in facts and circumstances in the future may cause us to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. We continue to evaluate additional available tax positions related to the net securities losses in prior years.

Segment Performance

Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. During the fourth quarter of 2009, we revised our segment reporting to reflect changes in how we manage our business, review operating performance and allocate resources. We now manage our business primarily through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. Businesses which are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Prior year results have been revised for comparative purposes.

The Global Funds Transfer segment is managed as two geographical regions, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region includes the United States, Canada, Mexico and Latin America (including the Caribbean). The EMEAAP region includes Europe, the Middle East, Africa and the Asia Pacific region. We monitor performance and allocate resources at both a regional and reporting segment level. As the two regions routinely interact in completing money transfer transactions and share systems, processes and licenses, we view the Global Funds Transfer segment as one global network. The nature of the consumers and products offered is the same for each region, and the regions utilize the same agent network, systems and support functions. In addition, the regions have similar regulatory requirements and economic characteristics. Accordingly, we aggregate the two regions into one reporting segment.

Segment accounting policies are the same as those described in Note 3 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period. Net securities gains (losses) are not allocated to the segments as the investment portfolio is managed at a consolidated level. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Any interest rate swaps related to our credit agreements are not allocated to the segments.

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to our credit agreements, items related to our preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, and certain legal and corporate costs not related to the performance of the segments. Unallocated expenses in 2009 include $20.3 million of legal reserves related to securities litigation and stockholder derivative claims, a net curtailment gain on benefit plans of $14.3 million, $7.0 million of asset impairments and $4.4 million of executive severance and related costs in addition to other net corporate costs of $13.0 million not allocated to the segments. Unallocated expenses in 2008 include $16.7 million of executive severance and related costs and $7.7 million of transaction costs related to the recapitalization in addition to other net corporate costs of $9.3 million not allocated to the segments. Following is a reconciliation of segment operating income to the consolidated operating results:

Table 5 — Segment Information

YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

Operating income:
Global Funds Transfer	$85,047	$139,428	$127,308
Financial Paper Products	27,372	30,169	93,283
Other	(4,316)	(19,883)	(11,374)

Total segment operating income	108,103	149,714	209,217
Net securities gains (losses)	7,790	(340,688)	(1,189,756)
Interest expense	(107,911)	(95,020)	(11,055)
Debt extinguishment loss	—	(1,499)	—
Valuation loss on embedded derivatives	—	(16,030)	—
Other unallocated	(30,304)	(33,668)	(1,673)

Loss from continuing operations before income taxes	$(22,322)	$(337,191)	$(993,267)

Table 6 — Global Funds Transfer Segment

				2009	2008
				vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007

(Amounts in thousands)

Money transfer revenue:
Fee and other revenue	$893,076	$870,074	$731,390	3%	19%
Investment revenue	163	1,873	5,190	(91)%	(64)%

Total money transfer revenue	893,239	871,947	736,580	2%	18%
Bill payment revenue:
Fee and other revenue	134,535	141,169	122,087	(5)%	16%
Investment revenue	76	38	35	100%	9%

Total bill payment revenue	134,611	141,207	122,122	(5)%	16%
Total Global Funds Transfer revenue:
Fee and other revenue	1,027,611	1,011,243	853,477	2%	18%
Investment revenue	239	1,911	5,225	(87)%	(63)%

Total Global Funds Transfer revenue	1,027,850	1,013,154	858,702	1%	18%

Commissions expense	(488,116)	(491,932)	(399,081)	1%	(23)%

Net revenue	$539,734	$521,222	$459,621	4%	13%

Operating income	$85,047	$139,428	$127,308	(39)%	10%
Operating margin	8.3%	13.8%	14.8%

2009 Compared to 2008

Total revenue for the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For 2009, Global Funds Transfer total revenue increased $14.7 million, or 1 percent, due primarily to money transfer fee revenue growth, partially offset by lower bill payment revenue and lower investment revenue.

Investment revenue decreased $1.7 million due to lower yields earned on our investment portfolio. See Table 3 — Net Investment Revenue Analysis for further information regarding average investable balances and yields on the consolidated investment portfolio.

Money transfer fee and other revenue grew $23.0 million, or 3 percent, from 2008, driven by money transfer transaction volume growth, partially offset by lower average money transfer fees and the decline in the euro exchange rate. Money transfer transaction volume increased 6 percent, generating incremental revenue of $53.3 million. Volume growth was lower in 2009 compared to the prior year, reflecting the slowing economic conditions in 2009 and a growing volume base. Average money transfer fees declined from lower principal per transaction and corridor mix, reducing revenue by $20.7 million. The decline in the euro exchange rate, net of hedging activities, reduced revenue by $10.9 million in 2009.

Through the third quarter of 2009, pricing on money transfers remained stable. During the fourth quarter of 2009, we implemented a low-fee promotion with our largest agent, reducing the average fee per transaction. We expect the competitive environment to remain high and potentially intensify in various geographic locations, which could impact our pricing in the future. We continue to evaluate the price-volume dynamic and will make further changes where deemed appropriate. In January 2008, we launched our MoneyGram Rewards loyalty program in the United States, which provides tiered discounts on transaction fees to our repeat consumers, less paperwork and notifications to the sender when the funds are received, among other features. In 2009, we rolled out MoneyGram Rewards in Canada, France, Germany, Spain and certain agent locations in Italy. Our MoneyGram Rewards program has positively impacted our transaction volumes, with membership in the program up 30 percent as of December 31, 2009 compared to 2008 and transaction volumes from members up 34 percent. We plan to launch the program in additional European markets in 2010.

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transactions originated in the Americas increased 6 percent. Transactions originating in the United States, excluding transactions sent to Mexico, increased 9 percent due primarily to intra-United States remittances. Canada and Latin America saw transaction growth of 15 percent and 9 percent, respectively, from agent network growth. Transactions sent to Mexico declined 9 percent, reflecting the impact of the United States recession on our consumers. Mexico represented approximately 10 percent of our total transactions in 2009 as compared to 12 percent in 2008. Transactions originated in EMEAAP increased 6 percent despite a negative 9 percentage point impact from volume declines in Spain. EMEAAP transactions accounted for 24 percent of our volume in 2009 and 2008. The fastest growing regions in 2009 were South East and Central Africa, the Philippines and South Asia, which all had double-digit growth. The Middle East saw transaction growth of 9 percent, driven by send transactions from, and agent signings and renewals in, the United Arab Emirates. Our France retail business saw transaction growth of 155 percent, while the United Kingdom saw transaction growth of 6 percent primarily from sends to India and Eastern Europe, as well as growth from our three largest agents in the United Kingdom. Greece had transaction growth of 14 percent through its receive markets in Eastern Europe. Spain had volume declines of 24 percent from local economic conditions.

The money transfer agent base expanded 8 percent to approximately 190,000 locations in 2009, primarily due to expansion in the international markets. At December 31, 2009, the Americas had 66,000 locations, with 39,500 locations in North America and 26,500 locations in Latin America (including 12,900 locations in Mexico). At December 31, 2009, EMEAAP had 124,000 locations, with 39,600 locations in Western Europe, 26,700 locations in the Indian subcontinent, 25,800 locations in Eastern Europe, 19,800 locations in Asia Pacific, 8,000 locations in Africa and 4,100 locations in the Middle East.

Bill payment revenue decreased $6.6 million, or 5 percent, from 2008 from a 4 percent decrease in transaction volume. Lower bill payment volumes reduced revenue by $4.9 million, reflecting the departure of a large biller in the third quarter of 2008 and the impact of economic conditions on our bill payment customers. In addition, lower principal per transaction and biller vertical mix reduced revenue by $1.7 million in 2009.

Commissions expense consists primarily of fees paid to our third-party agents for the money transfer and bill payment services, including the amortization of capitalized agent signing bonuses. Commissions expense for 2009 decreased $3.8 million, primarily from lower commission rates and the decline in the euro exchange rate, partially offset by growth in money transfer transaction volume. Money transfer transaction volume growth resulted in incremental commissions expense of $16.1 million, while lower commission rates and the decline in the euro exchange rate, net of hedging activities, reduced commissions expense by $7.7 million and $6.9 million, respectively. Bill payment fee commissions expense decreased $3.8 million due to volume declines, partially offset by a $0.6 million increase due to higher average rates. Commissions expense in 2009 also decreased by $2.5 million primarily from lower signing bonus amortization as certain historical signing bonuses were fully amortized in the third quarter of 2009.

The operating margin of 8.3 percent for 2009 decreased from 13.8 percent in 2008, due primarily to $34.5 million of legal reserves related to a patent lawsuit and a settlement agreement with the Federal Trade Commission, a $5.2 million increase in stock-based compensation, a $7.1 million increase in provision for loss and a $3.2 million charge to impair goodwill related to discontinued bill payment product offerings, partially offset by the higher fee revenue as discussed above.

2008 Compared to 2007

For 2008, Global Funds Transfer revenue increased $154.5 million, or 18 percent, compared to 2007. Fee and other revenue increased $157.8 million, or 18 percent, driven by the growth in money transfer and bill payment transaction volume, partially offset by a $3.3 million decrease in investment revenue from lower yields earned on the realigned portfolio. See Table 3 — Net Investment Revenue Analysis for further information.

Money transfer fee and other revenue grew $138.7 million, or 19 percent, in 2008, while money transfer transaction volume increased 18 percent. Money transfer transaction volume growth resulted in incremental fee and other revenue of $131.8 million in 2008, while average money transfer fees reduced revenue by $11.6 million from lower principal per transaction and corridor mix. The increase in the euro exchange rate, net of hedging activities, increased revenue by $20.2 million in 2008. The money transfer growth in 2008 was a result of our network expansion and continued targeted pricing initiatives to provide a strong consumer value proposition, supported by targeted marketing efforts. For money transfer, our Americas transactions increased 19 percent in 2008, while EMEAAP transactions increased 16 percent in 2008. Transaction volume to Mexico grew 2 percent in 2008 compared to 8 percent in 2007, reflecting slowing growth from the economic conditions in the United States. Mexico represented 12 percent of our total transactions in 2008 compared to 13 percent in 2007. Bill payment transaction volume growth of 13 percent from network expansion increased revenue by $18.8 million, while higher average fees from higher principal per transaction and vertical mix increased revenue by $0.3 million in 2008.

Commissions expense increased $92.9 million, or 23 percent, from 2007, primarily driven by higher money transfer and bill payment transaction volume, higher commission rates, amortization of signing bonuses and increases in the euro exchange rate. Higher money transfer transaction volumes increased fee commissions expense by $54.4 million, while higher average commissions per transaction, primarily from Walmart, increased commissions by $4.0 million. The extension of the current agreement with Walmart, our largest agent, through January 2013 includes certain commission increases over the term of the contract. The Walmart commission rate increased one percent effective March 25, 2008, but is not scheduled to increase again until 2011. Amortization of signing bonuses increased $11.6 million in 2008 from the signing of several large agents in 2007 and one large agent in the first quarter of 2008. The change in the euro exchange rate increased fee commissions expense by $8.8 million. Bill payment commissions expense increased $11.3 million due to volume growth and $3.2 million due to higher average rates.

Operating income of $139.4 million in 2008 increased from operating income of $127.3 million in 2007, reflecting a higher growth of fee revenue compared to commissions expense growth and investment revenue declines.

Table 7 — Financial Paper Products Segment

				2009	2008
				vs.	vs.
YEAR ENDED DECEMBER 31,	2009	2008	2007	2008	2007

(Amounts in thousands)

Money order revenue:
Fee and other revenue	$69,296	$59,954	$62,520	16%	(4)%
Investment revenue	5,584	26,357	92,871	(79)%	(72)%

Total money order revenue	74,880	86,311	155,391	(13)%	(44)%
Official check revenue:
Fee and other revenue	23,690	18,061	15,055	31%	20%
Investment revenue	24,213	133,820	299,680	(82)%	(55)%

Total official check and payment processing revenue	47,903	151,881	314,735	(68)%	(52)%
Total Financial Paper Products revenue:
Fee and other revenue	92,986	78,015	77,575	19%	1%
Investment revenue	29,797	160,177	392,551	(81)%	(59)%

Total Financial Paper Products revenue	122,783	238,192	470,126	(48)%	(49)%

Commissions expense	(8,295)	(110,310)	(262,684)	92%	58%

Net revenue	$114,488	$127,882	$207,442	(10)%	(38)%

Operating income	$27,372	$30,169	$93,283	(9)%	(68)%
Operating margin	22.3%	12.7%	19.8%

2009 Compared to 2008

Total revenue for the Financial Paper Products segment consists of investment revenue and per-item fees charged to our financial institution customers and retail agents. For 2009, Financial Paper Products total revenue decreased $115.4 million, or 48 percent, due primarily to a $130.4 million, or 81 percent, decrease in investment revenue from lower yields earned on our investment portfolio and a decline in average investable balances from the termination of certain official check financial customers. See Table 3 — Net Investment Revenue Analysis for further information. This decrease was partially offset by a $15.0 million increase in fee and other revenue for money order and official check products, primarily due to our repricing initiatives. Beginning in the fourth quarter of 2008, we implemented a phased repricing initiative for money order, which includes remittance schedule changes focused on reducing our credit exposure and had an emphasis on agents that sell only our money order product. During 2009, money order volumes declined 17 percent. This decline is attributed to the anticipated attrition of agents due to the repricing initiative, consumer pricing increases as agents pass along fee increases, the continued migration to other payment methods and the general economic environment.

Commissions expense includes payments made to financial institution customers based on official check and money order average investable balance times short-term interest rate indices. Commissions expense decreased $102.0 million, or 92 percent, from 2008. Commissions expense for 2008 included a $27.7 million net loss due to the termination of interest rate swaps related to the official check business. See Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information. Investment commissions paid to financial institution customers decreased in 2009 from the decline in the federal funds rate and lower investment balances upon which commissions were paid. See Table 3 — Net Investment Revenue Analysis for further information.

Operating margin increased to 22.3 percent in 2009 from 12.7 percent in 2008, reflecting the growth in fee revenue from repricing initiatives, the $27.7 million loss from the termination of swaps in 2008 and lower commissions expense from the decline in the federal funds rate and lower investment balances.

2008 Compared to 2007

For 2008, total Financial Paper Products revenue decreased $231.9 million, or 49 percent, due primarily to a $232.4 million decline in investment revenue from lower yields earned on our realigned investment portfolio and the decrease in our investment balances from the termination of official check financial institution customers and the termination of our sale of receivables program. See Table 3 — Net Investment Revenue Analysis for further information.

For 2008 and 2007, commissions expense includes costs associated with interest rate swaps used to hedge our variable rate commission payments and costs related to the sale of receivables program which was terminated in the first quarter of 2008. In 2008, commissions expense decreased $152.4 million, or 58 percent, due primarily to lower average investable balances, lower commission rates from the official check repricing and the decline in the effective federal funds rate. See Table 3 — Net Investment Revenue Analysis for further information. In addition, commissions expense in 2007 included $22.3 million of expense related to the sale of receivables program, while minimal expense was incurred in 2008 as the program was terminated in the first quarter of 2008. Partially offsetting these benefits is a $27.7 million net loss resulting from the termination of interest rate swaps related to the official check business. See Note 7 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further information regarding the terminations of the interest rate swaps.

Operating income for 2008 of $30.2 million decreased from operating income of $93.3 million in 2007 reflecting the decrease in revenue. The net investment margin of 1.20 percent in 2008 as compared to 2.21 percent in 2007 reflects the lower yields on our realigned portfolio, partially offset by lower commission rates from the repricing initiatives and the declining federal funds rate. As the lower commission rates did not go into effect until the second half of 2008, the lower yields on the portfolio offset the benefits of the repricing initiatives.

Trends Expected to Impact 2010

The discussion of trends expected to impact 2010 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions during 2010 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.

Throughout 2009, global economic conditions remained weak. We cannot predict the duration or extent of severity of these economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances. Given the global economic uncertainty, we have less visibility to the future and believe growth rates could continue to be impacted by slow economic conditions. In addition, bill payment products available in the United States have not been as resilient as money transfers given the more discretionary nature of items paid for by consumers using these products.

While there is great uncertainty around when the global economy and the remittance industry will begin to improve, the World Bank, a key source of industry analysis for developing countries, is projecting flat to modest remittance growth in 2010. This is consistent with our expectations for modest money transfer volume growth. We expect this growth to be driven by agent expansion and increasing productivity in our existing agent locations through marketing support, customer acquisition and new product innovation. We believe these efforts will not only help to counteract the current global economic conditions, but position us for enhanced market share and strong growth when the economy begins to recover.

For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue in 2010. Given the current interest rate environment, we expect our net investment margin to decline as our cash and cash equivalents will likely reset to lower rates. As described earlier, the effective federal funds rate was so low throughout 2009 that commissions to most of our financial institution customers were negative during the year. While we expect the effective federal funds rate to remain at their current historic lows throughout 2010, we do not expect any benefit to commission expense in 2010 to offset the likely decline in investment yields. Any increase in interest rates in 2010 will also negatively impact our investment margin due to the lagging impact of rising rates on our investment portfolio.

We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance, as well as consumer fraud prevention and education. In addition, we created a new licensed entity in connection with the November 2009 adoption of the European Union’s Payment Services Directive, which provides for a new licensing and regulatory framework for our services in the European Union. As we continue to add staff and enhance our technology systems to meet regulatory trends, our operating expenses for compliance will likely increase.

Acquisition and Disposal Activity

Acquisition and disposal activity is set forth in Note 4 — Acquisition and Disposal Activity of the Notes to Consolidated Financial Statements.

Recapitalization

On March 25, 2008, we completed a series of transactions pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses in late 2007 and the first quarter of 2008 (the “recapitalization”). The net proceeds of the recapitalization were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility. Following are the key terms of the equity and debt capital issued.

Equity Capital — The equity component of the recapitalization consisted of the private placement of 760,000 shares, in aggregate, of B Stock and shares of non-voting B-1 Stock to affiliates of THL and affiliates of Goldman Sachs, respectively, for an aggregate purchase price of $760.0 million. After the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent; this equity interest has increased to 82 percent as of December 31, 2009 from the accrual of dividends during the year. In connection with the recapitalization, we also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of B-1 Stock. See Note 12 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for further information regarding the Series B Stock.

Debt Capital — Our wholly owned subsidiary, Worldwide, entered into a Senior Facility of $600.0 million with various lenders and JPMorgan as Administrative Agent for the lenders. At the time of the recapitalization, the Senior Facility was composed of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility. Tranche B was issued at a discount of 93.5 percent, for a $16.3 million discount. Worldwide also issued $500.0 million of Notes maturing in March 2018 to Goldman Sachs. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for further information regarding the Senior Facility and the Notes.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available to us for purposes of managing liquidity and capital needs, including our cash, cash equivalents, investments, credit facilities and letters of credit. We refer to our cash equivalents, trading investments and related put options and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.

Table 8 — Assets in Excess of Payment Service Obligations

	December 31,	December 31,
(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,776,824	$4,077,381
Receivables, net (substantially restricted)	1,054,381	1,264,885
Trading investments and related put options (substantially restricted)	26,951	47,990
Available-for-sale investments (substantially restricted)	298,633	438,774

	5,156,789	5,829,030
Payment service obligations	(4,843,454)	(5,437,999)

Assets in excess of payment service obligations	$313,335	$391,031

Liquidity

Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent balances, credit capacity under our credit facilities and proceeds from our investment portfolio. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.

To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds globally on a timely basis. On average, we pay over $1.0 billion a day to settle our payment service obligations. We generally receive a similar amount on a daily basis for the principal amount of our payment instruments sold and the related fees. We use the incoming funds from sales of new payment instruments to settle our payment service obligations for previously sold payment instruments. This pattern of cash flows allows us to settle our payment service obligations through on-going cash generation rather than liquidating investments or utilizing our revolving credit facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.

The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity and allows for the pattern of cash flows described above. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our revolving credit facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alternation in remittance timing or patterns. If deemed appropriate, we have the ability to deactivate an agent’s equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders. See “Enterprise Risk Management — Credit Risk” for further discussion of this risk and our mitigation efforts.

We also seek to maintain liquidity beyond our operating needs to provide a cushion through the normal fluctuations in our payment service assets and obligations and to invest in the infrastructure and growth of our business. While the assets in excess of payment service obligations, as shown in Table 8, would be available to us for our general operating needs and investment in the Company, we consider a portion of our assets in excess of payment service obligations as additional assurance that regulatory and contractual requirements are maintained. We believe we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under our Senior Facility, will be sufficient to meet any liquidity needs.

Cash and Cash Equivalents — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents at financial institutions rated Aa3 or better by Moody’s and AA- or better by S&P and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of December 31, 2009, cash and equivalents totaled $3.8 billion, representing 92 percent of our total investment portfolio. Cash equivalents consisted of time deposits, certificates of deposit and money market funds that invest in United States government and government agency securities.

Clearing and Cash Management Banks — We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with nine clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have eight official check clearing banks, of which three banks are currently operating under post-termination arrangements of their contracts. The remaining five active banks provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding payment service obligations, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to special purpose entities (“SPEs”) include the maintenance of specified ratios of greater than 100 percent of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution.

We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In addition, some large international banks have opted not to bank money service businesses. As a result, in addition to utilizing a large cash management bank, we also utilize regional or country-based banking partners. We do not anticipate that these in-country relationships will affect our liquidity or timing of remittances.

Special Purpose Entities — For certain of our financial institution customers, we established individual SPEs upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the cash, cash equivalents, investments and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the cash, cash equivalents and investments must be maintained in excess of the payment service obligations. As the financial institution customer sells our payment service instruments, the principal amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. Under limited circumstances, the financial institution customers that are beneficiaries of the SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.

The combined SPEs hold 3 percent of our $4.1 billion portfolio as of December 31, 2009, as compared to 6 percent at December 31, 2008. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of the official check business, we expect the SPEs to continue to decline as a percent of our portfolio as the outstanding instruments related to the financial institutions roll-off.

Credit Facilities — Our credit facilities consist of the Senior Facility and the Notes. During 2009, we repaid $186.9 million of outstanding debt, including the repayment of the full $145.0 million balance on our revolving credit line, a $40.0 million prepayment on Tranche B and $1.9 million of scheduled quarterly principal payments on

Tranche B. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding debt at December 31:

Table 9 — Schedule of Credit Facilities

	Interest Rate	Facility	Outstanding		2010
(Amounts in thousands)	for 2009	Size	2009	2008	Interest (1)

Tranche A, due 2013	5.75%	$100,000	$100,000	$100,000	$5,750
Tranche B, net of unamortized discount, due 2013	7.25%	250,000	196,791	233,881	14,953
Revolving credit facility, due 2013	5.75%	250,000	—	145,000	—

First lien senior secured debt		600,000	296,791	478,881	20,703
Second lien notes, due 2018	13.25%	500,000	500,000	500,000	66,250

Total debt		$1,100,000	$796,791	$978,881	$86,953

(1)	Reflects the interest that will be paid in 2010 using the rates in effect on December 31, 2009, assuming no prepayments of principal and the continued payment of interest on the Notes.

The revolving credit facility has $234.5 million of borrowing capacity as of December 31, 2009, reflecting $15.5 million of standby letters of credit issued under the facility. Amounts outstanding under the revolving credit facility and Tranche A are due upon maturity in 2013. As a result of the $40.0 million prepayment of Tranche B in December 2009, no principal payments are due on Tranche B until maturity in 2013. We may elect an interest rate for the Senior Facility at each reset period based on either the United States prime bank rate or the Eurodollar rate, with a minimum rate of 250 basis points set for the Eurodollar option. The interest rate election may be made individually for each term loan and each draw under the revolving credit facility. For the revolving credit facility and Tranche A, the interest rate is either the United States prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. In addition, we incur fees of 50 basis points on the daily unused availability under the revolving credit facility. The interest rate for Tranche B can be set at either the United States prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Through 2009 and as of the date of this filing, our interest rates have been set based on the United States prime bank rate.

The Notes mature in 2018, with principal due in full at that time. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, we have the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. We elected to pay the interest through December 31, 2009, and we anticipate that we will continue to pay the interest on the Notes for the foreseeable future.

Our borrowing facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in our credit facilities measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain items such as net securities gains (losses), stock-based compensation expense, certain legal settlements and asset impairments, among other items (“adjusted EBITDA”). Interest coverage is calculated as adjusted EBITDA to net cash interest expense. Liquidity is measured as assets in excess of payment service obligations, as shown in Table 8, adjusted for various exclusions. We are in compliance with all financial covenants as of December 31, 2009.

The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in 2009 and we do not anticipate declaring any dividends on our common stock during 2010.

Credit Ratings — As of December 31, 2009 our credit ratings from Moody’s, Standard & Poors and Fitch were B1, B+ and B+, respectively, with a negative outlook assigned by the three credit rating agencies. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.

Mezzanine Equity — Our Series B Stock pays a cash dividend of 10 percent. At the Company’s option, we may accrue dividends at a rate of 12.5 percent through March 25, 2013 and 15.0 percent thereafter. We accrued dividends in 2008 and 2009, and anticipate accruing dividends for at least the next 12 months.

Contractual and Regulatory Capital

Regulatory Capital Requirements — We have capital requirements relating to government regulations in the United States and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. In the United States, through our wholly owned subsidiary and licensed entity, MPSI, we are regulated by various state agencies that generally require us to maintain a pool of liquid assets and investments with a rating of A or higher in an amount generally equal to the regulatory payment service obligation measure, as defined by the state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, with no prior notice or penalty or limitations.

The regulatory requirements in the United States are similar to our internal measure of assets in excess of payment service obligations set forth in Table 8 — Assets in Excess of Payment Service Obligations. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.

We are also subject to regulatory requirements in various countries outside of the United States, which typically results in needing to either prefund agent settlements or hold minimum required levels of cash within the applicable country. The most material of these requirements is in the United Kingdom, where our licensed entity, MoneyGram International Limited, is required to maintain a cash balance equivalent to outstanding payment instruments issued in the European community. This amount will fluctuate based on our level of activity within the European Community and is likely to increase over time as our business expands in that region. Assets used to meet these regulatory requirements support our payment service obligations, but are not available to satisfy other liquidity needs. As of December 31, 2009, we had approximately $35.0 million of cash deployed internationally to meet regulatory requirements.

We were in compliance with all financial regulatory requirements as of December 31, 2009. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Investment Portfolio — Our investment portfolio is composed of $298.6 million of available-for-sale investments and $27.0 million of trading investments and related put options. Available-for-sale investments consist of $276.5 million of United States government agency residential mortgage-backed securities and United States government agency debentures, as well as $22.1 million of other asset-backed securities. In completing our recapitalization, we contemplated that our other asset-backed securities and trading investments might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Other Funding Sources and Requirements

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 10 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,424,484	$88,743	$177,430	$443,919	$714,392
Operating leases	48,022	12,231	24,816	10,237	738
Other obligations	384	384	—	—	—

Total contractual cash obligations	$1,472,890	$101,358	$202,246	$454,156	$715,130

Debt consists of amounts outstanding under our Senior Facility and the Notes as shown in Table 9 — Schedule of Credit Facilities, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at December 31, 2009 is $796.8 million of debt, net of unamortized discounts of $9.5 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2009 and assuming no prepayments of principal and the continued payment of interest on the Notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 10 as the timing and/or amount of payments are difficult to estimate.

The Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends in 2009 and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of December 31, 2009, we have accrued dividends of $110.3 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We were not required to, and did not make, a contribution to the funded pension plan during 2009. We anticipate a minimum contribution of $3.0 million to the pension plan trust in 2010. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2009, we paid benefits totaling $4.3 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.6 million in 2010. Expected contributions and benefit payments under these plans are not included in the above table as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. See “Critical Accounting Policies — Pension Obligations” for further discussion of these plans.

As of December 31, 2009, the liability for unrecognized tax benefits is $10.7 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to this liability, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2009, the minimum commission guarantees had a maximum payment of $7.9 million over a weighted average remaining term of 1.3 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2009, the liability for minimum commission guarantees is $0.6 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Table 11 — Cash Flows from Operating Activities

YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

Net loss	$(1,906)	$(261,385)	$(1,071,997)
Total adjustments to reconcile net loss	158,909	341,740	1,301,410

Net cash provided by continuing operating activities before changes in payment service assets and obligations	157,003	80,355	229,413

Change in cash and cash equivalents (substantially restricted)	300,557	(2,524,402)	(563,779)
Change in trading investments and related put options, net (substantially restricted)	32,900	—	83,200
Change in receivables, net (substantially restricted)	186,619	128,752	342,681
Change in payment service obligations	(594,545)	(2,324,486)	(447,319)

Net change in payment service assets and obligations	(74,469)	(4,720,136)	(585,217)

Net cash provided by (used in) continuing operating activities	$82,534	$(4,639,781)	$(355,804)

Table 11 summarizes the net cash flows from operating activities. Operating activities provided net cash of $82.5 million in 2009. In addition to normal operating expenses, cash generated from operations was used to pay $186.9 million and $94.4 million of principal and interest, respectively, on our debt, $37.9 million of capital expenditures and $22.2 million for signing bonuses to new agents. We received an income tax refund of $43.5 million during 2009 and did not make any income tax payments. We also reinvested $141.0 million and $32.9 million of proceeds from our available-for-sale investments and trading investments, respectively, into cash and cash equivalents during 2009.

Operating activities used net cash of $4.6 billion in 2008. Besides normal operating activities, cash provided by continuing operations was used to pay $84.0 million of interest on our debt, $57.7 million for signing bonuses to new agents and $29.7 million to terminate our interest rate swaps. We also received an income tax refund of $24.7 million during 2008 and did not make any tax payments. During 2008, we used $4.7 billion of proceeds from the sale and normal maturity of available-for-sale securities and the recapitalization to invest in cash equivalents and settle payment service obligations for instruments sold by departing official check financial institution customers in connection with the official check restructuring.

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

To understand the cash flow activity of our business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash flows from investing activities related to our investment portfolio.

Table 12 — Cash Flows from Investing Activities

YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

Net investment activity	$140,999	$3,389,331	$318,716
Purchases of property and equipment	(37,948)	(38,470)	(70,457)
Cash paid for acquisitions, net of cash acquired	(3,210)	(2,928)	(29,212)
Proceeds from sale of business	4,500	—	—

Net cash provided by investing activities	$104,341	$3,347,933	$219,047

Table 12 summarizes the net cash flows from investing activities, primarily consisting of activity within our investment portfolio. Investing activities provided cash of $104.3 million in 2009. For 2009, investing activities relate primarily to $141.0 million of proceeds from the maturity of available-for-sale investments. For 2008, investing activities relate primarily to $2.9 billion of proceeds from the realignment of the investment portfolio and $493.3 million of proceeds from the normal maturity of available-for-sale investments. These proceeds in both 2009 and 2008 were reinvested in cash and cash equivalents. Net investment activity in 2007 represents $1.1 billion of proceeds from normal maturities and sales of investments, of which $758.9 million was reinvested into the long-term portfolio. The excess proceeds of $318.7 million in 2007 were reinvested in cash and cash equivalents.

Other investing activity consisted of capital expenditures of $37.9 million, $38.5 million and $70.5 million for 2009, 2008 and 2007, respectively, for agent equipment, signage and infrastructure to support the growth of the business and development of software related to our continued investment in the money transfer platform and compliance activities. Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $1.2 million of property and equipment received by the Company, but not paid as of December 31, 2009. These amounts were paid in January 2010. We expect our total capital expenditures in 2010 to range from approximately $40.0 million to $65.0 million as we continue to invest in our technology infrastructure and agent network to support future growth and address regulatory trends. In 2008, we acquired two of our super-agents in Spain, MoneyCard and Cambios Sol, for $2.9 million (net of cash acquired of $5.5 million). In 2007, we acquired PropertyBridge for $28.1 million and also paid the remaining $1.1 million of purchase price for ACH Commerce, which was to be paid upon the second anniversary of the acquisition.

Table 13 — Cash Flows from Financing Activities

YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

Net proceeds from the issuance of debt	$—	$685,945	$—
Payment on debt	(41,875)	(1,875)	—
Net (payments on) proceeds from credit facilities	(145,000)	(100,000)	195,000
Net proceeds from the issuance of preferred stock	—	707,778	—
Proceeds and tax benefit from exercise of stock options	—	—	7,674
Purchase of treasury stock	—	—	(45,992)
Cash dividends paid	—	—	(16,625)

Net cash (used in) provided by financing activities	$(186,875)	$1,291,848	$140,057

Table 13 summarizes the net cash flows from financing activities. In 2009, we made payments totaling $145.0 million to pay down our revolving credit facility and payments of $41.9 million on Tranche B, consisting of a $40.0 million prepayment and $1.9 million of quarterly payments. In 2008, financing activities generated $1.4 billion of cash from the recapitalization, net of $100.0 million of related transaction costs. From these proceeds, we paid $101.9 million toward the Senior Facility; the remaining proceeds were invested in cash and cash equivalents as shown in Table 11 — Cash Flows from Operating Activities. In 2007, we borrowed $195.0 million under our Senior Facility. There were no proceeds received from the exercise of options or release of restricted stock, purchases of treasury stock or payment of dividends in 2009 and 2008. We generated $7.7 million of proceeds in 2007 from the exercise of stock options and release of restricted stock, including related tax benefits of

$1.1 million. We purchased $46.0 million of treasury stock during 2007 and paid dividends on our common stock of $16.6 million.

Mezzanine Equity and Stockholders’ Deficit

Mezzanine Equity — See Note 12 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for information regarding the mezzanine equity.

Stockholders’ Deficit — On May 9, 2007, our Board of Directors approved a 5,000,000 share increase in our current authorization to purchase shares of common stock for a total authorization of 12,000,000 shares. In 2007, we repurchased 1,620,000 shares of our common stock under this authorization at an average cost of $28.39 per share. We suspended the buyback program in the fourth quarter of 2007. As of December 31, 2009, we had repurchased a total of 6,795,000 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,205,000 shares.

Under the terms of the equity instruments and debt issued in connection with the recapitalization, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2009 and we do not anticipate declaring any dividends on our common stock during 2010.

Off-Balance Sheet Arrangements

Through December 31, 2007, we had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from our money order agents, in an amount not to exceed $400.0 million. These receivables were sold to commercial paper conduits (trusts) sponsored by a financial institution and represented a small percentage of the total assets in these conduits. Our rights and obligations were limited to the receivables transferred, and were accounted for as sales. As a result, the assets and liabilities associated with these conduits, including our sold receivables, were not recorded or included in our financial statements. The business purpose of this agreement was to accelerate cash flow for investment. The receivables were sold at a discount based upon short-term interest rates. In December 2007, we decided to cease selling receivables through a gradual reduction in the balances sold each period. In January 2008, we terminated the facility. The agreement included a 5 percent holdback provision of the purchase price of the receivables and is included in the Consolidated Statements of Loss in “Investment commissions expense.” There was no expense recorded in 2009 related to the sales of receivable, while expenses totaled $0.2 million and $23.3 million during 2008 and 2007, respectively.

ENTERPRISE RISK MANAGEMENT

Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate, foreign currency exchange and operational risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business and the extent to which we properly and effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.

Management implements policies approved by our Board of Directors that cover our investment, capital, credit and foreign currency policies and strategies. The Board receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. An Asset/Liability Committee, composed of senior management, routinely reviews investment and risk management strategies and results. A Credit Committee, composed of senior management, routinely reviews credit exposure to our agents.

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

Financial Institution Risk — Our cash, cash equivalents and investments are concentrated at a few large financial institutions. These institutions act as custodians for our asset accounts, serve as counterparties to our foreign currency transactions and conduct cash transfers on our behalf for the purpose of clearing our payment instruments and related agent receivables and agent payables. Through certain check clearing agreements and other contracts, we are required to utilize several of these financial institutions; in certain cases, we are required to maintain pre-defined levels of cash, cash equivalents and investments at these financial institutions overnight. As a result of the credit market crisis, several financial institutions have faced capital and liquidity issues which led them to restrict credit exposure.

We manage financial institution risk by entering into clearing and cash management agreements with only major financial institutions and regularly monitoring the credit ratings of these financial institutions. Our financial institution risk is further mitigated as the majority of our cash equivalents and investments held by these institutions are invested in securities issued by United States government agencies or money market instruments collateralized by United States government agencies, which have the implicit or explicit guarantee of the United States government depending upon the issuing agency. Our non-interest bearing cash held at our domestic clearing and cash management banks is covered under the Temporary Liquidity Guarantee Program (“TLGP”) as those banks opted in to the program. The Federal Deposit Insurance Corporation (“FDIC”) has created the TLGP program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies and providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In addition, official checks issued by our financial institution customers are treated as deposits under the TLGP. Components of TLGP have been extended into 2010. With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance. However, as our credit union customers are not insured by a TLGP-equivalent program, we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take. Corrective actions could include draws upon our Senior Facility to provide short-term liquidity until our assets are released, reimbursements of costs or payment of penalties to our agents and higher banking fees to transition banking relationships in a short timeframe.

At December 31, 2009, we held $1.7 billion, or 41 percent of our investment portfolio, in cash accounts at 11 financial institutions with a rating of BBB or better, time deposits at two financial institutions with a rating of AA or better and a certificate of deposit at one financial institution with a rating of AA or better. We held another $1.9 billion, or 47 percent of our investment portfolio, in cash equivalents collateralized by securities issued by United States government agencies at eight financial institutions. Our trading and available-for-sale investments totaling $325.6 million, or 8 percent of our investment portfolio, are held at three financial institutions with a rating of AA or better. The remaining $171.7 million, or 4 percent, of our investment portfolio is composed of cash and cash equivalents held at foreign banks for use by our international subsidiaries and branches or to comply with local requirements.

Receivables — Credit risk related to receivables is the risk that we are unable to collect the funds owed to us by our agents and financial institution customers who have collected the principal amount and fees associated with the sale of our payment instruments from the consumer on our behalf. Substantially all of the business conducted by our Global Funds Transfer segment is conducted through independent agents, while the business conducted by the Financial Paper Products segment is conducted through both independent financial institution customers and agents. Our agents and financial institution customers receive the principal amount and fees related to the sale of our payment instruments, and we must then collect these funds from them. As a result, we have credit exposure to our agents and financial institution customers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents. As of December 31, 2009, we had credit exposure to our agents of $436.4 million in the aggregate spread across over 14,000 agents, of which five owed us in excess of $15.0 million each. As of December 31, 2009, we had a credit exposure to our official check financial institution customers of approximately $482.0 million in the aggregate spread across 1,700 financial institutions, of which one owed us in excess of $15.0 million.

Our strategy in managing credit risk related to receivables is to ensure that the revenue generation from an agent or financial institution customer is sufficient to provide for an appropriate level of credit risk and to reduce concentrations of risk through diversification, termination of agents or financial institution customers with poor risk-reward ratios or other means. Management’s decision during the fourth quarter of 2008 to terminate its ACH Commerce business was based primarily on a review of the credit risk associated with that business.

As our official checks are issued solely through financial institution customers, we do not consider our credit exposure related to receivables to be significant for official checks. Due to the larger average principal amount of money orders, we consider our credit exposure from money orders to be of higher risk than exposure due to money transfers. However, in the current macroeconomic environment and as a result of our international growth, credit risk related to our money transfer products is increasing. While the extent of credit risk may vary by product, the process for mitigating risk is substantially the same. We assess the creditworthiness of each potential agent before accepting them into our distribution network. This underwriting process includes not only a determination of whether to accept a new agent, but also the remittance schedule and volume of transactions that the agent will be allowed to perform in a given timeframe. We actively monitor the credit risk of our existing agents by conducting periodic comprehensive financial reviews and cash flow analyses of our agents that average high volumes of transactions and monitoring remittance patterns versus reported sales on a daily basis. In the current macroeconomic environment, we have tightened our underwriting requirements and have initiated earlier action against agents with a pattern of delayed or late remittances. We also utilize software embedded in our money transfer and retail money order point of sale equipment which provides credit risk management abilities. First, this software allows us to control both the number and dollar amount of transactions that can be completed by both agent and location in a particular timeframe. Second, this software allows us to monitor for suspicious transactions or volumes of sales, which assists us in uncovering irregularities such as money laundering, fraud or agent self-use. Finally, the software allows us to remotely disable the point of sale equipment to prevent agents from transacting if suspicious activity is noted or remittances are not received according to the agent’s contract. The point of sale software requires each location to be re-authorized on a daily basis for transaction processing. Where appropriate, we will also require bank-issued lines of credit to support our receivables and guarantees from the owners or parent companies, although such guarantees are often unsecured.

The risk related to official checks is mitigated by only selling these products through financial institution customers, who have never defaulted on their remittances to us and have had only rare instances of delayed remittances. Substantially all of our financial institution customers have a next-day remit requirement, which reduces the build-up of credit exposure at each financial institution. In addition, the termination of our top 10 financial institution customers in connection with the restructuring of our official check business in 2008 has resulted in less credit exposure at a relatively small number of financial institutions.

Agents who sell money orders only typically have longer remit timeframes than other agents; in addition, the per transaction revenue tends to be smaller for money orders than for money transfers. As part of our review of the money order business, we evaluated our money order only agents to identify agents where the credit risk outweighs the revenue potential. The Company considered various mitigation actions for the identified agents, including termination of relationships, reductions in permitted transaction volumes and dollars, repricing the fees charged to the agent and prefunding by the agent of average remittances.

Investment Portfolio — Credit risk from the investment portfolio relates to the risk that we are unable to collect the interest or principal owed to us under the legal terms of the various securities. Losses due to credit risk would be reflected as “Net securities gains (losses)” and negatively impact our net revenue. We manage credit risk related to our investment portfolio by investing in short-term assets and in issuers with strong credit ratings. Our investment policy permits the investment of funds only in cash, cash equivalents and securities issued by United States government agencies with a maturity of 13 months or less. This policy relates to both cash generated from our operations and the reinvestment of proceeds from the investment portfolio. As shown below, approximately

99 percent of our investment portfolio is composed of cash, cash equivalents and securities issued by, or collateralized by securities issued by, United States government agencies at December 31, 2009:

		Percent of
	Fair	Investment
(Amounts in thousands)	Value	Portfolio

Cash, time deposits and certificates of deposit held at large financial institutions	$1,671,335	40.8%
Money markets collateralized by U.S. government agencies	1,933,764	47.1%
Securities issued by or collateralized by U.S. government agencies	276,545	6.7%
Cash held at international banks	171,725	4.2%
Other investments	49,039	1.2%

Total investment portfolio	$4,102,408	100.0%

Our credit risk primarily relates to the concentration of our investment portfolio in financial institutions and United States government agencies. We primarily hold assets at major financial institutions and manage the risk of concentration at these financial institutions by regularly monitoring their credit ratings. While the credit market crisis and recession have affected all financial institutions, those holding our assets are well capitalized and, to date, there have been no significant concerns as to their ability to honor all obligations related to our holdings. The concentration in United States government agencies includes agencies placed under conservatorship by the United States government in 2008 and extended unlimited lines of credit from the United States Treasury. The implicit guarantee of the United States government and its actions to date support our belief that the United States government will honor the obligations of its agencies if the agencies are unable to do so themselves.

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

Interest Rate Risk

Interest rate risk represents the risk that our operating results are negatively impacted and our investment portfolio declines in value due to changes in interest rates. Given the nature of the realigned investment portfolio, including the high credit rating of financial institutions holding or issuing our cash and cash equivalents and the implicit guarantee of the United States government backing our money markets and majority of available-for-sale investments, we believe there is a low risk that the value of these securities would decline such that we would have a material adverse change in our stockholders’ equity. At December 31, 2009, the Company’s “Other asset-backed securities” are priced on average at four cents on the dollar for a total fair value of $22.1 million. While the Company does believe its “Other asset-backed securities” are at a high risk of further decline, the recapitalization completed on March 25, 2008 included funds to cover all losses on these securities, as well as the trading investments. Accordingly, any resulting adverse movement in our stockholders’ equity or assets in excess of payment service obligations from further declines in investments would not result in regulatory or contractual compliance exceptions. At December 31, 2009, the combined fair value of the trading investment and related put option was $27.0 million as compared to the $29.4 million par value of the trading investment. The remaining auction rate security with related put option was called at par on February 12, 2010.

Our operating results are primarily impacted by interest rate risk through our net investment margin, which is investment revenue less commissions expense and interest expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. After the portfolio realignment, we are invested primarily in interest-bearing cash accounts and United States government money market funds. These types of investment have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. However, as commission rates reset more frequently than our investments, the changes in investment revenue will lag changes in investment commissions expense. In a declining rate environment, our net investment margin will typically be benefited by this lag, while an increasing rate environment will typically have a negative impact on our net investment margin. In addition, the investment portfolio and commission interest rates differ, resulting in basis risk. We do not currently employ any hedging strategies to address the basis risk between our commission rates and our investment portfolio, nor do we currently expect to employ such hedging strategies. As a result, our net investment margin may be adversely impacted if changes in the commission rate move by a larger percentage than the yield on our investment portfolio.

In the second quarter of 2008, we repriced our official check product to an average of federal funds effective rate less 85 basis points to better match our investment commission rate with our lower yield realigned portfolio. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While many of our contracts require the financial institution customers to pay us the negative commission amount, we have opted not to require such payment at this time. As the revenue earned by our financial institution customers from the sale of our official checks primarily comes from the receipt of their investment commissions from us, the negative commissions reduce the revenue our financial institution customers earn from our product. Accordingly, our financial institution customers may sharply reduce their issuances of official checks if the negative commission positions continue. A substantial decline in the amount of official checks sold would reduce our investment balances, which would in turn result in lower investment revenue for us. As official checks are still required for many financial transactions, including home closings and vehicle purchases, we believe that risk is naturally mitigated in part. We continue to assess the potential impact of negative commissions on our official check business. While there are currently no plans for changes to our business as a result of the negative commissions, we may elect in the future to change some portion of our compensation structure for select financial institution customers to mitigate the risk of substantial declines in our investment balances.

The Senior Facility is floating rate debt, resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the Senior Facility at each reset period based on the United States prime bank rate or the Eurodollar rate. For the revolving credit facility and Tranche A, the interest rate is either the United States prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. As of December 31, 2009 the Company has no outstanding balance related to the revolving credit facility. For Tranche B, the interest rate is either the United States prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Under the terms of the Senior Facility, the interest rate determined using the Eurodollar index has a minimum rate of 2.50 percent. Through 2008, the Company paid interest using the Eurodollar rate. Effective with its first interest payment in 2009, the Company elected to use the United States prime bank rate as its basis. Elections are based on the index which is believed will yield the lowest interest rate until the next reset date. Interest rate risk is managed in part through index election.

The income statement simulation analysis below incorporates substantially all of our interest rate sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Components of our pre-tax loss which are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” As a result of the current federal funds rate environment, the outcome of the income statement simulation analysis on “Investment commissions expense” in a declining rate scenario is not meaningful as we have no downside risk. In the current federal funds rate environment, the worst case scenario is that we would not owe any commissions to our financial institution customers as the commission rate would decline to zero or become negative. Accordingly, we have not presented the impact of the simulation in a declining rate environment for “Investment commissions expense.” The following table summarizes the changes to affected components of the income statement under various scenarios.

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Interest income	$(1,666)	$(1,666)	$(1,666)	$8,424	$16,864	$33,795
Percent change	(10.4)%	(10.4)%	(10.4)%	52.7%	105.6%	211.6%
Investment commissions expense	NM	NM	NM	$(359)	$(717)	$(1,435)
Percent change	NM	NM	NM	(57.5)%	(114.9)%	(230.0)%
Interest expense	$263	$263	$263	$(569)	$(1,138)	$(2,276)
Percent change	0.3%	0.3%	0.3%	(0.6)%	(1.3)%	(2.5)%
Pre-tax loss from continuing operations	NM	NM	NM	$7,496	$15,008	$30,084
Percent change	NM	NM	NM	10.0%	20.1%	40.2%

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business given we offer our products and services through a network of agents and financial institutions with locations in approximately 190 countries and have subsidiaries in 11 countries. This risk may have an adverse effect on our earnings and equity, so we hedge material transactional exposures when feasible using forward or option contracts. Translation risk, generated from consolidation of foreign currency-denominated earnings into United States dollars for reporting purposes, is not hedged as this is not considered an economic exposure. In 2009, the decline of the euro exchange rate (net of hedging activities) resulted in a net benefit to our operating results of $1.6 million over 2008. Additionally, by policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.

Our primary source of transactional currency risk is the money transfer business whereby funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. Additionally, we buy and sell in the spot market daily to settle transactions. The primary currency pairs traded against the dollar in the spot and forward markets, based on volume, include the European euro, Mexican peso, British pound and Indian rupee. The duration of forward contracts is typically less than one month.

Realized and unrealized gains or losses on hedges and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statement of Loss. The fair market value of any open hedges at period end are recorded in “Other assets” in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2009 was a loss of $5.3 million. We do not currently have any forward contracts that are designated as hedges for accounting purposes.

Counterparty risk on currency trades is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

Had the euro appreciated/depreciated relative to the United States dollar by 20 percent from actual exchange rates for 2009, pre-tax operating income would have increased/decreased $11.5 million for the year. This sensitivity analysis does not consider the impact of our hedging program.

Operational Risk

Operational risk represents the potential for loss resulting from our operations. This may include, but is not limited to the risk of fraud by employees or external parties, business continuation and disaster recovery, errors related to transaction processing and technology, unauthorized transactions and breaches of information security and compliance requirements. This risk may also include the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory requirements. Management has direct responsibility for identifying, controlling and monitoring operational risks within their business. Business managers maintain a system of controls to provide transaction authorization and execution, safeguarding of assets from misuse or theft, and to ensure the quality of financial and other data. Our Business Resiliency group works with each business function to develop plans to support business resumption activities including technology, networks and data centers. Our internal audit function tests the system of internal controls through risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures in the Consolidated Financial Statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. See Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a comprehensive list of our accounting policies.

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

Fair Value of Investment Securities — We hold investment securities classified as trading and available-for-sale. Trading securities are recorded at fair value, with unrealized gains and losses reported in the Consolidated Statements of Loss. Available-for-sale securities are also recorded at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss in stockholders’ deficit.

We measure fair value as an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants on the measurement date. A three-level hierarchy has been established for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability, and requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The degree of management judgment involved in determining the fair value of an investment is dependent upon the availability of quoted market prices or observable market parameters. Fair value for the majority of our investments is estimated using quoted market prices in active markets for similar securities, broker quotes or industry-standard models that utilize independently sourced market parameters.

We receive prices from an independent pricing service for the vast majority of the fair value of our investment securities. We verify these prices through periodic internal valuations, as well as through comparison to comparable securities, any broker quotes received and liquidation prices. The independent pricing service will only provide a price for an investment if there is sufficient observable market information to obtain objective pricing. We receive prices from an independent pricing service for all investments classified as residential mortgage-backed securities and United States government agencies, as well as certain other asset-backed securities.

For investments that are not actively traded, or for which there is not sufficient observable market information, we estimate fair value using broker quotes when available. When such quotes are not available, and to verify broker quotes received, we estimate fair value using industry-standard pricing models that utilize independently sourced market observable parameters, discount margins for comparable securities adjusted for differences in our security, risk and liquidity premiums observed in the market place, default rates, prepayment speeds, loss severity and information specific to the underlying collateral to the investment. We maximize the use of market observable information to the extent possible, and make our best estimate of the assumptions that a similar market participant would make. Our other asset-backed securities are primarily valued through the use of broker quotes or internal valuations.

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. In the current market, the most subjective assumptions include the default rate of collateral securities and loss severity as it relates to our other asset-backed securities. As of December 31, 2009, we continue to hold investments classified as other asset-backed securities with a fair value of $22.1 million. Using the highest and lowest prices received as part of the valuation process described above, the range of fair value for these securities was $21.7 million to $35.7 million. At December 31, 2009, $16.4 million, or less than 1 percent, of our total investment portfolio was valued using internal pricing information. Had we used the third party price to value these internally priced securities, the value of these investments would have been $16.8 million.

Goodwill — We perform impairment testing of our goodwill balances on an annual basis and whenever an impairment indicator is identified. The testing is performed by comparing the estimated fair value of our reporting units to their carrying values. The fair value of our reporting units is estimated based on expected future cash flows discounted using a weighted-average cost of capital rate (the “discount rate”). Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing, such as forecasted growth rates and the discount rate, are consistent with our internal forecasts and operating plans. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.

As a result of impairment indicators, we recognized two goodwill impairment charges during 2009. In connection with the sale of FSMC, Inc., we recorded a charge of $0.6 million in the second quarter of 2009 to impair goodwill assigned to that reporting unit. We also impaired $3.2 million of goodwill in connection with the decision to discontinue certain bill payment products in the second quarter of 2009.

In connection with the annual impairment test for 2009, we assessed the following reporting units: Global Funds Transfer, Retail Money Order, Financial Institution Money Order, Official Check and ACH Commerce. The Global Funds Transfer reporting unit had assigned goodwill of $425.6 million and the Retail Money Order reporting unit had assigned goodwill of $2.5 million. No goodwill is assigned to the other reporting units. As a result of the annual impairment test, we recorded a $2.5 million charge to fully impair the goodwill assigned to the Retail Money Order reporting unit, reflecting our expectations for the money order business as discussed in “Trends Expected to Impact 2010.” The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. This excess is consistent with our expectations for the reporting unit and market indicators. Accordingly, we believe the goodwill assigned to the Global Funds Transfer reporting unit is not impaired. If the discount rate for the Global Funds Transfer reporting unit increases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $79.5 million, assuming all other components of the fair value estimate remain unchanged. If the growth rate for the Global Funds Transfer reporting unit decreases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $26.6 million, assuming all other components of the fair value estimate remain unchanged. Our estimated fair value for the Global Funds Transfer reporting unit would continue to be substantially in excess under either scenario.

Pension obligations — Through our qualified pension plan and various supplemental executive retirement plans, collectively referred to as our “pension” plans, we provide defined benefit pension plan coverage to certain of our employees and former employees of Viad. Our pension obligations under these plans are measured as of December 31 (the “measurement date”). Pension benefits and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors. Following are the weighted-average actuarial assumptions used in calculating the benefit obligation as of each measurement date and the net periodic benefit cost for the year ended December 31:

	2009	2008	2007

Net periodic benefit cost:
Discount rate	6.30%	6.50%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.75%	5.75%	5.75%
Projected benefit obligation:
Discount rate	5.80%	6.30%	6.50%
Rate of compensation increase	5.75%	5.75%	5.75%

At each measurement date, the discount rate is based on the then current interest rates for high-quality, long-term corporate debt securities with maturities comparable to our obligations. The rate of compensation increase is based on historical compensation patterns for the plan participants and management’s expectations for future compensation patterns. Effective December 31, 2009, benefit accruals under all of the supplemental executive retirement plans are frozen. Accordingly, the rate of compensation increase will not impact pension obligations measured subsequent to December 31, 2009, nor will it impact net periodic benefit cost subsequent to the year ending December 31, 2010.

Our pension assets are primarily invested in marketable securities that have readily determinable current market values. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on pension plan assets is based on our historical market experience, our pension plan investment strategy and our expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our expected return. Our pension plan investment strategy is reviewed annually and is based upon plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. At December 31, 2009, the pension assets are composed of approximately 56 percent in United States domestic and international equity stock funds, approximately 35 percent in fixed income securities such as global bond funds and corporate obligations, approximately 5 percent in a real estate limited partnership interest and approximately 4 percent in other securities.

The actual rate of return on average pension assets in 2009 was 4.5 percent, as compared to a 26 percent decline in 2008 from the substantial disruption in the market and the global economic conditions. We believe the 2009 returns indicate some stabilization in the markets, and anticipate a return to historical long-term norms in the future. This is consistent with the widely accepted capital market principle that assets with higher volatility generate greater long-term returns and the historical cyclicality of the investment markets. Accordingly, we do not believe that the actual return for 2009 is significantly different from the long-term expected return used to estimate the benefit obligation. In addition, the participants of our plans are relatively young, providing the plan assets with sufficient time to recover to historical return rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Certain of the assumptions, particularly the discount rate and expected return on plan assets, require significant judgment and could have a material impact on the measurement of our pension obligation. Changing the discount rate by 50 basis points would have increased/decreased 2009 pension expense by $0.3 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2008 pension expense by $0.6 million.

Income Taxes — We are subject to income taxes in the United States and various foreign jurisdictions. In determining taxable income, income or losses before taxes are adjusted for various differences between local tax laws and generally accepted accounting principles. The determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

We establish valuation allowances for our deferred tax assets based on a more likely than not threshold. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood that the deferred tax assets will be realized. If, based on the weight of available evidence, it is deemed more likely than not that the deferred tax assets will not be realized, we establish or maintain a valuation allowance. We weigh the positive and negative evidence commensurate with the extent it may be objectively verified. It is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence, particularly cumulative losses. Our assessment of whether a valuation allowance is required or should be adjusted requires judgment and is completed on a taxing jurisdiction basis. We consider, among other matters: the nature, frequency and severity of any cumulative financial reporting losses; the ability to carry back losses to prior years; future reversals of existing taxable temporary differences; tax planning strategies; and projections of future taxable income. The accounting treatment of our deferred taxes represents our best estimate of these items. A valuation allowance established or revised as a result of our assessment is recorded through “Income tax (benefit) expense” in our Consolidated Statements of Loss. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

We account for our liability for unrecognized tax benefits using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit by the tax authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. Our tax filings for various periods are subject to audit by various tax authorities. Actual tax amounts may be materially different from amounts accrued based upon the results of audits by the tax authorities. The amount of income tax or benefit recognized in our Consolidated Statements of Loss includes the impact of reserve provisions and changes to reserves that are considered appropriate based on current information and management’s best estimate, as well as any applicable related net interest and penalties.

Prior to our June 2004 spin-off from Viad, income taxes were determined on a separate return basis as if we had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. We are considered the divesting entity in the spin-off and treated as the “accounting successor” to Viad, with the continuing business of Viad is referred to as “New Viad.” As part of the spin-off, we entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. Although we believe that we have appropriately proportioned such taxes between MoneyGram and Viad, subsequent adjustments may occur upon filing of amended returns or resolution of audits by various taxing authorities.

Recent Accounting Developments

Recent accounting developments are set forth in Note 3 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the

Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in this Annual Report on Form 10-K, including those described below and under Part I, Item 1A titled “Risk Factors,” and in the documents incorporated by reference herein. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the Investors at the closing of the recapitalization, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions could cause contravention of United States law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. If we are deemed to be a subsidiary of a bank holding company, our ability to engage in other businesses may be limited to those permissible for a bank holding company.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Change of Control Restrictions. Through March 17, 2010, an Agreement between the Investors and Wal-Mart could prevent an acquisition of the Company.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.

Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure is discussed under “Enterprise Risk Management” in Item 6 of this Annual Report on Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 7 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-54. See the “Index to Financial Statements” on page F-1.

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

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2009 has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections titled “Proposal 2: Election of Directors,” “Board of Directors and Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference. Under the section of our definitive Proxy Statement incorporated by reference herein titled “Board of Directors and Governance — Board Committees — Audit Committee,” we identify the financial expert who serves on the Audit Committee of our Board of Directors. Information regarding our executive officers is contained in “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Item 11. EXECUTIVE COMPENSATION

The information contained in the sections titled “Compensation Discussion and Analysis,” “Executive Compensation,” “2009 Director Compensation,” “Human Resources and Nominating Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections titled “Security Ownership of Management,” “Security Ownership of Certain Beneficial Owners” and “Proposal 1: Amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan — Equity Compensation Plan Information” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the section titled “Board of Directors and Governance” under the captions “Director Independence,” “Policy and Procedures Regarding Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section titled “Information Regarding Independent Registered Public Accounting Firm” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

MoneyGram International, Inc. (Registrant)

Date: March 15, 2010	By: /s/ Pamela H. Patsley Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

/s/ Pamela H. Patsley Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jean C. Benson Jean C. Benson	Senior Vice President and Controller (Principal Accounting Officer and Interim Principal Financial Officer)

* Thomas M. Hagerty	Director

* Jess T. Hay	Director

* Scott L. Jaeckel	Director

* Seth W. Lawry	Director

* Othón Ruiz Montemayor	Director

* Pamela H. Patsley	Director

* Ganesh B. Rao	Director

* Albert M. Teplin	Director

/s/ Timothy C. Everett Timothy C. Everett *As attorney-in-fact	Executive Vice President, General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
* 3.1		Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended.
3.2		Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).
4.1		Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
4.3		Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.4		Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.5		Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.6		Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.7		Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.8		Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.1		Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2		Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended February 17, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).
†10	.5	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

Exhibit
Number		Description

†10	.6	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10	.7	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 1010).
10.8		Amended and Restated Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.10 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.9		Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.11 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.10		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.12 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.11		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.12		Amended and Restated Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.14 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.13		Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.15 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.14		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.15		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
†10	.16	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.17	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.18	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.19	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.20	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated March 24, 2008 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).
†10	.21	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

Exhibit
Number		Description

†10	.22	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.20 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.23	MoneyGram International, Inc. Special Executive Severance Plan (Tier I) dated March 25, 2008 (Incorporated by reference from Exhibit 10.18 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.24	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.25	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.26	MoneyGram International, Inc. Special Executive Severance Plan (Tier II) dated March 25, 2008 (Incorporated by reference from Exhibit 10.19 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.27	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10	.28	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.29	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
*+ 10.30		Second Amended and Restated Credit Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent and the other lenders party thereto.
10.31		Security Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.32		Amended and Restated Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.33		Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.34		Amended and Restated Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.35		Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

Exhibit
Number		Description

10.36		Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.37		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.38		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.39		Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.40		Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
*+ 10.41		Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC.
10.42		Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.43		Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.44		MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.45	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.46	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.47	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.48	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
†10	.49	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.50	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.51	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

Exhibit
Number		Description

†10	.52	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.53	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.54	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.55	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.56	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10	.57	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10	.58	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.59	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.60	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.61	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10	.62	Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).
†10	.63	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.64	Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.65	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.66	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.67	Separation Agreement and Release of All Claims, dated as of June 18, 2008, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on June 19, 2008).

Exhibit
Number		Description

†10	.68	Confidential Separation Agreement and Release of All Claims, dated as of April 7, 2008, by and between MoneyGram International, Inc. and Long Lake Partners, L.P. and William J. Putney (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).
†10	.69	Independent Consulting Agreement, dated as of April 8, 2008, by and between MoneyGram Payment Systems, Inc., including all of its parent organizations, holding companies, predecessors, divisions, affiliates, related companies and joint ventures, business units and subsidiaries, and William J. Putney (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).
†10	.70	Separation Agreement and Release of All Claims, dated as of March 20, 2009, between MoneyGram International, Inc. and David J. Parrin (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on March 20, 2009).
†10	.71	Separation Agreement and Release of All Claims, dated as of March 25, 2009, between MoneyGram International, Inc. and Mary A. Dutra (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on March 27, 2009).
†10	.72	Non-Qualified Stock Option Agreement, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.73	Severance Agreement, dated as of May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.74	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated May 6, 2009, between MoneyGram Payment Systems, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.75	Agreement and Release, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.76	Separation Agreement and Release of All Claims, dated October 21, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on October 22, 2009).
†10	.77	Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 16, 2009).
†10	.78	Offer Letter, dated July 28, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 30, 2009).
†10	.79	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.80	Separation Agreement and Release of All Claims, dated as of January 15, 2010, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on January 19, 2010).
†10	.81	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.82	Summary of Compensation for Non-Management Directors effective January 1, 2009 (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).
†10	.83	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

Exhibit
Number		Description

10.84		First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
10.85		The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
+10	.86	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).
10.87		Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).
10.88		MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed February 22, 2010).
*21		Subsidiaries of the Registrant
*23		Consent of Deloitte & Touche LLP
*24		Power of Attorney
*31	.1	Section 302 Certification of Chief Executive Officer
*31	.2	Section 302 Certification of Chief Financial Officer
*32	.1	Section 906 Certification of Chief Executive Officer
*32	.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Pamela H. Patsley	/s/ Jean C. Benson
Pamela H. Patsley Chairman and Chief Executive Officer	Jean C. Benson Senior Vice President and Controller (Interim Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of loss, comprehensive income (loss), cash flows and stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2010

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2009	2008

(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,776,824	4,077,381
Receivables, net (substantially restricted)	1,054,381	1,264,885
Trading investments and related put options (substantially restricted)	26,951	47,990
Available-for-sale investments (substantially restricted)	298,633	438,774
Property and equipment	127,972	156,263
Intangible assets	7,680	14,548
Goodwill	425,630	434,337
Other assets	211,592	208,118

Total assets	$5,929,663	$6,642,296

LIABILITIES
Payment service obligations	$4,843,454	$5,437,999
Debt	796,791	978,881
Pension and other postretirement benefits	119,170	130,900
Accounts payable and other liabilities	188,933	134,040

Total liabilities	5,948,348	6,681,820
COMMITMENTS AND CONTINGENCIES (Note 16)
MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	539,084	458,408
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	325,244	283,804

Total mezzanine equity	864,328	742,212
STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	62,324
Retained loss	(694,914)	(649,254)
Unearned employee benefits	(8)	(424)
Accumulated other comprehensive loss	(35,671)	(42,707)
Treasury stock: 6,040,958 and 5,999,175 shares in 2009 and 2008	(153,306)	(152,561)

Total stockholders’ deficit	(883,013)	(781,736)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,929,663	$6,642,296

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF LOSS

FOR THE YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$1,130,893	$1,105,676	$949,059
Investment revenue	33,219	162,130	398,234
Net securities gains (losses)	7,790	(340,688)	(1,189,756)

Total revenue	1,171,902	927,118	157,537
Fee commissions expense	497,105	502,317	410,301
Investment commissions expense	1,362	102,292	253,607

Total commissions expense	498,467	604,609	663,908

Net revenue (losses)	673,435	322,509	(506,371)

EXPENSES
Compensation and benefits	199,053	224,580	188,092
Transaction and operations support	284,277	219,905	191,066
Occupancy, equipment and supplies	47,425	45,994	44,704
Interest expense	107,911	95,020	11,055
Depreciation and amortization	57,091	56,672	51,979
Valuation loss on embedded derivatives	—	16,030	—
Debt extinguishment loss	—	1,499	—

Total expenses	695,757	659,700	486,896

Loss from continuing operations before income taxes	(22,322)	(337,191)	(993,267)
Income tax (benefit) expense	(20,416)	(75,806)	78,481

Loss from continuing operations	(1,906)	(261,385)	(1,071,748)
Loss from discontinued operations, net of tax	—	—	(249)

NET LOSS	$(1,906)	$(261,385)	$(1,071,997)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations	$(1.48)	$(4.19)	$(12.94)
Discontinued operations, net of tax	—	—	—

Net loss per common share	$(1.48)	$(4.19)	$(12.94)

Net loss available to common stockholders:
Loss from continuing operations	$(1,906)	$(261,385)	$(1,071,748)
Accrued preferred stock dividends	(110,279)	(76,593)	—
Accretion recognized on preferred stock	(10,213)	(7,736)	—

Net loss available to common stockholders from continuing operations	(122,398)	(345,714)	(1,071,748)

Loss allocated to common stockholders from discontinued operations, net of tax	—	—	(249)

Net loss available to common stockholders	$(122,398)	$(345,714)	$(1,071,997)

Weighted-average outstanding common shares	82,499	82,456	82,818

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

NET LOSS	$(1,906)	$(261,385)	$(1,071,997)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $0, $(134,570) and $(450,924)	3,107	(219,561)	(735,717)
Reclassification adjustment for net realized losses included in net loss, net of tax benefit of $0, $124,097 and $452,033	4,071	202,475	737,528

	7,178	(17,086)	1,811

Net unrealized (losses) gains on derivative financial instruments:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $1,329 and $(14,299)	—	2,168	(23,333)
Reclassification adjustment for net unrealized (gains) losses included in net loss, net of tax (expense) benefit of $(478),$11,006 and ($4,510)	(780)	17,957	(7,357)

	(780)	20,125	(30,690)

Pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net loss, net of tax benefit of $106, $38 and $72	173	62	117
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net loss, net of tax benefit of $2,785, $1,679 and $1,668	4,543	2,740	2,649
Valuation adjustment for pension and postretirement benefit plans, net of tax (benefit) expense of $(2,251), ($17,409) and $9,152	(3,672)	(28,405)	14,372
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(249), $1,863 and $(2,257)	(406)	3,039	(3,682)

Other comprehensive income (loss)	7,036	(19,525)	(15,423)

COMPREHENSIVE INCOME (LOSS)	$5,130	$(280,910)	$(1,087,420)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2009	2008	2007

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,906)	$(261,385)	$(1,071,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	—	—	249
Provision for deferred income taxes	(14,915)	(425)	37,637
Depreciation and amortization	57,091	56,672	51,979
Other-than-temporary impairment charges	4,069	70,274	1,193,210
Net (gain) loss on sales and maturities of investments	(7,555)	256,299	(3,649)
Unrealized losses on trading investments	—	40,620	195
Valuation gain on put options related to trading investments	(4,304)	(26,505)	—
Net amortization of investment premiums and discounts	740	735	(15,752)
Valuation loss on embedded derivative	—	16,030	—
Impairment of goodwill	6,245	8,809	6,355
Asset impairments and adjustments	11,983	—	850
Signing bonus amortization	35,280	37,261	25,815
Amortization of debt discount and deferred financing costs	12,765	7,484	197
Debt extinguishment loss	—	1,499	—
Provision for uncollectible receivables	21,432	12,396	8,532
Non-cash compensation and pension expense	9,608	12,596	14,177
Other non-cash items, net	4,650	11,709	(28,088)
Change in foreign currency translation adjustments	(406)	3,039	(3,682)
Change in other assets	27,860	(71,131)	5,401
Change in accounts payable and other liabilities	(5,634)	(95,622)	7,984

Total adjustments	158,909	341,740	1,301,410
Change in cash and cash equivalents (substantially restricted)	300,557	(2,524,402)	(563,779)
Change in trading investments and related put options, net (substantially restricted)	32,900	—	83,200
Change in receivables, net (substantially restricted)	186,619	128,752	342,681
Change in payment service obligations	(594,545)	(2,324,486)	(447,319)

Net cash provided by (used in) continuing operating activities	82,534	(4,639,781)	(355,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale	—	2,896,011	321,693
Proceeds from maturities of investments classified as available-for-sale	140,999	493,320	755,921
Purchases of investments classified as available-for-sale	—	—	(758,898)
Purchases of property and equipment	(37,948)	(38,470)	(70,457)
Proceeds from sale of business	4,500	—	—
Cash paid for acquisitions, net of cash acquired	(3,210)	(2,928)	(29,212)

Net cash provided by investing activities	104,341	3,347,933	219,047

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	733,750	—
Transaction costs for issuance and amendment of debt	—	(47,805)	—
Payment on debt	(41,875)	(1,875)	—
Proceeds from revolving credit facility	—	—	197,000
Payment on revolving credit facility	(145,000)	(100,000)	(2,000)
Proceeds from issuance of preferred stock	—	760,000	—
Transaction costs for issuance of preferred stock	—	(52,222)	—
Proceeds and tax benefit from exercise of stock options	—	—	7,674
Purchase of treasury stock	—	—	(45,992)
Cash dividends paid	—	—	(16,625)

Net cash (used in) provided by financing activities	(186,875)	1,291,848	140,057

CASH FLOWS OF DISCONTINUED OPERATIONS
Investing cash flows	—	—	(3,300)

Net cash used in discontinued operations	—	—	(3,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

					Accumulated
		Additional	Retained	Unearned	Other
	Common	Paid-In	(Loss)	Employee	Comprehensive	Treasury
(Amounts in thousands, except share data)	Stock	Capital	Income	Benefits	Loss	Stock	Total

December 31, 2006	$886	$71,900	$723,106	$(17,185)	$(6,292)	$(103,352)	$669,063
Cumulative effect of adoption of FIN 48			(21,963)				(21,963)
Net loss			(1,071,997)				(1,071,997)
Dividends ($0.20 per share)			(16,625)				(16,625)
Employee benefit plans		1,177		13,905		(662)	14,420
Treasury shares acquired						(45,992)	(45,992)
Net unrealized gain on available-for-sale securities					1,811		1,811
Net unrealized loss on derivative financial instruments					(30,690)		(30,690)
Amortization of prior service cost for pension and postretirement benefits, net of tax					117		117
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,649		2,649
Valuation adjustment for pension and postretirement benefit plans, net of tax					14,372		14,372
Unrealized foreign currency translation adjustment					(3,682)		(3,682)

December 31, 2007	886	73,077	(387,479)	(3,280)	(21,715)	(150,006)	(488,517)
Cumulative adjustment for SFAS No. 158- change of measurement date			(390)		(1,467)		(1,857)
Net loss			(261,385)				(261,385)
Reclassification of embedded derivative liability		70,827					70,827
Dividends on preferred stock		(76,593)					(76,593)
Accretion on preferred stock		(7,736)					(7,736)
Employee benefit plans		2,749		2,856		(2,555)	3,050
Net unrealized loss on available-for-sale securities					(17,086)		(17,086)
Net unrealized gain on derivative financial instruments					20,125		20,125
Amortization of prior service cost for pension and postretirement benefits, net of tax					62		62
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,740		2,740
Valuation adjustment for pension and postretirement benefit plans, net of tax					(28,405)		(28,405)
Unrealized foreign currency translation adjustment					3,039		3,039

December 31, 2008	886	62,324	(649,254)	(424)	(42,707)	(152,561)	(781,736)
Net loss			(1,906)				(1,906)
Dividends on preferred stock		(66,525)	(43,754)				(110,279)
Accretion on preferred stock		(10,213)					(10,213)
Employee benefit plans		14,414		416		(745)	14,085
Net unrealized gain on available-for-sale securities					7,178		7,178
Reclassification of unrealized gain on derivative financial instruments, net of tax					(780)		(780)
Amortization of prior service cost for pension and postretirement benefits, net of tax					173		173
Amortization of unrealized losses on pension and postretirement benefits, net of tax					4,543		4,543
Valuation adjustment for pension and postretirement benefit plans, net of tax					(3,672)		(3,672)
Unrealized foreign currency translation adjustment					(406)		(406)

December 31, 2009	$886	$—	$(694,914)	$(8)	$(35,671)	$(153,306)	$(883,013)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

MoneyGram International, Inc. and its wholly owned subsidiaries (“MoneyGram”) offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through a network of agents. The Financial Paper Products segment provides payment processing services, primarily official check outsourcing services, and money orders through financial institutions and agents. The Company’s headquarters are located in Minneapolis, Minnesota, United States of America. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

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

Note 2 —	Recapitalization

On March 25, 2008, the Company completed a recapitalization, pursuant to which the Company received $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses as described in Note 6 — Investment Portfolio. The equity component of the recapitalization consisted of the sale in a private placement of Series B Participating Convertible Preferred Stock of the Company (the “B Stock”) and Series B-1 Participating Convertible Preferred Stock of the Company (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”). The debt component of the recapitalization consisted of a senior secured amended and restated credit agreement entered into with a group of lenders (the “Senior Facility”) and the issuance of senior secured second lien notes (the “Notes”). See Note 10 — Debt and Note 12 — Mezzanine Equity for further information regarding the equity and debt components.

Participation Agreement between the Investors and Walmart Stores, Inc. — On February 11, 2008, the affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) entered into a Participation Agreement (as amended on March 17, 2008) with Walmart Stores, Inc. (“Walmart”) in connection with the recapitalization. The Company is not a direct party to the Participation Agreement, which was negotiated solely between the Investors and Walmart. Under the terms of the Participation Agreement, the Investors are obligated to pay Walmart certain percentages of accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. Cash payments include dividends paid by the Company to the Investors and any cash payments received by the Investors in connection with the sale of any shares of the Company’s stock to an unaffiliated third party or upon redemption by the Company. Walmart, in its sole discretion, may elect to receive payments in cash or equivalent shares of stock held by the Investors. In addition, through March 17, 2010, the Investors must receive Walmart’s consent prior to voting in favor of, consenting to, or selling shares in a transaction that would cause a change in control of the Company, as defined by the Participation Agreement.

The Company has no obligation to Walmart or additional obligations to the Investors under the terms of the Participation Agreement. However, as the Company indirectly benefited from the agreement, the Company will recognize the Participation Agreement in its consolidated financial statements as if the Company itself entered into

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement with Walmart. As Walmart may elect to receive any payments under the Participation Agreement in cash, the agreement is accounted for as a liability award. The Company will recognize a liability equal to the fair value of the Participation Agreement through a charge to the Consolidated Statements of Loss based upon the probability that certain performance conditions will be met. The liability will be remeasured each period until settlement, with changes in fair value recognized in the Consolidated Statements of Loss. Walmart’s ability to earn the award under the Participation Agreement is conditioned upon the Investors receiving cash payments related to the Company’s preferred stock in excess of the Investors’ original investment in the Company. While it is probable that performance conditions will be met at December 31, 2009, the fair value of the liability is zero at this time as the Company’s discount rate, based on its debt interest rates and credit rating, exceeds the dividend rate on the preferred stock.

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

During 2009, the Company reclassified its put options related to trading investments from “Other assets” to “Trading investments and related put options (substantially restricted)” in its Consolidated Balance Sheets to reflect the interaction of the two assets. Consistent with its classification of current tax positions, during 2009 the Company reclassified its net deferred tax positions into “Other assets” or “Accounts payable and other liabilities” depending on the net position. The balances as of December 31, 2008 have been revised to conform to the current presentation. These reclassifications were not material and had no impact on net loss, net cash flows from continuing operating activities or stockholders’ deficit as previously reported.

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

Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the Consolidated Financial Statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statement of Loss. For the years ending December 31, 2009 and 2008, the Company’s SPEs had cash and cash equivalents of $143.6 million and $281.2 million, respectively, and payment service obligations of $115.3 million and $239.8 million, respectively.

In connection with the SPEs, the Company must maintain certain specified ratios of greater than 100 percent of segregated assets to outstanding payment instruments. These specified ratios require the Company to contribute additional assets if the fair value of the segregated assets is less than the outstanding payment instruments at any time. The segregated assets consist solely of cash and cash equivalents; therefore, the Company does not anticipate a need to contribute additional assets in the future to maintain the specified ratios as required by the SPEs. Under

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain limited circumstances, the related financial institution customers have the right to either demand liquidation of the segregated assets or to replace the Company as the administrator of the SPE. Such limited circumstances consist of material (and in most cases continued) failure of MoneyGram to uphold its warranties and obligations pursuant to its underlying agreements with the financial institution customers.

Certain structured investments owned by the Company represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a United States Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, the Company owns a percentage of the beneficial interests which results in the Company absorbing a majority of the expected losses. Therefore, the Company consolidates these trusts by recording and accounting for the assets of the trust separately in the Consolidated Financial Statements.

Management Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Substantially Restricted — The Company’s licensed entity MPSI is regulated by various state agencies that generally require the Company to maintain a pool of assets with an investment rating of A or higher (“permissible investments”) in an amount generally equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.

In connection with the credit facilities, one clearing bank agreement and the SPEs, the Company also has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the credit facilities are described in Note 10 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.

The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements.

The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the principal amount of regulated payment service obligations upon presentment. Cash and cash equivalents,

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables and investments exceeding payment service obligations are generally available; however, management considers a portion of these amounts as providing additional assurance that business needs and regulatory requirements are maintained during the normal fluctuations in the value of the Company’s payment service assets and obligations. The following table shows the amount of assets in excess of payment service obligations at December 31:

(Amounts in thousands)	2009	2008

Cash and cash equivalents (substantially restricted)	$3,776,824	$4,077,381
Receivables, net (substantially restricted)	1,054,381	1,264,885
Trading investments and related put options (substantially restricted)	26,951	47,990
Available-for-sale investments (substantially restricted)	298,633	438,774

	5,156,789	5,829,030
Payment service obligations	(4,843,454)	(5,437,999)

Assets in excess of payment service obligations	$313,335	$391,031

Regulatory requirements also require MPSI to maintain positive net worth, with one state requiring that MPSI maintain positive tangible net worth. In its most restrictive state, the Company had excess permissible investments of $315.3 million over the state’s payment service obligations measure at December 31, 2009, with substantially higher excess permissible investments for all other states. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2009.

Cash and Cash Equivalents (substantially restricted) — The Company defines cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date which the Company does not intend to rollover.

Receivables, net (substantially restricted) — The Company has receivables due from financial institutions and agents for payment instruments sold. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible as determined based on known delinquent accounts and historical trends. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectibility by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses:

(Amounts in thousands)	2009	2008	2007

Beginning balance	$16,178	$8,019	$6,824
Charged to expense	21,432	12,396	8,532
Write-offs, net of recoveries	(13,075)	(4,237)	(7,337)

Ending balance	$24,535	$16,178	$8,019

Sale of Receivables — The Company had an agreement to sell undivided percentage ownership interests in certain receivables, primarily from its money order agents. The Company sold receivables under this agreement to accelerate the cash flow available for investment. The receivables were sold without recourse to two commercial paper conduit trusts and represented a small percentage of the total assets in each trust. The Company’s rights and obligations were limited to the receivables transferred and the transactions were accounted for as sales. The assets and liabilities associated with the trusts, including the sold receivables, were not recorded or consolidated in the Company’s financial statements. In January 2008, the Company terminated the facility. The agreement included a

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5 percent holdback provision of the purchase price of the receivables, with the related cost included in the Consolidated Statements of Loss in “Investment commissions expense.” The expense recorded in 2008 and 2007 was $0.2 million and $23.3 million, respectively.

Investments (substantially restricted) — The Company classifies securities as trading or available-for-sale in its Consolidated Balance Sheets. The Company has no securities classified as held-to-maturity. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statements of Loss. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ equity. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Loss.

Interest income on “Residential mortgage-backed securities” and “Other asset-backed securities” for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on mortgage-backed and other asset-backed investments for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield. Starting in the second quarter of 2008, interest income for “Other asset-backed securities” has been recorded under the prospective method as the risk of credit loss is not deemed remote.

During the second quarter of 2008, the Company began applying the cost recovery method of accounting for interest to its investments categorized as “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis and treats any interest payments received as deemed recoveries of principal, reducing the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company began applying the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioration in the market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.

Securities with gross unrealized losses at the Consolidated Balance Sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Any impairment charges are included in the Consolidated Statements of Loss under “Net securities gains (losses).”

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, receivables, payment service obligations, accounts payable and debt. The carrying values of cash and cash equivalents, receivables, accounts payable and payment service obligations approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s Senior Facility approximates fair value as interest related to the debt is variable rate. The carrying value of the Company’s fixed-rate Notes also approximates fair value as the contractual interest rate is comparable to debt with similar maturities issued by companies with similar credit qualities. See Note 5 — Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of investments and derivatives.

Derivative Financial Instruments — The Company recognizes derivative instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the Company recognizes the change in fair value in earnings in the period of change, together with the offsetting change in the hedged item. For a derivative instrument designated as a cash flow hedge, the Company initially reports the effective portion of the derivative’s change in fair value in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, and subsequently reclassifies the net change in fair value into earnings when the hedged exposure affects earnings.

The Company evaluates the hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Any gain or loss on derivatives designated as hedges that are terminated or discontinued is recorded in the “Net securities gains (losses)” component in the Consolidated Statements of Loss. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” in the Consolidated Statements of Loss.

Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative instruments for trading or speculative purposes.

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the lesser of the estimated useful lives or lease term. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statement of Loss. Estimated useful lives by major asset category are generally as follows:

Agent equipment	3 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	Lesser of the license term or 5 years
Leasehold improvements	Lesser of the lease term or 10 years
Office furniture and equipment	Lesser of the lease term or 7 years
Signage	3 years

For the years ended December 31, 2009 and 2008, software development costs of $9.8 million and $10.9 million, respectively, were capitalized. At December 31, 2009 and 2008, there is $35.5 million and $37.6 million, respectively, of unamortized software development costs included in property and equipment.

Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the remaining term of the lease or 10 years.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill  — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition or at cost if internally developed. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Customer lists	3-15 years
Patents	15 years
Non-compete agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

Intangible assets and goodwill are tested for impairment annually in November of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment using a fair-value based approach, and is assessed at the reporting unit level, or the lowest level for which discrete financial condition and operating results are available. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an impairment. Intangible and other long-lived assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value.

Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. For contracts requiring payments to be refunded, the signing bonuses are capitalized and amortized over the life of the related contract as such costs are recoverable through future operations or, in the case of early termination, through penalties or refunds. Amortization of signing bonuses on long-term contracts is recorded in “Fee commissions expense” in the Consolidated Statements of Loss. The carrying values of the signing bonuses are reviewed annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Signing bonuses for contracts that do not require a refund in the event of nonperformance or cancellation are expensed upon payment in “Fee commissions expense” in the Consolidated Statements of Loss.

Income Taxes — The provision for income taxes is computed based on the pre-tax loss included in the Consolidated Statements of Loss. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company adopted accounting guidance that addresses accounting for uncertainty in income taxes on January 1, 2007. The cumulative effect of applying this guidance was reported as a $22.0 million reduction to the opening balance of retained income. The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax (benefit) expense” in the Consolidated Statements of Loss. See Note 15 — Income Taxes for further discussion.

Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate reduction of stockholders’ deficit. See Note 13 — Stockholders’ Deficit for further discussion.

Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, recording the translation adjustments

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to United States dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of Loss.

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and its investing activity. A description of these revenues and recognition policies is as follows:

•	Fee and other revenues primarily consist of transaction fees and foreign exchange revenue.

–	Transaction fees consist primarily of fees earned on money transfer, money order, bill payment and official check transactions. The money transfer transaction fees vary based on the principal value of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

–	Foreign exchange revenue is derived from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

–	Other revenue consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. These fees are recognized in earnings in the period the item is processed or earned.

•	Investment revenue is derived from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income and amortization of premiums and discounts. Interest and dividends are recognized as earned, with the exception of interest related to available-for-sale investments classified as “Other asset-backed securities.” For “Other asset-backed securities,” interest is recognized using the cost recovery method as described under the accounting policy for “Investments (substantially restricted).” Premiums and discounts on investments are amortized using a straight-line method over the life of the investment.

•	Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Impairments are recognized in the period the security is deemed to be other-than-temporarily impaired. Unrealized gains and losses resulting from changes in the fair value of trading investments and put options related to trading investments are recognized in the period in which the change occurs.

Fee Commissions Expense — The Company pays fee commissions to third-party agents for money transfer and bill payment services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the customer. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Fee commissions expense also includes the amortization of capitalized signing bonuses.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing & Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place. Marketing and advertising expense was $40.2 million, $52.9 million and $56.5 million for 2009, 2008 and 2007, respectively.

Stock-Based Compensation — All stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. For awards meeting the criteria for equity treatment, expense is recognized using the straight-line method. For awards meeting the criteria for liability treatment, the fair value is remeasured at each period and the pro-rata portion of the expense is recognized using the straight-line method. See Note 14 — Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Earnings Per Share — The Company utilizes the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net loss less dividends declared or accumulated on preferred stock less any preferred stock accretion. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

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

(Amounts in thousands)	2009	2008	2007

Shares related to stock options	21,636	3,577	1,495
Shares related to restricted stock	28	127	249
Shares related to preferred stock	381,749	337,637	—

Shares excluded from the computation	403,413	341,341	1,744

Recent Accounting Pronouncements — In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security and that it is more likely than not management will not have to sell the security before recovery of its cost basis. This guidance requires increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold, as well as increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The Company adopted the guidance effective for the interim period ending June 30, 2009, with no material impact on its Consolidated Financial Statements as the Company has the intent to sell its securities which generated other-than-temporary impairments in 2009.

In June 2009, the FASB issued guidance which amends previously issued derecognition guidance for financial transfers of assets, eliminates the exemption from consolidation for qualifying SPEs and amends the consolidation guidance applicable to variable interest entities. This guidance will be effective for any financial transfers completed by the Company after January 1, 2010, and for consolidated financial statements prepared subsequent

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to December 31, 2009. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

Note 4 —	Acquisitions and Disposals

Blue Dolphin Financial Services N.V. — On February 5, 2010, the Company acquired Blue Dolphin Financial Services N.V. (“Blue Dolphin”), a former super-agent in the Netherlands, for a purchase price of $1.4 million and an earn-out potential of $1.4 million. The acquisition of Blue Dolphin provides the Company with the opportunity for further network expansion in the Netherlands and Belgium under the European Union Payment Services Directive and additional control over sales and marketing activities.

R. Raphaels & Sons PLC — On February 2, 2009, the Company acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provided the Company with five money transfer stores in and around Paris, France that have been integrated into its French retail operations.

The preliminary purchase price allocation as of December 31, 2009 includes $2.0 million of goodwill assigned to the Company’s Global Funds Transfer segment. The purchase price allocation is preliminary pending the completion of the valuation of fixed assets, intangible assets and deferred taxes and will be completed in the first quarter of 2010. The Company incurred $0.2 million of transaction costs related to this acquisition in 2008 which are included in the “Transaction and operations support” line in the Consolidated Statements of Loss. The operating results of Raphaels Bank subsequent to the acquisition date are included in the Company’s Consolidated Statements of Loss. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Loss.

FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”), entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the sale, which was completed in the third quarter of 2009, the Company recorded an impairment charge of $0.6 million to write off goodwill associated with FSMC. This impairment charge is recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. The operating results of FSMC are not material to the Company’s Consolidated Statements of Loss and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets. FSMC is included in the Company’s “Other” results for segment reporting purposes.

ACH Commerce — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business. In connection with this decision, the Company recognized an impairment charge of $8.8 million to write off the goodwill associated with ACH Commerce. In the third quarter of 2009, the Company recorded an impairment charge of $1.4 million on its proprietary software related to ACH Commerce. The impairment charge was recorded in the “Transaction and operations support” line in the Consolidated Statements of Loss. ACH Commerce is not material to the Consolidated Statements of Loss or the Consolidated Balance Sheets. ACH Commerce is included in the Company’s “Other” results for segment reporting purposes.

MoneyCard World Express, S.A. and Cambios Sol S.A. — In July 2008, the Company acquired MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol S.A. (“Cambios Sol”), two of its former super-agents in Spain, for purchase prices of $3.4 million and $4.5 million, respectively, including cash acquired of $1.4 million and $4.1 million, respectively. The acquisition of these money transfer entities provided the Company with a money transfer license in Spain, as well as the opportunity for further network expansion and more control over marketing and promotional activities in the region.

In 2009, the Company finalized its purchase price allocation, resulting in goodwill of $4.3 million assigned to the Company’s Global Funds Transfer segment and $1.4 million of intangible assets. The intangible assets consist primarily of customer lists and developed technology and are being amortized over useful lives ranging from three

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to five years. In addition, the Company recognized an indefinite life intangible asset of $0.6 million relating to the money transfer license. The purchase price allocation includes $0.5 million of transaction costs. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of Loss. The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of Loss.

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

In 2007, the Company finalized its purchase price allocation, resulting in goodwill of $24.1 million assigned to the Company’s Global Funds Transfer segment and intangible assets of $6.0 million, consisting primarily of customer lists, developed technology and a non-compete agreement. The intangible assets are being amortized over useful lives ranging from three to 15 years. The potential earn-out payment of up to $10.0 million contingent on PropertyBridge’s performance during 2008 was not achieved. The purchase price allocation included $0.2 million of transaction costs. The operating results of PropertyBridge subsequent to October 1, 2007 are included in the Company’s Consolidated Statements of Loss. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Loss.

Game Financial Corporation — During 2007, the Company paid $3.3 million in connection with the settlement of a contingency in the Sales and Purchase Agreement related to the continued operations of Game Financial Corporation, which was sold in 2004, with one casino. The Company recognized a loss from discontinued operations of $0.3 million in the Consolidated Statements of Loss in 2007, representing the recognition of a deferred tax asset valuation allowance, partially offset by the reversal of the remaining liability.

Other Disposals — During 2009, the Company decided to sell its corporate airplane. In connection with this decision, the Company recognized a $7.0 million impairment in the “Transaction and operations support” line in the Consolidated Statements of Loss.

Note 5 —	Fair Value Measurement

The Company records certain of its assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Under the hierarchy, the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by observable inputs (Level 2) and unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value:

Investments — For United States government agencies and residential mortgage-backed securities collateralized by United States government agency securities, fair value measures are generally obtained from independent sources, including a pricing service. As market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments. The Company periodically corroborates the valuations provided by the pricing service through internal valuations utilizing externally developed cash flow models, comparison to actual transaction prices for any sold securities and any broker quotes received on the same security.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For other asset-backed securities, investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments.

Derivatives — Derivatives consist of interest rate swaps, foreign currency forward contracts and embedded derivatives contained in the Series B Stock. As the Company’s derivative agreements are not exchange traded, the valuations are determined using pricing models with inputs that are observable in the market or that can be derived principally from, or corroborated by, observable market data. The Company’s derivative agreements related to interest rate swaps and foreign currency forward contracts are well-established products, allowing the use of pricing models that are widely accepted in the industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as the price of the Company’s common stock, interest rates, volatility, credit spreads and the credit quality of the counterparty. For the interest rate swaps and forward contracts, these models do not contain a high level of subjectivity as the methodologies used in the models do not require significant judgment and the inputs are readily observable. Accordingly, the Company has classified its interest rate swaps and forward contracts as Level 2 financial instruments. The fair value of the embedded derivatives is estimated using a partial differential equation methodology and, to the extent possible, market observable or market corroborated data. However, certain assumptions, particularly the future volatility of the Company’s common stock price, are subjective as market data is either unobservable or may not be available on a consistent basis. Given the significance of the future volatility to the fair value estimate, the Company has classified its embedded derivatives as Level 3 financial instruments.

Other Financial Instruments — Other financial instruments consist of put options related to trading investments. The fair value of the put options is estimated using the expected cash flows from the instruments assuming their exercise in June 2010. These cash flows are discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its Notes. The discounted cash flows of the put options are then reduced by the estimated fair value of the related trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company has classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options is remeasured each period, with the change in fair value recognized in earnings.

Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of December 31, 2009, the fair value of Tranche A and Tranche B under the Senior Facility is estimated at $94.7 million and $199.0 million, respectively. As of December 31, 2009, the fair value of the Second Lien Notes is estimated at $492.5 million.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no financial liabilities recorded at fair value as of December 31, 2009 and 2008. Following are the Company’s financial assets recorded at fair value by hierarchy level as of December 31:

	2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$26,951	$26,951
Available-for-sale investments (substantially restricted):
United States government agencies	—	7,715	—	7,715
Residential mortgage-backed securities — agencies	—	268,830	—	268,830
Other asset-backed securities	—	—	22,088	22,088

Total financial assets	$—	$276,545	$49,039	$325,584

	2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$47,990	$47,990
Available-for-sale investments (substantially restricted):
United States government agencies	—	17,449	—	17,449
Residential mortgage-backed securities — agencies	—	391,797	—	391,797
Other asset-backed securities	—	—	29,528	29,528

Total financial assets	$—	$409,246	$77,518	$486,764

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the years ended December 31:

	2009			2008
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$47,990	$29,528	$77,518	$62,105	$2,478,832	$2,540,937
Issuance of put options	—	—	—	24,114	—	24,114
Sales and settlements	—	—	—	—	(2,355,014)	(2,355,014)
Realized gains	7,557	—	7,557	—	—	—
Realized losses	—	(2)	(2)	—	(13,760)	(13,760)
Principal paydowns	(32,900)	(6,417)	(39,317)	—	(16,073)	(16,073)
Other-than-temporary impairments	—	(4,069)	(4,069)	—	(70,274)	(70,274)
Unrealized gains — instruments still held at the reporting date	4,304	4,557	8,861	2,391	5,817	8,208
Unrealized losses — instruments still held at the reporting date	—	(1,509)	(1,509)	(40,620)	—	(40,620)

Ending balance	$26,951	$22,088	$49,039	$47,990	$29,528	$77,518

There were no financial liabilities classified in Level 3 for the year ended December 31, 2009. The table below provides a roll-forward for the year ended December 31, 2008 of the financial liabilities classified in Level 3.

	2008
			Total
	Embedded	Derivative	Level 3
	Derivatives in	Financial	Financial
(Amounts in thousands)	Preferred Stock	Instruments	Liabilities

Beginning balance	$—	$28,723	$28,723
Issuance of preferred stock	54,797	—	54,797
Valuation losses	16,030	973	17,003
Cash settlement of derivatives upon termination	—	(29,696)	(29,696)
Reversal of liability to Additional paid-in capital	(70,827)	—	(70,827)

Ending balance	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 3 — Summary of Significant Accounting Policies. Components of the investment portfolio as of December 31, were as follows:

(Amounts in thousands)	2009	2008

Cash	$1,243,060	$1,575,601
Money markets	1,933,764	1,626,788
Time deposits	400,000	874,992
Certificate of deposit	200,000	—

Cash and cash equivalents	3,776,824	4,077,381
Trading investments and related put options	26,951	47,990
Available-for-sale investments	298,633	438,774

Total investment portfolio	$4,102,408	$4,564,145

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities, time deposits and a certificate of deposit. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in eight funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. The time deposits have maturities of six months or less and are issued from financial institutions that are rated AA as of the date of this filing. The certificate of deposit has a maturity of one year and is issued from an institution that is rated AA as of the date of this filing.

Trading Investments and Related Put Options — As of December 31, 2008, trading investments consisted of three securities: an auction rate security collateralized by commercial paper with a rating of A-1/P-1 and original maturities of less than 28 days; an auction rate security collateralized by perpetual preferred stock issued by the monoline insurer and paying a discretionary dividend; and perpetual preferred stock of a monoline insurer paying a discretionary dividend. The Company also held three put options which, beginning in June 2010, allow the Company to put each trading security back at par to the trading firm that originally sold the security to the Company. Under the November 2008 buy-back program that generated the put options, the trading firm also had the right to call the related security at any time at par plus accrued interest. The Company has received all contractual interest payments, including the penalty rate payments, related to its trading investments.

Two trading investments were called at par during 2009, resulting in a $7.6 million gain recorded in “Net securities gains (losses)”, net of the reversal of the related put options. The fair value of the remaining trading investment is $11.8 million on a par value of $29.4 million as of December 31, 2009, which is unchanged from the prior year. The fair value of the related put option is $15.2 million, reflecting a valuation gain of $4.3 million from the passage of time. The put option will continue to be remeasured each period through earnings. In February 2010, the remaining trading investment was called at par.

The fair value of the trading investments as of December 31, 2008 was $21.5 million on a par value of $62.3 million. The fair value of the put options was $26.5 million as of December 31, 2008. The Company recorded a net valuation loss on its trading investments and related put options of $14.1 million during the year ended December 31, 2008 due to market concerns regarding the capital position of the monoline insurers and their intent to pay dividends on their preferred stock.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31:

	2009
		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$259,563	$9,296	$(29)	$268,830	$104.13
Other asset-backed securities	15,706	6,382	—	22,088	3.74
United States government agencies	6,854	861	—	7,715	85.72

Total	$282,123	$16,539	$(29)	$298,633	$34.84

	2008
		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$385,276	$6,523	$(2)	$391,797	$102.37
Other asset-backed securities	27,703	1,825	—	29,528	4.43
United States government agencies	16,463	986	—	17,449	91.84

Total	$429,442	$9,334	$(2)	$438,774	$41.05

Gains and Losses and Other-Than-Temporary Impairments — At December 31, 2009 and 2008, net unrealized gains of $16.5 million and $9.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” No deferred tax liability is currently recognized for the net unrealized gains due to the deferred tax position described in Note 15 — Income Taxes. During 2009, 2008 and 2007, losses of $4.1 million, $326.6 million and $1,189.6 million, respectively, were reclassified from “Accumulated other comprehensive loss” to earnings in connection with the sale, maturity or pay-down of the underlying securities and other-than-temporary impairments recognized during the year. Net securities gains (losses) were as follows for the year ended December 31:

(Amounts in thousands)	2009	2008	2007

Gross realized gains	$—	$34,200	$5,611
Gross realized losses	(2)	(290,498)	(1,962)
Other-than-temporary impairments	(4,069)	(70,274)	(1,193,210)

Net securities losses from available-for-sale investments	(4,071)	(326,572)	(1,189,561)
Unrealized gains (losses) from trading investments and related put options	4,304	(14,116)	(195)
Realized gains from trading investments and related put options	7,557	—	—

Net securities gains (losses)	$7,790	$(340,688)	$(1,189,756)

The Company realigned its investment portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) for proceeds of $2.9 billion and a net realized loss of $256.3 million. The net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents to supplement the Company’s assets in excess of payment service

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations. Other-than-temporary impairment charges of $70.3 million during 2008 were the result of further deterioration in the markets. The Company continues to have the intent to sell its investments classified as “Other asset-backed securities.”

At December 31, 2009 and 2008, approximately 93 percent of the available-for-sale portfolio is invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have always had the implicit backing of the United States government. During 2008, the United States government took action to place certain agencies under conservatorship and provide unlimited lines of credit through the United States Treasury. These actions served to provide greater comfort to the market regarding the intent of the United States government to back the securities issued by its agencies. The Company expects to receive full par value of the securities upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.04 per dollar of par at December 31, 2009.

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at December 31 consisted of the following ratings:

	2009			2008
	Number of	Fair	Percent of	Number of		Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Fair Value	Investments

AAA, including United States agencies	34	$276,215	92%	42	$409,672	94%
AA	—	—	0%	3	5,064	0%
A	1	415	0%	5	2,919	1%
BBB	1	1,842	1%	2	543	0%
Below investment grade	69	20,161	7%	68	20,576	5%

Total	105	$298,633	100%	120	$438,774	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, investments rated A or better would have remained the same as of December 31, 2009 and been reduced by $3.5 million as of December 31, 2008.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at December 31, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	2009		2008
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$6,854	$7,715	$1,003	$1,073
After five years through ten years	—	—	15,460	16,376
Mortgage-backed and other asset-backed securities	275,269	290,918	412,979	421,325

Total	$282,123	$298,633	$429,442	$438,774

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

follows at December 31, 2009 and 2008: 91 percent and 93 percent, respectively, used a third party pricing service; 4 percent and 3 percent, respectively, used broker pricing; and 5 percent and 4 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — At December 31, 2009 and 2008, the Company had nominal unrealized losses in its available-for-sale portfolio, with no unrealized losses aged 12 months or more, after the recognition of other-than-temporary impairment charges.

Note 7 —	Derivative Financial Instruments

The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Loss reflects losses of $5.3 million, $5.5 million and $1.5 million in 2009, 2008 and 2007, respectively, from the effect of changes in foreign exchange rates on foreign-denominated receivables and payables, which is net of a loss of $5.2 million, a gain of $4.3 million and a loss of $8.3 million from the related forward contracts for 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had $59.4 million and $98.4 million, respectively, of outstanding notional amounts relating to its forward contracts.

At December 31, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

	Balance Sheet	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	Location	2009	2008	2009	2008

Forward contracts	Other assets	$5,361	$3,765	$29	$2,512

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

Historically, the Company entered into foreign currency forward contracts of 12 months to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. The Company recognized a $2.4 million gain and a $2.8 million loss for the years ended December 31, 2009 and 2008, respectively, in the “Fee and other revenue” line of the Consolidated Statements of Loss, including $0.8 million of unrealized gains and $2.2 million of unrealized losses reclassified from “Accumulated other comprehensive loss” upon the final settlement of these cash flow hedges for the years ending December 31, 2009 and 2008. As of December 31, 2008, the Company had $0.8 million of unrealized gains on its cash flow hedges recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The notional amount of outstanding cash flow hedges as of December 31, 2008 was $18.1 million, all of which matured in 2009. There were no outstanding cash flow hedges as of December 31, 2009.

The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt, as well as its floating rate commission payments to financial institution customers in the Financial Paper Products segment, primarily relating to the official check product. In connection with its restructuring of the official check business in 2008, the Company terminated certain of its financial institution customer relationships. The termination of the relationships led the Company to discontinue hedge accounting treatment in 2008 as the forecasted

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction would no longer occur. The commission swaps were terminated in 2008, resulting in a $27.7 million loss being recognized in “Investment commissions expense” in the Consolidated Statements of Loss. Additionally, as described in Note 10 — Debt, the Company’s Senior Facility was deemed extinguished as a result of the modifications made to the Senior Facility in connection with the recapitalization. As a result, the Company discontinued hedge accounting treatment of its debt swap and terminated the swap in 2008. As a result of the swap termination, the Company recognized a $2.0 million loss in “Interest expense” in the Consolidated Statements of Loss.

As described in Note 12 — Mezzanine Equity, the B Stock contains a conversion option allowing the stockholder to convert the B Stock into shares of common stock. As the Certificate of Designation for the B Stock does not explicitly state that a net-cash settlement is not required in the event the Company has insufficient shares of common stock to effect a conversion, guidance from the Securities and Exchange Commission (the “SEC”) requires the Company to presume a net-cash settlement would be required. As a result, the conversion option met the definition of an embedded derivative requiring bifurcation and liability accounting treatment to the extent the Company did not have sufficient shares to effect a full conversion. As of March 31, 2008 and June 30, 2008, the Company had a shortfall of committed and authorized common stock, requiring the Company to recognize an embedded derivative. On August 11, 2008, the Investors and the Company formally clarified that the provisions of the B Stock do not allow the Investors to require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the B Stock conversion option no longer met the criteria for an embedded derivative requiring bifurcation and liability accounting treatment. Accordingly, the Company remeasured the liability through August 11, 2008 and then recorded the liability to “Additional paid-in capital” in the third quarter of 2008. The increase in the fair value of the liability from the issuance of the B Stock through August 11, 2008 of $16.0 million was recognized in the “Valuation loss on embedded derivatives” line in the Consolidated Statements of Loss. There will be no further impact to the Company’s Consolidated Statements of Loss as no further remeasurement of the conversion option is required.

The Series B Stock also contains a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a 1 percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment. The fair value of the change of control redemption option was de minimus as of December 31, 2009 and 2008.

Note 8 —	Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2009	2008

Land	$2,907	$2,907
Office furniture and equipment	38,871	45,053
Leasehold improvements	21,378	18,522
Agent equipment	78,973	92,124
Signage	51,584	46,808
Computer hardware and software	186,601	179,408

	380,314	384,822
Accumulated depreciation	(252,342)	(228,559)

Total property and equipment	$127,972	$156,263

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the year ended December 31 is as follows:

(Amounts in thousands)	2009	2008	2007

Office furniture and equipment	$4,600	$4,055	$4,131
Leasehold improvements	3,526	2,593	1,728
Agent equipment	11,449	10,393	8,585
Signage	10,891	11,558	9,814
Computer hardware and software	23,351	23,692	23,415

Total depreciation expense	$53,817	$52,291	$47,673

At December 31, 2009 and 2008, there was $1.2 million and $2.6 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

The Company recognized a $7.0 million impairment charge in 2009 in connection with its decision to sell its corporate airplane. The Company also fully impaired $1.4 million of software related to its ACH Commerce business based on changes in its exit plan. During 2008 and 2007, the Company decided to discontinue certain software development projects and recognized an impairment charge of $0.9 million and $0.2 million, respectively. All impairment charges are included in the “Transaction and operations support” line in the Consolidated Statement of Loss.

Note 9 —	Intangible Assets and Goodwill

Intangible assets at December 31 consist of the following:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$15,307	$(9,130)	$6,177	$29,465	$(17,486)	$11,979
Non-compete agreements	200	(150)	50	3,417	(2,840)	577
Trademarks and license	597	(1)	596	981	(150)	831
Developed technology	1,519	(662)	857	1,519	(358)	1,161

Total intangible assets	$17,623	$(9,943)	$7,680	$35,382	$(20,834)	$14,548

In 2009, the Company recorded impairment charges of $3.6 million related to customer lists and trademarks associated with its retail money order business. Intangible impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of Loss. No impairments of intangible assets were identified during 2008 and 2007. In connection with the acquisitions of MoneyCard and Cambios Sol in 2008, the Company recorded intangible assets of $1.4 million for customer lists, developed technology and a money transfer license.

Intangible asset amortization expense for 2009, 2008 and 2007 was $3.3 million, $4.4 million and $4.3 million, respectively. The estimated future intangible asset amortization expense is $2.3 million, $1.2 million, $0.7 million, $0.4 million and $0.3 million for 2010, 2011, 2012, 2013 and 2014, respectively.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a roll-forward of goodwill by reporting segment:

	Global Funds Transfer		Financial Paper Products		Other
	2009	2008	2009	2008	2009	2008

Balance at beginning of year:
Goodwill	$426,794	$422,487	$2,487	$2,487	$20,220	$20,220
Accumulated impairment charges	—	—	—	—	(15,164)	(6,355)

	426,794	422,487	2,487	2,487	5,056	13,865
Goodwill acquired	2,012	4,307	—	—	—	—
Impairment charge	(3,176)	—	(2,487)	—	(582)	(8,809)
Divestitures	—	—	—	—	(4,474)	—

Balance at end of year:
Goodwill	428,806	426,794	2,487	2,487	15,746	20,220
Accumulated impairment charges	(3,176)	—	(2,487)	—	(15,746)	(15,164)

	$425,630	$426,794	$—	$2,487	$—	$5,056

Goodwill acquired in 2009 relates to the acquisition of Raphaels Bank. Goodwill acquired in 2008 relates to the acquisitions of MoneyCard and Cambios Sol. Goodwill related to these acquisitions is not deductible for tax purposes.

In connection with the sale of FSMC in 2009, the Company recorded a charge of $0.6 million to impair goodwill that was in excess of the final sale price. In addition, goodwill was reduced by $4.5 million from the sale of FSMC. The Company also impaired $3.2 million of goodwill in 2009 in the Global Funds Transfer segment associated with a decision to discontinue certain bill payment product offerings. In 2008, the Company decided to wind-down the customer-facing operations of the business formerly known as ACH Commerce after evaluating the market opportunity for certain of its electronic payment services. As a result, the Company recognized an impairment charge of $8.8 million in 2008 for the full amount of goodwill related to the ACH Commerce reporting unit. The FSMC and ACH Commerce reporting units are not components of the Global Funds Transfer and Financial Paper Products segments.

The Company performed an annual assessment of goodwill during the fourth quarters of 2009, 2008 and 2007. As a result of the 2009 annual assessment, it was determined that the fair value of the retail money order reporting unit, a component of the Financial Paper Products segment, was fully impaired. The Company recorded an impairment charge of $2.5 million to the Financial Paper Products segment in 2009, which was calculated as the excess of the implied fair value of the retail money order reporting unit over the carrying amount of goodwill. There were no impairments recognized in 2008 as a result of the annual impairment test. As a result of the 2007 annual assessment, it was determined that the fair value of the FSMC reporting unit was impaired. The Company recorded an impairment charge of $6.4 million to the FSMC reporting segment in 2007, which was calculated as the excess of the implied fair value over the carrying amount of goodwill. Goodwill impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of Loss.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Debt

Following is a summary of the outstanding debt at December 31:

	2009		2008
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	6.33%
Senior Tranche B Loan, net of unamortized discount, due 2013	196,791	7.25%	233,881	7.78%
Senior revolving credit facility, due 2013	—	—	145,000	6.27%
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$796,791		$978,881

Senior Facility — On March 25, 2008, the Company’s wholly owned subsidiary MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a senior secured amended and restated credit agreement of $600.0 million with JPMorgan Chase Bank, N.A. (“JPMorgan”) as Administrative Agent for a group of lenders (the “Senior Facility”). The Senior Facility was composed of a $100.0 million tranche A term loan (“Tranche A”), a $250.0 million tranche B term loan (“Tranche B”) and a $250.0 million revolving credit facility, each of which matures in March 2013. Tranche B was issued by the Company at a discount of 93.5 percent, or $16.3 million, which was recorded as a reduction to the carrying value of Tranche B and is being amortized over the life of the debt using the effective interest method. A portion of the proceeds from the issuance of Tranche B was used to repay $100.0 million of the revolving credit facility on March 25, 2008.

The Company may elect an interest rate for the Senior Facility at each reset period based on the United States prime bank rate or the Eurodollar rate. The interest rate election may be made individually for each term loan and each draw under the revolving credit facility. For Tranche A and the revolving credit facility, the interest rate is either the United States prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. For Tranche B, the interest rate is either the United States prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Under the terms of the Senior Facility, the interest rate determined using the Eurodollar index has a minimum rate of 2.50 percent. Fees on the daily unused availability under the revolving credit facility are 50 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the Senior Facility, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees.

During 2009, the Company elected the United States prime bank rate as its interest basis, as compared to the Eurodollar rate in 2008. In 2009, the Company repaid the full $145.0 million outstanding under the revolving credit facility. As of December 31, 2009, the Company has $234.5 million of availability under the revolving credit facility, net of $15.5 million of outstanding letters of credit which reduce the amount available under the revolving credit facility. In addition to $1.9 million of mandatory quarterly payments, the Company prepaid $40.0 million of its Tranche B loan in December 2009. With this prepayment, all mandatory quarterly Tranche B payments have been fully prepaid through maturity. Amortization of the debt discount on Tranche B of $4.8 million and $2.0 million during 2009 and 2008, respectively, is recorded in “Interest expense” in the Consolidated Statements of Loss. The 2009 amortization includes a pro-rata write-off of $1.9 million as a result of the Tranche B prepayment.

Second Lien Notes — As part of the recapitalization, Worldwide issued $500.0 million of senior secured second lien notes to Goldman Sachs (the “Notes”), which will mature in March 2018. The interest rate on the Notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into the outstanding principal balance. The Company paid the interest through December 31, 2009 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.

Prior to the fifth anniversary, the Company may redeem some or all of the Notes at a price equal to 100 percent of the principal, plus any accrued and unpaid interest plus a premium equal to the greater of 1 percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Starting with the fifth anniversary, the Company may redeem some or all of the Notes at prices expressed as a percentage of the outstanding principal amount of the Notes plus accrued and unpaid interest, starting at approximately 107 percent on the fifth anniversary, decreasing to 100 percent on or after the eighth anniversary. Upon a change of control, the Company is required to make an offer to repurchase the Notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the Notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the Notes or have not been used to repay certain debt.

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

364-Day Facility — On November 15, 2007, the Company entered into a $150.0 million revolving credit facility (the “364-Day Facility”) with JPMorgan. The Company did not borrow under the 364-Day Facility in 2007 or 2008. In connection with the recapitalization on March 25, 2008, the Company terminated the 364-Day Facility.

Debt Covenants and other restrictions — Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; effect mergers and consolidations; sell assets or subsidiary stock; pay dividends and other restricted payments; invest in certain assets; and effect loans, advances and certain other transactions with affiliates. In addition, the Senior Facility has a covenant that places limitations on the use of proceeds from borrowings under the facility.

Both the Senior Facility and the Notes contain a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The Senior Facility also has two financial covenants referred to as the interest coverage ratio and senior secured debt ratio. The Company must maintain a minimum interest coverage ratio of 1.5:1 through September 30, 2010, 1.75:1 from December 31, 2010 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The senior secured debt ratio is not permitted to exceed 6:1 through September 30, 2010, 5.5:1 from December 31, 2010 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. At December 31, 2009, the Company is in compliance with its financial covenants.

Deferred Financing Costs — In connection with the waivers obtained on the Senior Facility and the 364-Day Facility during the first quarter of 2008, the Company capitalized financing costs of $1.5 million. The Company also capitalized $19.6 million and $33.4 million of financing costs for the amendment and restatement of the Senior Facility and the issuance of the Notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the effective interest method.

Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of Loss for the years ended December 31, 2009, 2008 and 2007 was $8.0 million, $5.5 million and $0.2 million, respectively. Amortization during 2009 includes $0.9 million for the write-off of a pro rata portion of deferred financing costs in connection with the prepayment on Tranche B. In connection with the modification of the Senior Facility in 2008, the Company recognized a debt extinguishment loss of $1.5 million, reducing deferred financing costs. In addition, the Company expensed $0.4 million of unamortized deferred financing costs upon the termination of the 364-Day Facility in 2008.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Paid in Cash — The Company paid $94.4 million, $84.0 million and $11.6 million of interest in 2009, 2008 and 2007, respectively.

Maturities — Debt totaling $306.3 million will mature in 2013.

Note 11 —	Pensions and Other Benefits

Pension Benefits — The Pension Plan is a frozen non-contributory funded defined benefit pension plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is the Company’s policy to fund the minimum required contribution each year.

Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. Prior to 2009, all but one SERP was frozen to new participants and new benefits. Following a December 2009 amendment to two plans, all SERPs are now frozen. It is the Company’s policy to fund the SERPs as benefits are paid.

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for its participants. The Company amended the postretirement benefit plan to close it to new participants as of December 31, 2009. Current enrolled retirees, as well as three former employees who are eligible to enroll after their COBRA coverage ends, will remain eligible for coverage. The Company has determined that its postretirement benefit plan is actuarially equivalent to the Medicare Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The Company’s funding policy is to make contributions to the postretirement benefits plans as benefits are paid.

Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. Following are the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Net periodic benefit cost:
Discount rate	6.30%	6.50%	5.70%	6.30%	6.50%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2013	2013	2013
Projected benefit obligation:
Discount rate	5.80%	6.30%	6.50%	5.80%	6.30%	6.50%
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.50%	8.50%	9.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2019	2013	2013

The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care trends would have the following effects for 2009:

	One Percentage	One Percentage
(Amounts in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$329	$(254)
Effect on postretirement benefit obligation	489	(403)

Pension Assets — The Company employs a total return investment approach whereby a mix of equities and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across United States and non-United States stocks, as well as growth, value, and small and large capitalizations. Other assets, such as real estate and cash, are used judiciously to enhance long-term returns while improving portfolio diversification. The Company strives to maintain an equity and fixed income securities allocation mix of approximately 60 percent and 40 percent, respectively. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The Company’s weighted-average asset allocation for the defined benefit pension plan by asset category at the measurement date of December 31 is as follows:

	2009	2008

Equity securities	55.6%	57.8%
Fixed income securities	35.0%	32.9%
Real estate	5.5%	5.1%
Other	3.9%	4.2%

Total	100.0%	100.0%

The Company records its pension assets at fair value as described in Note 5 — Fair Value Measurement.  Following are the Company’s financial assets recorded at fair value by hierarchy level as of December 31:

	2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$—	$57,244	$—	$57,244
Fixed income	5,008	30,978	—	35,986
Real estate	—	—	5,688	5,688
Other	2,298	1,692	—	3,990

Total financial assets	$7,306	$89,914	$5,688	$102,908

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$—	$55,202	$—	$55,202
Fixed income	12,661	18,790	—	31,451
Real estate	—	—	4,835	4,835
Other	2,175	1,888	—	4,063

Total financial assets	$14,836	$75,880	$4,835	$95,551

The Company’s pension plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2009 and 2008 was $5.7 million and $4.8 million, respectively. The change in fair value of this asset resulted in an unrealized gain on the fair value of $0.9 million for 2009, with no change in fair value for 2008.

Plan Financial Information — Net periodic benefit expense (income) for the defined benefit pension plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2009	2008	2007	2009	2008	2007

Service cost	$894	$1,069	$2,298	$572	$543	$697
Interest cost	12,659	12,678	11,900	837	822	837
Expected return on plan assets	(9,403)	(10,275)	(10,083)	—	—	—
Amortization of prior service cost (credit)	346	414	483	(352)	(352)	(294)
Recognized net actuarial loss	3,777	2,528	4,226	—	—	90
Curtailment (gain) loss	(1,535)	658	—	(12,804)	—	—

Net periodic benefit expense (income)	$6,738	$7,072	$8,824	$(11,747)	$1,013	$1,330

On January 1, 2008, the Company adopted a change in measurement date for its defined benefit pension plan and SERPs and the defined benefit postretirement benefit plans in accordance with applicable accounting guidance. The change in measurement date was adopted using the transition method of measuring its plan assets and benefit obligations as of January 1, 2008. Net periodic costs of $0.4 million for the period from the Company’s previous measurement date of November 30, 2007 through January 1, 2008 were recognized as a separate adjustment to “Retained loss,” net of tax. Changes in the fair value of the plan assets and benefit obligation for this period were recognized as an adjustment of $1.5 million to the opening balance of “Accumulated other comprehensive loss” in 2008.

The Company recognized a net $1.5 million curtailment gain in 2009 from the amendment of two SERPs and accumulated participant terminations. The amendment of the postretirement benefit plan resulted in a curtailment gain of $12.8 million in 2009. During 2008, the Company recorded a curtailment loss of $0.7 million under the SERPs related to the departure of the Company’s former chief executive officer and another executive officer. The postretirement benefits expense for 2009, 2008 and 2007 was reduced by less than $0.4 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Subsidies to be received under the Medicare Act in 2010 are not expected to be material.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in other comprehensive income (loss) and net periodic benefit expense for the year ended December 31, 2009 are as follows:

	Pension and	Postretirement
	SERPs	Benefits

Net actuarial loss	$2,837	$3,086
Amortization of net actuarial loss	(3,777)	—
Amortization of prior service (cost) credit	(346)	352
Curtailment (gain) loss
Prior service costs	(2,124)	1,839
Net actuarial (gain) loss	(2,577)	(973)

Total recognized in other comprehensive income (loss)	$(5,987)	$4,304

Total recognized in net periodic benefit expense (income)	$6,738	$(11,747)

Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$751	$(7,443)

The estimated net loss and prior service cost for the defined benefit pension plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2010 is $4.8 million ($3.0 million net of tax) and $0.1 million (less than $0.1 million net of tax), respectively. For the postretirement benefit plans, there will be no costs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2010 as all plans are frozen.

The benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the defined benefit pension plan and SERPs and the postretirement benefit plans as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at the beginning of the year	$207,454	$199,728	$13,416	$12,680
Service cost	894	1,069	572	543
Interest cost	12,659	12,678	837	822
Actuarial loss (gain)	9,352	6,280	2,018	(442)
Plan amendments	(6,236)	—	(11,937)	—
Adjustment for change in measurement date	—	490	—	68
Medicare Part D reimbursements	—	—	3	8
Benefits paid	(12,507)	(12,790)	(388)	(263)

Benefit obligation at the end of the year	$211,616	$207,455	$4,521	$13,416

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at the beginning of the year	$95,551	$135,997	$—	$—
Actual return on plan assets	15,918	(30,626)	—	—
Employer contributions	3,946	3,636	388	263
Adjustment for change in measurement date	—	(666)	—	—
Benefits paid	(12,507)	(12,790)	(388)	(263)

Fair value of plan assets at the end of the year	$102,908	$95,551	$—	$—

Unfunded status at the end of the year	$(108,708)	$(111,904)	$(4,521)	$(13,416)

The pension plan’s unfunded status decreased by approximately 3 percent despite an increase in the benefit obligation as the fair value of the pension plan assets increased $7.4 million during the year. The unfunded status of the defined benefit pension plan was $43.0 million and the unfunded status of the SERPs was $65.7 million at December 31, 2009.

Following are the components recognized in the Consolidated Balance Sheets relating to the defined benefit pension plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2009	2008	2009	2008

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits liability	$(108,708)	$(111,904)	$(4,521)	$(13,416)
Deferred tax asset (liability)	34,691	36,966	264	(474)
Accumulated other comprehensive loss:
Unrealized losses (gains) for pension and postretirement benefits, net of tax	56,378	58,559	542	(791)
Prior service cost (credit) for pension and postretirement benefits, net of tax	223	1,754	—	(1,335)

The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in thousands)	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$145,933	$139,080	$65,683	$68,375	$4,521	$13,416
Accumulated benefit obligation	145,933	139,080	65,683	68,375	—	—
Fair value of plan assets	102,909	95,551	—	—	—	—

Estimated future benefit payments for the defined benefit pension plan and SERPs and the postretirement benefit plans are as follows:

(Amounts in thousands)	2010	2011	2012	2013	2014	2015-19

Pension and SERPs	$13,815	$13,886	$14,249	$13,946	$17,543	$79,514
Postretirement benefits	315	315	313	329	339	1,608

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a minimum required contribution of approximately $2.6 million for the defined benefit pension plan in 2010, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.4 million in 2010.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.7 million, $3.7 million and $3.4 million in 2009, 2008 and 2007, respectively. MoneyGram does not have an employee stock ownership plan.

Deferred Compensation Plans — Under the Deferred Compensation Plan for Directors of MoneyGram International, Inc., non-employee directors were allowed to defer all or part of their retainers, fees and stock awards in the form of stock units or cash prior to 2009. In 2007, the plan was amended to require that a portion of the retainer received by non-employee directors be deferred in stock units. In 2008, the plan was amended to state that directors who join the Board on or after March 24, 2008 shall not be eligible to participate in the plan. Effective January 1, 2009, voluntary deferrals of director fees and stock unit retainers under the plan were permanently discontinued. Deferrals made prior to 2009 will remain in the plan until such amounts become distributable in accordance with the Director’s deferral elections. Under the Deferred Compensation Plan for Management, certain employees may defer their base compensation and incentive pay in the form of cash. In addition, the Company makes contributions to the participants’ accounts for profit sharing contributions beyond the IRS qualified plan limits. Management deferred accounts are generally payable on the deferral date based upon the timing and method elected by the participant. Deferred stock unit accounts are credited quarterly with dividend equivalents and will be adjusted in the event of a change in the Company’s capital structure from a stock split, stock dividend or other change. Deferred cash accounts are credited quarterly with interest at a long-term, medium-quality bond rate. Both deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan which are funded through voluntary contributions by the Company. At December 31, 2009 and 2008, the Company had a liability related to the deferred compensation plans of $2.8 million and $2.6 million, respectively, recorded in the “Accounts payable and other liabilities” component in the Consolidated Balance Sheets. The rabbi trusts had a market value of $10.0 million and $9.2 million at December 31, 2009 and 2008, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 12 —	Mezzanine Equity

Preferred Stock — In connection with the recapitalization, the Company issued 495,000 shares of B Stock and 265,000 shares of B-1 Stock to the Investors for a purchase price of $495.0 million and $265.0 million, respectively. As a result of the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent on March 25, 2008. With the accrual of dividends, the Investors had an equity interest of approximately 82 percent and 80 percent on December 31, 2009 and 2008, respectively. In addition, the Company capitalized $107.5 million of transaction costs, including $7.5 million paid through the issuance of 7,500 shares of B-1 Stock to Goldman Sachs. The B Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The B-1 Stock is convertible into B Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the B-1 Stock is convertible into Series D Participating Convertible Preferred Stock (“Series D Stock”), which is a non-voting common equivalent stock.

The Series B Stock pays a cash dividend of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least the next 12 months. While no dividends have been declared as of December 31, 2009, the Company has accrued dividends through a charge to “Additional paid-in capital” as

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participates in any dividends declared on the common stock on an as-converted basis.

The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the common stock trades above $15.00, subject to adjustment, for a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of December 31, 2009, the Company believes that it is not probable that the Series B Stock will become redeemable as (a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and (b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. The B Stock votes as a class with the common stock of the Company and has a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of B Stock were converted plus (ii) the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into B Stock and subsequently converted into common stock.

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has redemption features not solely within the Company’s control. The conversion feature in the B Stock met the definition of an embedded derivative requiring bifurcation during a portion of 2008. The change of control redemption option contained in the Series B Stock meets the definition of an embedded derivative requiring bifurcation. The original fair value of the embedded derivatives of $54.8 million was recognized as a reduction of “Mezzanine equity.” See Note 7 — Derivative Financial Instruments for further discussion of the embedded derivatives in the Series B Stock. The Company capitalized transaction costs totaling $37.6 million and $17.2 million relating to the issuance of the B Stock and B-1 Stock, respectively, through a reduction of “Mezzanine Equity.” As it is probable the Series B Stock will become redeemable in 2018, these transaction costs, along with the discount recorded in connection with the embedded derivatives, will be accreted to the Series B Stock redemption value of $767.5 million plus any accumulated but unpaid dividends over a 10-year period using the effective interest method. Following is a summary of mezzanine equity activity:

			Series
(Amounts in thousands)	B Stock	B-1 Stock	B Stock

Balance at December 31, 2007	$—	$—	$—
Issuance of shares	495,000	272,500	767,500
Bifurcation of embedded derivative	(54,797)	—	(54,797)
Transaction costs related to the issuance of shares	(37,648)	(17,172)	(54,820)
Dividends accrued	49,399	27,194	76,593
Accretion	6,454	1,282	7,736

Balance at December 31, 2008	458,408	283,804	742,212
Dividends accrued	71,124	39,155	110,279
Accretion	8,539	1,674	10,213
Tax benefit on transaction costs	1,013	611	1,624
Balance at December 31, 2009	$539,084	$325,244	$864,328

Registration Rights — As part of the recapitalization, the Company entered into a Registration Rights Agreement with the Investors. Under the terms of the Registration Rights Agreement, after a specified holding period, the Company must promptly file a shelf registration statement with the SEC relating to securities held by the Investors. The Company is generally obligated to keep the shelf registration statement effective for up to 15 years or, if earlier, until all the securities owned by the Investors have been sold. The Investors are also entitled to five demand registrations and unlimited piggyback registrations.

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

As part of the recapitalization, the Company amended the Rights Agreement with Wells Fargo Bank, N.A. as rights agent to exempt the issuance of the Series B Stock from the Rights Agreement. On November 3, 2008, the Company amended the Rights Agreement, accelerating the expiration date to November 10, 2008. As of December 31, 2008, the Rights Agreement is no longer in effect.

Preferred Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 7,000,000 shares of preferred stock that may be issued in one or more series, with each series to have certain rights and preferences as shall be determined by unlimited discretion of the Company’s Board of Directors, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. At December 31, 2009 and 2008, the Company had the following designations of preferred shares: 2,000,000 shares of Series A junior participating preferred stock (“Series A Stock”); 800,000 shares of B Stock; 500,000 shares of B-1 Stock; and 200,000 shares of Series D Stock. At December 31, 2009 and 2008, no Series A Stock or Series D Stock is issued or outstanding. See Note 12 — Mezzanine Equity for further information on the B Stock, B-1 Stock and Series D Stock.

Common Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 1,300,000,000 shares of common stock with a par value of $0.01. In connection with the spin-off, MoneyGram was recapitalized such that there were 88,556,077 shares of MoneyGram common stock issued. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2009. Under the terms of the equity securities and debt issued in connection with the recapitalization, the Company’s ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is severely limited. The following is a summary of common stock issued and outstanding at December 31:

(Amounts in thousands)	2009	2008

Common shares issued	88,556	88,556
Treasury stock	(6,041)	(5,999)

Common shares outstanding	82,515	82,557

Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2009, the Company has repurchased 6,795,000 shares of common stock under this authorization and

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has remaining authorization to repurchase up to 5,205,000 shares. There were no shares repurchased during 2008 or 2009. Following is a summary of treasury stock share activity:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2007	5,911
Submission of shares for withholding taxes upon release of restricted stock and forfeiture of shares of restricted stock	88

Balance at December 31, 2008	5,999
Submission of shares for withholding taxes upon release of restricted stock and forfeiture of shares of restricted stock	42

Balance at December 31, 2009	6,041

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in thousands)	2009	2008

Net unrealized gains on securities classified as available-for-sale	$16,510	$9,332
Unrealized gains on derivative financial instruments	—	780
Cumulative foreign currency translation adjustments	4,962	5,368
Prior service cost for pension and postretirement benefits, net of tax	(223)	(419)
Unrealized losses on pension and postretirement benefits, net of tax	(56,920)	(57,768)

Accumulated other comprehensive loss	$(35,671)	$(42,707)

Note 14 —	Stock-Based Compensation

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

On May 10, 2005, the Company’s stockholders approved the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which authorizes the issuance of awards of up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares related to forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock. On May 12, 2009, the stockholders of the Company approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock. As of December 31, 2009, the Company has remaining authorization to issue awards of up to 12,587,461 shares of common stock.

Stock Options — Prior to 2009, option awards were generally granted with an exercise price equal to the average of the high and low market price of the Company’s common stock on the date of grant. Beginning in 2009, option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. No stock options were granted in 2008. Stock options granted in 2007 become exercisable over a three-year period in an equal number of shares each year and have a term of 10 years. All outstanding stock options contain certain forfeiture and non-compete provisions.

Pursuant to the terms of all options granted in 2009, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options awarded become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Time-based Tranche for options granted to the Company’s Chairman and Chief Executive Officer becomes exercisable over a four-year period in an equal number of shares each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2009 have a term of 10 years. Options granted to the Chairman and Chief Executive Officer, as well as the Company’s former chief executive officer, contain certain forfeiture provisions, including the continuation of vesting terms for the 12-month period immediately following termination by the Company without cause or voluntary termination for good reason, as defined by the award agreements. The Company’s Chairman and Chief Executive Officer was granted an option award on August 31, 2009 for 6,300,000 shares, of which 2,000,000 shares will not vest and are subject to forfeiture if the stockholders of the Company do not approve certain amendments to the MoneyGram International, Inc. 2005 Omnibus Incentive Plan. On August 31, 2009, options granted to the Company’s Chairman and Chief Executive Officer in January and May 2009 were modified to extend the timeframe under which the Performance-based Tranche may vest to August 31, 2014, provided employment is maintained through August 31, 2013. There was no incremental expense resulting from this modification.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. The expected term represents the period of time that options are expected to be outstanding, while the forfeiture rate represents the number of options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate the grant-date fair value of the options granted during the years ended December 31. No stock options were granted in 2008.

	2009	2007

Expected dividend yield	0.0%	0.7%
Expected volatility	72.8%-76.9%	29.1%
Risk-free interest rate	2.3%-3.2%	4.6%
Expected life	5.3-6.5 years	6.5 years
Weighted-average grant-date fair value per option	$1.49	$11.47

Following is a summary of stock option activity for 2009:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2008	2,970,126	$20.49
Granted	43,250,000	2.18
Exercised	—	—
Forfeited/Expired	(8,074,712)	3.38

Options outstanding at December 31, 2009	38,145,414	$3.35	8.38 years	$22,307

Vested or expected to vest at December 31, 2009	36,101,090	$3.41	8.39 years	$21,074

Options exercisable at December 31, 2009	3,969,596	$12.21	5.64 years	$1,302

Restricted Stock and Performance-Based Restricted Stock — The Company has granted both restricted stock and performance-based restricted stock. The vesting of restricted stock is typically three years from the date of grant. All performance-based restricted stock awards have vested as of December 31, 2009.

Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity for 2009:

		Weighted-
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2008	91,671	$28.25
Vested	(56,117)	27.62
Forfeited	(25,880)	29.26

Restricted stock outstanding at December 31, 2009	9,674	$29.26

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of pertinent information related to the Company’s stock-based awards:

(Amounts in thousands)	2009	2008	2007

Expense recognized related to options	$14,459	$3,274	$3,852
Expense recognized related to restricted stock	(307)	417	2,247
Intrinsic value of options exercised	—	—	3,582
Cash received from option exercises	—	—	6,606
Tax benefit realized for tax deductions from option exercises	—	—	1,068

(Amounts in thousands)	Options	Restricted Stock

Unrecognized compensation expense	$42,749	$8
Remaining weighted-average vesting period	1.5 years	0.1 years

Note 15 —	Income Taxes

The components of loss from continuing operations before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2009	2008	2007

United States	$(19,975)	$(345,063)	$(993,273)
Foreign	(2,347)	7,872	6

Loss from continuing operations before income taxes	$(22,322)	$(337,191)	$(993,267)

International income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with MPSI. Income tax (benefit) expense related to continuing operations is as follows for the year ended December 31:

(Amounts in thousands)	2009	2008	2007

Current:
Federal	$(8,172)	$(55,980)	$35,445
State	669	(8,064)	3,999
Foreign	2,002	(13,938)	1,400

Current income tax (benefit) expense	(5,501)	(77,982)	40,844
Deferred income tax (benefit) expense	(14,915)	2,176	37,637

Income tax (benefit) expense	$(20,416)	$(75,806)	$78,481

As of December 31, 2009 and 2008, the Company had a net income tax receivable of $1.3 million and $35.9 million, respectively, recorded in the “Other assets” line in the Consolidated Balance Sheets. The Company received a $43.5 million federal income tax refund in 2009 and a $24.7 million federal income tax refund in 2008. Income tax expense totaling $1.9 million in 2007 is included in “Loss from discontinued operations, net of tax” in the Consolidated Statements of Loss. Federal and state taxes paid were $2.2 million, $1.7 million and $16.0 million for

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, 2008 and 2007, respectively. A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2009	2008	2007

Income tax at statutory federal income tax rate	$(7,813)	$(118,017)	$(347,643)
Tax effect of:
State income tax, net of federal income tax effect	2,051	1,634	3,606
Valuation allowance	(16,090)	44,639	434,446
Non-taxable loss on embedded derivatives	—	5,611	—
Decrease in tax reserve	(2,469)	(7,761)	—
Other	3,905	(1,186)	(152)

	(20,416)	(75,080)	90,257
Tax-exempt income	—	(726)	(11,776)

Income tax (benefit) expense	$(20,416)	$(75,806)	$78,481

We had a tax benefit of $20.4 million in 2009, primarily reflecting the release of $17.6 million of valuation allowances on deferred tax assets. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, results in taxable income, allowing us to release some valuation allowances on our tax loss carryovers. These book to tax differences include impairments on securities and other assets and accruals related to separated employees, litigation and unrealized foreign exchange losses. The decrease in tax reserve in 2009 was driven by the favorable settlement or closing of years subject to state audit. Included in “Other” for 2009 is $1.6 million of expense for the reversal of tax benefits upon the forfeiture of share-based awards and $2.3 million of expense on asset impairments. Changes in facts and circumstances in the future may cause us to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. The Company continues to evaluate additional available tax positions related to the net securities losses.

In 2008, we had a $75.8 million tax benefit, primarily reflecting the recognition of a $90.5 million benefit in the fourth quarter of 2008 upon the completion of an evaluation of the technical merits of tax positions with respect to part of the net securities losses in 2008 and 2007. The $90.5 million benefit relates to the amount of tax carry-back we were able to utilize to recover tax payments made for fiscal 2005 through 2007. We had tax expense of $78.5 million in 2007 on a pre-tax loss of $993.3 million, reflecting the tax treatment of the $1.2 billion of investment losses incurred in 2007.

Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. We establish valuation allowances for our deferred tax assets based on a more likely than not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination is made. The Company’s deferred tax assets and liabilities at December 31 are composed of the following:

(Amounts in thousands)	2009	2008

Deferred tax assets:
Postretirement benefits and other employee benefits	$49,145	$52,133
Tax loss carryovers	319,005	308,870
Tax credit carryovers	46,577	45,394
Basis difference in revalued investments	114,708	126,341
Bad debt and other reserves	8,990	5,977
Other	22,703	7,126
Valuation allowance	(496,149)	(494,310)

Total deferred tax asset	64,979	51,531

Deferred tax liabilities:
Depreciation and amortization	(61,520)	(63,507)
Unrealized gain on derivative financial instruments	—	(478)

Gross deferred tax liability	(61,520)	(63,985)

Net deferred tax asset (liability)	$3,459	$(12,454)

Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Our deferred tax assets increased in 2009 from estimated timing adjustments, finalizing the 2008 tax return and the affect of tax audit adjustments, primarily related to positions taken on the Company’s investment losses. The valuation allowance in 2009 increased from these additional deferred tax assets, substantially offset by the release of $17.6 million of valuation allowance, as described above. For 2008 and 2009, we believe a full valuation allowance is appropriate for the deferred tax assets related to the basis difference on investments and our tax attributes. Essentially all of our deferred tax assets relate to the U.S. jurisdiction, where we are in a net deferred tax liability position, and we do not believe we have sufficient positive evidence to overcome the negative evidence. Changes in facts and circumstances in the future may cause us to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. We continue to evaluate additional available tax positions related to the net securities losses in prior years.

The amount and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2009 are as follows:

	Expiration
(Amounts in thousands)	Date	Amount

United States federal and state loss carry-forwards	2012 - 2028	$865,561
United States federal tax credit carry-forwards	2012 - 2028	29,037
United States federal tax credit carry-forwards	Indefinite	17,540

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or United States federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, United States federal and certain state income tax examinations for 2005 through 2008, with a United States federal income tax examination for 2005 through 2007 currently in process.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. A reconciliation of unrecognized tax benefits for 2009 is as follows:

(Amounts in thousands)	2009	2008	2007

Beginning balance	$13,089	$33,669	$33,351
Additions based on tax positions related to the current year	832	5,711	4,527
Settlements	(1,029)	—	(1,965)
Lapse in statute of limitations	(2,181)	(479)	(3,399)
Reductions for tax positions of prior years	—	(19,204)	(748)
Foreign currency translation	—	(6,608)	1,903

Ending balance	$10,711	$13,089	$33,669

As of December 31, 2009, the liability for unrecognized tax benefits was $10.7 million, of which $4.2 million could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax (benefit) expense” in the Consolidated Statements of Loss. For the years ended December 31, 2009, 2008 and 2007, the Company accrued approximately $0.6 million, $2.8 million and $3.5 million in interest and penalties in its Consolidated Statements of Loss, respectively. As of December 31, 2009 and 2008, the Company had a liability of $1.7 million and $3.6 million for interest and penalties related to its unrecognized tax benefits, respectively. As of December 31, 2009, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2009 and 2008, a deferred tax liability of $6.2 million and $4.4 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Prior to the Company’s spin-off from Viad, income taxes were determined on a separate return basis as if MoneyGram had not been eligible to be included in the consolidated income tax return of Viad and its affiliates. Subsequent to the spin-off, MoneyGram is considered the divesting entity and treated as the “accounting successor” to Viad and the continuing business of Viad is referred to as “New Viad.” As part of the Distribution, the Company entered into a Tax Sharing Agreement with Viad which provides for, among other things, the allocation between MoneyGram and New Viad of federal, state, local and foreign tax liabilities and tax liabilities resulting from the audit or other adjustment to previously filed tax returns. The Tax Sharing Agreement provides that through the Distribution Date, the results of MoneyGram and its subsidiaries’ operations are included in Viad’s consolidated United States federal income tax returns. In general, the Tax Sharing Agreement provides that MoneyGram will be liable for all federal, state, local, and foreign tax liabilities, including such liabilities resulting from the audit of or other adjustment to previously filed tax returns, that are attributable to the business of MoneyGram for periods through the Distribution Date, and that Viad will be responsible for all other of these taxes.

Note 16 —	Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2017. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At December 31, 2009, the deferred rent liability relating to these incentives was $2.1 million.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under operating leases was $13.8 million, $12.7 million and $11.4 million during 2009, 2008 and 2007, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are (amounts in thousands):

2010	$12,230
2011	11,218
2012	7,755
2013	5,843
2014	5,315
Thereafter	5,661

Total	$48,022

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

Federal Securities Class Actions — The Company and certain of its present and former officers and directors are defendants in a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The Consolidated Complaint seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which the parties agreed, subject to final approval of the parties and the court, to settle this action for a cash payment of $80 million, all but $20 million of which would be paid by the Company’s insurance carriers. On March 9, 2010, the parties entered into a Settlement Agreement to settle the case on terms consistent with the Memorandum of Understanding. On March 10, 2010, the Court issued an Order that preliminarily approved the settlement. The parties will seek final approval of the settlement at a hearing currently set for June 18, 2010. The Company recorded an $80.0 million liability for the settlement and a $60.0 million receivable from the insurance carriers, resulting in a $20.0 million net charge to the Consolidated Statements of Loss in 2009.

Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated shareholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this Action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. The Memorandum of Understanding provides for changes to MoneyGram’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part in connection with MoneyGram’s recent recapitalization. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. The Memorandum of Understanding is subject to negotiation and execution of definitive settlement documents containing usual and customary settlement terms, notice to shareholders and approval of the Court. The

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a $1.3 million liability and a $1.0 million receivable from the Company’s insurance carriers, resulting in a net charge of $0.3 million to the Consolidated Statements of Loss in 2009.

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

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants.

SEC Inquiry — By letter dated February 4, 2008, the Company received notice from the Securities and Exchange Commission (“SEC”) that it is conducting an informal, non-public inquiry relating to the Company’s financial statements, reporting and disclosures related to the Company’s investment portfolio and offers and negotiations to sell the Company or its assets. The SEC’s notice states that it has not determined that any violations of the securities laws have occurred. On February 11, 2008 and November 5, 2008, the Company received additional letters from the SEC requesting certain information. The Company cooperated with the SEC on a voluntary basis.

Other Matters — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union, awarding $16.5 million to Western Union. The Company has appealed the verdict. In connection with its agreement with the Federal Trade Commission (“FTC”), the Company is making enhancements to its consumer anti-fraud program and has paid $18.0 million into an FTC-administered fund to refund consumers who have been victimized through third-party fraud. The Company is continuing to cooperate with a government entity in a separate matter involving complaints that certain individuals or entities may have used our money transfer services for fraud-induced money transfers.

Credit Facilities — At December 31, 2009, the Company has overdraft facilities through its Senior Facility consisting of $15.5 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of December 31, 2009. These overdraft facilities reduce amounts available under the Senior Facility. Fees on the letters of credit are paid in accordance with the terms of the Senior Facility described in Note 10 — Debt.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2009, the total amount of unfunded commitments related to these agreements was $0.4 million. The Company has entered into a debt guarantee for $1.7 million on behalf of a money order and transfer agent. This debt guarantee will be reduced as the agent makes payments on its debt. The term of the debt guarantee is for an indefinite period. The Company accrued a liability of $0.3 million for the fair value of this debt guarantee. A corresponding deferred asset was recorded and was fully amortized as of March 2009. The amortization expense was recognized as part of “Transaction and operations support” expense in the Consolidated Statements of Loss.

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

As of December 31, 2009, the liability for minimum commission guarantees is $1.7 million and the maximum amount that could be paid under the minimum commission guarantees is $7.9 million over a weighted average remaining term of 1.3 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2009 and 2008, the Company paid $0.7 million and $0.6 million, respectively, or 18 percent and 15 percent, respectively, of the estimated maximum payment for the year.

Note 17 —	Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. During the fourth quarter of 2009, the Company revised its segment reporting to reflect changes in how it manages its business, reviews operating performance and allocates resources. The Company now manages its business primarily through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides bill payment services and global money transfers to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides official check services to financial institutions in the United States and money orders to consumers through agent and financial institution locations in the United States and Puerto Rico. One agent of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 29 percent, 26 percent and 20 percent of total fee and investment revenue in 2009, 2008 and 2007, respectively. Businesses which are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Prior year results have been revised for comparative purposes.

The Global Funds Transfer segment is managed as two regions, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region is composed of the United States, Canada, Mexico, Caribbean and Latin America. EMEAAP is composed of Europe, Middle East, Africa and Asia Pacific. We monitor performance and allocate resources at both a regional and reporting segment level. As the two regions routinely interact in completing money transfer transactions and share systems, processes and licenses, we view the Global Funds Transfer segment as one global network. The nature of the consumers and products offered is the same for each region, and the regions utilize the same agent network, systems and support functions. In addition, the regions have similar regulatory requirements and economic characteristics. Accordingly, we aggregate the two regions into one reporting segment.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment accounting policies are the same as those described in Note 3 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. The Company manages its investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period. Net securities gains (losses) are not allocated to the segments as the investment portfolio is managed at a consolidated level. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Any interest rate swaps related to the Company’s credit agreements are not allocated to the segments.

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to the Company’s credit agreements, items related to the Company’s preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, and certain legal and corporate costs not related to the performance of the segments. Unallocated expenses in 2009 include $20.3 million of legal reserves related to securities litigation and stockholder derivative claims, a net curtailment gain on benefit plans of $14.3 million, $7.0 million of asset impairments and $4.4 million of executive severance and related costs. Unallocated expenses in 2008 include $16.7 million of executive severance and related costs and $7.7 million of transaction costs related to the recapitalization.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth operating results, depreciation and amortization, capital expenditures and assets by segment for the year ended December 31:

(Amounts in thousands)	2009	2008	2007

Revenue
Global Funds Transfer:
Money transfer	$893,239	$871,947	$736,580
Bill payment	134,611	141,207	122,122

Total Global Funds Transfer	1,027,850	1,013,154	858,702
Financial Paper Products:
Money order	74,880	86,311	155,391
Official check	47,903	151,881	314,735

Total Financial Paper Products	122,783	238,192	470,126
Other	21,269	(324,228)	(1,171,291)

Total revenue	$1,171,902	$927,118	$157,537

Segment operating income:
Global Funds Transfer	$85,047	$139,428	$127,308
Financial Paper Products	27,372	30,169	93,283
Other	(4,316)	(19,883)	(11,374)

Total segment operating income	108,103	149,714	209,217
Net securities gains (losses)	7,790	(340,688)	(1,189,756)
Interest expense	(107,911)	(95,020)	(11,055)
Valuation loss on embedded derivatives	—	(16,030)	—
Debt extinguishment loss	—	(1,499)	—
Other unallocated expenses	(30,304)	(33,668)	(1,673)

Loss from continuing operations before income taxes	$(22,322)	$(337,191)	$(993,267)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)	2009	2008	2007

Depreciation and amortization:
Global Funds Transfer	$43,512	$44,540	$32,851
Financial Paper Products	12,590	11,132	18,310
Other	989	1,000	818

Total depreciation and amortization	$57,091	$56,672	$51,979

Capital expenditures:
Global Funds Transfer	$32,236	$35,352	$42,679
Financial Paper Products	6,005	5,005	28,448
Other	17	—	15

Total capital expenditures	$38,258	$40,357	$71,142

Assets:
Global Funds Transfer	$497,929	$570,463	$571,630
Financial Paper Products	4,838,054	5,430,779	7,329,085
Other	593,680	641,054	34,296

Total assets	$5,929,663	$6,642,296	$7,935,011

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long-lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2009	2008	2007

United States	$799,413	$544,885	$(142,766)
International	372,489	382,233	300,303

Total revenue	$1,171,902	$927,118	$157,537

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Quarterly Financial Data (Unaudited)

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

2009 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second (1)	Third (1)	Fourth (1)

Revenues	$279,891	$291,181	$304,450	$296,380
Commissions expense	118,943	122,118	128,727	128,679

Net revenue	160,948	169,063	175,723	167,701
Operating expenses, excluding commissions expense	148,544	172,653	194,427	180,133

Income (loss) before income taxes	$12,404	$(3,590)	$(18,704)	$(12,432)

Net income (loss)	$11,841	$(3,317)	$(18,304)	$7,874

Loss per common share
Basic and diluted	$(0.20)	$(0.40)	$(0.60)	$(0.29)

2008 Fiscal Quarters

(Amounts in thousands, except per share data)	First (2)	Second (2)	Third (2)	Fourth (2)

Revenues	$17,062	$286,088	$304,999	$318,969
Commissions expense	214,121	123,713	141,365	125,409

Net (losses) revenue	(197,059)	162,375	163,634	193,560
Operating expenses, excluding commissions expense	146,056	138,955	202,098	172,592

(Loss) income before income taxes	$(343,115)	$23,420	$(38,464)	$20,968

Net (loss) income	$(360,855)	$15,161	$(38,552)	$122,861

(Loss) earnings per common share
Basic	$(4.40)	$(0.11)	$(0.80)	$0.23
Diluted	$(4.40)	$(0.11)	$(0.80)	$0.22

(1)	Operating expenses in the second and third quarters of 2009 include legal accruals of $12.0 million and $22.5 million, respectively. Operating expenses in the fourth quarter of 2009 include $20.3 million of legal accruals and a $15.5 million curtailment gain on the Company’s benefit plans.

(2)	Revenue in the first quarter of 2008 includes $256.3 million of net realized losses from the realignment of the investment portfolio, $45.3 million of other-than-temporary impairments and $5.7 million of unrealized losses on trading investments. Revenue in the second quarter of 2008 includes $21.2 million of unrealized losses on trading investments and $9.1 million of other than temporary impairments. Revenue in the third quarter of 2008 includes $8.4 million of other-than-temporary impairments and $4.9 million of unrealized losses on trading investments. Revenue in the fourth quarter of 2008 includes a $26.5 million gain from put options relating to trading investments, $8.8 million of unrealized losses on trading investments and $7.5 million of other-than-temporary impairments.