Form 10-Q
period 2010-03-31
MONEYGRAM INTERNATIONAL INC
filed 2010-05-07
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 3, 2010, 83,208,022 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
(Amounts in thousands, except share data)	2010	2009

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,678,499	3,776,824
Receivables, net (substantially restricted)	960,341	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	258,245	298,633
Property and equipment	122,766	127,972
Intangible assets	7,936	7,680
Goodwill	428,702	425,630
Other assets	210,194	211,592

Total assets	$5,666,683	$5,929,663

LIABILITIES
Payment service obligations	$4,572,846	$4,843,454
Debt	797,531	796,791
Pension and other postretirement benefits	117,943	118,444
Accounts payable and other liabilities	176,126	189,659

Total liabilities	5,664,446	5,948,348

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	560,337	539,084
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	336,205	325,244

Total mezzanine equity	896,542	864,328

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	—
Retained loss	(710,328)	(694,914)
Unearned employee benefits	—	(8)
Accumulated other comprehensive loss	(33,347)	(35,671)
Treasury stock: 5,466,113 and 6,040,958 shares at March 31, 2010 and December 31, 2009, respectively	(151,516)	(153,306)

Total stockholders’ deficit	(894,305)	(883,013)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,666,683	$5,929,663

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2010	2009

REVENUE
Fee and other revenue	$280,866	$268,144
Investment revenue	5,638	11,691
Net securities gains	2,392	56

Total revenue	288,896	279,891

Fee and other commissions expense	122,410	118,544
Investment commissions expense	204	399

Total commissions expense	122,614	118,943

Net revenue	166,282	160,948

EXPENSES
Compensation and benefits	57,562	51,632
Transaction and operations support	47,586	44,484
Occupancy, equipment and supplies	11,169	11,026
Interest expense	24,407	27,040
Depreciation and amortization	12,511	14,362

Total expenses	153,235	148,544

Income before income taxes	13,047	12,404
Income tax expense	2,235	563

NET INCOME	$10,812	$11,841

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.20)

Net loss available to common stockholders:
Net income as reported	$10,812	$11,841
Accrued preferred stock dividends	(29,369)	(25,718)
Accretion recognized on preferred stock	(2,845)	(2,501)

Net loss available to common stockholders	$(21,402)	$(16,378)

Weighted-average outstanding common shares	82,632	82,483

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009

NET INCOME	$10,812	$11,841
OTHER COMPREHENSIVE INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period	2,840	1,453
Reclassification adjustment for net realized losses included in net income	57	2,081

	2,897	3,534

Net unrealized losses on derivative financial instruments:
Net holding losses arising during the period, net of tax benefit of $174	—	(284)

	—	(284)

Pension and postretirement benefit plans:
Reclassification of prior service costs recorded to net income, net of tax benefit of $8 and $11, respectively	13	19
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $546 and $347, respectively	892	566

Unrealized foreign currency translation losses, net of tax benefit of $906 and $985, respectively	(1,478)	(1,607)

Other comprehensive income	2,324	2,228

COMPREHENSIVE INCOME	$13,136	$14,069

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,812	$11,841
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,511	14,362
Investment impairment charges	57	2,081
Provision for deferred income taxes	—	(305)
Net realized gain on investments	(2,449)	—
Unrealized losses on trading investments	—	1,645
Valuation gains on put options related to trading investments	—	(3,782)
Net amortization of investment premiums and discounts	94	212
Signing bonus amortization	7,330	8,529
Amortization of debt discount and deferred financing costs	2,442	2,450
Provision for uncollectible receivables	2,465	3,677
Non-cash compensation and pension expense	9,201	2,561
Other non-cash items, net	103	3,232
Changes in foreign currency translation adjustments	(1,478)	(1,607)
Change in other assets	(12,904)	(3,539)
Change in accounts payable and other liabilities	(11,925)	997

Total adjustments	5,447	30,513
Change in cash and cash equivalents (substantially restricted)	98,325	172,599
Change in trading investments and related put options (substantially restricted)	29,400	—
Change in receivables, net (substantially restricted)	88,954	144,025
Change in payment service obligations	(270,672)	(370,832)

Net cash used in operating activities	(37,734)	(11,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale	43,323	22,860
Purchases of property and equipment	(6,324)	(7,171)
Cash paid for acquisitions, net of cash acquired	(341)	(3,210)

Net cash provided by investing activities	36,658	12,479

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,076	—
Payment on debt	—	(625)

Net cash provided by (used in) financing activities	1,076	(625)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2009	$886	$—	$(694,914)	$(8)	$(35,671)	$(153,306)	$(883,013)
Net income			10,812				10,812
Accrued dividends on preferred stock		(3,143)	(26,226)				(29,369)
Accretion on preferred stock		(2,845)					(2,845)
Employee benefit plans		5,988		8		1,790	7,786
Net unrealized gain on available-for-sale securities					2,897		2,897
Amortization of prior service cost for pension and postretirement benefits, net of tax					13		13
Amortization of unrealized losses on pension and postretirement benefits, net of tax					892		892
Valuation adjustment for pension and postretirement benefit plans, net of tax
Unrealized foreign currency translation adjustment					(1,478)		(1,478)

March 31, 2010	$886	$—	$(710,328)	$—	$(33,347)	$(151,516)	$(894,305)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Assets in Excess of Payment Service Obligations
The following table shows the amount of assets in excess of payment service obligations at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,678,499	$3,776,824
Receivables, net (substantially restricted)	960,341	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	258,245	298,633

	4,897,085	5,156,789
Payment service obligations	(4,572,846)	(4,843,454)

Assets in excess of payment service obligations	$324,239	$313,335

The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2010 and December 31, 2009.
Note 3 — Acquisitions
Blue Dolphin Financial Services N.V. — On February 5, 2010, the Company acquired Blue Dolphin Financial Services N.V. (“Blue Dolphin”), a former super-agent in the Netherlands, for a purchase price of $1.4 million, including cash acquired of $1.1 million, and an earn-out potential of up to $1.4 million. The acquisition of Blue Dolphin provides the Company with the opportunity for further network expansion in the Netherlands and Belgium under the European Union Payment Services Directive, as well as additional control over sales and marketing activities.
The preliminary purchase price allocation includes $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The purchase price allocation is preliminary pending the completion of the valuation of deferred taxes and certain other liabilities. The Company incurred $0.1 million of transaction costs related to this acquisition in the three months ending March 31, 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of Income. The operating results of Blue Dolphin subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income.
Note 4 — Fair Value Measurement
Following is a description of the Company’s valuation methodologies for financial assets measured at fair value:
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

For other asset-backed securities, investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments.
Derivatives — Derivatives consist of forward contracts to hedge income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s derivative agreements are well-established products, allowing the use of standardized models that use market based inputs. These models do not contain a high level of subjectivity and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments.
Other Financial Instruments — Other financial instruments consist of put options related to trading investments. The fair value of the put options related to trading investments is estimated using the expected cash flows from the instruments assuming their exercise in June 2010. These cash flows are discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its debt. The discounted cash flows of the put options are then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company has classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options is remeasured each period, with the change in fair value recognized in earnings.
Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of March 31, 2010, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $97.5 million and $202.1 million, respectively. As of March 31, 2010, the fair value of the Company’s second lien notes is estimated at $493.8 million. See Note 8 — Debt for more information on the Company’s debt.
The Company had no financial liabilities recorded at fair value as of March 31, 2010 and December 31, 2009. Following are the Company’s financial assets recorded at fair value by hierarchy level as of March 31, 2010 and December 31, 2009.

	March 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,029	$—	$8,029
Residential mortgage-backed securities — agencies	—	226,383	—	226,383
Other asset-backed securities	—	—	23,833	23,833
Forward contracts	—	1,454	—	1,454

Total financial assets	$—	$235,866	$23,833	$259,699

	December 31, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$26,951	$26,951
Available-for-sale investments (substantially restricted):
United States government agencies	—	7,715	—	7,715
Residential mortgage-backed securities — agencies	—	268,830	—	268,830
Other asset-backed securities	—	—	22,088	22,088
Forward contracts	—	5,332	—	5,332

Total financial assets	$—	$281,877	$49,039	$330,916

The tables below provides a roll-forward for the three months ended March 31, 2010 and 2009 of the financial assets classified in Level 3 which are measured at fair value on a recurring basis.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$26,951	$22,088	$49,039	$47,990	$29,528	$77,518
Realized gains	2,449	—	2,449	—	—	—
Principal paydowns	(29,400)	(909)	(30,309)	—	(136)	(136)
Other-than-temporary impairments	—	(57)	(57)	—	(2,081)	(2,081)
Unrealized gains — instruments still held at the reporting date	—	3,051	3,051	3,782	—	3,782
Unrealized losses — instruments still held at the reporting date	—	(340)	(340)	(1,645)	(2,057)	(3,702)

Ending balance	$—	$23,833	$23,833	$50,127	$25,254	$75,381

Note 5 — Investment Portfolio
Components of the Company’s investment portfolio are as follows:

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Cash	$1,153,722	$1,243,060
Money markets	1,624,369	1,933,764
Time deposits	600,000	400,000
Certificates of deposit	300,408	200,000

Cash and cash equivalents	3,678,499	3,776,824
Trading investments and related put options	—	26,951
Available-for-sale investments	258,245	298,633

Total investment portfolio	$3,936,744	$4,102,408

Cash and Cash Equivalents — Cash and cash equivalents consist of cash, money-market securities, time deposits and certificates of deposit. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in seven funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. The time deposits and certificates of deposits have maturities of less than one year and are issued from financial institutions that are rated AA as of the date of this filing.
Trading Investments and Related Put Options — At December 31, 2009, the Company had one trading investment with a fair value of $11.8 million on a par value of $29.4 million, and a related put option with a fair value of $15.2 million. The trading investment was called at par in February 2010, resulting in a $2.4 million gain recorded in “Net securities gains,” net of the reversal of the related put option.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at March 31, 2010:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$216,953	$9,482	$(52)	$226,383	$104.93
Other asset-backed securities	14,929	8,904	—	23,833	4.07
United States government agencies	6,956	1,073	—	8,029	89.21

Total	$238,838	$19,459	$(52)	$258,245	$31.90

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2009:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$259,563	$9,296	$(29)	$268,830	$104.13
Other asset-backed securities	15,706	6,382	—	22,088	3.74
United States government agencies	6,854	861	—	7,715	85.72

Total	$282,123	$16,539	$(29)	$298,633	$34.84

Gains and Losses and Other-Than-Temporary Impairments — At March 31, 2010 and December 31, 2009, net unrealized gains of $19.4 million and $16.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three months ended March 31, 2010 and 2009, losses of less than $0.1 million and losses of $2.1 million were reclassified from “Accumulated other comprehensive loss” to net income in connection with other-than-temporary impairments recognized during the period, respectively. Net securities gains were as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Other-than-temporary impairments from available-for-sale investments	$(57)	$(2,081)
Net unrealized gains from trading investments and related put options	—	2,137
Realized gains from trading investments and related put options	2,449	—

Net securities gains	$2,392	$56

At March 31, 2010 and December 31, 2009, approximately 91 percent and 93 percent, respectively, of the available-for-sale portfolio is invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.04 per dollar of par at March 31, 2010.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2010 and December 31, 2009 consisted of the following ratings:

	March 31, 2010			December 31, 2009
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	34	$234,075	90%	34	$276,215	92%
A	—	—	0%	1	415	0%
BBB	1	1,588	1%	1	1,842	1%
Below investment grade	70	22,582	9%	69	20,161	7%

Total	105	$258,245	100%	105	$298,633	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, there would be no change to investments rated A or better.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$6,956	$8,029	$6,854	$7,715
Mortgage-backed and other asset-backed securities	231,882	250,216	275,269	290,918

Total	$238,838	$258,245	$282,123	$298,633

Note 6 — Derivative Financial Instruments
The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income reflects losses of $2.3 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively, from the effect of changes in foreign exchange rates on foreign-denominated receivables and payables, which is net of gains of $4.2 million and $5.8 million from the related forward contracts for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had $66.8 million and $59.4 million, respectively, of outstanding notional amounts relating to its forward contracts.
At March 31, 2010 and December 31, 2009, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	March 31,	December 31,	March 31,	December 31,
(Amounts in thousands)	Location	2010	2009	2010	2009

Forward contracts	Other assets	$1,463	$5,361	$9	$29

Historically, the Company entered into foreign currency forward contracts with 12 month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. All cash flow hedges matured in 2009. The Company recognized a gain of $1.7 million for the three months ended March 31, 2009 in the “Fee and other revenue” line of the Consolidated Statements of Income upon the final settlement of these cash flow hedges.
The Company’s Series B Stock contains a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a 1 percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment. The fair value of the change of control redemption option was de minimus as of March 31, 2010 and December 31, 2009.
Note 7 — Goodwill
Following is a roll forward of the Company’s goodwill, which is all related to the Global Funds Transfer segment:

Total
(Amounts in thousands)	Goodwill

Balance as of December 31, 2009	$425,630
Goodwill acquired	3,072

Balance as of March 31, 2010	$428,702

The addition of goodwill relates to the acquisition of Blue Dolphin in the first quarter of 2010. See Note — 3 Acquisitions for further information on the acquisition.

Note 8 — Debt
Following is a summary of the Company’s outstanding debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	197,531	7.25%	196,791	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$797,531		$796,791

Senior Facility —The Company may elect an interest rate for the senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2010 and 2009, the Company elected the United States prime bank rate as its interest basis. As of March 31, 2010, the Company has $235.0 million of availability under the revolving credit facility, net of $15.0 million of outstanding letters of credit. Amortization of the debt discount on Tranche B of $0.7 million during each of the three months ending March 31, 2010 and 2009 is recorded in “Interest expense” in the Consolidated Statements of Income. In April 2010, the Company made an optional repayment of $30.0 million of its Tranche B loan. This payment will be recorded in the second quarter of 2010.
Second Lien Notes —Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent for the second lien notes. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through March 31, 2010 and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.
Debt Covenants — At March 31, 2010, the Company is in compliance with its financial covenants.
Deferred Financing Costs — Amortization of deferred financing costs recorded in “Interest expense” in the Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, was $1.7 million and $1.8 million, respectively.
Interest Paid in Cash — The Company paid $21.7 million and $24.5 million of interest for the three months ended March 31, 2010 and 2009, respectively.
Maturities — At March 31, 2010, debt totaling $306.3 million will mature in 2013.
Note 9 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) and postretirement benefit plans includes the following components for the three months ended March 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2010	2009	2010	2009

Service cost	$—	$223	$—	$143
Interest cost	2,969	3,165	63	209
Expected return on plan assets	(2,166)	(2,351)	—	—
Amortization of prior service cost (credit)	21	87	—	(88)
Recognized net actuarial loss	1,196	944	4	—

Net periodic benefit expense	$2,020	$2,068	$67	$264

Benefits paid through the defined benefit pension plan were $3.1 million for both the three months ended March 31, 2010 and 2009. No contributions were made to the defined benefit pension plan during the three months ended March 31, 2010 and 2009. Benefits paid through, and contributions made to, the combined SERPs were $1.1 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.4 million and less than $0.1 million during the three months ended March 31, 2010 and 2009, respectively.

The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.2 million ($0.7 million, net of tax) and $0.9 million ($0.6 million, net of tax) for the three months ended March 31, 2010 and 2009, respectively, while the amortized net loss for the postretirement benefit plans was nominal for the three months ended March 31, 2010 and 2009. The prior service costs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal for all plans for the three months ended March 31, 2010 and 2009.
Contribution expense for the 401(k) defined contribution plan was $0.8 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. The Company made a discretionary profit sharing contribution of $2.0 million to the 401(k) defined contribution plan during the three months ended March 31, 2009; no such contribution was made in 2010.
Deferred Compensation Plans — In April 2010, the Company’s Board of Directors approved changes to the Company’s deferred compensation plans for management and non-employee directors. Deferrals under the deferred compensation plan for management are frozen effective April 1, 2010. The deferred compensation plan for directors was terminated and all account balances will be fully distributed as soon as practicable following May 1, 2011.
Note 10 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to the Company’s Participating Convertible Preferred Stock during the three months ended March 31, 2010:

			Series
(Amounts in thousands)	B Stock	B-1 Stock	B Stock

Balance at December 31, 2009	$539,084	$325,244	$864,328
Dividends accrued	18,942	10,427	29,369
Accretion	2,311	534	2,845

Balance at March 31, 2010	$560,337	$336,205	$896,542

Note 11 — Stockholders’ Deficit
Common Stock — Following is a summary of common stock issued and outstanding:

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Common shares issued	88,556	88,556
Treasury stock	(5,466)	(6,041)

Common shares outstanding	83,090	82,515

Treasury Stock — Following is a summary of treasury stock share activity during the three months ended March 31, 2010:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2009	6,041
Exercise of stock options, net of shares surrendered for withholding taxes on release of restricted stock	(575)

Balance at March 31, 2010	5,466

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Net unrealized gains on securities classified as available-for-sale	$19,407	$16,510
Cumulative foreign currency translation adjustments	3,484	4,962
Prior service cost for pension and postretirement benefits, net of tax	(210)	(223)
Unrealized losses on pension and postretirement benefits, net of tax	(56,028)	(56,920)

Accumulated other comprehensive loss	$(33,347)	$(35,671)

Note 12 — Stock-Based Compensation
The Company’s 2005 Omnibus Incentive Plan allows for the issuance under all awards of 47,000,000 shares of common stock. As of March 31, 2010, the Company has remaining authorization to issue awards of up to 15,561,911 shares of common stock.
Pursuant to the terms of options granted in 2010, and consistent with the terms of options awarded in 2009, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2010 have a term of 10 years.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. The expected term represents the period of time that options are expected to be outstanding, while the forfeiture rate represents the number of options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2010 options.

Expected dividend yield	0.0%
Expected volatility	74.0% - 74.8%
Risk-free interest rate	2.9% - 3.3%
Expected life	5.3-6.5 years
Weighted-average grant-date fair value per option	$2.18
Following is a summary of stock option activity for 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2009	38,145,414	$3.35
Granted	2,900,000	3.04
Exercised	(576,250)	1.87
Forfeited/Expired	(6,102,491)	2.94

Options outstanding at March 31, 2010	34,366,673	$3.43	8.94 years	$47,345

Vested or expected to vest at March 31, 2010	33,953,119	$3.44	8.95 years	$46,823

Options exercisable at March 31, 2010	5,375,092	$9.23	6.78 years	$4,936

As of March 31, 2010, the Company’s outstanding stock options had unrecognized compensation expense of $39.0 million and a remaining weighted-average vesting period of 1.37 years. The Company recorded stock-based compensation expense of $6.9 million and $0.1 million for the three months ended March, 31 2010 and 2009, respectively.

Note 13 — Income Taxes
For the three months ended March 31, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $13.0 million, primarily reflecting the reversal of book to tax differences, including a litigation accrual. For the three months ended March 31, 2009, the Company had $0.6 million of income tax expense on pre-tax income of $12.4 million, reflecting benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007. The Company paid $0.3 million and less than $0.1 million of federal and state income taxes for the three months ended March 31, 2010 and 2009, respectively.
For the three months ended March 31, 2010 and 2009, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties for unrecognized tax benefits. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income. As of March 31, 2010 and December 31, 2009, the Company had a liability of $1.8 million and $1.7 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
Note 14 — Commitments and Contingencies
Legal Proceedings — The Company is involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Federal Securities Class Actions — The Company and certain of its present and former officers and directors are defendants in a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The Consolidated Complaint seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which the parties agreed, subject to final approval of the parties and the court, to settle this action for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. On March 9, 2010, the parties entered into a Settlement Agreement to settle the case on terms consistent with the Memorandum of Understanding. On March 10, 2010, the Court issued an Order that preliminarily approved the settlement. The parties will seek final approval of the settlement at a hearing currently set for June 18, 2010. In 2009, the Company recognized an $80.0 million liability for the settlement and a $60.0 million receivable from the insurance carriers, for a net charge of $20.0 million to the Consolidated Statements of Income. The Company paid $20.0 million into an escrow account in March 2010. As the insurance carriers paid the balance of the settlement in April 2010, the Company has a $60.0 million liability recorded in the “Accounts payable and other liabilities” line of the Consolidated Balance Sheet as of March 31, 2010, with a corresponding $60.0 million receivable from the insurance carriers in the “Other assets” line.
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. The Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 reflect a $1.3 million liability in the “Accounts payable and other liabilities” line, with a $1.0 million corresponding receivable from the insurance carriers in the “Other assets” line.

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation.
Minimum Commission Guarantees — In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and actual commissions earned by the agent. As of March 31, 2010, the liability for minimum commission guarantees was $2.2 million and the maximum amount that could be paid under the minimum commission guarantees was $5.0 million over a weighted-average remaining term of 1.7 years.
Note 15 — Earnings per Common Share
Following are the potential weighted-average common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Shares related to stock options	35,154	2,964
Shares related to restricted stock	5	65
Shares related to preferred stock	393,496	347,925
Note 16 — Recent Accounting Pronouncements
In June 2009, the FASB issued guidance that amends previously issued derecognition guidance for financial transfers of assets, eliminates the exemption from consolidation for qualifying SPEs and amends the consolidation guidance applicable to variable interest entities. This guidance will be effective for any financial transfers completed by the Company after January 1, 2010, and for consolidated financial statements prepared subsequent to December 31, 2009. The Company adopted the guidance effective January 1, 2010 with no material impact on its Consolidated Financial Statements.
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively, the “Act”) was signed into law. While the Company is still evaluating the impact of the Act on its defined benefit postretirement plans that provide medical insurance to its participants, the impact is not expected to be material to its Consolidated Financial Statements. The Company has a $4.2 million obligation related to its defined benefit postretirement plans recognized in the “Pension and other postretirement benefits” line in the Consolidated Balance Sheets as of March 31, 2010.
Note 17 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 30.8 percent and 29.5 percent of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively. “Other unallocated expenses” for the three months ended March 31, 2009 include $3.9 million of executive severance and related costs. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Revenue
Global Funds Transfer:
Money transfer	$222,831	$208,180
Bill payment	33,863	36,247

Total Global Funds Transfer	256,694	244,427
Financial Paper Products:
Money order	17,904	17,757
Official check	10,499	12,854

Total Financial Paper Products	28,403	30,611
Other	3,799	4,853

Total revenue	$288,896	$279,891

Segment operating income:
Global Funds Transfer	$27,781	$36,892
Financial Paper Products	8,903	7,280
Other	(518)	(250)

Total segment operating income	36,166	43,922

Net securities gains	2,392	56
Interest expense	(24,407)	(27,040)
Other unallocated expenses	(1,104)	(4,534)

Income before income taxes	$13,047	$12,404

Depreciation and amortization:
Global Funds Transfer	$9,812	$11,390
Financial Paper Products	2,690	2,622
Other	9	350

Total depreciation and amortization	$12,511	$14,362

Capital expenditures:
Global Funds Transfer	$5,807	$6,719
Financial Paper Products	1,110	674
Other	—	—

Total capital expenditures	$6,917	$7,393

The following table presents revenue by major geographic area:

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

United States	$202,637	$199,451
International	86,259	80,440

Total revenue	$288,896	$279,891

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
Table 1 — Results of Operations

	Three Months Ended
	March 31,		Change
(Amounts in thousands)	2010	2009	$	%
	(unaudited)	(unaudited)
Revenue:
Fee and other revenue	$280,866	$268,144	$12,722	5%
Investment revenue	5,638	11,691	(6,053)	(52)%
Net securities gains	2,392	56	2,336	NM

Total revenue	288,896	279,891	9,005	3%

Fee and other commissions expense	122,410	118,544	3,866	3%
Investment commissions expense	204	399	(195)	(49)%

Total commissions expense	122,614	118,943	3,671	3%

Net revenue	166,282	160,948	5,334	3%

Expenses:
Compensation and benefits	57,562	51,632	5,930	11%
Transaction and operations support	47,586	44,484	3,102	7%
Occupancy, equipment and supplies	11,169	11,026	143	1%
Interest expense	24,407	27,040	(2,633)	(10)%
Depreciation and amortization	12,511	14,362	(1,851)	(13)%

Total expenses	153,235	148,544	4,691	3%

Income before income taxes	13,047	12,404	643	5%
Income tax expense	2,235	563	1,672	297%

Net income	$10,812	$11,841	$(1,029)	(9)%

NM = Not meaningful
Following is a summary of our operating results in the first quarter of 2010:
•	Fee and other revenue increased $12.7 million, or 5 percent, to $280.9 million in the first quarter of 2010 from $268.1 million in 2009, driven primarily by money transfer transaction volume growth of 6 percent, partially offset by a decline in average money transfer fees from lower average principal per transaction and corridor mix. The 6 percent volume growth for the quarter continues to reflect slow economic conditions and a growing volume base, but is consistent with volume growth of 7 percent in both the first and fourth quarters of 2009.

•	Investment revenue decreased $6.1 million, or 52 percent, in the first quarter of 2010 due to lower yields earned on our investment portfolio and a decline in average investable balances.

•	Net securities gains in the first quarter of 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option. This is compared to a nominal gain in the first quarter of 2009 from net unrealized gains on trading investments and related put options, offset by other-than-temporary impairments.

•	Total commissions expense increased $3.7 million, or 3 percent, in the first quarter of 2010, as compared to 2009, primarily driven by higher fee commissions from money transfer volume growth and an increase in the euro exchange rate, partially offset by lower average commission rates and lower signing bonus amortization.

•	Interest expense decreased to $24.4 million in the first quarter of 2010 from $27.0 million in 2009 from the repayment of $186.9 million of debt in 2009.

•	Total expenses in the first quarter of 2010 increased $4.7 million, or 3 percent, compared to 2009, driven by a $5.9 million increase in compensation and benefits, primarily from higher employee stock option expense, and a $3.1 million increase in transaction and operations support from higher professional fees and agent growth. Decreases in interest expense and depreciation and amortization expense of $2.6 million and $1.9 million, respectively, partially offset these increases.

•	In the first quarter of 2010, we had $2.2 million of income tax expense on pre-tax income of $13.0 million, primarily reflecting the reversal of book to tax differences.

•	The increase in the euro exchange rate (net of hedging activities) increased total revenue by $2.4 million, commissions expense by $1.8 million and operating expenses by $1.5 million, for a net decrease to our income before income taxes of $0.9 million.
Table 2 —Fee and Other Revenue and Commissions Expense

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2010	2009	$	%

Fee and other revenue	$280,866	$268,144	$12,722	5%
Fee and other commissions expense	122,410	118,544	3,866	3%
Fee and other commissions expense as a % of fee and other revenue	43.6%	44.2%
Fee and other revenue consists of fees on money transfer, bill payment, money order and official check transactions. For the three months ended March 31, 2010, fee and other revenue increased $12.7 million, or 5 percent, from 2009, driven by money transfer transaction volume growth and a higher euro exchange rate, partially offset by lower average money transfer fees. Money transfer transaction volume increased 6 percent, generating incremental revenue of $12.6 million. The higher euro exchange rate increased revenue $2.4 million, net of hedging activities. Average money transfer fees declined from lower average principal per transaction and corridor mix, reducing revenue by $0.7 million. Bill payment revenue decreased $2.4 million in the three months ended March 31, 2010, as compared to 2009, from industry mix and lower volumes. See Table 6 — Global Funds Transfer Segment for further information regarding money transfer and bill payment revenue and transaction volume. Fee and other revenue in the Financial Paper Products segment increased by $3.2 million for the three months ended March 31, 2010, from 2009, primarily due to our repricing initiatives. See Table 7 — Financial Paper Products Segment for further information. In addition, fee and other revenue declined $2.6 million from the prior year due to discontinued businesses and products.
Fee and other commissions expense consists primarily of fees paid to our third-party agents for the money transfer and bill payment services. For the three months ended March 31, 2010, fee commissions expense increased $3.9 million, or 3 percent, compared to 2009, from money transfer transaction volume growth and the higher euro exchange rate, partially offset by lower signing bonus amortization and lower average commission rates. Incremental fee commissions of $6.3 million from money transfer transaction volume growth and $1.6 million from the higher euro exchange rate were reduced by $1.3 million from lower average money transfer commission rates. Signing bonus amortization decreased $1.2 million as certain historical signing bonuses were fully amortized or written off in the prior year. In addition, for the three months ended March 31, 2010, bill payment fee commissions expense declined $0.7 million, while other commissions for money order products and other products declined $0.3 million each.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended
	March 31,		Change
(Amounts in thousands)	2010	2009	$	%

Investment revenue	$5,638	$11,691	$(6,053)	(52)%
Investment commissions expense	(204)	(399)	195	49%

Net investment revenue	$5,434	$11,292	$(5,858)	(52)%

Average balances:
Cash equivalents and investments	$3,922,487	$4,393,200	$(470,713)	(11)%
Payment service obligations (1)	$2,785,408	$3,117,002	$(331,594)	(11)%

Average yields earned and rates paid (2):
Investment yield	0.58%	1.08%
Investment commission rate	0.03%	0.05%
Net investment margin	0.56%	1.04%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(2)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $6.1 million, or 52 percent, for the three months ended March 31, 2010, compared to 2009 due to lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods. Lower yields decreased revenue $4.8 million from 2009, while lower average investable balances decreased revenue $1.3 million.
Investment commissions expense includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices. Investment commissions expense decreased $0.2 million, or 49 percent, for the three months ended March 31, 2010 as compared to 2009, reflecting the lower federal funds rate and lower average investable balances. Consistent with 2009, the federal funds rate was so low during the first quarter of 2010 that most of our financial institution customers continue to be in a “negative” commission position, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount.
As a result of the factors discussed above, net investment revenue decreased $5.9 million for the three months ended March 31, 2010 as compared to 2009 and the net investment margin decreased to 0.56 percent from 1.04 percent in 2009.

Table 4 — Net Securities Gains

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Other-than-temporary impairments from available-for-sale investments	$(57)	$(2,081)
Net unrealized gains from trading investments and related put options	—	2,137
Realized gains from trading investments and related put options	2,449	—

Net securities gains	$2,392	$56

Net securities gains of $2.4 million for the three months ended March 31, 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option. This is compared to a nominal gain for the first quarter of 2009 from net unrealized gains on trading investments and related put options of $2.1 million, offset by other-than-temporary impairments of $2.1 million on our asset-backed securities.
Expenses
The following discussion relates to operating expenses, excluding commissions expense, as presented in Table 1 — Results of Operations.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $5.9 million, or 11 percent, for the three months ended March 31, 2010 from higher stock option and incentive compensation expense, partially offset by lower severance costs. Stock option expense increased $6.7 million from 2009 and 2010 grants, net of forfeitures. Incentive compensation increased $2.2 million due to accruing annual performance incentives at a higher rate than the prior year, partially offset by a decrease in annual sales incentive accruals. The first quarter of 2009 included $3.5 million of severance costs related to the departure of a former executive officer. As reflected in each of the amounts discussed above, the increase in the euro exchange rate, net of hedging activities, increased compensation and benefits expense $0.6 million for the three months ended March 31, 2010.
Transaction and operations support — Transaction and operations support includes marketing, professional fees and other outside service costs, telecommunications and agent forms related to our products. Transaction and operations support increased $3.1 million, or 7 percent, for the three months ended March 31, 2010. Professional fees increased $2.3 million from litigation fees. Marketing costs increased $1.7 million in connection with agent location growth, while licensing fees increased $1.7 million primarily due to additional licensing fees in the United Kingdom. Partially offsetting these increases was a $1.4 million benefit from the impact of foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, and a $1.2 million decrease in our provision for loss. As reflected in each of the amounts discussed above, the increase in the euro exchange rate, net of hedging activities, increased transactions and operations support $0.5 million for the three months ended March 31, 2010.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.1 million, or 1 percent, for the three months ended March 31, 2010, as controlled spending and the timing of the roll-out of new agents and locations offset costs incurred to support the growth of the business. As reflected in the amount discussed above, the increase in the euro exchange rate, net of hedging activities, increased occupancy, equipment and supplies $0.2 million for the three months ended March 31, 2010.
Interest expense — Interest expense decreased to $24.4 million for the three months ended March 31, 2010 from $27.0 million for the three months ended March 31, 2009 from the repayment of $186.9 million of debt in 2009.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization decreased $1.9 million, or 13 percent, for the three months ended March 31, 2010 primarily from lower depreciation expense on point of sale equipment, signs, computer hardware and other equipment as well as amortization of capitalized software, partially offset by an increase in depreciation of office furniture and equipment. As reflected in the amount discussed above, the increase in the euro exchange rate, net of hedging activities, increased depreciation and amortization $0.2 million for the three months ended March 31, 2010.

Income taxes — For the three months ended March 31, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $13.0 million, primarily reflecting the reversal of book to tax differences, including a litigation accrual. For the three months ended March 31, 2009, the Company had $0.6 million of income tax expense on pre-tax income of $12.4 million, reflecting benefits recognized on tax positions with respect to part of the net securities losses from 2008 and 2007.
Acquisitions
Acquisition activity is set forth in Note 3 — Acquisitions of the Notes to the Consolidated Financial Statements.
Segment Performance
We measure financial performance by our two reporting segments — Global Funds Transfer and Financial Paper Products. Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.
We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period. Net securities gains are not allocated to the segments as the investment portfolio is managed at a consolidated level. Forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment.
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
Table 5 — Segment Information

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009	Change

Operating income:
Global Funds Transfer	$27,781	$36,892	$(9,111)
Financial Paper Products	8,903	7,280	1,623
Other	(518)	(250)	(268)

Total segment operating income	36,166	43,922	(7,756)
Net securities gains	2,392	56	2,336
Interest expense	(24,407)	(27,040)	2,633
Other unallocated expenses	(1,104)	(4,534)	3,430

Income before income taxes	$13,047	$12,404	$643

Table 6 — Global Funds Transfer Segment

	Three Months Ended
	March 31,		Change
(Amounts in thousands)	2010	2009	$	%

Money transfer revenue:
Fee and other revenue	$222,732	$208,178	$14,554	7%
Investment revenue	99	2	97	NM

Total money transfer revenue	222,831	208,180	14,651	7%

Bill payment revenue:
Fee and other revenue	33,839	36,243	(2,404)	(7)%
Investment revenue	24	4	20	NM

Total bill payment revenue	33,863	36,247	(2,384)	(7)%

Total Global Funds Transfer revenue:
Fee and other revenue	256,571	244,421	12,150	5%
Investment revenue	123	6	117	NM

Total Global Funds Transfer revenue	256,694	244,427	12,267	5%

Commissions expense	121,157	116,241	4,916	4%

Net revenue	$135,537	$128,186	$7,351	6%

Operating income	$27,781	$36,892	$(9,111)	(25)%
Operating margin	10.8%	15.1%

NM = Not meaningful
Total revenue for the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For the three months ended March 31, 2010, total revenue increased $12.3 million, or 5 percent, from money transfer fee revenue growth, partially offset by lower bill payment revenue.
Money transfer fee and other revenue for the three months ended March 31, 2010 increased $14.6 million, or 7 percent, driven by transaction volume growth and a higher euro exchange rate, partially offset by lower average fees per transaction. Transaction volume increased 6 percent for the three months ended March 31, 2010, generating incremental revenue of $12.6 million, while the higher euro exchange rate increased revenue by $2.4 million, net of hedging activities. Average fees per transaction declined from lower average principal per transaction and corridor mix, reducing revenue by $0.7 million during the three months ended March 31, 2010.
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. For the three months ended March 31, 2010, money transfer transactions originating outside of the United States increased 12 percent from the prior year. Excluding Spain, transactions originating outside of the United States increased 16 percent from the prior year. Transactions originating in the United States, excluding transactions sent to Mexico, increased 6 percent due primarily to intra-United States remittances. Transactions sent to Mexico declined 11 percent, reflecting the impact of the United States recession on our consumers. Mexico represented approximately 9 percent of our total transactions in the three months ended March 31, 2010, compared to 11 percent in 2009.
The money transfer agent base expanded 10 percent to approximately 198,000 locations in 2010, primarily due to expansion in international markets. At March 31, 2010, the Americas (defined as United States, Canada, Mexico and Latin America (including the Caribbean)) had 68,000 locations, with 39,500 locations in North America and 28,500 locations in Latin America (including 12,900 locations in Mexico). At March 31, 2010, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had 130,000 locations, with 39,900 locations in Western Europe, 29,200 locations in the Indian subcontinent, 26,100 locations in Eastern Europe, 21,300 locations in Asia Pacific, 9,200 locations in Africa and 4,300 locations in the Middle East.
Bill payment revenue for the three months ended March 31, 2010 decreased $2.4 million, or 7 percent, from 2009 from industry mix and a 3 percent decrease in transaction volume. Industry mix reduced revenue by $2.2 million for the three months ended March 31, 2010 as compared to 2009. Lower bill payment volumes reduced revenue by $0.2 million, reflecting the impact of economic conditions on our bill payment customers.

Commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment services, including the amortization of capitalized agent signing bonuses. For the three months ended March 31, 2010, Global Funds Transfer commissions expense increased $4.9 million, or 4 percent, primarily from money transfer volume growth and the higher euro exchange rate, partially offset by lower signing bonus amortization and lower average commission rates. Incremental fee commissions of $6.3 million from money transfer transaction volume growth and $1.6 million from the higher euro exchange rate, net of hedging activities, was partially offset by a $1.3 million decrease from lower average money transfer commission rates. Signing bonus amortization decreased $1.2 million as certain historical signing bonuses were fully amortized or written off in 2009. Bill payment fee commissions expense decreased $1.0 million from lower transaction volumes, partially offset by a $0.3 million increase from higher average rates.
The operating margin of 10.8 percent for the three months ended March 31, 2010 decreased from 15.1 percent in 2009, primarily due to higher stock option expense, litigation fees, marketing costs associated with agent location growth and increased licensing fees.
Table 7 — Financial Paper Products Segment

	Three Months Ended
	March 31,		Change
(Amounts in thousands)	2010	2009	$	%

Money order revenue:
Fee and other revenue	$16,847	$15,849	998	6%
Investment revenue	1,057	1,908	(851)	(45)%

Total money order revenue	17,904	17,757	147	1%

Official check revenue:
Fee and other revenue	6,491	4,299	2,192	51%
Investment revenue	4,008	8,555	(4,547)	(53)%

Total official check and payment processing revenue	10,499	12,854	(2,355)	(18)%

Total Financial Paper Products revenue:
Fee and other revenue	23,338	20,148	3,190	16%
Investment revenue	5,065	10,463	(5,398)	(52)%

Total Financial Paper Products revenue	28,403	30,611	(2,208)	(7)%

Commissions expense	1,106	2,090	(984)	(47)%

Net revenue	$27,297	$28,521	$(1,224)	(4)%

Operating income	$8,903	$7,280	$1,623	22%
Operating margin	31.3%	23.8%
Total revenue for the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. Total revenue decreased $2.2 million, or 7 percent, for the three months ended March 31, 2010, from 2009, due to a $5.4 million decrease in allocated investment revenue from lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods. See Table 3 — Net Investment Revenue Analysis for further information. Fee and other revenue for money order and official check products increased $3.2 million, primarily due to our repricing initiatives. During the three months ended March 31, 2010, money order volumes declined 20 percent, which is consistent with declines in 2009. Money order volume declines are attributed to the anticipated attrition of agents from repricing initiatives, as well as consumer pricing increases as agents pass along fee increases, the continued migration to other payment methods and the general economic environment.
Commissions expense includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of capitalized signing bonuses. Commissions expense decreased $1.0 million for the three months ended March 31, 2010 as compared 2009. Commissions expense for money order products decreased $0.8 million for the three months ended March 31, 2010 due to repricing initiatives and lower signing bonus amortization from the write-off of certain large balances as well as a decrease in agent rebates.
The operating margin for the three months ended March 31, 2010 increased to 31.3 percent from 23.8 percent in 2009, reflecting lower commissions and operating expenses.

Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, trading investments and related put options and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.
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
Table 8 — Assets in Excess of Payment Service Obligations

	March 31,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,678,499	$3,776,824
Receivables, net (substantially restricted)	960,341	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	258,245	298,633

	4,897,085	5,156,789
Payment service obligations	(4,572,846)	(4,843,454)

Assets in excess of payment service obligations	$324,239	$313,335

Cash and Cash Equivalents — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents at financial institutions rated Aa3 or better by Moody’s and AA- or better by S&P and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of March 31, 2010, cash and cash equivalents totaled $3.7 billion, representing 93 percent of our total investment portfolio. Cash equivalents consist of time deposits, certificates of deposit and money market funds that invest in United States government and government agency securities.
Credit Facilities — Our credit facilities consist of a senior facility that includes senior notes and a revolving credit facility and second lien notes. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. In April 2010, we repaid $30.0 million on our senior facility. Combined with the debt repayments we made in 2009, we have repaid $216.9 million of our outstanding debt and continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $235.0 million of borrowing capacity as of March 31, 2010, reflecting $15.0 million of standby letters of credit issued under the facility.
Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all financial covenants as of March 31, 2010.
The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three months ended March 31, 2010 and we do not anticipate declaring any dividends on our common stock during 2010.
Credit Ratings — As of March 31, 2010 our credit ratings from Moody’s, Standard & Poors and Fitch were B1, B+ and B+, respectively, with a negative outlook assigned by the three credit rating agencies. On April 23, 2010, Moody’s affirmed the B1 rating and revised the rating outlook from negative to stable. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of March 31, 2010. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Investment Portfolio — Our investment portfolio is composed of $258.2 million of available-for-sale investments as of March 31, 2010. Available-for-sale investments consist of $234.4 million of United States government agency residential mortgage-backed securities and United States government agency debentures, as well as $23.8 million of other asset-backed securities. In completing our recapitalization in 2008, we contemplated that our other asset-backed securities and trading investments might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,411,095	$91,653	$489,112	$132,500	$697,830
Operating leases	46,737	12,371	24,390	9,358	618
Other obligations	384	384	—	—	—

Total contractual cash obligations	$1,458,216	$104,408	$513,502	$141,858	$698,448

Debt consists of amounts outstanding under our senior facility and the second lien notes at March 31, 2010, as disclosed in Note 8 — Debt, as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at March 31, 2010 is $797.5 million of debt, net of unamortized discounts of $8.7 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on March 31, 2010 and assuming no prepayments of principal and the continued payment of interest on the second lien notes. In April 2010, we repaid $30.0 million on our senior facility. This payment will be recorded in the second quarter of 2010. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 9 as the timing and/or amount of payments are difficult to estimate.
The Company’s Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of March 31, 2010, we have accrued dividends of $216.2 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We were not required to, and did not make, a contribution to the funded pension plan during 2009. We anticipate a minimum contribution of $3.0 million to the pension plan trust in 2010. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three months ended March 31, 2010, we paid benefits totaling $1.5 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.9 million for the remainder of 2010. Expected contributions and benefit payments under these plans are not included in the above table as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.
As of March 31, 2010, the liability for unrecognized tax benefits was $12.5 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities relating to this liability, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of March 31, 2010, the minimum commission guarantees had a maximum payment of $5.0 million over a weighted-average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of March 31, 2010, the liability for minimum commission guarantees was $2.2 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows From Operating Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Net income	$10,812	$11,841
Total adjustments to reconcile net income	5,447	30,513

Net cash provided by operating activities before changes in payment service assets and obligations	16,259	42,354

Change in cash and cash equivalents (substantially restricted)	98,325	172,599
Change in trading investments and related put options, net (substantially restricted)	29,400	—
Change in receivables, net (substantially restricted)	88,954	144,025
Change in payment service obligations	(270,672)	(370,832)

Net change in payment service assets and obligations	(53,993)	(54,208)

Net cash used in operating activities	$(37,734)	$(11,854)

Operating activities used net cash of $37.7 million during the three months ended March 31, 2010. Cash generated from our operations was used to pay $21.7 million of interest on our debt, $11.5 million of signing bonuses, $6.3 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $43.3 million from the maturity of available-for-sale investments and $29.4 million from a trading security that was called, all of which was reinvested in cash equivalents. Operating activities used net cash of $11.9 million during the three months ended March 31, 2009, primarily related to the payment of $24.5 million of interest on our debt, $11.9 million of signing bonuses and capital expenditures of $7.2 million. We received a $43.5 million federal income tax refund during the three months ended March 31, 2009 and did not make any income tax payments. The Company paid $0.3 million and less than $0.1 million of federal and state income taxes for the three months ended March 31, 2010 and 2009, respectively.
Table 11 — Cash Flows From Investing Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Net investment activity	$43,323	$22,860
Purchases of property and equipment	(6,324)	(7,171)
Cash paid for acquisitions, net of cash acquired	(341)	(3,210)

Net cash provided by investing activities	$36,658	$12,479

Investing activities provided cash of $36.7 million during the three months ended March 31, 2010, primarily from proceeds of $43.3 million from the maturity of available-for-sale investments, partially offset by $6.3 million of capital expenditures. Investing activities provided cash of $12.5 million during the three months ended March 31, 2009, primarily from proceeds of $22.9 million from the maturity of available-for-sale investments, partially offset by $7.2 million of capital expenditures. In addition, we paid $3.2 million in February 2009 in connection with the acquisition of Raphaels Bank to expand our network in France for the Global Funds Transfer segment.
Table 12 — Cash Flows From Financing Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2010	2009

Proceeds from exercise of stock options	$1,076	$—
Payment on debt	—	(625)

Net cash provided by (used in) financing activities	$1,076	$(625)

For the three months ended March 31, 2010, financing activities provided $1.1 million of cash from the exercise of stock options. For the three months ended March 31, 2009, financing activities used $0.6 million for the quarterly payment on Tranche B of the senior facility.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the three months ended March 31, 2010. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
See Note 16 — Recent Accounting Pronouncements of the Notes to the Consolidated Financial Statements for a description of recent accounting pronouncements.
Forward Looking Statements
This Quarterly Report on Form 10-Q may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram International, Inc. and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the various factors described below. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the investors at the closing of our recapitalization in 2008, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, or changes in laws, regulations or other industry practices and standards could have an adverse effect on our results of operations.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control restrictions could cause contravention of United States law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. If we are deemed to be a subsidiary of a bank holding company, our ability to engage in other businesses may be limited to those permissible for a bank holding company.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the criteria for listing on the New York Stock Exchange.

•	Other Factors. Additional risk factors as may be described in our other filings with the SEC from time to time.
Actual results may differ materially from historical and anticipated results. These forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2009. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Interim Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including the Chief Executive Officer and Interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of our business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Federal Securities Class Actions — The Company and certain of its present and former officers and directors are defendants in a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The Consolidated Complaint was filed on October 3, 2008, and alleges against each defendant violations of Section 10(b) of the Exchange Act and Rule 10b-5 under the Exchange Act and alleges against Company officers violations of Section 20(a) of the Exchange Act. The Consolidated Complaint alleges failure to adequately disclose, in a timely manner, the nature and risks of the Company’s investments, as well as unrealized losses and other-than-temporary impairments related to certain of the Company’s investments. The Consolidated Complaint seeks recovery of losses incurred by stockholder class members in connection with their purchases of the Company’s securities. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which the parties agreed, subject to final approval of the parties and the court, to settle this action for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. On March 9, 2010, the parties entered into a Settlement Agreement to settle the case on terms consistent with the Memorandum of Understanding. On March 10, 2010, the Court issued an Order that preliminarily approved the settlement. The parties will seek final approval of the settlement at a hearing currently set for June 18, 2010.
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers.
California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockhoders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation.
ITEM 1A. RISK FACTORS
There have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to Part I, Item IA, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2010, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
May 7, 2010	By:	/s/ Jean C. Benson
Senior Vice President and Controller
(Principal Accounting Officer and Interim Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (incorporated herein by reference from Exhibit 3.01 to the Company’s Current Report on From 8-K filed September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.1	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated April 12, 2010 (incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2010).

10.2	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated April 12, 2010 (incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 14, 2010).

10.3	Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated April 12, 2010 (incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 14, 2010).

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Principal Accounting Officer and Interim Principal Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Principal Accounting Officer and Interim Principal Financial Officer.

*	Filed herewith.