Form 10-K/A
period 2009-12-31
MONEYGRAM INTERNATIONAL INC
filed 2010-08-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or
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
(Registrant’s telephone number, including area code)
(952) 591-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
82,694,964 shares of common stock were outstanding as of as of March 8, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2010 Annual Meeting.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of MoneyGram International, Inc. (the “Company”) originally filed on March 15, 2010 (the “Original Filing”). The Company is filing this Amendment to describe the amendment of the Company’s supplemental pension plan in Part II, Item 9B and to attach the amendment as an exhibit. Accordingly, the Company hereby amends and restates in their entirety Part II, Item 9B and Part IV, Item 15 of the Original Filing. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2. Because the Company’s financial statements are not being amended and are not contained within this Amendment, we are not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     This Amendment is limited in scope to the portions of the Original Filing set forth above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the filing of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Amendment shall not be deemed an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

PART II.
ITEM 9B. OTHER INFORMATION
     Pursuant to Item 5.02(e) of Form 8-K, the Company reports that on December 21, 2009, the Company’s board of directors approved an amendment to the MoneyGram Supplemental Pension Plan (Amended and Restated Effective December 28, 2007) (the “Pension Plan”), freezing benefit accruals effective December 31, 2009 (the “Effective Date”). Specifically, the amendment provides that participants in the Pension Plan will not receive credit for eligible earnings or for any period of employment after the Effective Date, other than with respect to vesting and eligibility for survivor’s benefits.
     The foregoing summary is qualified in its entirety by reference to the amendment, a copy of which is attached as Exhibit 10.28 hereto.
PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)	The financial statements listed in the “Index to Financial Statements and Schedules” are filed as part of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the “Index to Financial Statements.”

(3)	Exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
August 9, 2010	/s/ James E. Shields
James E. Shields
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

**3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended.

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).

4.2	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

4.3	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.4	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.5	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.6	Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.7	Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.8	Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended February 17, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).

†10.5	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

†10.6	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

†10.7	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 1010).

10.8	Amended and Restated Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.10 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.9	Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.11 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

Exhibit
Number	Description
10.10	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.12 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.11	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.12	Amended and Restated Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.14 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.13	Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.15 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.14	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

10.15	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).

†10.16	Deferred Compensation Plan for Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.17	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.18	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.19	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

†10.20	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated March 24, 2008 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).

†10.21	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

†10.22	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.20 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

†10.23	MoneyGram International, Inc. Special Executive Severance Plan (Tier I) dated March 25, 2008 (Incorporated by reference from Exhibit 10.18 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

†10.24	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

†10.25	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

†10.26	MoneyGram International, Inc. Special Executive Severance Plan (Tier II) dated March 25, 2008 (Incorporated by reference from Exhibit 10.19 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

†10.27	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).

*†10.28	First Amendment of MoneyGram Supplemental Pension Plan.

†10.29	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.30	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).

**+10.31	Second Amended and Restated Credit Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent and the other lenders party thereto.

10.32	Security Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).

10.33	Amended and Restated Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.34	Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram

Exhibit
Number	Description
Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.35	Amended and Restated Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.36	Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.37	Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.38	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).

10.39	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.40	Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.41	Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

**+10.42	Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC.

10.43	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.44	Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.45	MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.46	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.47	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.48	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.49	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

†10.50	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.51	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.52	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

Exhibit
Number	Description
†10.53	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.54	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.55	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.56	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).

†10.57	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

†10.58	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

†10.59	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.60	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.61	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.62	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).

†10.63	Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.64	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.65	Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.66	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).

†10.67	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).

†10.68	Separation Agreement and Release of All Claims, dated as of June 18, 2008, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on June 19, 2008).

†10.69	Confidential Separation Agreement and Release of All Claims, dated as of April 7, 2008, by and between MoneyGram International, Inc. and Long Lake Partners, L.P. and William J. Putney (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).

†10.70	Independent Consulting Agreement, dated as of April 8, 2008, by and between MoneyGram Payment Systems, Inc., including all of its parent organizations, holding companies, predecessors, divisions, affiliates, related companies and joint ventures, business units and subsidiaries, and William J. Putney (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).

†10.71	Separation Agreement and Release of All Claims, dated as of March 20, 2009, between MoneyGram International, Inc. and David J. Parrin (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on March 20, 2009).

†10.72	Separation Agreement and Release of All Claims, dated as of March 25, 2009, between MoneyGram International, Inc. and Mary A. Dutra (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on

Exhibit
Number	Description
March 27, 2009).

†10.73	Non-Qualified Stock Option Agreement, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).

†10.74	Severance Agreement, dated as of May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).

†10.75	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated May 6, 2009, between MoneyGram Payment Systems, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).

†10.76	Agreement and Release, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).

†10.77	Separation Agreement and Release of All Claims, dated October 21, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on October 22, 2009).

†10.78	Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 16, 2009).

†10.79	Offer Letter, dated July 28, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 30, 2009).

†10.80	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).

†10.81	Separation Agreement and Release of All Claims, dated as of January 15, 2010, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on January 19, 2010).

†10.82	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).

†10.83	Summary of Compensation for Non-Management Directors effective January 1, 2009 (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 9, 2008).

†10.84	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

10.85	First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

10.86	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

+10.87	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).

10.88	Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.89	MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed February 22, 2010).

**21	Subsidiaries of the Registrant

**23	Consent of Deloitte & Touche LLP

**24	Power of Attorney

*31.1	Section 302 Certification of Chief Executive Officer

*31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 15, 2010.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.