Form 10-Q
period 2010-06-30
MONEYGRAM INTERNATIONAL INC
filed 2010-08-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2010

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
As of August 2, 2010, 83,335,522 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
(Amounts in thousands, except share data)	2010	2009

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,492,147	3,776,824
Receivables, net (substantially restricted)	1,047,768	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	216,894	298,633
Property and equipment	121,069	127,972
Intangible assets	7,318	7,680
Goodwill	428,691	425,630
Other assets	147,316	211,592

Total assets	$5,461,203	$5,929,663

LIABILITIES
Payment service obligations	$4,472,692	$4,843,454
Debt	740,584	796,791
Pension and other postretirement benefits	116,337	118,444
Accounts payable and other liabilities	120,394	189,659

Total liabilities	5,450,007	5,948,348

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 800,000 shares authorized, 495,000 shares issued and outstanding	581,923	539,084
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	347,265	325,244

Total mezzanine equity	929,188	864,328

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	—
Retained loss	(735,328)	(694,914)
Unearned employee benefits	—	(8)
Accumulated other comprehensive loss	(37,577)	(35,671)
Treasury stock: 5,228,055 and 6,040,958 shares at June 30, 2010 and
December 31, 2009, respectively	(145,973)	(153,306)

Total stockholders’ deficit	(917,992)	(883,013)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,461,203	$5,929,663

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009

REVENUE
Fee and other revenue	$277,644	$278,493	$558,510	$546,637
Investment revenue	6,253	8,455	11,891	20,146
Net securities (losses) gains	(277)	4,233	2,115	4,289

Total revenue	283,620	291,181	572,516	571,072

Fee and other commissions expense	120,248	121,764	242,658	240,308
Investment commissions expense	216	354	420	753

Total commissions expense	120,464	122,118	243,078	241,061

Net revenue	163,156	169,063	329,438	330,011

EXPENSES
Compensation and benefits	55,225	47,639	112,787	99,271
Transaction and operations support	48,579	71,166	96,165	115,650
Occupancy, equipment and supplies	10,975	12,237	22,144	23,263
Interest expense	27,440	26,649	51,847	53,689
Depreciation and amortization	11,876	14,962	24,387	29,324

Total expenses	154,095	172,653	307,330	321,197

Income (loss) before income taxes	9,061	(3,590)	22,108	8,814
Income tax expense (benefit)	2,213	(273)	4,448	290

NET INCOME (LOSS)	$6,848	$(3,317)	$17,660	$8,524

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.31)	$(0.40)	$(0.57)	$(0.60)

Net loss available to common stockholders:
Net income (loss) as reported	$6,848	$(3,317)	$17,660	$8,524
Accrued preferred stock dividends	(30,667)	(27,116)	(60,036)	(52,834)
Accretion recognized on preferred stock	(1,979)	(2,540)	(4,824)	(5,041)

Net loss available to common stockholders	$(25,798)	$(32,973)	$(47,200)	$(49,351)

Weighted-average outstanding common shares	83,266	82,504	82,951	82,493

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009

NET INCOME (LOSS)	$6,848	$(3,317)	$17,660	$8,524
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period	(2,509)	1,641	331	3,094
Reclassification adjustment for net realized losses included in net income (loss)	277	850	334	2,931

	(2,232)	2,491	665	6,025

Net unrealized losses on derivative financial instruments:
Net holding losses arising during the period, net of tax benefit of $304 and $478 for the three and six months ended June 30, 2009, respectively	—	(496)	—	(780)

	—	(496)	—	(780)

Pension and postretirement benefit plans:
Reclassification of prior service costs (credit) recorded to net income (loss), net of tax benefit of $8 and $0 for the three months ended June 30, 2010 and 2009, respectively, and $16 and $0 for the six months ended June 30, 2010 and 2009, respectively	13	(1)	26	(2)
Reclassification of net actuarial loss recorded to net income (loss), net of tax benefit of $456 and $359, for the three months ended June 30, 2010 and 2009, respectively, and $1,002 and $717 for the six months ended June 30, 2010 and 2009, respectively	744	585	1,635	1,171
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(1,688) and $816 for the three months ended June 30, 2010 and 2009, respectively, and $(2,594) and $(169) for the six months ended June 30, 2010 and 2009, respectively	(2,755)	1,331	(4,232)	(276)

Other comprehensive (loss) income	(4,230)	3,910	(1,906)	6,138

COMPREHENSIVE INCOME	$2,618	$593	$15,754	$14,662

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,848	$(3,317)	$17,660	$8,524
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,876	14,962	24,387	29,324
Investment impairment charges	277	848	334	2,929
Net realized gain on investments	—	(3,073)	(2,449)	(3,073)
Unrealized losses on trading investments	—	4,790	—	6,435
Valuation gains on put options related to trading investments	—	(6,798)	—	(10,580)
Provision for deferred income taxes	102	610	102	305
Net amortization of investment premiums and discounts	55	216	149	428
Impairment of goodwill	—	3,758	—	3,758
Signing bonus amortization	7,042	8,554	14,372	17,083
Amortization of debt discount and deferred financing costs	5,854	2,496	8,296	4,946
Provision for uncollectible receivables	1,432	11,530	3,897	15,207
Non-cash compensation and pension expense	8,675	3,893	17,876	6,454
Other non-cash items, net	1,120	(213)	1,223	3,019
Changes in foreign currency translation adjustments	(2,754)	1,331	(4,232)	(276)
Change in other assets	(6,766)	(10,764)	(19,670)	(14,303)
Change in accounts payable and other liabilities	(1,650)	23,236	(13,575)	24,233

Total adjustments	25,263	55,376	30,710	85,889
Change in cash and cash equivalents (substantially restricted)	186,352	(68,903)	284,677	103,696
Change in trading investments and related put options (substantially restricted)	—	17,900	29,400	17,900
Change in receivables, net (substantially restricted)	(88,859)	7,265	95	151,290
Change in payment service obligations	(100,154)	12,774	(370,826)	(358,058)

Net cash provided by (used in) operating activities	29,450	21,095	(8,284)	9,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale	39,249	58,678	82,572	81,538
Purchases of property and equipment	(9,152)	(9,148)	(15,476)	(16,319)
Cash paid for acquisitions, net of cash acquired	11	—	(330)	(3,210)

Net cash provided by investing activities	30,108	49,530	66,766	62,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	442	—	1,518	—
Payments on debt	(60,000)	(625)	(60,000)	(1,250)
Payments on revolving credit facility	—	(70,000)	—	(70,000)

Net cash used in financing activities	(59,558)	(70,625)	(58,482)	(71,250)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2009	$886	$—	$(694,914)	$(8)	$(35,671)	$(153,306)	$(883,013)
Net income			17,660				17,660
Accrued dividends on preferred stock		(6,680)	(53,356)				(60,036)
Accretion on preferred stock		(4,824)					(4,824)
Employee benefit plans		11,504	(4,718)	8		7,333	14,127
Net unrealized gain on available-for-sale securities					665		665
Amortization of prior service cost for pension and postretirement benefits, net of tax					26		26
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,635		1,635
Unrealized foreign currency translation adjustment					(4,232)		(4,232)

June 30, 2010	$886	$—	$(735,328)	$—	$(37,577)	$(145,973)	$(917,992)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Assets in Excess of Payment Service Obligations
The following table shows the amount of assets in excess of payment service obligations at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,492,147	$3,776,824
Receivables, net (substantially restricted)	1,047,768	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	216,894	298,633

	4,756,809	5,156,789
Payment service obligations	(4,472,692)	(4,843,454)

Assets in excess of payment service obligations	$284,117	$313,335

The Company was in compliance with its contractual and financial regulatory requirements as of June 30, 2010 and December 31, 2009.
Note 3 — Acquisitions and Disposals
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
The preliminary purchase price allocation includes $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The purchase price allocation is preliminary pending the completion of the valuation of deferred taxes and certain other liabilities. The Company incurred $0.1 million of transaction costs related to this acquisition in the six months ended June 30, 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of Blue Dolphin subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).
Other Disposals — During the second quarter of 2010, the Company recognized a $1.5 million impairment on the Company’s corporate airplane in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). This impairment is based on approximately $7.5 million of net proceeds from the sale of the corporate airplane in July 2010.
Note 4 — Fair Value Measurement
Following is a description of the Company’s valuation methodologies for financial assets measured at fair value:
Investments — For United States government agencies and residential mortgage-backed securities collateralized by United States government agency securities, fair value measures are generally obtained from independent sources, including a pricing service. Because market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments. The Company periodically corroborates the valuations provided by the pricing service through internal valuations utilizing externally developed cash flow models, comparison to actual transaction prices for any sold securities and any broker quotes received on the same security.

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
Other Financial Instruments — Other financial instruments consisted of put options related to trading investments. The fair value of the put options related to trading investments was estimated using the expected cash flows from the instruments assuming their exercise in June 2010. These cash flows were discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its debt. The discounted cash flows of the put options were then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company had classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options was remeasured each period, with the change in fair value recognized in earnings.
Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of June 30, 2010, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $95.2 million and $141.9 million, respectively. As of June 30, 2010, the fair value of the Company’s second lien notes is estimated at $490.0 million. See Note 8 — Debt for more information on the Company’s debt.
The Company had no financial liabilities recorded at fair value as of June 30, 2010 and December 31, 2009. Following are the Company’s financial assets recorded at fair value by hierarchy level as of June 30, 2010 and December 31, 2009.

	June 30, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,490	$—	$8,490
Residential mortgage-backed securities — agencies	—	187,650	—	187,650
Other asset-backed securities	—	—	20,754	20,754
Forward contracts	—	349	—	349

Total financial assets	$—	$196,489	$20,754	$217,243

	December 31, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$26,951	$26,951
Available-for-sale investments (substantially restricted):
United States government agencies	—	7,715	—	7,715
Residential mortgage-backed securities — agencies	—	268,830	—	268,830
Other asset-backed securities	—	—	22,088	22,088
Forward contracts	—	5,332	—	5,332

Total financial assets	$—	$281,877	$49,039	$330,916

The tables below provide a roll-forward for the three and six months ended June 30, 2010 and 2009 of the financial assets classified in Level 3, which are measured at fair value on a recurring basis.

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$—	$23,833	$23,833	$26,951	$22,088	$49,039
Realized gains	—	—	—	2,449	—	2,449
Realized losses	—	—	—	—	—	—
Principal paydowns	—	(2,204)	(2,204)	(29,400)	(3,113)	(32,513)
Other-than-temporary impairments	—	(277)	(277)	—	(334)	(334)
Unrealized gains — instruments still held at the reporting date	—	1,263	1,263	—	4,314	4,314
Unrealized losses — instruments still held at the reporting date	—	(1,861)	(1,861)	—	(2,201)	(2,201)

Ending balance	$—	$20,754	$20,754	$—	$20,754	$20,754

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$50,127	$25,254	$75,381	$47,990	$29,528	$77,518
Principal paydowns	(14,826)	(161)	(14,987)	(14,826)	(297)	(15,123)
Other-than-temporary impairments	—	(848)	(848)	—	(2,929)	(2,929)
Unrealized gains — instruments still held at the reporting date	6,798	—	6,798	10,580	—	10,580
Unrealized losses — instruments still held at the reporting date	(4,790)	(1,540)	(6,330)	(6,435)	(3,597)	(10,032)

Ending balance	$37,309	$22,705	$60,014	$37,309	$22,705	$60,014

Note 5 — Investment Portfolio
Components of the Company’s investment portfolio are as follows:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Cash	$996,368	$1,243,060
Money markets	1,494,858	1,933,764
Deposits	1,000,921	600,000

Cash and cash equivalents (substantially restricted)	3,492,147	3,776,824
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	216,894	298,633

Total investment portfolio	$3,709,041	$4,102,408

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities, time deposits and certificates of deposit. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of time deposits and certificates of deposits with maturities of less than one year or open-ended maturity dates, and are issued from financial institutions that are rated AA as of the date of this filing.

Trading Investments and Related Put Options (substantially restricted) — At December 31, 2009, the Company had one trading investment with a fair value of $11.8 million on a par value of $29.4 million, and a related put option with a fair value of $15.2 million. The trading investment was called at par in February 2010, resulting in a $2.4 million gain recorded in “Net securities (losses) gains,” net of the reversal of the related put option.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at June 30, 2010:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$179,750	$7,989	$(89)	$187,650	$105.01
Other asset-backed securities	12,909	7,845	—	20,754	3.70
United States government agencies	7,060	1,430	—	8,490	94.34

Total	$199,719	$17,264	$(89)	$216,894	$29.00

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

At June 30, 2010 and December 31, 2009, approximately 90 percent and 93 percent, respectively, of the available-for-sale portfolio is invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.04 per dollar of par at June 30, 2010.
Gains and Losses and Other-Than-Temporary Impairments — At June 30, 2010 and December 31, 2009, net unrealized gains of $17.2 million and $16.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During each of the three and six month periods ended June 30, 2010, losses of $0.3 million, and during the three and six months ended June 30, 2009, losses of $0.9 million and $2.9 million, respectively, were reclassified from “Accumulated other comprehensive loss” to net income (loss) in connection with other-than-temporary impairments and realized losses recognized during the period. Net securities (losses) gains were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Gross realized losses from available-for-sale investments	$—	$(2)	$—	$(2)
Other-than-temporary impairments from available-for-sale investments	(277)	(848)	(334)	(2,929)
Net unrealized gains from trading investments and related put options	—	2,008	—	4,145
Realized gains from trading investments and related put options	—	3,075	2,449	3,075

Net securities (losses) gains	$(277)	$4,233	$2,115	$4,289

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating from either Moody’s or S&P for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2010 and December 31, 2009 consisted of the following ratings:

	June 30, 2010			December 31, 2009
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	31	$195,793	90%	34	$276,215	92%
A	—	—	0%	1	415	0%
BBB	1	1,406	1%	1	1,842	1%
Below investment grade	67	19,695	9%	69	20,161	7%

Total	99	$216,894	100%	105	$298,633	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, there would be no change to investments rated A or better.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$7,060	$8,490	$6,854	$7,715
Mortgage-backed and other asset-backed securities	192,659	208,404	275,269	290,918

Total	$199,719	$216,894	$282,123	$298,633

Note 6 —Goodwill
Following is a roll forward of the Company’s goodwill, which is all related to the Global Funds Transfer segment:

Total
(Amounts in thousands)	Goodwill

Balance as of December 31, 2009	$425,630
Goodwill acquired	3,061

Balance as of June 30, 2010	$428,691

The addition of goodwill relates to the acquisition of Blue Dolphin in the first quarter of 2010. See Note 3 — Acquisitions for further information on the acquisition.
Note 7 — Derivative Financial Instruments
The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income (Loss) reflects losses of $2.1 million and $4.4 million for the three and six months ended June 30, 2010, respectively, and losses of $1.1 million and $4.7 million for the three and six months ended June 30, 2009, respectively. These losses reflect changes in foreign exchange rates on foreign-denominated receivables and payables, and are net of gains of $5.9 million and $10.1 million from the related forward contracts for the three and six months ended June 30, 2010, respectively, and losses of $8.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company had $71.3 million and $59.4 million, respectively, of outstanding notional amounts relating to its forward contracts.
At June 30, 2010 and December 31, 2009, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	June 30,	December 31,	June 30,	December 31,
(Amounts in thousands)	Location	2010	2009	2010	2009

Forward contracts	Other assets	$361	$5,361	$12	$29

Historically, the Company entered into foreign currency forward contracts with 12 month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. All cash flow hedges matured in 2009. The Company recognized a gain of $0.7 million and $2.4 million for the three and six months ended June 30, 2009 in the “Fee and other revenue” line of the Consolidated Statements of Income (Loss) upon the final settlement of these cash flow hedges.

The Company’s Series B Stock contains a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a 1 percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment. The fair value of the change of control redemption option was de minimus as of June 30, 2010 and December 31, 2009.
Note 8 — Debt
Following is a summary of the Company’s outstanding debt as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	140,584	7.25%	196,791	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$740,584		$796,791

Senior Facility — The Company may elect an interest rate for the senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2010 and 2009, the Company elected the United States prime bank rate as its interest basis. During the second quarter of 2010, the Company made two optional repayments totaling $60.0 million of its Tranche B loan. As of June 30, 2010, the Company has $235.0 million of availability under the revolving credit facility, net of $15.0 million of outstanding letters of credit. Amortization of the debt discount on Tranche B of $3.1 million and $3.8 million during the three and six months ended June 30, 2010, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2009, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization of the debt discount for the three and six months ended June 30, 2010 includes a pro-rata write-off of $2.4 million as a result of the Tranche B prepayment. At June 30, 2010 the outstanding debt principal balance and unamortized discount balance are $746.3 million and $5.7 million, respectively.
Second Lien Notes — Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent for the second lien notes. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through June 30, 2010, and anticipates that it will continue to pay the interest on the Notes for the foreseeable future.
Debt Covenants — At June 30, 2010, the Company is in compliance with its financial covenants.
Deferred Financing Costs — Amortization of deferred financing costs of $2.8 million and $4.5 million during the three and six months ended June 30, 2010, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2009, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization of the deferred financing costs for the three and six months ended June 30, 2010 includes a pro-rata write-off of $1.1 million as a result of the Tranche B prepayment.
Interest Paid in Cash — The Company paid $21.3 million and $43.0 million of interest for the three and six months ended June 30, 2010, respectively, and $24.0 million and $48.5 million for the three and six months ended June 30, 2009, respectively.
Maturities — At June 30, 2010, debt totaling $246.3 million will mature in 2013.
Note 9 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Service cost	$—	$223	$—	$446
Interest cost	2,969	3,165	5,938	6,330
Expected return on plan assets	(2,166)	(2,351)	(4,332)	(4,702)
Amortization of prior service cost	21	87	42	174
Recognized net actuarial loss	1,196	944	2,391	1,888

Net periodic benefit expense	$2,020	$2,068	$4,039	$4,136

Benefits paid through the defined benefit pension plan were $3.1 million and $6.2 million for the three and six months ended June 30, 2010, respectively, and $3.1 million and $6.3 million for the three and six months ended June 30, 2009, respectively. No contributions were made to the defined benefit pension plan during the six months ended June 30, 2010 and 2009. Benefits paid through, and contributions made to, the combined SERPs were $1.3 million and $2.4 million for the three and six months ended June 30, 2010, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2009, respectively.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.2 million ($0.7 million, net of tax) and $2.4 million ($1.5 million, net of tax) for the three and six months ended June 30, 2010, respectively, and $0.9 million ($0.6 million, net of tax) and $1.9 million ($1.2 million, net of tax) for the three and six months ended June 30, 2009, respectively. The prior service costs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal for the defined benefit pension plan and combined SERPs for the three and six months ended June 30, 2010 and 2009.
Net periodic expense for the Company’s defined benefit postretirement plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Service cost	$—	$143	$—	$286
Interest cost	63	209	127	418
Amortization of prior service credits	—	(88)	—	(176)
Recognized net actuarial loss	4	—	7	—

Net periodic benefit expense	$67	$264	$134	$528

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and $0.1 million for each of the three and six months ended June 30, 2009.
The net loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” were nominal for the three and six months ended June 30, 2010 and 2009.
Contribution expense for the 401(k) defined contribution plan was $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively, compared to $0.8 million and $1.8 million for the three and six months ended June 30, 2009, respectively. The Company made a discretionary profit sharing contribution of $2.0 million to the 401(k) defined contribution plan in the six months ended June 30, 2009; no such contribution was made in 2010.
Deferred Compensation Plans — During the second quarter of 2010, the Company’s Board of Directors approved changes to the Company’s deferred compensation plans for management and non-employee directors. Deferrals under the deferred compensation plan for management are frozen effective April 1, 2010. The deferred compensation plan for directors was terminated and all account balances will be fully distributed as soon as practicable following May 1, 2011.
Note 10 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to the Company’s Participating Convertible Preferred Stock during the six months ended June 30, 2010:

(Amounts in thousands)	B Stock	B-1 Stock	Series B Stock

Balance at December 31, 2009	$539,084	$325,244	$864,328
Dividends accrued	38,720	21,316	60,036
Accretion	4,119	705	4,824

Balance at June 30, 2010	$581,923	$347,265	$929,188

Note 11 — Stockholders’ Deficit
Common Stock — Following is a summary of common stock issued and outstanding:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Common shares issued	88,556	88,556
Treasury stock	(5,228)	(6,041)

Common shares outstanding	83,328	82,515

Treasury Stock — Following is a summary of treasury stock share activity during the six months ended June 30, 2010:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2009	6,041
Exercise of stock options and release of restricted stock, net of shares surrendered for withholding taxes	(813)

Balance at June 30, 2010	5,228

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Net unrealized gains on securities classified as available-for-sale	$17,175	$16,510
Cumulative foreign currency translation adjustments	730	4,962
Prior service cost for pension and postretirement benefits, net of tax	(197)	(223)
Unrealized losses on pension and postretirement benefits, net of tax	(55,285)	(56,920)

Accumulated other comprehensive loss	$(37,577)	$(35,671)

Note 12 — Stock-Based Compensation
The Company’s 2005 Omnibus Incentive Plan allows for the issuance under all awards of 47,000,000 shares of common stock. As of June 30, 2010, the Company has remaining authorization to issue awards of up to 10,472,540 shares of common stock.
Stock Options — Pursuant to the terms of options granted in 2010, 50 percent of the options become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2010 have a term of 10 years. These terms are consistent with options granted in 2009.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. Given the minimal stock option exercise activity by grantees and volatility of the Company’s stock price, the Company used the simplified method to estimate the expected term of the awards, which represents the period of time that options are expected to be outstanding, The Company used historical information to estimate the forfeiture rate, which represents the number of options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2010 options.

Expected dividend yield	0.0%
Expected volatility	73.6% - 74.8%
Risk-free interest rate	2.4% - 3.3%
Expected life	5.3-6.5 years
Weighted-average grant-date fair value per option	$2.20
Following is a summary of stock option activity for 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2009	38,145,414	$3.35
Granted	9,000,000	3.07
Exercised	(806,250)	1.88
Forfeited/Expired	(9,358,267)	2.78

Options outstanding at June 30, 2010	36,980,897	$3.46	8.85 years	$7,148

Vested or expected to vest at June 30, 2010	36,627,397	$3.47	8.86 years	$7,119

Options exercisable at June 30, 2010	10,110,899	$5.85	7.70 years	$2,576

As of June 30, 2010, the Company’s outstanding stock options had unrecognized compensation expense of $41.9 million and a remaining weighted-average vesting period of 1.48 years. The Company recorded compensation expense related to stock options of $6.0 million and $12.8 million for the three and six months ended June 30, 2010, respectively, and $1.7 million and $1.6 million for the three and six months ended June 30, 2009, respectively.
Restricted Stock Units — In May 2010, the Company granted an aggregate 223,888 of restricted stock units to the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock. The restricted stock units were valued at the quoted market price of the Company’s common stock on the date of grant and are being expensed to the “Compensation and benefits” line in the Consolidated Statements of Income (Loss) using the straight-line method over the vesting period. Compensation expense related to restricted stock units was $0.1 million in each of the three and six months ended June 30, 2010.
Note 13 — Income Taxes
For the three months ended June 30, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $9.1 million, resulting in an effective income tax rate of 24.4 percent. For the six months ended June 30, 2010, the Company had $4.4 million of income tax expense on pre-tax income of $22.1 million, resulting in an effective income tax rate of 20.1 percent. The effective income tax rate for the three and six months ended June 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual. The Company paid $0.5 million and $0.8 million, of federal and state income taxes for the three and six months ended June 30, 2010, respectively.
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
For the three and six months ended June 30, 2010, the Company recognized $0.1 million and $0.2 million, respectively, in interest and penalties for unrecognized tax benefits, compared to $0.2 million for both the three and six months ended June 30, 2009. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income (Loss). As of June 30, 2010 and December 31, 2009, the Company had a liability of $1.8 million and $1.7 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the quarter ended June 30, 2010, the IRS completed its examination of our consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing $687.0 million of deductions taken in the 2007 tax return. The Company disagrees with the RAR regarding the net securities losses, and has filed a protest letter and requested a conference with the IRS Appeals Office. As of June 30, 2010, the Company has recognized a benefit of approximately $95.0 million relating to its net securities losses.

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
Federal Securities Class Actions — As previously disclosed, on March 9, 2010, the Company and certain of its present and former officers and directors entered into a Settlement Agreement, subject to final approval of the court, to settle a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The settlement provides for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. At a hearing on June 18, 2010, the Court issued a final order and judgment approving the settlement. The settlement became effective on July 26, 2010, when the time to appeal the Court’s final order and judgment expired without any appeal having been filed. The Company paid $20.0 million into an escrow account in March 2010 and the insurance carrier paid $60.0 million in April 2010, resulting in full settlement of the Company’s liability in this matter.
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russel L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit. The settlement was paid subsequent to the end of the second quarter of 2010 and thus, the Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 reflect a $1.3 million liability in the “Accounts payable and other liabilities” line, with a $1.0 million corresponding receivable from the insurance carriers in the “Other assets” line.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions are scheduled for hearing before the Court on October 22, 2010.

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action.
Minimum Commission Guarantees — In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and actual commissions earned by the agent. As of June 30, 2010, the liability for minimum commission guarantees was $1.8 million, and the maximum amount that could be paid under the minimum commission guarantees was $4.0 million over a weighted-average remaining term of 1.7 years.
Note 15 — Earnings per Common Share
Following are the weighted-average potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Shares related to stock options	35,814	13,015	35,506	9,835
Shares related to restricted stock	—	21	2	42
Shares related to preferred stock	405,763	358,771	405,763	358,771
Note 16 — Recent Accounting Pronouncements
In June 2009, the FASB issued guidance that amends previously issued derecognition guidance for financial transfers of assets, eliminates the exemption from consolidation for qualifying SPEs and amends the consolidation guidance applicable to variable interest entities. This guidance is effective for any financial transfers completed by the Company after January 1, 2010, and for consolidated financial statements prepared subsequent to December 31, 2009. The Company adopted the guidance effective January 1, 2010 with no material impact to its Consolidated Financial Statements.
In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively, the “Act”) was signed into law. The Company has evaluated the impact of the Act and has made the appropriate adjustments with no material impact to its Consolidated Financial Statements.

Note 17 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 29.7 percent and 28.8 percent of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Revenue
Global Funds Transfer:
Money transfer	$222,617	$219,348	$445,448	$427,528
Bill payment	31,039	32,124	64,902	68,371

Total Global Funds Transfer	253,656	251,472	510,350	495,899
Financial Paper Products:
Money order	17,666	20,148	35,570	37,905
Official check	11,487	11,256	21,986	24,110

Total Financial Paper Products	29,153	31,404	57,556	62,015
Other	811	8,305	4,610	13,158

Total revenue	$283,620	$291,181	$572,516	$571,072

Segment operating income:
Global Funds Transfer	$30,882	$7,545	$58,663	$44,437
Financial Paper Products	11,573	10,126	20,477	17,406
Other	(555)	(1,149)	(1,074)	(1,399)

Total segment operating income	41,900	16,522	78,066	60,444

Net securities (losses) gains	(277)	4,233	2,115	4,289
Interest expense	(27,440)	(26,649)	(51,847)	(53,689)
Other unallocated expenses	(5,122)	2,304	(6,226)	(2,230)

Income (loss) before income taxes	$9,061	$(3,590)	$22,108	$8,814

Depreciation and amortization:
Global Funds Transfer	$9,132	$9,159	$18,944	$20,549
Financial Paper Products	2,744	5,490	5,434	8,112
Other	—	313	9	663

Total depreciation and amortization	$11,876	$14,962	$24,387	$29,324

Capital expenditures:
Global Funds Transfer	$8,618	$5,211	$14,425	$11,334
Financial Paper Products	2,621	3,614	3,731	4,170
Other	—	—	—	—

Total capital expenditures	$11,239	$8,825	$18,156	$15,504

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

United States	$194,857	$201,649	$397,494	$401,100
International	88,763	89,532	175,022	169,972

Total revenue	$283,620	$291,181	$572,516	$571,072

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
Executive Management Changes — In April 2010, the Company named Nigel Lee as Executive Vice President of the Company’s Europe, Middle East, Africa and Asia Pacific region. In July 2010, the Company named James E. Shields as Executive Vice President and Chief Financial Officer.
Table 1 — Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue:
Fee and other revenue	$277,644	$278,493	(0)%	$558,510	$546,637	2%
Investment revenue	6,253	8,455	(26)%	11,891	20,146	(41)%
Net securities (losses) gains	(277)	4,233	NM	2,115	4,289	NM

Total revenue	283,620	291,181	(3)%	572,516	571,072	0%

Fee and other commissions expense	120,248	121,764	(1)%	242,658	240,308	1%
Investment commissions expense	216	354	(39)%	420	753	(44)%

Total commissions expense	120,464	122,118	(1)%	243,078	241,061	1%

Net revenue	163,156	169,063	(3)%	329,438	330,011	(0)%

Expenses:
Compensation and benefits	55,225	47,639	16%	112,787	99,271	14%
Transaction and operations support	48,579	71,166	(32)%	96,165	115,650	(17)%
Occupancy, equipment and supplies	10,975	12,237	(10)%	22,144	23,263	(5)%
Interest expense	27,440	26,649	3%	51,847	53,689	(3)%
Depreciation and amortization	11,876	14,962	(21)%	24,387	29,324	(17)%

Total expenses	154,095	172,653	(11)%	307,330	321,197	(4)%

Income (loss) before income taxes	9,061	(3,590)	352%	22,108	8,814	151%
Income tax expense (benefit)	2,213	(273)	NM	4,448	290	NM

Net income (loss)	$6,848	$(3,317)	306%	$17,660	$8,524	107%

NM = Not meaningful
Following is a summary of our operating results in the second quarter of 2010:
•	Total fee and other revenue decreased $0.8 million to $277.6 million in the second quarter of 2010, reflecting lower average money transfer fees per transaction from the introduction of a $50 price band in the United States and a lower euro exchange rate, significantly offset by money transfer transaction volume growth of 7 percent and corridor mix. See further discussion of fee and other revenue under Table 2 — Fee and Other Revenue and Commissions Expense.

•	Investment revenue decreased $2.2 million, or 26 percent, in the second quarter of 2010 due to lower yields earned on our investment portfolio and a decline in average investable balances.

•	We recorded net securities losses of $0.3 million in the second quarter of 2010 from other-than-temporary impairments on asset-backed securities. This is compared to $4.2 million of net securities gains in the second quarter of 2009 from a realized gain from the call of a trading investment and a $2.0 million net unrealized gain from trading securities and related put option partially offset by other-than-temporary impairments on asset-backed securities.

•	Total commissions expense decreased $1.7 million, or 1 percent, in the second quarter of 2010, primarily due to a decline in the euro exchange rate and lower signing bonus amortization and average commission rates, partially offset by higher money transfer volume.

•	Interest expense increased 3 percent to $27.4 million in the second quarter of 2010 from $26.6 million in 2009, reflecting a pro rata write-off of deferred debt financing costs and debt discount in connection with the $60.0 million of debt prepayments in the second quarter of 2010, significantly offset by lower outstanding debt balances.

•	Total expenses decreased $18.6 million, or 11 percent, in the second quarter of 2010 compared to 2009. Expenses in 2009 include a $12.0 million accrual related to a settlement with the Federal Trade Commission, a $9.0 million provision for loss from the closure of an agent and a $3.8 million goodwill impairment charge. Depreciation and amortization expense decreased $3.1 million, while stock-based compensation increased $4.2 million. Expenses in 2010 include a $1.5 million impairment charge related to the July 2010 sale of a corporate aircraft and $1.9 million of costs associated with restructuring initiatives implemented in the second quarter of 2010.

•	In the second quarter of 2010, we had $2.2 million of income tax expense on pre-tax income of $9.1 million, primarily reflecting the reversal of book-to-tax differences.

•	The decline in the euro exchange rate (net of hedging activities) decreased total revenue by $6.1 million, commissions expense by $2.5 million and operating expenses by $2.1 million, for a net decrease to our income before income taxes of $1.5 million.
Table 2 — Fee and Other Revenue and Commissions Expense

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change

Fee and other revenue	$277,644	$278,493	(0)%	$558,510	$546,637	2%
Fee and other commissions expense	120,248	121,764	(1)%	242,658	240,308	1%
Fee and other commissions expense as a % of fee and other revenue	43.3%	43.7%		43.4%	44.0%
Fee and other revenue consists of fees on money transfer, bill payment, money order and official check transactions. For the three months ended June 30, 2010, fee and other revenue decreased $0.8 million from 2009 due primarily to a $1.1 million decline in bill payment from lower average fee per transaction due to industry mix, a $0.5 million decline in the Financial Paper Products segment from lower volumes and $2.6 million of incremental fee and other revenue in 2009 related to discontinued businesses and products, substantially offset by a net $3.4 million, or 2 percent, increase in money transfer revenue. Money transfer volume growth of 7 percent drove $15.3 million of incremental revenue, while changes in corridor mix generated $0.9 million of incremental revenue. Lower average money transfer fees decreased fee and other revenue by $6.8 million from the introduction of the $50 price band in the United States, while the lower euro exchange rate, net of hedging activities, decreased fee and other revenue by $6.1 million. The $50 price band introduced in late March and April allows consumers to send $50 of principal for a $5 fee at most locations, or for $4.75 at a Walmart location. See Table 6 – Global Funds Transfer Segment and Table 7 – Financial Paper Products Segment for further information regarding fee and other revenue.
For the six months ended June 30, 2010, fee and other revenue increased $11.9 million, or 2 percent, from 2009 due primarily to a net $17.9 million increase in money transfer and a $2.7 million increase in the Financial Paper Products segment from our repricing initiatives, partially offset by a $3.5 million decline in bill payment from lower average fee per transaction due to industry mix and $5.3 million of incremental fee and other revenue in 2009 related to discontinued businesses and products. Money transfer volume growth of 7 percent drove $27.8 million of incremental revenue. Lower average money transfer fees decreased fee and other revenue by $6.8 million from the introduction of the $50 price band in the United States, while the lower euro exchange rate, net of hedging activities, decreased fee and other revenue by $3.7 million. See Table 6 – Global Funds Transfer Segment and Table 7 – Financial Paper Products Segment for further information regarding fee and other revenue.
Fee and other commissions expense consists primarily of fees paid to our third-party agents for the money transfer and bill payment services. Fee and other commissions expense for the three months ended June 30, 2010 decreased $1.5 million, or 1 percent, compared to 2009 from the decline in the lower euro exchange rate, lower signing bonus amortization and average commission rates, significantly offset by $4.1 million of incremental fee commissions from money transfer transaction volume growth. The lower euro exchange rate reduced fee commissions expense by $2.2 million. Agent signing bonus amortization decreased $1.5 million as certain historical signing bonuses were fully amortized or written off in the prior year. Lower average commission rates for money transfer reduced fee commissions expense $0.9 million. In addition, other commissions expense for money order products and other products declined $0.8 million, while bill payment fee commissions were flat compared to the prior year.
Fee and other commissions expense for the six months ended June 30, 2010 increased $2.4 million, or 1 percent, compared to 2009 from $10.0 million of incremental fee commissions from money transfer transaction volume growth, partially offset by lower signing bonus amortization and average commissions rates and the decline in the euro exchange rate. Agent signing bonus amortization decreased $2.7 million as certain historical signing bonuses were fully amortized or written off in the prior year. Lower average commission rates for money transfer reduced fee commissions expense by $2.0 million, while the lower euro exchange rate reduced fee commissions expense by $0.6 million. In addition, other commissions expense for money order products and other products declined $1.9 million, while bill payment fee commissions decreased $0.8 million compared to the prior year.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Investment revenue	$6,253	$8,455	(26)%	$11,891	$20,146	(41)%
Investment commissions expense	(216)	(354)	39%	(420)	(753)	44%

Net investment revenue	$6,037	$8,101	(25)%	$11,471	$19,393	(41)%

Average balances:
Cash equivalents and investments	$3,786,255	$4,251,978	(11)%	$3,854,371	$4,322,589	(11)%
Payment service obligations (1)	$2,733,840	$3,061,485	(11)%	$2,759,624	$3,089,243	(11)%

Average yields earned and rates paid (2):
Investment yield	0.66%	0.80%		0.62%	0.94%
Investment commission rate	0.03%	0.05%		0.03%	0.05%
Net investment margin	0.64%	0.76%		0.60%	0.90%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(2)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $2.2 million, or 26 percent, and $8.3 million, or 41 percent, in the three and six months ended June 30, 2010, respectively, compared to 2009 due to lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods. For the three and six months ended June 30, 2010, lower yields decreased revenue $1.2 million and $6.1 million, respectively, while lower average investable balances decreased revenue $1.0 million and $2.2 million, respectively.
Investment commissions expense includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices. Investment commissions expense decreased $0.1 million, or 39 percent, and $0.3 million, or 44 percent, in the three and six months ended June 30, 2010, respectively, compared to 2009 reflecting the lower federal funds rate and lower average investable balances. Consistent with 2009, the federal funds rate was so low during the six months ended June 30, 2010 that most of our financial institution customers continue to be in a “negative” commission position, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount.
As a result of the factors discussed above, net investment revenue decreased $2.1 million, or 25 percent, and $7.9 million, or 41 percent, for the three and six months ended June 30, 2010, respectively, while the net investment margin decreased 0.12 percentage points and 0.30 percentage points for the three and six months ended June 30, 2010, respectively.
Table 4 — Net Securities (Losses) Gains

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Gross realized losses from available-for-sale investments	$—	$(2)	$—	$(2)
Other-than-temporary impairments from available-for-sale investments	(277)	(848)	(334)	(2,929)
Net unrealized gains from trading investments and related put options	—	2,008	—	4,145
Realized gains from trading investments and related put options	—	3,075	2,449	3,075

Net securities (losses) gains	$(277)	$4,233	$2,115	$4,289

We recorded other-than-temporary impairments on our asset-backed securities of $0.3 million in the three and six months ended June 30, 2010. The six months ended June 30, 2010 also reflects a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option. Net securities gains for the three and six months ended June 30, 2009 reflect a net unrealized gain from trading investments and related put options of $2.0 million and $4.1 million, respectively. In addition, the call of a trading investment resulted in a $3.1 million realized gain in the three and six months ended June 30, 2009. Other-than-temporary impairments on our other asset-backed securities were $0.8 million and $2.9 million for the three and six months ended June 30, 2009, respectively.
Expenses
The following discussion relates to operating expenses, excluding commissions expense, as presented in Table 1 — Results of Operations.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. For the three months ended June 30, 2010, compensation and benefits increased $7.6 million, or 16 percent, from 2009, primarily due to higher stock-based compensation expense, severance expense and costs associated with restructuring initiatives implemented in the second quarter of 2010. Stock-based compensation expense increased $4.2 million, net of forfeitures, during the three months ended June 30, 2010 primarily due to grants awarded during 2010 and the second half of 2009. Restructuring initiatives implemented in the second quarter of 2010 generated $1.6 million of severance expense during the three months ended June 30, 2010. In addition, compensation and benefits increased by $2.2 million as 2009 included a benefit from the reversal of a severance accrual that the Company was no longer obligated to pay. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased compensation and benefits expense by $0.9 million for the three months ended June 30, 2010.
For the six months ended June 30, 2010, compensation and benefits increased $13.5 million, or 14 percent, from 2009, primarily from higher stock-based and incentive compensation expense. Stock-based compensation expense increased $10.9 million, net of forfeitures, during the six months ended June 30, 2010 primarily due to grants awarded in 2010 and the second half of 2009. Incentive compensation increased $2.2 million from the anticipated achievement of a higher performance level, partially offset by lower sales incentives accruals. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased compensation and benefits expense by $0.2 million for the six months ended June 30, 2010.
Transaction and operations support — Transaction and operations support includes marketing, professional fees and other outside service costs, telecommunications and agent forms related to our products. Transaction and operations support for the three months ended June 30, 2010 decreased $22.6 million, or 32 percent, from 2009. Expenses in 2009 included a $12.0 million accrual related to a settlement with the Federal Trade Commission, a $9.0 million provision for loss from the closure of an agent and a $3.8 million goodwill impairment charge. During the three months ended June 30, 2010, the Company recognized a $1.5 million impairment charge related to the July 2010 sale of a corporate aircraft. In addition, the impact of foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, generated $1.1 million of incremental expense in 2010, while agent location growth generated $0.7 million of incremental marketing costs. Restructuring initiatives implemented in the second quarter of 2010 generated $0.3 million of relocation expense for the three months ended June 30, 2010. The timing of legal matters decreased expenses in 2010 by $1.3 million. In addition, cost savings initiatives resulted in a $0.9 million decrease in our telecommunication costs and agent forms and supplies. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased transactions and operations support by $0.9 million for the three months ended June 30, 2010.
Transaction and operations support for the six months ended June 30, 2010 decreased $19.5 million, or 17 percent, from 2009, primarily reflecting the items discussed above. The impact of foreign exchange rate movements on our foreign denominated assets and liabilities, net of hedging activities, reduced expense by $0.3 million, while agent location growth generated $2.4 million of incremental marketing costs. The timing of legal matters drove incremental expense of $1.3 million, while additional licensing fees, primarily in the United Kingdom, resulted in incremental expense of $1.9 million. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased transactions and operations support by $0.4 million for the six months ended June 30, 2010.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies decreased $1.3 million, or 10 percent, and $1.1 million, or 5 percent, for the three and six months ended June 30, 2010, due to controlled spending and the timing of the roll-out of new agents and locations, partially offset by costs incurred to support the growth of the business. As reflected in the amount discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased occupancy, equipment and supplies $0.2 million for the three months ended June 30, 2010, with no impact to the six months ended June 30, 2010.
Interest expense — Interest expense increased 3 percent to $27.4 million in the three months ended June 30, 2010 from $26.6 million in the three months ended June 30, 2009, reflecting a pro rata write-off of deferred debt financing costs and debt discount in connection with $60 million of debt prepayments in the second quarter of 2010, significantly offset by lower outstanding debt balances. For the six months ended June 30, 2010, interest expense decreased $1.8 million, or 3 percent, from 2009 due to lower outstanding debt balances, partially offset by the write-off of deferred financing costs and debt discount discussed above.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization decreased $3.1 million, or 21 percent, and $4.9 million, or 17 percent, for the three and six months ended June 30, 2010, respectively, from 2009, primarily from lower depreciation expense on point of sale equipment, signs, computer hardware and other equipment, as well as amortization of capitalized software. As reflected in the amount discussed above, the decrease in the euro exchange rate, net of hedging activities, decreased depreciation and amortization $0.2 million for the three months ended June 30, 2010, with no impact to the six months ended June 30, 2010.
We are undergoing a system transformation to re-engineer select core business processes, which we expect to implement in the third quarter of 2010. Future depreciation and amortization will increase as a result of the investment in our infrastructure.
Income taxes — For the three months ended June 30, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $9.1 million, resulting in an effective income tax rate of 24.4 percent. For the six months ended June 30, 2010, the Company had $4.4 million of income tax expense on pre-tax income of $22.1 million, resulting in an effective income tax rate of 20.1 percent. The effective income tax rate for the three and six months ended June 30, 2010, primarily reflects the reversal of book-to-tax differences, including a litigation accrual.
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
Acquisitions
Acquisition activity is set forth in Note 3 — Acquisitions and Disposals of the Notes to the Consolidated Financial Statements.
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
We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period. Net securities (losses) gains are not allocated to the segments as the investment portfolio is managed at a consolidated level. Forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment.
Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to our credit agreements, items related to our preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, certain legal and corporate costs not related to the performance of the segments and restructuring and reorganization costs.

Table 5 — Segment Information

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Operating income:
Global Funds Transfer	$30,882	$7,545	$23,337	$58,663	$44,437	$14,226
Financial Paper Products	11,573	10,126	1,447	20,477	17,406	3,071
Other	(555)	(1,149)	594	(1,074)	(1,399)	325

Total segment operating income	41,900	16,522	25,378	78,066	60,444	17,622
Net securities (losses) gains	(277)	4,233	(4,510)	2,115	4,289	(2,174)
Interest expense	(27,440)	(26,649)	(791)	(51,847)	(53,689)	1,842
Other unallocated expenses	(5,122)	2,304	(7,426)	(6,226)	(2,230)	(3,996)

Income (loss) before income taxes	$9,061	$(3,590)	$12,651	$22,108	$8,814	$13,294

Table 6 — Global Funds Transfer Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Money transfer revenue:
Fee and other revenue	$222,598	$219,241	2%	$445,330	$427,419	4%
Investment revenue	19	107	NM	118	109	NM

Total money transfer revenue	222,617	219,348	1%	445,448	427,528	4%

Bill payment revenue:
Fee and other revenue	31,018	32,121	(3)%	64,857	68,364	(5)%
Investment revenue	21	3	NM	45	7	NM

Total bill payment revenue	31,039	32,124	(3)%	64,902	68,371	(5)%

Total Global Funds Transfer revenue:
Fee and other revenue	253,616	251,362	1%	510,187	495,783	3%
Investment revenue	40	110	NM	163	116	NM

Total Global Funds Transfer revenue	253,656	251,472	1%	510,350	495,899	3%

Commissions expense	119,138	119,834	(1)%	240,295	236,075	2%

Net revenue	$134,518	$131,638	2%	$270,055	$259,824	4%

Operating income	$30,882	$7,545	309%	$58,663	$44,437	32%
Operating margin	12.2%	3.0%		11.5%	9.0%

NM = Not meaningful
Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For the three and six months ended June 30, 2010, total Global Funds Transfer segment revenue increased $2.2 million, or 1 percent, and $14.5 million, or 3 percent, respectively, driven by money transfer volume growth, partially offset by a decline in total bill payment revenue. The following discussion reflects activity for the three and six months ended June 30, 2010 as compared to the same periods in 2009.
Money transfer fee and other revenue increased $3.4 million, or 2 percent, and $17.9 million, or 4 percent, for the three and six months ended June 30, 2010, respectively. Money transfer transaction volume growth of 7 percent generated incremental revenue of $15.3 million and $27.8 million for the three and six months ended June 30, 2010, respectively. Changes in corridor mix resulted in $0.9 million of incremental revenue from higher average fees for the three months ended June 30, 2010. The introduction of a $50 price band in the United States resulted in a $6.8 million decrease in fee and other revenue for both periods from lower average fees. The $50 price band introduced in late March and April 2010 allows consumers to send $50 within the United States for $5 at most locations, or for $4.75 at Walmart locations.

We anticipate revenue growth to be lower than transaction growth through the first quarter of 2011 due to lower average fees resulting from the $50 price band category. We continue to evaluate the price-volume dynamic and will continue to make further changes in our pricing as appropriate as we expect the competitive environment to remain high. The lower euro exchange rate, net of hedging activities, decreased fee and other revenue by $6.1 million and $3.7 million for the three and six months ended June 30, 2010, respectively.
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. The following discussion reflects activity for the three and six months ended June 30, 2010, compared to 2009. Money transfer transactions originating outside of the United States increased 12 percent from the prior year for both periods. Excluding Spain, transactions originating outside of the United States increased 16 percent from the prior year for both periods. Transactions originating in the United States, excluding transactions sent to Mexico, increased 7 percent and 6 percent for each period, respectively, due primarily to intra-United States remittances. Transactions sent to Mexico declined 4 percent and 8 percent for each period, respectively, reflecting the impact of the United States recession on our consumers. Mexico represented approximately 9 percent of our total transactions for both periods in 2010, compared to 10 percent for both periods in 2009.
The money transfer agent base expanded 13 percent to approximately 203,000 locations in 2010, primarily due to expansion in international markets. At June 30, 2010, the Americas (defined as the United States, Canada, Mexico and Latin America (including the Caribbean)) had 68,000 locations, with 39,500 locations in North America and 28,500 locations in Latin America (including 12,900 locations in Mexico). At June 30, 2010, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had 135,000 locations, with 40,000 locations in Western Europe, 30,400 locations in the Indian subcontinent, 28,300 locations in Eastern Europe, 22,200 locations in Asia Pacific, 10,500 locations in Africa and 3,600 locations in the Middle East.
Bill payment revenue for the three and six months ended June 30, 2010 decreased $1.1 million, or 3 percent, and $3.5 million, or 5 percent, respectively. A change in industry mix resulted in lower average fees, for a $1.3 million and $3.5 million decrease in revenue for the three and six months ended June 30, 2010, respectively. A slight increase in volume in the three months ended June 30, 2010 generated incremental revenue of $0.2 million.
Commissions expense in the Global Funds Transfer segment consists primarily of fees paid to our third-party agents for money transfer and bill payment services, including the amortization of capitalized agent signing bonuses. Commissions expense in the Global Funds Transfer segment decreased $0.7 million, or 1 percent, for the three months ended June 30, 2010, and increased $4.2 million, or 2 percent, for the six months ended June 30, 2010. Money transfer volume growth generated incremental fee commissions of $4.1 million and $10.0 million for the three and six months ended June 30, 2010, respectively. The decline in the euro exchange rate reduced fee commissions expense by $2.2 million and $0.6 million for the three and six months ended June 30, 2010, respectively. Agent signing bonus amortization decreased $1.2 million and $2.0 million for the three and six months ended June 30, 2010, respectively, as certain historical signing bonuses were fully amortized or written off in the prior year. Lower average money transfer commission rates reduced fee commissions expense by $0.9 million and $2.0 million for the three and six months ended June 30, 2010, respectively. While bill payment fee commissions were flat for the three months ended June 30, 2010, they decreased $0.8 million for the six months ended June 30, 2010.
Operating margin in the Global Funds Transfer segment increased to 12.2 percent and 11.5 percent for the three and six months ended June 30, 2010, respectively, from 3.0 percent and 9.0 percent for the same periods in 2009. The lower margins in 2009 reflect a $12.0 million accrual related to a settlement with the Federal Trade Commission and a $9.0 million provision for loss from the closure of an agent.

Table 7 — Financial Paper Products Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Money order revenue:
Fee and other revenue	$16,501	$18,763	(12)%	$33,348	$34,612	(4)%
Investment revenue	1,165	1,385	(16)%	2,222	3,293	(33)%

Total money order revenue	17,666	20,148	(12)%	35,570	37,905	(6)%

Official check revenue:
Fee and other revenue	6,871	5,095	35%	13,362	9,394	42%
Investment revenue	4,616	6,161	(25)%	8,624	14,716	(41)%

Total official check revenue	11,487	11,256	2%	21,986	24,110	(9)%

Total Financial Paper Products revenue:
Fee and other revenue	23,372	23,858	(2)%	46,710	44,006	6%
Investment revenue	5,781	7,546	(23)%	10,846	18,009	(40)%

Total Financial Paper Products revenue	29,153	31,404	(7)%	57,556	62,015	(7)%

Commissions expense	1,032	1,840	(44)%	2,138	3,930	(46)%

Net revenue	$28,121	$29,564	(5)%	$55,418	$58,085	(5)%

Operating income	$11,573	$10,126	14%	$20,477	$17,406	18%
Operating margin	39.7%	32.2%		35.6%	28.1%
Revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. For the three and six months ended June 30, 2010, total Financial Paper Products segment revenue decreased $2.3 million, or 7 percent, and $4.5 million, or 7 percent, respectively. Lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods resulted in a $1.8 million and $7.2 million decrease in allocated investment revenue for the three and six months ended June 30, 2010, respectively. See Table 3 — Net Investment Revenue Analysis for further information. Our repricing initiatives in our official check business generated incremental revenue of $1.8 million and $4.0 million for the three and six months ended June 30, 2010, respectively, from the prior year.
During the three and six months ended June 30, 2010, money order fee and other revenue declined $2.3 million and $1.3 million, respectively, as volumes declined 15 percent and 18 percent, respectively. Money order volume declines are consistent with 2009 and are attributed to the anticipated attrition of agents from repricing initiatives, consumer pricing increases as agents pass along fee increases, the continued migration to other payment methods and the general economic environment.
Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of capitalized signing bonuses. Commissions expense decreased $0.8 million, or 44 percent, and $1.8 million, or 46 percent, for the three and six months ended June 30, 2010, respectively, as compared to 2009. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense. Lower agent rebates from our repricing initiatives and lower signing bonus amortization resulted in a $0.7 million and $1.4 million decrease in money order commissions expense for the three and six months ended June 30, 2010, respectively. Agent signing bonus amortization decreased $0.3 million and $0.7 million in the three and six months ended June 30, 2010, respectively, as certain historical signing bonuses were fully amortized or written off in the prior year.
The operating margin for the three and six months ended June 30, 2010 increased to 39.7 percent and 35.6 percent, respectively, from 32.2 percent and 28.1 percent, respectively, for the same periods in 2009, reflecting lower commissions and operating expenses.

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
Table 8 — Assets in Excess of Payment Service Obligations

	June 30,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,492,147	$3,776,824
Receivables, net (substantially restricted)	1,047,768	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	216,894	298,633

	4,756,809	5,156,789
Payment service obligations	(4,472,692)	(4,843,454)

Assets in excess of payment service obligations	$284,117	$313,335

Cash and Cash Equivalents — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents at financial institutions rated Aa3 or better by Moody’s and AA- or better by S&P and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of June 30, 2010, cash and cash equivalents totaled $3.5 billion, representing 94 percent of our total investment portfolio. Cash equivalents consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.
Credit Facilities — Our credit facilities consist of a senior facility that includes senior notes and a revolving credit facility and second lien notes. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. In the second quarter of 2010, we repaid a total of $60.0 million on our senior facility. Combined with the debt repayments we made in 2009, we have repaid $246.9 million of our outstanding debt since January 1, 2009, and continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $235.0 million of borrowing capacity as of June 30, 2010, net of $15.0 million of outstanding letters of credit.
Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all financial covenants as of June 30, 2010.
The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders, subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three and six months ended June 30, 2010 and we do not anticipate declaring any dividends on our common stock during 2010.
Credit Ratings — As of June 30, 2010, our credit ratings from Moody’s, Standard & Poors and Fitch were B1, B+ and B+, respectively, with a stable outlook assigned by Moody’s and Fitch and a negative outlook assigned by Standard & Poors. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of June 30, 2010. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.
Investment Portfolio — Our investment portfolio includes $216.9 million of available-for-sale investments as of June 30, 2010. United States government agency residential mortgage-backed securities and United States government agency debentures compose $196.1 million of our available-for-sale investments, while other asset-backed securities compose the remaining $20.8 million. In completing our recapitalization in 2008, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact its liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,314,121	$84,668	$410,165	$132,500	$686,788
Operating leases	43,538	12,139	22,846	8,154	399
Other obligations	384	384	—	—	—

Total contractual cash obligations	$1,358,043	$97,191	$433,011	$140,654	$687,187

Debt consists of amounts outstanding under our senior facility and the second lien notes at June 30, 2010, as disclosed in Note 8 — Debt , as well as related interest payments, facility fees and annual commitment fees. Included in our Consolidated Balance Sheet at June 30, 2010 is $740.6 million of debt, net of unamortized discounts of $5.7 million, and $0.3 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on June 30, 2010, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. In the second quarter of 2010, we repaid a total of $60.0 million on our senior facility. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 9, as the timing and/or amount of payments are difficult to estimate.
The Company’s Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of June 30, 2010, we have accrued dividends of $246.9 million in our Consolidated Balance Sheets, as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We were not required to, and did not make, a contribution to the funded pension plan during 2009. We anticipate a minimum contribution of $3.0 million to the pension plan trust in 2010. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2010, we paid benefits totaling $1.4 million and $2.9 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.5 million for the remainder of 2010. Expected contributions and benefit payments under these plans are not included in the above table as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.
As of June 30, 2010, the liability for unrecognized tax benefits was $12.3 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2010, the minimum commission guarantees had a maximum payment of $4.0 million over a weighted-average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of June 30, 2010, the liability for minimum commission guarantees was $1.8 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows From Operating Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Net income (loss)	$6,848	$(3,317)	$17,660	$8,524
Total adjustments to reconcile net income (loss)	25,263	55,376	30,710	85,889

Net cash provided by operating activities before changes in payment service assets and obligations	32,111	52,059	48,370	94,413

Change in cash and cash equivalents (substantially restricted)	186,352	(68,903)	284,677	103,696
Change in trading investments and related put options, net (substantially restricted)	—	17,900	29,400	17,900
Change in receivables, net (substantially restricted)	(88,859)	7,265	95	151,290
Change in payment service obligations	(100,154)	12,774	(370,826)	(358,058)

Net change in payment service assets and obligations	(2,661)	(30,964)	(56,654)	(85,172)

Net cash provided by (used in) operating activities	$29,450	$21,095	$(8,284)	$9,241

Operating activities provided net cash of $29.5 million during the three months ended June 30, 2010. Cash generated from our operations was primarily used to pay $21.3 million of interest and $60.0 million of principal on our debt, $1.4 million of signing bonuses, $9.2 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $39.2 million from the maturity of available-for-sale investments, which was reinvested in cash equivalents. Operating activities provided net cash of $21.1 million during the three months ended June 30, 2009. Cash generated from our operations was primarily used to pay $24.0 million of interest and $70.6 million of principal on our debt. These expenditures were offset by proceeds of $58.7 million from the maturity of available-for-sale investments and $17.9 million from a trading security that was called, all of which were reinvested in cash equivalents.
Operating activities used net cash of $8.3 million during the six months ended June 30, 2010. Cash generated from our operations was primarily used to pay $43.0 million of interest and $60.0 million of principal on our debt, $12.9 million of signing bonuses, $15.5 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $82.6 million from the maturity of available-for-sale investments and $29.4 million from a trading security that was called, all of which was reinvested in cash equivalents. Operating activities provided net cash of $9.2 million during the six months ended June 30, 2009. Cash generated from our operations was primarily used to pay $48.5 million of interest and $71.3 million of principal on our debt, $11.9 million in signing bonuses to agents and normal operating expenditures. These expenditures were offset by proceeds of $81.5 million from the maturity of available-for-sale investments and $17.9 million from a trading security that was called, all of which was reinvested in cash and cash equivalents. We received a $43.5 million federal income tax refund during the first quarter of 2009.
Table 11 — Cash Flows From Investing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Net investment activity	$39,249	$58,678	$82,572	$81,538
Purchases of property and equipment	(9,152)	(9,148)	(15,476)	(16,319)
Cash paid for acquisitions, net of cash acquired	11	—	(330)	(3,210)

Net cash provided by investing activities	$30,108	$49,530	$66,766	$62,009

Investing activities provided cash of $30.1 million and $66.8 million during the three and six months ended June 30, 2010, respectively, primarily from proceeds of $39.2 million and $82.6 million, respectively, from the maturity of available-for-sale investments, partially offset by $9.2 million and $15.5 million, respectively, of capital expenditures. In February 2010, we paid $0.3 million for the acquisition of Blue Dolphin. Investing activities provided cash of $49.5 million and $62.0 million during the three and six months ended June 30, 2009, respectively, primarily from proceeds from the normal maturity of available-for-sale investments of $58.7 million and $81.5 million, respectively, partially offset by $9.1 million and $16.3 million, respectively, of capital expenditures. We paid $3.2 million in February 2009 in connection with the acquisition of Raphael’s Bank.

Table 12 — Cash Flows From Financing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2010	2009	2010	2009

Proceeds from exercise of stock options	$442	$—	$1,518	$—
Payments on debt	(60,000)	(625)	(60,000)	(1,250)
Payments on revolving credit facility	—	(70,000)	—	(70,000)

Net cash used in financing activities	$(59,558)	$(70,625)	$(58,482)	$(71,250)

For the three and six months ended June 30, 2010, financing activities provided $0.4 million and $1.5 million, respectively, of cash from the exercise of stock options, and used $60.0 million of cash for the prepayments of Tranche B of our senior facility. For the three and six months ended June 30, 2009, financing activities used cash of $70.6 million and $71.3 million, respectively, for payments made on our senior facility.
Regulatory
One of our largest investors is The Goldman Sachs Group, Inc. through various affiliates (“Goldman Sachs”), which became a “bank holding company” and a “financial holding company” under the federal Bank Holding Company Act of 1956 (the “BHC Act”) after investing in MoneyGram. We understand that the Board of Governors of the Federal Reserve System or its delegees (the “Federal Reserve”) deems the Company to be a controlled subsidiary of Goldman Sachs for purposes of the BHC Act as a result of Goldman Sachs’ investment. Companies that are deemed to be subsidiaries of companies subject to the BHC Act are subject to reporting to, and supervision and regular examination by, the Federal Reserve.
Bank holding companies may engage in the business of banking, as well as activities that are so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. A bank holding company that is, and all of whose depository institution subsidiaries are, “well-capitalized,” “well-managed” and meet certain other conditions may elect to become a “financial holding company.” Financial holding companies may engage, directly or indirectly, in activities that are financial in nature or incidental to financial activities, or that are complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Goldman Sachs is a financial holding company.
We believe our current businesses are permissible activities for subsidiaries of bank holding companies and financial holding companies. We do not expect the limitations on the nonbank activities of bank or financial holding companies to limit our current business activities. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in in the future. In addition, the new Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the regulations required to be enacted to implement that Act, and other laws or regulations that may be adopted in the future, could adversely affect us and the scope of our activities, whether or not we are a subsidiary of a bank holding company or a financial holding company. These new laws and regulations could also affect the way various of our counterparties are generally required to do business with their customers, which may affect us.
We continue to discuss alternatives with Goldman Sachs and our respective advisers in an effort to address being deemed a holding company subsidiary under the BHC Act. We believe that the ultimate result will depend upon a number of factors, including the Federal Reserve’s consideration of the requirements for us to be deemed no longer “controlled” by Goldman Sachs for BHC Act purposes, market conditions, Goldman Sachs’ investment considerations, and the potential regulatory effects of the BHC Act and the Dodd-Frank Act. These considerations may change from time to time, and we can provide no assurance as to the timing or terms of any potential resolution of these “control” issues under the BHC Act.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2010. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the investors at the closing of our recapitalization in 2008, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.
•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, including the recently enacted Dodd-Frank Wall Street Reform Act and Consumer Protection Act and the regulations to be developed thereunder, or changes in laws, regulations or other industry practices and standards, could have an adverse effect on our results of operations, or change our relationships with our customers, investors and other stakeholders.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control restrictions could cause contravention of United States law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. If we are deemed to be a subsidiary of a bank holding company, our ability to engage in other businesses may be limited to those permissible for a bank holding company.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the criteria for listing on the New York Stock Exchange.

•	Other Factors. Additional risk factors as may be described in our other filings with the SEC from time to time.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.
Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Upcoming Changes in Systems — The Company is undergoing a large system transformation which will re-engineer select core business processes, particularly those related to our partner set-up, settlement and servicing. This transformation will provide the Company with a platform to leverage its infrastructure to enable and drive profitable and sustainable growth, increase operational efficiency and automate controls and compliance. The transformation will benefit the money transfer, bill payment and money order products. The Company expects to implement this new system in the third quarter of 2010.

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
Federal Securities Class Actions — As previously disclosed, on March 9, 2010, the Company and certain of its present and former officers and directors entered into a Settlement Agreement, subject to final approval of the court, to settle a consolidated class action case in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The settlement provides for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. At a hearing on June 18, 2010, the Court issued a final order and judgment approving the settlement. The settlement became effective on July 26, 2010, when the time to appeal the Court’s final order and judgment expired without any appeal having been filed. The Company paid $20.0 million into an escrow account in March 2010 and the insurance carrier paid $60.0 million in April 2010, resulting in full settlement of the Company’s liability in this matter.
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russel L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions are scheduled for hearing before the Court on October 22, 2010.
California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action.

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For further information, refer to Part I, Item IA, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The following risk factor replaces and supersedes, in its entirety, the risk factor regarding the BHC Act in our Annual Report on Form 10-K for the year ended December 31, 2009.
As a deemed subsidiary of a holding company regulated under the BHC Act, we are subject to supervision, regulation and regular examination by the Federal Reserve.
The Federal Reserve supervises and regulates all bank holding companies and financial holding companies, along with their subsidiaries. The new Dodd-Frank Act requires regular examinations of subsidiaries of bank and financial holding companies and their subsidiaries in the same manner as if they were depository institutions. As a subsidiary of a holding company regulated under the BHC Act, we are required to provide information and reports for use by the Federal Reserve under the BHC Act. The Dodd-Frank Act also increases the regulation and supervision of large bank and financial holding companies, such as Goldman Sachs, and their subsidiaries, which may adversely affect us as a deemed subsidiary of Goldman Sachs.
The following are new risk factors in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Changes in laws and regulations could adversely affect us.
The Dodd-Frank Act, as well as the regulations required by that Act, and other laws or regulations that may be adopted in the future, could adversely affect us and the scope of our activities, and could adversely affect our operations, results of operations and financial condition, whether or not we are a subsidiary of a bank holding company or a financial holding company.
The recent Dodd-Frank Act increases the regulation of financial services companies generally, including non-bank financial companies supervised by the Federal Reserve.
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, changes among the bank regulatory agencies, and the ability to conduct business with holding company affiliates. Many of the provisions of the Dodd-Frank Act require studies and regulations. The Dodd-Frank Act requires enforcement by various governmental agencies, including the new Bureau of Consumer Protection (the “Bureau”). The new legislation and implementing regulations may increase our costs of compliance, and may require changes in the way we conduct business. We cannot predict the effects of this broad legislation or the regulations to be adopted pursuant to the Dodd-Frank Act.
We expect to be subject to various provisions of the Consumer Financial Protection Act of 2010 adopted as part of the Dodd-Frank Act, which will result in a new regulator with new and expanded compliance requirements, which is likely to increase our costs.
The Dodd-Frank Act establishes the Bureau, which will affect our business, even if we are not deemed a subsidiary of a bank or financial holding company. Money transmitters such as the Company will be required to provide additional consumer information and disclosures. The Bureau is charged with studying and drafting standards to address existing prices and fees at locations where our services are offered and adopt error resolution standards. The Bureau and the regulations it will adopt are likely to necessitate operational changes and additional costs, but we cannot predict its effects upon us or our business at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2010, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
August 9, 2010	By:	/s/ JAMES E. SHIELDS
James E. Shields
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.1	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 14, 2010).

10.2	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 14, 2010).

10.3	Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 14, 2010).

10.4	Compromise Agreement, dated April 21, 2010, between MoneyGram International Ltd. and John Hempsey (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on April 26, 2010).

10.5	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).

10.6	Letter Agreement, by and between the Company and Jean C. Benson, dated June 3, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on June 9, 2010).

*10.7	Letter Agreement, by and between MoneyGram International, Inc. and James E. Shields, effective as of July 13, 2010.

*10.8	Severance Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 13, 2010.

*10.9	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 21, 2010.

*10.10	Summary of Non-Employee Director Compensation Arrangements, effective May 26, 2010.

*10.11	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

Exhibit
Number	Description
*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.