Form 10-Q
period 2010-09-30
MONEYGRAM INTERNATIONAL INC
filed 2010-11-05
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Harwood St., 15th Floor
Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 999-7552
(Registrant’s telephone number, including area code)
1550 Utica Avenue South, Suite 100, Minneapolis, Minnesota 55416
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
As of November 2, 2010, 83,370,522 shares of Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
(Amounts in thousands, except share data)	2010	2009

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	3,292,518	3,776,824
Receivables, net (substantially restricted)	1,081,521	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	189,133	298,633
Property and equipment	113,844	127,972
Intangible assets	6,708	7,680
Goodwill	428,691	425,630
Other assets	151,554	211,592

Total assets	$5,263,969	$5,929,663

LIABILITIES
Payment service obligations	$4,272,734	$4,843,454
Debt	712,161	796,791
Pension and other postretirement benefits	114,816	118,444
Accounts payable and other liabilities	128,083	189,659

Total liabilities	5,227,794	5,948,348

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 760,000 shares authorized, 495,000 shares issued and outstanding	604,731	539,084
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	359,030	325,244

Total mezzanine equity	963,761	864,328

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	—
Retained loss	(753,253)	(694,914)
Unearned employee benefits	—	(8)
Accumulated other comprehensive loss	(30,117)	(35,671)
Treasury stock: 5,185,555 and 6,040,958 shares at September 30, 2010 and December 31, 2009, respectively	(145,102)	(153,306)

Total stockholders’ deficit	(927,586)	(883,013)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,263,969	$5,929,663

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2010	2009	2010	2009

REVENUE
Fee and other revenue	$288,494	$294,863	$847,004	$841,500
Investment revenue	4,393	6,849	16,284	26,995
Net securities gains	—	2,738	2,115	7,027

Total revenue	292,887	304,450	865,403	875,522

Fee and other commissions expense	127,003	128,352	369,661	368,660
Investment commissions expense	181	375	601	1,128

Total commissions expense	127,184	128,727	370,262	369,788

Net revenue	165,703	175,723	495,141	505,734

EXPENSES
Compensation and benefits	56,220	58,963	169,007	158,234
Transaction and operations support	46,984	82,573	143,149	198,223
Occupancy, equipment and supplies	12,528	12,254	34,672	35,517
Interest expense	24,689	26,127	76,536	79,816
Depreciation and amortization	11,497	14,510	35,884	43,834

Total expenses	151,918	194,427	459,248	515,624

Income (loss) before income taxes	13,785	(18,704)	35,893	(9,890)
Income tax expense (benefit)	3,800	(400)	8,248	(110)

NET INCOME (LOSS)	$9,985	$(18,304)	$27,645	$(9,780)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.60)	$(0.86)	$(1.19)

Net loss available to common stockholders:
Net income (loss) as reported	$9,985	$(18,304)	$27,645	$(9,780)
Accrued preferred stock dividends	(31,981)	(28,277)	(92,017)	(81,111)
Accretion recognized on preferred stock	(2,592)	(2,580)	(7,416)	(7,621)

Net loss available to common stockholders	$(24,588)	$(49,161)	$(71,788)	$(98,512)

Weighted-average outstanding common shares	83,336	82,505	83,081	82,497

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009

NET INCOME (LOSS)	$9,985	$(18,304)	$27,645	$(9,780)
OTHER COMPREHENSIVE INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period	3,284	368	3,613	3,461
Reclassification adjustment for net realized losses included in net income (loss)	—	757	334	3,688

	3,284	1,125	3,947	7,149

Net unrealized losses on derivative financial instruments:
Net holding losses arising during the period, net of tax benefit of $478 for the nine months ended September 30, 2009	—	—	—	(780)

	—	—	—	(780)

Pension and postretirement benefit plans:
Reclassification of prior service costs recorded to net income (loss), net of tax benefit of $8 and $455 for the three months ended September 30, 2010 and 2009, respectively, and $24 and $454 for the nine months ended September 30, 2010 and 2009, respectively	13	742	39	741
Reclassification of net actuarial loss recorded to net income (loss), net of tax benefit of $456 and $359 for the three months ended September 30, 2010 and 2009, respectively, and $1,458 and $1,077 for the nine months ended September 30, 2010 and 2009, respectively	744	585	2,379	1,756
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $2,097 and $485 for the three months ended September 30, 2010 and 2009, respectively, and $(497) and $316 for the nine months ended September 30, 2010 and 2009, respectively	3,421	792	(811)	516

Other comprehensive income	7,462	3,244	5,554	9,382

COMPREHENSIVE INCOME (LOSS)	$17,447	$(15,060)	$33,199	$(398)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,985	$(18,304)	$27,645	$(9,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,497	14,510	35,884	43,834
Investment impairment charges	—	757	334	3,686
Net realized gain on investments	—	(2,395)	(2,449)	(7,555)
Valuation gains on put options related to trading investments	—	(1,100)	—	(3,158)
Provision for deferred income taxes	—	—	102	305
Net amortization of investment premiums and discounts	22	211	171	639
Impairment of goodwill	—	—	—	3,758
Impairment of assets	284	8,409	1,986	8,409
Signing bonus amortization	7,361	7,330	21,733	24,413
Amortization of debt discount and deferred financing costs	3,713	2,550	12,009	7,496
Provision for uncollectible receivables	2,388	2,693	6,285	17,900
Non-cash compensation and pension expense	9,249	8,921	27,125	15,375
Other non-cash items, net	455	1,746	(24)	4,765
Changes in foreign currency translation adjustments	3,421	791	(811)	515
Change in other assets	(6,877)	4,169	(26,547)	(10,134)
Change in accounts payable and other liabilities	(58)	25,560	(13,633)	49,793

Total adjustments	31,455	74,152	62,165	160,041
Change in cash and cash equivalents (substantially restricted)	199,629	97,580	484,306	201,276
Change in trading investments and related put options (substantially restricted)	—	15,000	29,400	32,900
Change in receivables, net (substantially restricted)	(36,141)	136,758	(36,046)	288,048
Change in payment service obligations	(199,958)	(304,651)	(570,784)	(662,709)

Net cash provided by (used in) operating activities	4,970	535	(3,314)	9,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale	30,744	32,419	113,316	113,957
Purchases of property and equipment	(13,349)	(6,829)	(28,825)	(23,148)
Proceeds from disposal of property and equipment	7,537	—	7,537	—
Cash paid for acquisitions, net of cash acquired	—	—	(330)	(3,210)
Proceeds from disposal of a business	—	4,500	—	4,500

Net cash provided by investing activities	24,932	30,090	91,698	92,099

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	98	—	1,616	—
Payments on debt	(30,000)	(625)	(90,000)	(1,875)
Payments on revolving credit facility	—	(30,000)	—	(100,000)

Net cash used in financing activities	(29,902)	(30,625)	(88,384)	(101,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2009	$886	$—	$(694,914)	$(8)	$(35,671)	$(153,306)	$(883,013)
Net income			27,645				27,645
Accrued dividends on preferred stock		(11,878)	(80,139)				(92,017)
Accretion on preferred stock		(7,416)					(7,416)
Employee benefit plans		19,294	(5,845)	8		8,204	21,661
Net unrealized gain on available-for-sale securities					3,947		3,947
Amortization of prior service cost for pension and postretirement benefits, net of tax					39		39
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,379		2,379
Unrealized foreign currency translation adjustment					(811)		(811)

September 30, 2010	$886	$—	$(753,253)	$—	$(30,117)	$(145,102)	$(927,586)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Assets in Excess of Payment Service Obligations
The following table shows the amount of assets in excess of payment service obligations at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,292,518	$3,776,824
Receivables, net (substantially restricted)	1,081,521	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	189,133	298,633

	4,563,172	5,156,789
Payment service obligations	(4,272,734)	(4,843,454)

Assets in excess of payment service obligations	$290,438	$313,335

The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2010 and December 31, 2009.
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
The preliminary purchase price allocation includes $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The purchase price allocation is preliminary pending the completion of the valuation of deferred taxes and certain other liabilities. The Company incurred $0.1 million of transaction costs related to this acquisition in the nine months ended September 30, 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of Blue Dolphin subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).
Other Disposals — During the third quarter of 2010, the Company completed the sale of its corporate airplane with net proceeds of $7.5 million. The Company recognized a $1.5 million impairment in connection with the sale in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss) during the nine months ended September 30, 2010.
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
Other Financial Instruments — Other financial instruments consisted of put options related to trading investments. The fair value of the put options related to trading investments was estimated using the expected cash flows from the instruments through their assumed exercise date. These cash flows were discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its debt. The discounted cash flows of the put options were then reduced by the estimated fair value of the trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options was remeasured each period, with the change in fair value recognized in earnings.
Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of September 30, 2010, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $95.1 million and $141.7 million, respectively. As of September 30, 2010, the fair value of the Company’s second lien notes is estimated at $504.5 million. See Note 8 — Debt for more information on the Company’s debt.
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
The Company has a forward contract financial liability of $3.1 million recorded at fair value as of September 30, 2010 and no financial liabilities recorded at fair value as of December 31, 2009. Following are the Company’s financial assets recorded at fair value by hierarchy level as of September 30, 2010 and December 31, 2009.

	September 30, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,581	$—	$8,581
Residential mortgage-backed securities — agencies	—	156,353	—	156,353
Other asset-backed securities	—	—	24,199	24,199

Total financial assets	$—	$164,934	$24,199	$189,133

	December 31, 2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$26,951	$26,951
Available-for-sale investments (substantially restricted):
United States government agencies	—	7,715	—	7,715
Residential mortgage-backed securities — agencies	—	268,830	—	268,830
Other asset-backed securities	—	—	22,088	22,088
Forward contracts	—	5,332	—	5,332

Total financial assets	$—	$281,877	$49,039	$330,916

The tables below provide a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$—	$20,754	$20,754	$26,951	$22,088	$49,039
Realized gains	—	—	—	2,449	—	2,449
Principal paydowns	—	(282)	(282)	(29,400)	(3,395)	(32,795)
Other-than-temporary impairments	—	—	—	—	(334)	(334)
Unrealized gains — instruments still held at the reporting date	—	4,561	4,561	—	8,875	8,875
Unrealized losses — instruments still held at the reporting date	—	(834)	(834)	—	(3,035)	(3,035)

Ending balance	$—	$24,199	$24,199	$—	$24,199	$24,199

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$37,309	$22,705	$60,014	$47,990	$29,528	$77,518
Principal paydowns	(12,605)	(66)	(12,671)	(25,344)	(363)	(25,707)
Other-than-temporary impairments	—	(757)	(757)	—	(3,686)	(3,686)
Unrealized gains — instruments still held at the reporting date	1,100	—	1,100	3,158	—	3,158
Unrealized losses — instruments still held at the reporting date	—	(993)	(993)	—	(4,590)	(4,590)

Ending balance	$25,804	$20,889	$46,693	$25,804	$20,889	$46,693

Note 5 — Investment Portfolio
Components of the Company’s investment portfolio are as follows:

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Cash	$1,117,598	$1,243,060
Money markets	1,673,485	1,933,764
Deposits	501,435	600,000

Cash and cash equivalents (substantially restricted)	3,292,518	3,776,824
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	189,133	298,633

Total investment portfolio	$3,481,651	$4,102,408

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities, time deposits and certificates of deposit. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in seven funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of time deposits and certificates of deposits with maturities of less than one year, and are issued from financial institutions that are rated AA as of the date of this filing.

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
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at September 30, 2010:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$149,159	$7,293	$(99)	$156,353	$105.47
Other asset-backed securities	12,351	11,848	—	24,199	4.68
United States government agencies	7,166	1,415	—	8,581	95.34

Total	$168,676	$20,556	$(99)	$189,133	$28.04

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

At September 30, 2010 and December 31, 2009, approximately 87 percent and 93 percent, respectively, of the available-for-sale portfolio is invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.05 per dollar of par at September 30, 2010.
Gains and Losses and Other-Than-Temporary Impairments — At September 30, 2010 and December 31, 2009, net unrealized gains of $20.5 million and $16.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” Losses of $0.3 million during the nine months ended September 30, 2010 and losses of $0.8 million and $3.7 million during the three and nine months ended September 30, 2009, respectively, were reclassified from “Accumulated other comprehensive loss” to net income (loss) in connection with other-than-temporary impairments and realized losses recognized during the period. No gains or losses were recognized during the three months ended September 30, 2010. Net securities gains were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Realized losses from available-for-sale investments	$—	$—	$—	$(2)
Other-than-temporary impairments from available-for-sale investments	—	(757)	(334)	(3,686)
Valuation gains on put options related to trading investments	—	1,100	—	3,158
Realized gains from trading investments and related put options	—	2,395	2,449	7,557

Net securities gains	$—	$2,738	$2,115	$7,027

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2010 and December 31, 2009 consisted of the following ratings:

	September 30, 2010			December 31, 2009
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	28	$164,564	87%	34	$276,215	92%
A	—	—	—	1	415	—
BBB	—	—	—	1	1,842	1%
Below investment grade	65	24,569	13%	69	20,161	7%

Total	93	$189,133	100%	105	$298,633	100%

Had the Company used the lowest rating from either Moody’s or S&P in the information presented above, there would be no change to investments rated A or better.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2010 and December 31, 2009, by contractual maturity are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$7,166	$8,581	$6,854	$7,715
Mortgage-backed and other asset-backed securities	161,510	180,552	275,269	290,918

Total	$168,676	$189,133	$282,123	$298,633

Note 6 — Goodwill
Following is a roll forward of the Company’s goodwill, which is all related to the Global Funds Transfer segment:

Total
(Amounts in thousands)	Goodwill

Balance as of December 31, 2009	$425,630
Goodwill acquired	3,061

Balance as of September 30, 2010	$428,691

The addition of goodwill relates to the acquisition of Blue Dolphin in the first quarter of 2010. See Note 3 — Acquisitions and Disposals for further information on the acquisition.
Note 7 — Derivative Financial Instruments
The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income (Loss) reflects a gain of $0.1 million and a loss of $4.3 million for the three and nine months ended September 30, 2010, respectively, and a gain of $0.1 million and a loss of $4.6 million for the three and nine months ended September 30, 2009, respectively. These gains and losses reflect changes in foreign currency exchange rates on foreign-denominated receivables and payables, and are net of losses of $11.5 million and $1.3 million from the related forward contracts for the three and nine months ended September 30, 2010, respectively, and losses of $3.6 million and $6.0 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had $140.2 million and $59.4 million, respectively, of outstanding notional amounts relating to its forward contracts.

At September 30, 2010 and December 31, 2009, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	September 30,	December 31,	September 30,	December 31,
(Amounts in thousands)	Location	2010	2009	2010	2009

Forward contracts	Other assets	$529	$5,361	$3,620	$29

Historically, the Company entered into foreign currency forward contracts with 12 month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. All cash flow hedges matured in 2009. The Company recognized a gain of $2.4 million for the nine months ended September 30, 2009 in the “Fee and other revenue” line of the Consolidated Statements of Income (Loss) upon the final settlement of these cash flow hedges.
The Company’s Series B Participating Convertible Preferred Stock (“Series B Stock”) contains a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a 1 percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment. The fair value of the change of control redemption option was de minimus as of September 30, 2010 and December 31, 2009.
Note 8 — Debt
Following is a summary of the Company’s outstanding debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	112,161	7.25%	196,791	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$712,161		$796,791

Senior Facility — The Company may elect an interest rate for the senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2010 and 2009, the Company elected the United States prime bank rate as its interest basis. During the three and nine months ended September 30, 2010, the Company made optional repayments of $30.0 million and $90.0 million, respectively, on its Tranche B loan. Amortization of the debt discount on Tranche B of $1.6 million and $5.4 million during the three and nine months ended September 30, 2010, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization of the debt discount for the three and nine months ended September 30, 2010 includes a pro-rata write-off of $1.1 million and $3.5 million, respectively, as a result of the Tranche B prepayments. At September 30, 2010 the senior facility outstanding debt principal balance and unamortized discount balance are $216.3 million and $4.1 million, respectively. As of September 30, 2010, the Company has $241.7 million of availability under the revolving credit facility, net of $8.3 million of outstanding letters of credit.
Second Lien Notes — Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent for the second lien notes. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through September 30, 2010, and anticipates that it will continue to pay the interest on the notes for the foreseeable future.
Debt Covenants — At September 30, 2010, the Company is in compliance with its covenants.
Deferred Financing Costs — Amortization of deferred financing costs of $2.1 million and $6.6 million during the three and nine months ended September 30, 2010, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization of the deferred financing costs for the three and nine months ended September 30, 2010 includes a pro-rata write-off of $0.5 million and $1.6 million, respectively, as a result of the Tranche B prepayments.
Interest Paid in Cash — The Company paid $20.7 million and $63.6 million of interest for the three and nine months ended September 30, 2010, respectively, and $23.4 million and $71.8 million for the three and nine months ended September 30, 2009, respectively.
Maturities — At September 30, 2010, debt totaling $216.3 million will mature in 2013.

Note 9 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Service cost	$—	$223	$—	$671
Interest cost	2,969	3,165	8,907	9,494
Expected return on plan assets	(2,166)	(2,351)	(6,498)	(7,052)
Amortization of prior service cost	21	1,287	63	1,460
Recognized net actuarial loss	1,196	944	3,587	2,833

Net periodic benefit expense	$2,020	$3,268	$6,059	$7,406

Benefits paid through the defined benefit pension plan were $3.0 million and $9.2 million for the three and nine months ended September 30, 2010, respectively, and $3.1 million and $9.3 million for the three and nine months ended September 30, 2009, respectively. The Company made contributions of $1.3 million and $2.2 million to the defined benefit pension plan during the three and nine months ended September 30, 2010, respectively. No contributions were made to the defined benefit pension plan during the three and nine months ended September 30, 2009. Benefits paid through, and contributions made to, the combined SERPs were $1.0 million and $3.4 million for the three and nine months ended September 30, 2010, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2009, respectively.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.2 million ($0.7 million, net of tax) and $3.6 million ($2.2 million, net of tax) for the three and nine months ended September 30, 2010, respectively, and $0.9 million ($0.6 million, net of tax) and $2.8 million ($1.8 million, net of tax) for the three and nine months ended September 30, 2009, respectively. The prior service costs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal for the defined benefit pension plan and combined SERPs for the three and nine months ended September 30, 2010 and was $1.3 million ($0.8 million, net of tax) and $1.5 million ($0.9 million, net of tax) for the three and nine months ended September 30, 2009, respectively.
Net periodic benefit expense for the Company’s defined benefit postretirement plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Service cost	$—	$143	$—	$429
Interest cost	63	209	190	628
Amortization of prior service credits	—	(88)	—	(264)
Recognized net actuarial loss	4	—	11	—

Net periodic benefit expense	$67	$264	$201	$793

Benefits paid through, and contributions made to, the defined benefit postretirement plans were $0.1 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2009, respectively.
The net loss for the defined benefit postretirement plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal for the three and nine months ended September 30, 2010. There was no prior service cost (credit) for the defined benefit postretirement plans for 2010. The prior service credit for the defined benefit postretirement plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $0.1 million (less than $0.1 million, net of tax) and $0.3 million ($0.2 million, net of tax) for the three and nine months ended September 30, 2009, respectively. There was no net loss for the defined benefit postretirement plans for 2009.
Contribution expense for the 401(k) defined contribution plan was $0.9 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2009, respectively. The Company made a discretionary profit sharing contribution of $2.0 million to the 401(k) defined contribution plan in the nine months ended September 30, 2009; no contribution was made in 2010.
Deferred Compensation Plans — During the second quarter of 2010, the Company’s Board of Directors approved changes to the Company’s deferred compensation plans for management and non-employee directors. Deferrals under the deferred compensation plan for management were frozen effective April 1, 2010. The deferred compensation plan for directors was terminated and all account balances will be fully distributed as soon as practicable following May 1, 2011.

Note 10 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to the Company’s Participating Convertible Preferred Stock during the nine months ended September 30, 2010:

			Series
(Amounts in thousands)	B Stock	B-1 Stock	B Stock

Balance at December 31, 2009	$539,084	$325,244	$864,328
Dividends accrued	59,347	32,670	92,017
Accretion	6,300	1,116	7,416

Balance at September 30, 2010	$604,731	$359,030	$963,761

Note 11 — Stockholders’ Deficit
Common Stock — Following is a summary of common stock issued and outstanding:

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Common shares issued	88,556	88,556
Treasury stock	(5,186)	(6,041)

Common shares outstanding	83,370	82,515

Treasury Stock — Following is a summary of treasury stock share activity during the nine months ended September 30, 2010:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2009	6,041
Exercise of stock options and release of restricted stock, net of shares surrendered for withholding taxes	(855)

Balance at September 30, 2010	5,186

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Net unrealized gains on securities classified as available-for-sale	$20,457	$16,510
Cumulative foreign currency translation adjustments	4,151	4,962
Prior service cost for pension and postretirement benefits, net of tax	(184)	(223)
Unrealized losses on pension and postretirement benefits, net of tax	(54,541)	(56,920)

Accumulated other comprehensive loss	$(30,117)	$(35,671)

Note 12 — Stock-Based Compensation
The Company’s 2005 Omnibus Incentive Plan allows for the issuance under all awards of 47,000,000 shares of common stock. As of September 30, 2010, the Company has remaining authorization to issue awards of up to 7,753,207 shares of common stock.
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
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. Given the minimal stock option exercise activity by grantees and volatility of the Company’s stock price, the Company used the simplified method to estimate the expected term of the awards, which represents the period of time that options are expected to be outstanding, The Company used historical information to estimate the forfeiture rate, which represents the number of options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity that could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2010 options.

Expected dividend yield	0.0%
Expected volatility	73.5% - 74.8%
Risk-free interest rate	1.8% - 3.3%
Expected life	6.2-6.5 years
Weighted-average grant-date fair value per option	$2.07
Following is a summary of stock option activity for 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2009	38,145,414	$3.35
Granted	12,100,000	2.89
Exercised	(848,750)	1.90
Forfeited/Expired	(9,813,034)	3.01

Options outstanding at September 30, 2010	39,583,630	$3.33	8.71 years	$7,214

Vested or expected to vest at September 30, 2010	39,299,202	$3.33	8.71 years	$7,193

Options exercisable at September 30, 2010	12,737,298	$5.01	7.82 years	$2,664

As of September 30, 2010, the Company’s outstanding stock options had unrecognized compensation expense of $41.5 million and a remaining weighted-average vesting period of 1.43 years. The Company recorded compensation expense related to stock options of $7.1 million and $19.9 million for the three and nine months ended September 30, 2010, respectively, and $5.4 million and $7.2 million for the three and nine months ended September 30, 2009, respectively.
Restricted Stock Units — In May 2010, the Company granted an aggregate 223,888 of restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock. The restricted stock units were valued at the quoted market price of the Company’s common stock on the date of grant and are being expensed to the “Compensation and benefits” line in the Consolidated Statements of Income (Loss) using the straight-line method over the vesting period. Compensation expense related to restricted stock units was $0.2 million in each of the three and nine months ended September 30, 2010.
Note 13 — Income Taxes
For the three months ended September 30, 2010, the Company had $3.8 million of income tax expense on pre-tax income of $13.8 million, resulting in an effective income tax rate of 27.6 percent. For the nine months ended September 30, 2010, the Company had $8.2 million of income tax expense on pre-tax income of $35.9 million, resulting in an effective income tax rate of 23.0 percent. The effective income tax rate for the three and nine months ended September 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual. The Company paid $0.1 million and $0.9 million, of federal and state income taxes for the three and nine months ended September 30, 2010, respectively.
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

For the three and nine months ended September 30, 2010, the Company recognized $0.1 million and $0.3 million, respectively, in interest and penalties for unrecognized tax benefits, compared to $0.4 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income (Loss). As of September 30, 2010 and December 31, 2009, the Company had a liability of $1.8 million and $1.7 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing $687.0 million of deductions taken in the 2007 tax return. The Company disagrees with the RAR regarding the net securities losses, and has filed a protest letter and requested a conference with the IRS Appeals Office. As of September 30, 2010, the Company has recognized a benefit of approximately $95.0 million relating to its net securities losses.
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
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russel L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney in this proceeding and the California Action discussed below.
ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions were scheduled for hearing before the Court on October 22, 2010. On October 13, 2010, the Company entered into a Settlement Agreement which provides for a cash payment of $4.5 million, all but approximately $0.7 million of which will be paid by the Company’s insurance carrier.

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The Company’s previously disclosed settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney against the Company and the defendants. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.
For various legal matters, including those described above, the Company recorded $5.6 million of liability in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets and $3.8 million of related receivable from insurance carriers in the “Other assets” line in the Consolidated Balance Sheets, resulting in a $1.8 million net charge in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss) during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2010, the Company paid $0.1 million and $20.5 million, respectively, and the insurance carriers paid $1.0 million and $61.0 million, respectively, to fully settle certain legal liabilities.
Minimum Commission Guarantees — In limited circumstances, as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and actual commissions earned by the agent. As of September 30, 2010, the liability for minimum commission guarantees was $0.3 million, and the maximum amount that could be paid under the minimum commission guarantees was $3.7 million over a weighted-average remaining term of 1.5 years.
Note 15 — Earnings per Common Share
Following are the weighted-average potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009
Shares related to stock options	38,605	22,545	36,544	15,748
Shares related to restricted stock	—	15	2	33
Shares related to preferred stock	418,555	370,082	418,555	370,082
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

Note 17 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 30.3 percent and 30.7 percent of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Revenue
Global Funds Transfer:
Money transfer	$235,013	$235,032	$680,461	$662,560
Bill payment	31,216	33,116	96,118	101,487

Total Global Funds Transfer	266,229	268,148	776,579	764,047
Financial Paper Products:
Money order	16,603	18,874	52,173	56,779
Official check	9,350	11,755	31,336	35,865

Total Financial Paper Products	25,953	30,629	83,509	92,644
Other	705	5,673	5,315	18,831

Total revenue	$292,887	$304,450	$865,403	$875,522

Segment operating income:
Global Funds Transfer	$36,465	$11,643	$95,128	$56,080
Financial Paper Products	7,478	8,606	27,955	26,012
Other	(676)	(1,967)	(1,749)	(3,366)

Total segment operating income	43,267	18,282	121,334	78,726

Net securities gains	—	2,738	2,115	7,027
Interest expense	(24,689)	(26,127)	(76,536)	(79,816)
Other unallocated expenses	(4,793)	(13,597)	(11,020)	(15,827)

Income (loss) before income taxes	$13,785	$(18,704)	$35,893	$(9,890)

Depreciation and amortization:
Global Funds Transfer	$9,341	$9,808	$28,285	$30,357
Financial Paper Products	2,153	4,408	7,587	12,520
Other	3	294	12	957

Total depreciation and amortization	$11,497	$14,510	$35,884	$43,834

Capital expenditures:
Global Funds Transfer	$10,088	$5,029	$24,513	$16,363
Financial Paper Products	1,296	1,840	5,027	6,010
Other	—	—	—	—

Total capital expenditures	$11,384	$6,869	$29,540	$22,373

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

United States	$189,863	$206,335	$577,694	$607,435
International	103,024	98,115	287,709	268,087

Total revenue	$292,887	$304,450	$865,403	$875,522

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
Table 1 — Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue:
Fee and other revenue	$288,494	$294,863	(2)%	$847,004	$841,500	1%
Investment revenue	4,393	6,849	(36)%	16,284	26,995	(40)%
Net securities gains	—	2,738	NM	2,115	7,027	NM

Total revenue	292,887	304,450	(4)%	865,403	875,522	(1)%

Fee and other commissions expense	127,003	128,352	(1)%	369,661	368,660	0%
Investment commissions expense	181	375	(52)%	601	1,128	(47)%

Total commissions expense	127,184	128,727	(1)%	370,262	369,788	0%

Net revenue	165,703	175,723	(6)%	495,141	505,734	(2)%

Expenses:
Compensation and benefits	56,220	58,963	(5)%	169,007	158,234	7%
Transaction and operations support	46,984	82,573	(43)%	143,149	198,223	(28)%
Occupancy, equipment and supplies	12,528	12,254	2%	34,672	35,517	(2)%
Interest expense	24,689	26,127	(6)%	76,536	79,816	(4)%
Depreciation and amortization	11,497	14,510	(21)%	35,884	43,834	(18)%

Total expenses	151,918	194,427	(22)%	459,248	515,624	(11)%

Income (loss) before income taxes	13,785	(18,704)	NM	35,893	(9,890)	NM
Income tax expense (benefit)	3,800	(400)	NM	8,248	(110)	NM

Net income (loss)	$9,985	$(18,304)	NM	$27,645	$(9,780)	NM

NM = Not meaningful
Following is a summary of our operating results in the third quarter of 2010:
•	Total fee and other revenue decreased $6.4 million to $288.5 million in the third quarter of 2010 due to lower revenue from the Financial Paper Products segment and bill payment products, as well as the impact of certain businesses and products discontinued in 2009. Money transfer fee and other revenue was flat for the three months ended September 30, 2010 compared to 2009 as volume growth of 9 percent was offset by the lower euro exchange rate and lower average money transfer fees per transaction from the $50 price band introduced earlier in the year. See further discussion under Table 2 — Fee and Other Revenue and Commissions Expense.

•	Investment revenue decreased $2.5 million, or 36 percent, in the third quarter of 2010 due to lower yields earned on our investment portfolio and a decline in average investable balances.

•	We did not record any net securities gains or losses in the third quarter of 2010. Net securities gains of $2.7 million were recognized in the third quarter of 2009 from a realized gain from the call of a trading investment and valuation gains on a put option related to a trading investment, partially offset by other-than-temporary impairments on asset-backed securities.

•	Total commissions expense decreased $1.5 million, or 1 percent, in the third quarter of 2010, primarily due to a decline in the euro exchange rate and average commission rates, partially offset by higher money transfer volume.

•	Interest expense decreased 6 percent to $24.7 million in the third quarter of 2010 from $26.1 million in 2009, reflecting lower outstanding debt balances due to repayments of debt, partially offset by the pro-rata write-off of deferred financing costs and debt discount from a $30.0 million prepayment of debt during the third quarter of 2010.

•	Total expenses decreased $42.5 million, or 22 percent, in the third quarter of 2010 compared to 2009. Expenses in 2009 included a $16.5 million accrual for a patent lawsuit, asset impairments of $8.4 million, a $6.0 million accrual for a settlement with the Federal Trade Commission and $3.8 million of executive severance and related costs. Depreciation and amortization expense decreased $3.0 million, while employee stock-based compensation increased $1.7 million. Expenses in 2010 include a $1.8 million accrual for various litigation matters and $1.6 million of costs associated with restructuring initiatives.

•	In the third quarter of 2010, we had $3.8 million of income tax expense on pre-tax income of $13.8 million, primarily reflecting the reversal of book-to-tax differences.

•	The decline in the euro exchange rate decreased total revenue by $9.1 million, commissions expense by $4.1 million and operating expenses by $3.3 million, for a net decrease to our income before income taxes of $1.7 million.
Table 2 — Fee and Other Revenue and Commissions Expense

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Dollars in thousands)	2010	2009	Change	2010	2009	Change

Fee and other revenue	$288,494	$294,863	(2)%	$847,004	$841,500	1%
Fee and other commissions expense	127,003	128,352	(1)%	369,661	368,660	0%
Fee and other commissions expense as a % of fee and other revenue	44.0%	43.5%		43.6%	43.8%
Fee and other revenue consists of fees on money transfer, bill payment, money order and official check transactions. For the three months ended September 30, 2010, fee and other revenue decreased $6.4 million, or 2 percent, from 2009 due to $2.5 million of lower revenue in the Financial Paper Products segment primarily from lower volumes, a $1.9 million decline in bill payment revenue from lower average fees per transaction due to industry mix and lower volume and $1.9 million of incremental fee and other revenue in 2009 related to discontinued businesses and products. Money transfer fee and other revenue was flat compared to 2009 as volume growth was offset by the lower euro exchange rate and decreased fee revenue from the $50 price band introduced earlier in the year. Money transfer volume growth of 9 percent drove $21.0 million of incremental revenue. Lower average money transfer fees decreased fee and other revenue $9.5 million from the introduction of the $50 price band in the United States, $9.1 million from the lower euro exchange rate and $0.7 million from changes in corridor mix. The $50 price band introduced in late March and April allows consumers to send $50 of principal for a $5 fee at most locations, or for $4.75 at a Walmart location. In addition, fee and other revenue for the three months ended September 30, 2009 benefited from early termination fees of approximately $1.6 million. See Table 6 — Global Funds Transfer Segment and Table 7 — Financial Paper Products Segment for further information regarding fee and other revenue.
For the nine months ended September 30, 2010, fee and other revenue increased $5.5 million, or 1 percent, from 2009 due to a net $17.9 million increase in money transfer product, partially offset by a $5.4 million decline in bill payment from lower average fee per transaction due to industry mix and lower volume and $7.1 million of incremental fee and other revenue in 2009 related to discontinued businesses and products. Money transfer volume growth of 7 percent drove $48.8 million of incremental revenue, while changes in corridor mix drove incremental revenue of $0.8 million. Fee and other revenue decreased $17.8 million from lower average money transfer fees due to the introduction of the $50 price band in the United States and $12.6 million from the lower euro exchange rate, net of hedging activities. In addition, fee and other revenue for the nine months ended September 30, 2009 benefited from early termination fees of approximately $1.3 million. See Table 6 — Global Funds Transfer Segment and Table 7 — Financial Paper Products Segment for further information regarding fee and other revenue.
Fee and other commissions expense consists primarily of fees paid to our third-party agents for the money transfer and bill payment services and amortization of capitalized agent signing bonuses. Fee and other commissions expense for the three months ended September 30, 2010 decreased $1.3 million, or 1 percent, compared to 2009. The decline in the euro exchange rate reduced fee and other commissions expense $4.1 million and lower average commission rates for money transfer reduced fee commissions expense $0.8 million. Bill payment fee commissions decreased $0.7 million from lower average fees due to industry mix. The decrease in fee and other commissions expense was partially offset by $4.0 million of incremental fee commissions from money transfer transaction volume growth. Agent signing bonus expense increased $0.7 million from new agent signings in the quarter.

Fee and other commissions expense for the nine months ended September 30, 2010 increased $1.0 million compared to 2009. Incremental fee commissions expense of $14.0 million from money transfer transaction volume growth was partially offset by a $4.6 million decrease due to the decline in the euro exchange rate, a $2.9 million decrease due to lower average commission rates, a $2.0 million decrease in signing bonus expense as certain historical signing bonuses were fully amortized or written off in the prior year, a $2.7 million decrease in other commissions expense for money order and other products and a $1.5 million decrease in bill payment fee commissions from lower average fees due to industry mix.
Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Investment revenue	$4,393	$6,849	(36)%	$16,284	$26,995	(40)%
Investment commissions expense	(181)	(375)	52%	(601)	(1,128)	47%

Net investment revenue	$4,212	$6,474	(35)%	$15,683	$25,867	(39)%

Average balances:
Cash equivalents and investments	$3,537,657	$4,200,229	(16)%	$3,748,800	$4,281,802	(12)%
Payment service obligations (1)	$2,556,105	$3,016,491	(15)%	$2,691,784	$3,064,993	(12)%

Average yields earned and rates paid (2):
Investment yield	0.49%	0.65%		0.58%	0.84%
Investment commission rate	0.03%	0.05%		0.03%	0.05%
Net investment margin	0.47%	0.61%		0.56%	0.81%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(2)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue consists of interest and dividends generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $2.5 million, or 36 percent, and $10.7 million, or 40 percent, in the three and nine months ended September 30, 2010, respectively, compared to 2009 due to lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods. For the three and nine months ended September 30, 2010, lower yields decreased revenue $1.4 million and $7.4 million, respectively, while lower average investable balances decreased revenue $1.1 million and $3.4 million, respectively.
Investment commissions expense includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices. Investment commissions expense decreased $0.2 million and $0.5 million in the three and nine months ended September 30, 2010, respectively, compared to 2009 from lower rates due to repricing and lower average investable balances. Due to the continued low federal funds, rate most of our financial institution customers continue to be in a “negative” commission position as of September 30, 2010, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amount.
As a result of the factors discussed above, net investment revenue decreased $2.3 million, or 35 percent, and $10.2 million, or 39 percent, for the three and nine months ended September 30, 2010, respectively, while the net investment margin decreased 0.14 percentage points and 0.25 percentage points for the three and nine months ended September 30, 2010, respectively.

Table 4 — Net Securities Gains

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Realized losses from available-for-sale investments	$—	$—	$—	$(2)
Other-than-temporary impairments from available-for-sale investments	—	(757)	(334)	(3,686)
Valuation gains on put options related to trading investments	—	1,100	—	3,158
Realized gains from trading investments and related put options	—	2,395	2,449	7,557

Net securities gains	$—	$2,738	$2,115	$7,027

We did not record any net securities gains or losses for the three months ended September 30, 2010. Net securities gains of $2.1 million for the nine months ended September 30, 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option, partially offset by other-than-temporary impairments on other asset-backed securities of $0.3 million. Net securities gains for the three and nine months ended September 30, 2009 reflect realized gains of $2.4 million and $7.6 million, respectively, from the call of trading investments, net of the reversal of the related put options, and valuation gains of $1.1 million and $3.2 million, respectively, on a put option related to a trading investment. Partially offsetting these gains were $0.8 million and $3.7 million of other-than-temporary impairments on other asset-backed securities for the three and nine months ended September 30, 2009, respectively.
Expenses
The following discussion relates to operating expenses, excluding commissions expense, as presented in Table 1 — Results of Operations.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. For the three months ended September 30, 2010, compensation and benefits decreased $2.7 million, or 5 percent, from 2009, primarily due to $3.5 million of executive severance and related costs recorded in 2009 and lower incentive compensation, partially offset by higher stock-based compensation expense and costs associated with restructuring activities in the third quarter of 2010. Incentive compensation decreased $0.6 million compared to 2009 as we accrued annual performance incentives at a lower rate compared to the prior year. Employee stock-based compensation expense increased $1.7 million, net of forfeitures, primarily due to grants awarded during 2010 and the second half of 2009. Restructuring activities generated $0.5 million of severance expense. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased compensation and benefits expense by $1.3 million.
For the nine months ended September 30, 2010, compensation and benefits increased $10.8 million, or 7 percent, from 2009, primarily from higher stock-based and incentive compensation expense and costs associated with restructuring initiatives in 2010, partially offset by $4.6 million of executive severance and related costs recorded in 2009. Employee stock-based compensation expense increased $12.6 million, net of forfeitures, primarily due to grants awarded in 2010 and the second half of 2009. Incentive compensation increased $1.6 million from a higher compensation base compared to the prior year, partially offset by the accrual of performance incentives at a lower rate and lower sales incentives accruals. Restructuring initiatives implemented in 2010 generated $2.1 million of severance expense. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased compensation and benefits expense by $1.5 million.
Transaction and operations support — Transaction and operations support includes marketing, professional fees and other outside service costs, telecommunications and agent forms related to our products. Transaction and operations support for the three months ended September 30, 2010 decreased $35.6 million, or 43 percent, from 2009. Expenses in 2009 included a $16.5 million accrual for a patent lawsuit, asset impairments of $8.4 million, an additional $6.0 million accrual for a settlement with the Federal Trade Commission and $2.6 million of consultant fees from the implementation of the European Union Payment Services Directive. During the three months ended September 30, 2010, legal expense decreased $3.7 million due to the timing of legal matters and cost savings initiatives resulted in a $1.2 million decrease in our telecommunication costs and agent forms and supplies. We recorded a $1.8 million accrual for various litigation matters, incurred $0.7 million of incremental marketing costs and recorded $0.3 million of expense related to restructuring initiatives. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased transactions and operations support by $1.4 million.

Transaction and operations support for the nine months ended September 30, 2010 decreased $55.1 million, or 28 percent, from 2009. Expenses in 2009 included an $18.0 million accrual for a settlement with the Federal Trade Commission, a $16.5 million accrual for a patent lawsuit, asset impairments of $12.3 million, an incremental provision for loss of $11.6 million primarily from the closure of an international agent during 2009 and consultant fees of $2.6 million due to the implementation of the European Union Payment Services Directive. Cost savings initiatives resulted in a $3.5 million decrease in our telecommunication costs and agent forms and supplies in 2010. Expenses in 2010 include $3.1 million of incremental marketing costs, $1.9 million of additional licensing fees, a $1.8 million accrual for various litigation matters and $0.6 million of expense for costs related to restructuring initiatives. In addition, we recognized a $1.5 million impairment charge related to the July 2010 sale of our corporate aircraft. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased transactions and operations support by $1.6 million.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.3 million, or 2 percent, for the three months ended September 30, 2010 from 2009 and decreased $0.8 million, or 2 percent, for the nine months ended September 30, 2010 from 2009. For both the three and nine months ended September 30, 2010, we recorded $0.8 million of costs associated with restructuring activities. Decreased delivery, freight and postage costs partially offset these restructuring costs for the three months ended September 30, 2010, and more than offset these costs for the nine months ended September 30, 2010. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased occupancy, equipment and supplies by $0.3 million for both the three and nine months ended September 30, 2010.
Interest expense — Interest expense decreased $1.4 million, or 6 percent, and $3.3 million, or 4 percent, for the three and nine months ended September 30, 2010, respectively, reflecting lower outstanding debt balances due to repayments of debt, partially offset by the pro-rata write-off of deferred financing costs and debt discount associated with the repayments. In the three and nine months ended September 30, 2010, we repaid $30.0 million and $90.0 million, respectively, of outstanding debt. Combined with previous debt repayments, we have repaid $276.9 million of our outstanding debt since January 1, 2009.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization decreased $3.0 million, or 21 percent, and $8.0 million, or 18 percent, for the three and nine months ended September 30, 2010, respectively, from 2009, primarily from lower depreciation expense on point of sale equipment, signs, computer hardware and other equipment and amortization of capitalized software. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased depreciation and amortization by $0.3 million for both the three and nine months ended September 30, 2010, respectively.
In the third quarter of 2010, we implemented a system transformation to re-engineer select core business processes. Future depreciation and amortization is expected to increase as a result of the investment in our infrastructure.
Income taxes — For the three months ended September 30, 2010, the Company had $3.8 million of income tax expense on pre-tax income of $13.8 million, resulting in an effective income tax rate of 27.6 percent. For the nine months ended September 30, 2010, the Company had $8.2 million of income tax expense on pre-tax income of $35.9 million, resulting in an effective income tax rate of 23.0 percent. The effective income tax rate for the three and nine months ended September 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual.
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
Table 5 — Segment Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2010	2009	Change	2010	2009	Change
Operating income:
Global Funds Transfer	$36,465	$11,643	$24,822	$95,128	$56,080	$39,048
Financial Paper Products	7,478	8,606	(1,128)	27,955	26,012	1,943
Other	(676)	(1,967)	1,291	(1,749)	(3,366)	1,617

Total segment operating income	43,267	18,282	24,985	121,334	78,726	42,608
Net securities gains	—	2,738	(2,738)	2,115	7,027	(4,912)
Interest expense	(24,689)	(26,127)	1,438	(76,536)	(79,816)	3,280
Other unallocated expenses	(4,793)	(13,597)	8,804	(11,020)	(15,827)	4,807

Income (loss) before income taxes	$13,785	$(18,704)	$32,489	$35,893	$(9,890)	$45,783

Table 6 — Global Funds Transfer Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Money transfer revenue:
Fee and other revenue	$234,980	$235,008	(0)%	$680,310	$662,427	3%
Investment revenue	33	24	NM	151	133	NM

Total money transfer revenue	235,013	235,032	(0)%	680,461	662,560	3%

Bill payment revenue:
Fee and other revenue	31,194	33,072	(6)%	96,051	101,436	(5)%
Investment revenue	22	44	NM	67	51	NM

Total bill payment revenue	31,216	33,116	(6)%	96,118	101,487	(5)%

Total Global Funds Transfer revenue:
Fee and other revenue	266,174	268,080	(1)%	776,361	763,863	2%
Investment revenue	55	68	NM	218	184	NM

Total Global Funds Transfer revenue	266,229	268,148	(1)%	776,579	764,047	2%

Commissions expense	125,935	126,504	(0)%	366,230	362,579	1%

Net revenue	$140,294	$141,644	(1)%	$410,349	$401,468	2%

Operating income	$36,465	$11,643	213%	$95,128	$56,080	70%
Operating margin	13.7%	4.3%		12.2%	7.3%
NM = Not meaningful

Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. Total Global Funds Transfer segment revenue for the three months ended September 30, 2010 decreased $1.9 million, or 1 percent, driven by a decrease in bill payment revenue. For the nine months ended September 30, 2010, total Global Funds Transfer segment revenue increased $12.5 million, or 2 percent, driven by money transfer volume growth, partially offset by a decline in bill payment revenue.
Money transfer fee and other revenue was flat for the three months ended September 30, 2010 compared to 2009 as volume growth was significantly offset by the lower euro exchange rate and decreased fee revenue from the $50 price band introduced earlier in the year. For the nine months ended September 30, 2010, money transfer fee and other revenue increased $17.9 million, or 3 percent, driven by transaction volume growth, partially offset by decreased revenue from the $50 price band, the lower euro exchange rate and corridor mix. For the three and nine months ended September 30, 2010, money transfer transaction volume growth of 9 percent and 7 percent, respectively, generated incremental revenue of $21.0 million and $48.8 million, respectively. The lower euro exchange rate decreased fee and other revenue by $9.1 million and $12.6 million for the three and nine months ended September 30, 2010, respectively, while lower average money transfer fees from the introduction of the $50 price band in the United States decreased fee and other revenue by $9.5 million and $17.8 million for the three and nine months ended September 30, 2010, respectively. Changes in corridor mix decreased fee and other revenue $0.7 million for the three months ended September 30, 2010 and increased fee and other revenue $0.8 million for the nine months ended September 30, 2010. The $50 price band introduced in late March and April 2010 allows consumers to send $50 within the United States for $5 at most locations, or for $4.75 at Walmart locations. In addition, money transfer fee and other revenue for the three and nine months ended September 30, 2009 was higher due to early termination fees of approximately $1.6 million and $1.3 million, respectively.
We anticipate revenue growth to be lower than transaction growth through the first quarter of 2011 due to lower average fees resulting from the $50 price band category. We continue to evaluate the price-volume dynamic and will continue to make further changes in our pricing as appropriate as we expect the competitive environment to remain high.
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. The following discussion reflects activity for the three and nine months ended September 30, 2010 compared to 2009. Money transfer transactions originating outside of the United States increased 16 percent and 13 percent from the prior year for each period, respectively. Excluding Spain, transactions originating outside of the United States increased 19 percent and 17 percent from the prior year for each period, respectively. Transactions originating in the United States, excluding transactions sent to Mexico, increased 7 percent for both periods, due primarily to intra-United States remittances. Transactions sent to Mexico increased 1 percent and declined 5 percent for each period, respectively, reflecting an improvement during the third quarter from the impact of the United States recession on our consumers. Mexico represented approximately 9 percent of our total transactions for both periods in 2010, compared to approximately 7 percent and 8 percent for each period in 2009.
The money transfer agent base expanded 11 percent to approximately 207,000 locations in 2010, primarily due to expansion in markets outside the United States. At September 30, 2010, the Americas (defined as the United States, Canada, Mexico and Latin America (including the Caribbean)) had approximately 68,400 locations, with approximately 39,500 locations in North America and approximately 28,900 locations in Latin America (including approximately 13,300 locations in Mexico). At September 30, 2010, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had approximately 138,600 locations, with approximately 40,200 locations in Western Europe, approximately 32,000 locations in the Indian subcontinent,approximately 28,800 locations in Eastern Europe, approximately 22,500 locations in Asia Pacific, approximately 11,500 locations in Africa and approximately 3,600 locations in the Middle East.
Bill payment revenue for the three and nine months ended September 30, 2010 decreased $1.9 million, or 6 percent, and $5.4 million, or 5 percent, respectively. A change in industry mix resulted in $1.2 million and $4.7 million of lower average fees for the three and nine months ended September 30, 2010, respectively, while a decrease in volume reduced revenue by $0.7 million for both the three and nine months ended September 30, 2010.
Commissions expense in the Global Funds Transfer segment consists primarily of fees paid to our third-party agents for money transfer and bill payment services, including the amortization of capitalized agent signing bonuses. Commissions expense in the Global Funds Transfer segment decreased $0.6 million for the three months ended September 30, 2010, and increased $3.7 million for the nine months ended September 30, 2010. Money transfer volume growth generated incremental fee commissions of $4.0 million and $14.0 million for the three and nine months ended September 30, 2010, respectively, while the decline in the euro exchange rate reduced fee commissions expense by $3.7 million and $4.2 million for the three and nine months ended September 30, 2010, respectively. Lower average money transfer commission rates reduced fee commissions expense $0.8 million and $2.9 million for the three and nine months ended September 30, 2010, respectively. Agent signing bonus expense increased $1.0 million for the three months ended September 30, 2010 compared to 2009 from new agent signings in the quarter. For the nine months ended September 30, 2010, agent signing bonus expense decreased $1.0 million as certain historical signing bonuses were fully amortized or written off in the prior year. Bill payment fee commissions decreased $0.7 million for the three months ended September 30, 2010, primarily due to lower fees. For the nine months ended September 30, 2010, bill payment fee commissions decreased $1.5 million from lower fees of $2.1 million, partially offset by a $0.6 million increase in fee commissions from higher average rates driven by biller incentives.

Operating margin in the Global Funds Transfer segment increased to 13.7 percent and 12.2 percent for the three and nine months ended September 30, 2010, respectively, from 4.3 percent and 7.3 percent for the same periods in 2009. The lower margins in 2009 reflect a $16.5 million accrual for a patent lawsuit recorded in both periods in 2009, as well as accruals of $6.0 million and $18.0 million recorded during the three and nine months ended September 30, 2009, respectively, for a settlement with the Federal Trade Commission. In addition, the operating margin for the nine months ended September 30, 2009 reflects a $9.0 million provision for loss from the closure of an agent.
Table 7 — Financial Paper Products Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2010	2009	Change	2010	2009	Change

Money order revenue:
Fee and other revenue	$15,795	$17,696	(11)%	$49,143	$52,308	(6)%
Investment revenue	808	1,178	(31)%	3,030	4,471	(32)%

Total money order revenue	16,603	18,874	(12)%	52,173	56,779	(8)%

Official check revenue:
Fee and other revenue	6,162	6,809	(10)%	19,524	16,203	20%
Investment revenue	3,188	4,946	(36)%	11,812	19,662	(40)%

Total official check revenue	9,350	11,755	(20)%	31,336	35,865	(13)%

Total Financial Paper Products revenue:
Fee and other revenue	21,957	24,505	(10)%	68,667	68,511	0%
Investment revenue	3,996	6,124	(35)%	14,842	24,133	(38)%

Total Financial Paper Products revenue	25,953	30,629	(15)%	83,509	92,644	(10)%

Commissions expense	960	1,729	(44)%	3,098	5,659	(45)%

Net revenue	$24,993	$28,900	(14)%	$80,411	$86,985	(8)%

Operating income	$7,478	$8,606	(13)%	$27,955	$26,012	7%
Operating margin	28.8%	28.1%		33.5%	28.1%
Revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. For the three and nine months ended September 30, 2010, total Financial Paper Products segment revenue decreased $4.7 million, or 15 percent, and $9.1 million, or 10 percent, respectively. Lower yields earned on our investment portfolio and a decline in average investable balances from the run-off of certain official check financial institution customers terminated in prior periods resulted in a $2.1 million and $9.3 million decrease in allocated investment revenue for the three and nine months ended September 30, 2010, respectively. See Table 3 — Net Investment Revenue Analysis for further information.
During the three and nine months ended September 30, 2010, money order fee and other revenue declined $1.9 million and $3.2 million, respectively, as volumes declined 12 percent and 16 percent, respectively. Money order volume declines are consistent with 2009 and are attributed to the anticipated attrition of agents from repricing initiatives, the continued migration to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment.
Official check fee and other revenue for the three months ended September 30, 2010 decreased $0.6 million, or 10 percent, compared to the prior year. During the third quarter of 2010, the run-off of official check financial institution customers outpaced revenue increases from our repricing initiatives, which were fully effective in September 2009. For the nine months ended September 30, 2010, our official check repricing initiatives generated incremental revenue of $3.3 million from the prior year.
Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of capitalized signing bonuses. Commissions expense decreased $0.8 million, or 44 percent, and $2.6 million, or 45 percent, for the three and nine months ended September 30, 2010, respectively, compared to 2009. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense. Lower agent rebates from our repricing initiatives and lower signing bonus amortization resulted in a $0.6 million and $2.0 million decrease in money order commissions expense for the three and nine months ended September 30, 2010, respectively. Agent signing bonus amortization decreased $0.3 million and $1.0 million in the three and nine months ended September 30, 2010, respectively, as certain historical signing bonuses were fully amortized or written off in the prior year.
The operating margin for the three and nine months ended September 30, 2010 increased to 28.8 percent and 33.5 percent, respectively, from 28.1 percent for both the three and nine months ended September 30, 2009, reflecting lower commissions and operating expenses.

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
Table 8 — Assets in Excess of Payment Service Obligations

	September 30,	December 31,
(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$3,292,518	$3,776,824
Receivables, net (substantially restricted)	1,081,521	1,054,381
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	189,133	298,633

	4,563,172	5,156,789
Payment service obligations	(4,272,734)	(4,843,454)

Assets in excess of payment service obligations	$290,438	$313,335

Cash and Cash Equivalents — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents at financial institutions rated Aa3 or better by Moody’s Investor Service (“Moody’s”) and AA- or better by Standard & Poors (“S&P”) and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of September 30, 2010, cash and cash equivalents totaled $3.3 billion, representing 95 percent of our total investment portfolio. Cash equivalents consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.
Credit Facilities — Our credit facilities consist of a senior facility that includes senior notes and a revolving credit facility and second lien notes. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. In the three and nine months ended September 30, 2010, we repaid $30.0 million and $90.0 million on our senior facility, respectively. Combined with previous debt repayments, we have repaid $276.9 million of our outstanding debt since January 1, 2009, and continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $241.7 million of borrowing capacity as of September 30, 2010, net of $8.3 million of outstanding letters of credit.
Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all covenants as of September 30, 2010.
The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders, subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three and nine months ended September 30, 2010 and we do not anticipate declaring any dividends on our common stock during 2010.
Credit Ratings — As of September 30, 2010, our credit ratings from Moody’s, S&P and Fitch Ratings (“Fitch”) were B1, B+ and B+, respectively, with a stable outlook assigned by Moody’s and Fitch and a negative outlook assigned by S&P. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of September 30, 2010. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Investment Portfolio — Our investment portfolio includes $189.1 million of available-for-sale investments as of September 30, 2010. United States government agency residential mortgage-backed securities and United States government agency debentures compose $164.9 million of our available-for-sale investments, while other asset-backed securities compose the remaining $24.2 million. In completing our recapitalization in 2008, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,255,723	$83,627	$374,891	$132,500	$664,705
Operating leases	52,650	12,473	25,139	9,185	5,853
Other obligations	319	319	—	—	—

Total contractual cash obligations	$1,308,692	$96,419	$400,030	$141,685	$670,558

Debt consists of amounts outstanding under our senior facility and the second lien notes at September 30, 2010, as disclosed in Note 8 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at September 30, 2010 includes $712.2 million of debt, net of unamortized discounts of $4.1 million, and less than $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on September 30, 2010, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 9, as the timing and/or amount of payments are difficult to estimate.
The Company’s Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of September 30, 2010, we have accrued dividends of $278.9 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $1.3 million and $2.2 million to the defined benefit pension plan during the three and nine months ended September 30, 2010, respectively. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2010, we paid benefits totaling $1.1 million and $4.0 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.3 million for the remainder of 2010. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.
As of September 30, 2010, the liability for unrecognized tax benefits was $12.2 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2010, the minimum commission guarantees had a maximum payment of $3.7 million over a weighted-average remaining term of 1.5 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of September 30, 2010, the liability for minimum commission guarantees was $0.3 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows From Operating Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Net income (loss)	$9,985	$(18,304)	$27,645	$(9,780)
Total adjustments to reconcile net income (loss)	31,455	74,152	62,165	160,041

Net cash provided by operating activities before changes in payment service assets and obligations	41,440	55,848	89,810	150,261

Change in cash and cash equivalents (substantially restricted)	199,629	97,580	484,306	201,276
Change in trading investments and related put options, net (substantially restricted)	—	15,000	29,400	32,900
Change in receivables, net (substantially restricted)	(36,141)	136,758	(36,046)	288,048
Change in payment service obligations	(199,958)	(304,651)	(570,784)	(662,709)

Net change in payment service assets and obligations	(36,470)	(55,313)	(93,124)	(140,485)

Net cash provided by (used in) operating activities	$4,970	$535	$(3,314)	$9,776

Operating activities provided net cash of $5.0 million during the three months ended September 30, 2010. Cash generated from our operations was primarily used to pay $20.7 million of interest and $30.0 million of principal on our debt, $2.2 million of signing bonuses, $13.3 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $30.7 million from the maturity of available-for-sale investments that were reinvested in cash equivalents. Operating activities provided net cash of $0.5 million during the three months ended September 30, 2009. Cash generated from our operations was primarily used to pay $23.4 million of interest and $30.6 million of principal on our debt, $6.8 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $32.4 million from the maturity of available-for-sale investments and $15.0 million from a trading security that was called, all of which were reinvested in cash equivalents.
Operating activities used net cash of $3.3 million during the nine months ended September 30, 2010. Cash generated from our operations was primarily used to pay $63.6 million of interest and $90.0 million of principal on our debt, $15.2 million of signing bonuses, $28.8 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $113.3 million from the maturity of available-for-sale investments and $29.4 million from a trading security that was called, all of which was reinvested in cash equivalents. Operating activities provided net cash of $9.8 million during the nine months ended September 30, 2009. Cash generated from our operations was primarily used to pay $71.8 million of interest and $101.9 million of principal on our debt, $11.9 million in signing bonuses to agents, $23.1 million of capital expenditures and normal operating expenditures. These expenditures were offset by proceeds of $114.0 million from the maturity of available-for-sale investments and $32.9 million from trading securities that were called, all of which was reinvested in cash and cash equivalents. We received a $43.5 million federal income tax refund during the first quarter of 2009.
Table 11 — Cash Flows From Investing Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Proceeds from maturities of investments classified as available-for-sale	$30,744	$32,419	$113,316	$113,957
Purchases of property and equipment	(13,349)	(6,829)	(28,825)	(23,148)
Proceeds from disposal of property and equipment	7,537	—	7,537	—
Cash paid for acquisitions, net of cash acquired	—	—	(330)	(3,210)
Proceeds from disposal of business	—	4,500	—	4,500

Net cash provided by investing activities	$24,932	$30,090	$91,698	$92,099

Investing activities provided cash of $24.9 million and $91.7 million during the three and nine months ended September 30, 2010, respectively, from proceeds of $30.7 million and $113.3 million, respectively, from the maturity of available-for-sale investments, offset by $13.3 million and $28.8 million, respectively, of capital expenditures. We generated $7.5 million of proceeds from the sale of the corporate airplane in the third quarter of 2010. In February 2010, we paid $0.3 million for the acquisition of Blue Dolphin. Investing activities provided cash of $30.1 million and $92.1 million during the three and nine months ended September 30, 2009, respectively, primarily from proceeds from the normal maturity of available-for-sale investments of $32.4 million and $114.0 million, respectively. We paid $3.2 million in February 2009 in connection with the acquisition of Raphael’s Bank. We received proceeds of $4.5 million in July 2009 from the sale of FSMC, Inc.

Table 12 — Cash Flows From Financing Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2010	2009	2010	2009

Proceeds from exercise of stock options	$98	$—	$1,616	$—
Payments on debt	(30,000)	(625)	(90,000)	(1,875)
Payments on revolving credit facility	—	(30,000)	—	(100,000)

Net cash used in financing activities	$(29,902)	$(30,625)	$(88,384)	$(101,875)

For the three and nine months ended September 30, 2010, financing activities used $30 million and $90.0 million, respectively, of cash for prepayments on Tranche B of our senior facility and provided $0.1 million and $1.6 million, respectively, of cash from the exercise of stock options. For the three and nine months ended September 30, 2009, financing activities used cash of $0.6 million and $1.9 million, respectively, for the quarterly payment on Tranche B of our Senior Facility and $30.0 million and $100.0 million, respectively, for pay-downs on the revolving credit facility.
Regulatory
Through various affiliates, one of our largest investors, The Goldman Sachs Group, Inc. (“Goldman Sachs”), became a “bank holding company” and a “financial holding company” under the federal Bank Holding Company Act of 1956 (the “BHC Act”) after investing in MoneyGram. We understand that the Board of Governors of the Federal Reserve System or its delegees (the “Federal Reserve”) deems the Company to be a controlled subsidiary of Goldman Sachs for purposes of the BHC Act as a result of Goldman Sachs’ investment. Companies that are deemed to be subsidiaries of companies subject to the BHC Act are subject to reporting to, and supervision and regular examination by, the Federal Reserve.
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
We believe our current businesses are permissible activities for subsidiaries of bank holding companies and financial holding companies. We do not expect the limitations on the nonbank activities of bank or financial holding companies to limit our current business activities. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in the future. In addition, the new Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the regulations required to be enacted to implement that Act, and other laws or regulations that may be adopted in the future, could adversely affect us and the scope of our activities, whether or not we are a subsidiary of a bank holding company or a financial holding company. These new laws and regulations could also affect the way various of our counterparties are generally required to do business with their customers, which may affect us.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2010. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Significant Dilution to Stockholders and Control of New Investors. The Series B Stock issued to the investors at the closing of our recapitalization in 2008, dividends accrued on the Series B Stock post-closing and potential special voting rights provided to the investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the investors control of the Company.

•	Sustained Financial Market Disruptions. Disruption in global capital and credit markets may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our Official Check and Money Order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, including the recently enacted Dodd-Frank Act and the regulations to be developed thereunder, or changes in laws, regulations or other industry practices and standards, could have an adverse effect on our results of operations, or change our relationships with our customers, investors and other stakeholders.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain Office of Foreign Assets Control restrictions, could cause contravention of United States law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. An unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. If we are deemed to be a subsidiary of a bank holding company, our ability to engage in other businesses may be limited to those permissible for a bank holding company.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Anti-Takeover Provisions. Our capital structure, our charter documents or specific provisions of Delaware law may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the criteria for listing on the New York Stock Exchange.

•	Other Factors. Additional risk factors as may be described in our other filings with the SEC from time to time.

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
Changes in Internal Control over Financial Reporting — During the third quarter of 2010, the Company implemented a large system transformation which re-engineered select core business processes, particularly those related to its partner set-up, settlement and servicing. This transformation provides the Company with a platform to leverage its infrastructure to enable and drive profitable and sustainable growth, increase operational efficiency and automate controls and compliance. The transformation benefits the money transfer, bill payment and money order products. Other than this implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims, litigations and government inquiries that arise from time to time in the ordinary course of our business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition of any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
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
Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors are defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russel L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney in this proceeding and the California Action discussed below.

ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleges claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleges that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleges that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint seeks damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions were scheduled for hearing before the Court on October 22, 2010. On October 13, 2010, the Company entered into a Settlement Agreement which provides for a cash payment of $4.5 million, all but approximately $0.7 million of which will be paid by the Company’s insurance carrier.
California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleges derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The Company’s previously disclosed settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney against the Company and the defendants. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2010, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
November 5, 2010	By:	/s/ JAMES E. SHIELDS
James E. Shields
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.1	Letter Agreement, by and between MoneyGram International, Inc. and James E. Shields, effective as of July 13, 2010 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).

10.2	Severance Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 13, 2010 (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).

10.3	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 21, 2010 (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.