Form 10-K
period 2010-12-31
MONEYGRAM INTERNATIONAL INC
filed 2011-03-16
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 1-31950

MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code
(214) 999-7552

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The market value of common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $203.9 million.

83,620,522 shares of common stock were outstanding as of March 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2011 Annual Meeting.

PART I

Item 1.	BUSINESS

Overview

MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our major products include global money transfers, bill payment solutions and money orders. We help people and businesses by providing affordable, reliable and convenient payment services.

The MoneyGram® brand is recognized throughout the world. We offer more choices and more control for people separated from friends and family by distance or those with limited bank relationships to meet their financial needs. Our payment services are available at approximately 227,000 agent locations in approximately 190 countries and territories. Our services enable consumers throughout the world to transfer money and pay bills, helping them meet the financial demands of their daily lives. Our payment services also help businesses operate more efficiently and cost-effectively.

Our principal executive offices are located at 2828 N. Harwood Street, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 999-7552. Our website address is www.moneygram.com.

History and Development

We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc. (“MPSI”). Through its predecessor, Travelers Express Company, Inc. (“Travelers Express”), MPSI has been in operation for 70 years. Travelers Express acquired MPSI in 1998, adding the MoneyGram brand to our Company and adding international money transfer services to our payment service offerings. In 2005, we consolidated the operations of Travelers Express with MPSI to eliminate costs of operating the two businesses under separate corporate entities. This completed the transition of our business from the Travelers Express brand to the MoneyGram brand, and we retired the Travelers Express brand.

In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital (collectively, the “2008 Recapitalization”). The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) in a private placement of 760,000 shares of Series B Participating Convertible Preferred Stock of the Company (the “B Stock”) and Series B-1 Participating Convertible Preferred Stock of the Company (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”) for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of the B-1 Stock.

As part of the 2008 Recapitalization, our wholly owned subsidiary, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”), issued Goldman Sachs $500.0 million of senior secured second lien notes with a 10-year maturity (the “Notes”). We also entered into a senior secured amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) as agent for a group of lenders, bringing the total facility to $600.0 million. The amended facility included $350.0 million in two term loan tranches and a $250.0 million revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2008 Recapitalization” for further information regarding the 2008 Recapitalization.

In 2008, we completed the acquisition of MoneyCard World Express, S.A. (“MoneyCard”) and Cambios Sol, S.A., two money transfer super-agents located in Spain. Thereafter, we merged Cambios Sol, S.A. into MoneyCard and now maintain MoneyCard as our subsidiary. In 2009, we acquired the French assets of R. Raphaels & Sons PLC. We also sold FSMC, Inc. and continued the exit of our ACH Commerce business in 2009. In 2010, we acquired our agent in the Netherlands, Blue Dolphin Financial Services N.V.

Recent Developments

On March 7, 2011, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with THL, as the holder of all of the B Stock, and Goldman Sachs, as the holder of all of the B-1 Stock. Pursuant to the Recapitalization Agreement, (i) THL will convert all of the shares of B Stock into shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs will convert all of the shares of B-1 Stock into shares of Series D Participating Convertible Preferred Stock of the Company (the “D Stock”) in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL will receive approximately 28.2 million additional shares of our common stock and $140.8 million in cash, and Goldman Sachs will receive approximately 15,504 additional shares of D Stock (equivalent to approximately 15.5 million shares of our common stock) and $77.5 million in cash (such transactions, collectively, the “2011 Recapitalization”).

The 2011 Recapitalization has been approved unanimously by our board of directors following the recommendation of a special committee of the board of directors comprised of independent and disinterested members of our board of directors, and is subject to various conditions contained in the Recapitalization Agreement, including the approval of the 2011 Recapitalization or any other matter that requires approval under the Recapitalization Agreement (collectively the “Stockholder Approval Matters”) by the affirmative vote of a majority of the outstanding shares of our common stock and B Stock (on an as-converted basis), voting as a single class, and the affirmative vote of a majority of the outstanding shares of our common stock (not including the B Stock or any other stock of the Company held by any Investor), in each case voting on the Stockholder Approval Matters and the Company’s receipt of sufficient financing to consummate the 2011 Recapitalization.

Concurrently with entering into the Recapitalization Agreement, Worldwide and the Company entered into a consent agreement (the “Consent Agreement”) with certain affiliates of Goldman Sachs (the “GS Note Holders”) who are holders of the Notes. Pursuant to the Consent Agreement, the parties thereto have agreed to enter into a supplemental indenture to the indenture governing the Notes that will, among other things, amend the indenture in order to permit the 2011 Recapitalization. In addition, the Company is currently working with certain of its relationship banks to put in place a new senior secured credit facility comprised of a revolver and a term loan, which would refinance the Company’s existing senior secured credit facility and provide the funding for the 2011 Recapitalization.

The foregoing description of the Recapitalization Agreement and the Consent Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and the Consent Agreement and is qualified in its entirety by reference to the Recapitalization Agreement and the Consent Agreement, which are filed as Exhibit 2.1 and Exhibit 10.1, respectively, to our Current Report on Form 8-K as filed with the SEC on March 9, 2011.

Our Business

Our global money transfer and bill payment services are our primary revenue drivers. Money transfers are transfers of funds between consumers from one location to another. The sender pays a fee based on the transfer amount and the destination location. The designated recipient may receive the transferred funds at any agent location. In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account, mobile phone account or prepaid card. We typically pay both our “send” and “receive” agents a commission for the transaction.

We provide money transfer services through our worldwide network of agents and through Company-owned retail locations in the United States and Western Europe. We also offer our money transfer services on the Internet via our MoneyGram Online service in the United States and through agent websites in Italy, Saudi Arabia and Japan. In Italy, Abu Dhabi and the Philippines, we also offer our money transfer services via mobile phone. We also offer our services through kiosks, ATM’s, receive cards and direct-to-bank account products in various markets around the world.

Our primary bill payment service offering is our ExpressPayment® service, which we offer at all of our money transfer agent locations in the United States and at certain agent locations in select Caribbean countries. Through our ExpressPayment service, a consumer can pay cash for bills at an agent location and obtain same-day notification of payment to the consumer’s account with its creditor (a “biller”). Our consumers can also use our ExpressPayment service to load and reload prepaid debit cards. Our ExpressPayment bill payment service is also available for payments to select billers via the Internet at www.moneygram.com.

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

During 2010, 2009 and 2008, our 10 largest agents accounted for 50 percent, 48 percent and 44 percent, respectively, of our total company fee and investment revenue and 54 percent, 53 percent and 53 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Walmart Stores, Inc. is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2010, 2009 and 2008, Walmart accounted for 30 percent, 29 percent and 26 percent, respectively, of our total company fee and investment revenue, and 32 percent, 32 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Our contract with Walmart in the United States, which runs through January 2013, provides for Walmart’s sale of our money order and money transfer services and real-time, urgent bill payment services at its retail locations on an exclusive basis.

Our Segments

We manage our business primarily through two segments: Global Funds Transfer and Financial Paper Products. The table below presents the components of our consolidated revenue associated with our segments for the year ended December 31:

	2010	2009	2008

Global Funds Transfer
Money transfer	79.4%	76.7%	68.8%
Bill payment	10.8%	11.6%	11.1%
Financial Paper Products
Money order	5.9%	6.4%	6.8%
Official check	3.5%	4.1%	12.0%
Other	0.4%	1.2%	1.3%

Total revenue	100.0%	100.0%	100.0%

Additional financial information about our segments and geographic areas appears in Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements.

Global Funds Transfer Segment

The Global Funds Transfer segment is our primary segment, providing money transfer and bill payment services to consumers, who are often unbanked or underbanked. Unbanked consumers are those consumers who do not have a traditional relationship with a financial institution. Underbanked consumers are consumers who, while they may have a savings account with a financial institution, do not have a checking account. Other consumers who use our services are convenience users and emergency users who may have a checking account with a financial institution but prefer to use our services on the basis of convenience or to make emergency payments. We primarily offer services to consumers through third-party agents, including retail chains, independent retailers and financial institutions.

In 2010, our Global Funds Transfer segment had total fee and investment revenue of $1,053.3 million. We continue to focus on the growth of our Global Funds Transfer segment outside of the United States. During 2010, 2009 and 2008, operations outside of the United States generated 28 percent, 27 percent and 25 percent, respectively, of our total company fee and investment revenue, and 31 percent of our Global Funds Transfer segment fee and investment revenue in all three years. The Global Funds Transfer segment is managed as two geographical regions, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region includes the United States, Canada, Mexico, the Caribbean and Latin America. The EMEAAP region includes Europe, the Middle East, Africa and the Asia Pacific region. In 2010, we added approximately 37,000 net locations, bringing our global agent network to approximately 227,000.

As of December 31, 2010, we had approximately 69,400 agent locations in the Americas, representing a 5 percent increase from December 31, 2009. Our locations in the Americas included approximately 40,000 locations in North America and 29,400 locations in Latin America, including approximately 13,500 locations in Mexico. In Ecuador, we added 1,200 Banco De Guayaquil locations, and we added 700 Canada Post locations to our network, making our money transfer services available to over 6, 300 locations coast to coast across Canada. We also added 600 locations in Mexico by increasing our network with Uniteller Financial Services.

As of December 31, 2010, we had approximately 157,600 agent locations in the EMEAAP region, representing a 27 percent increase from December 31, 2009. Our locations in the EMEAAP region included approximately 40,900 locations in Western Europe, 38,700 locations in Eastern Europe, 36,200 locations in the Indian subcontinent, 25,700 locations in the Asian Pacific, 12,300 locations in Africa and 3,800 locations in the Middle East. In the EMEAAP region, we added 33,600 agent locations in several markets, which represented a 27 percent increase in EMEAAP agent locations since December 31, 2009. We operate in over 11,000 locations in the Russian Federation primarily through our relationship with State Savings Bank of the Russian Federation (“Sberbank”) with 8,500 agent locations. In India, agent locations grew to 30,000 by adding UAE Exchange and Financial Services Limited and Thomas Cook India-Mumbai during 2010. The Bank of China now offers our services in 3,000 locations. We also expanded our agent locations in Morocco, Moldova, Indonesia, Nigeria, Philippines, Switzerland and Kazakhstan.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. Our platforms include AgentConnect®, which is integrated into an agent’s point-of-sale system, and DeltaWorks® and Delta T3®, which are separate software and stand-alone device platforms. Through our FormFree® service, customers may contact our call center and a representative will collect transaction information over the telephone, entering it directly into our central data processing system. We also operate two customer care centers in the United States, and we contract for additional call center services in various countries. We provide call center services 24 hours per day, 365 days per year and provide customer service in approximately 30 languages.

Money Transfers — We derive our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that enable us to establish different consumer fees and foreign exchange rates for our money transfer services by location, for a broader segment such as defined ZIP code regions or for a widespread direct marketing area.

As of December 31, 2010, we offer money transfers to consumers in a choice of local currency or United States dollars and/or euros in 138 countries, which we refer to as multi-currency. Our multi-currency technology allows us to execute our money transfers directly between and among several different currencies. Where implemented, these capabilities allow consumers to know the amount that will be received in the local currency of the receiving country, or in U.S. dollars or euros in certain countries.

Bill Payment Services — We derive our bill payment revenues primarily from transaction fees charged to consumers for each bill payment transaction completed. Through our bill payment services, consumers can make urgent payments or pay routine bills through our network to certain billers. We maintain relationships with billers in key industries (also referred to as “verticals”). These industries include the credit card, mortgage, auto finance, telecommunications, corrections, satellite, property management, prepaid card and collections industries.

Our bill payment services also enable consumers to load and reload prepaid debit cards. Consumers with any Visa ReadyLink®-enabled prepaid card or any NetSpend® prepaid debit card can add funds to their cards at any of our U.S. agent locations. We also offer our MoneyGram AccountNow® Prepaid Visa card, which participates in the Visa ReadyLink, Interlink® and Plus® networks. The card can be used everywhere Visa is accepted and can be reloaded at any of our U.S. agent locations. Our bill payment services also allow customers to make low-cost, in-person payments of non-urgent utility bills for credit to a biller, typically within two to three days.

Financial Paper Products Segment

Our Financial Paper Products segment provides money orders to consumers through our retail and financial institution agent locations in the United States and Puerto Rico, and provides official check services for financial institutions in the United States.

In 2010, our Financial Paper Products segment generated revenues of $109.5 million. Since early 2008, our investment portfolio has consisted of lower risk, highly liquid, short-term securities that produce a lower rate of return, which has resulted in lower revenues and profit margins in our Financial Paper Products segment.

Money Orders — We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than ten days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain of our large retail and financial institution agents in the United States.

In 2010, we issued approximately 174.2 million money orders through our network of 57,308 agent and financial institution locations in the United States and Puerto Rico. In 2009, we issued approximately 204.7 million money orders through our network of 61,092 agent and financial institution locations in the United States and Puerto Rico.

Official Check Outsourcing Services — As with money orders, we generate revenue from our official check outsourcing services from per item and other fees and from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than 3.8 days. In 2009, we restructured our official check business model by reducing the commissions we pay our financial institution customers and increasing per item and other fees. As of December 31, 2010, we provide official check outsourcing services at approximately 12,000 branch locations of more than 1,400 financial institutions. We issued 30.3 million and 35.9 million official checks in 2010 and 2009, respectively.

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

In 2009, we began reaching new customers through alternate money transfer delivery channels. We now offer our money transfer services on the Internet via our MoneyGram Online service in the United States and through agent websites in Italy, Saudi Arabia and Japan. In Italy, Abu Dhabi and the Philippines, we also offer our money transfer services via mobile phone and continue to enhance our money transfer services to consumers through the addition of kiosks, ATM’s, receive cards and direct-to-bank account products in various markets. In January 2010, we launched the MoneyGram iPhonetm application, Mobile Companion, allowing consumers to search for agent locations, including the agent’s address, phone numbers and hours of operation. Mobile Companion also includes the convenience of a fee estimator that allows consumers to determine the fee for a transaction in advance. In 2010, we also introduced the convenience of cash-to-card services through key agents in the Philippines, which allows their customers to collect remittances on a card, which can then be used to pay for purchases at participating stores.

We have made enhancements to our MoneyGram Online service and will continue to make further enhancements to provide a better consumer experience and efficiency in completing a transaction for our online customers, as well as more cost-effective transaction processing. We also enhanced our MoneyGram rewards program, and now offer members the ability to receive a text message on their mobile phones informing them that the funds they transferred have been picked up by their receiver.

We continue to invest in our infrastructure to provide a better overall consumer and agent experience, reduce our costs and create efficiencies. We have made important infrastructure enhancements to our settlement and commission processing, data management, financial systems and regulatory and compliance reporting. We continue our efforts to enhance our agent on-boarding process, improving our speed to market for new agents.

Sales and Marketing

We have global marketing, product management and strategic partnership teams located in numerous geographies, including the United States, United Kingdom, Italy, Spain, United Arab Emirates, India and China. We employ a strategy of developing products and marketing campaigns that are both global yet also tailored to address our customer base and local needs. We market our products through a number of dedicated sales and marketing teams, and continually assess the effectiveness of our sales and marketing efforts.

A wide range of marketing methods continue to support our sales efforts. A key component of our advertising and marketing efforts is our global branding. We use a marketing mix to support the global brand, which includes traditional media and digital and social media, point of sale materials, MoneyGram-branded signage at our agent locations, a loyalty program and targeted direct marketing programs and seasonal campaigns and sponsorships.

Our sales teams are organized by geographic area, channel and product. We have dedicated support teams that focus on developing our agent and biller networks to enhance the reach of our money transfer, bill payment and money order products. Our agent requirements vary depending upon the type of outlet or location, and our sales teams continue to work to improve and strengthen our agent partnerships with a goal of providing the optimal customer experience.

Competition

While we are the second largest money transfer company in the world, the market for our money transfer and bill payment services remains very competitive. The market consists of a small number of large competitors and a large number of small, niche competitors. Our competitors include other large money transfer and electronic bill payment providers, banks and niche person-to-person money transfer service providers that serve select regions. Our largest competitor in the money transfer market is Western Union, which also competes with our bill payment services and money order businesses. As new technologies for money transfer and bill payment services emerge that allow consumers to send and receive money and to pay bills in a variety of ways, we face increasing competition. These emerging technologies include online payment services, card-based services such as ATM cards and stored-value cards, bank-to-bank money transfers and mobile telephone payment services.

We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price and commission. We compete for money transfer consumers on the basis of number and location of outlets, price, convenience, technology and brand recognition. Due to increased pricing competition, in the first half of 2010 we introduced a $50 price band which allows consumers to send $50 of principal for a $5 fee at most locations, or $4.75 at a Walmart location.

Regulation

Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the United States and other countries, including international, federal and state anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s office of Foreign Assets Control (“OFAC”); money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs to comply with the most recent legal and regulatory changes. During 2010, we continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure.

Anti-Money Laundering Compliance.  Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as similar state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against the government’s watch-lists, including but not limited to, the watch list maintained by OFAC;

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require the aggregation of information over multiple transactions;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;

•	registration or licensing of the Company or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and

•	minimum capital or capital adequacy requirements.

Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible, so we can comply with the most current legal requirements.

We offer our money transfer services through third-party agents with whom we contract and do not directly control. As a money services business, we and our agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We also offer in-person and online training as part of our agent compliance training program and engage in various agent oversight activities.

Money Transfer and Payment Instrument Licensing — The majority of states in the United States, the District of Columbia, Puerto Rico and the United States Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. In November 2009, our primary overseas operating subsidiary, MoneyGram International Ltd, became a licensed payment institution under the European Union Payment Services Directive. Licensing requirements generally include minimum net worth, provision of surety bonds, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Most states and our other regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states and other regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

Escheatment Regulations — Unclaimed property laws of every state, the District of Columbia, Puerto Rico and the United States Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws, though we do not have material amounts subject to any such law.

Privacy Regulations — In the ordinary course of our business, we collect certain types of data that subject us to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to laws adopted pursuant to the European Union’s Data Protection Directive (the “Data Protection Directive”). We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Data Protection Directive. In some cases, the privacy laws of a European Union member state may be more restrictive than what is required under the Data Protection Directive and may impose additional duties with which we must comply. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly and conflicting laws in the various jurisdictions where we do business pose challenges.

Banking Regulations — We have been informed by Goldman Sachs that the Company was deemed a controlled subsidiary of a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), as a result of Goldman Sachs’ status as a bank holding company and its equity interest in the Company. Affiliates of Goldman Sachs beneficially own all of the Company’s B-1 Stock, and may convert such B-1 Stock into non-voting Series D Preferred Stock (the “D Stock”). Although the D Stock is not convertible into common stock of the Company while beneficially owned by Goldman Sachs, the D Stock may be sold or transferred to a third party who may then convert the D Stock into common stock. Goldman Sachs also holds an interest in our senior secured second lien notes issued in connection with the 2008 Recapitalization. As a result of these investments, Goldman Sachs has informed us that the Company may be considered a controlled non-bank subsidiary of Goldman Sachs for U.S. bank regulatory purposes. Companies that are deemed to be subsidiaries of a bank holding company are subject to the BHC Act, and are thus subject to reporting requirements and examination and supervision by the Federal Reserve Board.

Bank holding companies may engage in the business of banking, or activities that are so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. Bank holding companies that are well-capitalized, well-managed and meet certain other conditions, may become “financial holding companies.” The Federal Reserve Board has approved Goldman Sachs as a financial holding company, and Goldman Sachs may engage in additional activities that are financial in nature or incidental or complementary to financial activities as long as it meets these qualifications, and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Federal Reserve Board, together with the U.S. Treasury Department, may periodically announce additional permissible activities for financial holding companies.

We believe our current businesses are permissible activities for subsidiaries of financial holding companies. We do not expect the limitations on the nonbank activities of financial holding companies to limit our current business activities. It is possible, however, that these restrictions might limit our ability to enter other businesses in which we may wish to engage in the future. In addition, the new Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the regulations required to be enacted to implement such act, and other laws or regulations that may be adopted in the future, could adversely affect us and the scope of our activities, whether or not we are a subsidiary of a financial holding company. These new laws and regulations could also affect the ways our counterparties are generally required to do business with their customers, which may affect us, including potentially increased transaction and compliance costs.

We continue to discuss alternatives with Goldman Sachs and our respective advisers in an effort to address being deemed a holding company subsidiary under the BHC Act. We believe that the ultimate result will depend upon a number of factors, including the Federal Reserve’s consideration of the requirements for us to be deemed no longer “controlled” by Goldman Sachs for purposes of the BHC Act, market conditions, Goldman Sachs’ investment considerations, and the potential regulatory effects of the BHC Act and the Dodd-Frank Act. These considerations may change from time to time, and we can provide no assurance as to the timing or terms of any potential resolution of these “control” issues under the BHC Act.

Recent Federal Legislation in the United States — The Dodd-Frank Act was signed into law on July 21, 2010. While the Dodd-Frank Act will likely impose additional regulatory requirements upon us, it is difficult to gauge the impact on our business because many provisions of the Dodd-Frank Act require the adoption of rules and further studies. The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection (the “Bureau”), which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the United States. We will be required to provide enhanced disclosures to our money transfer customers, which may require us to modify our systems. In addition, we may be held liable for the failure of our agents to comply with the Dodd-Frank Act. The enhanced disclosure requirements and the extent of vicarious liability will be determined by rules to be issued by the Bureau when it becomes operational on or about July 21, 2011.

Other — We sell our MoneyGram-branded prepaid card in the United States, in addition to loading prepaid cards of other card issuers through our ExpressPayment system. Prepaid card services are generally subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws are applicable to us is uncertain and we are currently unable to determine the impact that any future clarification, changes or interpretation of these laws will have on our services.

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

We rely on two banks to clear our retail money orders. We currently have eight official check clearing banks. We believe these relationships provide sufficient capacity for our money order and official check outsourcing services.

We maintain contractual relationships with a variety of domestic and international cash management banks for automated clearing house (“ACH”) and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In addition, some large international banks have opted not to bank money service businesses. As a result, we also utilize regional or country-based banking partners in addition to large cash management banks.

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

We rely on a combination of patent, trademark and copyright laws, and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. We believe the intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. We believe we take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.

We own U.S. and foreign patents related to our money order and money transfer technology. Our United States patents have in the past given us competitive advantages in the marketplace, including a number of patents for automated money order dispensing systems and printing techniques, many of which have expired. We also have patent applications pending in the U.S. that relate to our money transfer, money order and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace. However, our competitors also actively patent their technology and business processes.

Employees

As of December 31, 2010, we had approximately 1,570 full-time employees in the United States and 722 full-time employees outside of the United States. In addition, we engage contractors to support various aspects of our business. None of our employees in the United States are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

Timothy C. Everett assumed the role of Executive Vice President, General Counsel and Corporate Secretary in January 2010, following the retirement of Teresa H. Johnson in September 2009. Mubashar Hameed, Chief Information Officer, and Jeffrey R. Woods, Executive Vice President and Chief Financial Officer, departed in January 2010. In April 2010, Nigel Lee became Executive Vice President of EMEAAP, following the departure of John Hempsey that same month. Also in April 2010, J. Lucas Wimer became Executive Vice President, Operations and Technology. James E. Shields joined us as Executive Vice President and Chief Financial Officer in July 2010. In February 2011, Juan Agualimpia became Executive Vice President and Chief Marketing Officer and Rebecca L. Lobsinger became Vice President, Controller and Chief Accounting Officer. Following is information regarding our executive officers:

Pamela H. Patsley, age 54, has served as Chairman and Chief Executive Officer since September 2009. Ms. Patsley was appointed Executive Chairman in January 2009. Ms. Patsley also serves on the boards of directors of Texas Instruments, Inc. and Dr. Pepper Snapple Group, Inc. Ms. Patsley previously served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc.

Juan Agualimpia, age 48, has served as Executive Vice President, Chief Marketing Officer since February 2011. Mr. Agualimpia previously served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development, including as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid from 2005 to March 2009.

Timothy C. Everett, age 48, has served as Executive Vice President, General Counsel and Corporate Secretary since January 2010. Mr. Everett previously served as Vice President and Secretary of Kimberly-Clark Corporation, a multi-national consumer product company, from 2003 to 2009. Prior to that, Mr. Everett served in various roles of increasing responsibility at Kimberly-Clark from 1993 to 2003. From 1990 to 1993, Mr. Everett was an associate with the global law firm, Akin, Gump, Strauss, Hauer & Feld, LLP. From 1984 to 1987, Mr. Everett was an auditor with the accounting firm Ernst & Young, LLP.

Nigel Lee, age 45, has served as Executive Vice President of EMEAAP since April 2010. Prior to joining MoneyGram, Mr. Lee was president of First Data Asia Pacific, a role he held since 2005. Previously, Mr. Lee served as regional vice president, financial services for EDS in Hong Kong. He has also held a variety of senior executive positions including CIO and Head of Strategy for Australian Home Loans, which is Australia’s largest non-bank retail lender. Mr. Lee began his career as a management consultant with Accenture, formerly Andersen Consulting.

Rebecca L. Lobsinger, age 36, has served as Vice President, Controller and Chief Accounting Officer since February 2011. From September 2005 until February 2011, Ms. Lobsinger served as Assistant Controller and from December 2004 through September 2005, Ms. Lobsinger served as the manager of financial standards and reporting for the Company. Through November 2004, Ms. Lobsinger was an auditor with the accounting firm PricewaterhouseCoopers LLP.

Daniel J. O’Malley, age 46, has served as Executive Vice President of the Americas since December 2009. From April 2007 to December 2009, Mr. O’Malley served as Senior Vice President, Global Payment Systems/President Americas. Mr. O’Malley previously served as Vice President, Global Payment Systems/Americas from April 2003 to April 2007, Vice President, Customer Service from June 1999 to April 2003, Director, Operations from 1996 to 1999, Regulatory Project Manager from 1995 to 1996, Manager of the Southeast Processing Center from 1989 to 1995 and Coordinator of the Southeast Processing Center from 1988 to 1989. Prior to joining the Company, Mr. O’Malley held various operations positions at NCNB National Bank and Southeast Bank N.A. from 1983 to 1988.

Steven Piano, age 45, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, a global electronic payment processing company, serving most recently as Senior Vice President — First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet — Nielsen Media Research and Lehman Brothers.

James E. Shields, age 49, has served as Executive Vice President and Chief Financial Officer since July 2010. From 2009 until July 2010, Mr. Shields engaged in independent financial consulting. During 2008, Mr. Shields served as senior vice president finance and treasurer for Royal Caribbean Cruise Lines. From 2005 to 2008, he served as vice president and treasurer of Celanese Corporation, a $6 billion chemical company with worldwide operations. Prior to that, Mr. Shields was vice president and chief financial officer for consumer markets at Qwest Communications International Inc.

J. Lucas Wimer, age 45, has served as Executive Vice President, Operations and Technology since April 2010. From January 2008 to April 2010, Mr. Wimer was a principal at THL Partners, where he was responsible for business transformation programs across the THL portfolio. From September 2003 to December 2007, he led infrastructure development for Capital One. From 1996 to 2003, Mr. Wimer provided management consulting, global project and practice leadership in performance measurement, cost reduction, merger integration and restructuring to the financial services industry for IBM Business Consulting Services, formerly PricewaterhouseCoopers.

Available Information

We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (www.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our principal executive offices are located at 2828 N. Harwood Street, Dallas, Texas 75201, and our telephone number is (214) 999-7552.

Item 1A.	RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC could have a material impact on our business, financial condition or results of operations.

RISK FACTORS

Our substantial debt service and preferred stock obligations, significant debt covenant requirements and our credit rating could impair our financial condition and adversely affect our ability to operate and grow our business.

We have substantial debt service and preferred stock obligations. Our indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:

•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flows from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our debt agreements contain financial and restrictive covenants that could significantly impact our ability to operate our business and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness increases our vulnerability to changing economic, regulatory and industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our debt service obligations could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted;

•	payment of cash dividends to the holders of the preferred stock in the future could reduce the funds available to us for our operations, acquisitions, product development or other corporate initiatives; and

•	we may be required to pay significant fees to obtain the necessary consents from holders of our debt to amend or reduce our debt and/or preferred stock.

Our credit rating is non-investment grade. Together with our level of leverage, this rating adversely affects our ability to obtain additional financing and increases our cost of borrowing.

Our proposed 2011 Recapitalization is subject to a number of conditions beyond our control. Failure to complete the 2011 Recapitalization could adversely affect our stock price and our future business and financial results.

Our proposed 2011 Recapitalization is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the 2011 Recapitalization, including the approval of the Stockholder Approval Matters by the affirmative vote of a majority of the outstanding shares of our common stock and B Stock (on an as-converted basis), voting as a single class, and the affirmative vote of a majority of the outstanding shares of our common stock (not including the B Stock or any other stock of the Company held by any Investor), in each case voting on the Stockholder Approval Matters, and the Company’s receipt of sufficient financing to consummate the 2011 Recapitalization. We cannot predict whether and when these conditions will be satisfied. We will also incur significant transaction costs whether or not the 2011 Recapitalization is completed. Any failure to complete the 2011 Recapitalization could have a material adverse effect on our stock price and our future business and financial results.

Our Series B Stock significantly dilutes the interests of the common stockholders and grants other important rights to the Investors.

The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share (subject to anti-dilution rights), giving the Investors an initial equity interest in us of approximately 79 percent (assuming conversion). Dividends payable on the Series B Stock have been accrued since inception. If we continue to accrue dividends in lieu of paying in cash, the ownership interest of the Investors will substantially increase and continue to dilute the interests of the common stockholders. With the accrual of dividends, the Investors had an equity interest of 84 percent (assuming conversion) as of December 31, 2010.

The holders of the B Stock vote as a class with the common stock and have a number of votes equal to the number of shares of common stock issuable if all outstanding shares of B Stock were converted into common stock plus the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into D Stock and subsequently converted into common stock. As a result, holders of the B Stock are able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. This concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of the Investors will coincide with the interests of other holders of our common stock.

In view of their significant ownership stake in the Company, THL, as a holder of the B Stock, has appointed four members to our Board of Directors. Goldman Sachs, as a holder of the B-1 Stock, has the right to appoint a director to our Board of Directors. Goldman Sachs has not exercised this right, but has appointed two observers who attend meetings of our Board of Directors. The size of our Board has been set at nine directors, four of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, Goldman Sachs shall have the right to designate one director who shall have one vote and THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully converted basis assuming the conversion of all shares of Series B Stock into common stock, minus the one vote of the director designated by Goldman Sachs. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

Sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•	We may be unable to access funds in our investment portfolio on a timely basis to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

•	Clearing and cash management banks upon which we rely to conduct our official check, money order and money transfer businesses could fail or experience sustained deterioration in liquidity. This could lead to our inability to clear our payment service instruments and move funds on a global and timely basis as required to settle our obligations and collect partner receivables.

•	Our revolving credit facility with a consortium of banks is one source of funding for corporate transactions and liquidity needs. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions such as acquisitions could be adversely affected.

•	We may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Continued weakness in economic conditions, in both the United States and global markets, could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our customers tend to have employment in industries such as construction, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business, which could adversely affect our results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.

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

If general market softness in the United States or other national economies important to the Company’s business were to continue for an extended period of time or deteriorate further, the Company’s results of operations could be adversely impacted. Additionally, if our consumer transactions decline or migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our results of operations.

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

If we lose key agents or are unable to maintain our Global Funds Transfer agent or biller networks, our business, financial condition and results of operations could be adversely affected.

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

Larger agents and billers in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development, equipment and capital necessary to meet these demands could require substantial expenditures and there can be no assurance that we will have the available capital after paying dividends to the Investors and servicing our debt, or that we will be allowed to make such expenditures under the terms of our debt agreements. If we are unable to meet these demands, we could lose customers and our business, financial condition and results of operations would be adversely affected.

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2010 and 2009, our 10 largest agents accounted for 51 percent and 48 percent, respectively, of our total company fee and investment revenue and 55 percent and 53 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. In 2010 and 2009, our largest agent, Walmart, accounted for 30 percent and 29 percent, respectively, of our total company fee and investment revenue and 33 percent and 32 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. The term of our agreement with Walmart runs through January 2013. If any of our key agents do not renew their contracts with us, or if such agents reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business, financial condition and results of operations would be adversely affected.

Litigation or investigations involving MoneyGram or our agents, which could result in material settlements, fines or penalties, may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers which may result in fines, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot always be predicted, although we vigorously defend against them.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations is difficult to assess or quantify. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

We have been served with subpoenas to produce documents and testify before the Grand Jury in the Middle District of Pennsylvania with regard to our U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and our consumer anti-fraud program. In addition, we have received civil investigative demands from a working group of nine state attorney generals who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud. The Company continues to cooperate fully with these investigations, but is unable to predict the outcome or the possible loss, or range of loss, if any, associated with the resolution of these matters.

We face credit risks from our retail agents and official check financial institution customers.

The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer. Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2010, we had credit exposure to our agents of approximately $594.0 million in the aggregate spread across over 15,000 agents, of which three owed us in excess of $15.0 million.

Our official checks outsourcing business is conducted through financial institutions. Our official check financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. MoneyGram is liable for payment on all of those instruments except cashier’s checks. As of December 31, 2010, we had credit exposure to our official check financial institution customers of approximately $375.7 million in the aggregate spread across 1,400 financial institutions, of which one owed us in excess of $15.0 million.

We monitor the creditworthiness of our agents and official check financial institution customers on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our agents and official check financial institution customers will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.

In the event of an agent bankruptcy, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, financial condition and results of operations.

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

The industry has come under increasing scrutiny from federal, state and local regulators in connection with the potential for consumer fraud. Negative economic conditions may result in increased agent or consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could lead to government enforcement actions and investigations, reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.

An inability of the Company or its agents to maintain adequate banking relationships may adversely affect our business, financial condition and results of operations.

We rely on domestic and international banks for international cash management, ACH and wire transfer services to pay money transfers and settle with our agents. We also rely on domestic banks to provide clearing, processing and settlement functions for our paper-based instruments, including official checks and money orders. The Company’s relationships with these banks are a critical component of our ability to conduct our official check, money order and money transfer businesses. An inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our official check, money order and money transfer businesses could adversely affect our business, financial condition and results of operations. There can be no assurance that the Company will be able to establish and maintain adequate banking relationships.

We rely on a primary international banking relationship for international cash management, ACH and wire transfer services. Should we not be successful in maintaining a sufficient relationship with one of the limited number of large international banks that provide these services, we would be required to establish a global network of banks to provide us with these services. This could alter the pattern of settlement with our agents and result in our agent receivables and agent payables being outstanding for longer periods than the current remittance schedule, potentially adversely impacting our cash flow. Maintaining a global network of banks, if necessary, may also increase our overall costs for banking services.

We and our agents are considered Money Service Businesses in the United States under the Bank Secrecy Act. The federal banking regulators are increasingly taking the stance that Money Service Businesses, as a class, are high risk. As a result, several financial institutions, which look to the federal regulators for guidance, have terminated their banking relationships with some of our agents. If our agents are unable to maintain existing or establish new banking relationships, they may not be able to continue to offer our services, which could adversely affect our business, financial condition and results of operations.

We may be unable to operate our official check and money order businesses profitably if we are not successful in retaining those partners that we wish to retain.

We have reduced the commission rate we pay to our official check financial institution customers, and have implemented, and in some cases increased, per-item and other fees for our official check and money order services. Due to the historically low interest rate environment, our official check financial institution customers have been receiving low or no commission payments from the issuance of payment service instruments. Our official check financial institution customers have a right to terminate their agreements with us if they do not accept these pricing changes. As a result of the pricing changes, historically low interest rate environment and contractual rights, there can be no assurance that we will retain those official check financial institution customers and money order agents that we wish to retain. If we are not successful in retaining those customers and agents that we wish to retain, and we are unable to proportionally reduce our fixed costs associated with the official check and money order businesses, our business, financial condition and results of operations could be adversely affected.

Failure to maintain sufficient capital could adversely affect our business, financial condition and results of operations.

If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. Further, we may not be able to meet new capital requirements introduced or required by our regulators. Given the leveraged nature of the Company and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to sufficient capital. Failure to have such access could materially impact our business, financial condition and results of operations.

Failure to attract and retain key employees could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a large extent upon our ability to attract and retain key employees. The loss of services of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to successfully develop and timely introduce new and enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. If alternative payment mechanisms become widely substituted for our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. We may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure change to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances, however, are inherently risky and we cannot guarantee that such investments or strategic alliances will be successful. If such investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced products and services, or if we are unable to avoid infringing on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

The MoneyGram® brand is important to our business. We utilize trademark registrations in various countries and other tools to protect our brand. Our business would be harmed if we were unable to adequately protect our brand and the value of our brand was to decrease as a result.

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to claims of third parties that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend any such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business prospects, financial condition and results of operation.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, in particular our largest competitor, The Western Union Company. In addition, new competitors or alliances among established companies may emerge. Further, some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. With respect to our money transfer, urgent bill payment and money order businesses, our primary competition comes from our largest competitor. We cannot anticipate every effect that actions taken by our competitors will have on our business, or the money transfer and bill payment industry in general.

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

MoneyGram and our agents are subject to a number of risks relating to U.S. and international regulatory requirements, which could result in material settlements, fines or penalties or changes in our or their business operations that may adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations that vary from country to country. The money transfer business is subject to a variety of regulations aimed at the prevention of money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of the OFAC, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. Additionally, we are subject to the anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws, as well as privacy and data protection laws. Many of the laws to which we are subject are evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.

In connection with the regulatory requirements to which we are subject, there has been increased public attention regarding prevention of money laundering, terrorist financing and the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen anti-money laundering, data protection, information security and consumer privacy. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these particular areas are evolving, inconsistent across various jurisdictions, and often unclear, which increases our operating compliance costs and our legal risks. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

In particular, we are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar anti-bribery laws in other jurisdictions. We are also subject to reporting, recordkeeping and anti-money laundering provisions in many jurisdictions, including the Bank Secrecy Act in the United States, as amended by the USA PATRIOT Act of 2001. Because of the scope of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many companies. We are also subject to regulatory oversight and enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network, or “FinCEN.” Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations.

Changes in laws, regulations or other industry practices and standards may increase our costs of operations and may disrupt our business as we develop new business and compliance models. For example, the European Union’s Payment Services Directive (“PSD”) imposes potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. We modified our business operations in the European Union in 2009 and 2010 in light of PSD and will likely experience additional costs of operating in the European Union to address PSD compliance. In the event we fail to comply with the PSD, our business, financial condition and results of operations may be adversely impacted. Additionally, the United States and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.

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

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. While we have instituted policies and procedures to protect against violations of law, it is possible that our money transfer service or other products could be used by wrong-doers in contravention of U.S. law or regulations. This could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

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

Because our business is particularly dependent on the efficient and uninterrupted operation of our computer network systems and data centers, disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.

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

We provide money transfer services between and among approximately 190 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism and political turmoil in North Africa, the Middle East and other regions;

•	restrictions on money transfers to, from and between certain countries;

•	money control and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection for our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the euro.

Changes in tax laws and unfavorable outcomes of tax positions we take could adversely affect our tax expense.

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

The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, changes among the bank regulatory agencies, and the ability to conduct business with holding company affiliates. Many of the provisions of the Dodd-Frank Act require studies and regulations. The Dodd-Frank Act requires enforcement by various governmental agencies, including the new Bureau. The new legislation and implementing regulations may increase our costs of compliance, and may require changes in the way we conduct business. We cannot predict the effects of this broad legislation or the regulations to be adopted pursuant to the Dodd-Frank Act.

We will be subject to various provisions of the Consumer Financial Protection Act of 2010 adopted as part of the Dodd-Frank Act, which will result in a new regulator with new and expanded compliance requirements, which is likely to increase our costs.

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

We are required to certify and report on our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. In order to achieve effective internal controls we may need to enhance our accounting systems or processes, which could increase our cost of doing business. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

We have significant overhang of salable convertible preferred stock relative to the public float of our common stock.

The trading market for our common stock was first established in June 2004. The float in that market now consists of approximately 83,400,000 shares out of a total of 83,620,522 shares issued and outstanding as of December 31, 2010. The Series B Stock issued to the Investors is convertible into shares of common stock or common equivalent stock at the price of $2.50 per common share, subject to anti-dilution rights. Pursuant to the Registration Rights Agreement entered into between the Company and the Investors at the closing of the 2008 Recapitalization, on December 14, 2010, we filed a registration statement on Form S-3 with the SEC that permits the offer and sale by the Investors of all of the Series B Stock that they hold, as well as any common stock or D Stock into which the B-1 Stock may be converted. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

Our charter documents and Delaware law contain provisions that could delay or prevent an acquisition of the Company, which could inhibit your ability to receive a premium on your investment from a possible sale of the Company.

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

Item 1B.	UNRESOLVED SEC COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration

Dallas, TX	Corporate Headquarters	Both	34,921	6/30/2021
Minneapolis, MN	Global Operations Center	Both	153,592	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	4/30/2015
Lakewood, CO	Call Center	Global Funds Transfer	114,240	3/31/2015

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. Per lease terms, we will be adding 12,000 square feet to our corporate headquarters in Dallas in 2012. Not included in the above table is approximately 14,600 square feet in Minneapolis, Minnesota that has been sublet. We also have a number of other smaller office locations in Arkansas, California, Florida, New York, France, Germany, Italy, Spain and the United Kingdom, as well as small sales and marketing offices in Australia, China, Greece, India, Italy, the Netherlands, Nigeria, Russia, South Africa, Spain, Ukraine, United Arab Emirates, and Switzerland. We believe that our properties are sufficient to meet our current and projected needs.

Item 3.	LEGAL PROCEEDINGS

Legal Proceedings — The Company is involved in various claims, litigation and government inquiries that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Federal Securities Class Actions — As previously disclosed, on March 9, 2010, the Company and certain of its present and former officers and directors entered into a Settlement Agreement, subject to final approval of the court, to settle a consolidated class action case originally filed on October 3, 2008 in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The settlement provides for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. At a hearing on June 18, 2010, the Court issued a final order and judgment approving the settlement. The settlement became effective on July 26, 2010, when the time to appeal the Court’s final order and judgment expired without any appeal having been filed. The Company paid $20.0 million into an escrow account in March 2010 and the insurance carrier paid $60.0 million in April 2010, resulting in full settlement of the Company’s liability in this matter.

Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors were defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arose out of the same matters at issue in the securities class action, alleged claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russell L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney in this proceeding and the California Action discussed below.

ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleged claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleged that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleged that to the extent that the Company is not a fiduciary, it was liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint sought damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions were scheduled for hearing before the Court on October 22, 2010. On October 13, 2010, the Company entered into a Settlement Agreement which provides for a cash payment of $4.5 million, all but approximately $0.7 million of which was paid by the Company’s insurance carrier. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleged derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint sought monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The Company’s previously disclosed settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney against the Company and the defendants. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.

Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. The liability on that particular patent is expected to be approximately $150,000 subject to a review by the District Court. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc”, which petition was denied by the Appellate Court on February 11, 2011.

Other Matters — Moneygram has been served with subpoenas to produce documents and testify before the Grand Jury in the Middle District of Pennsylvania. The subpoenas seek information related to MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. In addition, FinCEN has requested information concerning MoneyGram’s reporting of fraudulent transactions during this period. MoneyGram has provided the information requested pursuant to the subpoenas and continues to provide documents relating to its agents and the investigation. In November 2010, MoneyGram met with the Assistant U.S. Attorney for the Middle District of Pennsylvania (“AUSA”) and representatives of FinCEN to discuss the investigation. MoneyGram is in the process of providing additional information and scheduling a follow up meeting with the AUSA and FinCEN. No claims have been made against MoneyGram at this time.

Moneygram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. No claims have been made against MoneyGram at this time.

Due to the early stages of these other matters, we are unable to predict the outcome or the possible loss, or range of loss, if any, associated with these matters.

Item 4.	[RESERVED]

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol MGI. No dividends on our common stock were declared by our Board of Directors in 2010 or 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mezzanine Equity and Stockholders’ Deficit” and Note 12 — Stockholders’ Deficit of the Notes to Consolidated Financial Statements. As of March 7, 2011, there were 13,339 stockholders of record of our common stock.

The high and low sales prices for our common stock for fiscal 2010 and 2009 were as follows:

	2010		2009
Fiscal Quarter	High	Low	High	Low

First	$3.91	$2.53	$1.55	$1.00
Second	$4.01	$2.34	$1.78	$1.08
Third	$2.90	$1.99	$3.29	$1.83
Fourth	$2.94	$2.25	$3.25	$2.19

The Board of Directors has authorized the repurchase of a total of 12,000,000 shares, as announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2010, we have repurchased 6,795,000 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. The Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements.

The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $25.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2010 and 2009.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from December 31, 2005 to December 31, 2010 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The peer group index of payment services companies consists of: Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., MasterCard, Inc., Online Resources Corporation, Total System Services, Inc., Visa, Inc. and The Western Union Company (the “Peer Group Index”). We changed our peer group in 2009 to delete CSG Systems International, Inc., DST Systems, Inc. and Jack Henry & Associates, Inc. and to add MasterCard, Inc. and Visa, Inc. We believe the new peer group represents a more relevant group of companies in the global remittance market in which we participate. The graph assumes the investment of $100 in each of our common stock, our Peer Group Index and the S&P 500 Index on December 31, 2005, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*	$100 Invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010

MONEYGRAM INTERNATIONAL, INC	100	120.90	59.81	3.97	11.21	10.55
S&P 500 INDEX	100	115.80	122.16	76.96	97.33	111.99
PEER GROUP INDEX	100	117.05	145.76	91.74	145.21	132.64

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

YEAR ENDED DECEMBER 31,	2010	2009	2008	2007	2006

(Dollars and shares in thousands, except per share data)

Operating Results
Revenue
Global Funds Transfer segment	$1,053,281	$1,025,449	$1,015,929	$861,403	$672,366
Financial Paper Products segment	109,515	122,783	238,193	470,127	472,239
Other	3,857	13,479	16,459	18,463	18,671

Total revenue	1,166,653	1,161,711	1,270,581	1,349,993	1,163,276
Total operating expenses	1,008,255	1,086,313	1,151,760	1,139,749	974,858

Operating income	158,398	75,398	118,821	210,244	188,418
Total other expense, net (1)	100,018	97,720	456,012	1,203,512	11,646

Income (loss) from continuing operations before income taxes (2)	58,380	(22,322)	(337,191)	(993,268)	176,772

Income tax expense (benefit)	14,579	(20,416)	(75,806)	78,481	52,719

Income (loss) from continuing operations	$43,801	$(1,906)	$(261,385)	$(1,071,749)	$124,053

(Loss) earnings per common share:
Basic	$(1.10)	$(1.48)	$(4.19)	$(12.94)	$1.47
Diluted	$(1.10)	(1.48)	(4.19)	(12.94)	1.45
Weighted-average shares outstanding:
Basic	83,186	82,499	82,456	82,818	84,294
Diluted	83,186	82,499	82,456	82,818	85,818
Financial Position
Excess (shortfall) of assets over payment service obligations (3)	$230,229	$313,335	$391,031	$(551,812)	$358,924
Substantially restricted assets (3)	4,414,965	5,156,789	5,829,030	7,210,658	8,568,713
Total assets	5,115,736	5,929,663	6,642,296	7,935,011	9,276,137
Payment service obligations	4,184,736	4,843,454	5,437,999	7,762,470	8,209,789
Long-term debt	639,946	796,791	978,881	345,000	150,000
Mezzanine equity (4)	999,353	864,328	742,212	—	—
Stockholders’ (deficit) equity	(942,482)	(883,013)	(781,736)	(488,517)	669,063
Other Selected Data
Capital expenditures	$43,025	$38,258	$40,357	$71,142	$81,033
Depreciation and amortization	$48,074	$57,091	$56,672	$51,979	$38,978
Cash dividends declared per share	$—	$—	$—	$0.20	$0.17
Average investable balances (5)	$3,684,317	$4,246,507	$4,866,339	$6,346,442	$6,333,115
Net investment margin (6)	0.56%	0.75%	1.23%	2.28%	2.31%
Approximate number of countries and territories served	190	190	190	180	170
Number of money order locations (7)	46,000	49,000	59,000	59,000	55,000
Number of money transfer locations (7)	227,000	190,000	176,000	143,000	110,000

(1)	Total other expense, net for 2008 includes net securities losses of $340.7 million from the realignment of the investment portfolio in the first quarter of 2008, other-than-temporary impairments and declines in the value of our trading investments. Total other expense, net for 2007 includes net losses of $1.2 billion related to other-than-temporary impairments in the Company’s investment portfolio.

(2)	Income from continuing operations before income taxes for 2010 includes a $16.4 million gain related to the reversal of a patent lawsuit; $1.8 million of legal accruals related primarily to shareholder litigation; $1.8 million of asset impairments and $5.9 million of expense related to our global transformation initiative. Loss from continuing operations before income taxes for 2009 includes $54.8 million of legal reserves relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the FTC; $18.3 million of goodwill and asset impairments and a $14.3 million net curtailment gain on our benefit plans. Loss from continuing operations before income taxes for 2008 includes a $29.7 million net loss on the termination of swaps, a $26.5 million gain from put options on our trading investments, a $16.0 million valuation loss from changes in the fair value of embedded derivatives on our Series B Stock and a goodwill impairment of $8.8 million related to a discontinued business. Loss from continuing operations before income taxes for 2007 includes a goodwill impairment of $6.4 million related to a discontinued business.

(3)	Assets in excess of payment service obligations are substantially restricted assets less payment service obligations as calculated in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Substantially restricted assets are composed of cash and cash equivalents, receivables and investments.

(4)	Mezzanine Equity relates to our Series B Stock. See Note 11 — Mezzanine Equity of the Notes to Consolidated Financial Statements for the terms of the Series B Stock.

(5)	Investable balances are composed of cash and cash equivalents and all classes of investments.

(6)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(7)	Includes 27,000, 28,000, 30,000, 18,000 and 16,000 locations in 2010, 2009, 2008, 2007 and 2006, respectively, that offer both money order and money transfer services.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and under the caption “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further information regarding consolidation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

During the fourth quarter of 2010, the Company revised the presentation of its Consolidated Statements of Income (Loss) as a result of an internal review to enhance our external reporting and management reporting. As a result of this review, the Company will no longer present net revenue, previously measured as total revenue less total commissions expense, as this measure was not found to be a meaningful metric internally or to our external users. The Company will continue to separately disclose “Commissions expense.” In addition, the Company has created an operating income measure consistent with management reporting and to more clearly delineate operating and non-operating items. As a result, certain items are now presented below the operating income line based on management’s assessment of their nature as non-operating, including securities (gains) losses, interest expense and (gains) losses related to cash flow hedges. The securities (gains) losses and $2.4 million of gains and $2.8 million of losses related to historical cash flow hedges for the year ended December 31, 2009 and 2008, respectively, were previously presented in revenue. All prior periods have been reclassified to conform to this new presentation.

As further described in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, the Company has corrected the presentation of certain investments in time deposits and certificates of deposit in the 2009 and 2008 consolidated financial statements, reflecting the fact that these investments have original maturities in excess of three months but no greater than thirteen months.

Fee and other revenue — Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. Transaction fees are earned on money transfer, money order, bill payment and official check transactions. Money transfer transaction fees vary based on the principal amount of the transaction, the originating location and the receiving location. Money order, bill payment and official check transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.

Investment revenue — Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments. Investment balances vary based on the number of payment instruments sold, the principal amount of those payment instruments and the length of time that passes until the instruments are presented for payment.

Fee and other commissions expense — We incur fee commissions primarily on our money transfer products. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders. In certain limited circumstances for large agents, we may pay a fixed commission amount based on money order volumes transacted by that agent. Other commissions expense includes the amortization of capitalized agent signing bonus payments.

Investment commissions expense — Investment commissions consist of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by that financial institution. Through the second quarter of 2008, investment commissions expense included costs associated with interest rate swaps. We historically used interest rate swaps to convert a portion of our variable rate commission payments to fixed rate payments, which hedged the interest rate risk associated with the variable rate commissions paid to our financial institution customers. In connection with the interest rate swaps, we paid a fixed amount to a counterparty and received a variable rate payment in return. To the extent that the fixed rate exceeded the variable rate, we incurred an expense related to the swap; if the variable rate exceeded the fixed rate, we recognized income related to the swap. In connection with the restructuring of the official check business in 2008, we terminated certain financial institution customer relationships. As a result, we terminated the swaps related to commission payments in June 2008. See further discussion of the termination of these swaps in Note 6 — Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Table 1 — Results of Operations

				2010	2009	2010	2009
				vs.	vs.	vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008	2009	2008

				($)	($)	(%)	(%)
(Amounts in thousands)

Revenue
Fee and other revenue	$1,145,312	$1,128,492	$1,108,451	$16,820	$20,041	1%	2%
Investment revenue	21,341	33,219	162,130	(11,878)	(128,911)	(36)%	(80)%

Total revenue	1,166,653	1,161,711	1,270,581	4,942	(108,870)	0%	(9)%

Expenses
Fee and other commissions expense	500,759	497,105	502,317	3,654	(5,212)	1%	(1)%
Investment commissions expense	737	1,362	102,292	(625)	(100,930)	(46)%	(99)%

Total commissions expense	501,496	498,467	604,609	3,029	(106,142)	1%	(18)%
Compensation and benefits	226,422	199,053	224,580	27,369	(25,527)	14%	(11)%
Transaction and operations support	185,782	284,277	219,905	(98,495)	64,372	(35)%	29%
Occupancy, equipment and supplies	46,481	47,425	45,994	(944)	1,431	(2)%	3%
Depreciation and amortization	48,074	57,091	56,672	(9,017)	419	(16)%	1%

Total operating expenses	1,008,255	1,086,313	1,151,760	(78,058)	(65,447)	(7)%	(6)%

Operating income	158,398	75,398	118,821	83,000	(43,423)	110%	(37)%

Other expense (income)
Net securities (gains) losses	(2,115)	(7,790)	340,688	5,675	(348,478)	NM	NM
Interest expense	102,133	107,911	95,020	(5,778)	12,891	(5)%	14%
Other	—	(2,401)	20,304	2,401	(22,705)	NM	NM

Total other expense, net	100,018	97,720	456,012	2,298	(358,292)	2%	(79)%

Income (loss) before income taxes	58,380	(22,322)	(337,191)	80,702	314,869	NM	NM

Income tax expense (benefit)	14,579	(20,416)	(75,806)	34,995	55,390	NM	NM

Net income (loss)	$43,801	$(1,906)	$(261,385)	$45,707	$259,479	NM	NM

NM = Not meaningful

Following is a summary of our operating results in 2010 as compared to 2009:

•	Total fee and other revenue increased $16.8 million, or 1 percent, in 2010 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment, as well as the impact of certain businesses and products that were discontinued in 2009. Volume growth of 9 percent drove the increase in money transfer fee and other revenue, partially offset by lower average money transfer fees per transaction due to the $50 price band introduced in the United States earlier in 2010 and the lower euro exchange rate. See further discussion under Table 2 — Fee and Other Revenue and Commissions Expense.

•	Investment revenue decreased $11.9 million, or 36 percent, in 2010 due to lower yields earned on our investment portfolio and a decline in average investment balances.

•	Total commissions expense increased $3.0 million, or 1 percent, in 2010 due to money transfer volume growth, partially offset by a decline in the euro exchange rate, lower average commission rates and lower commissions expense related to the Financial Paper Products segment and bill payment products.

•	Total operating expenses decreased $78.1 million, or 7 percent, in 2010. Expenses in 2009 included $54.8 million of legal reserves relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the Federal Trade Commission; goodwill and asset impairments of $18.3 million; $15.0 million of incremental provision for loss, primarily from the closure of an international agent; a $14.3 million net curtailment gain on benefit plans; $6.4 million of costs related to the implementation of the European Union Payment Services Directive; and $4.4 million of executive severance and related costs. Expenses in 2010 included a $16.4 million reversal of a patent lawsuit accrual, $5.9 million of costs associated with our global transformation initiative and $1.8 million of asset impairments. In 2010, employee stock-based compensation increased $11.2 million, marketing costs increased $6.9 million and incentive compensation increased $1.6 million, while depreciation and amortization expense decreased $9.0 million.

•	Net securities gains of $2.1 million in 2010 reflect a $2.4 million net gain from the call of a trading investment, partially offset by $0.3 million of other-than-temporary impairments on other asset-backed securities. This is compared to net securities gains of $7.8 million in 2009, which reflected a $7.6 million net gain from the call of two trading investments and valuation gains of $4.3 million on the put option related to the remaining trading investment, partially offset by $4.1 million of other-than-temporary impairments on other asset-backed securities.

•	Interest expense decreased 5 percent to $102.1 million in 2010 from $107.9 million in 2009, reflecting lower outstanding debt balances due to repayments of debt, partially offset by the $8.6 million pro-rata write-off of deferred financing costs and debt discount related to the $165.0 million of debt prepayments during 2010.

•	We had income tax expense of $14.6 million on pre-tax income of $58.4 million in 2010, reflecting a release of $11.9 million of valuation allowances on U.S. deferred tax assets primarily due to reversals and payments of 2009 legal reserves.

•	The decline in the euro exchange rate decreased total revenue by $18.1 million and total expenses by $15.1 million, for a net decrease to our income before income taxes of $3.0 million.

Following is a summary of significant actions taken by the Company and economic conditions during the year that impacted our operating results in 2010:

Global Economic Conditions — Throughout 2010, worldwide economic conditions continued to remain weak, as evidenced by high unemployment rates, government assistance to citizens and businesses on a global basis, continued declines in asset values, restricted lending activity and low consumer confidence, among other factors. Historically, the money remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. However, given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2010. In addition, bill payment products available in the United States are not as resilient as money transfers given the more discretionary nature of some items paid for by consumers using these products. Accordingly, the volume of bill payment transactions continued to be adversely impacted in 2010, particularly in the auto, housing and credit card sectors. While there have been some indicators of moderation and improvement throughout 2010, particularly in the United States, we continue to have limited visibility into the future and believe growth rates will continue to be hampered in 2011.

Interest Rate Environment — Interest rates remained low through 2010. Interest rates affect our business in several ways, but primarily through investment revenue, investment commission expense and interest expense. First, the majority of our investment portfolio (including cash and cash equivalents and all classes of investments) is floating rate, causing investment revenue to decrease when rates decline and increase when rates rise. Second, the commissions we pay to our financial institution customers are variable rate, primarily based on the effective federal funds rate. Accordingly, our investment commissions expense decreases when rates decline and increases when rates rise. As discussed in Table 3 — Net Investment Revenue Analysis, our net investment margin is based on the spread between the yield earned on our investment portfolio and the commission rates paid to our financial institution customers. In the current environment, the federal funds rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While the vast majority of our contracts require the financial institution customers to pay us for the negative commission amount, we have opted at this time to impose certain per-item and other fees rather than require payment. We continue to monitor the negative commissions and are reviewing our current fee structure for possible changes. Finally, our senior facility is floating rate debt, and accordingly, our interest expense will decrease in a declining rate environment and increase when rates rise.

Money Transfer Pricing — In the first half of 2010, we introduced a $50 price band that allows consumers to send $50 of principal for a $5 fee at most locations, or a $4.75 fee at a Walmart location. In the fourth quarter of 2010, we increased advertising for our domestic business and, in particular, promoted the new $50 price band to every MoneyGram location across the United States. As discussed further in Table 7 — Global Funds Transfer Segment, the $50 price band impacted revenue growth during the year. As we expect the $50 price band to be a long-term change in our pricing, we anticipate revenue growth will continue to be impacted.

Official Check Restructuring and Repricing — In the first quarter of 2008, we initiated the restructuring of our official check business by changing the commission structure and exiting certain large customer relationships, particularly our top 10 financial institution customers. As of December 31, 2010, approximately $2.1 billion of balances for the top 10 customers have run-off, with the remaining balances expected to run-off as old issuances are presented to us for payment. The run-off of these balances reduced our investment revenue in 2010. In 2008, we reduced the commission rate paid to the majority of our official check financial institution customers to reflect the impact of the realigned investment portfolio on the profitability of this product. The repricing results in an average contractual payout rate of the effective federal funds rate less approximately 85 basis points, and reduced our investment commissions expense. See Table 3 — Net Investment Revenue Analysis for further discussion on the impact of our official check restructuring and repricing initiative.

Money Order Repricing and Review — In the fourth quarter of 2008, we initiated the first phase of a repricing initiative for our money order product sold through retail agent locations. This initiative increases the per-item fee we receive for our money orders and reflects the impact of the realigned investment portfolio on the profitability of this product. A broader second phase of repricing was initiated in the second quarter of 2009. In addition, we continue to review our credit exposure to our agents and may terminate or otherwise revise our relationship with certain agents. As anticipated, money order volumes in 2009 and 2010 declined from these initiatives. While we do not expect any further decline in money order volume due to our repricing initiatives, we do anticipate further market declines as consumers migrate to other payment products and as consumer prices increase due to agents passing along fee increases and changes in the general economic environment.

Global Transformation Initiative — In the second quarter of 2010, we announced that we were implementing a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative will include organizational changes, relocation of certain operations and investment in technology, among other items. Based upon preliminary estimates, the Company anticipates incurring $45 million to $50 million of cash outlays in future phases to generate annual pre-tax cost savings of $25 million to $30 million when fully implemented in 2012. In connection with the first phase of this initiative, we recorded $5.9 million of expenses during 2010, with $3.0 million included in the “Compensation and benefits” line, $1.3 million included in the “Transactions and operations support” line and $1.6 million included in the “Occupancy, equipment and supplies” line in our Consolidated Statements of Income (Loss).

Table 2 — Fee and Other Revenue and Commissions Expense

				2010	2009
				vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008

(Amounts in thousands)

Fee and other revenue	$1,145,312	$1,128,492	$1,108,451	1%	2%
Fee and other commissions expense	500,759	497,105	502,317	1%	(1)%
Fee and other commissions expense as a % of fee and other revenue	43.7%	44.1%	45.3%

In 2010, fee and other revenue increased $16.8 million, or 1 percent, compared to 2009. Fee and other revenue in 2009 included $8.3 million of incremental revenue from discontinued businesses and products, as well as $1.3 million of early agent termination fees. Money transfer revenue drove a net increase of $35.8 million, partially offset by an $8.1 million decrease in bill payment fee and other revenue and a $5.0 million decrease in money order fee and other revenue. Money transfer transaction volume growth of 9 percent drove $77.4 million of incremental revenue, while changes in corridor mix increased revenue $2.4 million. Fee and other revenue decreased $18.1 million from the lower euro exchange rate and $24.6 million from lower average money transfer fees due primarily to the introduction of the $50 price band in the United States. Foreign exchange revenue of $113.2 million in 2010 increased $4.3 million from 2009. Bill payment revenue decreased from lower average fees per transaction due to industry mix and lower volumes. See Table 7 — Global Funds Transfer Segment and Table 8 — Financial Paper Products Segment for further information regarding fee and other revenue.

In 2009, fee and other revenue increased $20.0 million, or 2 percent, compared to 2008, driven by money transfer transaction volume growth, partially offset by lower average money transfer fees, the decline in the euro exchange rate and a $6.6 million reduction in bill payment revenue. Money transfer transaction volume increased 6 percent, generating incremental revenue of $54.5 million. Average money transfer fees declined from lower average principal per transaction and corridor mix, reducing revenue by $15.8 million. The decline in the euro exchange rate reduced revenue by $16.2 million in 2009. In addition, money order and official check fee and other revenue increased $9.3 million and $5.6 million, respectively, primarily due to our repricing initiatives. Also, 2009 fee and other revenue declined $5.9 million from 2008 due to discontinued businesses and products. Fee and other revenue for 2009 includes $108.9 million of foreign exchange revenue, a decrease of $1.8 million from 2008.

In 2010, fee and other commissions expense increased $3.7 million, or 1 percent, from 2009 as money transfer transaction volume growth drove incremental expense of $23.7 million, partially offset by a $7.4 million benefit from the lower euro exchange rate, a $5.4 million decrease in expense as certain historical signing bonuses were fully amortized or written off in the prior year and a $1.2 million benefit from lower average money transfer commission rates. Money order commissions expense decreased $1.3 million due to volume, bill payment fee commissions decreased $2.6 million from lower volumes and average fees due to industry mix and the run-off of products and businesses discontinued in 2009 benefited commissions expense by $1.1 million.

In 2009, fee and other commissions expense decreased $5.2 million, or 1 percent, from 2008 due to lower average money transfer commission rates, the decline in the euro exchange rate, lower bill payment volumes and lower signing bonus amortization, partially offset by money transfer volume growth. Incremental fee commissions of $16.1 million resulting from money transfer transaction volume growth was significantly offset by a decrease of $7.7 million from lower average commission rates and $7.6 million from the decline in the euro exchange rate. Bill payment volume declines reduced commissions expense by $3.8 million and signing bonus amortization decreased by $2.0 million as certain historical signing bonuses were fully amortized in the third quarter of 2009.

Table 3 — Net Investment Revenue Analysis

				2010	2009
				vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008

(Amounts in thousands)

Investment revenue	$21,341	$33,219	$162,130	(36)%	(80)%
Investment commissions expense	(737)	(1,362)	(102,292)	46%	99%

Net investment revenue	$20,604	$31,857	$59,838	(35)%	(47)%

Average balances (1):
Cash equivalents and investments	$3,684,317	$4,246,507	$4,866,339	(13)%	(13)%
Payment service obligations	2,659,171	3,048,100	3,923,989	(13)%	(22)%
Average yields earned and rates paid (2):
Investment yield	0.58%	0.78%	3.33%
Investment commission rate	0.03%	0.04%	2.61%
Net investment margin (2)	0.56%	0.75%	1.23%

(1)	The average balances in the table reflect financial institution customers only.

(2)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2010 decreased $11.9 million, or 36 percent, compared to 2009. Lower yields earned on our investment portfolio drove $7.5 million of the decrease, while $4.4 million of the decrease relates to lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.

Investment revenue in 2009 decreased $128.9 million, or 80 percent, compared to 2008 due to lower yields earned on our investment portfolio and a decline in average investment balances from the termination of certain official check financial institution customers. Lower yields earned on our investment balances resulted in a decrease of $110.0 million from 2008, while the decline in average investment balances resulted in a decrease of $20.7 million. Investment revenue in 2008 also included a $10.0 million recovery of a security that was fully impaired in 2007.

Investment commissions expense in 2010 decreased $0.6 million, or 46 percent, compared to 2009 from lower rates implemented in the second phase of our repricing initiative in the second quarter of 2009 and lower average investment balances. Due to the continued low federal funds rate, most of our financial institution customers continue to be in a “negative” commission position as of December 31, 2010, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.

Investment commission expense in 2009 decreased $100.9 million, or 99 percent, compared to 2008. The decline in the federal funds rate and our repricing initiatives resulted in a decrease of $49.7 million, while lower average investment balances resulted in a decrease of $23.4 million. In addition, investment commissions expense for 2008 included a $27.7 million net loss from the termination of interest rate swaps as a result of the termination of certain official check customers in 2008. See Note 6 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for further information regarding the interest rate swaps.

As a result of the factors discussed above, the net investment margin decreased 0.19 percentage points in 2010 and 0.48 percentage points in 2009.

Expenses

The following discussion relates to operating expenses, excluding commissions expense, as presented in Table 1 — Results of Operations.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits increased $27.4 million, or 14 percent, in 2010 compared to 2009. Included in 2009 was a $14.3 million net curtailment gain on benefit plans, partially offset by $3.9 million of executive severance costs. The remaining increase in 2010 primarily relates to a $11.2 million increase in stock-based compensation from grants made in 2010 and the second half of 2009 in connection with executive hires, $3.0 million of severance associated with restructuring initiatives and a $1.6 million increase in incentive compensation from higher participation levels, which increased the compensation base as compared to the prior year, partially offset by lower sales incentives accruals. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased compensation and benefits expense by $2.8 million in 2010.

Compensation and benefits decreased $25.5 million, or 11 percent, in 2009 compared to 2008 primarily from a $14.3 million net curtailment gain on benefit plans, a $12.3 million decrease in executive severance and related costs, a $7.1 million decrease in incentive compensation from accruing annual incentives at a lower tier and a $2.0 million decrease from the suspension of the discretionary profit sharing plan. Stock-based compensation increased $10.5 million due to option grants awarded in 2009, partially offset by lower expense from historical grants that vested in the first quarter of 2009 and executive forfeitures. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased compensation and benefits by $2.1 million in 2009.

Transaction and operations support — Transaction and operations support expense includes marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support costs decreased $98.5 million, or 35 percent, in 2010 compared to 2009. Expenses in 2009 included $54.8 million of legal reserves relating to securities litigation, a patent lawsuit and a settlement with the Federal Trade Commission, $18.3 million of goodwill and asset impairments, an incremental provision for loss of $15.0 million primarily related to the closure of an international agent and consultant fees of $6.4 million related to the implementation of the European Union Payment Services Directive. Expenses in 2010 benefited from a $16.4 million reversal of legal reserves related to a patent lawsuit and a $4.8 million reduction in expenses related to telecommunications and agent forms and supplies due to cost savings initiatives. Partially offsetting these benefits was $6.9 million of incremental marketing costs to support transaction and agent growth, asset impairments of $1.8 million, $1.4 million of incremental licensing fees from international growth and $1.3 million of restructuring and related costs. As reflected in each of the amounts discussed above, the decline in the euro exchange rate decreased transactions and operations support expense by $3.1 million in 2010. In addition, the impact of foreign exchange rate movements on our foreign denominated assets and liabilities, or revaluation, generated $2.5 million of incremental expense in 2010.

Transaction and operations support costs increased $64.4 million, or 29 percent, in 2009 compared to 2008. We recorded legal reserves in 2009 of $20.3 million for securities litigation and stockholder derivative claims, $18.0 million for a settlement with the Federal Trade Commission and $16.5 million for a patent lawsuit. Asset impairments totaling $18.3 million were recorded in 2009, reflecting an increase of $9.5 million over 2008. Impairments in 2009 include a $7.0 million charge related to the decision to sell our airplane, a $5.2 million impairment of goodwill and other assets from the decision to discontinue certain bill payment products and the sale of a non-core business and a $6.1 million impairment of goodwill and intangible assets related to our money order product due to continued declines in that business. Professional fees increased by $9.5 million in 2009, primarily due to litigation fees and the implementation of the European Union Payment Services Directive. Our provision for agent receivables increased by $9.0 million, primarily from the closure of an international agent during the year. Marketing costs decreased $12.7 million in 2009 from controlled spending, partially offset by higher costs from agent location growth. In addition, expense in 2008 reflected $9.5 million of costs related to the 2008 Recapitalization and restructuring of the official check business. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased transaction and operations support expense by $1.7 million in 2009.

Occupancy, equipment and supplies — Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Expenses in 2010 decreased $0.9 million, or 2 percent, compared to 2009 due to lower delivery, postage and freight costs from controlled spending and the timing of agent roll-outs, partially offset by $1.6 million of facility cease-use and related charges associated with restructuring activities. As reflected in the amounts discussed above, the decrease in the euro exchange rate decreased occupancy, equipment and supplies expense by $0.6 million in 2010.

Occupancy, equipment and supplies increased $1.4 million, or 3 percent, in 2009 compared to 2008. Software maintenance and office rent increased $2.3 million and $1.5 million, respectively, to support the growth of the business. The timing of the roll out of new agent locations and controlled spending resulted in a $2.8 million reduction of agent costs. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased occupancy, equipment and supplies expense by $0.4 million in 2009.

Depreciation and amortization — Depreciation and amortization expense includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased $9.0 million, or 16 percent, in 2010 compared to 2009, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, signs and amortization of capitalized software. As reflected in the amounts discussed above, the decrease in the euro exchange rate decreased depreciation and amortization expense by $0.5 million in 2010.

Depreciation and amortization was flat in 2009 compared to 2008 as a $3.2 million increase in depreciation from capital investments in point of sale equipment, purchased software and other fixed assets to support the growth of the business was mostly offset by a $2.8 million decrease in amortization of capitalized software, intangible assets and other assets. As reflected in the amounts discussed above, the decrease in the euro exchange rate decreased depreciation and amortization expense by $0.6 million in 2009.

We implemented a new system in the third quarter of 2010 to increase the flexibility of our back office and improve operating efficiencies. In 2010 and 2009, we capitalized software costs of approximately $8.4 million and $4.3 million, respectively, related to this system. In connection with our global transformation initiative, we plan to make further investments in our infrastructure to enhance operating efficiencies and support our continued growth. As a result of these investments, depreciation and amortization expense may increase in the future.

Other Expense (Income)

Table 4 — Net Securities (Gains) Losses

				2010	2009
				vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008

(Amounts in thousands)

Realized gains from available-for-sale investments	$—	$—	$(34,200)	$—	$34,200
Realized losses from available-for-sale investments	—	2	290,498	(2)	(290,496)
Other-than-temporary impairments from available-for-sale investments	334	4,069	70,274	(3,735)	(66,205)
Valuation (gains) losses on trading investments and related put options	—	(4,304)	14,116	4,304	(18,420)
Realized gains from trading investments and related put options	(2,449)	(7,557)	—	5,108	(7,557)

Net securities (gains) losses	$(2,115)	$(7,790)	$340,688	$5,675	$(348,478)

Net securities gains of $2.1 million in 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option, partially offset by $0.3 million of other-than-temporary impairments related to other asset-backed securities.

Net securities gains of $7.8 million in 2009 reflect a $7.6 million net realized gain from the call of two trading investments, net of the reversal of the related put options. Valuation gains of $4.3 million on the put option related to the remaining trading investment were partially offset by $4.1 million of other-than-temporary impairments related to other asset-backed securities.

Net securities losses of $340.7 million in 2008 reflect $256.3 million of net realized losses from the realignment of our investment portfolio in the first quarter of 2008, $70.3 million of other-than-temporary impairments related to other asset-backed securities and $40.6 million of unrealized losses from our trading investments, partially offset by a $26.5 million unrealized gain from put options received in the fourth quarter of 2008 related to the trading investments. The other-than-temporary impairments and unrealized losses were the result of continued deterioration in the mortgage markets, as well as continued illiquidity and uncertainty in the broader markets in 2008. Our 2008 Recapitalization, which was completed on March 25, 2008, included funds to cover these losses.

Interest expense — Interest expense decreased to $102.1 million in 2010 from $107.9 million in 2009, reflecting lower outstanding debt balances, partially offset by $8.6 million of pro rata write-offs of deferred financing costs and debt discount related to the $165.0 million of debt prepayments in 2010. In 2009, we recorded a $2.7 million pro rata write-off of deferred financing costs and debt discount in connection with the prepayment of $185.0 million of debt in 2009. Based on our outstanding debt balances and interest rates in effect at December 31, 2010 and the expectation that we will continue to pay all interest in cash, our interest expense will be approximately $75.0 million in 2011. This amount would be reduced by any prepayments of debt we may make in 2011.

Interest expense increased to $107.9 million in 2009 from $95.0 million in 2008 due to higher average outstanding debt as a result of the recapitalization completed in the first quarter of 2008, partially offset by the payment of $186.9 million of debt in 2009. In addition, interest expense in 2009 includes $2.7 million of expense from the write-off of a pro-rata portion of deferred financing costs and debt discount in connection with the prepayment of debt in December 2009.

Income taxes — We had income tax expense of $14.6 million on pre-tax income of $58.4 million in 2010, primarily reflecting a release of $11.9 million of valuation allowances on deferred tax assets related to the U.S. jurisdiction. Reversals and payments of 2009 legal reserves reduced the tax base on which loss carryovers can be utilized and the corresponding release of valuation allowances.

We had a tax benefit of $20.4 million in 2009, primarily reflecting a release of $17.6 million of valuation allowances on realized deferred tax assets related to the U.S. jurisdiction. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, resulted in taxable income, which allowed us to release some valuation allowances on our tax loss carryovers. The book to tax differences include impairments on securities and other assets and accruals related to separated employees, litigation and unrealized foreign exchange losses.

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

As of December 31, 2010, our net deferred tax liability position of $4.3 million reflects $544.8 million of gross deferred tax assets, $63.3 million of gross deferred tax liabilities and a $485.8 million valuation allowance. Essentially all of our deferred tax assets relate to the U.S. jurisdiction. In 2007, we determined it was appropriate to establish a valuation allowance for a significant portion of our gross deferred tax assets as we did not believe that we had sufficient positive evidence to overcome the significant negative evidence of a three year cumulative loss. We continue to believe that it is appropriate to maintain a valuation allowance for a significant portion of our deferred tax assets due to significant negative evidence. Changes in facts and circumstances in the future may cause us to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. We continue to evaluate additional available tax positions related to the net securities losses in prior years.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) and Adjusted EBITDA (EBITDA adjusted for significant items) provide useful information to investors because they are an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. Finally, EBITDA and Adjusted EBITDA are financial measures used by management in reviewing results of operations, forecasting, assessing cash flow and capital, allocating resources and establishing employee incentive programs.

Although we believe the EBITDA and Adjusted EBITDA enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

Table 5 — EBITDA and Adjusted EBITDA

YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

Income (loss) before income taxes	$58,380	$(22,322)	$(337,191)
Interest expense	102,133	107,911	95,020
Depreciation and amortization	48,074	57,091	56,672
Amortization of agent signing bonuses	29,247	35,280	37,261

EBITDA	237,834	177,960	(148,238)
Significant items impacting EBITDA:
Net securities (gains) losses	(2,115)	(7,790)	340,688
Gain on security previously priced at zero	—	—	(10,456)
Severance and related costs	(346)	4,353	16,653
Restructuring and reorganization costs	5,853	—	—
Asset impairment charges	1,829	18,329	8,809
Stock-based compensation expense	26,011	14,152	3,691
Net curtailment (gain) loss on benefit plans	—	(14,339)	1,000
Legal accruals	(14,572)	54,750	—
Valuation loss on embedded derivatives	—	—	16,030
Transaction costs related to the 2008 Recapitalization	—	—	7,733
Debt extinguishment loss	—	—	1,499
Valuation loss on interest rate swaps			27,735

Adjusted EBITDA	$254,494	$247,415	$265,144

For 2010, EBITDA increased $59.9 million, or 34 percent, to $237.8 million from $178.0 million in 2009, reflecting lower legal accruals and asset impairment charges and the benefits of cost savings initiatives, partially offset by higher stock-based compensation and a net curtailment gain recorded in 2009. Adjusted EBITDA for 2010 increased $7.1 million, or 3 percent, to $254.5 million from $247.4 million in 2009, primarily due to money transfer growth and cost savings initiatives.

For 2009, EBITDA increased $326.2 million to $178.0 million as compared to negative EBITDA of $148.2 million in 2008. EBITDA in 2008 was negatively impacted by $340.1 million of net securities losses incurred during the realignment of our investment portfolio and the continued credit market deterioration, valuation losses on embedded derivatives and interest rate swaps, expenses related to our 2008 Recapitalization and executive severance and related costs. EBITDA in 2009 was negatively impacted by $54.8 million of legal accruals, higher stock-based compensation and asset impairment charges, partially offset by a $14.3 million net curtailment gain on benefit plans. Adjusted EBITDA for 2009 decreased $17.7 million, or 7 percent, to $247.4 million from $265.1 million in 2008, primarily due to lower investment revenue from the realignment of our investment portfolio and the run-off of investment balances from the official check restructuring, partially offset by money transfer growth.

Segment Performance

Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. We primarily manage our business through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.

The Global Funds Transfer segment is managed as two geographical regions or operating segments, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region includes the United States, Canada, Mexico, the Caribbean and Latin America. The EMEAAP region includes Europe, the Middle East, Africa and the Asia Pacific region. We monitor performance and allocate resources at both a regional and reporting segment level. As the two regions routinely interact in completing money transfer transactions and share systems, processes and licenses, we view the Global Funds Transfer segment as one global network. The nature of the consumers and products offered is the same for each region, and the regions utilize the same agent network, systems and support functions. In addition, the regions have similar regulatory requirements and economic characteristics. Accordingly, we aggregate the two operating segments into one reporting segment.

Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investment balances generated by that segment’s sale of payment instruments during the period. Net securities (gains) losses are not allocated to the segments as the investment portfolio is managed at a consolidated level. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Any interest rate swaps related to our credit agreements are not allocated to the segments.

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to our credit agreements, items related to our preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, certain legal and corporate costs not related to the performance of the segments and restructuring and related costs. Unallocated expenses in 2010 include $5.9 million of costs associated with our global transformation initiative and $1.8 million of asset impairments, in addition to other corporate costs of $7.4 million not allocated to the segments.

Unallocated expenses in 2009 include $20.3 million of legal reserves related to securities litigation and stockholder derivative claims, a net curtailment gain on benefit plans of $14.3 million, $7.0 million of asset impairments and $4.4 million of executive severance and related costs, in addition to other corporate costs of $12.9 million not allocated to the segments. Following is a reconciliation of segment operating income to the consolidated operating results:

Table 6 — Segment Information

YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

Operating income:
Global Funds Transfer	$139,314	$82,647	$142,203
Financial Paper Products	36,508	27,372	30,169
Other	(2,367)	(4,316)	(19,883)

Total segment operating income	173,455	105,703	152,489
Net securities (gains) losses	(2,115)	(7,790)	340,688
Interest expense	102,133	107,911	95,020
Other	—	(2,401)	20,304
Other unallocated expenses	15,057	30,305	33,668

Income (loss) before income taxes	$58,380	$(22,322)	$(337,191)

Table 7 — Global Funds Transfer Segment

				2010	2009
				vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008

(Amounts in thousands)

Money transfer revenue:
Fee and other revenue	$926,489	$890,675	$872,849	4%	2%
Investment revenue	244	163	1,873	50%	(91)%

Total money transfer revenue	926,733	890,838	874,722	4%	2%
Bill payment revenue:
Fee and other revenue	126,467	134,535	141,169	(6)%	(5)%
Investment revenue	81	76	38	7%	100%

Total bill payment revenue	126,548	134,611	141,207	(6)%	(5)%
Total Global Funds Transfer revenue:
Fee and other revenue	1,052,956	1,025,210	1,014,018	3%	1%
Investment revenue	325	239	1,911	36%	(87)%

Total Global Funds Transfer revenue	1,053,281	1,025,449	1,015,929	3%	1%

Commissions expense	$496,645	$488,116	$491,932	2%	(1)%
Operating income	$139,314	$82,647	$142,203	69%	(42)%
Operating margin	13.2%	8.1%	14.0%

2010 Compared to 2009

Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For 2010, Global Funds Transfer total revenue increased $27.8 million, or 3 percent, driven by money transfer volume growth, partially offset by a decline in bill payment revenue.

Money transfer fee and other revenue increased $35.8 million, or 4 percent, driven by transaction volume growth of 9 percent and favorable corridor mix, partially offset by lower average money transfer fees from the introduction of the $50 price band in the United States and the lower euro exchange rate. Money transfer transaction volume growth generated incremental revenue of $77.4 million, while changes in corridor mix increased revenue another $2.4 million. Lower average money transfer fees decreased fee and other revenue by $24.6 million, while the lower euro exchange rate decreased revenue by $18.1 million. In addition, money transfer fee and other revenue in 2009 included $1.3 million of early termination fees.

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transactions originating outside of the United States increased 15 percent over the prior year. Excluding Spain, transactions originating outside of the United States increased 18 percent over the prior year. Transactions sent from Spain decreased 4 percent for the full year, but increased in the fourth quarter of 2010 as compared to the fourth quarter of 2009. Money transfer transactions originating in the United States, excluding transactions sent to Mexico, increased 8 percent due primarily to an 11 percent increase in intra-United States remittances. Transactions sent to Mexico declined 2 percent from the impact of the United States recession on our consumers, but improved during the last half of the year. Mexico represented approximately 9 percent of our total transactions in 2010, compared to approximately 10 percent in 2009.

Our money transfer agent base expanded 20 percent to approximately 227,000 locations in 2010, primarily due to expansion in markets outside the United States. At December 31, 2010, the Americas had approximately 69,400 locations, with 40,000 locations in North America and 29,400 locations in Latin America (including 13,500 locations in Mexico). At December 31, 2010, EMEAAP had approximately 157,600 locations located in the following regions: 40,900 locations in Western Europe, 38,700 locations in Eastern Europe, 36,200 locations in the Indian subcontinent, 25,700 locations in Asia Pacific, 12,300 locations in Africa and 3,800 locations in the Middle East.

Bill payment fee and other revenue decreased $8.1 million, or 6 percent. Lower average fees from changes in industry mix and lower volumes decreased revenue by $5.3 million and $2.8 million, respectively. Bill payment transaction volume decreased 1 percent, reflecting a change in transaction mix as we continue to grow in new emerging verticals that generate lower revenue per transaction than our traditional verticals. Due to economic conditions in the United States, volumes in our traditional verticals, such as auto and mortgage, continue to be negatively impacted.

Commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. In 2010, Global Funds Transfer commissions expense increased $8.5 million due primarily to $23.7 million of incremental expense from money transfer volume growth, partially offset by a $7.4 million decrease from the decline in the euro exchange rate and a $1.2 million decrease due to lower average money transfer commission rates. Bill payment commissions expense decreased $2.9 million from lower volumes and lower average fees per transaction, partially offset by incremental expense of $0.3 million from higher average commission rates related to biller incentives. Signing bonus expense decreased $2.9 million as certain historical signing bonuses were fully amortized or written off in the prior year

The operating margin for the Global Funds Transfer segment increased to 13.2 percent in 2010 from 8.1 percent in 2009. Included in the 2010 operating margin is a $16.4 million benefit from a legal accrual reversal in 2010. In 2009, the operating margin included $34.5 million of legal reserves related to a patent lawsuit and a settlement agreement with the Federal Trade Commission, an incremental $15.0 million provision for loss in 2009 from the closure of an agent and a $3.2 million goodwill impairment charge related to a discontinued bill payment product. After considering these items, the 2010 margin benefited from the money transfer volume growth, partially offset by lower bill payment revenue.

2009 Compared to 2008

For 2009, Global Funds Transfer total revenue increased $9.5 million, or 1 percent, due primarily to money transfer fee revenue growth, partially offset by lower bill payment revenue and lower investment revenue. Investment revenue decreased $1.7 million due to lower yields earned on our investment portfolio. See Table 3 — Net Investment Revenue Analysis for further information regarding average investment balances and yields on the consolidated investment portfolio.

Money transfer fee and other revenue grew $17.8 million, or 2 percent, driven by money transfer transaction volume growth, partially offset by lower average money transfer fees and the decline in the euro exchange rate. Money transfer transaction volume increased 6 percent, generating incremental revenue of $54.5 million. Volume growth in 2009 was lower than the prior year, reflecting the slowing economic conditions in 2009 and a growing volume base. Average money transfer fees declined from lower principal per transaction and corridor mix, reducing revenue by $15.8 million. The decline in the euro exchange rate, net of hedging activities, reduced revenue by $16.2 million in 2009.

Through the third quarter of 2009, pricing on money transfers remained stable. During the fourth quarter of 2009, we implemented a low-fee promotion with our largest agent, reducing the average fee per transaction. In January 2008, we launched our MoneyGram Rewards loyalty program in the United States, which provided tiered discounts on transaction fees to our repeat consumers, less paperwork and notifications to the sender when the funds are received, among other features. In 2009, we rolled out MoneyGram Rewards in Canada, France, Germany, Spain and certain agent locations in Italy. Our MoneyGram Rewards program has positively impacted our transaction volumes, with membership in the program up 30 percent as of December 31, 2009 compared to 2008 and transaction volumes from members up 34 percent.

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

Bill payment fee and other revenue decreased $6.6 million, or 5 percent, from 2008 from a 4 percent decrease in transaction volume. Lower bill payment volumes reduced revenue by $4.9 million, reflecting the departure of a large biller in the third quarter of 2008 and the impact of economic conditions on our bill payment customers. In addition, lower principal per transaction and biller vertical mix reduced revenue by $1.7 million in 2009.

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

The operating margin of 8.1 percent for 2009 decreased from 14.0 percent in 2008, due primarily to $34.5 million of legal reserves related to a patent lawsuit and a settlement agreement with the Federal Trade Commission, a $5.2 million increase in stock-based compensation, a $7.1 million increase in provision for loss and a $3.2 million goodwill impairment related to discontinued bill payment product offerings, partially offset by the higher fee revenue as discussed above.

Table 8 — Financial Paper Products Segment

				2010	2009
				vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009	2008	2009	2008

(Amounts in thousands)

Money order revenue:
Fee and other revenue	$64,342	$69,296	$59,955	(7)%	16%
Investment revenue	3,951	5,584	26,357	(29)%	(79)%

Total money order revenue	68,293	74,880	86,312	(9)%	(13)%
Official check revenue:
Fee and other revenue	25,696	23,690	18,061	8%	31%
Investment revenue	15,526	24,213	133,820	(36)%	(82)%

Total official check revenue	41,222	47,903	151,881	(14)%	(68)%
Total Financial Paper Products revenue:
Fee and other revenue	90,038	92,986	78,016	(3)%	19%
Investment revenue	19,477	29,797	160,177	(35)%	(81)%

Total Financial Paper Products revenue	109,515	122,783	238,193	(11)%	(48)%

Commissions expense	$3,931	$8,295	$110,310	(53)%	(92)%
Operating income	$36,508	$27,372	$30,169	33%	(9)%
Operating margin	33.3%	22.3%	12.7%

2010 Compared to 2009

Total revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. In 2010, total revenue decreased $13.3 million, or 11 percent, primarily from a $10.3 million decrease in investment revenue due to lower yields earned on our investment portfolio and a decline in the average investment balances from the run-off of certain official check financial institution customers terminated in prior periods. See Table 3 — Net Investment Revenue Analysis for further information. Money order fee and other revenue decreased $5.0 million due to a 15 percent decline in volumes. Money order volume declines are consistent with 2009 and are attributed to the anticipated attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. Official check fee and other revenue increased $2.0 million from 2009 due to our official check repricing initiatives, partially offset by the run-off of official check financial institution customers.

Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased $4.4 million, or 53 percent, due primarily to lower money order agent rebates from our repricing initiatives and lower signing bonus amortization, as well as lower investment balances resulting from the run-off of official check financial institution customers. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense.

The operating margin for the Financial Paper Products segment increased to 33.3 percent in 2010 from 22.3 percent in 2009, reflecting $6.1 million of goodwill and asset impairment charges in 2009 related to our money order business and lower commissions, partially offset by lower investment revenue in 2010.

2009 Compared to 2008

For 2009, Financial Paper Products total revenue decreased $115.4 million, or 48 percent, due primarily to a $130.4 million, or 81 percent, decrease in investment revenue from lower yields earned on our realigned investment portfolio and a decline in average investment balances from the termination of certain official check financial institution customers. See Table 3 — Net Investment Revenue Analysis for further information. This decrease was partially offset by a $15.0 million increase in fee and other revenue for money order and official check products, primarily due to our repricing initiatives. During 2009, money order volumes declined 17 percent. This decline is attributed to the anticipated attrition of agents due to the repricing initiative, consumer pricing increases as agents pass along fee increases, the continued migration to other payment methods and the general economic environment.

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

The operating margin increased to 22.3 percent in 2009 from 12.7 percent in 2008, reflecting the growth in fee revenue from repricing initiatives, the $27.7 million loss from the termination of swaps in 2008 and lower commissions expense from the decline in the federal funds rate and lower investment balances.

Trends Expected to Impact 2011

The discussion of trends expected to impact our business in 2011 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions during 2011 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.

Throughout 2010, global economic conditions remained weak. We cannot predict the duration or extent of the severity of these economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances. Given the global economic uncertainty, we have less visibility to the future and believe growth rates could continue to be impacted by slow economic conditions. In addition, bill payment products available in the United States have not been as resilient as money transfers.

While there is uncertainty around the global economy and the remittance industry, the World Bank, a key source of industry analysis for developing countries, is projecting five percent remittance growth in 2011. Our growth has historically exceeded the World Bank projections. We expect our growth to be driven by agent expansion and increasing productivity in our existing agent locations through marketing support, customer acquisition and new product innovation. We anticipate money transfer revenue growth to be lower than transaction growth through the first quarter of 2011 due to the lower average fees resulting from the $50 price band that was introduced in the first half of 2010. We anticipate that the $50 price band will be a long-term change in our pricing. We believe there is increased competitive pressure in the remittance industry and although we have not seen significant pricing pressure outside of the $50 price band, we will continue to proactively manage our pricing efforts. We believe all of these efforts will not only help to counteract the effects of the current global economic conditions, but position us for enhanced market share and growth when the economy begins to recover.

For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue in 2011. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. As a result, we anticipate that the Financial Paper Products segment will experience some financial institution and agent attrition in 2011. We do not believe that an increase in interest rates in 2011 will have a significant impact to our investment margin as the interest rates earned on the substantial portion of our investment portfolio reset on a frequent basis and our pricing initiatives have helped to mitigate interest rate risk.

We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance, as well as consumer fraud prevention and education. As we continue to revise our processes and enhance our technology systems to meet regulatory trends, our operating expenses for compliance may increase.

As we implement the second phase of our global transformation initiative in 2011, we anticipate that our operating expenses will increase in the short-term as up-front expenditures will be required to achieve the expected long-term cost savings. Based on current plans for the second phase, we anticipate incurring cash outlays of up to $22.0 million in 2011 related to restructuring, reorganization and technology investment activities. Up to $15.0 million of these cash outlays are anticipated to be recognized as an expense in 2011, with the remaining portion capitalized as internally-developed software and amortized over future periods.

Acquisition and Disposal Activity

Acquisition and disposal activity is set forth in Note 3 — Acquisitions and Disposals of the Notes to Consolidated Financial Statements.

2008 Recapitalization

On March 25, 2008, we completed a series of transactions pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital to support the long-term needs of the business and provide necessary capital due to the investment portfolio losses in late 2007 and the first quarter of 2008 (the “2008 Recapitalization”). The net proceeds of the 2008 Recapitalization were used to invest in cash equivalents to supplement our unrestricted assets and to repay $100.0 million on our revolving credit facility. For the key terms of the equity and debt capital issued, see Note 11 — Mezzanine Equity and Note 9 — Debt of the Notes to the Consolidated Financial Statements.

Recent Developments

On March 7, 2011, we entered into a Recapitalization Agreement with THL and Goldman Sachs pursuant to which (i) THL will convert all of the shares of B Stock into shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs will convert all of the shares of B-1 Stock into shares of D Stock in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL will receive approximately 28.2 million additional shares of our common stock and $140.8 million in cash, and Goldman Sachs will receive approximately 15,504 additional shares of D Stock (equivalent to approximately 15.5 million shares of our common stock) and $77.5 million in cash (such transactions, collectively, the “2011 Recapitalization”). Concurrently with entering into the Recapitalization Agreement, Worldwide and the Company entered into a Consent Agreement with the GS Note Holders in which the parties thereto have agreed to enter into a supplemental indenture to the indenture governing the Notes that will, among other things, amend the indenture in order to permit the 2011 Recapitalization. See “Business-Recent Developments” in this Form 10-K for further information regarding the 2011 Recapitalization, the Recapitalization Agreement and the Consent Agreement.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available to us for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments, trading investments and related put options and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.

Table 9 — Assets in Excess of Payment Service Obligations

(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$2,865,941	$3,376,824
Receivables, net (substantially restricted)	982,319	1,054,381
Short-term investments (substantially restricted)	405,769	400,000
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	160,936	298,633

	4,414,965	5,156,789
Payment service obligations	(4,184,736)	(4,843,454)

Assets in excess of payment service obligations	$230,229	$313,335

Liquidity

Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and short-term investment balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.

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

The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity and allows for the pattern of cash flows described above. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our revolving credit facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alteration in remittance timing or patterns. If deemed appropriate, we have the ability to deactivate an agent’s equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders. See “Enterprise Risk Management — Credit Risk” for further discussion of this risk and our mitigation efforts.

We also seek to maintain liquidity beyond our operating needs to provide a cushion through the normal fluctuations in our payment service assets and obligations and to invest in the infrastructure and growth of our business. While the assets in excess of payment service obligations, as shown in Table 9, would be available to us for our general operating needs and investment in the Company, we consider a portion of our assets in excess of payment service obligations as additional assurance that regulatory and contractual requirements are maintained. We believe we have sufficient assets and liquidity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that our external financing sources, including availability under our senior facility, will be sufficient to meet any liquidity needs.

Cash and Cash Equivalents and Short-term Investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service (“Moody’s”) and AA- or better by Standard & Poors (“S&P”), and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. As of December 31, 2010, cash and equivalents and short-term investments totaled $3.3 billion, representing 95 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.

Clearing and Cash Management Banks — We move and receive money through a network of clearing and cash management banks. The relationships with these clearing banks and cash management banks are a critical component of our ability to move monies on a global and timely basis. We have agreements with nine clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have eight official check clearing banks, of which five banks are currently operating under post-termination arrangements of their contracts. The remaining three active banks provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding payment service obligations, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to special purpose entities (“SPEs”) include the maintenance of specified ratios of greater than 100 percent of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution.

We also maintain contractual relationships with a variety of domestic and international cash management banks for ACH and wire transfer services used in the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base, and some of these large international banks have opted not to bank money service businesses. As a result, we also utilize regional or country-based banking partners in addition to large cash management banks.

Special Purpose Entities — For certain of our financial institution customers, we established individual SPEs upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the investment portfolio assets and payment service obligations related to the financial institution customer are all held by the SPE. In most cases, the fair value of the investment portfolio must be maintained in excess of the payment service obligations. As the related financial institution customer sells our payment service instruments, the principal amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. Under limited circumstances, the financial institution customers that are beneficiaries of the SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.

The combined SPEs hold 2 percent of our $3.4 billion portfolio as of December 31, 2010, as compared to 3 percent at December 31, 2009. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of our official check business, we expect the SPEs to continue to decline as a percentage of our portfolio as the outstanding instruments related to the financial institutions roll-off.

Credit Facilities — Our credit facilities consist of a senior facility and second lien notes. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for further information. During 2010, we repaid $165.0 million of outstanding Tranche B debt under our senior facility. Combined with previous debt repayments, we have repaid $351.9 million of our outstanding debt since January 1, 2009, including the repayment of the full $145.0 million balance on our revolving credit line, $205.0 million of prepayments on Tranche B debt and $1.9 million of scheduled quarterly principal payments on Tranche B debt. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding debt at December 31:

Table 10 — Schedule of Credit Facilities

	Interest Rate	Facility	Outstanding		2011
(Amounts in thousands)	for 2010	Size	2010	2009	Interest

Tranche A, due 2013	5.75%	$100,000	$100,000	$100,000	$5,750
Tranche B, net of unamortized discount, due 2013	7.25%	250,000	39,946	196,791	2,991
Revolving credit facility, due 2013	5.75%	250,000	—	—	—

First lien senior secured debt		600,000	139,946	296,791	8,741
Second lien notes, due 2018	13.25%	500,000	500,000	500,000	66,250

Total debt		$1,100,000	$639,946	$796,791	$74,991

(1)	Reflects the interest that will be paid in 2011 using the rates in effect on December 31, 2010, assuming no prepayments of principal and the continued payment of interest on the second lien notes.

Our revolving credit facility has $243.2 million of borrowing capacity as of December 31, 2010, net of $6.8 million of outstanding letters of credit issued. Amounts outstanding under the senior facility are due upon maturity in 2013. As a result of our debt prepayments, there are no mandatory principal payments required on Tranche B until maturity in 2013. We may elect an interest rate for the senior facility at each reset period based on either the United States prime bank rate or the Eurodollar rate, with a minimum rate of 250 basis points set for the Eurodollar option. The interest rate election may be made individually for each term loan and each draw under the revolving credit facility. For the revolving credit facility and Tranche A, the interest rate is either the United States prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. In addition, we incur fees of 50 basis points on the daily unused availability under the revolving credit facility. The interest rate for Tranche B can be set at either the United States prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Through 2009 and as of the date of this filing, our interest rates have been set based on the United States prime bank rate.

Amounts outstanding under the second lien notes are due upon maturity in 2018. The interest rate on the second lien notes is 13.25 percent per year. Prior to March 25, 2011, we have the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. We have paid the interest on the second lien notes through December 31, 2010, and we anticipate that we will pay the interest on the second lien notes that is due March 25, 2011.

Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in our credit facilities measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for certain items such as net securities (gains) losses, stock-based compensation expense, certain legal settlements and asset impairments, among other items (“adjusted EBITDA”). This measure is similar, but not identical, to the measure discussed under Table 5 — EBITDA and Adjusted EBITDA. Interest coverage is calculated as adjusted EBITDA to net cash interest expense. Liquidity is measured as assets in excess of payment service obligations, as shown in Table 9, adjusted for various exclusions. We are in compliance with all financial covenants as of December 31, 2010.

The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in 2010, and we do not anticipate declaring any dividends on our common stock during 2011.

Equity Registration Rights Agreement — The Company and the Investors also entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to five demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, we filed a shelf registration statement on Form S-3 with the SEC which would permit the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also would permit the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement is subject to review by the SEC and has not yet been declared effective by the SEC.

Credit Ratings — As of December 31, 2010 our credit ratings from Moody’s, S&P and Fitch Ratings (“Fitch”) were B1, B+ and B+, respectively, with a stable outlook assigned by the three credit rating agencies. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.

Mezzanine Equity — Our Series B Stock pays a cash dividend of 10 percent. At the Company’s option, we may accrue dividends at a rate of 12.5 percent through March 25, 2013 and 15.0 percent thereafter. We have accrued dividends from the issuance of Series B Stock through December 31, 2010.

Contractual and Regulatory Capital

Regulatory Capital Requirements — We have capital requirements relating to government regulations in the United States and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly owned subsidiary and licensed entity, MPSI, we are regulated in the United States by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations.

The regulatory requirements in the United States are similar to our internal measure of assets in excess of payment service obligations set forth in Table 9 — Assets in Excess of Payment Service Obligations. The regulatory payment service assets measure varies by state. The most restrictive states may exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPEs. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.

We are also subject to regulatory requirements in various countries outside of the United States, which typically results in needing to either prefund agent settlements or hold minimum required levels of cash within the applicable country. The most material of these requirements is in the United Kingdom, where our licensed entity, MoneyGram International Limited, is required to maintain a cash and cash equivalent balance equal to outstanding payment instruments issued in the European community. This amount will fluctuate based on our level of activity within the European Community, and is likely to increase over time as our business expands in that region. Assets used to meet these regulatory requirements support our payment service obligations, but are not available to satisfy other liquidity needs. As of December 31, 2010, we had approximately $50.2 million of cash deployed outside of the United States to meet regulatory requirements.

We were in compliance with all financial regulatory requirements as of December 31, 2010. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $160.9 million of available-for-sale investments as of December 31, 2010. United States government agency residential mortgage-backed securities and United States government agency debentures compose $137.2 million of our available-for-sale investments, while other asset-backed securities compose the remaining $23.7 million. In completing our 2008 Recapitalization in 2008, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Other Funding Sources and Requirements

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 11 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,143,444	$76,473	$286,328	$132,500	$648,142
Operating leases	47,683	11,782	22,940	7,482	5,479
Other obligations	300	300	—	—	—

Total contractual cash obligations	$1,191,427	$88,555	$309,268	$139,982	$653,621

Debt consists of amounts outstanding under our senior facility and the second lien notes at December 31, 2010, as shown in Table 10 — Schedule of Credit Facilities. Our Consolidated Balance Sheet at December 31, 2010 includes $639.9 million of debt, net of unamortized discounts of $1.3 million, and less than $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2010, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 11 as the timing and/or amount of payments are difficult to estimate.

The Company’s Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends in 2010 and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of December 31, 2010, we have accrued dividends of $125.0 million in our Consolidated Balance Sheets as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $3.1 million to the defined benefit pension plan during 2010. We anticipate a minimum contribution of up to $7.9 million to the pension plan trust in 2011. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2010, we paid benefits totaling $5.4 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.6 million in 2011. Expected contributions and benefit payments under these plans are not included in the above table as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. See Note 10 — Pensions and Other Benefits of the Notes to the Consolidated Financial Statements for further information.

As of December 31, 2010, the liability for unrecognized tax benefits was $10.2 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2010, the minimum commission guarantees had a maximum payment of $2.2 million over a weighted average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2010, the liability for minimum commission guarantees is $0.3 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Table 12 — Cash Flows from Operating Activities

YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

Net income (loss)	$43,801	$(1,906)	$(261,385)
Total adjustments to reconcile net income (loss)	72,398	158,909	341,740

Net cash provided by operating activities before changes in payment service assets and obligations	116,199	157,003	80,355

Change in cash and cash equivalents (substantially restricted)	510,883	700,557	(2,524,402)
Change in trading investments and related put options, net (substantially restricted)	29,400	32,900	—
Change in receivables, net (substantially restricted)	63,037	186,619	128,752
Change in payment service obligations	(658,782)	(594,545)	(2,324,486)

Net change in payment service assets and obligations	(55,462)	325,531	(4,720,136)

Net cash provided by (used in) continuing operating activities	$60,737	$482,534	$(4,639,781)

Table 12 summarizes the net cash flows from operating activities. Operating activities provided net cash of $60.7 million in 2010. Cash generated from our operations was primarily used to pay $165.0 million of principal and $83.5 million of interest on our debt, $40.2 million of capital expenditures, $27.2 million for signing bonuses and normal operating expenditures. These expenditures were offset by proceeds of $141.0 million from the maturity of available-for-sale investments and $29.4 million from a trading security that was called, all of which was reinvested in cash equivalents. We received an income tax refund of $3.8 million during 2010 and made income tax payments of $3.9 million.

Operating activities provided net cash of $482.5 million in 2009. In addition to normal operating expenses, cash generated from operations was used to pay $186.9 million of principal and $94.4 million of interest on our debt, $37.9 million of capital expenditures and $22.2 million for signing bonuses. We received an income tax refund of $43.5 million during 2009 and made income tax payments of $2.2 million. We also reinvested $141.0 million and $32.9 million of proceeds from our available-for-sale investments and trading investments, respectively, into cash and cash equivalents during 2009.

Operating activities used net cash of $4.6 billion in 2008. Besides normal operating activities, cash provided by continuing operations was used to pay $84.0 million of interest on our debt, $57.7 million for signing bonuses and $29.7 million to terminate our interest rate swaps. We also received an income tax refund of $24.7 million during 2008 and did not make any tax payments. During 2008, we used $4.7 billion of proceeds from the sale and normal maturity of available-for-sale securities and the 2008 Recapitalization to invest in cash equivalents and settle payment service obligations for instruments sold by departing official check financial institution customers in connection with the official check restructuring.

To understand the cash flow activity of our core business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the cash flows from investing activities related to our short-term investments and available-for-sale investments.

Table 13 — Cash Flows from Investing Activities

YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

Net investment activity	$135,216	$(259,001)	$3,389,331
Purchases of property and equipment	(40,191)	(37,948)	(38,470)
Cash paid for acquisitions, net of cash acquired	(330)	(3,210)	(2,928)
Proceeds from disposal of property and equipment	7,537	—	—
Proceeds from sale of business	—	4,500	—

Net cash provided by (used in) investing activities	$102,232	$(295,659)	$3,347,933

Table 13 summarizes the net cash flows from investing activities, primarily consisting of activity related to short-term investments and available-for-sale investments. Investing activities provided cash of $102.2 million during 2010, primarily from proceeds of $141.0 million from the maturity of available-for-sale investments. Investing activities used cash of $295.7. million in 2009, primarily from the purchase of $400.0 million of short-term investments, or time deposits and certificates of deposits with maturities greater than three months but no longer than twelve months, partially offset by $141.0 million of proceeds from the maturity of available-for-sale investments. For 2008, investing activities relate primarily to $2.9 billion of proceeds from the realignment of the investment portfolio and $493.3 million of proceeds from the normal maturity of available-for-sale investments. Proceeds from net investment activity for all years presented were reinvested in cash and cash equivalents.

Other investing activity consisted of capital expenditures of $40.2 million, $37.9 million and $38.5 million for 2010, 2009 and 2008, respectively, for agent equipment, signage and infrastructure to support the growth of the business and our continued investment in technology platforms to support the growth of the business and enhance operating efficiencies. Included in the Consolidated Balance Sheets under “Accounts payable and other liabilities” and “Property and equipment” is $3.9 million of property and equipment received by the Company, but not paid as of December 31, 2010. These amounts were paid in January 2011. We expect our total capital expenditures in 2011 to range from approximately $43.0 million to $51.0 million as we continue to invest in our technology infrastructure and agent network to support future growth, enhance operating efficiencies and address regulatory trends.

In 2010, we generated $7.5 million of proceeds from the sale of the corporate airplane and paid $0.3 million for the acquisition of Blue Dolphin net of cash acquired. In 2009, we received proceeds of $4.5 million from the sale of FSMC, Inc. and paid $3.2 million in connection with the acquisition of Raphaels Bank. In 2008, we acquired two of our super-agents in Spain, MoneyCard and Cambios Sol, for $2.9 million (net of cash acquired of $5.5 million).

Table 14 — Cash Flows from Financing Activities

YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

Net proceeds from the issuance of debt	$—	$—	$685,945
Payment on debt	(165,000)	(41,875)	(1,875)
Payments on credit facilities	—	(145,000)	(100,000)
Net proceeds from the issuance of preferred stock	—	—	707,778
Proceeds from exercise of stock options	2,031	—	—

Net cash (used in) provided by financing activities	$(162,969)	$(186,875)	$1,291,848

Table 14 summarizes the net cash flows from financing activities. In 2010, financing activities used $165.0 million of cash for prepayments on Tranche B of our senior facility, and provided $2.0 million of cash from the exercise of stock options. In 2009, we made payments totaling $145.0 million to pay our revolving credit facility in full. We also made payments totaling $41.9 million on Tranche B of our senior facility, consisting of a $40.0 million prepayment and $1.9 million of mandatory quarterly payments. In 2008, financing activities generated $1.4 billion of cash from the 2008 Recapitalization, net of $100.0 million of related transaction costs. From these proceeds, we paid $101.9 million toward the senior facility; the remaining proceeds were invested in cash and cash equivalents as shown in Table 12 — Cash Flows from Operating Activities.

Mezzanine Equity and Stockholders’ Deficit

Mezzanine Equity — See Note 11 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for information regarding the mezzanine equity.

Stockholders’ Deficit — On May 9, 2007, our Board of Directors approved a 5,000,000 share increase in our current authorization to purchase shares of common stock, bringing our total authorization to 12,000,000 shares. We suspended the buyback program in the fourth quarter of 2007. As of December 31, 2010, we had repurchased a total of 6,795,000 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,205,000 shares.

Under the terms of the equity instruments and debt issued in connection with the 2008 Recapitalization, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2010 and we do not anticipate declaring any dividends on our common stock during 2011.

ENTERPRISE RISK MANAGEMENT

Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate, foreign currency exchange and operational risk. See Part 1, Item 1A “Risk Factors” for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business, and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.

Management implements policies approved by our Board of Directors that cover our investment, capital, credit and foreign currency practices and strategies. The Board receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. An Asset/Liability Committee, composed of senior management, routinely reviews investment and risk management strategies and results. A Credit Committee, composed of senior management, routinely reviews credit exposure to our agents.

Following is a discussion of the strategies we use to manage and mitigate the risks we have deemed most critical to our business. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements’’ and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Credit Risk

Credit risk, or the potential risk that we may not collect amounts owed to us, affects our business primarily through receivables, investments and derivative financial instruments. In addition, the concentration of our cash, cash equivalents and investments at large financial institutions exposes us to credit risk.

Investment Portfolio — Credit risk from our investment portfolio relates to the risk that we may be unable to collect the interest or principal owed to us under the legal terms of the various securities. Our primary exposure to credit risk arises through the concentration of a large amount of our investment portfolio at a few large financial institutions (“financial institution risk”), as well as a concentration in securities issued by, or collateralized by, U.S. government agencies. We manage credit risk related to our investment portfolio by investing in short-term assets and in issuers with strong credit ratings. Our investment policy permits the investment of funds only in cash, cash equivalents, short-term investments and securities issued by U.S. government agencies with a maturity of 13 months or less.

The financial institutions holding significant portions of our investment portfolio act as custodians for our asset accounts, serve as counterparties to our foreign currency transactions and conduct cash transfers on our behalf for the purpose of clearing our payment instruments and related agent receivables and agent payables. Through certain check clearing agreements and other contracts, we are required to utilize several of these financial institutions. As a result of the credit market crisis, several financial institutions have faced capital and liquidity issues that led them to restrict credit exposure. This has led certain financial institutions to require that we maintain pre-defined levels of cash, cash equivalents and investments at these financial institutions overnight, with no restrictions to our usage of the assets during the day. While the credit market crisis and recession affected all financial institutions, those institutions holding our assets are well capitalized, and there have been no significant concerns as to their ability to honor all obligations related to our holdings.

We manage financial institution risk by entering into clearing and cash management agreements primarily with major financial institutions, and regularly monitoring the credit ratings of these financial institutions. Our financial institution risk is further mitigated as the majority of our cash equivalents and investments held by these institutions are invested in securities issued by U.S. government agencies or money market instruments collateralized by U.S. government agencies, which have the implicit or explicit guarantee of the U.S. government depending upon the issuing agency. Our non-interest bearing cash held at our domestic clearing and cash management banks was covered under the Temporary Liquidity Guarantee Program (“TLGP”) through December 31, 2010 as those banks opted into the program. The Federal Deposit Insurance Corporation (“FDIC”) created the TLGP program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. In addition, official checks issued by our financial institution customers were treated as deposits under the TLGP.

The TLGP expired on December 31, 2010, but has been replaced by provisions in the recently passed Dodd-Frank Act, which amend the Federal Deposit Insurance Act (“FDI Act”) to provide unlimited FDIC insurance on non-interest bearing accounts through December 31, 2012. In addition to cash in non-interest bearing accounts, the final rule’s definition of non-interest bearing transaction accounts encompasses “official checks” issued by insured depository institutions. Official checks, such as cashier checks and money orders issued by insured depository institutions, are “deposits” as defined under the FDI Act. The payee of the official check is the insured party. The legislation will also allow banks to begin paying interest on demand deposit accounts beginning on July 21, 2011. However, this alternative does not provide unlimited insurance coverage.

With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance. However, as our credit union customers were not insured by a TLGP-equivalent program, we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take. Corrective actions could include draws upon our senior facility to provide short-term liquidity until our assets are released, reimbursements of costs or payment of penalties to our agents and higher banking fees to transition banking relationships in a short timeframe.

The concentration in U.S. government agencies includes agencies placed under conservatorship by the U.S. government in 2008 and extended unlimited lines of credit from the U.S. Treasury. The implicit guarantee of the U.S. government and its actions to date support our belief that the U.S. government will honor the obligations of its agencies if the agencies are unable to do so themselves.

The following table shows categories of our investment portfolio held within and outside of the United States, with each section progressing from the Company’s perceived lowest to highest credit risk. All but $23.7 million of the investment portfolio is invested in cash, cash equivalents, short-term investments and investments issued or collateralized by U.S. government agencies. Approximately 95 percent of the portfolio is invested in cash, cash equivalents and short-term investments, with 92 percent invested in financial institutions located within the United States. Cash and cash equivalents held in financial institutions outside of the United States is placed to comply with local requirements or for operating use by our international entities. At December 31, 2010, our investment portfolio was distributed among 55 financial institutions as shown below. To prevent duplication in counts, the number of financial institutions holding our investment portfolio is shown on an incremental basis.

	Number of		Percent of
	Financial		Investment
	Institutions	Amount	Portfolio

(Amounts in thousands)

Cash equivalents collateralized by securities issued by U.S. government agencies	6	$1,818,137	53%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	137,226	4%
Cash, cash equivalents and short-term investments at institutions rated AA	5	1,243,820	36%
Cash, cash equivalents and short-term investments at institutions rated A	4	106,432	3%
Cash, cash equivalents and short-term investments at institutions rated BBB	2	409	—
Cash, cash equivalents and short-term investments at institutions rated below BBB	9	13,592	—
Other asset-backed securities	N/A	23,710	1%

Investment portfolio held within the United States	26	3,343,326	97%

Cash held on-hand at owned retail locations	N/A	8,512	—
Cash, cash equivalents and short-term investments held at institutions rated AA	1	15,480	1%
Cash, cash equivalents and short-term investments at institutions rated A	10	45,813	1%
Cash, cash equivalents and short-term investments at institutions rated below A	18	19,515	1%

Investment portfolio held outside the United States	29	89,320	3%

Total investment portfolio	55	$3,432,646	100%

Receivables — Credit risk related to receivables is the risk that we are unable to collect the funds owed to us by our agents and financial institution customers who have collected the principal amount and fees associated with the sale of our payment instruments from the consumer on our behalf. Substantially all of the business conducted by our Global Funds Transfer segment is conducted through independent agents, while the business conducted by the Financial Paper Products segment is conducted through both independent financial institution customers and agents. Our agents and financial institution customers receive the principal amount and fees related to the sale of our payment instruments, and we must then collect these funds from them. As a result, we have credit exposure to our agents and financial institution customers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents. As of December 31, 2010, we had credit exposure to our agents of $594.0 million in the aggregate spread across over 15,000 agents, of which three agents owed us in excess of $15.0 million each. As of December 31, 2010, we had a credit exposure to our official check financial institution customers of approximately $375.7 million in the aggregate spread across 1,400 financial institutions, of which one owed us in excess of $15.0 million.

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

Agents who only sell money orders typically have longer remit timeframes than other agents; in addition, the per transaction revenue tends to be smaller for money orders than for money transfers. As part of our review of the money order business, we evaluated our money order only agents to identify agents where the credit risk outweighs the revenue potential. The Company considered various mitigation actions for the identified agents, including termination of relationships, reductions in permitted transaction volumes and dollars, repricing the fees charged to the agent and prefunding by the agent of average remittances.

Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. With the termination of our interest rate swaps in the second quarter of 2008, our derivative financial instruments are used solely to manage exposures to fluctuations in foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments or experience credit rating downgrades, the value of the derivative financial instruments would decline and adversely impact our operating income. We manage credit risk related to derivative financial instruments by entering into agreements with only major financial institutions and regularly monitoring the credit ratings of these financial institutions. We also only enter into agreements with financial institutions that are experienced in the foreign currency upon which the agreement is based.

Interest Rate Risk

Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the nature of the realigned investment portfolio, particularly the high credit rating of financial institutions holding or issuing our cash, cash equivalents and short-term investments, along with the implicit guarantee of the U.S. government backing our money markets and majority of available-for-sale investments, we believe there is a low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2010, the Company held $538.6 million, or 16%, of the investment portfolio in fixed rate investments.

At December 31, 2010, the Company’s “Other asset-backed securities” are priced on average at five cents on the dollar for a total fair value of $23.7 million. While the Company does believe its “Other asset-backed securities” are at a risk of further decline, the 2008 Recapitalization completed on March 25, 2008 included funds to cover all losses on these securities, as well as the trading investments. Accordingly, any resulting adverse movement in our stockholders’ equity or assets in excess of payment service obligations from further declines in investments would not result in regulatory or contractual compliance exceptions.

Our operating results are primarily impacted by interest rate risk through our net investment margin, which is investment revenue less commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. After the portfolio realignment, we are invested primarily in interest-bearing cash accounts, deposit accounts, time deposits and certificates of deposit, and U.S. government money market funds. These types of investments have minimal risk of declines in fair value from changes in interest rates, with the interest rate resetting frequently, if not daily. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. As a result of our repricing initiative, described below, and the frequent resetting of interest rates earned on the investment portfolio, we believe that investment revenue and investment commissions would increase or decrease approximately in tandem. In addition, the investment portfolio and commission interest rates may differ, resulting in basis risk. We do not believe this risk is material and therefore do not currently employ any hedging strategies to address the basis risk between our commission rates and our investment portfolio, nor do we currently expect to employ such hedging strategies. As a result, our net investment margin may be adversely impacted if changes in the commission rate move by a larger percentage than the yield on our investment portfolio.

In the second quarter of 2008, we repriced our official check product to an average of federal funds effective rate less 85 basis points to better match our investment commission rate with our lower yield realigned portfolio. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers. While many of our contracts require the financial institution customers to pay us the negative commission amount, we have opted not to require such payment at this time. As the revenue earned by our financial institution customers from the sale of our official checks primarily comes from the receipt of their investment commissions from us, the negative commissions reduce the revenue our financial institution customers earn from our product. Accordingly, our financial institution customers may sharply reduce their issuances of official checks or choose to not renew their contracts with us if the negative commission positions continue. A substantial decline in the amount of official checks sold would reduce our investment balances, which would in turn result in lower investment revenue for us. As official checks are still required for many financial transactions, including home closings and vehicle purchases, we believe that risk is naturally mitigated in part. We continue to assess the potential impact of negative commissions on our official check business. While there are currently no plans for changes to our business as a result of the negative commissions, we may elect in the future to change some portion of our compensation structure for select financial institution customers to mitigate the risk of substantial declines in our investment balances.

Our senior facility is floating rate debt, resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. For the revolving credit facility and Tranche A, the interest rate is either the United States prime bank rate plus 250 basis points or the Eurodollar rate plus 350 basis points. As of December 31, 2010 the Company has no outstanding balance related to the revolving credit facility. For Tranche B, the interest rate is either the United States prime bank rate plus 400 basis points or the Eurodollar rate plus 500 basis points. Under the terms of the senior facility, the interest rate determined using the Eurodollar index has a minimum rate of 2.50 percent. Throughout 2010, the Company elected to use the United States prime bank rate as its basis. Elections are based on the index which we believe will yield the lowest interest rate until the next reset date. Interest rate risk is managed in part through index election.

The income statement simulation analysis below incorporates substantially all of our interest rate sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Components of our pre-tax income that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” As a result of the current federal funds rate environment, the outcome of the income statement simulation analysis on “Investment commissions expense” in a declining rate scenario is not meaningful as we have no downside risk. In the current federal funds rate environment, the worst case scenario is that we would not owe any commissions to our financial institution customers as the commission rate would decline to zero or become negative. Accordingly, we have not presented the impact of the simulation in a declining rate environment for “Investment commissions expense.” The following table summarizes the changes to affected components of the income statement under various scenarios.

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200

Interest income	$(974)	$(862)	$(765)	$3,398	$6,802	$13,512
Percent change	(6.1)%	(5.4)%	(4.8)%	21.3%	42.6%	84.6%
Investment commissions expense	NM	NM	NM	$(72)	$(502)	$(7,347)
Percent change	NM	NM	NM	(11.5)%	(80.4)%	(1177.4)%
Interest expense	NM	NM	NM	$(188)	$(230)	$(250)
Percent change	NM	NM	NM	(0.2)%	(0.3)%	(0.3)%
Pre-tax loss from continuing operations	NM	NM	NM	$3,137	$6,069	$5,915
Percent change	NM	NM	NM	4.2%	8.1%	7.9%

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in 190 countries and operate subsidiaries in 11 countries. As this risk may have an adverse effect on our earnings and equity, we hedge material transactional exposures when feasible using forward or option contracts. Translation risk, generated from translating foreign currency-denominated earnings into U.S. dollars for reporting purposes, is not hedged as this is not considered an economic exposure. In 2010, the decline of the euro exchange rate (net of hedging activities) resulted in a net decrease to our operating results of $3.0 million over 2009. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.

Our primary source of transactional currency risk is the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. In addition, we buy and sell in the spot market daily to settle transactions. The primary currency pairs, based on volume, that are traded against the dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The duration of forward contracts is typically less than one month.

Realized and unrealized gains or losses on transactional currency risk hedges and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statement of Income (Loss). The fair market value of any open hedges at period end are recorded in “Other assets” in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2010 was a loss of $5.4 million. We do not currently have any forward contracts that are designated as hedges for accounting purposes.

Had the euro appreciated/depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2010, pre-tax operating income would have increased/decreased $11.1 million for the year. This sensitivity analysis does not consider the impact of our hedging program.

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

Fair Value of Investment Securities — Investment securities classified as trading and available-for-sale are recorded at fair value. Realized gains and losses and other-than-temporary impairments related to these investment securities, along with unrealized gains and losses related to trading securities, are reported in the “Net securities (gains) losses” line in the Consolidated Statements of Income (Loss). Unrealized gains and losses related to available-for-sale securities are recorded in accumulated other comprehensive loss in stockholders’ deficit.

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

We receive prices from an independent pricing service for the vast majority of the fair value of our investment securities. We verify these prices through periodic internal valuations, as well as through comparison to comparable securities, any broker quotes received and liquidation prices. The independent pricing service will only provide a price for an investment if there is sufficient observable market information to obtain objective pricing. We receive prices from an independent pricing service for all investments classified as residential mortgage-backed securities and U.S. government agencies, as well as certain other asset-backed securities.

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

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. In the current market, the most subjective assumptions include the default rate of collateral securities and loss severity as it relates to our other asset-backed securities. As of December 31, 2010, we continue to hold investments classified as other asset-backed securities with a fair value of $23.7 million. Using the highest and lowest prices received as part of the valuation process described above, the range of fair value for these securities was $23.2 million to $31.6 million. At December 31, 2010, $20.8 million, or less than 1 percent, of our total investment portfolio was valued using internal pricing information. No third party price was able to be obtained for these securities.

Goodwill — We perform impairment testing of our goodwill balances annually as of November 30, and whenever an impairment indicator is identified. The testing is performed by comparing the estimated fair value of our reporting units to their carrying values. The fair value of our reporting units is estimated based on expected future cash flows discounted using a weighted-average cost of capital rate (the “discount rate”). Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing, such as forecasted growth rates and the discount rate, are consistent with our internal forecasts and operating plans. The estimates and assumptions regarding expected cash flows, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.

In connection with the annual impairment test for 2010, we assessed the Global Funds Transfer reporting unit, which had assigned goodwill of $428.7 million. No goodwill is assigned to the other reporting units. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. This excess is consistent with our expectations for the reporting unit and market indicators. Accordingly, we believe the goodwill assigned to the Global Funds Transfer reporting unit is not impaired. If the discount rate for the Global Funds Transfer reporting unit increases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $78.4 million, assuming all other components of the fair value estimate remain unchanged. If the growth rate for the Global Funds Transfer reporting unit decreases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $28.2 million, assuming all other components of the fair value estimate remain unchanged. Our estimated fair value for the Global Funds Transfer reporting unit would continue to be substantially in excess under either scenario.

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

	2010	2009	2008

Net periodic benefit cost:
Discount rate	5.80%	6.30%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.75%	5.75%	5.75%
Projected benefit obligation:
Discount rate	5.30%	5.80%	6.30%
Rate of compensation increase	5.75%	5.75%	5.75%

At each measurement date, the discount rate is based on the then current interest rates for high-quality, long-term corporate debt securities with maturities comparable to our obligations. The rate of compensation increase is applicable to the supplemental executive retirement plans (the “SERPs”) only and is based on historical compensation patterns for the plan participants and management’s expectations for future compensation patterns. During 2010, benefit accruals under all but one of the SERPs were frozen; for the one SERP, service credit is frozen, but future pay increases continue to be applicable for active participants. Accordingly, the rate of compensation has a nominal impact on the valuation for 2010 and future years.

Our pension plan assets are primarily invested in interest-bearing cash accounts and commingled trust funds issued or sponsored by the plan trustee. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on pension plan assets is based on our historical market experience, our pension plan investment strategy and our expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our expected return. Our pension plan investment strategy is reviewed annually and is based upon plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. At December 31, 2010, the pension assets are composed of approximately 60 percent in U.S. domestic and international equity stock funds, approximately 34 percent in fixed income securities such as global bond funds and corporate obligations, approximately 4 percent in a real estate limited partnership interest and approximately 2 percent in other securities.

The actual rate of return on average pension assets in 2010 was 4.8 percent, as compared to a 4.5 percent rate of return in 2009. We believe the 2010 returns indicate continued stabilization in the markets, and anticipate a return to historical long-term norms in the future. This is consistent with the widely accepted capital market principle that assets with higher volatility generate greater long-term returns and the historical cyclicality of the investment markets. Accordingly, we do not believe that the actual return for 2010 is significantly different from the long-term expected return used to estimate the benefit obligation. In addition, the participants of our plans are relatively young, providing the plan assets with sufficient time to recover to historical return rates.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Certain of the assumptions, particularly the discount rate and expected return on plan assets, require significant judgment and could have a material impact on the measurement of our pension obligation. Changing the discount rate by 50 basis points would have increased/decreased 2010 pension expense by $0.4 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2010 pension expense by $0.5 million.

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

We establish valuation allowances for our deferred tax assets based on a more likely than not threshold. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood that the deferred tax assets will be realized. If, based on the weight of available evidence, it is deemed more likely than not that the deferred tax assets will not be realized, we establish or maintain a valuation allowance. We weigh the positive and negative evidence commensurate with the extent it may be objectively verified. It is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence, particularly cumulative losses. Our assessment of whether a valuation allowance is required or should be adjusted requires judgment and is completed on a taxing jurisdiction basis. We consider, among other matters: the nature, frequency and severity of any cumulative financial reporting losses; the ability to carry back losses to prior years; future reversals of existing taxable temporary differences; tax planning strategies; and projections of future taxable income. The accounting treatment of our deferred taxes represents our best estimate of these items. A valuation allowance established or revised as a result of our assessment is recorded through “Income tax expense (benefit)” in our Consolidated Statements of Income (Loss). Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

We account for our liability for unrecognized tax benefits using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit by the tax authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. Our tax filings for various periods are subject to audit by various tax authorities. Actual tax amounts may be materially different from amounts accrued based upon the results of audits by the tax authorities. The amount of income tax or benefit recognized in our Consolidated Statements of Income (Loss) includes the impact of reserve provisions and changes to reserves that are considered appropriate based on current information and management’s best estimate, as well as any applicable related net interest and penalties.

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

•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Completion of the Proposed 2011 Recapitalization. Our proposed 2011 Recapitalization is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the 2011 Recapitalization.

•	Significant Dilution to Stockholders and Control of Investors. The Series B Stock issued to the Investors at the closing of our 2008 Recapitalization, dividends accrued on the Series B Stock post-closing and special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.

•	Sustained Disruptions in Financial Market or Financial Institution Liquidity. Disruption in the financial markets or at financial institutions may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our official check and money order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, including the recently enacted Dodd-Frank Act and the regulations developed thereunder or changes in laws, regulations or other industry practices and standards, could have an adverse effect on our results of operations, or change our relationships with our customers, investors and other stakeholders.

•	Changes in Laws. The Dodd-Frank Act, as well as regulations required thereby, and other laws or regulations that may be adopted in the future, could adversely affect us.

•	Increased Regulation of Financial Services Companies. The Dodd-Frank Act increases the regulation of financial services companies generally, including non-bank financial companies supervised by the Federal Reserve.

•	Consumer Financial Protection Act. We will be subject to various provisions of the Consumer Financial Protection Act of 2010, which will result in a new regulator with new and expanded compliance requirements, which is likely to increase our costs.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions, could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. Changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. As a deemed subsidiary of a bank holding company regulated under the BHC Act of 1956, we are subject to supervision, regulation and regular examination by the Federal Reserve.

•	Internal Controls. Our inability to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Debt. If the Company issues a large amount of debt, it may be more difficult for the Company to obtain future financing and our cash flow may not be sufficient to make required payments or repay our indebtedness when it matures.

•	Anti-Takeover Provisions. Our charter documents and Delaware law contain provisions that may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the SEC from time to time.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk disclosure is discussed under “Enterprise Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-65. See the “Index to Financial Statements” on page F-1.

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

In the third quarter of 2010, the Company implemented a new technology system to enhance certain processes, particularly those related to its partner set-up, settlement and partner servicing for the money transfer, bill payment and money order products. The new system will allow the Company to increase the flexibility of our back office, improve operating efficiencies and automate certain controls and compliance efforts. Other than process changes related to this implementation, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

MoneyGram International, Inc. (Registrant)

Date: March 15, 2011	By: /s/ Pamela H. Patsley Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

/s/ Pamela H. Patsley Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ James E. Shields James E. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Rebecca L. Lobsinger Rebecca L. Lobsinger	Vice President, Controller (Principal Accounting Officer)

* J. Coley Clark	Director

* Victor W. Dahir	Director

* Thomas M. Hagerty	Director

* Scott L. Jaeckel	Director

* Seth W. Lawry	Director

* Ann Mather	Director

* Ganesh B. Rao	Director

* W. Bruce Turner	Director

/s/ Timothy C. Everett Timothy C. Everett *As attorney-in-fact	Executive Vice President, General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.1		Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
3.2		Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).
3.3		Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.4		Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
3.5		Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
3.6		Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.1		Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2		Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.3		Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.4		Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.1		Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2		Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended February 17, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).
†10	.5	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

Exhibit
Number		Description

†10	.6	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10	.7	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 1010).
10.8		Amended and Restated Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.10 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.9		Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.11 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.10		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.12 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.11		Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.12		Amended and Restated Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.14 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.13		Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.15 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.14		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.15		Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
†10	.16	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.17	Viad Corp Deferred Compensation Plan, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10	.18	MoneyGram International, Inc. Executive Severance Plan (Tier I), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10	.19	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier I) (Incorporated by reference from Exhibit 10.20 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.20	MoneyGram International, Inc. Special Executive Severance Plan (Tier I) dated March 25, 2008 (Incorporated by reference from Exhibit 10.18 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.21	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

Exhibit
Number		Description

†10	.22	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.23	MoneyGram International, Inc. Special Executive Severance Plan (Tier II) dated March 25, 2008 (Incorporated by reference from Exhibit 10.19 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10	.24	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10	.25	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10	.26	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.27	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
+10	.28	Second Amended and Restated Credit Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc. and JPMorgan Chase Bank, N.A., individually and as letter of credit issuer, swing line lender, administrative agent and collateral agent and the other lenders party thereto (Incorporated by reference from Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
10.29		Security Agreement, dated as of January 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 99.03 to Registrant’s Current Report on Form 8-K filed on January 31, 2008).
10.30		Amended and Restated Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A., as collateral agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.31		Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.32		Amended and Restated Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and JPMorgan Chase Bank, N.A. (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.33		Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.34		Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.35		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).

Exhibit
Number		Description

10.36		Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.37		Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.38		Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
+10	.39	Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC. (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
10.40		Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.41		Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.42		MoneyGram Employee Equity Trust, effective as of June 30, 2004 (Incorporated by reference from Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10	.43	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.44	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.45	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10	.46	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
†10	.47	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.48	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.49	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.50	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.51	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

Exhibit
Number		Description

†10	.52	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.53	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.54	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10	.55	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10	.56	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10	.57	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10	.58	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.59	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10	.60	Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).
†10	.61	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.62	Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10	.63	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.64	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.65	Separation Agreement and Release of All Claims, dated as of June 18, 2008, between MoneyGram International, Inc. and Philip W. Milne (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on June 19, 2008).
†10	.66	Confidential Separation Agreement and Release of All Claims, dated as of April 7, 2008, by and between MoneyGram International, Inc. and Long Lake Partners, L.P. and William J. Putney (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).
†10	.67	Independent Consulting Agreement, dated as of April 8, 2008, by and between MoneyGram Payment Systems, Inc., including all of its parent organizations, holding companies, predecessors, divisions, affiliates, related companies and joint ventures, business units and subsidiaries, and William J. Putney (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on April 11, 2008).

Exhibit
Number		Description

†10	.68	Separation Agreement and Release of All Claims, dated as of March 20, 2009, between MoneyGram International, Inc. and David J. Parrin (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on March 20, 2009).
†10	.69	Separation Agreement and Release of All Claims, dated as of March 25, 2009, between MoneyGram International, Inc. and Mary A. Dutra (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on March 27, 2009)
†10	.70	Non-Qualified Stock Option Agreement, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.71	Severance Agreement, dated as of May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.72	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated May 6, 2009, between MoneyGram Payment Systems, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.73	Agreement and Release, dated May 6, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.04 to Registrant’s Current Report on Form 8-K filed on May 12, 2009).
†10	.74	Separation Agreement and Release of All Claims, dated October 21, 2009, between MoneyGram International, Inc. and Anthony P. Ryan (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on October 22, 2009).
†10	.75	Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 16, 2009).
†10	.76	Offer Letter, dated July 28, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 30, 2009).
†10	.77	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10	.78	Separation Agreement and Release of All Claims, dated as of January 15, 2010, between MoneyGram International, Inc. and Jeffrey R. Woods (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on January 19, 2010).
†10	.79	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10	.80	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.81		First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
†10	.82	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.83		Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).
†10	.84	Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).
†10	.85	MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).

Exhibit
Number		Description

†10	.86	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 14, 2010).
†10	.87	2005 Deferred Compensation Plan for Directors of MoneyGram International, Inc., as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed April 14, 2010).
†10	.88	Deferred Compensation Plan for Directors of MoneyGram International Inc., as amended and restated April 12, 2010 (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed April 14, 2010).
†10	.89	Letter Agreement, by and between MoneyGram International, Inc. and James E. Shields, effective as of July 13, 2010 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10	.90	Severance Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 13, 2010 (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10	.91	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 21, 2010 (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10	.92	Compromise Agreement, dated April 21, 2010, between MoneyGram International Ltd. and John Hempsey (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed April 26, 2010).
†10	.93	Letter Agreement, by and between MoneyGram International, Inc. and Jean C. Benson, dated June 3, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed June 9, 2010).
†10	.94	Summary of Non-Employee Director Compensation Agreements, effective May 26, 2010 (Incorporated by reference from Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10	.95	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10	.96	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).
*21		Subsidiaries of the Registrant
*23		Consent of Deloitte & Touche LLP
*24		Power of Attorney
*31	.1	Section 302 Certification of Chief Executive Officer
*31	.2	Section 302 Certification of Chief Financial Officer
*32	.1	Section 906 Certification of Chief Executive Officer
*32	.2	Section 906 Certification of Chief Financial Officer

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ Pamela H. Patsley	/s/ James E. Shields
Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)	James E. Shields Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2011

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2010	2009

(Amounts in thousands, except share data)

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,865,941	3,376,824
Receivables, net (substantially restricted)	982,319	1,054,381
Short-term investments (substantially restricted)	405,769	400,000
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	160,936	298,633
Property and equipment	115,111	127,972
Goodwill	428,691	425,630
Other assets	156,969	219,272

Total assets	$5,115,736	$5,929,663

LIABILITIES
Payment service obligations	$4,184,736	$4,843,454
Debt	639,946	796,791
Pension and other postretirement benefits	120,536	119,170
Accounts payable and other liabilities	113,647	188,933

Total liabilities	5,058,865	5,948,348
COMMITMENTS AND CONTINGENCIES (NOTE 15)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 760,000 shares authorized, 495,000 shares issued and outstanding	628,199	539,084
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	371,154	325,244

Total mezzanine equity	999,353	864,328
STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	—
Retained loss	(771,544)	(694,914)
Unearned employee benefits	—	(8)
Accumulated other comprehensive loss	(31,879)	(35,671)
Treasury stock: 4,935,555 and 6,040,958 shares in 2010 and 2009	(139,945)	(153,306)

Total stockholders’ deficit	(942,482)	(883,013)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,115,736	$5,929,663

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands, except per share data)

REVENUE
Fee and other revenue	$1,145,312	$1,128,492	$1,108,451
Investment revenue	21,341	33,219	162,130

Total revenue	1,166,653	1,161,711	1,270,581
EXPENSES
Fee and other commissions expense	500,759	497,105	502,317
Investment commissions expense	737	1,362	102,292

Total commissions expense	501,496	498,467	604,609
Compensation and benefits	226,422	199,053	224,580
Transaction and operations support	185,782	284,277	219,905
Occupancy, equipment and supplies	46,481	47,425	45,994
Depreciation and amortization	48,074	57,091	56,672

Total operating expenses	1,008,255	1,086,313	1,151,760

OPERATING INCOME	158,398	75,398	118,821

Other expense (income)
Net securities (gains) losses	(2,115)	(7,790)	340,688
Interest expense	102,133	107,911	95,020
Other	—	(2,401)	20,304

Total other expenses, net	100,018	97,720	456,012

Income (loss) before income taxes	58,380	(22,322)	(337,191)

Income tax expense (benefit)	14,579	(20,416)	(75,806)

NET INCOME(LOSS)	$43,801	$(1,906)	$(261,385)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.10)	$(1.48)	$(4.19)
Net loss available to common stockholders:
Net income (loss) as reported	$43,801	$(1,906)	$(261,385)
Accrued preferred stock dividends	(125,005)	(110,279)	(76,593)
Accretion recognized on preferred stock	(10,020)	(10,213)	(7,736)

Net loss available to common stockholders	(91,224)	(122,398)	(345,714)

Weighted-average outstanding common shares	83,186	82,499	82,456

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

NET INCOME(LOSS)	$43,801	$(1,906)	$(261,385)
OTHER COMPREHENSIVE INCOME(LOSS)
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense (benefit) of $0, $0 and $(134,570)	4,452	3,107	(219,561)
Reclassification adjustment for net realized losses included in net income (loss), net of tax benefit of $0, $0 and $124,097	334	4,071	202,475

	4,786	7,178	(17,086)

Net unrealized (losses) gains on derivative financial instruments:
Net holding gains arising during the period, net of tax expense of $1,329	—	—	2,168
Reclassification adjustment for net unrealized (gains) losses included in net income (loss), net of tax (expense) benefit of $(478) and $11,006	—	(780)	17,957

	—	(780)	20,125

Pension and postretirement benefit plans:
Reclassification of prior service costs for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $32, $106 and $38	52	173	62
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $1,913, $2,785 and $1,679	3,122	4,543	2,740
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $2,697, $2,251 and $17,409	(4,400)	(3,672)	(28,405)
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $142, $(249) and $1,863	232	(406)	3,039

Other comprehensive income (loss)	3,792	7,036	(19,525)

COMPREHENSIVE INCOME(LOSS)	$47,593	$5,130	$(280,910)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2010	2009	2008

(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,801	$(1,906)	$(261,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for deferred income taxes	10,023	(14,915)	(425)
Depreciation and amortization	48,074	57,091	56,672
Other-than-temporary impairment charges	334	4,069	70,274
Net (gain) loss on sales and maturities of investments	(2,449)	(7,555)	256,299
Unrealized (gains) losses on trading investments and related put options	—	(4,304)	14,115
Net amortization of investment premiums and discounts	193	740	735
Valuation loss on embedded derivative	—	—	16,030
Asset impairments and adjustments	2,158	18,228	8,809
Signing bonus amortization	29,247	35,280	37,261
Signing bonus payments	(27,172)	(22,176)	(57,960)
Amortization of debt discount and deferred financing costs	17,492	12,765	7,484
Debt extinguishment loss	—	—	1,499
Provision for uncollectible receivables	6,404	21,432	12,396
Non-cash compensation and pension expense	35,106	9,608	12,596
Other non-cash items, net	2,154	4,650	11,709
Change in foreign currency translation adjustments	232	(406)	3,039
Change in other assets	(16,545)	31,246	(13,171)
Change in accounts payable and other liabilities	(32,853)	13,156	(95,622)

Total adjustments	72,398	158,909	341,740
Change in cash and cash equivalents (substantially restricted)	510,883	700,557	(2,524,402)
Change in trading investments and related put options (substantially restricted)	29,400	32,900	—
Change in receivables, net (substantially restricted)	63,037	186,619	128,752
Change in payment service obligations	(658,782)	(594,545)	(2,324,486)

Net cash provided by (used in) operating activities	60,737	482,534	(4,639,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments classified as available-for-sale (substantially restricted)	—	—	2,896,011
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	140,985	140,999	493,320
Purchase of short-term investments (substantially restricted)	(707,137)	(400,000)	—
Proceeds from maturities of short-term investments (substantially restricted)	701,368	—	—
Purchases of property and equipment	(40,191)	(37,948)	(38,470)
Proceeds from disposal of property and equipment	7,537	—	—
Proceeds from disposal of a business	—	4,500	—
Cash paid for acquisitions, net of cash acquired	(330)	(3,210)	(2,928)

Net cash provided by (used in) investing activities	102,232	(295,659)	3,347,933

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	733,750
Transaction costs for issuance and amendment of debt	—	—	(47,805)
Payments on debt	(165,000)	(41,875)	(1,875)
Payments on revolving credit facility	—	(145,000)	(100,000)
Proceeds from issuance of preferred stock	—	—	760,000
Transaction costs for issuance of preferred stock	—	—	(52,222)
Proceeds from exercise of stock options	2,031	—	—

Net cash (used in) provided by financing activities	(162,969)	(186,875)	1,291,848

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	$—	$—	$—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2007	$886	$73,077	$(387,479)	$(3,280)	$(21,715)	$(150,006)	$(488,517)
Cumulative adjustment for SFAS No. 158 change of measurement date			(390)		(1,467)		(1,857)
Net loss			(261,385)				(261,385)
Reclassification of embedded derivative liability		70,827					70,827
Accrued dividends on preferred stock		(76,593)					(76,593)
Accretion on preferred stock		(7,736)					(7,736)
Employee benefit plans		2,749		2,856		(2,555)	3,050
Net unrealized loss on available-for-sale securities					(17,086)		(17,086)
Net unrealized gain on derivative financial instruments					20,125		20,125
Amortization of prior service cost for pension and postretirement benefits, net of tax					62		62
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,740		2,740
Valuation adjustment for pension and postretirement benefit plans, net of tax					(28,405)		(28,405)
Unrealized foreign currency translation adjustment					3,039		3,039

December 31, 2008	886	62,324	(649,254)	(424)	(42,707)	(152,561)	(781,736)
Net loss			(1,906)				(1,906)
Accrued dividends on preferred stock		(66,525)	(43,754)				(110,279)
Accretion on preferred stock		(10,213)					(10,213)
Employee benefit plans		14,414		416		(745)	14,085
Net unrealized gain on available-for-sale securities					7,178		7,178
Reclassification of unrealized gain on derivative financial instruments, net of tax					(780)		(780)
Amortization of prior service cost for pension and postretirement benefits, net of tax					173		173
Amortization of unrealized losses on pension and postretirement benefits, net of tax					4,543		4,543
Valuation adjustment for pension and postretirement benefit plans, net of tax					(3,672)		(3,672)
Unrealized foreign currency translation adjustment					(406)		(406)

December 31, 2009	886	—	(694,914)	(8)	(35,671)	(153,306)	(883,013)
Net income			43,801				43,801
Accrued dividends on preferred stock		(25,570)	(99,435)				(125,005)
Accretion on preferred stock		(10,020)					(10,020)
Employee benefit plans		35,590	(20,996)	8		13,361	27,963
Net unrealized gain on available-for-sale securities					4,786		4,786
Amortization of prior service cost for pension and postretirement benefits, net of tax					52		52
Amortization of unrealized losses on pension and postretirement benefits, net of tax					3,122		3,122
Valuation adjustment for pension and postretirement benefit plans, net of tax					(4,400)		(4,400)
Unrealized foreign currency translation adjustment					232		232

December 31, 2010	$886	$—	$(771,544)	$—	$(31,879)	$(139,945)	$(942,482)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of the Business

MoneyGram International, Inc. and its wholly owned subsidiaries (“MoneyGram”) offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through a network of agents. The Financial Paper Products segment provides payment processing services, primarily official check outsourcing services, and money orders through financial institutions and agents. The Company’s headquarters is located in Dallas, Texas, United States of America. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

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

On March 25, 2008, the Company completed a recapitalization, pursuant to which the Company received $1.5 billion of gross equity and debt capital (collectively, the “2008 Recapitalization”) to support the long-term needs of the business and provide necessary capital due to the Company’s investment portfolio losses as described in Note 5 — Investment Portfolio. The equity component of the 2008 Recapitalization consisted of the sale in a private placement of Series B Participating Convertible Preferred Stock of the Company (the “B Stock”) and Series B-1 Participating Convertible Preferred Stock of the Company (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”). The debt component of the 2008 Recapitalization consisted of a senior secured amended and restated credit agreement entered into with a group of lenders (the “senior facility”) and the issuance of senior secured second lien notes (the “second lien notes”). See Note 9 — Debt and Note 11 — Mezzanine Equity for further information regarding the equity and debt components.

Participation Agreement between the Investors and Walmart Stores, Inc. — On February 11, 2008, the affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) entered into a Participation Agreement (as amended on March 17, 2008) with Walmart Stores, Inc. (“Walmart”) in connection with the 2008 Recapitalization. The Company is not a direct party to the Participation Agreement, which was negotiated solely between the Investors and Walmart. Under the terms of the Participation Agreement, the Investors are obligated to pay Walmart certain percentages of accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. Cash payments include dividends paid by the Company to the Investors and any cash payments received by the Investors in connection with the sale of any shares of the Company’s stock to an unaffiliated third party or upon redemption by the Company. Walmart, in its sole discretion, may elect to receive payments in cash or equivalent shares of stock held by the Investors.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has no obligation to Walmart or additional obligations to the Investors under the terms of the Participation Agreement. However, as the Company indirectly benefited from the agreement, the Company recognizes the Participation Agreement in its consolidated financial statements as if the Company itself entered into the agreement with Walmart. As Walmart may elect to receive any payments under the Participation Agreement in cash, the agreement is accounted for as a liability award. The Company will recognize a liability equal to the fair value of the Participation Agreement through a charge to the Consolidated Statements of Income (Loss) based upon the probability that certain performance conditions will be met. The liability will be remeasured each period until settlement, with changes in fair value recognized in the Consolidated Statements of Income (Loss). Walmart’s ability to earn the award under the Participation Agreement is conditioned upon the Investors receiving cash payments related to the Company’s preferred stock in excess of the Investors’ original investment in the Company. While it is probable that performance conditions will be met at December 31, 2010, the fair value of the liability is zero at this time as the Company’s discount rate, based on contractual debt and equity rates of returns and implied market premiums, exceeds the dividend rate on the preferred stock.

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

During the fourth quarter of 2010, the Company revised the presentation of its Consolidated Statements of Income (Loss) as a result of an internal review to enhance external reporting and management reporting. As a result of this review, the Company will no longer present net revenue, previously measured as total revenue less total commissions expense, as this measure was not found to be a meaningful metric internally or to our external users. The Company will continue to separately disclose “Commissions expense.” The Company has also presented an operating income measure consistent with management reporting and to more clearly delineate operating and non-operating items. As a result, certain items are now presented below the operating income line based on management’s assessment of their nature as non-operating, including securities (gains) losses, interest expense and (gains) losses related to cash flow hedges. In the Consolidated Balance Sheets, the Company has reclassified amounts related to intangible assets into “Other assets” due to immateriality. In the Consolidated Statements of Cash Flows, the Company has separately broken out “Signing bonus payments,” which were previously included in “Change in other assets,” to enhance transparency. All prior periods have been reclassified to conform to this new presentation.

Correction of Presentation of Short-term Investments — The Company has corrected the presentation of certain investments in time deposits and certificates of deposit in the 2009 and 2008 consolidated financial statements, reflecting the fact that these investments have original maturities in excess of three months but no greater than thirteen months. In the accompanying Consolidated Balance Sheet as of December 31, 2009, $400.0 million of investments previously presented as “Cash and cash equivalents (substantially restricted)” have now been properly presented as “Short-term investments (substantially restricted).” In addition, the related gross purchases and gross maturities of such short-term investments, previously presented net within “Change in cash and cash equivalents (substantially restricted)” in operating activities, have been properly presented as cash flows from investing activities in the 2009 and 2008 Consolidated Statements of Cash Flows.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Income (Loss). For the years ending December 31, 2010 and 2009, the Company’s SPEs had cash and cash equivalents of $83.2 million and $143.6 million, respectively, and payment service obligations of $76.9 million and $115.3 million, respectively.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with its credit facilities, one clearing bank agreement and the SPEs, the Company also has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the credit facilities are described in Note 9 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.

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

The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the principal amount of regulated payment service obligations upon presentment. Cash and cash equivalents, receivables and investments exceeding payment service obligations are generally available; however, management considers a portion of these amounts as providing additional assurance that business needs and regulatory requirements are maintained during the normal fluctuations in the value of the Company’s payment service assets and obligations. The following table shows the amount of assets in excess of payment service obligations at December 31:

(Amounts in thousands)	2010	2009

Cash and cash equivalents (substantially restricted)	$2,865,941	$3,376,824
Receivables, net (substantially restricted)	982,319	1,054,381
Short-term investments (substantially restricted)	405,769	400,000
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	160,936	298,633

	4,414,965	5,156,789
Payment service obligations	(4,184,736)	(4,843,454)

Assets in excess of payment service obligations	$230,229	$313,335

Regulatory requirements also require MPSI to maintain positive net worth, with one state requiring that MPSI maintain positive tangible net worth. In its most restrictive state, the Company had excess permissible investments of $423.2 million over the state’s payment service obligations measure at December 31, 2010, with substantially higher excess permissible investments for most other states. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2010.

Cash and Cash Equivalents (substantially restricted) — The Company defines cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables, net (substantially restricted) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory compliance purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible as determined based on known delinquent accounts and historical trends. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectability by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses:

(Amounts in thousands)	2010	2009	2008

Beginning balance	$24,535	$16,178	$8,019
Charged to expense	6,404	21,432	12,396
Write-offs, net of recoveries	(10,968)	(13,075)	(4,237)

Ending balance	$19,971	$24,535	$16,178

Investments (substantially restricted) — The Company classifies securities as short-term, trading or available-for-sale in its Consolidated Balance Sheets. The Company has no securities classified as held-to-maturity. Time deposits and certificates of deposits with original maturities of greater than three months are classified as short-term investments and recorded at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statements of Income (Loss). Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ deficit. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Income (Loss).

Interest income on “Residential mortgage-backed securities” for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on mortgage-backed securities for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield.

Starting in the second quarter of 2008, the Company applies the cost recovery method of accounting for interest to its investments categorized as “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis and treats any interest payments received as deemed recoveries of principal, reducing the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company began applying the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioration in the market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities with gross unrealized losses at the balance sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Unrealized gains and losses resulting from changes in the fair value of trading investments and put options related to trading investments are recognized in the period in which the change occurs. Any impairment charges and other securities gains and losses are included in the Consolidated Statements of Income (Loss) under “Net securities (gains) losses.”

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

Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives and debt. The carrying values of cash and cash equivalents and short-term investments approximate fair value due to the short-term nature of these instruments. The carrying value of the Company’s senior facility approximates fair value as interest related to the debt is variable rate. The carrying value of the Company’s fixed-rate notes also approximates fair value as the contractual interest rate is comparable to debt with similar maturities issued by companies with similar credit qualities. See Note 4 — Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of investments and derivatives.

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

The Company evaluated the hedge effectiveness of its derivatives designated as cash flow hedges at inception and on an on-going basis. Hedge ineffectiveness, if any, is recorded in earnings on the same line as the underlying transaction risk. When a derivative is no longer expected to be highly effective, hedge accounting is discontinued. Gain or loss on derivatives designated as cash flow hedges that were terminated or discontinued was recorded in “Investment commissions expense” or “Interest expense” in the Consolidated Statements of Income (Loss) based on the underlying transaction risk the derivative was originally hedging. For a derivative instrument that does not qualify, or is not designated, as a hedge, the change in fair value is recognized in “Transaction and operations support” under the operating section or in “Other” expense in the non-operating section in the Consolidated Statements of Income (Loss) based on the Company’s purpose for entering into the derivatives.

Cash flows resulting from derivative financial instruments are classified in the same category as the cash flows from the items being hedged. The Company does not use derivative instruments for trading or speculative purposes.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the term of the lease or license. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statements of Income (Loss). Estimated useful lives by major asset category are generally as follows:

Agent equipment	3 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	Lesser of the license term or 5-7 years
Leasehold improvements	Lesser of the lease term or 10 years
Office furniture and equipment	Lesser of the useful life or 7 years
Signage	3 years

For the years ended December 31, 2010 and 2009, software development costs of $14.2 million and $9.8 million, respectively, were capitalized. At December 31, 2010 and 2009, there is $40.9 million and $35.5 million, respectively, of unamortized software development costs included in property and equipment.

Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the remaining term of the lease or 10 years.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition or at cost if internally developed. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Customer lists	3-15 years
Patents	15 years
Non-compete agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

Goodwill and intangible assets are tested for impairment annually as of November 30, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment using a fair-value based approach, and is assessed at the reporting unit level. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill to its implied fair value. Intangible assets with finite lives and other long-lived assets are tested for impairment by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. For contracts requiring payments to be refunded, the signing bonuses are capitalized and amortized over the life of the related contract as such costs are recoverable through future operations or, in the case of early termination, through penalties or refunds. Amortization of signing bonuses on long-term contracts is recorded in “Fee and other commissions expense” in the Consolidated Statements of Income (Loss). The carrying values of the signing bonuses are reviewed annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Signing bonuses for contracts that do not require a refund in the event of nonperformance or cancellation are expensed upon payment in “Fee and other commissions expense” in the Consolidated Statements of Income (Loss).

Income Taxes — The provision for income taxes is computed based on the pre-tax income included in the Consolidated Statements of Income (Loss). Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. We establish valuation allowances for our deferred tax assets based on a more likely than not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.

The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income (Loss). See Note 14 — Income Taxes for further discussion.

Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders’ deficit. See Note 12 — Stockholders’ Deficit for further discussion.

Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, recording the translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to United States dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of Income (Loss).

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and its investing activity. A description of these revenues and recognition policies is as follows:

•	Fee and other revenues primarily consist of transaction fees and foreign exchange revenue.

•	Transaction fees consist primarily of fees earned on money transfer, money order, bill payment and official check transactions. The money transfer transaction fees vary based on the principal value of the transaction and the locations in which these money transfers originate and to which they are sent. The money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

•	Foreign exchange revenue is derived from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other revenue consists of service charges on aged outstanding money orders, money order dispenser fees and other miscellaneous charges. Through 2009, other revenue also included processing fees on rebate checks and controlled disbursements. These fees are recognized in the period the item is processed or earned.

•	Investment revenue is derived from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income and amortization of premiums and discounts. Interest and dividends are recognized as earned, with the exception of interest related to available-for-sale investments classified as “Other asset-backed securities.” For “Other asset-backed securities,” interest is recognized using the cost recovery method as described under the accounting policy for “Investments (substantially restricted).” Premiums and discounts on investments are amortized using a straight-line method over the life of the investment.

Fee and Other Commissions Expense — The Company pays fee commissions to third-party agents for money transfer and bill payment services. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the customer. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Other commissions expense includes the amortization of capitalized signing bonuses.

Investment Commissions Expense — Investment commissions expense includes amounts paid to financial institution customers based upon average outstanding balances generated by the sale of official checks, as well as costs associated with interest rate swaps hedging commission payments and the sale of receivables program. The Company terminated its interest rate swaps in the second quarter of 2008, as described in Note 6 — Derivative Financial Instruments, and terminated its sale of receivable program in the first quarter of 2008. Commissions paid to financial institution customers generally are variable based on short-term interest rates. Investment commissions are recognized each month based on the average outstanding balances of each financial institution customer and their contractual variable rate for that month.

Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place. Marketing and advertising expense was $47.1 million, $40.2 million and $52.9 million for 2010, 2009 and 2008, respectively.

Stock-Based Compensation — All stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. For awards meeting the criteria for equity treatment, expense is recognized using the straight-line method. For awards meeting the criteria for liability treatment, the fair value is remeasured at each period and the pro-rata portion of the expense is recognized using the straight-line method. See Note 13 — Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Restructuring and Related Expenses — Restructuring and related expenses may consist of direct and incremental costs associated with restructuring and related activities, including severance; outplacement and other employee related benefits; facility closures, cease-use or related charges; asset impairments or accelerated depreciation; and other expenses related to relocation of various operations to existing or new Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. The Company records severance-related expenses once they are both probable and estimable related to severance provided under an on-going benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. The Company evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, and also reviews the appropriateness of the remaining useful lives of impacted fixed assets.

In connection with restructuring and related activities during 2010, the Company recorded total expenses of $5.9 million, comprised of $3.0 million of severance costs in the “Compensation and benefits” line, $1.3 million of costs in the “Transaction and operations support” line and $1.6 million of facilities and related asset write-off charges in the “Occupancy, equipment and supplies” line of the Consolidated Statements of Income (Loss).

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

(Amounts in thousands)	2010	2009	2008

Shares related to stock options	37,321	21,636	3,577
Shares related to restricted stock	1	28	127
Shares related to preferred stock	431,751	381,749	337,637

Shares excluded from the computation	469,073	403,413	341,341

Recent Accounting Pronouncements and Related Developments — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities and additional details of valuation techniques and inputs utilized. This update is consistent with the Company’s current accounting application for fair value measurements and disclosures and did not have a material impact on its Consolidated Financial Statements.

In March 2010, the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (collectively, the “Act”) was signed into law. The Company has evaluated the impact of the Act and has made the appropriate adjustments with no material impact to its Consolidated Financial Statements.

Note 3 —	Acquisitions and Disposals

Blue Dolphin Financial Services N.V. — On February 5, 2010, the Company acquired Blue Dolphin Financial Services N.V. (“Blue Dolphin”), a former super-agent in the Netherlands, for a purchase price of $1.4 million, including cash acquired of $1.1 million, and an earn-out potential of up to $1.4 million. The final earn-out was calculated as of December 31, 2010 in the amount of $0.8 million. As a result, the Company recorded a gain of $0.2 million in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The acquisition of Blue Dolphin provided the Company with the opportunity for further network expansion in the Netherlands and Belgium under the European Union Payment Services Directive and additional control over sales and marketing activities.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company finalized its purchase price allocation in 2010, resulting in $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The Company incurred $0.1 million of transaction costs related to the acquisition in 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of Blue Dolphin subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).

R. Raphaels & Sons PLC — On February 2, 2009, the Company acquired the French assets of R. Raphaels & Sons PLC (“Raphaels Bank”) for a purchase price of $3.2 million. The acquisition of Raphaels Bank provided the Company with five money transfer stores in and around Paris, France that have been integrated into its French retail operations.

The Company finalized its purchase price allocation in 2010, resulting in $2.0 million of goodwill assigned to the Company’s Global Funds Transfer segment. The Company incurred $0.2 million of transaction costs related to this acquisition in 2008 which are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of Raphaels Bank subsequent to the acquisition date are included in the Company’s Consolidated Statements of Income (Loss). The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).

FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”), entered into an asset purchase agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the sale, which was completed in the third quarter of 2009, the Company recorded an impairment charge of $0.6 million to write off goodwill associated with FSMC. This impairment charge is recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of FSMC are not material to the Company’s Consolidated Statements of Income (Loss) and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets. FSMC is included in the Company’s “Other” results for segment reporting purposes.

ACH Commerce — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business. In connection with this decision, the Company recognized an impairment charge of $8.8 million to write off the goodwill associated with ACH Commerce. In the third quarter of 2009, the Company recorded an impairment charge of $1.4 million on its proprietary software related to ACH Commerce. The impairment charge was recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). ACH Commerce is not material to the Consolidated Statements of Income (Loss) or the Consolidated Balance Sheets. ACH Commerce is included in the Company’s “Other” results for segment reporting purposes.

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

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, the Company finalized its purchase price allocation, resulting in goodwill of $4.3 million assigned to the Company’s Global Funds Transfer segment and $1.4 million of intangible assets. The intangible assets consist primarily of customer lists and developed technology and are being amortized over useful lives ranging from three to five years. In addition, the Company recognized an indefinite life intangible asset of $0.6 million relating to the money transfer license. The purchase price allocation includes $0.5 million of transaction costs. The operating results of MoneyCard and Cambios Sol subsequent to the acquisition dates are included in the Company’s Consolidated Statements of Income (Loss). The financial impact of the acquisitions is not material to the Consolidated Balance Sheets or Consolidated Statements of Income (Loss).

Property Bridge — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company received approval from its Board of Directors in January 2011 and began to actively pursue the sale of Property Bridge in February 2011. Assets, liabilities, revenue and expenses related to Property Bridge are immaterial to the Consolidated Balance Sheets as of December 31, 2010 and the Consolidated Statements of Income (Loss) for the year ended December 31, 2010.

Other Disposals — During 2010, the Company completed the sale of its corporate airplane with net proceeds of $7.5 million. Upon completion of the sale in the third quarter of 2010 the Company recorded an impairment charge of $1.5 million. In 2009, in connection with this decision to sell the airplane, the Company recognized a $7.0 million impairment charge. Impairment charges are recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss).

Note 4 —	Fair Value Measurement

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

The Company also records the investments in its defined benefit pension plan trust at fair value. The majority of the plan’s investments are interest-bearing cash or common collective trusts issued and held by the plan’s trustee. The fair value of plan investments held by the trustee of the plan are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits for further description of investments held by the plan.

Other Financial Instruments — Other financial instruments consisted of put options related to trading investments. The fair value of the put options related to trading investments were estimated using the expected cash flows from the instruments through their assumed exercise date. These cash flows were discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its debt. The discounted cash flows of the put options were then reduced by the estimated fair value of the related trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options was remeasured each period, with the change in fair value recognized in earnings.

Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of December 31, 2010, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $95.3 million and $40.0 million, respectively, as compared to carrying values of $100.0 million and $39.9 million, respectively. As of December 31, 2010, the fair value of the Company’s second lien notes is estimated at $520.0 million as compared to a $500.0 million carrying value. See Note 9  — Debt for more information on the Company’s debt.

Derivatives — Derivatives consist of forward contracts to hedge income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s forward contracts are well-established products, allowing the use of standardized models that use market based inputs. These models do not contain a high level of subjectivity and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has financial liabilities related to its forward contracts recorded at a fair value of $0.5 million and less than $0.1 million at December 31, 2010 and 2009. Due to the immateriality of these amounts, the Company has presented the assets and liabilities associated with its forward contracts as a net asset position in the table below. Following are the Company’s financial assets recorded at fair value by hierarchy level as of December 31:

	2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,641	$—	$8,641
Residential mortgage-backed securities — agencies	—	128,585	—	128,585
Other asset-backed securities	—	—	23,710	23,710
Forward contracts	—	582	—	582

Total financial assets	$—	$137,808	$23,710	$161,518

	2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Trading investments and related put options (substantially restricted)	$—	$—	$26,951	$26,951
Available-for-sale investments (substantially restricted):
United States government agencies	—	7,715	—	7,715
Residential mortgage-backed securities — agencies	—	268,830	—	268,830
Other asset-backed securities	—	—	22,088	22,088
Forward contracts	—	5,332	—	5,332

Total financial assets	$—	$281,877	$49,039	$330,916

The table below provides a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the years ended December 31:

	2010			2009
	Trading		Total	Trading		Total
	Investments	Other	Level 3	Investments	Other	Level 3
	and Related	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Put Options	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$26,951	$22,088	$49,039	$47,990	$29,528	$77,518
Realized gains	2,449	—	2,449	7,557	—	7,557
Realized losses	—	—	—	—	(2)	(2)
Principal paydowns	(29,400)	(3,711)	(33,111)	(32,900)	(6,417)	(39,317)
Other-than-temporary impairments	—	(334)	(334)	—	(4,069)	(4,069)
Unrealized gains — instruments still held at the reporting date	—	7,632	7,632	4,304	4,557	8,861
Unrealized losses — instruments still held at the reporting date	—	(1,965)	(1,965)	—	(1,509)	(1,509)

Ending balance	$—	$23,710	$23,710	$26,951	$22,088	$49,039

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, short-term investments, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Summary of Significant Accounting Policies. Components of the Company’s investment portfolio as of December 31, are as follows:

(Amounts in thousands)	2010	2009

Cash	$1,042,381	$1,243,060
Money markets	1,818,138	1,933,764
Deposits	5,422	200,000

Cash and cash equivalents (substantially restricted)	2,865,941	3,376,824
Short-term investments (substantially restricted)	405,769	400,000
Trading investments and related put options (substantially restricted)	—	26,951
Available-for-sale investments (substantially restricted)	160,936	298,633

Total investment portfolio	$3,432,646	$4,102,408

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of time deposits with original maturities of three months or less, and are issued from financial institutions rated AA as of the date of this filing.

Short-Term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated AA as of the date of this filing.

Trading Investments and Related Put Options (substantially restricted) — At December 31, 2009, the Company had one trading investment with a fair value of $11.8 million on a par value of $29.4 million, and a related put option with a fair value of $15.2 million. The trading investment was called at par in February 2010, resulting in a $2.4 million gain recorded in “Net securities (gains) losses,” net of the reversal of the related put option.

Two trading investments were called at par during 2009, resulting in a $7.6 million gain recorded in “Net securities (gains) losses,” net of the reversal of the related put options. The fair value of the remaining trading investment was $11.8 million on a par value of $29.4 million as of December 31, 2009, which was unchanged from the prior year. The fair value of the related put option was $15.2 million, reflecting a valuation gain of $4.3 million from the passage of time.

The Company recorded a $14.1 million net valuation loss on its trading investments and related put options during the year ended December 31, 2008 due to market concerns regarding the capital position of the monoline insurers and their intent to pay dividends on their preferred stock.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31:

	2010
		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$121,677	$7,001	$(93)	$128,585	$106.37
Other asset-backed securities	10,690	13,020	—	23,710	4.68
United States government agencies	7,273	1,368	—	8,641	96.01

Total	$139,640	$21,389	$(93)	$160,936	$25.27

	2009
		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$259,563	$9,296	$(29)	$268,830	$104.13
Other asset-backed securities	15,706	6,382	—	22,088	3.74
United States government agencies	6,854	861	—	7,715	85.72

Total	$282,123	$16,539	$(29)	$298,633	$34.84

At December 31, 2010 and 2009, approximately 85 percent and 93 percent, respectively, of the available-for-sale portfolio is invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have always had the implicit backing of the United States government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The Other asset-backed securities continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.05 per dollar of par at December 31, 2010.

Gains and Losses and Other-Than-Temporary Impairments — At December 31, 2010 and 2009, net unrealized gains of $21.3 million and $16.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During 2010, 2009 and 2008, net losses of $0.3 million, $4.1 million and $326.6 million, respectively, were reclassified from “Accumulated other comprehensive loss” to “Net securities (gains) losses” in connection with other-than-temporary impairments and realized gains and losses recognized during the year. “Net securities (gains) losses” were as follows for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

Realized gains from available-for-sale investments	$—	$—	$(34,200)
Realized losses from available-for-sale investments	—	2	290,498
Other-than-temporary impairments from available-for-sale investments	334	4,069	70,274
Valuation (gains) losses on trading investments and related put options	—	(4,304)	14,116
Realized gains from trading investments and related put options	(2,449)	(7,557)	—

Net securities (gains) losses	$(2,115)	$(7,790)	$340,688

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company realigned its investment portfolio during the first quarter of 2008, resulting in the sale of securities with a fair value of $3.2 billion (after other-than-temporary impairment charges) for proceeds of $2.9 billion and a net realized loss of $256.3 million. The net realized loss was the result of further deterioration in the markets during the first quarter of 2008 and the short timeframe over which the Company sold its securities. Proceeds from the sales were reinvested in cash and cash equivalents to supplement the Company’s assets in excess of payment service obligations. Other-than-temporary impairment charges of $70.3 million during 2008 were the result of further deterioration in the markets. The Company continues to have the intent to sell its investments classified as Other asset-backed securities.

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

	2010			2009
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	25	$136,893	85%	34	$276,215	92%
A	0	—	—	1	415	0%
BBB	0	—	—	1	1,842	1%
Below investment grade	64	24,043	15%	69	20,161	7%

Total	89	$160,936	100%	105	$298,633	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to investments rated A or better as of December 31, 2010 and 2009.

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

	2010		2009
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$7,273	$8,641	$6,854	$7,715
Mortgage-backed and other asset-backed securities	132,367	152,295	275,269	290,918

Total	$139,640	$160,936	$282,123	$298,633

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at December 31, 2010 and 2009: 81 percent and 91 percent, respectively, used a third party pricing service; 6 percent and 4 percent, respectively, used broker pricing; and 13 percent and 5 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — At December 31, 2010 and 2009, the Company had nominal unrealized losses in its available-for-sale portfolio, with one Residential mortgage-backed agency security in an unrealized loss position aged 12 months or more, after the recognition of other-than-temporary impairment charges.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Derivative Financial Instruments

The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income (Loss) reflects losses of $5.4 million, $5.3 million and $5.5 million in 2010, 2009 and 2008, respectively. These losses reflect changes in foreign exchange rates on foreign-denominated receivables and payables, and are net of a gain of $1.8 million, a loss of $5.2 million, and a gain of $4.3 million from the related forward contracts for 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had $123.8 million and $59.4 million, respectively, of outstanding notional amounts relating to its forward contracts.

At December 31, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

	Balance Sheet	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	Location	2010	2009	2010	2009

Forward contracts	Other assets	$1,117	$5,361	$535	$29

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

Historically, the Company entered into foreign currency forward contracts with 12-month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. All cash flow hedges matured in 2009. The Company recognized a gain of $2.4 million and a loss of $2.8 million for the years ended December 31, 2009 and 2008, respectively, in the “Other” expense line in the non-operating section of the Consolidated Statements of Income (Loss), including $0.8 million of unrealized gains and $2.2 million of unrealized losses reclassified from “Accumulated other comprehensive income (loss)” upon the final settlement of these cash flow hedges for the years ending December 31, 2009 and 2008.

The Company historically used interest rate swaps to hedge the variability of cash flows from its floating rate debt, as well as its floating rate commission payments to financial institution customers in the Financial Paper Products segment, primarily relating to the official check product. In connection with its restructuring of the official check business in 2008, the Company terminated certain of its financial institution customer relationships. The termination of the relationships led the Company to discontinue hedge accounting treatment in 2008 as the forecasted transaction would no longer occur. The commission swaps were terminated in 2008, resulting in a $27.7 million loss being recognized in “Investment commissions expense” in the Consolidated Statements of Income (Loss). Additionally, as described in Note 9 — Debt, the Company’s senior facility was deemed extinguished as a result of the modifications made in connection with the 2008 Recapitalization. As a result, the Company discontinued hedge accounting treatment of its debt swap and terminated the swap in 2008. As a result of the swap termination, the Company recognized a $2.0 million loss in “Interest expense” in the Consolidated Statements of Income (Loss).

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 11 — Mezzanine Equity, the Company’s Series B Stock `contains a conversion option allowing the stockholder to convert the Series B Stock into shares of common stock. As the Certificate of Designation for the Series B Stock does not explicitly state that a net-cash settlement is not required in the event the Company has insufficient shares of common stock to effect a conversion, guidance from the Securities and Exchange Commission (the “SEC”) requires the Company to presume a net-cash settlement would be required. As a result, the conversion option met the definition of an embedded derivative requiring bifurcation and liability accounting treatment to the extent the Company did not have sufficient shares to effect a full conversion. As of March 31, 2008 and June 30, 2008, the Company had a shortfall of committed and authorized common stock, requiring the Company to recognize an embedded derivative. On August 11, 2008, the Investors and the Company formally clarified that the provisions of the Series B Stock do not allow the Investors to require the Company to net-cash settle the conversion option if the Company does not have sufficient shares of common stock to effect a conversion. Effective with this agreement, the Series B Stock conversion option no longer met the criteria for an embedded derivative requiring bifurcation and liability accounting treatment. Accordingly, the Company remeasured the liability through August 11, 2008 and then recorded the liability to “Additional paid-in capital” in the third quarter of 2008. The increase in the fair value of the liability from the issuance of the B Stock through August 11, 2008 of $16.0 million was recognized in the “Valuation loss on embedded derivatives” line in the Consolidated Statements of Income (Loss). There will be no further impact to the Company’s Consolidated Statements of Income (Loss) as no further remeasurement of the conversion option is required.

The Series B Stock also contains a change of control redemption option which, upon exercise, requires the Company to cash settle the par value of the Series B Stock and any accumulated unpaid dividends at a 1 percent premium. As the cash settlement is made at a premium, the change of control redemption option meets the definition of an embedded derivative requiring bifurcation and liability accounting treatment. The fair value of the change of control redemption option was de minimus as of December 31, 2010 and 2009.

Note 7 —	Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2010	2009

Land	$2,907	$2,907
Office furniture and equipment	32,633	38,871
Leasehold improvements	23,947	21,378
Agent equipment	67,766	78,973
Signage	62,774	51,584
Computer hardware and software	187,604	186,601

	377,631	380,314
Accumulated depreciation	(262,520)	(252,342)

Total property and equipment	$115,111	$127,972

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the year ended December 31 is as follows:

(Amounts in thousands)	2010	2009	2008

Office furniture and equipment	$3,772	$4,600	$4,055
Leasehold improvements	3,885	3,526	2,593
Agent equipment	8,989	11,449	10,393
Signage	8,688	10,891	11,558
Computer hardware and software	20,314	23,351	23,692

Total depreciation expense	$45,648	$53,817	$52,291

At December 31, 2010 and 2009, there was $3.9 million and $1.2 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

In connection with its decision to sell its corporate airplane, the Company recognized a $7.0 million impairment charge in 2009 and a $1.5 million impairment charge in 2010. The sale was completed in the third quarter of 2010. In 2009, the Company fully impaired $1.4 million of software related to its ACH Commerce business based on changes in its exit plan. In 2008, the Company decided to discontinue certain software development projects and recognized an impairment charge of $0.9 million. All impairment charges are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss).

Note 8 —	Goodwill and Intangible Assets

Following is a roll-forward of goodwill by reporting segment:

	Global Funds Transfer		Financial Paper Products		Other
(Amounts in thousands)	2010	2009	2010	2009	2010	2009

Balance at beginning of year:
Goodwill	$428,806	$426,794	$2,487	$2,487	$15,746	$20,220
Accumulated impairment charges	(3,176)	—	(2,487)	—	(15,746)	(15,164)

	425,630	426,794	—	2,487	—	5,056
Goodwill acquired	3,061	2,012	—	—	—	—
Impairment charge	—	(3,176)	—	(2,487)	—	(582)
Divestitures	—	—	—	—	—	(4,474)

Balance at end of year:
Goodwill	431,867	428,806	2,487	2,487	15,746	15,746
Accumulated impairment charges	(3,176)	(3,176)	(2,487)	(2,487)	(15,746)	(15,746)

	$428,691	$425,630	$—	$—	$—	$—

Goodwill acquired in 2010 relates to the acquisition of Blue Dolphin. Goodwill acquired in 2009 relates to the acquisition of Raphaels Bank. Goodwill related to these acquisitions is not deductible for tax purposes.

The Company impaired $3.2 million of goodwill in 2009 allocated to the Global Funds Transfer segment associated with a decision to discontinue certain bill payment product offerings. In connection with the sale of FSMC in 2009, the Company recorded a charge of $0.6 million to impair goodwill that was in excess of the final sale price. In addition, goodwill was reduced by $4.5 million from the sale of FSMC. The FSMC reporting unit is not a component of the Global Funds Transfer or Financial Paper Products segments.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performed an annual assessment of goodwill during the fourth quarters of 2010, 2009 and 2008. As a result of the 2009 annual assessment, it was determined that the fair value of the retail money order reporting unit, a component of the Financial Paper Products segment, was fully impaired. The Company recorded an impairment charge of $2.5 million to the Financial Paper Products segment in 2009, which was calculated as the excess of the implied fair value of the retail money order reporting unit over the carrying amount of goodwill. There were no impairments recognized in 2010 and 2008 as a result of the annual impairment test. Goodwill impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of Income (Loss).

Intangible assets at December 31 consist of the following:

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$15,592	$(11,149)	$4,443	$15,307	$(9,130)	$6,177
Non-compete agreements	137	(40)	97	200	(150)	50
Trademarks and license	613	(15)	598	597	(1)	596
Developed technology	1,519	(965)	554	1,519	(662)	857

Total intangible assets	$17,861	$(12,169)	$5,692	$17,623	$(9,943)	$7,680

In 2010, the Company recorded impairment charges of $0.4 million related to customer lists as a result of acquired customer terminations. In 2009, the Company recorded impairment charges of $3.6 million related to customer lists and trademarks associated with its retail money order business. Intangible impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of Income (Loss). No impairments of intangible assets were identified during 2008.

Intangible asset amortization expense for 2010, 2009 and 2008 was $2.4 million, $3.3 million and $4.4 million, respectively. The estimated future intangible asset amortization expense is $1.2 million, $0.7 million, $0.4 million, $0.3 million and $0.3 million for 2011, 2012, 2013, 2014 and 2015, respectively.

Note 9 —	Debt

Following is a summary of the outstanding debt at December 31:

	2010		2009
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	39,946	7.25%	196,791	7.25%
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$639,946		$796,791

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2010 and 2009, the Company elected the United States prime bank rate as its interest basis. In 2010 and 2009, the Company prepaid $165.0 million and $40.0 million, respectively, of its Tranche B loan. In 2009, the Company also paid $1.9 million of mandatory quarterly Tranche B payments. All mandatory payments through maturity have been satisfied. In 2009, the Company repaid $145.0 million outstanding under its revolving credit facility. As of December 31, 2010, the Company has $243.2 million of availability under the revolving credit facility, net of $6.8 million of outstanding letters of credit which reduce the amount available. Amortization of the debt discount on Tranche B of $8.2 million, $4.8 million and $2.0 million during 2010, 2009 and 2008, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization of the debt discount in 2010 and 2009 includes pro-rata write-offs of $5.9 million and $1.9 million, respectively, as a result of the Tranche B prepayments.

Second Lien Notes — As part of the 2008 Recapitalization, Worldwide issued $500.0 million of senior secured second lien notes to Goldman Sachs (the “second lien notes”), which will mature in March 2018. The interest rate on the second lien notes is 13.25 percent per year. Prior to March 25, 2011, the Company has the option to capitalize interest at a rate of 15.25 percent. If interest is capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through December 31, 2010 and anticipates that it will continue to pay the interest on the second lien notes for the foreseeable future.

Prior to the fifth anniversary, the Company may redeem some or all of the second lien notes at a price equal to 100 percent of the principal, plus any accrued and unpaid interest plus a premium equal to the greater of 1 percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Starting with the fifth anniversary, the Company may redeem some or all of the second lien notes at prices expressed as a percentage of the outstanding principal amount of the second lien notes plus accrued and unpaid interest, starting at approximately 107 percent on the fifth anniversary, decreasing to 100 percent on or after the eighth anniversary. Upon a change of control, the Company is required to make an offer to repurchase the second lien notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the second lien notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the second lien notes or have not been used to repay certain debt.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inter-creditor Agreement — In connection with the above financing arrangements, the lenders under both the senior facility and the second lien notes entered into an inter-creditor agreement under which the lenders have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time, both before and following a default under the financing arrangements.

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

Both the senior facility and the second lien notes contain a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The senior facility also has two financial covenants referred to as the interest coverage ratio and senior secured debt ratio. The Company must maintain a minimum interest coverage ratio of 1.75:1 through September 30, 2012 and 2:1 from December 31, 2012 through maturity. The senior secured debt ratio is not permitted to exceed 5.5:1 through September 30, 2011, 5:1 from December 31, 2011 through September 30, 2012 and 4.5:1 from December 31, 2012 through maturity. At December 31, 2010, the Company is in compliance with its financial covenants.

Deferred Financing Costs — In connection with the waivers obtained on the senior facility during the first quarter of 2008, the Company capitalized financing costs of $1.5 million. The Company also capitalized $19.6 million and $33.4 million of financing costs for the amendment and restatement of the senior facility and the issuance of the second lien notes, respectively. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the effective interest method.

Amortization of deferred financing costs of $9.3 million, $8.0 million and $5.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income (Loss). Amortization during 2010 and 2009 includes $2.7 million and $0.9 million, respectively, for the write-off of a pro rata portion of deferred financing costs in connection with the prepayments on Tranche B. In connection with the modification of the senior facility in 2008, the Company recognized a debt extinguishment loss of $1.5 million, reducing deferred financing costs.

Interest Paid in Cash — The Company paid $83.5 million, $94.4 million and $84.0 million of interest in 2010, 2009 and 2008, respectively.

Note 10 —	Pensions and Other Benefits

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

Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2010, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for its participants. The Company amended the postretirement benefit plan to close it to new participants as of December 31, 2009. In November 2010, the Board of Directors approved a change to the plan whereby participants eligible for Medicare coverage will no longer be eligible for coverage under the plan effective July 1, 2011. The Company has determined that its postretirement benefit plan is actuarially equivalent to the Medicare Act and its application for determination of actuarial equivalence has been approved by the Medicare Retiree Drug Subsidy program. The Company’s funding policy is to make contributions to the postretirement benefits plans as benefits are paid.

Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. Following are the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Net periodic benefit cost:
Discount rate	5.80%	6.30%	6.50%	5.80%	6.30%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.50%	8.50%	9.00%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2019	2013	2013
Projected benefit obligation:
Discount rate	5.30%	5.80%	6.30%	5.30%	5.80%	6.30%
Rate of compensation increase	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	9.00%	9.50%	8.50%
Ultimate healthcare cost trend rate	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	2019	2019	2013

The Company utilizes a building-block approach in determining the long-term expected rate of return on plan assets. Historical markets are studied and long-term historical relationships between equity securities and fixed income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return also takes proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed for reasonableness and appropriateness.

A one-percentage point change in assumed health care trends would have the following effects for 2010:

	One Percentage	One Percentage
(Amounts in thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost components	$6	$(5)
Effect on postretirement benefit obligation	106	(90)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Assets — The Company employs a total return investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across United States and non-United States stocks, as well as growth, value, and small and large capitalizations. Other assets, such as real estate and cash, are used judiciously to enhance long-term returns while improving portfolio diversification. The Company strives to maintain an equity and fixed income securities allocation mix of approximately 60 percent and 40 percent, respectively. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The Company’s weighted-average asset allocation for the defined benefit pension plan by asset category at the measurement date of December 31 is as follows:

	2010	2009

Equity securities	59.8%	55.6%
Fixed income securities	34.4%	35.0%
Real estate	3.9%	5.5%
Other	1.9%	3.9%

Total	100.0%	100.0%

The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. Following is a description of the Plan’s investments at fair value and valuation methodologies:

•	Short-term investment fund — This fund is comprised of interest-bearing cash accounts and time deposits with original maturities of less than three months, and is valued at historical cost, which approximates fair value. Amounts in these investments are typically the result of temporary timing differences between receipts from other investments and reinvestment of those funds or benefit payments to plan participants.

•	Common collective trusts issued and held by the trustee — These investments in equity and fixed income securities comprise the substantial portion of the pension plan trust and are held in various common/collective trusts that are maintained by the trustee, who is regulated, supervised and subject to periodic examination by a state or federal agency. Common collective trusts are held by the trustee for the collective investment and reinvestment of assets contributed from employee benefit plans maintained by more than one employer or a controlled group of corporations. The fair value of the common collective trust is determined based on the price per unit held as of the end of a period as determined by the trustee in accordance with their valuation methodology.

•	Real estate — The pension plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated market value of the plan’s related ownership percentage of the project based upon an appraisal as of each balance sheet date. As of December 31, 2010 and 2009, there is no unfunded commitment or potential redemptions related to this asset. The fund strategy for this asset is long-term capital appreciation.

•	Experience fund investment contracts — These investments are actuarially determined annuity reserves for certain participants for whom annuities were purchased under a group annuity contract and were superseded and converted into an investment contract. The fair value is determined by multiplying their balances at cost times a discount factor, which is intended to recognize the difference between the investment yield at cost and the investment yield which prevailed generally at the balance sheet date for new investments of similar nature. The Company liquidated all but one of these investments in 2010 and invested the proceeds into common collective trusts. The remaining balance at December 31, 2010 relates to one contract which was in the process of being liquidated at period-end.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the Plan’s financial assets recorded at fair value by hierarchy level as of December 31:

	2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Short-term investment fund	$1,949	$—	$—	$1,949
Common collective trust — equity securities
Large Cap securities	—	47,178	—	47,178
Small Cap securities	—	10,641	—	10,641
International securities	—	6,282	—	6,282
Common collective trust — fixed income securities
Core fixed income	4,943	13,949	—	18,892
Long duration fixed income	—	17,973	—	17,973
Real estate	—	—	4,194	4,194
Experience fund investment contracts	—	27	—	27

Total financial assets	$6,892	$96,050	$4,194	$107,136

	2009
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Short-term investment fund	$2,298	$—	$—	$2,298
Common collective trust — equity securities
Large Cap securities	—	38,326	—	38,326
Small Cap securities	—	9,681	—	9,681
International securities	—	9,237	—	9,237
Common collective trust — fixed income securities
Core fixed income	5,008	24,323	—	29,331
Long duration fixed income	—	6,655	—	6,655
Real estate	—	—	5,688	5,688
Experience fund investment contracts	—	1,692	—	1,692

Total financial assets	$7,306	$89,914	$5,688	$102,908

The Company’s pension plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2010 and 2009 was $4.2 million and $5.7 million, respectively. The change in reported net asset value for this asset resulted in an unrealized loss of $1.5 million for 2010 and an unrealized gain of $0.9 million for 2009.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Financial Information — Net periodic benefit expense (income) for the defined benefit pension plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$—	$894	$1,069	$—	$572	$543
Interest cost	11,876	12,659	12,678	253	837	822
Expected return on plan assets	(8,664)	(9,403)	(10,275)	—	—	—
Amortization of prior service cost (credit)	84	346	414	—	(352)	(352)
Recognized net actuarial loss	4,782	3,777	2,528	15	—	—
Curtailment (gain) loss	—	(1,535)	658	—	(12,804)	—

Net periodic expense (benefit)	$8,078	$6,738	$7,072	$268	$(11,747)	$1,013

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

The Company recognized a net $1.5 million curtailment gain in 2009 from the amendment of two SERPs and accumulated participant terminations. The amendment of the postretirement benefit plan resulted in a curtailment gain of $12.8 million in 2009. During 2008, the Company recorded a curtailment loss of $0.7 million under the SERPs related to the departure of the Company’s former chief executive officer and another executive officer. The postretirement benefits expense for 2010, 2009 and 2008 was reduced by less than $0.4 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Subsidies to be received under the Medicare Act in 2011 are not expected to be material.

Amounts recognized in other comprehensive income (loss) and net periodic benefit expense as of December 31 are as follows:

	2010
	Pension and	Postretirement
(Amounts in thousands)	SERPs	Benefits

Net actuarial loss	$10,150	$1,100
Prior service credit	—	(4,153)
Amortization of net actuarial loss	(4,782)	(15)
Amortization of prior service cost	(84)	—

Total recognized in other comprehensive income (loss)	$5,284	$(3,068)

Total recognized in net periodic expense	$8,078	$268

Total recognized in net periodic expense and other comprehensive income (loss)	$13,362	$(2,800)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
	Pension and	Postretirement
(Amounts in thousands)	SERPs	Benefits

Net actuarial loss	$2,837	$3,086
Amortization of net actuarial loss	(3,777)	—
Amortization of prior service (cost) credit	(346)	352
Curtailment gain (loss)
Prior service (costs) credit	(2,124)	1,839
Net actuarial loss	(2,577)	(973)

Total recognized in other comprehensive income (loss)	$(5,987)	$4,304

Total recognized in net periodic expense (benefit)	$6,738	$(11,747)

Total recognized in net periodic expense (benefit) and other comprehensive income (loss)	$751	$(7,443)

	2008
	Pension and	Postretirement
(Amounts in thousands)	SERPs	Benefits

Net actuarial loss (gain)	48,039	(442)
Amortization of net actuarial loss	(2,740)	—
Amortization of prior service (cost) credit	(414)	352

Total recognized in other comprehensive income (loss)	$44,885	$(90)

Total recognized in net periodic expense	$7,072	$1,013

Total recognized in net periodic expense and other comprehensive income (loss)	$51,957	$923

The estimated net loss and prior service cost for the defined benefit pension plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2011 is $6.3 million ($3.9 million net of tax) and less than $0.1 million, respectively. The estimated net loss and prior service credit for the for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2011 is $0.2 million ($0.1 million, net of tax) and $0.6 million ($0.4 million net of tax), respectively. These amounts are a result of the plan amendment to the postretirement benefit plans effective in 2011 as discussed further above.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the defined benefit pension plan and SERPs and the postretirement benefit plans as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at the beginning of the year	$211,616	$207,454	$4,521	$13,416
Service cost	—	894	—	572
Interest cost	11,876	12,659	253	837
Actuarial loss	11,417	9,352	1,100	2,018
Plan amendments	—	(6,236)	(4,154)	(11,937)
Medicare Part D reimbursements	—	—	32	3
Benefits paid	(13,418)	(12,507)	(725)	(388)

Benefit obligation at the end of the year	$221,491	$211,616	$1,027	$4,521

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2010	2009	2010	2009

Change in plan assets:
Fair value of plan assets at the beginning of the year	$102,908	$95,551	$—	$—
Actual return on plan assets	9,931	15,918	—	—
Employer contributions	7,715	3,946	725	388
Benefits paid	(13,418)	(12,507)	(725)	(388)

Fair value of plan assets at the end of the year	$107,136	$102,908	$—	$—

Unfunded status at the end of the year	$(114,355)	$(108,708)	$(1,027)	$(4,521)

The unfunded status of the Pension and SERPs increased by approximately 5 percent as the benefit obligation increased $9.9 million while the fair value of the pension plan assets increased $4.2 million during the year. The unfunded status of the defined benefit pension plan was $45.8 million and $43.0 million at December 31, 2010 and 2009, respectively, and the unfunded status of the SERPs was $68.6 million and $65.7 million at December 31, 2010 and 2009, respectively.

Following are the components recognized in the Consolidated Balance Sheets relating to the defined benefit pension plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2010	2009	2010	2009

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits liability	$(114,355)	$(108,708)	$(1,027)	$(4,521)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	59,706	56,378	1,067	542
Prior service cost (credit) for pension and postretirement benefits, net of tax	171	223	(2,575)	—

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in thousands)	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$152,904	$145,933	$68,587	$65,683	$1,027	$4,521
Accumulated benefit obligation	152,904	145,933	68,587	65,683	—	—
Fair value of plan assets	107,136	102,908	—	—	—	—

Estimated future benefit payments for the defined benefit pension plan and SERPs and the postretirement benefit plans are as follows:

(Amounts in thousands)	2011	2012	2013	2014	2015	2016-20

Pension and SERPs	$14,284	$14,602	$14,393	$14,478	$20,000	$74,274
Postretirement benefits	111	95	105	112	93	334

The Company has a minimum required contribution of approximately $7.9 million for the defined benefit pension plan in 2011, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.6 million in 2011.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.4 million, $3.7 million and $3.7 million in 2010, 2009 and 2008, respectively. MoneyGram does not have an employee stock ownership plan.

Deferred Compensation Plans — Under the Deferred Compensation Plan for Directors of MoneyGram International, Inc., non-employee directors were allowed to defer all or part of their retainers, fees and stock awards in the form of stock units or cash prior to 2009. In 2007, the plan was amended to require that a portion of the retainer received by non-employee directors be deferred in stock units. In 2008, the plan was amended to state that directors who join the Board on or after March 24, 2008 shall not be eligible to participate in the plan. Effective January 1, 2009, voluntary deferrals of director fees and stock unit retainers under the plan were permanently discontinued. Deferrals made prior to 2009 will remain in the plan until such amounts become distributable in accordance with the Director’s deferral elections. In April 2010, the plan was amended to convert stock unit accounts into cash. Deferred cash accounts are credited quarterly with interest based on the one-year Constant Maturity rate.

Under the Deferred Compensation Plan for Management, prior to 2010, certain employees could elect to defer their base compensation and incentive pay in the form of cash. In addition, the Company made contributions to certain participants’ accounts for profit sharing contributions beyond the IRS qualified plan limits. In April 2010, the plan was amended to discontinue all future deferrals under the plan. Management deferred accounts are generally payable based upon the timing and method elected by the participant. In April 2010, the plan was amended to convert stock unit accounts to cash. Deferred cash accounts are credited quarterly with interest at the one-year Constant Maturity rate.

In February 2011, the plan was amended to (a) terminate all employee deferral accounts on the amendment date and pay each participant the balance of the participant’s account in a lump sum one year from termination and (b) cash out all employer deferral accounts if and when the account balance falls below the applicable dollar amount under Section 402(g)(1)(B) of the Internal Revenue Code.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan which are funded through voluntary contributions by the Company. At December 31, 2010 and 2009, the Company had a liability related to the deferred compensation plans of $3.8 million and $5.0 million, respectively, recorded in the “Accounts payable and other liabilities” component in the Consolidated Balance Sheets. The rabbi trusts had a market value of $10.7 million and $10.0 million at December 31, 2010 and 2009, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 11 —	Mezzanine Equity

Preferred Stock — In connection with the 2008 Recapitalization, the Company issued 495,000 shares of B Stock and 265,000 shares of B-1 Stock to the Investors for a purchase price of $495.0 million and $265.0 million, respectively. As a result of the issuance of the Series B Stock, the Investors had an equity interest of approximately 79 percent on March 25, 2008. With the accrual of dividends, the Investors had an equity interest of approximately 84 percent and 82 percent on December 31, 2010 and 2009, respectively. In addition, the Company capitalized $107.5 million of transaction costs, including $7.5 million paid through the issuance of 7,500 shares of B-1 Stock to Goldman Sachs. The B Stock is convertible into shares of common stock of the Company at a price of $2.50 per share, subject to adjustment. The B-1 Stock is convertible into B Stock by any stockholder other than Goldman Sachs. While held by Goldman Sachs, the B-1 Stock is convertible into Series D Participating Convertible Preferred Stock (“Series D Stock”).

The Series B Stock pays a cash dividend of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. If the Company is unable to pay the dividends in cash after March 25, 2013, dividends will accrue at a rate of 15 percent. The Company anticipates that it will accrue dividends on the Series B Stock for at least the next 12 months. While no dividends have been declared as of December 31, 2010, the Company has accrued dividends through a charge to “Additional paid-in capital” to the extent available and through a charge to “Retained loss” for the remainder as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B Stock also participates in any dividends declared on the common stock on an as-converted basis.

The Series B Stock may be redeemed at the option of the Company after March 25, 2013 if the average market price of its common stock exceeds $15.00, subject to adjustment, during a period of thirty consecutive trading days. The Series B Stock will be redeemable at the option of the Investors after March 25, 2018 or upon a change of control. As of December 31, 2010, the Company believes that it is not probable that the Series B Stock will become redeemable as (a) the contingencies for the change of control redemption option and the optional redemption by the Company are not met, and (b) these two contingencies may occur prior to the ability of the Investors to exercise their option to redeem. The B Stock votes as a class with the common stock of the Company and has a number of votes equal to (i) the number of shares of common stock issuable if all outstanding shares of B Stock were converted plus (ii) the number of shares of common stock issuable if all outstanding shares of B-1 Stock were converted into B Stock and subsequently converted into common stock.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine equity” as it has redemption features not solely within the Company’s control. The conversion feature in the B Stock met the definition of an embedded derivative requiring bifurcation during a portion of 2008. The change of control redemption option contained in the Series B Stock meets the definition of an embedded derivative requiring bifurcation. The original fair value of the embedded derivatives of $54.8 million was recognized as a reduction of “Mezzanine equity.” See Note 6 — Derivative Financial Instruments for further discussion of the embedded derivatives in the Series B Stock. The Company capitalized transaction costs totaling $37.6 million and $17.2 million relating to the issuance of the B Stock and B-1 Stock, respectively, through a reduction of “Mezzanine equity.” As it is probable the Series B Stock will become redeemable in 2018, these transaction costs, along with the discount recorded in connection with the embedded derivatives, will be accreted to the Series B Stock redemption value of $767.5 million plus any accumulated but unpaid dividends over a 10-year period using the effective interest method. Following is a summary of mezzanine equity activity:

			Series
(Amounts in thousands)	B Stock	B-1 Stock	B Stock

Balance at December 31, 2008	$458,408	$283,804	$742,212
Dividends accrued	71,124	39,155	110,279
Accretion	8,539	1,674	10,213
Tax benefit on transaction costs	1,013	611	1,624

Balance at December 31, 2009	539,084	325,244	864,328
Dividends accrued	80,622	44,383	125,005
Accretion	8,493	1,527	10,020

Balance at December 31, 2010	$628,199	$371,154	$999,353

Equity Registration Rights Agreement — The Company and the Investors also entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to five demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which would permit the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also would permit the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement is subject to review by the SEC and has not yet been declared effective by the SEC.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Stockholders’ Deficit

Preferred Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 7,000,000 shares of preferred stock that may be issued in one or more series, with each series to have certain rights and preferences as shall be determined by unlimited discretion of the Company’s Board of Directors, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. At December 31, 2010 and 2009, the Company had the following designations of preferred shares: 2,000,000 shares of Series A junior participating preferred stock (“Series A Stock”); 760,000 shares of B Stock; 500,000 shares of B-1 Stock; and 200,000 shares of Series D Stock. At December 31, 2010 and 2009, no Series A Stock or Series D Stock is issued or outstanding. See Note 11 — Mezzanine Equity for further information on the B Stock, B-1 Stock and Series D Stock.

Common Stock — The Company’s Certificate of Incorporation provides for the issuance of up to 1,300,000,000 shares of common stock with a par value of $0.01. In connection with the spin-off, MoneyGram was recapitalized such that there were 88,556,077 shares of MoneyGram common stock issued. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2010. Under the terms of the equity securities and debt issued in connection with the 2008 Recapitalization, the Company’s ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is severely limited. The following is a summary of common stock issued and outstanding at December 31:

(Amounts in thousands)	2010	2009

Common shares issued	88,556	88,556
Treasury stock	(4,936)	(6,041)

Common shares outstanding	83,620	82,515

Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2010, the Company has repurchased 6,795,000 shares of common stock under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. There were no shares repurchased during 2010 or 2009. Following is a summary of treasury stock share activity:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2008	5,999
Submission of shares for withholding taxes upon release of restricted stock and forfeiture of shares of restricted stock	42

Balance at December 31, 2009	6,041
Exercise of stock options and release of restricted stock, net of shares surrendered for withholding taxes	(1,105)

Balance at December 31, 2010	4,936

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in thousands)	2010	2009

Net unrealized gains on securities classified as available-for-sale	$21,296	$16,510
Cumulative foreign currency translation adjustments	5,194	4,962
Prior service credit (cost) for pension and postretirement benefits, net of tax	2,404	(223)
Unrealized losses on pension and postretirement benefits, net of tax	(60,773)	(56,920)

Accumulated other comprehensive loss	$(31,879)	$(35,671)

Note 13 —	Stock-Based Compensation

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

On May 10, 2005, the Company’s stockholders approved the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which authorizes the issuance of awards of up to 7,500,000 shares of common stock. Effective upon the approval of the 2005 Omnibus Incentive Plan, no new awards may be granted under the 2004 Omnibus Incentive Plan. The 2005 Omnibus Incentive Plan provides for the following types of awards to officers, directors and certain key employees: (a) incentive and nonqualified stock options; (b) stock appreciation rights; (c) restricted stock and restricted stock units; (d) dividend equivalents; (e) performance based awards; and (f) stock and other stock-based awards. Shares related to forfeited and cancelled awards become available for new grants, as well as shares that are withheld for full or partial payment to the Company of the exercise price of awards. Shares that are withheld as satisfaction of tax obligations relating to an award, as well as previously issued shares used for payment of the exercise price or satisfaction of tax obligations relating to an award, become available for new grants through May 10, 2015. The Company plans to satisfy stock option exercises and vesting of awards through the issuance of treasury stock. In May 2009, the stockholders of the Company approved a modification of the 2005 Omnibus Incentive Plan to increase the authorization for the issuance of awards from 7,500,000 shares of common stock to 47,000,000 shares of common stock. In May 2010, the stockholders of the Company approved a modification to the 2005 Omnibus Incentive Plan to increase the aggregate number of shares that may be granted to an eligible person in any calendar year from 10 million to 12 million shares, along with adding and clarifying provisions regarding certain limitations for performance awards denominated in shares and cash. As of December 31, 2010, the Company has remaining authorization to issue awards of up to 7,170,657 shares of common stock.

Stock Options — Beginning in 2009, option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. No stock options were granted in 2008. All outstanding stock options contain certain forfeiture and non-compete provisions.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of options granted in 2009 and 2010, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options awarded become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) for some issuances in 2009, a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2009 and 2010 have a term of 10 years.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the spin-off on June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. As the pattern of changes in the value of the Company’s common stock since late 2007 is substantially different from historical patterns, the nature of options granted since 2008 is substantially different from historical grants and there have been minimal stock option exercises since 2007, the Company is unable to make a more refined estimate than the use of the simplified method. The expected term represents the period of time that options are expected to be outstanding and the forfeiture rate represents the number of unvested options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity which could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the years ended December 31:

	2010	2009

Expected dividend yield	0.0%	0.0%
Expected volatility	72.9%-74.8%	72.8%-76.9%
Risk-free interest rate	1.8%-3.3%	2.3%-3.2%
Expected life	5.3-6.5 years	5.3-6.5 years
Weighted-average grant-date fair value per option	$2.05	$1.49

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of stock option activity for 2010:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2009	38,145,414	$3.35
Granted	13,000,000	2.87
Exercised	(1,098,750)	1.85
Forfeited/Expired	(10,149,190)	3.08

Options outstanding at December 31, 2010	39,897,474	$3.31	8.49 years	$12,766

Vested or expected to vest at December 31, 2010	39,528,786	$3.32	8.50 years	$12,670

Options exercisable at December 31, 2010	7,007,474	$6.96	6.70 years	$3,102

Restricted Stock — Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. Following is a summary of restricted stock activity for 2010:

		Weighted
	Total	Average
	Shares	Price

Restricted stock outstanding at December 31, 2009	9,674	$29.26
Vested	(9,674)	29.26

Restricted stock outstanding at December 31, 2010	—	$—

Restricted Stock Units — In May 2010, the Company granted an aggregate of 223,888 restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock. The restricted stock units were valued at the quoted market price of the Company’s common stock on the date of grant and are being expensed to the “Compensation and benefits” line in the Consolidated Statements of Income (Loss) using the straight-line method over the vesting period.

Following is a summary of information related to the Company’s stock-based awards:

(Amounts in thousands)	2010	2009	2008

Expense recognized related to options	$25,643	$14,459	$3,274
Expense recognized related to restricted stock	8	(307)	417
Expense recognized related to restricted stock units	360	—	—
Intrinsic value of options exercised	1,263	—	—
Market value of restricted stock vested	283	1,550	1,200
Cash received from option exercises	2,031	—	—

The following represents stock-based compensation information as of December 31, 2010:

		Restricted Stock
(Amounts in thousands)	Options	Units

Unrecognized compensation expense	$35,788	$240
Remaining weighted-average vesting period	1.4 years	0.4 years

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Income Taxes

The components of income (loss) before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

United States	$56,872	$(19,975)	$(345,063)
Foreign	1,508	(2,347)	7,872

Income (loss) before income taxes	$58,380	$(22,322)	$(337,191)

International income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with MPSI. Income tax expense (benefit) is as follows for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

Current:
Federal	$(757)	$(8,172)	$(55,980)
State	147	669	(8,064)
Foreign	5,166	2,002	(13,938)

Current income tax expense (benefit)	4,556	(5,501)	(77,982)
Deferred income tax expense (benefit)	10,023	(14,915)	2,176

Income tax expense (benefit)	$14,579	$(20,416)	$(75,806)

As of December 31, 2010 and 2009, the Company had a net income tax payable of $6.3 million recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets and a net income tax receivable of $1.3 million recorded in the “Other assets” line in the Consolidated Balance Sheets, respectively. The Company received a $3.8 million federal income tax refund in 2010 and a $43.5 million federal income tax refund in 2009. Income taxes paid were $3.9 million, $2.2 million and $1.7 million for 2010, 2009 and 2008, respectively.

A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2010	2009	2008

Income tax at statutory federal income tax rate	$20,433	$(7,813)	$(118,017)
Tax effect of:
State income tax, net of federal income tax effect	1,309	2,051	1,634
Valuation allowance	(10,016)	(16,090)	44,639
Non-taxable loss on embedded derivatives	—	—	5,611
Decrease in tax reserve	(377)	(2,469)	(7,761)
Other	3,230	3,905	(1,186)

	14,579	(20,416)	(75,080)
Tax-exempt income	—	—	(726)

Income tax expense (benefit)	$14,579	$(20,416)	$(75,806)

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had tax expense of $14.6 million in 2010, including the release of $11.9 million of valuation allowances on deferred tax assets in the U.S. jurisdiction. The decrease in the tax reserve in 2010 was driven by the favorable settlement or closing of years subject to state audit. “Other” for 2010 includes a change in the tax treatment of the Medicare subsidy under the 2010 federal healthcare legislation and adjustments to the deferred taxes on fixed assets. Changes in facts and circumstances in the future may cause us to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized.

We had a tax benefit of $20.4 million in 2009, primarily reflecting the release of $17.6 million of valuation allowances on deferred tax assets. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, resulted in taxable income, which allowed us to release some valuation allowances on our tax loss carryovers. These book to tax differences include impairments on securities and other assets and accruals related to separated employees, litigation and unrealized foreign exchange losses. The decrease in tax reserve in 2009 was driven by the favorable settlement or closing of years subject to state audit. Included in “Other” for 2009 is $1.6 million of expense for the reversal of tax benefits upon the forfeiture of share-based awards and $2.3 million of expense on asset impairments.

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

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing $687.0 million of deductions taken in the 2007 tax return. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company has had initial conferences with the IRS Appeals Office in 2010, and will continue these conferences in 2011. As of December 31, 2010, the Company has recognized a cumulative benefit of approximately $95.0 million relating to its net securities losses.

The Company’s deferred tax assets and liabilities at December 31 are composed of the following:

(Amounts in thousands)	2010	2009

Deferred tax assets:
Postretirement benefits and other employee benefits	$54,754	$49,145
Tax loss carryovers	328,398	319,005
Tax credit carryovers	47,602	46,577
Basis difference in revalued investments	106,863	114,708
Bad debt and other reserves	7,185	8,990
Other	—	22,703
Valuation allowance	(485,790)	(496,149)

Total deferred tax asset	59,012	64,979

Deferred tax liabilities:
Depreciation and amortization	(63,316)	(61,520)

Gross deferred tax liability	(63,316)	(61,520)

Net deferred tax (liability) asset	$(4,304)	$3,459

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Essentially all of the deferred tax assets relate to the U.S. jurisdiction. The Company has determined that a valuation allowance is required for a significant portion of the deferred tax assets as there is not sufficient positive evidence to overcome the significant negative evidence of a three year cumulative loss. Changes in facts and circumstances in the future may cause the Company to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. The Company continues to evaluate additional available tax positions related to the net securities losses in prior years.

The amount and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2010 are as follows:

	Expiration
(Amounts in thousands)	Date	Amount

United States federal and state loss carry-forwards	2012 - 2030	$892,974
United States federal tax credit carry-forwards	2015 - 2028	31,357
United States federal tax credit carry-forwards	Indefinite	16,245

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or United States federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, United States federal and certain state income tax examinations for 2005 through 2009, with a United States federal income tax examination for 2005 through 2007 currently in administrative appeals.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Following is a reconciliation of unrecognized tax benefits for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

Beginning balance	$10,711	$13,089	$33,669
Additions based on tax positions related to the current year	—	832	5,711
Settlements	(296)	(1,029)	—
Lapse in statute of limitations	(211)	(2,181)	(479)
Reductions for tax positions of prior years	—	—	(19,204)
Foreign currency translation	—	—	(6,608)

Ending balance	$10,204	$10,711	$13,089

As of December 31, 2010, the liability for unrecognized tax benefits was $10.2 million, of which $3.7 million could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of Income (Loss). For the years ended December 31, 2010, 2009 and 2008, the Company accrued approximately $0.3 million, $0.6 million and $2.8 million, respectively, in interest and penalties in its Consolidated Statements of Income (Loss), respectively. As of December 31, 2010 and 2009, the Company had a liability of $1.7 million each year for interest and penalties related to its unrecognized tax benefits. As of December 31, 2010, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2010 and 2009, a deferred tax liability of $4.8 million and $6.2 million, respectively, was recognized for the unremitted earnings of its foreign entities.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2021. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At December 31, 2010, the deferred rent liability relating to these incentives was $1.9 million.

Rent expense under operating leases was $15.3 million, $13.8 million and $12.7 million during 2010, 2009 and 2008, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are (amounts in thousands):

2011	$11,782
2012	9,255
2013	7,137
2014	6,549
2015	5,887
Thereafter	7,073

Total	$47,683

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

In relation to various legal matters, including those described below, the Company had $2.3 million and $97.9 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. As of December 31, 2009, the Company had a $61.0 million related receivable from insurance carriers in the “Other assets” line in the Consolidated Balance Sheets. A net gain of $12.7 million and charges totaling $54.9 million, net of insurance recoveries, and $0.3 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss) during 2010, 2009 and 2008, respectively

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Securities Class Actions — As previously disclosed, on March 9, 2010, the Company and certain of its present and former officers and directors entered into a Settlement Agreement, subject to final approval of the court, to settle a consolidated class action case originally filed on October 3, 2008 in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Securities Litigation. The settlement provides for a cash payment of $80.0 million, all but $20.0 million of which would be paid by the Company’s insurance carriers. At a hearing on June 18, 2010, the Court issued a final order and judgment approving the settlement. The settlement became effective on July 26, 2010, when the time to appeal the Court’s final order and judgment expired without any appeal having been filed. The Company paid $20.0 million into an escrow account in March 2010 and the insurance carrier paid $60.0 million in April 2010, resulting in full settlement of the Company’s liability in this matter.

Minnesota Stockholder Derivative Claims — Certain of the Company’s present and former officers and directors were defendants in a consolidated stockholder derivative action in the United States District Court for the District of Minnesota captioned In re MoneyGram International, Inc. Derivative Litigation. The Consolidated Complaint in this action, which was filed on November 18, 2009 and arises out of the same matters at issue in the securities class action, alleges claims on behalf of the Company for, among other things, breach of fiduciary duties, unjust enrichment, abuse of control, and gross mismanagement. On February 24, 2010, the parties entered into a non-binding Memorandum of Understanding pursuant to which they agreed, subject to final approval of the parties and the court, to settle this action. On March 31, 2010, the parties entered into a Stipulation of Settlement agreeing to settle the case on terms largely consistent with the Memorandum of Understanding. On April 1, 2010, the Court issued an Order that preliminarily approved the settlement, providing for notice to stockholders and scheduled a hearing on the settlement for June 18, 2010. The Stipulation of Settlement provides for changes to the Company’s business, corporate governance and internal controls, some of which have already been implemented in whole or in part. The Company also agreed to pay attorney fees and expenses to the plaintiff’s counsel in the amount of $1.3 million, with $1.0 million to be paid by the Company’s insurance carriers. On June 21, 2010, the Court denied an objection to the settlement filed by a MoneyGram shareholder, Russell L. Berney, and issued a final order and judgment approving the settlement. On July 20, 2010, Mr. Berney filed a notice of appeal of the final order and judgment in the United States Court of Appeals for the Eighth Circuit. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney in this proceeding and the California Action discussed below.

ERISA Class Action — On April 22, 2008, Delilah Morrison, on behalf of herself and all other MoneyGram 401(k) Plan participants, brought an action in the United States District Court for the District of Minnesota. The complaint alleged claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including claims that the defendants breached fiduciary duties by failing to manage the plan’s investment in Company stock, and by continuing to offer Company stock as an investment option when the stock was no longer a prudent investment. The complaint also alleged that defendants failed to provide complete and accurate information regarding Company stock sufficient to advise plan participants of the risks involved with investing in Company stock and breached fiduciary duties by failing to avoid conflicts of interests and to properly monitor the performance of plan fiduciaries and fiduciary appointees. Finally, the complaint alleged that to the extent that the Company is not a fiduciary, it is liable for knowingly participating in the fiduciary breaches as alleged. On August 7, 2008, plaintiff amended the complaint to add an additional plaintiff, name additional defendants and additional allegations. For relief, the complaint sought damages based on what the most profitable alternatives to Company stock would have yielded, unspecified equitable relief, costs and attorneys’ fees. On March 25, 2009, the Court granted in part and denied in part defendants’ motion to dismiss. On April 30, 2010, plaintiffs filed a motion for class certification, which defendants opposed in a brief filed May 28, 2010. On June 8, 2010, defendants filed a motion for partial summary judgment. Both motions were scheduled for hearing before the Court on October 22, 2010. On October 13, 2010, the Company entered into a Settlement Agreement which provides for a cash payment of $4.5 million, all but approximately $0.7 million of which was paid by the Company’s insurance carrier. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Action — On January 22, 2008, Russell L. Berney filed a complaint in Los Angeles Superior Court against the Company and its officers and directors, Thomas H. Lee Partners, L.P., and PropertyBridge, Inc. and two of its officers, alleging false and negligent misrepresentation, violations of California securities laws and unfair business practices with regard to disclosure of the Company’s investments. The complaint also alleged derivative claims against the Company’s Board of Directors relating to the Board’s oversight of disclosure of the Company’s investments and with regard to the Company’s negotiations with Thomas H. Lee Partners, L.P. and Euronet Worldwide, Inc. The complaint seeks monetary damages, disgorgement, restitution or rescission of stock purchases, rescission of agreements with third parties, constructive trust and declaratory and injunctive relief, as well as attorneys’ fees and costs. In July 2008, an amended complaint was filed asserting an additional claim for declaratory relief. In September 2009, an amended complaint was filed alleging additional facts and naming additional defendants. The Company’s previously disclosed settlement in the Minnesota Stockholder Derivative Litigation and the Minnesota District Court’s April 1, 2010 Order preliminarily approving the settlement in the Minnesota Stockholder Derivative Litigation contain provisions enjoining MoneyGram stockholders from commencing or continuing to prosecute any litigation involving the claims to be settled in that case. On April 5, 2010, the California court stayed proceedings in this action pending the settlement hearing in the Minnesota Stockholder Derivative Litigation. The final order and judgment issued in connection with the Minnesota Stockholder Derivative Litigation on June 21, 2010 enjoined Mr. Berney from prosecuting the derivative claims alleged in the California Action that were settled in the Minnesota Stockholder Action. On October 5, 2010, the Company entered into a Settlement Agreement to settle the claims brought individually by Mr. Berney against the Company and the defendants. The Court issued a final judgment and order approving the Settlement Agreement in October 2010.

Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. The Company appealed the verdict. On December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of the Company, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also had involved a fourth patent, as to which no appeal was sought. The liability on that particular patent is expected to be approximately $150,000 subject to a review by the District Court. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc”, which petition was denied by the Appellate Court on February 11, 2011.

Other Matters — The Company has been served with subpoenas to produce documents and testify before the Grand Jury in the Middle District of Pennsylvania. The subpoenas seek information in relation to the Company’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and the Company’s consumer anti-fraud program during the period 2004 to 2009. In addition, the Financial Crimes Enforcement Network of the US Treasury (“FinCEN”) has requested information concerning the Company’s reporting of fraudulent transactions during this period. The Company has provided the information requested pursuant to the subpoenas and continues to provide documents relating to its agents and the investigation. In November 2010, the Company met with the Assistant U.S. Attorney for the Middle District of Pennsylvania (“AUSA”) and representatives of FinCEN to discuss the investigation. The Company is in the process of providing additional information and scheduling a follow up meeting with the AUSA and FinCEN. No claims have been made against the Company at this time.

The Company has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. The Company continues to cooperate with the states in this matter. No claims have been made against the Company at this time.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the early stage of these other matters, the Company is unable to predict the outcome or the possible loss, or range of loss, if any, resulting therefrom.

In connection with its agreement with the Federal Trade Commission (“FTC”), the Company is making enhancements to its consumer anti-fraud program and, in 2009, paid $18.0 million into an FTC-administered fund to refund consumers who have been victimized through third-party fraud.

Credit Facilities — At December 31, 2010, the Company has overdraft facilities through its senior facility consisting of $6.8 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of December 31, 2010. These overdraft facilities reduce amounts available under the senior facility. Fees on the letters of credit are paid in accordance with the terms of the senior facility described in Note 9 — Debt.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2010, the total amount of unfunded commitments related to these agreements was $0.3 million. The amortization expense was recognized as part of “Transaction and operations support” expense in the Consolidated Statements of Income (Loss).

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

As of December 31, 2010, the liability for minimum commission guarantees is $0.3 million and the maximum amount that could be paid under the minimum commission guarantees is $2.2 million over a weighted average remaining term of 1.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2010 and 2009, the Company paid $0.5 million and $0.7 million, respectively, or 22 percent and 18 percent, respectively, of the estimated maximum payment for the year.

Note 16 —	Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. One agent of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 30 percent, 29 percent and 26 percent of total revenue in 2010, 2009 and 2008, respectively. Businesses which are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Global Funds Transfer segment is managed as two geographical regions or operating segments, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. The Americas region includes the United States, Canada, Mexico, the Caribbean and Latin America. EMEAAP is composed of Europe, Middle East, Africa and the Asia Pacific region. The Company monitor’s performance and allocates resources at both a regional and reporting segment level. As the two regions routinely interact in completing money transfer transactions and share systems, processes and licenses, we view the Global Funds Transfer segment as one global network. The nature of the consumers and products offered is the same for each region, and the regions utilize the same agent network, systems and support functions. In addition, the regions have similar regulatory requirements and economic characteristics. Accordingly, we aggregate the two operating segments into one reporting segment.

Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies. The Company manages its investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. However, investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period. Net securities (gains) losses are not allocated to the segments as the investment portfolio is managed at a consolidated level. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Any interest rate swaps related to the Company’s credit agreements are not allocated to the segments.

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to the Company’s credit agreements, items related to the Company’s preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, certain legal and corporate costs not related to the performance of the segments and restructuring and reorganization costs. Unallocated expenses in 2010 include $5.9 million of costs associated with restructuring initiatives and $1.8 million of asset impairments in addition to other net corporate costs of $7.4 million not allocated to the segments. Unallocated expenses in 2009 include $20.3 million of legal reserves related to securities litigation and stockholder derivative claims, a net curtailment gain on benefit plans of $14.3 million, $7.0 million of asset impairments and $4.4 million of executive severance and related costs in addition to other net corporate costs of $12.9 million not allocated to the segments.

The following tables set forth operating results, depreciation and amortization, capital expenditures and assets by segment for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

Revenue
Global Funds Transfer:
Money transfer	$926,733	$890,838	$874,722
Bill payment	126,548	134,611	141,207

Total Global Funds Transfer	1,053,281	1,025,449	1,015,929
Financial Paper Products:
Money order	68,293	74,880	86,312
Official check	41,222	47,903	151,881

Total Financial Paper Products	109,515	122,783	238,193
Other	3,857	13,479	16,459

Total revenue	$1,166,653	$1,161,711	$1,270,581

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)	2010	2009	2008

Segment operating income:
Global Funds Transfer	$139,314	$82,647	$142,203
Financial Paper Products	36,508	27,372	30,169
Other	(2,367)	(4,316)	(19,883)

Total segment operating income	173,455	105,703	152,489
Net securities (gains) losses	(2,115)	(7,790)	340,688
Interest expense	102,133	107,911	95,020
Other	—	(2,401)	20,304
Other unallocated expenses	15,057	30,305	33,668

Income (loss) before income taxes	$58,380	$(22,322)	$(337,191)

(Amounts in thousands)	2010	2009	2008

Depreciation and amortization:
Global Funds Transfer	$40,489	$43,512	$44,540
Financial Paper Products	7,527	12,590	11,132
Other	58	989	1,000

Total depreciation and amortization	$48,074	$57,091	$56,672

Capital expenditures:
Global Funds Transfer	$37,090	$32,236	$35,352
Financial Paper Products	5,935	6,005	5,005
Other	—	17	—

Total capital expenditures	$43,025	$38,258	$40,357

(Amounts in thousands)	2010	2009

Assets:
Global Funds Transfer	$1,017,574	$1,150,820
Financial Paper Products	3,797,911	4,403,829
Other	300,251	375,014

Total assets	$5,115,736	$5,929,663

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long-lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2010	2009	2008

United States	$762,276	$789,222	$888,348
International	404,377	372,489	382,233

Total revenue	$1,166,653	$1,161,711	$1,270,581

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Subsequent Event

On March 7, 2011, the Company entered into a Recapitalization Agreement with THL and Goldman Sachs pursuant to which (i) THL will convert all of the shares of B Stock into shares of common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs will convert all of the shares of B-1 Stock into shares of D Stock in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL will receive approximately 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs will receive approximately 15,504 additional shares of D Stock (equivalent to approximately 15.5 million shares of common stock) and $77.5 million in cash (such transactions, collectively, the “2011 Recapitalization”).

Concurrently with entering into the Recapitalization Agreement, Worldwide and the Company entered into a Consent Agreement with the holders of the second lien notes in which the parties have agreed to enter into a supplemental indenture to the indenture governing the second lien notes that will, among other things, amend the indenture in order to permit the 2011 Recapitalization. In addition, the Company is currently working with certain of its relationship banks to put in place a new senior secured credit facility comprised of a revolver and a term loan, which would refinance the Company’s existing senior secured credit facility and provide the funding for the 2011 Recapitalization.

The 2011 Recapitalization has been approved unanimously by the Company’s board of directors following the recommendation of a special committee comprised of independent and disinterested members of our board of directors, and is subject to various conditions contained in the Recapitalization Agreement, including the approval of the 2011 Recapitalization or any other matter that requires approval under the Recapitalization Agreement (collectively the “Stockholder Approval Matters”) by the affirmative vote of a majority of the outstanding shares of our common stock and B Stock (on an as-converted basis), voting as a single class, and the affirmative vote of a majority of the outstanding shares of our common stock (not including the B Stock or any other stock of the Company held by any Investor), in each case voting on the Stockholder Approval Matters and the Company’s receipt of sufficient financing to consummate the 2011 Recapitalization.

If the 2011 Recapitalization is completed as intended, all amounts included in mezzanine equity would be converted into components of stockholders’ deficit. Unamortized transaction costs and discounts related to the mezzanine equity would be charged against additional paid-in capital to the extent available, with the remaining amount charged to retained loss. The conversion of the B Stock would result in an increase to common stock and additional paid-in capital, while the conversion of the B-1 Stock would result in the recognition of the D Stock within stockholders’ deficit. The shares of common stock and D Stock issued as additional consideration, along with additional consideration to be paid in cash, would be charged against retained loss and would reduce the amount of income available to common stockholders in the calculation of earnings per share for the period in which the conversion is completed. Upon entering into a new senior secured credit facility, the Company anticipates that the unamortized discounts and deferred financing costs related to the existing senior facility would be expensed in 2011.

Note 18 —	Quarterly Financial Data (Unaudited)

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second (1)	Third (1)	Fourth (1)

Revenue	$286,504	$283,897	$292,887	$303,365
Total operating expenses	251,442	247,119	254,413	255,281

Operating income	35,062	36,778	38,474	48,084
Total other expenses, net	22,015	27,717	24,689	25,597

Income before income taxes	$13,047	$9,061	$13,785	$22,487

Net income	$10,812	$6,848	$9,985	$16,156

Loss per common share
Basic and diluted	$(0.26)	$(0.31)	$(0.30)	$(0.23)

2009 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second (2)	Third (2)	Fourth (2)

Revenue	$278,102	$286,280	$301,712	$295,617
Total operating expenses	240,446	268,123	297,027	280,717

Operating income	37,656	18,157	4,685	14,900
Total other expenses, net	25,252	21,747	23,389	27,332

Income (loss) before income taxes	$12,404	$(3,590)	$(18,704)	$(12,432)

Net income (loss)	$11,841	$(3,317)	$(18,304)	$7,874

Loss per common share
Basic and diluted	$(0.20)	$(0.40)	$(0.60)	$(0.29)

(1)	Operating expenses in the second quarter of 2010 include an impairment charge of $1.5 million. Operating expenses in the second, third and fourth quarters of 2010 include restructuring and reorganization costs of $1.9 million, $1.6 million and $2.3 million, respectively. Operating expenses in the third quarter of 2010 include legal accruals of $1.8 million. Operating expenses in the fourth quarter of 2010 include the reversal of a legal accrual of $16.4 million.

(2)	Operating expenses in the second and third quarters of 2009 include legal accruals of $12.0 million and $22.5 million, respectively. Operating expenses in the fourth quarter of 2009 include $20.3 million of legal accruals and a $15.5 million curtailment gain on the Company’s benefit plans.

Note 19 —	Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; PropertyBridge, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information represents condensed, consolidating Balance Sheets as of December 31, 2010 and 2009, along with condensed, consolidating Statements of Income (Loss) and Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries. As described in Note 2 — Summary of Significant Accounting Policies the Company has corrected the presentation of certain investments in time deposits and certificates of deposit in the 2009 and 2008 condensed, consolidating financial statements.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	108	2,704,865	160,968	—	2,865,941
Receivables, net (substantially restricted)	—	970,108	12,211	—	982,319
Short-term investments (substantially restricted)	—	405,769	—	—	405,769
Investments and related put options (substantially restricted)	—	160,936	—	—	160,936
Property and equipment	—	93,006	22,105	—	115,111
Goodwill	—	306,878	121,813	—	428,691
Other assets	—	141,469	15,500	—	156,969
Equity investments in subsidiaries	265,990	168,978	—	(434,968)	—
Intercompany receivables		260,803	—	(260,803)	—

Total assets	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)
Payment service obligations	$—	$4,095,734	$89,002	$—	$4,184,736
Debt	—	639,946	—	—	639,946
Pension and other postretirement benefits	—	119,008	1,528	—	120,536
Accounts payable and other liabilities	6,631	92,134	14,882	—	113,647
Intercompany liabilities	202,596	—	58,207	(260,803)	—

Total liabilities	209,227	4,946,822	163,619	(260,803)	5,058,865
Mezzanine equity	999,353	—	—	—	999,353
Total stockholders’ deficit (equity)	(942,482)	265,990	168,978	(434,968)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit (equity)	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$1,125,014	$204,267	$(183,969)	$1,145,312
Investment revenue	—	21,080	261	—	21,341

Total revenue	—	1,146,094	204,528	(183,969)	1,166,653
EXPENSES
Fee and other commissions expense	—	527,539	91,647	(118,427)	500,759
Investment commissions expense	—	737	—	—	737

Total commissions expense	—	528,276	91,647	(118,427)	501,496
Compensation and benefits	(217)	175,521	51,118	—	226,422
Transaction and operations support	1,564	208,966	40,794	(65,542)	185,782
Occupancy, equipment and supplies	—	36,987	9,494	—	46,481
Depreciation and amortization	—	37,412	10,662	—	48,074

Total operating expenses	1,347	987,162	203,715	(183,969)	1,008,255

OPERATING (LOSS) INCOME	(1,347)	158,932	813	—	158,398

Other expense (income)
Net securities (gains) losses	—	(2,115)	—	—	(2,115)
Interest expense	—	102,133	—	—	102,133
Other	—	—	—	—	—

Total other expenses, net	—	100,018	—	—	100,018

(Loss) income before income taxes	(1,347)	58,914	813	—	58,380
Income tax (benefit) expense	(471)	11,113	3,937	—	14,579

(Loss) income after income taxes	(876)	47,801	(3,124)	—	43,801
Equity income (loss) in subsidiaries	44,677	(3,124)	—	(41,553)	—

NET INCOME(LOSS)	$43,801	$44,677	$(3,124)	$(41,553)	$43,801

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(21,872)	$73,029	$9,580	$—	$60,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	140,985	—	—	140,985
Net purchases of short-term investments	—	(5,769)	—	—	(5,769)
Purchases of property and equipment, net of disposals	—	(17,901)	(14,753)	—	(32,654)
Cash paid for acquisitions, net of cash acquired	—	(1,436)	1,106	—	(330)
Capital contributions to subsidiaries		(4,067)	—	4,067	—
Dividends from subsidiaries	20,000	—	—	(20,000)	—

Net cash provided by (used in) investing activities	20,000	111,812	(13,647)	(15,933)	102,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(165,000)	—	—	(165,000)
Proceeds from exercise of stock options	2,031	—	—	—	2,031
Intercompany financings	(159)	159	—	—	—
Capital contributions from parent	—		4,067	(4,067)	—
Dividends to parent	—	(20,000)	—	20,000	—

Net cash used in financing activities	1,872	(184,841)	4,067	15,933	(162,969)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—		—		—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2009

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	—	3,170,259	206,565	—	3,376,824
Receivables, net (substantially restricted)	—	1,047,459	6,922	—	1,054,381
Short-term investments (substantially restricted)	—	400,000	—	—	400,000
Investments and related put options (substantially restricted)	—	325,584	—	—	325,584
Property and equipment	—	111,015	16,957	—	127,972
Goodwill	—	306,878	118,752	—	425,630
Other assets	60,294	129,983	28,995	—	219,272
Equity investments in subsidiaries	237,521	164,676	—	(402,197)	—
Intercompany receivables		301,227	—	(301,227)	—

Total assets	$297,815	$5,957,081	$378,191	$(703,424)	$5,929,663

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)
Payment service obligations	$—	$4,719,520	$123,934	$—	$4,843,454
Debt	—	796,791	—	—	796,791
Pension and other postretirement benefits	—	118,069	1,101	—	119,170
Accounts payable and other liabilities	87,773	85,180	15,980	—	188,933
Intercompany liabilities	228,727	—	72,500	(301,227)	—

Total liabilities	316,500	5,719,560	213,515	(301,227)	5,948,348
Mezzanine equity	864,328	—	—	—	864,328
Total stockholders’ deficit (equity)	(883,013)	237,521	164,676	(402,197)	(883,013)

Total liabilities, mezzanine equity and stockholders’ deficit (equity)	$297,815	$5,957,081	$378,191	$(703,424)	$5,929,663

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$1,123,375	$126,810	$(121,693)	$1,128,492
Investment revenue	—	31,208	2,011	—	33,219

Total revenue	—	1,154,583	128,821	(121,693)	1,161,711
EXPENSES
Fee and other commissions expense	—	514,142	21,573	(38,610)	497,105
Investment commissions expense	—	1,362	—	—	1,362

Total commissions expense	—	515,504	21,573	(38,610)	498,467
Compensation and benefits	3,942	155,008	40,103	—	199,053
Transaction and operations support	42,878	267,375	57,107	(83,083)	284,277
Occupancy, equipment and supplies	—	37,999	9,426	—	47,425
Depreciation and amortization	—	44,979	12,112	—	57,091

Total operating expenses	46,820	1,020,865	140,321	(121,693)	1,086,313

OPERATING (LOSS) INCOME	(46,820)	133,718	(11,500)	—	75,398

Other expense (income)
Net securities (gains) losses	—	(7,790)	—	—	(7,790)
Interest expense	—	107,911	—	—	107,911
Other	—	(2,401)	—	—	(2,401)

Total other expenses, net	—	97,720	—	—	97,720

(Loss) income before income taxes	(46,820)	35,998	(11,500)	—	(22,322)
Income tax (benefit) expense	(16,387)	(6,010)	1,981	—	(20,416)

(Loss) income after income taxes	(30,433)	42,008	(13,481)	—	(1,906)
Equity income (loss) in subsidiaries	28,527	(13,481)	—	(15,046)	—

NET (LOSS) INCOME	$(1,906)	$28,527	$(13,481)	$(15,046)	$(1,906)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$25,847	$423,763	$32,924	$—	$482,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments	—	140,999	—	—	140,999
Net purchases of short-term investments	—	(400,000)	—	—	(400,000)
Purchases of property and equipment	—	(26,253)	(11,695)	—	(37,948)
Cash paid for acquisitions, net of cash acquired	—	—	(3,210)	—	(3,210)
Proceeds from disposal of a business	—	4,500	—	—	4,500
Dividends from subsidiaries	—	18,019	—	(18,019)	—

Net cash provided by (used in) investing activities	—	(262,735)	(14,905)	(18,019)	(295,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(186,875)	—	—	(186,875)
Intercompany financings	(25,847)	25,847	—	—	—
Dividends to parent	—	—	(18,019)	18,019	—

Net cash (used in) provided by financing activities	(25,847)	(161,028)	(18,019)	18,019	(186,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—		—		—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2008

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$1,101,379	$116,407	$(109,335)	$1,108,451
Investment revenue	—	135,218	26,912	—	162,130

Total revenue	—	1,236,597	143,319	(109,335)	1,270,581
EXPENSES
Fee and other commissions expense	—	519,792	12,015	(29,490)	502,317
Investment commissions expense	—	102,292	—	—	102,292

Total commissions expense	—	622,084	12,015	(29,490)	604,609
Compensation and benefits	17,688	170,525	36,367	—	224,580
Transaction and operations support	12,406	242,566	44,778	(79,845)	219,905
Occupancy, equipment and supplies	—	39,599	6,395	—	45,994
Depreciation and amortization	—	44,984	11,688	—	56,672

Total operating expenses	30,094	1,119,758	111,243	(109,335)	1,151,760

OPERATING (LOSS) INCOME	(30,094)	116,839	32,076	—	118,821

Other expense (income)
Net securities (gains) losses	—	246,719	93,969	—	340,688
Interest expense	6,478	88,542	—	—	95,020
Other	16,030	4,274	—	—	20,304

Total other expenses, net	22,508	339,535	93,969	—	456,012

(Loss) income before income taxes	(52,602)	(222,696)	(61,893)	—	(337,191)
Income tax (benefit) expense	(18,411)	(58,580)	1,185	—	(75,806)

(Loss) income after income taxes	(34,191)	(164,116)	(63,078)	—	(261,385)
Equity (loss) income in subsidiaries	(227,194)	(63,078)	—	290,272	—

NET (LOSS) INCOME	$(261,385)	$(227,194)	$(63,078)	$290,272	$(261,385)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2008

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	$(46,315)	$(3,880,047)	$(713,419)	$—	$(4,639,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	—	2,004,482	891,529	—	2,896,011
Proceeds from maturities of investments	—	351,983	141,337	—	493,320
Purchases of property and equipment	—	(31,537)	(6,933)	—	(38,470)
Cash paid for acquisitions, net of cash acquired	—	(474)	(2,454)	—	(2,928)
Capital contributions to subsidiaries	(760,000)			760,000	—
Dividends from subsidiaries	—	310,060	—	(310,060)	—

Net cash (used in) provided by investing activities	(760,000)	2,634,514	1,023,479	449,940	3,347,933

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	685,945	—	—	685,945
Payments on debt	—	(101,875)	—	—	(101,875)
Net proceeds from issuance of preferred stock	707,778	—	—	—	707,778
Intercompany financings	98,537	(98,537)	—	—	—
Capital contributions from parent	—	760,000	—	(760,000)	—
Dividends to parent	—	—	(310,060)	310,060	—

Net cash provided by (used in) financing activities	806,315	1,245,533	(310,060)	(449,940)	1,291,848

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—		—		—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

(This page intentionally left blank.)