Form 10-Q
period 2011-03-31
MONEYGRAM INTERNATIONAL INC
filed 2011-05-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor	75201
Dallas, Texas	(Zip Code)
(Address of principal executive offices)
(214) 999-7552
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
As of May 3, 2011, 83,710,522 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
(Amounts in thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,776,009	2,865,941
Receivables, net (substantially restricted)	956,945	982,319
Short-term investments (substantially restricted)	411,299	405,769
Available-for-sale investments (substantially restricted)	145,168	160,936
Property and equipment	111,100	115,111
Goodwill	428,691	428,691
Other assets	146,842	156,969

Total assets	$4,976,054	$5,115,736

LIABILITIES
Payment service obligations	$4,045,265	$4,184,736
Debt	640,090	639,946
Pension and other postretirement benefits	119,394	120,536
Accounts payable and other liabilities	91,944	113,647

Total liabilities	4,896,693	5,058,865

COMMITMENTS AND CONTINGENCIES (NOTE 13)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, 760,000 shares authorized, 495,000 shares issued and outstanding	651,773	628,199
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, 500,000 shares authorized, 272,500 shares issued and outstanding	383,348	371,154

Total mezzanine equity	1,035,121	999,353

STOCKHOLDERS’ DEFICIT
Preferred shares, $0.01 par value, none issued	—	—
Common shares, $0.01 par value, 1,300,000,000 shares authorized, 88,556,077 shares issued	886	886
Additional paid-in capital	—	—
Retained loss	(790,314)	(771,544)
Unearned employee benefits	—	—
Accumulated other comprehensive loss	(28,292)	(31,879)
Treasury stock: 4,845,555 and 4,935,555 shares at March 31, 2011 and December 31, 2010, respectively	(138,040)	(139,945)

Total stockholders’ deficit	(955,760)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit	$4,976,054	$5,115,736

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2011	2010

REVENUE
Fee and other revenue	$290,009	$280,866
Investment revenue	4,015	5,638

Total revenue	294,024	286,504
EXPENSES
Fee and other commissions expense	129,060	122,410
Investment commissions expense	140	204

Total commissions expense	129,200	122,614
Compensation and benefits	59,295	57,562
Transaction and operations support	50,409	47,586
Occupancy, equipment and supplies	11,753	11,169
Depreciation and amortization	11,666	12,511

Total operating expenses	262,323	251,442

OPERATING INCOME	31,701	35,062

Other expense (income)
Net securities gains	—	(2,392)
Interest expense	20,613	24,407

Total other expenses, net	20,613	22,015

Income before income taxes	11,088	13,047

Income tax (benefit) expense	(2,957)	2,235

NET INCOME	$14,045	$10,812

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.26)

Net loss available to common stockholders:
Net income as reported	$14,045	$10,812
Accrued preferred stock dividends	(33,209)	(29,369)
Accretion recognized on preferred stock	(2,559)	(2,845)

Net loss available to common stockholders	(21,723)	(21,402)

Weighted-average outstanding common shares	83,638	82,632

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010

NET INCOME	$14,045	$10,812
OTHER COMPREHENSIVE INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period	1,944	2,840
Reclassification adjustment for net realized losses included in net income	—	57

	1,944	2,897

Pension and postretirement benefit plans:
Reclassification of prior service (credit) costs for pension and postretirement benefit plans recorded to net income, net of tax (expense) benefit of $(57) and $8	(92)	13
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $621 and $546	1,012	892
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $443 and $(906)	723	(1,478)

Other comprehensive income	3,587	2,324

COMPREHENSIVE INCOME	$17,632	$13,136

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,045	$10,812
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,666	12,511
Net gain (loss) on maturities of investments	—	(2,449)
Net amortization of investment premiums and discounts	6	94
Asset impairments and adjustments	(282)	57
Signing bonus amortization	7,948	7,330
Signing bonus payments	(6,778)	(11,535)
Amortization of debt discount and deferred financing costs	1,591	2,442
Provision for uncollectible receivables	1,349	2,465
Non-cash compensation and pension expense	6,922	9,201
Other non-cash items, net	449	103
Changes in foreign currency translation adjustments	723	(1,478)
Change in other assets	4,239	(12,904)
Change in accounts payable and other liabilities	(20,095)	(390)

Total adjustments	7,738	5,447
Change in cash and cash equivalents (substantially restricted)	89,932	598,733
Change in trading investments and related put options (substantially restricted)	—	29,400
Change in receivables (substantially restricted)	24,025	88,954
Change in payment service obligations	(139,471)	(270,672)

Net cash (used in) provided by operating activities	(3,731)	462,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	17,462	43,323
Purchases of short-term investments (substantially restricted)	(205,441)	(500,408)
Proceeds from maturities of short-term investments (substantially restricted)	200,500	—
Purchases of property and equipment	(8,973)	(6,324)
Cash paid for acquisitions, net of cash acquired	—	(341)

Net cash provided by (used in) investing activities	3,548	(463,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	183	1,076

Net cash provided by financing activities	183	1,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
		Additional		Unearned	Other
	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Capital	Loss	Benefits	Loss	Stock	Total

December 31, 2010	$886	$—	$(771,544)	$—	$(31,879)	$(139,945)	$(942,482)
Net income			14,045				14,045
Accrued dividends on preferred stock		(2,115)	(31,094)				(33,209)
Accretion on preferred stock		(2,559)					(2,559)
Employee benefit plans		4,674	(1,721)	—		1,905	4,858
Net unrealized gain on available-for-sale securities					1,944		1,944
Amortization of prior service cost for pension and postretirement benefits, net of tax					(92)		(92)
Amortization of unrealized losses on pension and postretirement benefits, net of tax					1,012		1,012
Unrealized foreign currency translation adjustment					723		723

March 31, 2011	$886	$—	$(790,314)	$—	$(28,292)	$(138,040)	$(955,760)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram“ or the “Company“) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Correction of Presentation of Short-term Investments — In connection with the preparation of its consolidated financial statements for the year ended December 31, 2010, the Company corrected the presentation of certain investments in time deposits and certificates of deposit, reflecting the fact that these investments have original maturities in excess of three months but no greater than thirteen months. Accordingly, the related gross purchases and gross maturities of such short-term investments, previously presented within “Change in cash and cash equivalents (substantially restricted)” in operating activities, have been properly presented as cash flows from investing activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2010.
Note 2 — Proposed Recapitalization
On March 7, 2011, the Company entered into a Recapitalization Agreement, as amended on May 4, 2011, with affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) pursuant to which (i) THL will convert all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into shares of common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram, (ii) Goldman Sachs will convert all of the shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram, and (iii) THL will receive approximately 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs will receive approximately 15,504 additional shares of D Stock (equivalent to approximately 15.5 million shares of common stock) and $77.5 million in cash (such transactions, collectively, the “2011 Recapitalization”).
Concurrent with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. and the Company entered into a Consent Agreement with the holders of the second lien notes pursuant to which the parties entered into a supplemental indenture to the indenture governing the Company’s second lien notes that, among other things, amended the indenture governing the second lien notes in order to permit the 2011 Recapitalization. On April 15, 2011, the syndication process was completed for a new $540 million senior secured credit facility (the “New Credit Facility”) consisting of a $150 million, five-year revolving credit facility and a $390 million, six-year term loan. Upon closing, the net proceeds from the term loan under the New Credit Facility would be used to consummate the 2011 Recapitalization and to refinance the Company’s existing credit facility. The proposed term loan is expected to bear interest at LIBOR plus 3.25 percent (with a LIBOR floor of 1.25 percent). Closing of the New Credit Facility is subject to finalization of a new credit agreement with the lenders on customary terms and conditions. Closing of the New Credit Facility is conditional upon the closing of the 2011 Recapitalization.
The 2011 Recapitalization has been approved unanimously by the Company’s board of directors following the recommendation of a special committee comprised of independent and disinterested members of our board of directors, and is subject to various conditions contained in the Recapitalization Agreement. These conditions include the approval of the 2011 Recapitalization by the affirmative vote of a majority of the outstanding shares of our common stock and B Stock (on an as-converted basis), voting as a single class, and the affirmative vote of a majority of the outstanding shares of our common stock (not including the B Stock or any other stock of the Company held by any Investor or any executive officer or director of the Company). Voting on the 2011 Recapitalization is currently scheduled for May 18, 2011 at a special meeting of the Company’s stockholders.
If the 2011 Recapitalization is completed as intended, all amounts included in mezzanine equity would be converted into components of stockholders’ deficit. Unamortized transaction costs and discounts related to the mezzanine equity would be charged against additional paid-in capital to the extent available, with the remaining amount charged to retained loss. The conversion of the B Stock would result in an increase to common stock and additional paid-in capital, while the conversion of the B-1 Stock would result in the recognition of the D Stock within stockholders’ deficit. The shares of common stock and D Stock issued as additional consideration, along with additional consideration to be paid in cash, would be charged against retained loss and would reduce the amount of income available to common stockholders in the calculation of earnings per share for the period in which the conversion is completed. Upon entering into the New Credit Facility, the Company anticipates that the unamortized discounts and deferred financing costs related to the existing senior facility would be expensed.

As previously disclosed, the Investors have a Participation Agreement with Walmart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. Under the terms of the Participation Agreement, the Investors are obligated to pay Walmart certain percentages of accumulated cash payments received by the Investors in excess of the Investor’s original investments in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefited from the agreement. A liability and the related expense associated with the Participation Agreement would be recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability would be released through a credit to the Company’s additional paid-in capital. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time, and has not recognized a liability or expense related to the Participation Agreement. The additional consideration to be paid to the Investors in connection with the 2011 Recapitalization would not result in a liquidity event as the amounts to be received by the Investors are less than their original investment in the Company.
Note 3 — Assets in Excess of Payment Service Obligations
The following table shows the amount of assets in excess of payment service obligations at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Cash and cash equivalents (substantially restricted)	$2,776,009	$2,865,941
Receivables, net (substantially restricted)	956,945	982,319
Short-term investments (substantially restricted)	411,299	405,769
Available-for-sale investments (substantially restricted)	145,168	160,936

	4,289,421	4,414,965
Payment service obligations	(4,045,265)	(4,184,736)

Assets in excess of payment service obligations	$244,156	$230,229

The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2011 and December 31, 2010.
Note 4 — Fair Value Measurement
The following table sets forth the Company’s financial assets that are recorded at fair value, with forward contracts displayed on a net basis. At March 31, 2011 the Company has recorded liabilities associated with its forward contracts at a fair value of $1.6 million with corresponding receivables of $1.5 million, for a net liability position of $0.1 million. At December 31, 2010, the Company had recorded liabilities associated with its forward contracts at a fair value of $0.5 million, with corresponding receivables of $1.1 million, for a net asset position of $0.6 million.

	March 31, 2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,530	$—	$8,530
Residential mortgage-backed securities — agencies	—	110,298	—	110,298
Other asset-backed securities	—	—	26,340	26,340

Total financial assets	$—	$118,828	$26,340	$145,168

	December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,641	$—	$8,641
Residential mortgage-backed securities — agencies	—	128,585	—	128,585
Other asset-backed securities	—	—	23,710	23,710
Forward contracts	—	582	—	582

Total financial assets	$—	$137,808	$23,710	$161,518

The tables below provide a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		Total	Trading		Total
	Other	Level 3	Investments	Other	Level 3
	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$23,710	$23,710	$26,951	$22,088	$49,039
Realized gains	—	—	2,449	—	2,449
Principal paydowns	(410)	(410)	(29,400)	(909)	(30,309)
Other-than-temporary impairments	—	—	—	(57)	(57)
Unrealized gains — instruments still held at the reporting date	4,093	4,093	—	3,051	3,051
Unrealized losses — instruments still held at the reporting date	(1,053)	(1,053)	—	(340)	(340)

Ending balance	$26,340	$26,340	$—	$23,833	$23,833

Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of March 31, 2011, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $98.7 million and $40.9 million, respectively. As of March 31, 2011, the fair value of the Company’s second lien notes is estimated at $525.0 million. See Note 7 — Debt for more information on the Company’s debt.
Note 5 — Investment Portfolio
Components of the Company’s investment portfolio are as follows:

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Cash	$1,991,979	$1,042,381
Money markets	783,984	1,818,138
Deposits	46	5,422

Cash and cash equivalents (substantially restricted)	2,776,009	2,865,941
Short-term investments (substantially restricted)	411,299	405,769
Available-for-sale investments (substantially restricted)	145,168	160,936

Total investment portfolio	$3,332,476	$3,432,646

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of time deposits with original maturities of three months or less, and are issued from financial institutions that are rated BBB or better as of the date of this filing.
Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated AA as of the date of this filing.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at March 31, 2011:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$104,293	$6,005	$—	$110,298	$106.45
Other asset-backed securities	10,252	16,088	—	26,340	5.41
United States government agencies	7,383	1,147	—	8,530	94.78

Total	$121,928	$23,240	$—	$145,168	$24.20

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2010:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities — agencies	$121,677	$7,001	$(93)	$128,585	$106.37
Other asset-backed securities	10,690	13,020	—	23,710	4.68
United States government agencies	7,273	1,368	—	8,641	96.01

Total	$139,640	$21,389	$(93)	$160,936	$25.27

At March 31, 2011 and December 31, 2010, approximately 82 percent and 85 percent, respectively, of the available-for-sale portfolio are invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure, as factored into the fair value estimates, with the average price of an asset-backed security at $0.05 per dollar of par at March 31, 2011.
Gains and Losses and Other-Than-Temporary Impairments — At March 31, 2011 and December 31, 2010, net unrealized gains of $23.2 million and $21.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three months ended March 31, 2011 and 2010, net losses of zero and less than $0.1 million, respectively, were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. “Net securities gains” were as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Other-than-temporary impairments from available-for-sale investments	$—	$57
Realized gains from trading investments and related put options	—	(2,449)

Net securities gains	$—	$(2,392)

The Company’s final trading investment was called at par during the first quarter of 2010, resulting in a $2.5 million gain recorded in “Net securities gains,” net of the reversal of the related put options.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2011 and December 31, 2010 consisted of the following ratings:

	March 31, 2011			December 31, 2010
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	25	$118,520	82%	25	$136,893	85%
Below investment grade	63	26,648	18%	64	24,043	15%

Total	88	$145,168	100%	89	$160,936	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be less than a $0.1 million change to investments rated A or better at March 31, 2011, and no change at December 31, 2010.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2011 and December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	March 31, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$7,383	$8,530	$7,273	$8,641
Mortgage-backed and other asset-backed securities	114,545	136,638	132,367	152,295

Total	$121,928	$145,168	$139,640	$160,936

Note 6 — Derivative Financial Instruments
The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support“ line in the Consolidated Statements of Income (Loss) reflects net foreign currency exchange losses of $1.5 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. These losses reflect changes in foreign currency exchange rates on foreign-denominated receivables and payables from the related forward contracts, and are net of a loss on forward contracts of $8.1 million for the three months ended March 31, 2011 and a gain on forward contracts of $4.2 million for the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the Company had $155.4 million and $123.8 million, respectively, of outstanding notional amounts relating to its forward contracts.
At March 31, 2011 and December 31, 2010, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	March 31,	December 31,	March 31,	December 31,
(Amounts in thousands)	Location	2011	2010	2011	2010

Forward contracts	Other assets	$1,481	$1,117	$1,590	$535

Note 7 — Debt
Following is a summary of the Company’s outstanding debt at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$100,000	5.75%	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	40,090	7.25%	39,946	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$640,090		$639,946

Senior Facility — The Company may elect an interest rate for the senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2011 and 2010, the Company elected the United States prime bank rate as its interest basis. Amortization of the debt discount on Tranche B of $0.1 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively, is recorded in “Interest expense“ in the Consolidated Statements of Income (Loss). As of March 31, 2011, the Company has $241.7 million of availability under the revolving credit facility, net of $8.3 million of outstanding letters of credit. In connection with the 2011 Recapitalization, the Company completed the syndication process for a new credit facility, the proceeds of which would be used to refinance the Senior Facility upon closing. See Note 2 — Proposed Recapitalization for further information.

Second Lien Notes — Prior to March 25, 2011, the Company had the option to capitalize interest at a rate of 15.25 percent for the second lien notes. If interest had been capitalized, 0.50 percent of the interest would have been payable in cash and 14.75 percent would have been capitalized into the outstanding principal balance. The Company paid the interest through March 31, 2011, and anticipates that it will continue to pay the interest on the notes for the foreseeable future.
Debt Covenants — At March 31, 2011, the Company is in compliance with its covenants.
Deferred Financing Costs — Amortization of deferred financing costs of $1.4 million and $1.7 million during the three months ended March 31, 2011 and 2010, respectively, is recorded in “Interest expense“ in the Consolidated Statements of Income (Loss).
Interest Paid in Cash — The Company paid $18.7 million and $21.7 million of interest for the three months ended March 31, 2011 and 2010, respectively.
Note 8 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs“) and postretirement benefit plans includes the following components for the three months ended March 31:

	Pension and SERP’s		Postretirement Benefits
(Amounts in thousands)	2011	2010	2011	2010

Service cost	$—	$—	$—	$—
Interest cost	2,841	2,969	13	63
Expected return on plan assets	(2,056)	(2,166)	—	—
Amortization of prior service cost (credit)	7	21	(156)	—
Recognized net actuarial loss	1,572	1,196	61	4

Net periodic benefit expense	$2,364	$2,020	$(82)	$67

Benefits paid through the defined benefit pension plan were $2.2 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company made contributions of $0.9 million to the defined benefit pension plan during the three months ended March 31, 2011. No contributions were made to the defined benefit pension plan during the three months ended March 31, 2010. Benefits paid through, and contributions made to, the combined SERPs were $1.1 million during both the three months ended March 31, 2011 and 2010. Benefits paid through, and contributions made to, the defined benefit postretirement plans were less than $0.1 million and $0.4 million during the three months ended March 31, 2011 and 2010, respectively. Contribution expense for the 401(k) defined contribution plan was $0.8 million for both the three months ended March 31, 2011 and 2010.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss“ into “Net periodic benefit expense“ was $1.6 million ($1.0 million, net of tax) and $1.2 million ($0.7 million, net of tax) for the three months ended March 31, 2011 and 2010, respectively, while the prior service cost was nominal for both the three months ended March 31, 2011 and 2010. The net loss for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was nominal for both the three months ended March 31, 2011 and 2010. The prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss“ into “Net periodic benefit expense“ was $0.2 million ($0.1 million, net of tax) for the three months ended March 31, 2011 while the prior service cost was nominal for the three months ended March 31, 2010.
Deferred Compensation Plans — In February 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of management and highly compensated employees, was amended to (a) terminate all employee deferral accounts on the amendment date and pay each participant the balance of the participant’s account in a lump sum no earlier than one year from termination and no later than December 31, 2012; and (b) cash out all non-voluntary, employer deferral accounts if and when the account balance falls below the applicable dollar amount under Section 402(g)(1)(B) of the Internal Revenue Code. The Company intends to make payments due under (a) on or around March 2012, and under (b) in May 2011 and future dates as applicable.

Note 9 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to the Company’s Series B Stock during the three months ended March 31, 2011:

			Series
(Amounts in thousands)	B Stock	B-1 Stock	B Stock

Balance at December 31, 2010	$628,199	$371,154	$999,353
Dividends accrued	21,418	11,791	33,209
Accretion	2,156	403	2,559

Balance at March 31, 2011	$651,773	$383,348	$1,035,121

In connection with the 2011 Recapitalization, the Company entered into the Recapitalization Agreement which, if consummated as contemplated, would result in the conversion of the Series B Stock into common stock and D Stock. See Note 2 — Proposed Recapitalization for further information.
Note 10 — Stockholders’ Deficit
Common Stock — Following is a summary of common stock issued and outstanding:

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Common shares issued	88,556	88,556
Treasury stock	(4,846)	(4,936)

Common shares outstanding	83,710	83,620

Treasury Stock — Following is a summary of treasury stock share activity during the three months ended March 31, 2011:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2010	4,936
Exercise of stock options	(90)

Balance at March 31, 2011	4,846

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss“ are as follows:

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Net unrealized gains on securities classified as available-for-sale	$23,240	$21,296
Cumulative foreign currency translation adjustments	5,917	5,194
Prior service cost for pension and postretirement benefits, net of tax	2,312	2,404
Unrealized losses on pension and postretirement benefits, net of tax	(59,761)	(60,773)

Accumulated other comprehensive loss	$(28,292)	$(31,879)

Note 11 — Stock-Based Compensation
The Company’s 2005 Omnibus Incentive Plan allows for the issuance under all awards of 47,000,000 shares of common stock. As of March 31, 2011, the Company has remaining authorization to issue awards of up to 4,854,957 shares of common stock. On April 4, 2011, the Board of Directors unanimously approved an amendment to the 2005 incentive plan to increase the aggregate number of shares reserved for the issuance under the 2005 incentive plan from 47,000,000 shares to 57,000,000 shares, subject to stockholder approval.

Stock Options — Pursuant to the terms of options granted in 2011, 50 percent of the options become exercisable through the passage of time (the “Time-based Tranche“) and 50 percent of the options become exercisable upon the achievement of certain conditions (the “Performance-based Tranche“). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) for some issuances in 2009, a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, a public offering resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2011 have a term of 10 years. These terms are consistent with options granted in 2010.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the Company’s spin-off from Viad Corporation on June 30, 2004. The Company used the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. As the pattern of changes in the value of the Company’s common stock since late 2007 has been substantially different from historical patterns, the nature of options granted since 2008 is substantially different from historical grants and there have been minimal stock option exercises since 2007, the Company is unable to make a more refined estimate than the use of the simplified method. The expected term represents the period of time that options are expected to be outstanding and the forfeiture rate represents the number of unvested options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity that could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2011 options.

Expected dividend yield	0.0%
Expected volatility	72.4%
Risk-free interest rate	2.9%
Expected life	6.5 years
Weighted-average grant-date fair value per option	$2.08
Following is a summary of stock option activity for 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2010	39,897,474	$3.31
Granted	3,600,000	2.91
Exercised	(90,000)	2.30
Forfeited/Expired	(1,970,516)	8.62

Options outstanding at March 31, 2011	41,436,958	$3.02	8.48 years	$36,404

Vested or expected to vest at March 31, 2011	39,737,424	$3.04	8.45 years	$35,174

Options exercisable at March 31, 2011	7,701,958	$4.89	7.11 years	$8,347

As of March 31, 2011, the Company’s outstanding stock options had unrecognized compensation expense of $28.6 million and a remaining weighted-average vesting period of 1.5 years. The Company recorded compensation expense related to stock options of $4.5 million and $6.9 million for the three months ended March 31, 2011 and 2010 respectively. Compensation expense related to restricted stock units was $0.1 million for the three months ended March 31, 2011.

Note 12 — Income Taxes
For the three months ended March 31, 2011, the Company had $3.0 million of income tax benefit on pre-tax income of $11.1 million, primarily reflecting a discrete benefit of $3.5 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets. The effective tax rate for 2011 reflects the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position as of March 31, 2011 and expectations that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. For the three months ended March 31, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $13.0 million, primarily reflecting the reversal of book to tax differences, including a litigation accrual. The Company paid $0.1 million and $0.3 million of federal and state income taxes for the three months ended March 31, 2011 and 2010, respectively.
For both the three months ended March 31, 2011 and 2010, the Company recognized $0.1 million in interest and penalties for unrecognized tax benefits. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Income. As of March 31, 2011 and December 31, 2010, the Company had a liability of $1.8 million and $1.7 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing $687.0 million of deductions taken in the 2007 tax return. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company has had initial conferences with the IRS Appeals Office in 2010, and will continue these conferences in 2011. As of December 31, 2010, the Company has recognized a cumulative federal benefit of approximately $105.5 million relating to its net securities losses.
Note 13 — Commitments and Contingencies
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
In relation to various legal matters, including those described below, the Company had $3.1 million and $2.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, respectively. A charge of $0.8 million was recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss) for the three months ended March 31, 2011 and no charges related to legal matters were recorded for the three months ended March 31, 2010.
Shareholder Litigation — On April 15, 2011, a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman seeks to, among other things, enjoin or rescind the proposed 2011 Recapitalization, pursuant to which, among other things, subject to the terms and conditions in the Recapitalization Agreement, THL will convert all of its shares of B Stock into common stock of the Company and Goldman Sachs will convert all of its shares of B-1 Stock into shares of D Stock of the Company. On April 29, 2011, the plaintiff filed an amended complaint to add two additional plaintiffs. The Company intends to defend the lawsuit vigorously, including opposing the request to enjoin the 2011 Recapitalization.
Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. The liability on that particular patent is expected to be approximately $0.2 million subject to a review by the District Court. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc,” which petition was denied by the Appellate Court on February 11, 2011.

Note 14 — Earnings per Common Share
Following are the weighted-average potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive:

	Three Months Ended
	March 31, 2011
(Amounts in thousands)	2011	2010

Shares related to stock options	41,078	35,154
Shares related to restricted stock	—	5
Shares related to preferred stock	445,034	393,496
Note 15 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,“ and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 30.0 percent and 30.8 percent of the Company’s total revenue for the three months ended March 31, 2011 and 2010, respectively. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Revenue
Global Funds Transfer:
Money transfer	$239,704	$222,831
Bill payment	30,077	33,863

Total Global Funds Transfer	269,781	256,694
Financial Paper Products:
Money order	15,730	17,904
Official check	8,166	10,499

Total Financial Paper Products	23,896	28,403
Other	347	1,407

Total revenue	$294,024	$286,504

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Segment operating income:
Global Funds Transfer	$26,447	$27,781
Financial Paper Products	8,380	8,903
Other	(263)	(518)

Total segment operating income	34,564	36,166
Net securities (gains) losses	—	(2,392)
Interest expense	20,613	24,407
Other unallocated expenses	2,863	1,104

Income (loss) before income taxes	$11,088	$13,047

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Depreciation and amortization:
Global Funds Transfer	$10,113	$9,812
Financial Paper Products	1,544	2,690
Other	9	9

Total depreciation and amortization	$11,666	$12,511

Capital expenditures:
Global Funds Transfer	$6,891	$5,807
Financial Paper Products	874	1,110
Other	—	—

Total capital expenditures	$7,765	$6,917

The following table presents revenue by major geographic area:

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

United States	$187,898	$195,463
International	106,126	91,041

Total revenue	$294,024	$286,504

Note 16 — Condensed Consolidating Financial Statements
In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, such debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; PropertyBridge, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents condensed, consolidating Balance Sheets as of March 31, 2011 and December 31, 2010, along with condensed, consolidating Statements of Income and Statements of Cash Flows for the three months ended March 31, 2011 and 2010. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	10	2,642,624	133,375	—	2,776,009
Receivables, net (substantially restricted)	—	945,017	11,928	—	956,945
Short-term investments (substantially restricted)	—	400,000	11,299	—	411,299
Available-for-sale investments (substantially restricted)	—	145,168	—	—	145,168
Property and equipment	—	87,304	23,796	—	111,100
Goodwill	—	306,878	121,813	—	428,691
Other assets	7,624	124,466	14,669	83	146,842
Equity investments in subsidiaries	284,268	177,158	—	(461,426)	—
Intercompany receivables	—	253,165	—	(253,165)	—

Total assets	$291,902	$5,081,780	$316,880	$(714,508)	$4,976,054

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,972,823	$72,442	$—	$4,045,265
Debt	—	640,090	—	—	640,090
Pension and other postretirement benefits	—	117,689	1,705	—	119,394
Accounts payable and other liabilities	11,819	66,910	13,215	—	91,944
Intercompany liabilities	200,722	—	52,360	(253,082)	—

Total liabilities	212,541	4,797,512	139,722	(253,082)	4,896,693
Mezzanine equity	1,035,121	—	—	—	1,035,121
Total stockholders’ (deficit) equity	(955,760)	284,268	177,158	(461,426)	(955,760)

Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$291,902	$5,081,780	$316,880	$(714,508)	$4,976,054

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	108	2,704,865	160,968	—	2,865,941
Receivables, net (substantially restricted)	—	970,108	12,211	—	982,319
Short-term investments (substantially restricted)	—	405,769	—	—	405,769
Investments and related put options (substantially restricted)	—	160,936	—	—	160,936
Property and equipment	—	93,006	22,105	—	115,111
Goodwill	—	306,878	121,813	—	428,691
Other assets	—	141,469	15,500	—	156,969
Equity investments in subsidiaries	265,990	168,978	—	(434,968)	—
Intercompany receivables	—	260,803	—	(260,803)	—

Total assets	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,095,734	$89,002	$—	$4,184,736
Debt	—	639,946	—	—	639,946
Pension and other postretirement benefits	—	119,008	1,528	—	120,536
Accounts payable and other liabilities	6,631	92,134	14,882	—	113,647
Intercompany liabilities	202,596	—	58,207	(260,803)	—

Total liabilities	209,227	4,946,822	163,619	(260,803)	5,058,865
Mezzanine equity	999,353	—	—	—	999,353
Total stockholders’ (deficit) equity	(942,482)	265,990	168,978	(434,968)	(942,482)

Total liabilities, mezzanine equity and stockholders’ (deficit) equity	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$284,678	$63,273	$(57,942)	$290,009
Investment revenue	—	3,935	80	—	4,015

Total revenue	—	288,613	63,353	(57,942)	294,024
EXPENSES
Fee and other commissions expense	—	135,088	26,942	(32,970)	129,060
Investment commissions expense	—	140	—	—	140

Total commissions expense	—	135,228	26,942	(32,970)	129,200
Compensation and benefits	(31)	44,142	15,184	—	59,295
Transaction and operations support	1,024	66,076	8,281	(24,972)	50,409
Occupancy, equipment and supplies	—	8,811	2,942	—	11,753
Depreciation and amortization	—	9,037	2,629	—	11,666

Total operating expenses	993	263,294	55,978	(57,942)	262,323

OPERATING (LOSS) INCOME	(993)	25,319	7,375	—	31,701

Other expense
Interest expense	—	20,613	—	—	20,613

Total other expenses, net	—	20,613	—	—	20,613

(Loss) income before income taxes	(993)	4,706	7,375	—	11,088
Income tax (benefit) expense	(347)	(2,910)	300	—	(2,957)

(Loss) income after income taxes	(646)	7,616	7,075	—	14,045
Equity income (loss) in subsidiaries	14,691	7,075	—	(21,766)	—

NET INCOME (LOSS)	$14,045	$14,691	$7,075	$(21,766)	$14,045

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$265,908	$44,603	$(29,645)	$280,866
Investment revenue	—	5,592	46	—	5,638

Total revenue	—	271,500	44,649	(29,645)	286,504
EXPENSES
Fee and other commissions expense	—	128,188	12,934	(18,712)	122,410
Investment commissions expense	—	204	—	—	204

Total commissions expense	—	128,392	12,934	(18,712)	122,614
Compensation and benefits	(59)	45,333	12,288	—	57,562
Transaction and operations support	2	46,293	12,224	(10,933)	47,586
Occupancy, equipment and supplies	—	8,870	2,299	—	11,169
Depreciation and amortization	—	9,621	2,890	—	12,511

Total operating expenses	(57)	238,509	42,635	(29,645)	251,442

OPERATING (LOSS) INCOME	57	32,991	2,014	—	35,062

Other expense (income)
Net securities (gains) losses	—	(2,392)	—	—	(2,392)
Interest expense	—	24,407	—	—	24,407

Total other expenses, net	—	22,015	—	—	22,015

Income before income taxes	57	10,976	2,014	—	13,047
Income tax expense	19	1,939	277	—	2,235

Income after income taxes	38	9,037	1,737	—	10,812
Equity income (loss) in subsidiaries	10,774	1,737	—	(12,511)	—

NET INCOME (LOSS)	$10,812	$10,774	$1,737	$(12,511)	$10,812

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,983)	$(16,079)	$15,331	$—	$(3,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments (substantially restricted)	—	17,462	—	—	17,462
Purchases of short-term investments (substantially restricted)	—	(194,142)	(11,299)	—	(205,441)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	—	—	200,500
Purchases of property and equipment, net of disposals	—	(4,259)	(4,714)	—	(8,973)
Capital contribution from subsidiary guarantors	—	(682)	—	682	—

Net cash provided by (used in) investing activities	—	18,879	(16,013)	682	3,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	183	—	—	—	183
Intercompany financings	2,800	(2,800)	—	—	—
Capital contribution from subsidiary guarantors	—	—	682	(682)	—

Net cash provided by (used in) financing activities	2,983	(2,800)	682	(682)	183

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20,404)	$484,112	$(1,034)	$—	$462,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments (substantially restricted)	—	43,323	—	—	43,323
Purchases of short-term investments (substantially restricted)	—	(500,408)	—	—	(500,408)
Purchases of property and equipment	—	(4,906)	(1,418)	—	(6,324)
Cash paid for (received from) acquisitions, net of cash acquired	—	(1,436)	1,095	—	(341)
Capital contributions from subsidiary guarantors	20,000	(1,357)	—	(18,643)	—

Net cash provided by (used in) investing activities	20,000	(464,784)	(323)	(18,643)	(463,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,076	—	—	—	1,076
Intercompany financings	(672)	672	—	—	—
Capital contributions from subsidiary guarantors	—	(20,000)	1,357	18,643	—

Net cash provided by (used in) financing activities	404	(19,328)	1,357	18,643	1,076

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

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
Table 1 — Results of Operations

	Three Months Ended
	March 31,		%
(Amounts in thousands)	2011	2010	Change
	(unaudited)	(unaudited)
Revenue
Fee and other revenue	$290,009	$280,866	3%
Investment revenue	4,015	5,638	(29)%

Total revenue	294,024	286,504	3%

Expenses
Fee and other commissions expense	129,060	122,410	5%
Investment commissions expense	140	204	(31)%

Total commissions expense	129,200	122,614	5%
Compensation and benefits	59,295	57,562	3%
Transaction and operations support	50,409	47,586	6%
Occupancy, equipment and supplies	11,753	11,169	5%
Depreciation and amortization	11,666	12,511	(7)%

Total operating expenses	262,323	251,442	4%

Operating income	31,701	35,062	(10)%

Other expense (income)
Net securities gains	—	(2,392)	100%
Interest expense	20,613	24,407	(16)%

Total other expense, net	20,613	22,015	(6)%

Income before income taxes	11,088	13,047	(15)%

Income tax (benefit) expense	(2,957)	2,235	(232)%

Net income	$14,045	$10,812	30%

Following is a summary of our operating results in the first quarter of 2011 as compared to the first quarter of 2010:
•	Total fee and other revenue increased $9.1 million, or 3 percent, to $290.0 million in the first quarter of 2011 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Volume growth of 14 percent drove the increase in money transfer fee and other revenue, but was partially offset by lower average money transfer fees per transaction due to the $50 price band introduced in the United States late in the first quarter of 2010, changes in corridor mix and the lower euro exchange rate. See further discussion under Table 2 — Fee and Other Revenue and Commissions Expense.
•	Investment revenue decreased $1.6 million, or 29 percent, to $4.0 million in the first quarter of 2011 due to lower yields earned on our investment portfolio and a decline in average investable balances.
•	Total commissions expense increased $6.6 million, or 5 percent, in the first quarter of 2011 due to money transfer volume growth and higher average commission rates per transaction, partially offset by the lower euro exchange rate and lower commissions expense related to bill payment products and the Financial Paper Products segment.
•	Total operating expenses increased $10.9 million, or 4 percent, in the first quarter of 2011, driven primarily by the increase in commissions expense, higher transaction and operations support expense and higher compensation and benefits expense partially offset by a decrease in depreciation and amortization expense. For the three months ended March 31, 2011 we recorded $2.9 million of costs associated with restructuring activities.
•	Net securities gains in the first quarter of 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option.

•	Interest expense decreased 16 percent to $20.6 million in the first quarter of 2011 from $24.4 million in 2010, reflecting lower outstanding debt balances due to $165.0 million of debt repayments during 2010.
•	In the first quarter of 2011, we had an income tax benefit of $3.0 million on pre-tax income of $11.1 million, primarily reflecting a lower effective tax rate and a $3.5 million reversal of valuation allowances.
•	The decline in the euro exchange rate decreased total revenue by $0.9 million and total expenses by $0.7 million, for a net decrease to our income before income taxes of $0.2 million.
Geo-political considerations — Through the date of this filing, we have not experienced a significant impact to our operating results from the recent civil unrest and political turmoil in certain regions, including North Africa and the Middle East. We are currently experiencing a delay in the remittance of agent receivables in one country due to disruptions in the financial institution network. At this time, we do not expect this delay to be long-term in nature, and the amounts at risk are not significant to our financial condition, operating results or liquidity. We continue to closely monitor geo-political developments, and will continue to temporarily deactivate agents as needed to minimize risk.
Table 2 — Fee and Other Revenue and Commissions Expense

	Three Months Ended
	March 31,		%
(Amounts in thousands)	2011	2010	Change

Fee and other revenue	$290,009	$280,866	3%
Fee and other commissions expense	129,060	122,410	5%
Fee and other commissions expense as a % of fee and other revenue	44.5%	43.6%
Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. For the three months ended March 31, 2011, fee and other revenue increased $9.1 million, or 3 percent, due to a net $16.9 million increase from money transfer, partially offset by a $3.8 million and $3.1 million decline in bill payment and the Financial Paper Products segment, respectively, both primarily from lower volumes. In addition, the three months ended March 31, 2010 included $0.9 million of incremental fee and other revenue related to discontinued businesses and products. Money transfer transaction volume growth of 14 percent drove $31.2 million of incremental fee revenue, partially offset by an $8.7 million decrease from lower average money transfer fees resulting from the introduction of the $50 price band in the United States in 2010, a $4.1 million decrease from changes in corridor mix and a $0.9 million decrease from the lower euro exchange rate. Foreign exchange revenue of $29.2 million for the three months ended March 31, 2011 increased $3.2 million from 2010. See Table 6 — Global Funds Transfer Segment and Table 7 — Financial Paper Products Segment for further information regarding fee and other revenue.
Fee and other commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment products and amortization of capitalized agent signing bonus payments. Fee and other commissions expense for the three months ended March 31, 2011 increased $6.7 million, or 5 percent, compared to 2010. Money transfer volume growth and higher average money transfer commission rates drove incremental expense of $7.6 million and $0.7 million, respectively, while signing bonus amortization increased $0.6 million from new agent signings in the quarter. Commissions expense benefited $0.4 million from the lower euro exchange rate and a net $1.2 million from lower bill payment volumes, partially offset by higher average rates driven by biller incentives, and $0.2 million from lower money order volume. In addition, 2011 benefited from $0.4 million of commissions expense in 2010 from discontinued businesses and products.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended
	March 31,		%
(Amounts in thousands)	2011	2010	Change

Investment revenue	$4,015	$5,638	(29)%
Investment commissions expense	(140)	(204)	31%

Net investment revenue	$3,875	$5,434	(29)%

Average balances:
Cash equivalents and investments (1)	$3,384,783	$3,922,487	(14)%
Payment service obligations (2)	$2,398,738	$2,785,408	(14)%

Average yields earned and rates paid (3):
Investment yield	0.48%	0.58%
Investment commission rate	0.02%	0.03%
Net investment margin(3)	0.46%	0.56%

(1)	Investment balances represent cash balances received primarily from the sale of official checks, money orders and other payment instruments.

(2)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $1.6 million, or 29 percent, in the three months ended March 31, 2011 due evenly to lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.
Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. Investment commissions expense decreased $0.1 million, or 31 percent, for the three months ended March 31, 2011, primarily from lower rates.
As a result of the factors discussed above, net investment revenue decreased $1.6 million, or 29 percent, for the three months ended March 31, 2011, while the net investment margin decreased 0.10 percentage points.
Operating Expenses
The following discussion relates to operating expenses, other than commissions expense, as presented in Table 1 — Results of Operations.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits expense increased $1.7 million, or 3 percent, for the three months ended March 31, 2011, due to $2.1 million of additional compensation and related benefits from executive positions filled and growth to support business initiatives, $1.0 million of incremental incentive compensation and $0.8 million of restructuring related costs, partially offset by a $2.4 million benefit from lower stock-based compensation. Incentive compensation increased from higher participation levels, which increased the compensation base as compared to the prior year and from higher sales incentives. Employee stock based compensation decreased from grants fully vesting in prior periods and forfeitures upon employee terminations, partially offset by new grants. As reflected in each of the amounts discussed above, the decrease in the euro exchange rate decreased compensation and benefits expense by $0.2 million.
Transaction and operations support — Transaction and operations support expense includes marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support expense for the three months ended March 31, 2011 increased $2.8 million, or 6 percent, from higher marketing costs, restructuring and recapitalization costs, partially offset by lower licensing fees, telecommunications and agent forms and supply costs and a benefit from foreign exchange rate movement. Marketing costs increased $2.6 million from agent location growth and initiatives in the first quarter.

Professional fees increased primarily from $1.7 million of restructuring related costs and $1.5 million of costs associated with our recapitalization initiative, partially offset by savings from controlled spending and lower legal activity. Cost savings initiatives drove a $0.8 million and $0.7 million decrease in telecommunications and agent forms and supplies costs, respectively, while the impact of foreign exchange rate movements on our foreign currency denominated assets and liabilities resulted in a $0.8 million benefit. In addition, the first quarter of 2010 included $1.4 million of licensing fees from licensing fees in the United Kingdom incurred in 2010 that did not recur in 2011. The lower euro exchange rate had a nominal impact on transaction and operations support expense.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.6 million, or 5 percent, for the three months ended March 31, 2011. In 2011, we recorded $0.5 million of facility related costs associated with restructuring activities and $0.5 million of incremental software maintenance costs partially offset by a $0.3 million decrease in freight and postage costs. The lower euro exchange rate had a nominal impact on occupancy, equipment and supplies.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization for the three months ended March 31, 2011 decreased $0.8 million, or 7 percent, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, partially offset by an increase in amortization of capitalized software. The lower euro exchange rate had a nominal impact on depreciation and amortization.
Other Expense (Income)
Net securities gains — Net securities gains of $2.4 million for the three months ended March 31, 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option.
Interest expense — Interest expense decreased $3.8 million, or 16 percent, for the three months ended March 31, 2011, reflecting lower outstanding debt balances due to $165.0 million of debt repayments during 2010.
Income taxes — For the three months ended March 31, 2011, the Company had $3.0 million of income tax benefit on pre-tax income of $11.1 million, primarily reflecting a discrete benefit of $3.5 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets. For the three months ended March 31, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $13.0 million, primarily reflecting the reversal of book to tax differences, including a litigation accrual. The Company paid $0.1 million and $0.3 million of federal and state income taxes for the three months ended March 31, 2011 and 2010, respectively.
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
Although we believe EBITDA and Adjusted EBITDA enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

Table 4 — EBITDA and Adjusted EBITDA

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Income before income taxes	$11,088	$13,047
Interest expense	20,613	24,407
Depreciation and amortization	11,666	12,511
Amortization of agent signing bonuses	7,948	7,330

EBITDA	51,315	57,295

Significant items impacting EBITDA:
Net securities gains	—	(2,392)
Severance and related costs	(31)	(59)
Restructuring and reorganization costs	2,939	—
Stock-based compensation expense	4,599	6,857
Legal accruals	1,476	—

Adjusted EBITDA	$60,298	$61,701

For the three months ended March 31, 2011, EBITDA decreased $6.0 million, or 10 percent, to $51.3 million primarily reflecting the significant items listed in Table 4. Adjusted EBITDA for the three months ended March 31, 2011 decreased $1.4 million, or 2 percent, to $60.3 million, primarily reflecting increased compensation and fee commissions expenses and lower net investment revenue, partially offset by higher money transfer fee revenue.
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

Table 5 — Segment Information

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010	Change

Operating income:
Global Funds Transfer	$26,447	$27,781	$(1,334)
Financial Paper Products	8,380	8,903	(523)
Other	(263)	(518)	255

Total segment operating income	34,564	36,166	(1,602)
Net securities gains	—	(2,392)	2,392
Interest expense	20,613	24,407	(3,794)
Other unallocated expenses	2,863	1,104	1,759

Income before income taxes	$11,088	$13,047	$(1,959)

Table 6 — Global Funds Transfer Segment

	Three Months Ended
	March 31,		%
(Amounts in thousands)	2011	2010	Change

Money transfer revenue	$239,704	$222,831	8%
Bill payment revenue	30,077	33,863	(11)%

Total Global Funds Transfer revenue	$269,781	$256,694	5%

Commissions expense	$128,389	$121,157	6%

Operating income	$26,447	$27,781	(5)%
Operating margin	9.8%	10.8%
Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. Total Global Funds Transfer segment revenue for the three months ended March 31, 2011 increased $13.1 million, or 5 percent, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Investment revenue is a nominal component of total Global Funds Transfer segment revenue at $0.1 million for both the three months ended March 31, 2011 and 2010.
Money transfer fee and other revenue increased $16.9 million, or 8 percent, for the three months ended March 31, 2011, driven by transaction volume growth of 14 percent and higher foreign exchange revenue, partially offset by lower average money transfer fees, changes in corridor mix and the lower euro exchange rate. For the three months ended March 31, 2011, money transfer transaction volume growth generated incremental revenue of $31.2 million, while the introduction of the $50 price band in the United States during late March and April 2010 resulted in an $8.7 million decrease from lower average money transfer fees. The $50 price band allows consumers to send $50 of principal for a $5 fee at most locations, or for $4.75 at a Walmart location. Foreign exchange revenue of $29.2 million in the three months ended March 31, 2011 increased $3.2 million from 2010 primarily due to increased volume. Changes in corridor mix and the lower euro exchange rate resulted in a respective $4.1 million and $0.9 million decrease in fee and other revenue. In addition, the three months ended March 31, 2010 included $0.6 million of early termination fees and agent refunds that did not recur in 2011.
As anticipated, revenue growth was lower than transaction growth for the first quarter of 2011 due to lower average fees resulting from the $50 price band category. We continue to evaluate the price-volume dynamic, and will make further changes in our pricing when appropriate as we expect the competitive environment to remain high.
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. For the three months ended March 31, 2011, money transfer transactions originating outside of the United States increased 17 percent from the prior year. Excluding Spain, transactions originating outside of the United States increased 19 percent from the prior year. Transactions originating in the United States, excluding transactions sent to Mexico, increased 9 percent due primarily to intra-United States remittances. Transactions sent to Mexico increased 10 percent. Mexico represented approximately 8 percent of our total transactions in the three months ended March 31, 2011, compared to 9 percent in 2010.

The money transfer agent base expanded 18 percent to approximately 233,000 locations in the first quarter of 2011, primarily due to expansion in markets outside the United States. At March 31, 2011, the Americas (defined as the United States, Canada, Mexico, the Carribean and Latin America) had 69,800 locations, with 40,100 locations in North America and 29,700 locations in Latin America (including 13,500 locations in Mexico). At March 31, 2011, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had 163,200 locations in the following regions: 41,600 locations in Western Europe, 39,700 locations in Eastern Europe, 38,200 locations in the Indian subcontinent, 26,300 locations in Asia Pacific, 13,400 locations in Africa and 4,000 locations in the Middle East.
Bill payment fee and other revenue for the three months ended March 31, 2011 decreased $3.8 million, or 11 percent. A decrease in volume of 7.6 percent reduced revenue by $3.6 million, while lower average fees reduced revenue by $0.2 million for the three months ended March 31, 2011. The decline in transaction volume and revenue was due to continued softness in our traditional consumer credit payment categories such as auto, credit card and collections as these industries continued to struggle.
Commissions expense in the Global Funds Transfer segment consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. Commissions expense in the Global Funds Transfer segment increased $7.2 million, or 6 percent, for the three months ended March 31, 2011. Money transfer volume growth drove incremental expense of $7.6 million, with higher average money transfer commission rates driving an additional $0.7 million of incremental expense. Signing bonus amortization increased $0.7 million from new agent signings subsequent to March 31, 2010. These increases were partially offset by a $0.4 million benefit from the lower euro exchange rate. Bill payment fee commissions decreased $1.2 million for the three months ended March 31, 2011. Lower volumes drove a decrease of $1.5 million, partially offset by a $0.3 million increase from higher average commission rates from biller incentives.
Operating margin in the Global Funds Transfer segment decreased to 9.8 percent for the three months ended March 31, 2011 from 10.8 percent for the three months ended March 31, 2010. The lower margin in 2011 primarily reflects lower net investment revenue, restructuring and reorganization costs, professional fees from the 2011 Recapitalization and higher compensation costs, partially offset by money transfer revenue growth.
Table 7 — Financial Paper Products Segment

	Three Months Ended
	March 31,		%
(Amounts in thousands)	2011	2010	Change

Money order revenue:
Fee and other revenue	$14,904	$16,847	(12)%
Investment revenue	826	1,057	(22)%

Total money order revenue	15,730	17,904	(12)%

Official check revenue:
Fee and other revenue	5,362	6,491	(17)%
Investment revenue	2,804	4,008	(30)%

Total official check revenue	8,166	10,499	(22)%

Total Financial Paper Products revenue:
Fee and other revenue	20,266	23,338	(13)%
Investment revenue	3,630	5,065	(28)%

Total Financial Paper Products revenue	$23,896	$28,403	(16)%

Commissions expense	$811	$1,106	(27)%

Operating income	$8,380	$8,903	(6)%
Operating margin	35.1%	31.3%

NM = Not meaningful
Revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. For the three months ended March 31, 2011, total Financial Paper Products segment revenue decreased $4.5 million, or 16 percent, from lower money order volumes, lower investment revenue and the run-off of official check customers. The $1.4 million decrease in investment revenue for the three months ended March 31, 2011 is driven by lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods. See Table 3 — Net Investment Revenue Analysis for further information.
During the three months ended March 31, 2011, money order fee and other revenue declined $1.9 million due to a 10 percent volume decline from the anticipated attrition of agents due to the continued migration by customers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment.
Official check fee and other revenue for the three months ended March 31, 2011 decreased $1.1 million, or 17 percent, as the run-off of official check financial institution customers outpaced revenue increases from our repricing initiatives.
Commissions expense for the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks multiplied by short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased $0.3 million, or 27 percent, for the three months ended March 31, 2011, primarily due to lower money order agent rebates from our repricing initiatives and lower signing bonus amortization. Investment commissions expense decreased slightly, primarily from lower rates. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense.
The operating margin for the three months ended March 31, 2011 increased to 35.1 percent from 31.3 percent for the three months ended March 31, 2010, reflecting lower commissions and operating expenses.
2011 Recapitalization
On March 7, 2011, the Company entered into a Recapitalization Agreement, as amended on May 4, 2011, with affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”) pursuant to which (i) THL will convert all of its shares of Series B Participating convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into shares of common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram, (ii) Goldman Sachs will convert all of the shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”) into shares of Series D Participating Convertible Stock, par value $0.01 per share ( the “D Stock”), in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram, and (iii) THL will receive approximately 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs will receive approximately 15,504 additional shares of D Stock (equivalent to approximately 15.5 million shares of common stock) and $77.5 million in cash (such transactions, collectively, the “2011 Recapitalization”).
Concurrently with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. and the Company entered into a Consent Agreement with the holders of the second lien notes pursuant to which the parties entered into a supplemental indenture to the indenture governing the Company’s second lien notes that, among other things, amended the indenture governing the second lien notes in order to permit the 2011 Recapitalization. On April 15, 2011, the syndication process was completed for a new $540 million senior secured credit facility (the “New Credit Facility”) consisting of a $150 million, five-year revolving credit facility and a $390 million, six-year term loan. Upon closing, the net proceeds from the term loan under the New Credit Facility would be used to consummate the 2011 Recapitalization and to refinance the Company’s existing credit facility. The proposed term loan is expected to bear interest at LIBOR plus 3.25 percent (with a LIBOR floor of 1.25 percent). Closing of the New Credit Facility is subject to finalization of a new credit agreement with the lenders on customary terms and conditions. Closing of the New Credit Facility is conditional upon the closing of the 2011 Recapitalization.
The 2011 Recapitalization has been approved unanimously by the Company’s board of directors following the recommendation of a special committee comprised of independent and disinterested members of our board of directors, and is subject to various conditions contained in the Recapitalization Agreement. These conditions include the approval of the 2011 Recapitalization by the affirmative vote of a majority of the outstanding shares of our common stock and B Stock (on an as-converted basis), voting as a single class, and the affirmative vote of a majority of the outstanding shares of our common stock (not including the B Stock or any other stock of the Company held by any Investor or any executive officer or director of the Company). Voting on the 2011 recapitalization is currently scheduled for May 18, 2011 at a special meeting of the Company’s stockholders.

Liquidity and Capital Resources
We have various resources available to us for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and short-term balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.
Table 8 — Assets in Excess of Payment Service Obligations

	March 31,	December 31,
(Amounts in thousands)	2011	2010

Cash and cash equivalents (substantially restricted)	$2,776,009	$2,865,941
Receivables, net (substantially restricted)	956,945	982,319
Short-term investments (substantially restricted)	411,299	405,769
Available-for-sale investments (substantially restricted)	145,168	160,936

	4,289,421	4,414,965
Payment service obligations	(4,045,265)	(4,184,736)

Assets in excess of payment service obligations	$244,156	$230,229

Cash and Cash Equivalents and Short-term investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service (“Moody’s”) and AA- or better by Standard & Poors (“S&P”) and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of March 31, 2011, cash and cash equivalents and short-term investments totaled $3.2 billion, representing 96 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.
Credit Facilities — Our credit facilities consist of a senior facility and second lien notes. See Note 7 — Debt of the Notes to Consolidated Financial Statements for further information. We have repaid $351.9 million of our outstanding debt since January 1, 2009, including the repayment of the full $145.0 million balance on our revolving credit line, $205.0 million of prepayments on Tranche B debt and $1.9 million of scheduled quarterly principal payments on Tranche B debt. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $241.7 million of borrowing capacity as of March 31, 2011, net of $8.3 million of outstanding letters of credit.
Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all covenants as of March 31, 2011. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three months ended March 31, 2011 and we do not anticipate declaring any dividends on our common stock during 2011.
In connection with the 2011 Recapitalization, the Company completed the syndication process for the New Credit Facility, the proceeds of which would be used to refinance the Company’s existing credit facility upon closing. See 2011 Recapitalization for further information.
Credit Ratings — As of the date of the filing, our credit ratings from Moody’s, S&P and Fitch Ratings (“Fitch”) were B1, BB- and B+, respectively. The rating from S&P was upgraded from a B+ rating at December 31, 2010. Moody’s has changed its outlook to positive while S&P and Fitch continue to have a stable outlook. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of March 31, 2011. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $145.2 million of available-for-sale investments as of March 31, 2011. United States government agency residential mortgage-backed securities and United States government agency debentures compose $118.8 million of our available-for-sale investments, while other asset-backed securities compose the remaining $26.4 million. In completing our recapitalization transaction in March 2008 (the “2008 Recapitalization”), we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 9 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,124,786	$76,850	$283,856	$132,500	$631,580
Operating leases	48,137	11,607	23,484	7,354	5,692
Other obligations	300	300	—	—	—

Total contractual cash obligations	$1,173,223	$88,757	$307,340	$139,854	$637,272

Debt consists of amounts outstanding under our senior facility and the second lien notes at March 31, 2011, as disclosed in Note 7 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at March 31, 2011 includes $640.1 million of debt, net of unamortized discounts of $1.2 million, and $0.3 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on March 31, 2011, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 9 as the timing and/or amount of payments are difficult to estimate.
The Company’s Series B Stock has a cash dividend rate of 10 percent. At the Company’s option, dividends may be accrued through March 25, 2013 at a rate of 12.5 percent in lieu of paying a cash dividend. Due to restrictions in our debt agreements, we elected to accrue the dividends and expect that dividends will be accrued for at least the next 12 months. While no dividends have been declared as of March 31, 2011, we have accrued cumulative dividends of $345.1 million as accumulated and unpaid dividends are included in the redemption price of the Series B Stock regardless of whether dividends have been declared.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $0.9 million to the defined benefit pension plan during the three months ended March 31, 2011. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three months ended March 31, 2011, we paid benefits totaling $1.1 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.5 million for the remainder of 2011. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.
As of March 31, 2011, the liability for unrecognized tax benefits was $1.8 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of March 31, 2011, the minimum commission guarantees had a maximum payment of $1.8 million over a weighted-average remaining term of 1.5 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of March 31, 2011, the liability for minimum commission guarantees was $0.2 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 10 — Cash Flows From Operating Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Net income	$14,045	$10,812
Total adjustments to reconcile net income	7,738	5,447

Net cash provided by operating activities before changes in payment service assets and obligations	21,783	16,259

Change in cash and cash equivalents (substantially restricted)	89,932	598,733
Change in trading investments and related put options, net (substantially restricted)	—	29,400
Change in receivables, net (substantially restricted)	24,025	88,954
Change in payment service obligations	(139,471)	(270,672)

Net change in payment service assets and obligations	(25,514)	446,415

Net cash (used in) provided by operating activities	$(3,731)	$462,674

Operating activities used net cash of $3.7 million during the three months ended March 31, 2011. In addition to funding normal operating expenses, cash generated from our operations was primarily used to purchase $205.4 million of short-term investments and pay $18.7 million of interest on our debt, $6.8 million for signing bonuses and $9.0 million for capital expenditures. We also reinvested proceeds of $218.0 million from the normal maturity of investments into cash equivalents during the quarter.
Operating activities provided net cash of $462.7 million during the three months ended March 31, 2010. In addition to funding normal operating activities, cash generated from our operations was used to purchase $500.4 million of short-term investments and pay $21.7 million of interest on our debt, $11.5 million for signing bonuses and $6.3 million for capital expenditures. We also reinvested proceeds of $43.3 million from the maturity of investments and $29.4 million from a called trading security into cash equivalents.
Table 11 — Cash Flows From Investing Activities

	Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010

Net investment activity	$12,521	$(457,085)
Purchases of property and equipment	(8,973)	(6,324)
Cash paid for acquisitions, net of cash acquired	—	(341)

Net cash provided by (used in) investing activities	$3,548	$(463,750)

Investing activities provided cash of $3.5 million during the three months ended March 31, 2011 from proceeds of $218.0 million from the normal maturity of investments, partially offset by the purchase of $205.4 million of short-term investments and $9.0 million of capital expenditures. Investing activities used cash of $463.8 million during the three months ended March 31, 2010 to purchase $500.4 million of short-term investments, $6.3 million of capital expenditures, partially offset by proceeds of $43.3 million from the normal maturity of investments. In February 2010, we paid $0.3 million for the acquisition of our agent in the Netherlands, Blue Dolphin Financial Services N.V.
Cash Flows From Financing Activities
For the three months ended March 31, 2011 and 2010, financing activities provided $0.2 million and $1.1 million, respectively, of cash from the exercise of stock options.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2011. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Forward Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the various factors described below. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.
•	Substantial Debt Service and Dividend Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.
•	Completion of the Proposed 2011 Recapitalization. Our proposed 2011 Recapitalization is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the 2011 Recapitalization. In addition, the plaintiffs in the shareholder litigation concerning the proposed 2011 Recapitalization are seeking an injunction that could delay or prevent the consummation of the 2011 Recapitalization.
•	Significant Dilution to Stockholders and Control of Investors. The Series B Stock issued to the Investors at the closing of our 2008 Recapitalization, dividends accrued on the Series B Stock post-closing and special voting rights provided to the Investors’ designees on the Company’s Board of Directors significantly dilute the interests of our existing stockholders and give the Investors control of the Company.
•	Sustained Disruptions in Financial Market or Financial Institution Liquidity. Disruption in the financial markets or at financial institutions may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.
•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.
•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.
•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.
•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.
•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.
•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.
•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our official check and money order businesses.
•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.
•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.
•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.
•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.
•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.
•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.
•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the regulations developed thereunder or changes in laws, regulations or other industry practices and standards, could have an adverse effect on our results of operations, or change our relationships with our customers, investors and other stakeholders.
•	Changes in Laws. The Dodd-Frank Act, as well as regulations required thereby, and other laws or regulations that may be adopted in the future, could adversely affect us.
•	Increased Regulation of Financial Services Companies. The Dodd-Frank Act increases the regulation of financial services companies generally, including non-bank financial companies supervised by the Federal Reserve.
•	Consumer Financial Protection Act. We will be subject to various provisions of the Consumer Financial Protection Act of 2010, which will result in a new regulator with new and expanded compliance requirements, which is likely to increase our costs.
•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain restrictions by the Office of Foreign Assets Control, could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.
•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.
•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.
•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.
•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.
•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. Changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. As a deemed subsidiary of a bank holding company regulated under the Bank Holding Act of 1956, as amended, we are subject to supervision, regulation and regular examination by the Federal Reserve.

•	Internal Controls. If we are unable to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 we could experience a material adverse effect on our business.

•	Overhang of Convertible Preferred Stock to Float. Sales of a substantial number of shares of our common stock or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Debt. If the Company issues a large amount of debt, it may be more difficult for the Company to obtain future financing and our cash flow may not be sufficient to make required payments or repay our indebtedness when it matures.

•	Anti-Takeover Provisions. Our charter documents and Delaware law contain provisions that may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission (the “SEC”) from time to time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2010. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management“ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Shareholder Litigation — On April 15, 2011, a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman seeks to, among other things, enjoin or rescind the proposed 2011 Recapitalization, pursuant to which, among other things, subject to the terms and conditions in the Recapitalization Agreement, THL will convert all of its shares of B Stock into common stock of the Company and Goldman Sachs will convert all of its shares of B-1 Stock into shares of D Stock of the Company. On April 29, 2011, the plaintiff filed an amended complaint to add two additional plaintiffs. The Company intends to defend the lawsuit vigorously, including opposing the request to enjoin the 2011 Recapitalization.

Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. The liability on that particular patent is expected to be approximately $0.2 million subject to a review by the District Court. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc,” which petition was denied by the Appellate Court on February 11, 2011.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For further information, refer to Part I, Item IA, “Risk Factors,“ in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The following is a new risk factor in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010:
Legal proceedings in connection with the proposed 2011 Recapitalization could delay or prevent the consummation of the 2011 Recapitalization. Failure to complete the 2011 Recapitalization could adversely affect our stock price and our future business and financial results.
Litigation has been filed by stockholders challenging the proposed 2011 Recapitalization and seeking, among other things, to enjoin or rescind the 2011 Recapitalization. While the Company intends to defend such lawsuit vigorously, including opposing any request to enjoin the 2011 Recapitalization, the results of complex litigation proceedings are difficult to predict. The outcome of any such proceedings may affect, delay or prevent the 2011 Recapitalization, which could have a material adverse effect on our stock price and our future business and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2011, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
May 6, 2011	By:	/s/ JAMES E. SHIELDS
James E. Shields
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Recapitalization Agreement, dated as of March 7, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (including “Annex A—Form of Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc.) (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

2.2	Amendment No. 1 to Recapitalization Agreement, dated as of May 4, 2011, among the Company, certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 6, 2011).

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

4.1	Third Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of April 19, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

*10.1	Separation Agreement and Release of All Claims, by and between MoneyGram Payment Systems, Inc. and Jean C. Benson, dated as of February 8, 2011.

10.2	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.3	Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

10.4	Mutually Agreed Resignation Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, executed as of April 26, 2011. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).

10.5	Termination of Stock Option Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, dated April 26, 2011. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*	Filed herewith.