Form 10-Q
period 2011-06-30
MONEYGRAM INTERNATIONAL INC
filed 2011-08-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011

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
As of August 5, 2011, 398,626,743 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
(Amounts in thousands, except share data)	2011	2010

ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,685,666	2,865,941
Receivables, net (substantially restricted)	1,038,766	982,319
Short-term investments (substantially restricted)	517,318	405,769
Available-for-sale investments (substantially restricted)	134,346	160,936
Property and equipment	111,125	115,111
Goodwill	428,691	428,691
Other assets	165,858	156,969

Total assets	$5,081,770	$5,115,736

LIABILITIES
Payment service obligations	$4,142,961	$4,184,736
Debt	839,166	639,946
Pension and other postretirement benefits	117,762	120,536
Accounts payable and other liabilities	107,297	113,647

Total liabilities	5,207,186	5,058,865

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MEZZANINE EQUITY
Participating Convertible Preferred Stock — Series B, $0.01 par value, none at June 30, 2011 and 800,000 shares authorized, 495,000 shares issued at December 31, 2010	—	628,199
Participating Convertible Preferred Stock — Series B-1, $0.01 par value, none at June 30, 2011 and 500,000 shares authorized, 272,500 shares issued at December 31, 2010	—	371,154

Total mezzanine equity	—	999,353

STOCKHOLDERS’ DEFICIT
Junior Participating Preferred Stock — Series A, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Participating Convertible Preferred Stock — Series D, $0.01 par value, 200,000 shares authorized, 173,189 issued at June 30, 2011 and none at December 31, 2010, respectively	446,925	—
Common Stock, $0.01 par value, 1,300,000,000 shares authorized, 403,157,310 and 88,556,077 shares issued at June 30, 2011 and December 31, 2010, respectively	4,032	886
Additional paid-in capital	810,739	—
Retained loss	(1,231,986)	(771,544)
Accumulated other comprehensive loss	(23,950)	(31,879)
Treasury stock: 4,571,677 and 4,935,555 shares at June 30, 2011 and December 31, 2010, respectively	(131,176)	(139,945)

Total stockholders’ deficit	(125,416)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,081,770	$5,115,736

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010

REVENUE
Fee and other revenue	$304,074	$277,644	$594,083	$558,510
Investment revenue	5,879	6,253	9,894	11,891

Total revenue	309,953	283,897	603,977	570,401
EXPENSES
Fee and other commissions expense	135,561	120,248	264,621	242,658
Investment commissions expense	111	216	251	420

Total commissions expense	135,672	120,464	264,872	243,078
Compensation and benefits	57,913	55,225	117,208	112,787
Transaction and operations support	58,594	48,579	109,003	96,165
Occupancy, equipment and supplies	11,637	10,975	23,390	22,144
Depreciation and amortization	11,879	11,876	23,545	24,387

Total operating expenses	275,695	247,119	538,018	498,561

OPERATING INCOME	34,258	36,778	65,959	71,840

Other (income) expense
Net securities (gains) losses	(32,816)	277	(32,816)	(2,115)
Interest expense	22,873	27,440	43,486	51,847
Other	14,856	—	14,856	—

Total other expenses, net	4,913	27,717	25,526	49,732

Income before income taxes	29,345	9,061	40,433	22,108

Income tax expense (benefit)	2,941	2,213	(16)	4,448

NET INCOME	$26,404	$6,848	$40,449	$17,660

BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.37)	$(0.31)	$(2.26)	$(0.57)

Net loss available to common stockholders:
Net income as reported	$26,404	$6,848	$40,449	$17,660
Accrued dividends on mezzanine equity	—	(30,667)	(30,934)	(60,036)
Accretion on mezzanine equity	(77,465)	(1,979)	(80,023)	(4,824)
Additional consideration issued in connection with conversion of mezzanine equity	(366,797)	—	(366,797)	—
Cash dividends paid on mezzanine equity	(20,477)	—	(20,477)	—

Net loss available to common stockholders	(438,335)	(25,798)	(457,782)	(47,200)

Weighted-average outstanding common shares and common share equivalents	319,669	83,266	202,305	82,951

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010

NET INCOME	$26,404	$6,848	$40,449	$17,660

OTHER COMPREHENSIVE INCOME
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period net of tax expense (benefit) of $0 for the three and six months ended June 30, 2011 and 2010	3,083	(2,509)	5,028	331
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0 for the three and six months ended June 30, 2011 and 2010	4	277	4	334

	3,087	(2,232)	5,032	665

Pension and postretirement benefit plans:
Reclassification of prior service (credit) costs recorded to net income, net of tax (expense) benefit of $(57) and $8 for the three months ended June 30, 2011 and 2010, respectively, and $(114) and $16 for the six months ended June 30, 2011 and 2010, respectively	(92)	13	(185)	26
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $620 and $456, for the three months ended June 30, 2011 and 2010, respectively, and $1,242 and $1,002 for the six months ended June 30, 2011 and 2010, respectively	1,012	744	2,024	1,635

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $205 and $(1,688) for the three months ended June 30, 2011 and 2010, respectively, and $648 and $(2,594) for the six months ended June 30, 2011 and 2010, respectively	334	(2,755)	1,058	(4,232)

Other comprehensive income (loss)	4,341	(4,230)	7,929	(1,906)

COMPREHENSIVE INCOME	$30,745	$2,618	$48,378	$15,754

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,404	$6,848	$40,449	$17,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,879	11,876	23,545	24,387
Investment impairment charges	4	277	4	334
Net gain on maturities and settlements of investments	(32,820)	—	(32,820)	(2,449)
Net amortization of investment premiums and discounts	(24)	55	(18)	149
Asset impairments and net losses upon disposal	4,250	—	3,968	—
Provision for deferred income taxes	—	102	—	102
Signing bonus amortization	8,119	7,042	16,067	14,372
Signing bonus payments	(6,025)	(1,409)	(12,803)	(12,944)
Loss on debt extinguishment	5,221	—	5,221	—
Amortization of debt discount and deferred financing costs	2,806	5,854	4,397	8,296
Provision for uncollectible receivables	549	1,432	1,898	3,897
Non-cash compensation and pension expense	5,771	8,675	12,693	17,876
Other non-cash items, net	(275)	1,120	174	1,223
Changes in foreign currency translation adjustments	335	(2,754)	1,058	(4,232)
Change in other assets	(12,433)	(5,357)	(8,194)	(6,726)
Change in accounts payable and other liabilities	16,067	(1,650)	(3,761)	(13,575)

Total adjustments	3,424	25,263	11,429	30,710
Change in cash and cash equivalents (substantially restricted)	90,343	(13,135)	180,275	585,598
Change in trading investments and related put options (substantially restricted)	—	—	—	29,400
Change in receivables (substantially restricted)	(68,771)	(88,859)	(44,746)	95
Change in payment service obligations	97,696	(100,154)	(41,775)	(370,826)

Net cash provided by (used in) operating activities	149,096	(170,037)	145,632	292,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	14,281	39,249	31,743	82,572
Proceeds from settlement of investments	19,221	—	19,221	—
Purchases of short-term investments (substantially restricted)	(111,259)	(513)	(316,700)	(500,921)
Proceeds from maturities of short-term investments (substantially restricted)	5,316	200,000	205,816	200,000
Purchases of property and equipment	(15,217)	(9,152)	(24,190)	(15,476)
Cash paid for acquisitions, net of cash acquired	(53)	11	(53)	(330)

Net cash (used in) provided by investing activities	(87,711)	229,595	(84,163)	(234,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	389,025	—	389,025	—
Transaction costs for issuance and amendment of debt	(17,062)		(17,062)
Payments on debt	(191,250)	(60,000)	(191,250)	(60,000)
Additional consideration issued in connection with conversion of mezzanine equity	(218,333)	—	(218,333)	—
Transaction costs for the conversion and issuance of stock	(3,469)		(3,736)
Cash dividends paid on mezzanine equity	(20,477)	—	(20,477)	—
Proceeds from exercise of stock options	181	442	364	1,518

Net cash used in financing activities	(61,385)	(59,558)	(61,469)	(58,482)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
(Amounts in thousands)	Stock	Stock	Capital	Loss	Loss	Stock	Total

December 31, 2010	$—	$886	$—	$(771,544)	$(31,879)	$(139,945)	$(942,482)
Net income				40,449			40,449
Accrued dividends on mezzanine equity			(2,115)	(28,819)			(30,934)
Accretion on mezzanine equity			(3,071)	(76,952)			(80,023)
Cash dividends paid on mezzanine equity				(20,477)			(20,477)
Conversion of mezzanine equity	394,215	2,864	713,232				1,110,311
Additional consideration issued in connection with conversion of mezzanine equity	52,710	282	95,472	(366,797)			(218,333)
Employee benefit plans			7,221	(7,846)		8,769	8,144
Net unrealized gain on available-for-sale securities					5,032		5,032
Amortization of prior service cost for pension and postretirement benefits, net of tax					(185)		(185)
Amortization of unrealized losses on pension and postretirement benefits, net of tax					2,024		2,024
Unrealized foreign currency translation adjustment					1,058		1,058

June 30, 2011	$446,925	$4,032	$810,739	$(1,231,986)	$(23,950)	$(131,176)	$(125,416)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Correction of Presentation of Short-term Investments — In connection with the preparation of its consolidated financial statements for the year ended December 31, 2010, the Company corrected the presentation of certain investments in time deposits and certificates of deposit, reflecting the fact that these investments have original maturities in excess of three months but no greater than thirteen months. Accordingly, the related gross purchases and gross maturities of such short-term investments, previously presented within “Change in cash and cash equivalents (substantially restricted)” in operating activities, have been properly presented as cash flows from investing activities in the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2010.
Note 2 — 2011 Recapitalization
Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 286.4 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the 2011 Recapitalization. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity have been converted into components of stockholders’ equity. The Company recognized transaction costs related to the conversion of the Series B Stock of $4.0 million and $5.5 million during the three and six months ended June 30, 2011, respectively, in the “Other” line in the Consolidated Statements of Income.
Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

		Stockholders’ Deficit
				Additional
	Mezzanine		Common	Paid-in	Retained	Total
(Amounts in thousands)	Equity	D Stock	Stock	Capital	Loss	Activity

Conversion of B Stock to common stock	$(716,096)	$—	$2,864	$713,232	$—	$—
Conversion of B-1 Stock to D Stock	(394,215)	394,215				—
Accretion of unamortized mezzanine equity discounts	76,099				(76,099)	—
Additional stock consideration paid	—	52,710	282	95,472	(148,464)	—

Non-cash activity	(1,034,212)	446,925	3,146	808,704	(224,563)	—

Additional cash consideration paid	—	—	—	—	(218,333)	(218,333)
Cash dividends paid on mezzanine equity	—	—	—	—	(20,477)	(20,477)

Cash activity	—	—	—	—	(238,810)	(238,810)

Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034,212)	$446,925	$3,146	$808,704	$(463,373)	$(238,810)

Shares issued upon conversion	—	157,686	286,438,367
Additional stock consideration paid	—	15,503	28,162,866

Total new shares issued under the 2011 Recapitalization	—	173,189	314,601,233

Concurrent with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) and the Company entered into a Consent Agreement with the holders of the second lien notes (the “second lien notes”), to amend the indenture governing the second lien notes in order to permit the 2011 Recapitalization.
On May 18, 2011, the Company entered into a credit agreement for a new $540 million senior secured credit facility (the “2011 Credit Agreement”) consisting of a $150 million, five-year revolving credit facility and a $390 million, six and one half year term loan. Upon entering into the 2011 Credit Agreement, the Company recognized a debt extinguishment loss of $5.2 million, in the “Other” line in the Consolidated Statements of Income, related to the existing 2008 senior facility. A portion of the net proceeds from the term loan under the 2011 Credit Agreement was used to consummate the 2011 Recapitalization and to refinance the Company’s existing 2008 senior facility. The Company may elect an interest rate for the 2011 Credit Agreement based on either the Bank of America (“BOA”) prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points (with a minimum rate of 1.25 percent).
During the three months ended June 30, 2011, the Company capitalized financing costs of $12.8 million and $5.0 million, respectively, associated with the 2011 Credit Agreement and the second lien notes.
As previously disclosed, the Investors have a Participation Agreement with Walmart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefited from the agreement. A liability and the related expense associated with the Participation Agreement would be recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability would be released through a credit to the Company’s additional paid-in capital. The amount of the non-operating expense could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time, and has not recognized a liability or expense related to the Participation Agreement. The additional consideration paid to the Investors in connection with the 2011 Recapitalization did not result in a liquidity event as the amounts received by the Investors are less than their original investment in the Company.
Note 3 — Assets in Excess of Payment Service Obligations
The following table shows the amount of assets in excess of payment service obligations at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Cash and cash equivalents (substantially restricted)	$2,685,666	$2,865,941
Receivables, net (substantially restricted)	1,038,766	982,319
Short-term investments (substantially restricted)	517,318	405,769
Available-for-sale investments (substantially restricted)	134,346	160,936

	4,376,096	4,414,965
Payment service obligations	(4,142,961)	(4,184,736)

Assets in excess of payment service obligations	$233,135	$230,229

The Company was in compliance with its contractual and financial regulatory requirements as of June 30, 2011 and December 31, 2010.
Note 4 — Fair Value Measurement
The following table sets forth the Company’s financial assets that are recorded at fair value, with forward contracts displayed on a net basis. At June 30, 2011, the Company has recorded liabilities associated with its forward contracts at a fair value of $0.7 million with no corresponding receivables, for a net liability position of $0.7 million. At December 31, 2010, the Company had recorded liabilities associated with its forward contracts at a fair value of $0.5 million, with corresponding receivables of $1.1 million, for a net asset position of $0.6 million.

	June 30, 2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,755	$—	$8,755
Residential mortgage-backed securities — agencies	—	95,917	—	95,917
Other asset-backed securities	—	—	29,674	29,674

Total financial assets	$—	$104,672	$29,674	$134,346

	December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,641	$—	$8,641
Residential mortgage-backed securities — agencies	—	128,585	—	128,585
Other asset-backed securities	—	—	23,710	23,710
Forward contracts	—	582	—	582

Total financial assets	$—	$137,808	$23,710	$161,518

The tables below provide a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Total		Total
	Other	Level 3	Other	Level 3
	Asset-Backed	Financial	Asset-Backed	Financial
(Amounts in thousands)	Securities	Assets	Securities	Assets

Beginning balance	$26,340	$26,340	$23,710	$23,710
Realized gains	—	—	—	—
Principal paydowns	(94)	(94)	(504)	(504)
Other-than-temporary impairments	(4)	(4)	(4)	(4)
Unrealized gains — instruments still held at the reporting date	5,436	5,436	9,529	9,529
Unrealized losses — instruments still held at the reporting date	(2,004)	(2,004)	(3,057)	(3,057)

Ending balance	$29,674	$29,674	$29,674	$29,674

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
		Total	Trading		Total
	Other	Level 3	Investments	Other	Level 3
	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Securities	Assets	Put Options	Securities	Assets

Beginning balance	$23,833	$23,833	$26,951	$22,088	$49,039
Realized gains	—	—	2,449	—	2,449
Principal paydowns	(2,204)	(2,204)	(29,400)	(3,113)	(32,513)
Other-than-temporary impairments	(277)	(277)	—	(334)	(334)
Unrealized gains — instruments still held at the reporting date	1,263	1,263	—	4,314	4,314
Unrealized losses — instruments still held at the reporting date	(1,861)	(1,861)	—	(2,201)	(2,201)

Ending balance	$20,754	$20,754	$—	$20,754	$20,754

Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of June 30, 2011, the fair value of the Company’s 2011 Credit Agreement is estimated at $340.0 million and the second lien notes is estimated at $525.1 million. See Note 9 — Debt for more information on the Company’s debt.
Note 5 — Investment Portfolio
Components of the Company’s investment portfolio are as follows:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Cash	$2,125,138	$1,042,381
Money markets	560,453	1,818,138
Deposits	75	5,422

Cash and cash equivalents (substantially restricted)	2,685,666	2,865,941
Short-term investments (substantially restricted)	517,318	405,769
Available-for-sale investments (substantially restricted)	134,346	160,936

Total investment portfolio	$3,337,330	$3,432,646

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of a time deposit with an original maturity of three months or less.
Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated AA or better as of the date of this filing.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at June 30, 2011:

		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price

Residential mortgage-backed securities-agencies	$89,930	$5,987	$—	$95,917	$107.36
Other asset-backed securities	10,595	19,079	—	29,674	6.16
United States government agencies	7,494	1,261	—	8,755	97.28

Total	$108,019	$26,327	$—	$134,346	$23.16

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

At June 30, 2011 and December 31, 2010, approximately 78 percent and 85 percent, respectively, of the available-for-sale portfolio are invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure, as factored into the fair value estimates, with the average price of an asset-backed security at $0.06 per dollar of par at June 30, 2011.

Gains and Losses and Other-Than-Temporary Impairments — At June 30, 2011 and December 31, 2010, net unrealized gains of $26.3 million and $21.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and six months ended June 30, 2010, losses of $0.3 million, were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. No amounts were reclassified during the three and six months ended June 30, 2011. During the second quarter of 2011, the Company recognized settlements of $32.8 million equal to all of the outstanding principal from two securities classified in its “other asset-backed securities.” These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million in the second quarter of 2011 recorded in “Net securities gains” in the Consolidated Income Statements. The Company’s final trading investment was called at par during the first quarter of 2010, resulting in a $2.5 million gain recorded in “Net securities gains,” net of the reversal of the related put options. “Net securities gains” were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Realized gains from available-for-sale investments	$(32,820)	$—	$(32,820)	$—
Other-than-temporary impairments from available-for-sale investments	4	277	4	334
Realized gains from trading investments and related put options	—	—	—	(2,449)

Net securities (gains) losses	$(32,816)	$277	$(32,816)	$(2,115)

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2011 and December 31, 2010 consisted of the following ratings:

	June 30, 2011			December 31, 2010
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments

AAA, including United States agencies	25	$104,372	78%	25	$136,893	85%
Below investment grade	63	29,974	22%	64	24,043	15%

Total	88	$134,346	100%	89	$160,936	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be less than a $0.1 million change to investments rated A or better at June 30, 2011, and no change at December 31, 2010.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2011 and December 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2011		December 31, 2010
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value

After one year through five years	$7,494	$8,755	$7,273	$8,641
Mortgage-backed and other asset-backed securities	100,525	125,591	132,367	152,295

Total	$108,019	$134,346	$139,640	$160,936

Note 6 — Derivative Financial Instruments
The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income reflects net foreign currency exchange losses of $2.3 million and $3.8 million for the three and six months ended June 30, 2011, respectively, and losses of $2.1 million and $4.4 million for the three and six months ended June 30, 2010, respectively. These losses reflect changes in foreign currency exchange rates on foreign-denominated receivables and payables from the related forward contracts, and are net of losses on forward contracts of $4.4 million and $12.5 million for the three and six months ended June 30, 2011, respectively, and are net of gains of $5.9 million and $10.1 million for the three and six months ended June 30, 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had $57.1 million and $123.8 million, respectively, of outstanding notional amounts relating to its forward contracts.
At June 30, 2011 and December 31, 2010, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	June 30,	December 31,	June 30,	December 31,
(Amounts in thousands)	Location	2011	2010	2011	2010

Forward contracts	Other assets	$—	$1,117	$676	$535

Note 7 — Property and Equipment
Property and equipment consists of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Land	$594	$2,907
Office furniture and equipment	35,101	32,633
Leasehold improvements	26,686	23,947
Agent equipment	68,234	67,766
Signage	68,820	62,774
Computer hardware and software	195,961	187,604

	395,396	377,631
Accumulated depreciation	(284,271)	(262,520)

Total property and equipment	$111,125	$115,111

Depreciation expense for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Office furniture and equipment	$1,005	$918	$1,977	$1,920
Leasehold improvements	963	975	1,836	2,067
Agent equipment	1,815	2,348	3,619	4,868
Signage	2,381	2,164	4,652	4,462
Computer hardware and software	5,373	4,853	10,783	9,855

Total depreciation expense	$11,537	$11,258	$22,867	$23,172

The Company is actively pursuing a sale of its land. In connection with this disposition activity, the Company recognized a $2.3 million impairment during the second quarter of 2011 in the “Other” line in the Consolidated Statements of Income.

Note 8 — Intangible Assets
Intangible assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Customer lists	$14,851	$(11,653)	$3,198	$15,592	$(11,149)	$4,443
Non-compete agreements	137	(64)	73	137	(40)	97
Trademarks and license	613	(17)	596	613	(15)	598
Developed technology	1,519	(1,117)	402	1,519	(965)	554

Total intangible assets	$17,120	$(12,851)	$4,269	$17,861	$(12,169)	$5,692

In the second quarter of 2011, the Company acquired the agent contracts of a former Spain super-agent for a purchase price of $1.0 million. The acquisition of these agent contracts provides the Company with further network expansion in its money transfer business in its Global Funds Transfer segment. The agent contracts will be amortized over a life of four years.
In connection with disposition activity, the Company recognized an impairment charge of $1.8 million in the second quarter of 2011, for certain agent contracts utilized in our Global Funds transfer segment, as recorded in the “Other” line in the Consolidated Statements of Income.
Intangible asset amortization expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2010. As of June 30, 2011, the estimated future intangible asset amortization expense is $2.3 million, $0.4 million, $0.3 million, $0.3 million and $0.1 million for 2012, 2013, 2014, 2015 and 2016, respectively.
Note 9 — Debt
Following is a summary of the Company’s outstanding debt at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
(Amounts in thousands)	Amount	Interest Rate	Amount	Interest Rate

Senior Tranche A Loan, due 2013	$—	—	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	—	—	39,946	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Senior secured credit facility, net of unamortized discount, due 2017	339,166	4.55%	—	—
Senior revolving credit facility, due 2016	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$839,166		$639,946

2008 Senior Facility — The Company may elect an interest rate for the 2008 senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2011 and 2010, the Company elected the United States prime bank rate as its interest basis. In connection with the 2011 Recapitalization, the 2008 senior facility was terminated.
2011 Credit Agreement — On May 18, 2011, Worldwide entered into the 2011 Credit Agreement of $540.0 million with BOA, as Administrative Agent for a group of lenders. The 2011 Credit Agreement is comprised of a $390.0 million six and one half year term loan maturing on November 2017, and a $150.0 million five-year revolving credit facility, maturing on May 2016. The term loan was issued by Worldwide at a discount of 99.75%, or $1.0 million. The discount is recorded as a reduction in the carrying value of the loan and will be amortized over the life of the debt using the effective interest method. See Note 2- 2011 Recapitalization for further information.
The Company may elect an interest rate for the 2011 Credit Agreement at each reset period based on the BOA prime rate or the Eurodollar rate. The interest rate election may be made individually for the term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent. Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees.

Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate. On June 30, 2011, the Company prepaid $50.0 million of the term loan. The prepayment satisfies the $1.0 million mandatory quarterly principal payments through the maturity of the term loan. As of June 30, 2011, the Company has $140.8 million of availability under the revolving credit facility, net of $9.2 million of outstanding letters of credit, which reduce the amount available.
Amortization of the debt discount of $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, and $3.1 million and $3.8 million for the three and six months ended June 30, 2010, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income. Amortization of the debt discount for each of the three and six months ended June 30, 2011 includes a pro-rata write-off of $0.1 million as a result of the term debt prepayment. Amortization of the debt discount for the three and six months ended June 30, 2010 includes a pro-rata write-off of $2.4 million as a result of the Tranche B prepayment.
Second Lien Notes — As part of the Company’s recapitalization transaction in March 2008 (the “2008 Recapitalization”), Worldwide issued $500.0 million of the second lien notes to Goldman Sachs, which will mature in March 2018. The indenture governing the second lien notes was amended in March 2011 to permit the 2011 Recapitalization.
The interest rate on the second lien notes is 13.25 percent per year. Prior to March 25, 2011, the Company had the option to capitalize interest at a rate of 15.25 percent. If interest was capitalized, 0.50 percent of the interest is payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through June 30, 2011 and anticipates that it will continue to pay the interest on the second lien notes for the foreseeable future.
Inter-creditor Agreement — In connection with the above financing arrangements, both the lenders under the 2011 Credit Agreement and the trustee on behalf of the holders of the second lien notes entered into an inter-creditor agreement under which the lenders and trustee have agreed to waive certain rights and limit the exercise of certain remedies available to them for a limited period of time, both before and following a default under the financing arrangements.
Debt Covenants and Other Restrictions — Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions; sell assets or subsidiary stock; pay dividends and other restricted payments; invest in certain assets; and effect loans, advances and certain other transactions with affiliates. In addition, the 2011 Credit Agreement has a covenant that places limitations on the use of proceeds from borrowings under the facility.
The indenture governing the second lien notes contains a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The 2011 Credit Agreement also has financial covenants to maintain the following interest coverage and total leverage ratios:

Minimum
Interest coverage ratio period	ratio

Present through September 30, 2012	2:1
December 31, 2012 through September 30, 2014	2.15:1
December 31, 2014 through maturity	2.25:1

Not to
Total leverage ratio period	exceed

Present through September 30, 2012	4.75:1
December 31, 2012 through September 30, 2013	4.625:1
December 31, 2013 through September 30, 2014	4.375:1
December 31, 2014 through September 30, 2015	4:1
December 31, 2015 through September 30, 2016	3.75:1
December 31, 2016 through maturity	3.5:1
At June 30, 2011, the Company was in compliance with all of its financial covenants.

Deferred Financing Costs —During the three months ended June 30, 2011, the Company capitalized financing costs of $12.8 million associated with the 2011 Credit Agreement and $5.0 million for the amendment of the indenture governing the second lien notes. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the effective interest method.
Amortization of deferred financing costs of $2.6 million and $4.0 million during the three and six months ended June 30, 2011, respectively, and $2.8 million and $4.5 million during the three and six months ended June 30, 2010, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income. Amortization of the deferred financing costs for the three and six months ended June 30, 2011 and 2010 include a pro-rata write-off of $1.1 million as a result of the term debt prepayment and the Tranche B prepayment, respectively. In connection with the termination of the 2008 senior facility on May 18, 2011, the Company recognized a debt extinguishment loss of $5.2 million, associated with the 2008 senior facility in the “Other” line in the Consolidated Statements of Income.
Interest Paid in Cash — The Company paid $20.0 million and $38.7 million of interest for the three months and six months ended June 30, 2011, respectively, and $21.3 million and $43.0 million for the three and six months ended June 30, 2010, respectively.
Maturities — At June 30, 2011, debt totaling $340.0 million will mature in 2017 and $500.0 million will mature in 2018.
Note 10 — Pensions and Other Benefits
Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Interest cost	$2,841	$2,969	$5,682	$5,938
Expected return on plan assets	(2,056)	(2,166)	(4,111)	(4,332)
Amortization of prior service cost	7	21	14	42
Recognized net actuarial loss	1,572	1,196	3,144	2,391

Net periodic benefit expense	$2,364	$2,020	$4,729	$4,039

Benefits paid through the defined benefit pension plan were $2.3 million and $4.5 million for the three and six months ended June 30, 2011, respectively, and $3.1 million and $6.2 million for the three and six months ended June 30, 2010, respectively. The Company made contributions of $1.4 million and $2.3 million to the defined benefit pension plan during the three and six months ended June 30, 2011, respectively. No contributions were made to the defined benefit pension plan during the six months ended June 30, 2010. Benefits paid through, and contributions made to, the combined SERPs were $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2010, respectively.
The net loss for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” was $1.6 million ($1.0 million, net of tax) and $3.1 million ($1.9 million, net of tax) for the three and six months ended June 30, 2011, respectively, and $1.2 million ($0.7 million, net of tax) and $2.4 million ($1.5 million, net of tax) for the three and six months ended June 30, 2010, respectively. The prior service costs amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for both the defined benefit pension plan and combined SERPs were nominal for the three and six months ended June 30, 2011 and 2010.
Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Interest cost	$13	$63	$26	$127
Amortization of prior service credit	(156)	—	(313)	—
Recognized net actuarial loss	61	4	122	7

Net periodic benefit expense	$(82)	$67	$(165)	$134

Benefits paid through, and contributions made to, the postretirement benefit plans were $0.1 million for both the three and six months ended June 30, 2011 and $0.1 million and $0.5 million for the three and six months ended June 30, 2010, respectively.
The net loss amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the postretirement benefit plans was $0.1 million (less than $0.1 million, net of tax) for the three and six months ended June 30, 2011 and nominal for the three and six months ended June 30, 2010. The prior service credit amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” for the postretirement benefit plans was $0.2 million ($0.1 million, net of tax) and $0.3 million and ($0.2 million, net of tax) for the three and six months ended June 30, 2011, respectively, and was nominal for the three and six months ended June 30, 2010.

Contribution expense for the 401(k) defined contribution plan was $0.9 million and $1.7 million for the three and six months ended June 30, 2011, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively.
Deferred Compensation Plans — In the first quarter of 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of management and highly compensated employees, was amended to (a) terminate all employee deferral accounts on the amendment date and pay each participant the balance of the participant’s account in a lump sum no earlier than one year from termination and no later than December 31, 2012; and (b) cash out all non-voluntary, employer deferral accounts if and when the account balance falls below the applicable dollar amount under Section 402(g)(1)(B) of the Internal Revenue Code. In May 2011, the Company made nominal payments under (b). The Company intends to make further payments due under both (a) and (b) on or around March 2012 or as applicable.
Note 11 — Mezzanine Equity
Following is a summary of mezzanine equity activity related to the Company’s Series B Stock during the six months ended June 30, 2011:

(Amounts in thousands)	B Stock	B-1 Stock	Series B Stock

Balance at December 31, 2010	$628,199	$371,154	$999,353
Accrued dividends	19,951	10,983	30,934
Accretion	67,946	12,078	80,024
Conversion	(716,096)	(394,215)	(1,110,311)

Balance at June 30, 2011	$—	$—	$—

In connection with the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit. Following the closing of the 2011 Recapitalization, no shares of Series B Stock remained issued and outstanding and the Company filed a Certificate of Elimination to eliminate all shares of Series B Stock. See Note 2 — 2011 Recapitalization for further information.
Note 12 — Stockholders’ Deficit
The Company had the following designations of shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Series A junior participating preferred stock	2,000,000	—	—	2,000,000	—	—
B Stock	—	—	—	800,000	495,000	495,000
B-1 Stock	—	—	—	500,000	272,500	272,500
D Stock	200,000	173,189	173,189	200,000	—	—
Common	1,300,000,000	403,157,310	398,585,643	1,300,000,000	88,556,077	83,620,522
Preferred Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 7,000,000 shares of preferred stock that may be issued in one or more series, with each series to have certain rights and preferences as shall be determined in the unlimited discretion of the Company’s Board of Directors, including, without limitation, voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences.
Series D Participating Convertible Preferred Stock — In connection with the 2011 Recapitalization, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 1,000 shares of common stock only by a stockholder other than Goldman Sachs who receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2 percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder who receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 1,300,000,000 shares of common stock with a par value of $0.01. In connection with the spin-off from Viad Corporation on June 30, 2004, MoneyGram was recapitalized such that there were 88,556,077 shares of MoneyGram common stock issued. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends have been paid during the six months ended June 30, 2011. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.
On May 18, 2011, the Company issued an additional 314,601,233 shares of common stock in connection with the 2011 Recapitalization. See Note 2 — 2011 Recapitalization for further information.
Following is a summary of common stock activity during the six months ended June 30, 2011:

(Amounts in thousands)	Common Stock

Balance at December 31, 2010	88,556
Conversion of Series B Preferred Stock to common stock	314,601

Balance at June 30, 2011	403,157

The following is a summary of common stock issued and outstanding:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Common shares issued	403,157	88,556
Treasury stock	(4,572)	(4,936)

Common shares outstanding	398,585	83,620

Treasury Stock — Following is a summary of treasury stock activity during the six months ended June 30, 2011:

Treasury Stock
(Amounts in thousands)	Shares

Balance at December 31, 2010	4,936
Exercise of stock options	(364)

Balance at June 30, 2011	4,572

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Net unrealized gains on securities classified as available-for-sale	$26,328	$21,296
Cumulative foreign currency translation adjustments	6,252	5,194
Prior service credit for pension and postretirement benefits, net of tax	2,219	2,404
Unrealized losses on pension and postretirement benefits, net of tax	(58,749)	(60,773)

Accumulated other comprehensive loss	$(23,950)	$(31,879)

Equity Registration Rights Agreement — The Company and the Investors also entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to five demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, we filed a shelf registration statement on Form S-3 with the SEC which permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement was declared effective by the SEC on July 7, 2011.
Note 13 — Stock-Based Compensation
The Company’s 2005 Omnibus Incentive Plan allows for the issuance of common stock under all awards. In May 2011, the stockholders of the Company approved an amendment to the plan to increase the aggregate number of shares reserved for issuance under the 2005 Omnibus Incentive Plan from 47,000,000 shares of common stock to 57,000,000 shares of common stock. As of June 30, 2011, the Company has remaining authorization to issue awards of up to 15,372,321 shares of common stock.
Stock Options — Pursuant to the terms of options granted in 2011, 50 percent of the options become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) for some issuances in 2009, a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2011 have a term of 10 years. These terms are consistent with options granted in 2010.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. Expected volatility is based on the historical volatility of the price of the Company’s common stock since the Company’s spin-off from Viad Corporation on June 30, 2004. The Company uses the simplified method to estimate the expected term of the award and historical information to estimate the forfeiture rate. As the pattern of changes in the value of the Company’s common stock since late 2007 has been substantially different from historical patterns, the nature of options granted since 2008 is substantially different from historical grants and there have been minimal stock option exercises since 2007, the Company is unable to make a more refined estimate than the use of the simplified method. The expected term represents the period of time that options are expected to be outstanding and the forfeiture rate represents the number of unvested options that will be forfeited by grantees due to termination of employment. In addition, the Company considers any expectations regarding future activity that could impact the expected term and forfeiture rate. The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant. Compensation cost, net of expected forfeitures, is recognized using a straight-line method over the vesting or service period. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2011 options:

Expected dividend yield	0.0%
Expected volatility	71.8% - 72.4%
Risk-free interest rate	2.4 - 2.9%
Expected life	6.5 years
Weighted-average grant-date fair value per option	$2.31

Following is a summary of stock option activity for 2011:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	($000)

Options outstanding at December 31, 2010	39,897,474	$3.31
Granted	6,200,000	3.25
Exercised	(140,000)	2.30
Forfeited/Expired	(5,286,016)	5.49

Options outstanding at June 30, 2011	40,671,458	$3.02	8.29 years	$31,563

Vested or expected to vest at June 30, 2011	39,179,867	$3.03	8.27 years	$30,722

Options exercisable at June 30, 2011	8,068,958	$4.60	7.01 years	$7,948

Restricted Stock Units — In May 2011, the Company granted an aggregate of 167,136 restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock. The restricted stock units were valued at the quoted market price of the Company’s common stock on the date of grant and are being expensed to the “Transaction and operations support” line in the Consolidated Statements of Income using the straight-line method over the vesting period.
Following is a summary of information related to the Company’s stock-based awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Expense recognized related to options	$2,658	$5,958	$7,109	$12,816
Expense recognized related to restricted stock units	174	100	322	100
The following represents stock-based compensation information as of June 30, 2011:

		Restricted
(Amounts in thousands)	Options	Stock Units

Unrecognized compensation expense	$27,020	$518
Remaining weighted-average vesting period	1.6 years	0.86 years
Note 14 — Income Taxes
For the three months ended June 30, 2011, the Company had $2.9 million of income tax expense on pre-tax income of $29.3 million, primarily reflecting $2.9 million of tax on an investment security settlement received in the second quarter of 2011. For the six months ended June 30, 2011, the Company had nominal income tax benefit on pre-tax income of $40.4 million, reflecting a discrete benefit of $3.5 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets, which was partially offset by the $2.9 million of tax on an investment security settlement. The effective tax rates for the three and six months ended June 30, 2011 reflect the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position beginning March 31, 2011 and expectations that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. The Company paid $0.4 million and $0.5 million of federal and state income taxes for the three and six months ended June 30, 2011, respectively.
For the three months ended June 30, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $9.1 million, resulting in an effective income tax rate of 24.4 percent. For the six months ended June 30, 2010, the Company had $4.4 million of income tax expense on pre-tax income of $22.1 million, resulting in an effective income tax rate of 20.1 percent. The effective income tax rate for the three and six months ended June 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual. The Company paid $0.5 million and $0.8 million of federal and state income taxes for the three and six months ended June 30, 2010, respectively.
For both the three and six months ended June 30, 2011, interest and penalties for unrecognized tax benefits were nominal, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income. As of June 30, 2011 and December 31, 2010, the Company had a liability of $1.7 million for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing $687.0 million of deductions taken in the 2007 tax return. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company has had initial conferences with the IRS Appeals Office in 2010, and has continued these conferences in 2011. As of June 30, 2011, the Company has recognized a cumulative federal benefit of approximately $109.0 million relating to its net securities losses.
Note 15 — Commitments and Contingencies
Legal Proceedings — The Company is involved in various claims and litigations that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied.
On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.
Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc,” which petition was denied by the Appellate Court on February 11, 2011. MoneyGram thereafter filed with the District Court a bill of costs and a request to release MoneyGram’s appeal bond. On May 17, 2011, the District Court awarded MoneyGram costs in the amount of $0.5 million. On June 24, 2011, MoneyGram received payment in the amount of $0.3 million from Western Union, and Western Union retained $0.2 million of the costs awarded as damages attributable to the fourth patent for which no appeal was sought. On June 28, 2011, the District Court judge signed an Order releasing MoneyGram and the Sureties from the obligations on the appeals.
In relation to various legal matters, including those described above, the Company had $2.4 million and $2.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, respectively. A charge of $0.4 million and $1.2 million was recorded in the “Transaction and operations support” line in the Consolidated Statements of Income for the three and six months ended June 30, 2011, respectively, and no charges related to legal matters were recorded for the same periods in 2010.

Other Matters — The Company is involved in various government inquiries that arise from time to time. These matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Due to the early stage of the matter described below, we are unable to predict the outcome or the probable loss, or range of loss, if any, associated with this matter.
MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. MoneyGram has since had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. The investigation is continuing and no conclusions can be drawn at this time as to its outcome. MoneyGram is cooperating with the MDPA USAO and the US DOJ in connection with the subpoenas and the related investigation.
Minimum Commission Guarantees —In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee commissions expense” line in the Consolidated Statements of Income.
As of June 30, 2011, the liability for minimum commission guarantees was $0.8 million and the maximum amount that could be paid under the minimum commission guarantees is $4.5 million over a weighted average remaining term of 4.0 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount.
Note 16 — Earnings per Common Share
Since 2008, the Company has utilized the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. Deemed dividends include preferred stock accretion and the additional consideration paid in connection with the 2011 Recapitalization. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. For the three and six months ended June 30, 2011, the D Stock is included in the weighted-average number of common shares outstanding using the if-converted method as the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.
For the calculation of earnings per share for discrete periods after June 30, 2011, the Company will no longer apply the two-class method of calculating basic earnings per share as the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Shares related to stock options	40,804	35,814	40,940	35,506
Shares related to restricted stock units and restricted stock	227	89	225	47
Shares related to preferred stock	234,263	405,763	338,614	405,763

Note 17 — Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company is currently evaluating the adoption of ASU 2011-04, but does not expect it to have a material effect on the Company’s Consolidated Financial Statements, although additional disclosures may be required.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”) to amend financial statement presentation guidance for other comprehensive income (“OCI”). Under ASU 2011-05, the statement of income and OCI can be presented either as a continuous statement or in two separate consecutive statements. As such, the option to present the components of other comprehensive income as part of the statement of stockholders’ equity is eliminated. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 will be effective for the Company as of January 1, 2012. The Company is currently evaluating the impact of this standard on the presentation of its Consolidated Financial Statements.
Note 18 — Segment Information
The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28.3 percent and 29.7 percent of the Company’s total revenue for the three months ended June 30, 2011 and 2010, respectively, and 29.2 percent and 30.5 percent for the six months ended June 30, 2011 and 2010, respectively. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Revenue
Global Funds Transfer:
Money transfer	$256,285	$222,617	$495,989	$445,448
Bill payment	27,554	31,039	57,631	64,902

Total Global Funds Transfer	283,839	253,656	553,620	510,350
Financial Paper Products:
Money order	15,623	17,666	31,353	35,570
Official check	10,016	11,487	18,182	21,986

Total Financial Paper Products	25,639	29,153	49,535	57,556
Other	475	1,088	822	2,495

Total revenue	$309,953	$283,897	$603,977	$570,401

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Segment operating income:
Global Funds Transfer	$25,911	$30,882	$52,358	$58,663
Financial Paper Products	9,344	11,573	17,724	20,477
Other	(400)	(555)	(663)	(1,074)

Total segment operating income	34,855	41,900	69,419	78,066
Net securities (gains) losses	(32,816)	277	(32,816)	(2,115)
Interest expense	22,873	27,440	43,486	51,847
Other expense	14,856	—	14,856	—
Other unallocated expenses	597	5,122	3,460	6,226

Income before income taxes	$29,345	$9,061	$40,433	$22,108

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Depreciation and amortization:
Global Funds Transfer	$10,351	$9,132	$20,464	$18,944
Financial Paper Products	1,504	2,744	3,049	5,434
Other	24	—	32	9

Total depreciation and amortization	$11,879	$11,876	$23,545	$24,387

Capital expenditures:
Global Funds Transfer	$11,601	$8,618	$18,492	$14,425
Financial Paper Products	2,611	2,621	3,485	3,731

Total capital expenditures	$14,212	$11,239	$21,977	$18,156

The following table presents revenue by major geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

United States	$192,205	$190,253	$380,103	$385,716
International	117,748	93,644	223,874	184,685

Total revenue	$309,953	$283,897	$603,977	$570,401

Note 19 — Condensed Consolidating Financial Statements
In the event the Company offers debt securities pursuant to its registration statement on Form S-3, such debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; PropertyBridge, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents condensed, consolidating Balance Sheets as of June 30, 2011 and December 31, 2010, along with condensed, consolidating Statements of Income and Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	174	2,556,531	128,961	—	2,685,666
Receivables, net (substantially restricted)	—	1,025,159	13,607	—	1,038,766
Short-term investments (substantially restricted)	—	500,000	17,318	—	517,318
Available-for-sale investments (substantially restricted)	—	134,346	—	—	134,346
Property and equipment	—	85,471	25,654	—	111,125
Goodwill	—	306,878	121,813	—	428,691
Other assets	7,665	143,279	14,914	—	165,858
Equity investments in subsidiaries	78,274	176,854	—	(255,128)	—
Intercompany receivables	—	260,458	19,637	(280,095)	—

Total assets	$86,113	$5,188,976	$341,904	$(535,223)	$5,081,770

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,067,401	$75,560	$—	$4,142,961
Debt	—	839,166	—	—	839,166
Pension and other postretirement benefits	—	115,973	1,789	—	117,762
Accounts payable and other liabilities	16,504	68,525	22,268	—	107,297
Intercompany liabilities	195,025	19,637	65,433	(280,095)	—

Total liabilities	211,529	5,110,702	165,050	(280,095)	5,207,186
Total stockholders’ (deficit) equity	(125,416)	78,274	176,854	(255,128)	(125,416)

Total liabilities and stockholders’ equity (deficit)	$86,113	$5,188,976	$341,904	$(535,223)	$5,081,770

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	108	2,704,865	160,968	—	2,865,941
Receivables, net (substantially restricted)	—	970,108	12,211	—	982,319
Short-term investments (substantially restricted)	—	405,769	—	—	405,769
Investments and related put options (substantially restricted)	—	160,936	—	—	160,936
Property and equipment	—	93,006	22,105	—	115,111
Goodwill	—	306,878	121,813	—	428,691
Other assets	—	141,469	15,500	—	156,969
Equity investments in subsidiaries	265,990	168,978	—	(434,968)	—
Intercompany receivables	—	260,803	—	(260,803)	—

Total assets	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,095,734	$89,002	$—	$4,184,736
Debt	—	639,946	—	—	639,946
Pension and other postretirement benefits	—	119,008	1,528	—	120,536
Accounts payable and other liabilities	6,631	92,134	14,882	—	113,647
Intercompany liabilities	202,596	—	58,207	(260,803)	—

Total liabilities	209,227	4,946,822	163,619	(260,803)	5,058,865
Mezzanine equity	999,353	—	—	—	999,353
Total stockholders’ (deficit) equity	(942,482)	265,990	168,978	(434,968)	(942,482)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$297,495	$67,045	$(60,466)	$304,074
Investment revenue	—	5,751	128	—	5,879

Total revenue	—	303,246	67,173	(60,466)	309,953
EXPENSES
Fee and other commissions expense	—	140,855	37,004	(42,298)	135,561
Investment commissions expense	—	111	—	—	111

Total commissions expense	—	140,966	37,004	(42,298)	135,672
Compensation and benefits	—	42,949	14,964	—	57,913
Transaction and operations support	1,471	64,174	11,117	(18,168)	58,594
Occupancy, equipment and supplies	—	8,749	2,888	—	11,637
Depreciation and amortization	—	8,957	2,922	—	11,879

Total operating expenses	1,471	265,795	68,895	(60,466)	275,695

OPERATING (LOSS) INCOME	(1,471)	37,451	(1,722)	—	34,258

Other (income) expense
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	22,873	—	—	22,873
Other	5,520	9,336	—	—	14,856

Total other expenses (income), net	5,520	(607)	—	—	4,913

(Loss) income before income taxes	(6,991)	38,058	(1,722)	—	29,345
Income tax (benefit) expense	(2,417)	5,058	300	—	2,941

(Loss) income after income taxes	(4,574)	33,000	(2,022)	—	26,404
Equity income (loss) in subsidiaries	30,978	(2,022)	—	(28,956)	—

NET INCOME (LOSS)	$26,404	$30,978	$(2,022)	$(28,956)	$26,404

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$582,173	$130,318	$(118,408)	$594,083
Investment revenue	—	9,686	208	—	9,894

Total revenue	—	591,859	130,526	(118,408)	603,977
EXPENSES
Fee and other commissions expense	—	275,943	63,946	(75,268)	264,621
Investment commissions expense	—	251	—	—	251

Total commissions expense	—	276,194	63,946	(75,268)	264,872
Compensation and benefits	(31)	87,091	30,148	—	117,208
Transaction and operations support	2,495	130,250	19,398	(43,140)	109,003
Occupancy, equipment and supplies	—	17,560	5,830	—	23,390
Depreciation and amortization	—	17,994	5,551	—	23,545

Total operating expenses	2,464	529,089	124,873	(118,408)	538,018

OPERATING (LOSS) INCOME	(2,464)	62,770	5,653	—	65,959

Other (income) expense
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	43,486	—	—	43,486
Other	5,520	9,336	—	—	14,856

Total other expenses, net	5,520	20,006	—	—	25,526

(Loss) income before income taxes	(7,984)	42,764	5,653	—	40,433
Income tax (benefit) expense	(2,764)	2,148	600	—	(16)

(Loss) income after income taxes	(5,220)	40,616	5,053	—	40,449
Equity income (loss) in subsidiaries	45,669	5,053	—	(50,722)	—

NET INCOME (LOSS)	$40,449	$45,669	$5,053	$(50,722)	$40,449

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$260,447	$48,368	$(31,171)	$277,644
Investment revenue	—	6,209	44	—	6,253

Total revenue	—	266,656	48,412	(31,171)	283,897
EXPENSES
Fee and other commissions expense	—	126,978	13,751	(20,481)	120,248
Investment commissions expense	—	216	—	—	216

Total commissions expense	—	127,194	13,751	(20,481)	120,464
Compensation and benefits	(113)	44,160	11,178	—	55,225
Transaction and operations support	(21)	48,779	10,511	(10,690)	48,579
Occupancy, equipment and supplies	—	8,673	2,302	—	10,975
Depreciation and amortization	—	9,280	2,596	—	11,876

Total operating expenses	(134)	238,086	40,338	(31,171)	247,119

OPERATING INCOME	134	28,570	8,074	—	36,778

Other expense
Net securities losses	—	277	—	—	277
Interest expense	—	27,440	—	—	27,440

Total other expenses, net	—	27,717	—	—	27,717

Income before income taxes	134	853	8,074	—	9,061
Income tax expense	48	1,985	180	—	2,213

Income (loss) after income taxes	86	(1,132)	7,894	—	6,848
Equity income (loss) in subsidiaries	6,762	7,894	—	(14,656)	—

NET INCOME (LOSS)	$6,848	$6,762	$7,894	$(14,656)	$6,848

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

REVENUE
Fee and other revenue	$—	$526,355	$92,971	$(60,816)	$558,510
Investment revenue	—	11,801	90	—	11,891

Total revenue	—	538,156	93,061	(60,816)	570,401
EXPENSES
Fee and other commissions expense	—	255,166	26,685	(39,193)	242,658
Investment commissions expense	—	420	—	—	420

Total commissions expense	—	255,586	26,685	(39,193)	243,078
Compensation and benefits	(172)	89,493	23,466	—	112,787
Transaction and operations support	(19)	95,072	22,735	(21,623)	96,165
Occupancy, equipment and supplies	—	17,543	4,601	—	22,144
Depreciation and amortization	—	18,901	5,486	—	24,387

Total operating expenses	(191)	476,595	82,973	(60,816)	498,561

OPERATING INCOME	191	61,561	10,088	—	71,840

Other (income) expense
Net securities gains	—	(2,115)	—	—	(2,115)
Interest expense	—	51,847	—	—	51,847

Total other expenses, net	—	49,732	—	—	49,732

Income before income taxes	191	11,829	10,088	—	22,108
Income tax expense	67	3,924	457	—	4,448

Income after income taxes	124	7,905	9,631	—	17,660
Equity income (loss) in subsidiaries	17,536	9,631	—	(27,167)	—

NET INCOME (LOSS)	$17,660	$17,536	$9,631	$(27,167)	$17,660

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$3,391	$135,816	$9,889	$—	$149,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	14,281	—	—	14,281
Proceeds from settlement of investments (substantially restricted)	—	19,221	—	—	19,221
Purchases of short-term investments (substantially restricted)	—	(100,000)	(11,259)	—	(111,259)
Proceeds from maturities of short-term investments (substantially restricted)	—	—	5,316	—	5,316
Purchases of property and equipment, net of disposals	—	(9,898)	(5,319)	—	(15,217)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Dividends to parent/Capital contribution from guarantors	241,315	(1,426)	—	(239,889)	—

Net cash provided by (used in) investing activities	241,315	(77,822)	(11,315)	(239,889)	(87,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,469)	—	—	—	(3,469)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	181	—	—	—	181
Intercompany financings	(2,608)	2,608	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241,315)	1,426	239,889	—

Net cash (used in) provided by financing activities	(244,706)	(57,994)	1,426	239,889	(61,385)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$675	$119,737	$25,220	$—	$145,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	31,743	—	—	31,743
Proceeds from settlement of investments (substantially restricted)	—	19,221	—	—	19,221
Purchases of short-term investments (substantially restricted)	—	(294,142)	(22,558)	—	(316,700)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	5,316	—	205,816
Purchases of property and equipment	—	(14,157)	(10,033)	—	(24,190)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Dividends to parent/Capital contribution from guarantors	241,315	(2,108)	—	(239,207)	—

Net cash provided by (used in) investing activities	241,315	(58,943)	(27,328)	(239,207)	(84,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,736)	—	—	—	(3,736)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	364	—	—	—	364
Intercompany financings	192	(192)	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241,315)	2,108	239,207	—

Net cash (used in) provided by financing activities	(241,990)	(60,794)	2,108	239,207	(61,469)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,609)	$(168,616)	$1,188	$—	$(170,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	39,249	—	—	39,249
Purchases of short-term investments (substantially restricted)	—	(513)	—	—	(513)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,000	—	—	200,000
Purchases of property and equipment	—	(6,673)	(2,479)	—	(9,152)
Cash paid for acquisitions, net of cash acquired	—	—	11	—	11
Capital contributions from guarantors	—	(1,280)	—	1,280	—

Net cash provided by (used in) investing activities	—	230,783	(2,468)	1,280	229,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	442	—	—	—	442
Intercompany financings	2,167	(2,167)	—	—	—
Capital contributions to non-guarantors	—	—	1,280	(1,280)	—
Payment on debt	—	(60,000)	—	—	(60,000)

Net cash provided by (used in) financing activities	2,609	(62,167)	1,280	(1,280)	(59,558)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23,013)	$315,496	$154	$—	$292,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	82,572	—	—	82,572
Purchases of short-term investments (substantially restricted)	—	(500,921)	—	—	(500,921)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,000	—	—	200,000
Purchases of property and equipment	—	(11,579)	(3,897)	—	(15,476)
Cash (paid for) received from acquisitions, net of cash acquired	—	(1,436)	1,106	—	(330)
Dividends to parent/Capital contributions from guarantors	20,000	(2,637)	—	(17,363)	—

Net cash provided by (used in) investing activities	20,000	(234,001)	(2,791)	(17,363)	(234,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,518	—	—	—	1,518
Intercompany financings	1,495	(1,495)	—	—	—
Dividends from guarantors/Capital contributions to non-guarantors	—	(20,000)	2,637	17,363	—
Payment on debt	—	(60,000)	—	—	(60,000)

Net cash provided by (used in) financing activities	3,013	(81,495)	2,637	17,363	(58,482)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

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
Table 1 — Results of Operations

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue
Fee and other revenue	$304,074	$277,644	10%	$594,083	$558,510	6%
Investment revenue	5,879	6,253	(6)%	9,894	11,891	(17)%

Total revenue	309,953	283,897	9%	603,977	570,401	6%

Expenses
Fee and other commissions expense	135,561	120,248	13%	264,621	242,658	9%
Investment commissions expense	111	216	(49)%	251	420	(40)%

Total commissions expense	135,672	120,464	13%	264,872	243,078	9%
Compensation and benefits	57,913	55,225	5%	117,208	112,787	4%
Transaction and operations support	58,594	48,579	21%	109,003	96,165	13%
Occupancy, equipment and supplies	11,637	10,975	6%	23,390	22,144	6%
Depreciation and amortization	11,879	11,876	0%	23,545	24,387	(3)%

Total operating expenses	275,695	247,119	12%	538,018	498,561	8%

Operating income	34,258	36,778	(7)%	65,959	71,840	(8)%

Other (income) expense
Net securities (gains) losses	(32,816)	277	NM	(32,816)	(2,115)	NM
Interest expense	22,873	27,440	(17)%	43,486	51,847	(16)%
Other	14,856	—	NM	14,856	—	NM

Total other (income) expense, net	4,913	27,717	(82)%	25,526	49,732	(49)%

Income before income taxes	29,345	9,061	224%	40,433	22,108	83%

Income tax (benefit) expense	2,941	2,213	33%	(16)	4,448	(100)%

Net income	$26,404	$6,848	286%	$40,449	$17,660	129%

Following is a summary of our operating results in the second quarter of 2011 as compared to the second quarter of 2010:
•	Total fee and other revenue increased $26.4 million, or 10 percent, to $304.1 million in the second quarter of 2011 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Volume growth of 15 percent and a higher euro exchange rate drove the increase in money transfer fee and other revenue but was partially offset by changes in corridor mix and a decline in average face value per transaction. See further discussion under Table 2 — Fee and Other Revenue and Commissions Expense.
•	Investment revenue decreased $0.4 million, or six percent, to $5.9 million in the second quarter of 2011 due to a decline in average investable balances, partially offset by higher yields earned on our investments.
•	Total commissions expense increased $15.2 million, or 13 percent, in the second quarter of 2011 due to money transfer volume growth and the higher euro exchange rate, partially offset by lower commissions expense related to bill payment products and the Financial Paper Products segment.
•	Total operating expenses increased $28.6 million, or 12 percent, in the second quarter of 2011, driven primarily by the increase in commissions expense, higher transaction and operations support expense and higher compensation and benefits expense. For the three months ended June 30, 2011, operating expenses include $5.6 million of costs associated with restructuring and reorganization activities.

•	During the second quarter of 2011, the Company recognized $32.8 million of settlements equal to all outstanding principal from two securities. These securities had previously been written down to a nominal fair value, resulting in net securities gains of $32.8 million in the second quarter of 2011.
•	Interest expense decreased 17 percent to $22.9 million in the second quarter of 2011, primarily due to the 2010 debt prepayments.
•	Other non-operating expense includes a debt extinguishment loss of $5.2 million recognized upon termination of our former senior credit facility, $4.1 million of asset impairments associated with disposition activity and $5.5 million of costs incurred to effect the 2011 Recapitalization. Of the $4.1 million of asset impairments, $2.3 million relates to restructuring and reorganization activities.
•	In the second quarter of 2011, the Company had income tax expense of $2.9 million on pre-tax income of $29.3 million, primarily reflecting taxes on a settlement for one investment security.
•	The increase in the euro exchange rate increased total revenue by $11.4 million and total expenses by $9.5 million, for a net increase to our income before income taxes of $1.9 million.
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
Table 2 — Fee and Other Revenue and Commissions Expense

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change

Fee and other revenue	$304,074	$277,644	10%	$594,083	$558,510	6%
Fee and other commissions expense	135,561	120,248	13%	264,621	242,658	9%
Fee and other commissions expense as a % of fee and other revenue	44.6%	43.3%		44.5%	43.4%
Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. For the three months ended June 30, 2011, fee and other revenue increased $26.4 million, or 10 percent, due to a net $33.7 million increase from money transfer, partially offset by a $3.5 million and $3.0 million decline in bill payment and the Financial Paper Products segment, respectively, primarily from lower volumes. In addition, the three months ended June 30, 2010 included $0.6 million of incremental fee and other revenue related to discontinued businesses and products. Money transfer transaction volume growth of 15 percent drove $32.5 million of incremental fee revenue, while a higher euro exchange rate drove $11.4 million of incremental fee revenue. Partially offsetting this incremental revenue is a $9.2 million decrease from changes in corridor mix and lower average face value per transaction and a $0.5 million decrease from lower average money transfer fees resulting from the introduction of the $50 price band in the United States in March 2010. Foreign exchange revenue of $31.6 million for the three months ended June 30, 2011 increased $4.2 million from 2010. See Table 7 — Global Funds Transfer Segment and Table 8 — Financial Paper Products Segment for further information regarding fee and other revenue.
For the six months ended June 30, 2011, fee and other revenue increased $35.6 million, or six percent, due to a net $50.5 million increase from money transfer, partially offset by a $7.2 million and $6.1 million decline in bill payment and the Financial Paper Products segment, respectively, primarily from lower volumes. In addition, the six months ended June 30, 2010 included $1.5 million of incremental fee and other revenue related to discontinued businesses and products. Money transfer transaction volume growth of 14 percent drove $63.8 million of incremental fee revenue and a higher euro exchange rate drove $10.6 million of incremental fee revenue, partially offset by a $13.4 million decrease from changes in corridor mix and a $9.1 million decrease from lower average money transfer fees resulting from the introduction of the $50 price band in the United States in March 2010. Foreign exchange revenue of $60.8 million for the six months ended June 30, 2011 increased $7.4 million from 2010. See Table 7 — Global Funds Transfer Segment and Table 8 — Financial Paper Products Segment for further information regarding fee and other revenue.

Fee and other commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment products and amortization of capitalized agent signing bonus payments. Fee and other commissions expense for the three months and six months ended June 30, 2011 increased $15.3 million, or 13 percent, and $22.0 million, or nine percent, respectively, compared to 2010, primarily due to money transfer volume growth, higher commission rates, a stronger Euro, which was partially offset by lower bill payment and money order volumes.
Higher average money transfer commission rates drove incremental expense of $0.5 million, and $1.2 million, for the three and six months ended June 30, 2011, respectively, while money transfer volume growth drove incremental expense of $10.5 million and $18.4 million respectively. Signing bonus amortization increased $1.1 million and $1.7 million, for the three and six months ended June 30, 2011, respectively, from new agent signings. For the three and six months ended June 30, 2011, the higher euro exchange rate increased commissions expense $4.8 million and $4.2 million, respectively, which was, partially offset by $1.5 million and $3.0 million, respectively, from lower bill payment volumes and $0.1 million and $0.4 million, respectively, from lower money order volume. In addition, the three and six months ended June 30, 2010 included $0.3 million and $0.6 million, respectively, of commissions expense from discontinued businesses and products.
Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change

Investment revenue	$5,879	$6,253	(6)%	$9,894	$11,891	(17)%
Investment commissions expense	(111)	(216)	49%	(251)	(420)	40%

Net investment revenue	$5,768	$6,037	(4)%	$9,643	$11,471	(16)%

Average balances:
Cash equivalents and investments (1)	$3,267,683	$3,786,255	(14)%	$3,326,233	$3,854,371	(14)%
Payment service obligations (2)	$2,320,547	$2,733,840	(15)%	$2,359,642	$2,759,624	(14)%

Average yields earned and rates paid (3):
Investment yield	0.72%	0.66%		0.60%	0.62%
Investment commission rate	0.02%	0.03%		0.02%	0.03%
Net investment margin(3)	0.71%	0.64%		0.58%	0.60%

(1)	Investment balances represent cash balances received primarily from the sale of official checks, money orders and other payment instruments.

(2)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(3)	Average yields/rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.
Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $0.4 million, or 6 percent, and $2.0 million, or 17 percent, in the three and six months ended June 30, 2011, respectively, due to lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods. In the second quarter of 2011, the lower average investment balances were partially offset by higher yields earned on our investments.
Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. Investment commissions expense decreased $0.1 million, or 49 percent, and $0.2 million, or 40 percent, for the three and six months ended June 30, 2011, respectively, primarily from lower interest rates.
As a result of the factors discussed above, net investment revenue decreased $0.3 million, or 4 percent, and $1.8 million, or 16 percent, for the three and six months ended June 30, 2011, respectively, while the net investment margin increased 0.07 percentage points and decreased 0.02 percentage points for the three and six months ended June 30, 2011, respectively.

Operating Expenses
The following discussion relates to operating expenses, other than commissions expense, as presented in Table 1 — Results of Operations.
Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs and other employee related costs. Compensation and benefits expense increased $2.7 million, or five percent, and $4.4 million, or four percent, respectively, for the three and six months ended June 30, 2011, due to additional compensation and related benefits and incremental incentive compensation, partially offset by a decrease in stock-based compensation. In addition, restructuring initiatives implemented in the three and six months ended June 30, 2011 added $1.3 million and $2.1 million, respectively, of severance costs compared to $1.6 million for the three and six months ended June 30, 2010, respectively.
In the three and six months ended June 30, 2011, salaries increased $4.0 million and $6.1 million, respectively, due to positions filled to support business growth and initiatives, particularly in the EMEAAP region and in the compliance function, partially offset by workforce reductions in our Information Technology department due to outsourcing. Incentive compensation increased $2.1 million and $3.1 million, respectively, in the three and six months end June 30, 2011, from higher participation levels that increased the compensation base as compared to the prior year, and from higher sales incentives for new agent activity.
Employee stock based compensation decreased $3.0 million and $5.4 million, respectively, for the three and six months ended June 30, 2011 from grants fully vesting in prior periods and forfeitures upon employee terminations, partially offset by new grants.
As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased compensation and benefits expense by $1.9 million and $1.8 million, respectively, in the three and six months ended June 30, 2011.
Transaction and operations support — Transaction and operations support expense includes marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support expense for the three and six months ended June 30, 2011 increased $10.0 million, or 21 percent, and $12.8 million, or 13 percent, respectively, from higher marketing costs, professional fees related to legal and restructuring and outsourcing of information technology, partially offset by a decrease in the provision for loss. For the six months ended June 30, 2011, cost savings initiatives drove a decrease in telecommunications of $1.2 million and agent forms and supplies costs of $0.8 million, respectively.
For the three and six months ended June 30, 2011, marketing costs increased $5.2 million and $7.9 million, respectively, from the same periods in 2010 due to new initiatives and timing of marketing campaigns in 2011. During 2011, the Company increased its investment in marketing as a percent of revenue to return to historic levels to support growth in money transfer. This increase in marketing expense will continue throughout 2011, primarily in the third quarter. In future years, we expect to return to more normalized increases in marketing expense.
For the three and six months ended June 30, 2011, professional fees primarily increased due to $2.6 million, respectively, of legal fees incurred relating to shareholder litigation and $3.9 million and $5.6 million, respectively, of restructuring related costs. Outsourcing of certain information technology responsibilities resulted in an increase of $1.2 million and $2.4 million, respectively, in the three and six months ended June 30, 2011. During the three and six months ended June 30, 2011, the provision for loss decreased by $0.9 million and $2.0 million, respectively, due to stronger collection activity.
In 2011, we continued to focus on enhancing the operational processes and systems that support our infrastructure and anticipate that these investments in our infrastructure will continue to result in increased transaction and operation expense for the remainder of 2011.
During the three and six months ended June 30, 2010, the Company recognized a $1.5 million impairment charge related to the July 2010 sale of a corporate aircraft. The Company also incurred $1.4 million of licensing fees in the United Kingdom in the six months ended June 30, 2010, that did not recur in 2011.
As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased transaction and operations support by $1.6 million and $1.8 million, respectively, in the three and six months ended June 30, 2011.
Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.7 million, or six percent, and $1.2 million, or six percent, for the three and six months ended June 30, 2011, respectively, primarily due to $0.5 million and $0.9 million, respectively, of facility-related costs associated with restructuring activities. The increase in the euro exchange rate increased occupancy, equipment and supplies by $0.4 million in both the three and six months ended June 30, 2011.
Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization expense for the three months ended June 30, 2011 was consistent with 2010. Depreciation and amortization for the six months ended June 30, 2011 decreased $0.8 million, or three percent, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, partially offset by an increase in amortization of capitalized software from the 2010 implementation of a new system to increase the flexibility of our back office and improve operating efficiencies. The increase in the euro exchange rate increased depreciation and amortization by $0.3 million in both the three and six months ended June 30, 2011.

Other (Income) Expense
Table 4 — Net Securities (Gains) Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Realized gains from available-for-sale investments	$(32,820)	$—	$(32,820)	$—
Other-than-temporary impairments from available-for-sale investments	4	277	4	334
Realized gains from trading investments and related put options	—	—	—	(2,449)

Net securities (gains) losses	$(32,816)	$277	$(32,816)	$(2,115)

Net securities gains — The three and six months ended June 30, 2011 reflect a realized gain of $32.8 million related to the receipt of a $19.2 million and a $13.6 million settlement equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value. The six months ended June 30, 2010 reflects a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option.
Interest expense — Interest expense decreased $4.6 million, or 17 percent, and $8.4 million, or 16 percent, for the three and six months ended June 30, 2011, respectively, reflecting lower outstanding debt balances from 2010 debt repayments and lower interest rates as a result of the 2011 Recapitalization.
Other — Other expense totaled $14.9 million for the three and six months ended June 30, 2011. The Company recognized $5.5 million of costs associated with our recapitalization initiatives. In connection with the termination of the 2008 senior facility on May 18, 2011, we recognized a debt extinguishment loss of $5.2 million. The Company recognized $4.1 million of asset impairments in the three and six months ended June 30, 2011 related to disposition activity, of which, $2.3 million is associated with restructuring and reorganization activities.
Income taxes — For the three months ended June 30, 2011, the Company had $2.9 million of income tax expense on pre-tax income of $29.3 million, primarily reflecting $2.9 million of tax on an investment security settlement received in the second quarter of 2011. For the six months ended June 30, 2011, the Company had nominal income tax benefit on pre-tax income of $40.4 million, reflecting a discrete benefit of $3.5 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets, which was partially offset by the $2.9 million of tax on an investment security settlement. The effective tax rates for the three and six months ended June 30, 2011 reflect the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position beginning March 31, 2011 and expectations that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
For the three months ended June 30, 2010, the Company had $2.2 million of income tax expense on pre-tax income of $9.1 million, resulting in an effective income tax rate of 24.4 percent. For the six months ended June 30, 2010, the Company had $4.4 million of income tax expense on pre-tax income of $22.1 million, resulting in an effective income tax rate of 20.1 percent. The effective income tax rate for the three and six months ended June 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual. The Company paid $0.5 million and $0.8 million of federal and state income taxes for the three and six months ended June 30, 2010, respectively.

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
Table 5 — EBITDA and Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Income before income taxes	$29,345	$9,061	$40,433	$22,108
Interest expense	22,873	27,440	43,486	51,847
Depreciation and amortization	11,879	11,876	23,545	24,387
Amortization of agent signing bonuses	8,119	7,042	16,067	14,372

EBITDA	72,216	55,419	123,531	112,714

Significant items impacting EBITDA:
Net securities (gains) losses	(32,816)	277	(32,816)	(2,115)
Severance and related costs	—	(133)	(31)	(192)
Restructuring and reorganization costs	7,945	1,935	10,884	1,935
Recapitalization costs	4,045	—	5,521	—
Asset impairment charges	1,802	1,500	1,802	1,500
Debt extinguishment	5,220	—	5,220	—
Stock-based compensation expense	3,164	6,016	7,763	12,873
Legal accruals	2,613	—	2,613	—

Adjusted EBITDA	$64,189	$65,014	$124,487	$126,715

For the three months ended June 30, 2011, EBITDA increased $16.8 million, or 30 percent, to $72.2 million, while EBITDA increased $10.8 million, or ten percent, to $123.5 million, for the six months ended June 30, 2011, primarily reflecting the significant items listed in Table 5. Adjusted EBITDA for the three and six months ended June 30, 2011 decreased $0.8 million, or one percent, to $64.2 million, and $2.2 million, or two percent, to $124.5 million, respectively, primarily reflecting increases in marketing spend, compensation, fee commissions expenses and lower net investment revenue, partially offset by higher money transfer fee revenue.
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
Table 6 — Segment Information

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2011	2010	Change	2011	2010	Change

Operating income:
Global Funds Transfer	$25,911	$30,882	$(4,971)	$52,358	$58,663	$(6,305)
Financial Paper Products	9,344	11,573	(2,229)	17,724	20,477	(2,753)
Other	(400)	(555)	155	(663)	(1,074)	411

Total segment operating income	34,855	41,900	(7,045)	69,419	78,066	(8,647)
Net securities (gains) losses	(32,816)	277	(33,093)	(32,816)	(2,115)	(30,701)
Interest expense	22,873	27,440	(4,567)	43,486	51,847	(8,361)
Other expense	14,856	—	14,856	14,856	—	14,856
Other unallocated expenses	597	5,122	(4,525)	3,460	6,226	(2,766)

Income before income taxes	$29,345	$9,061	$20,284	$40,433	$22,108	$18,325

Table 7 — Global Funds Transfer Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change

Money transfer revenue	$256,285	$222,617	15%	$495,989	$445,448	11%
Bill payment revenue	27,554	31,039	(11)%	57,631	64,902	(11)%

Total Global Funds Transfer revenue	$283,839	$253,656	12%	553,620	510,350	8%

Commissions expense	$134,903	$119,138	13%	$263,292	$240,295	10%

Operating income	$25,911	$30,882	(16)%	$52,358	$58,663	(11)%
Operating margin	9.1%	12.2%		9.5%	11.5%
Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions, including foreign exchange revenue of $31.6 million and $60.8 million for the three and six months ended June 30, 2011, respectively. Total Global Funds Transfer segment revenue for the three and six months ended June 30, 2011 increased $30.2 million, or 12 percent, and $43.3 million, or eight percent, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Investment revenue is a nominal component of total Global Funds Transfer segment revenue at $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2011 compared to no investment revenue and $2.0 million for the three and six months ended June 30, 2010, respectively.
Money transfer fee and other revenue increased $33.7 million, or 15 percent, and $50.5 million, or 11 percent, for the three and six months ended June 30, 2011, respectively, driven by money transfer transaction volume growth and a stronger euro, partially offset by changes in corridor mix and average face value per transaction. For the three months and six months ended June 30, 2011, money transfer transaction volume growth of 15 percent and 14 percent, respectively, generated incremental revenue of $32.5 million and $63.8 million, respectively, while the introduction of the $50 price band in the United States during late March and April 2010 resulted in a decrease of $0.5 million and $9.1 million, respectively, from lower average money transfer fees. The $50 price band allows consumers to send $50 of principal for a $5 fee at most locations, or for $4.75 at a Walmart location.
Changes in corridor mix and average face value per transaction resulted in decreases in fee and other revenue of $9.2 million and $13.4 million, respectively, for the three and six months ended June 30, 2011 and 2010, while the higher euro exchange rate increased revenue $11.4 million and $10.6 million, respectively, for the three and six months ended June 30, 2011.

As anticipated, revenue growth was lower than transaction growth for the six months ended June 30, 2011 due to lower average fees resulting from the $50 price band category. We continue to evaluate the price-volume dynamic, and will make further changes in our pricing when appropriate as we expect the competitive environment to remain high.
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. The following discussion reflects activity for the three and six months ended June 30, 2011, compared to 2010. Money transfer transactions originating outside of the United States increased 16 percent and 17 percent for each period, respectively. Transactions originating in the United States increased 14 percent and 13 percent, respectively, due primarily to continued improvement in intra-United States remittances and US outbound corridors. Transactions sent to Mexico increased 12 percent and 11 percent, respectively. Mexico represented approximately nine percent of total transactions in both the three and six months ended June 30, 2011 and for both periods in 2010.
The money transfer agent base expanded 20 percent to approximately 244,000 locations in the second quarter of 2011, primarily due to expansion in markets outside the United States. At June 30, 2011, the Americas (defined as the United States, Canada, Mexico, the Caribbean and Latin America) had 70,000 locations, with 40,000 locations in North America and 30,000 locations in Latin America (including 14,000 locations in Mexico). At June 30, 2011, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had 174,000 locations in the following regions: 43,000 locations in Western Europe, 40,000 locations in Eastern Europe, 40,000 locations in the Indian subcontinent, 31,000 locations in Asia Pacific, 16,000 locations in Africa and 4,000 locations in the Middle East.
Bill payment fee and other revenue for the three and six months ended June 30, 2011 decreased $3.5 million, or 11 percent, and $7.3 million, or 11 percent, respectively. A decrease in volume of eight percent in both periods reduced revenue by $3.2 million and $6.7 million, respectively, while lower average fees reduced revenue by $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2011. The decline in transaction volume and revenue continued to relate to transaction mix where economic declines in our traditional consumer credit payment categories, such as auto, credit card and collections, occurred at a faster rate than business in emerging consumer credit payment categories.
Commissions expense in the Global Funds Transfer segment consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. Commissions expense in the Global Funds Transfer segment increased $15.8 million, or 13 percent, and $23.0 million, or 10 percent, respectively, for the three months and six months ended June 30, 2011. Money transfer volume growth drove incremental expense of $10.5 million and $18.4 million, respectively, with higher average money transfer commission rates driving an additional $0.5 million and $1.2 million, respectively, of incremental expense while the higher euro exchange rate increased fee commissions $4.8 million and $4.2 million, respectively for the three and six months ended June 30, 2011. During the three and six months ended June 30, 2011, signing bonus amortization increased $1.1 million and $1.9 million, respectively, from new agent signings subsequent to June 30, 2010. Bill payment fee commissions decreased $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 2011. Lower volumes and lower rates drove decreases of $1.5 million and $0.1 million, respectively, for the three months ended June 30, 2011. For the six months ended June 30, 2011, lower volumes drove a decrease of $3.0 million, partially offset by a $0.2 million increase from higher average commission rates from biller incentives.
Operating margin in the Global Funds Transfer segment decreased to 9.1 percent and 9.5 percent for the three and six months ended June 30, 2011, respectively, from 12.2 percent and 11.5 percent for the same periods in 2010. The lower margin in 2011 primarily reflects changes in corridor mix and average face value per transaction, higher commissions, increased marketing and compensation expense, which were partially offset by money transfer revenue growth.

Table 8 — Financial Paper Products Segment

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change

Money order revenue:
Fee and other revenue	$14,483	$16,501	(12)%	$29,387	$33,348	(12)%
Investment revenue	1,140	1,165	(2)%	1,966	2,222	(12)%

Total money order revenue	15,623	17,666	(12)%	31,353	35,570	(12)%

Official check revenue:
Fee and other revenue	5,853	6,871	(15)%	11,215	13,362	(16)%
Investment revenue	4,163	4,616	(10)%	6,967	8,624	(19)%

Total official check revenue	10,016	11,487	(13)%	18,182	21,986	(17)%

Total Financial Paper Products revenue:
Fee and other revenue	20,336	23,372	(13)%	40,602	46,710	(13)%
Investment revenue	5,303	5,781	(8)%	8,933	10,846	(18)%

Total Financial Paper Products revenue	$25,639	$29,153	(12)%	49,535	57,556	(14)%

Commissions expense	$769	$1,032	(25)%	$1,580	$2,138	(26)%

Operating income	$9,344	$11,573	(19)%	$17,724	$20,477	(13)%
Operating margin	36.4%	39.7%		35.8%	35.6%
Revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. For the three and six months ended June 30, 2011, total Financial Paper Products segment revenue decreased $3.5 million, or 12 percent, and $8.0 million, or 14 percent, respectively, from the same periods in 2010, from lower money order volumes, lower investment revenue and the run-off of official check customers. The $0.5 million and $1.9 million decrease in investment revenue for the three and six months ended June 30, 2011 is primarily driven by lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods. See Table 3 — Net Investment Revenue Analysis for further information.
During the three and six months ended June 30, 2011, money order fee and other revenue declined $2.0 million and $3.9 million due to an eight percent and nine percent, respectively, volume decline from the anticipated attrition of agents due to the continued migration by customers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment.
Official check fee and other revenue for the three and six months ended June 30, 2011 decreased $1.0 million, or 15 percent, and $2.1 million, or 16 percent, respectively, as the run-off of official check financial institution customers outpaced revenue increases from our repricing initiatives. During the three and six months ended June 30, 2011, the Company recognized a $0.4 million early termination fee for an official check customer.
Commissions expense for the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks multiplied by short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased $0.3 million, or 25 percent, and $0.6 million, or 26 percent, for the three and six months ended June 30, 2011, respectively, primarily due to lower money order agent rebates from our repricing initiatives. Investment commissions expense decreased slightly, primarily from lower rates. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense.
The operating margin for the three months ended June 30, 2011 decreased to 36.4 percent from 39.7 percent for the three months ended June 30, 2010.

2011 Recapitalization
Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 286.4 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the 2011 Recapitalization. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity have been converted into components of stockholders’ equity. The Company recognized transaction costs related to the conversion of the Series B Stock of $4.0 million and $5.5 million during the three and six months ended June 30, 2011 in the “Other” line in the Consolidated Statements of Income.
Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:
Table 9 — 2011 Recapitalization Summary

		Stockholders’ Deficit
				Additional
	Mezzanine		Common	Paid-in	Retained	Total
(Amounts in thousands)	Equity	D Stock	Stock	Capital	Loss	Activity

Conversion of B Stock to common stock	$(716,096)	$—	$2,864	$713,232	$—	$—
Conversion of B-1 Stock to D Stock	(394,215)	394,215				—
Accretion of unamortized mezzanine equity discounts	76,099				(76,099)	—
Additional stock consideration paid	—	52,710	282	95,472	(148,464)	—

Non-cash activity	(1,034,212)	446,925	3,146	808,704	(224,563)	—

Additional cash consideration paid	—	—	—	—	(218,333)	(218,333)
Cash dividends paid on mezzanine equity	—	—	—	—	(20,477)	(20,477)

Cash activity	—	—	—	—	(238,810)	(238,810)

Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034,212)	$446,925	$3,146	$808,704	$(463,373)	$(238,810)

Shares issued upon conversion	—	157,686	286,438,367
Additional stock consideration paid	—	15,503	28,162,866

Total new shares issued under the 2011 Recapitalization	—	173,189	314,601,233

Concurrent with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) and the Company entered into a Consent Agreement with the holders of the second lien notes (the “second lien notes”), to amend the indenture governing the second lien notes in order to permit the 2011 Recapitalization.
On May 18, 2011, the Company entered into a credit agreement for a new $540 million senior secured credit facility (the “2011 Credit Agreement”) consisting of a $150 million, five-year revolving credit facility and a $390 million, six and one half year term loan. Upon entering into the 2011 Credit Agreement, the Company recognized a debt extinguishment loss of $5.2 million, in the “Other” line in the Consolidated Statements of Income, related to the existing 2008 senior facility. A portion of the net proceeds from the term loan under the 2011 Credit Agreement was used to consummate the 2011 Recapitalization and to refinance the Company’s existing 2008 senior facility. The Company may elect an interest rate for the 2011 Credit Agreement based on either the Bank of America (“BOA”) prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points (with a minimum rate of 1.25 percent).
During the three months ended June 30, 2011, the Company capitalized financing costs of $12.8 million and $5.0 million, respectively, associated with the 2011 Credit Agreement and the second lien notes.

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
Table 10 — Assets in Excess of Payment Service Obligations

	June 30,	December 31,
(Amounts in thousands)	2011	2010

Cash and cash equivalents (substantially restricted)	$2,685,666	$2,865,941
Receivables, net (substantially restricted)	1,038,766	982,319
Short-term investments (substantially restricted)	517,318	405,769
Available-for-sale investments (substantially restricted)	134,346	160,936

	4,376,096	4,414,965
Payment service obligations	(4,142,961)	(4,184,736)

Assets in excess of payment service obligations	$233,135	$230,229

Cash and Cash Equivalents and Short-term investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service (“Moody’s”) and AA- or better by Standard & Poors (“S&P”) and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of June 30, 2011, cash and cash equivalents and short-term investments totaled $3.2 billion, representing 96 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.
Credit Facilities — Our credit facilities consist of the 2011 Credit Agreement and second lien notes. See Note 9 — Debt of the Notes to Consolidated Financial Statements and 2011 Recapitalization for further information. On June 30, 2011, the Company prepaid $50.0 million of the term loan associated with the 2011 Credit Agreement. The prepayment satisfies the $1.0 million mandatory quarterly payments through the maturity of the term loan. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. The revolving credit facility associated with the 2011 Credit Agreement has $140.8 million of borrowing capacity as of June 30, 2011, net of $9.2 million of outstanding letters of credit.
Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all covenants as of June 30, 2011. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three months ended June 30, 2011, and we do not anticipate declaring any dividends on our common stock during 2011.
Credit Ratings — As of the date of the filing, our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Moody’s continues to have a positive outlook while S&P continues to have a stable outlook. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of June 30, 2011. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $134.3 million of available-for-sale investments as of June 30, 2011. United States government agency residential mortgage-backed securities and United States government agency debentures compose $104.7 million of our available-for-sale investments, while other asset-backed securities compose the remaining $29.7 million. In completing our recapitalization transaction in March 2008 (the “2008 Recapitalization”), we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.
Other Funding Sources and Requirements
Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.
Table 11 — Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Debt, including interest payments	$1,392,524	$83,514	$166,215	$166,092	$976,703
Operating leases	56,514	13,335	20,043	13,949	9,187
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,449,329	$97,140	$186,258	$180,041	$985,890

Debt consists of amounts outstanding under our the 2011 Credit Agreement senior secured credit facility and the second lien notes at June 30, 2011, as disclosed in Note 9 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at June 30, 2011 includes $839.2 million of debt, net of unamortized discounts of $0.8 million, and $0.4 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on June 30, 2011, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 10 as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $1.4 million and $2.3 million to the defined benefit pension plan during the three and six months ended June 20, 2011, respectively. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2011, we paid benefits totaling $0.9 million and $2.1 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.5 million for the remainder of 2011. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.
As of June 30, 2011, the liability for unrecognized tax benefits was $10.2 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2011, the minimum commission guarantees had a maximum payment of $4.5 million over a weighted-average remaining term of 4.0 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of June 30, 2011, the liability for minimum commission guarantees was $0.8 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Table 12 — Cash Flows From Operating Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Net income	$26,404	$6,848	$40,449	$17,660
Total adjustments to reconcile net income	3,424	25,263	11,429	30,710

Net cash provided by operating activities before changes in payment service assets and obligations	29,828	32,111	51,878	48,370

Change in cash and cash equivalents (substantially restricted)	90,343	(13,135)	180,275	585,598
Change in trading investments and related put options, net (substantially restricted)	—	—	—	29,400
Change in receivables, net (substantially restricted)	(68,771)	(88,859)	(44,746)	95
Change in payment service obligations	97,696	(100,154)	(41,775)	(370,826)

Net change in payment service assets and obligations	119,268	(202,148)	93,754	244,267

Net cash provided by (used in) operating activities	$149,096	$(170,037)	$145,632	$292,637

Operating activities generated net cash of $149.1 million during the three months ended June 30, 2011. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay a $50.0 million debt prepayment, $20.0 million of interest on our debt, $15.2 million for capital expenditures, $11.6 million of payments related to the 2011 Recapitalization, $6.0 million for signing bonuses and $3.2 million of restructuring costs. We also utilized $72.4 million of cash and cash equivalents and $38.8 of proceeds from normal maturities within our investment portfolio to acquire $111.2 of short-term investments. Operating activities generated net cash of $145.6 million during the six months ended June 30, 2011. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay a $50.0 million debt prepayment, $38.7 million of interest on our debt, $24.2 million for capital expenditures, $12.8 million of signing bonuses, $11.9 million of payments related to the 2011 Recapitalization and $7.2 million of restructuring costs. We also utilized $59.9 million of cash and cash equivalents and $256.8 of proceeds from normal maturities within our investment portfolio to acquire $316.7 of short-term investments.
Operating activities used net cash of $170.0 million during the three months ended June 30, 2010. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay $21.3 million of interest and $60.0 million of principal on our debt, $9.2 million of capital expenditures and $1.4 million of signing bonuses. These expenditures were offset by net proceeds of $238.7 million from the normal maturities of investments, all of which was reinvested in cash equivalents. Operating activities generated net cash of $292.6 million during the six months ended June 30, 2010. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to purchase $218.3 million of short-term investments and pay $43.0 million of interest and $60.0 million of principal on our debt, $15.5 million of capital expenditures and $12.9 million of signing bonuses.
Table 13 — Cash Flows From Investing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Net investment activity	$(72,441)	$238,736	$(59,920)	$(218,349)
Purchases of property and equipment	(15,217)	(9,152)	(24,190)	(15,476)
Cash paid for acquisitions, net of cash acquired	(53)	11	(53)	(330)

Net cash (used in) provided by investing activities	$(87,711)	$229,595	$(84,163)	$(234,155)

Investing activities used cash of $87.7 million and $84.2 million during the three and six months ended June 30, 2011, respectively, primarily for the purchase of short-term investments of $111.3 million and $316.7 million, respectively, and $15.2 million and $24.2 million, respectively, of capital expenditures, partially offset by proceeds of $38.8 million and $256.8 million, respectively, from the maturity and settlement of available-for-sale and short-term investments. Investing activities provided cash of $229.6 million during the three months ended June 30, 2010, primarily from proceeds of $39.2 million and $200.0 million from the maturity of available-for-sale and short-term investments, respectively, partially offset by $9.2 million of capital expenditures. Investing activities used cash of $234.2 million during the six months ended June 30, 2010 primarily due to the purchase of $500.9 million of short-term investments and $15.5 million of capital expenditures, partially offset by proceeds of $82.6 million and $200.0 million from the maturity of available-for-sale and short-term investments, respectively. In February 2010, we paid $0.3 million for the acquisition of our agent in the Netherlands, Blue Dolphin Financial Services, N.V.
Table 14 — Cash Flows From Financing Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2011	2010	2011	2010

Proceeds from issuance of debt	$389,025	$—	$389,025	$—
Transaction costs for issuance and amendment of debt	(17,062)	—	(17,062)	—
Payments on debt	(191,250)	(60,000)	(191,250)	(60,000)
Additional consideration issued in connection with conversion of mezzanine equity	(218,333)	—	(218,333)	—
Transaction costs for the conversion and issuance of stock	(3,469)	—	(3,736)	—
Dividends paid on mezzanine equity	(20,477)	—	(20,477)	—
Proceeds from exercise of stock options	181	442	364	1,518

Net cash used in financing activities	$(61,385)	$(59,558)	$(61,469)	$(58,482)

For the three and six months ended June 30, 2011, financing activities used cash of $61.4 million and $61.5 million, respectively, primarily associated with the debt prepayment and the 2011 Recapitalization. For the three and six months ended June 30, 2010, financing activities provided $0.4 million and $1.5 million, respectively, of cash from the exercise of stock options, and used $60.0 million of cash for the prepayments of Tranche B of our 2008 senior facility.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2011. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

•	Substantial Debt Service Obligations. Our substantial debt service and our covenant requirements may adversely impact our ability to obtain additional financing and to operate and grow our business and may make us more vulnerable to negative economic conditions.

•	Potential Conflicts of Interest with Controlling Investors. Our capital structure and the special voting rights provided to THL’s designees on the Company’s Board of Directors give the Investors control of the Company.

•	Sustained Disruptions in Financial Market or Financial Institution Liquidity. Disruption in the financial markets or at financial institutions may adversely affect our liquidity, our agents’ liquidity, our access to credit and capital, our agents’ access to credit and capital and our earnings on our investment portfolio.

•	Sustained Negative Economic Conditions. Negative economic conditions generally and in geographic areas or industries that are important to our business may cause a decline in our transaction volume, and we may be unable to timely and effectively reduce our operating costs or take other actions in response to a significant decline in transaction volume.

•	International Migration Patterns. A material slow down or complete disruption of international migration patterns could adversely affect our money transfer volume and growth rate.

•	Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships.

•	Stockholder Litigation and Related Risks. Stockholder lawsuits and other litigation or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees.

•	Credit Risks. If we are unable to manage credit risks from our retail agents and official check financial institution customers, which risks may increase during negative economic conditions, our business could be harmed.

•	Fraud Risks. If we are unable to manage fraud risks from consumers or certain agents, which risks may increase during negative economic conditions, our business could be harmed.

•	Maintenance of Banking Relationships. We may be unable to maintain existing or establish new banking relationships, including the Company’s domestic and international clearing bank relationships, which could adversely affect our business, results of operation and our financial condition.

•	Interest Rate Fluctuations. Fluctuations in interest rates may negatively affect the net investment margin of our official check and money order businesses.

•	Repricing of our Official Check and Money Order Businesses. We may be unable to operate our official check and money order businesses profitably as a result of our revised pricing strategies.

•	Failure to Maintain Sufficient Capital. We may be unable to maintain sufficient capital to pursue our growth strategy, fund key strategic initiatives, and meet evolving regulatory requirements.

•	Failure to Attract and Retain Key Employees. We may be unable to attract and retain key employees.

•	Development of New and Enhanced Products and Related Investment. We may be unable to successfully and timely implement new or enhanced technology and infrastructure, delivery methods and product and service offerings and to invest in new products or services and infrastructure.

•	Intellectual Property. If we are unable to adequately protect our brand and other intellectual property rights and avoid infringing on third-party intellectual property rights, our business could be harmed.

•	Competition. We may be unable to compete against our large competitors, niche competitors or new competitors that may enter the markets in which we operate.

•	United States and International Regulation. Failure by us or our agents to comply with the laws and regulatory requirements in the United States and abroad, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the regulations developed thereunder or changes in laws, regulations or other industry practices and standards, could have an adverse effect on our results of operations, or change our relationships with our customers, investors and other stakeholders.

•	Changes in Laws. The Dodd-Frank Act, as well as regulations required thereby, and other laws or regulations that may be adopted in the future, could adversely affect us.

•	Increased Regulation of Financial Services Companies. The Dodd-Frank Act increases the regulation of financial services companies generally, including non-bank financial companies supervised by the Federal Reserve.

•	Consumer Financial Protection Act. We will be subject to various provisions of the Consumer Financial Protection Act of 2010, which will result in a new regulator with new and expanded compliance requirements, which is likely to increase our costs.

•	Operation in Politically Volatile Areas. Offering money transfer services through agents in regions that are politically volatile or, in a limited number of cases, are subject to certain restrictions by the Office of Foreign Assets Control, could cause contravention of U.S. law or regulations by us or our agents, subject us to fines and penalties and cause us reputational harm.

•	Network and Data Security. A significant security or privacy breach in our facilities, networks or databases could harm our business.

•	Systems Interruption. A breakdown, catastrophic event, security breach, improper operation or other event impacting our systems or processes or the systems or processes of our vendors, agents and financial institution customers could result in financial loss, loss of customers, regulatory sanctions and damage to our brand and reputation.

•	Technology Scalability. We may be unable to scale our technology to match our business and transactional growth.

•	Company Retail Locations and Acquisitions. If we are unable to manage risks associated with running Company-owned retail locations and acquiring businesses, our business could be harmed.

•	International Risks. Our business and results of operation may be adversely affected by political, economic or other instability in countries that are important to our business.

•	Tax Matters. Changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations.

•	Status as a Bank Holding Company Subsidiary. As a deemed subsidiary of a bank holding company regulated under the Bank Holding Act of 1956, as amended, we are subject to supervision, regulation and regular examination by the Federal Reserve.

•	Internal Controls. If we are unable to maintain compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 we could experience a material adverse effect on our business.

•	Overhang of Salable Common Stock and D Stock Held by the Investors to Float. Sales of a substantial number of shares of our common stock and common stock equivalents or the perception that significant sales could occur, may depress the trading price of our common stock.

•	Debt. If the Company issues a large amount of debt, it may be more difficult for the Company to obtain future financing and our cash flow may not be sufficient to make required payments or repay our indebtedness when it matures.

•	Anti-Takeover Provisions. Our charter documents and Delaware law contain provisions that may have the effect of delaying, deterring or preventing a merger or change of control of our Company.

•	NYSE Delisting. We may be unable to continue to satisfy the NYSE criteria for listing on the exchange.

•	Other Factors. Additional risk factors may be described in our other filings with the Securities and Exchange Commission (the “SEC”) from time to time.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as set forth below, there have been no material changes in our market risk as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. See market risk discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On May 18, 2011, the Company entered into a 2011 Credit Agreement with BOA in connection with the 2011 Recapitalization. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2011 Recapitalization” for further discussion of the 2011 Recapitalization and Note 9 — Debt of the Notes to Consolidated Financial Statements for further discussion of the 2011 Credit Agreement.
The following is a new discussion of the interest rate risk associated with our 2011 Credit Agreement and does not supersede any other discussion of interest rate risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as referred to above.
The 2011 Credit Agreement is floating rate debt, resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the 2011 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent. Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate. Elections are based on the index that we believe will yield the lowest interest rate until the next reset date. Interest rate risk is managed in part through index election.
The income statement simulation analysis below incorporates substantially all of our interest rate sensitive assets and liabilities, together with forecasted changes in the balance sheet and assumptions that reflect the current interest rate environment. This analysis assumes the yield curve increases gradually over a one-year period. Components of our pre-tax income that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” As a result of the current federal funds rate environment, the outcome of the income statement simulation analysis on “Investment commissions expense” in a declining rate scenario is not meaningful as we have no downside risk. In the current federal funds rate environment, the worst case scenario is that we would not owe any commissions to our financial institution customer as the commission rate would decline to zero or become negative. Accordingly, we have not presented the impact of the simulation in a declining rate environment for “Investment commission expense.” “Interest Expense” on the Bank of America credit facility only increases in the 2 percent scenario due to the current level of LIBOR rates combined with the 1.25 percent floor. The projected interest expense has increased relative to previous quarters due to the increase in debt outstanding. The following table summarizes the changes to affected components of the income statement under various scenarios.

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200
Interest income	$(1,925)	$(1,856)	$(1,810)	$5,477	$11,149	$22,483
Percent change	(24.2)%	(23.4)%	(22.8)%	69.0%	140.4%	283.1%
Investment commissions expense	NM	NM	NM	$(73)	$(197)	$(6,488)
Percent change	NM	NM	NM	(85.9)%	(231.8)%	(7632.9)%
Interest expense	NM	NM	NM	NM	NM	$(673)
Percent change	NM	NM	NM	NM	NM	(0.8)%
Pre-tax loss	$(1,882)	$(1,813)	$(1,767)	$5,404	$10,951	$15,323
Percent change	(2.6)%	(2.5)%	(2.5)%	7.5%	15.2%	21.3%
NM - not meaningful
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings — The Company is involved in various claims and litigations that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied.
On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.
Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010 the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc,” which petition was denied by the Appellate Court on February 11, 2011. MoneyGram thereafter filed with the District Court a bill of costs and a request to release MoneyGram’s appeal bond. On May 17, 2011, the District Court awarded MoneyGram costs in the amount of $0.5 million. On June 24, 2011, MoneyGram received payment in the amount of $0.3 million from Western Union, and Western Union retained $0.2 million of the costs awarded as damages attributable to the fourth patent for which no appeal was sought. On June 28, 2011, the District Court judge signed an Order releasing MoneyGram and the Sureties from the obligations on the appeals.
Other Matters — The Company is involved in various government inquiries that arise from time to time. These matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Due to the early stage of the matter described below, we are unable to predict the outcome or the probable loss, or range of loss, if any, associated with this matter.
MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, FinCEN requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. MoneyGram has since had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. The investigation is continuing and no conclusions can be drawn at this time as to its outcome. MoneyGram is cooperating with the MDPA USAO and the US DOJ in connection with the subpoenas and the related investigation.

ITEM 1A. RISK FACTORS
Except as set forth below and as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For further information, refer to Part I, Item IA, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
The following risk factor replaces and supersedes, in its entirety, the risk factor relating to debt service and preferred stock obligations in our Annual Report on Form 10-K for the year ended December 31, 2010:
Our substantial debt service obligations, significant debt covenant requirements and our credit rating could impair our financial condition and adversely affect our ability to operate and grow our business.
We have substantial debt service obligations. Our indebtedness could adversely affect our ability to operate our business and could have an adverse impact on our stockholders, including:
•	our ability to obtain additional financing in the future may be impaired;

•	a significant portion of our cash flows from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development or other corporate initiatives;

•	our debt agreements contain financial and restrictive covenants that could significantly impact our ability to operate our business and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

•	our level of indebtedness increases our vulnerability to changing economic, regulatory and industry conditions;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry;

•	our debt service obligations could place us at a competitive disadvantage to our competitors who have less leverage relative to their overall capital structures;

•	our ability to pay cash dividends to the holders of our common stock is significantly restricted; and

•	we may be required to pay significant fees to obtain the necessary consents from holders of our debt to amend or reduce our debt.
Our credit rating is non-investment grade. Together with our level of leverage, this rating adversely affects our ability to obtain additional financing and increases our cost of borrowing.
The following risk factor replaces and supersedes, in its entirety, the risk factor regarding dilution in our Annual Report on Form 10-K for the year ended December 31, 2010:
THL owns a substantial percentage of our common stock, and its interests may differ from the interests of our other common stockholders.
As of June 30, 2011, THL held approximately 79 percent of our common stock. As a result, THL is able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock. THL’s concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price.
In view of their significant ownership stake in the Company, THL has appointed four members to our Board of Directors. The size of our Board has been set at nine directors, four of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully-converted basis, as if all of the shares of D Stock were converted to common shares. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

The following risk factor replaces and supersedes, in its entirety, the risk factor regarding overhang in our Annual Report on Form 10-K for the year ended December 31, 2010:
We have significant overhang of salable common stock and D Stock held by the Investors relative to the public float of our common stock.
The trading market for our common stock was first established in June 2004. The public float in that market now consists of approximately 83,500,000 shares issued and outstanding as of June 30, 2011. In accordance with the terms of the Registration Rights Agreement entered into between the Company and the Investors at the closing of the 2008 Recapitalization, we have an effective registration statement on Form S-3 that permits the offer and sale by the Investors of all of the common stock or D Stock currently held by the Investors. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2011, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)
August 8, 2011	By:	/s/ JAMES E. SHIELDS
James E. Shields
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Recapitalization Agreement, dated as of March 7, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (including “Annex A—Form of Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc.) (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

2.2	Amendment No. 1 to Recapitalization Agreement, dated as of May 4, 2011, among the Company, certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 6, 2011).

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.9	Certificate of Elimination of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.10	Certificate of Elimination of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

4.1	Third Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of April 19, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).

4.2	Amendment No. 1 to Registration Rights Agreement, dated as of May 18, 2011, by and among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

Exhibit
Number	Description

10.1	Mutually Agreed Resignation Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, executed as of April 26, 2011. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).

10.2	Termination of Stock Option Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, dated April 26, 2011. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).

10.3	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 17, 2011).

10.4 * #	Credit Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent.

10.5	Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.6	Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.7	Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.8	Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.9	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.10	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.11	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.12	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.13	Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.14	Relocation Assistance Repayment Agreement, by and between MoneyGram Payment Systems, Inc. and J. Lucas Wimer, dated July 15, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed July 15, 2011).

Exhibit
Number	Description

31.1 *	Section 302 Certification of Chief Executive Officer.

31.2 *	Section 302 Certification of Chief Financial Officer.

32.1 *	Section 906 Certification of Chief Executive Officer.

32.2 *	Section 906 Certification of Chief Financial Officer.

101 **	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010; (v) Consolidated Statements of Stockholders’ Deficit as of June 30, 2011; and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Filed herewith.

**	Furnished herewith.

#	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934.