Form 10-Q
period 2011-09-30
MONEYGRAM INTERNATIONAL INC
filed 2011-11-03
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011

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

As of October 24, 2011, 398,728,143 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
(Amounts in thousands, except share data)	2011	2010
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,583,475	2,865,941
Receivables, net (substantially restricted)	1,084,927	982,319
Short-term investments (substantially restricted)	520,372	405,769
Available-for-sale investments (substantially restricted)	118,820	160,936
Property and equipment	108,005	115,111
Goodwill	428,691	428,691
Other assets	156,029	156,969

Total assets	$5,000,319	$5,115,736

LIABILITIES
Payment service obligations	$4,058,191	$4,184,736
Debt	839,199	639,946
Pension and other postretirement benefits	114,406	120,536
Accounts payable and other liabilities	96,683	113,647

Total liabilities	5,108,479	5,058,865

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MEZZANINE EQUITY
Participating Convertible Preferred Stock — Series B, $0.01 par value, none at September 30, 2011 and 800,000 shares authorized, 495,000 shares issued at December 31, 2010	—	628,199
Participating Convertible Preferred Stock — Series B-1, $0.01 par value, none at September 30, 2011 and 500,000 shares authorized, 272,500 shares issued at December 31, 2010	—	371,154

Total mezzanine equity	—	999,353

STOCKHOLDERS’ DEFICIT
Junior Participating Preferred Stock — Series A, $0.01 par value, none at September 30, 2011, 2,000,000 shares authorized, none issued at December 31, 2010	—	—
Participating Convertible Preferred Stock — Series D, $0.01 par value, 200,000 shares authorized, 173,189 issued at September 30, 2011 and none at December 31, 2010	446,925	—
Common Stock, $0.01 par value, 1,300,000,000 shares authorized, 403,157,310 and 88,556,077 shares issued at September 30, 2011 and December 31, 2010, respectively	4,032	886
Additional paid-in capital	815,141	—
Retained loss	(1,219,666)	(771,544)
Accumulated other comprehensive loss	(27,257)	(31,879)
Treasury stock: 4,429,167 and 4,935,555 shares at September 30, 2011 and December 31, 2010, respectively	(127,335)	(139,945)

Total stockholders’ deficit	(108,160)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,000,319	$5,115,736

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2011	2010	2011	2010
REVENUE
Fee and other revenue	$318,022	$288,494	$912,105	$847,004
Investment revenue	3,925	4,393	13,819	16,284

Total revenue	321,947	292,887	925,924	863,288
EXPENSES
Fee and other commissions expense	141,010	127,003	405,631	369,661
Investment commissions expense	99	181	350	601

Total commissions expense	141,109	127,184	405,981	370,262
Compensation and benefits	60,635	56,220	177,843	169,007
Transaction and operations support	57,375	46,984	166,378	143,149
Occupancy, equipment and supplies	11,090	12,528	34,480	34,672
Depreciation and amortization	11,413	11,497	34,958	35,884

Total operating expenses	281,622	254,413	819,640	752,974

OPERATING INCOME	40,325	38,474	106,284	110,314

Other (income) expense
Net securities gains	—	—	(32,816)	(2,115)
Interest expense	22,234	24,689	65,720	76,536
Other	770	—	15,626	—

Total other expenses, net	23,004	24,689	48,530	74,421

Income before income taxes	17,321	13,785	57,754	35,893

Income tax expense	1,487	3,800	1,471	8,248

NET INCOME	$15,834	$9,985	$56,283	$27,645

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.30)	$(1.35)	$(0.86)
Diluted	$0.03	$(0.30)	$(1.35)	$(0.86)

Net income (loss) available to common stockholders:
Net income as reported	$15,834	$9,985	$56,283	$27,645
Accrued dividends on mezzanine equity	—	(31,981)	(30,934)	(92,017)
Accretion on mezzanine equity	—	(2,592)	(80,023)	(7,416)
Additional consideration issued in connection with conversion of mezzanine equity	—	—	(366,797)	—
Cash dividends paid on mezzanine equity	—	—	(20,477)	—

Net income (loss) available to common stockholders	15,834	(24,588)	(441,948)	(71,788)

SHARES USED IN COMPUTING EARNINGS PER SHARE:
Basic	571,821	83,336	326,831	83,081

Diluted	577,408	83,336	326,831	83,081

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
NET INCOME	$15,834	$9,985	$56,283	$27,645
OTHER COMPREHENSIVE INCOME
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period net of tax expense (benefit) of $0 for the three and nine months ended September 30, 2011 and 2010 respectively	(2,903)	3,284	2,125	3,613
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0 for the three and nine months ended September 30, 2011 and 2010, respectively	—	—	4	334

	(2,903)	3,284	2,129	3,947

Pension and postretirement benefit plans:
Reclassification of prior service (credit) costs recorded to net income, net of tax (expense) benefit of $(57) and $8 for the three months ended September 30, 2011 and 2010, respectively, and $(170) and $24 for the nine months ended September 30, 2011 and 2010, respectively	(92)	13	(277)	39
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $621 and $456, for the three months ended September 30 2011 and 2010, respectively, and $1,862 and $1,458 for the nine months ended September 30, 2011 and 2010, respectively	1,012	744	3,036	2,379
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(513) and $2,097 for the three months ended September 30, 2011 and 2010, respectively, and $(103) and $(497) for the nine months ended September 30, 2011 and 2010, respectively	(1,324)	3,421	(266)	(811)

Other comprehensive (loss) income	(3,307)	7,462	4,622	5,554

COMPREHENSIVE INCOME	$12,527	$17,447	$60,905	$33,199

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,834	$9,985	$56,283	$27,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,413	11,497	34,958	35,884
Investment impairment charges	—	—	4	334
Net gain on maturities and settlements of investments	—	—	(32,820)	(2,449)
Net amortization of investment premiums and discounts	(37)	22	(55)	171
Asset impairments and net losses upon disposal	800	284	4,768	1,986
Provision for deferred income taxes	(7)	—	(7)	102
Signing bonus amortization	8,115	7,361	24,182	21,733
Signing bonus payments	(7,568)	(2,214)	(20,371)	(15,158)
Loss on debt extinguishment	—	—	5,221	—
Amortization of debt discount and deferred financing costs	1,539	3,713	5,936	12,009
Provision for uncollectible receivables	2,669	2,388	4,567	6,285
Non-cash compensation and pension expense	6,931	9,249	19,624	27,125
Other non-cash items, net	1,098	455	1,272	(24)
Changes in foreign currency translation adjustments	(1,324)	3,421	(266)	(811)
Change in other assets	12,800	(4,663)	4,606	(11,389)
Change in accounts payable and other liabilities	(21,325)	(58)	(25,086)	(13,633)

Total adjustments	15,104	31,455	26,533	62,165
Change in cash and cash equivalents (substantially restricted)	102,191	143	282,466	585,741
Change in trading investments and related put options (substantially restricted)	—	—	—	29,400
Change in receivables (substantially restricted)	(63,387)	(36,141)	(108,133)	(36,046)
Change in payment service obligations	(84,770)	(199,958)	(126,545)	(570,784)

Net cash (used in) provided by operating activities	(15,028)	(194,516)	130,604	98,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	12,538	30,744	44,281	113,316
Proceeds from settlement of investments (substantially restricted)	13,599	—	32,820	—
Purchases of short-term investments (substantially restricted)	(10,113)	(514)	(326,813)	(501,435)
Proceeds from maturities of short-term investments (substantially restricted)	5,394	200,000	211,210	400,000
Purchases of property and equipment	(7,243)	(13,349)	(31,433)	(28,825)
Proceeds from disposal of property and equipment	501	7,537	501	7,537
Cash paid for acquisitions, net of cash acquired	—	—	(53)	(330)

Net cash provided by (used in) investing activities	14,676	224,418	(69,487)	(9,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	389,025	—
Transaction costs for issuance and amendment of debt	—	—	(17,062)	—
Payments on debt	—	(30,000)	(191,250)	(90,000)
Additional consideration issued in connection with conversion of mezzanine equity	—	—	(218,333)	—
Transaction costs for the conversion and issuance of stock	—	—	(3,736)	—
Cash dividends paid on mezzanine equity	—	—	(20,477)	—
Proceeds from exercise of stock options	352	98	716	1,616

Net cash provided by (used in) financing activities	352	(29,902)	(61,117)	(88,384)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

UNAUDITED

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
(Amounts in thousands)	Stock	Stock	Capital	Loss	Loss	Stock	Total
December 31, 2010	$—	$886	$—	$(771,544)	$(31,879)	$(139,945)	$(942,482)
Net income				56,283			56,283
Accrued dividends on mezzanine equity			(2,115)	(28,819)			(30,934)
Accretion on mezzanine equity			(3,071)	(76,952)			(80,023)
Cash dividends paid on mezzanine equity				(20,477)			(20,477)
Conversion of mezzanine equity	394,215	2,864	713,232				1,110,311
Additional consideration in connection with conversion of mezzanine equity	52,710	282	95,472	(366,797)			(218,333)
Employee benefit plans			11,623	(11,360)		12,610	12,873
Net unrealized gain on available-for-sale securities					2,129		2,129
Amortization of prior service cost for pension and postretirement benefits, net of tax					(277)		(277)
Amortization of unrealized losses on pension and postretirement benefits, net of tax					3,036		3,036
Unrealized foreign currency translation adjustment					(266)		(266)

September 30, 2011	$446,925	$4,032	$815,141	$(1,219,666)	$(27,257)	$(127,335)	$(108,160)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Correction of Presentation of Short-term Investments — In connection with the preparation of its consolidated financial statements for the year ended December 31, 2010, the Company corrected the presentation of certain investments in time deposits and certificates of deposit, reflecting the fact that these investments have original maturities in excess of three months but no greater than thirteen months. Accordingly, the related gross purchases and gross maturities of such short-term investments, previously presented within “Change in cash and cash equivalents (substantially restricted)” in operating activities, have been properly presented as cash flows from investing activities in the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2010.

Note 2 — 2011 Recapitalization

Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 286.4 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the “2011 Recapitalization”. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ equity. During the three and nine months ended September 30, 2011, the Company recognized a credit of $0.1 million and expense of $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of Income.

Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

		Stockholders’ Deficit
(Amounts in thousands)	Mezzanine Equity	D Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Total Activity
Conversion of B Stock to common stock	$(716,096)	$—	$2,864	$713,232	$—	$—
Conversion of B-1 Stock to D Stock	(394,215)	394,215	—	—	—	—
Accretion of unamortized mezzanine equity discounts	76,099	—	—	—	(76,099)	—
Additional stock consideration paid	—	52,710	282	95,472	(148,464)	—

Non-cash activity	(1,034,212)	446,925	3,146	808,704	(224,563)	—

Additional cash consideration paid	—	—	—	—	(218,333)	(218,333)
Cash dividends paid on mezzanine equity	—	—	—	—	(20,477)	(20,477)

Cash activity	—	—	—	—	(238,810)	(238,810)

Total 2011 Recapitalization impact to
Mezzanine Equity and Stockholders’ Deficit	$(1,034,212)	$446,925	$3,146	$808,704	$(463,373)	$(238,810)

Shares issued upon conversion	—	157,686	286,438,367
Additional stock consideration paid	—	15,503	28,162,866

Total new shares issued under the 2011 Recapitalization	—	173,189	314,601,233

In connection with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) and the Company entered into a supplemental indenture with the trustee on behalf of the holders of the second lien notes (the “second lien notes”), to amend the indenture governing the second lien notes in order to permit the 2011 Recapitalization.

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

During the nine months ended September 30, 2011, the Company capitalized financing costs of $12.8 million and $5.0 million, respectively, associated with the 2011 Credit Agreement and the second lien notes. In connection with the refinancing of the 2008 senior facility, the Company recognized a debt extinguishment loss of $5.2 million during the nine months ended September 30, 2011, which is recorded in the “Other” line in the Consolidated Statements of Income.

As previously disclosed, the Investors have a Participation Agreement with Walmart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. A liability and the related expense associated with the Participation Agreement would be recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability would be released through a credit to the Company’s additional paid-in capital. The amount of the non-operating expense could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time, and has not recognized a liability or expense related to the Participation Agreement. The additional consideration paid to the Investors in connection with the 2011 Recapitalization did not result in a liquidity event as the amounts received by the Investors are less than their original investment in the Company.

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at September 30, 2011 and December 31, 2010:

(Amounts in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents (substantially restricted)	$2,583,475	$2,865,941
Receivables, net (substantially restricted)	1,084,927	982,319
Short-term investments (substantially restricted)	520,372	405,769
Available-for-sale investments (substantially restricted)	118,820	160,936

	4,307,594	4,414,965
Payment service obligations	(4,058,191)	(4,184,736)

Assets in excess of payment service obligations	$249,403	$230,229

The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2011 and December 31, 2010.

Note 4 — Fair Value Measurement

The following table sets forth the Company’s financial assets that are recorded at fair value. Forward contracts, classified in Level 2, are displayed on a net basis. At September 30, 2011, the Company had forward contract liabilities of $0.3 million and corresponding receivables of $0.1 million, for a net liability position of $0.2 million. At December 31, 2010, the Company had forward contract liabilities of $0.5 million and corresponding receivables of $1.1 million, for a net asset position of $0.6 million.

	September 30, 2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,741	$—	$8,741
Residential mortgage-backed securities—agencies	—	82,679	—	82,679
Other asset-backed securities	—	—	27,400	27,400

Total financial assets	$—	$91,420	$27,400	$118,820

	December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,641	$—	$8,641
Residential mortgage-backed securities—agencies	—	128,585	—	128,585
Other asset-backed securities	—	—	23,710	23,710
Forward contracts	—	582	—	582

Total financial assets	$—	$137,808	$23,710	$161,518

The tables below provide a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Amounts in thousands)	Other Asset-Backed Securities	Total Level 3 Financial Assets	Other Asset-Backed Securities	Total Level 3 Financial Assets
Beginning balance	$29,674	$29,674	$23,710	$23,710
Realized gains	—	—	—	—
Principal paydowns	(93)	(93)	(597)	(597)
Other-than-temporary impairments	—	—	(4)	(4)
Unrealized gains — instruments still held at reporting date	139	139	9,667	9,667
Unrealized losses — instruments still held at reporting date	(2,320)	(2,320)	(5,376)	(5,376)

Ending balance	$27,400	$27,400	$27,400	$27,400

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
(Amounts in thousands)	Other Asset-Backed Securities	Total Level 3 Financial Assets	Trading Investments and Related Put Options	Other Asset-Backed Securities	Total Level 3 Financial Assets
Beginning balance	$20,754	$20,754	$26,951	$22,088	$49,039
Realized gains	—	—	2,449	—	2,449
Principal paydowns	(282)	(282)	(29,400)	(3,395)	(32,795)
Other-than-temporary impairments	—	—	—	(334)	(334)
Unrealized gains — instruments still held at reporting date	4,561	4,561	—	8,875	8,875
Unrealized losses — instruments still held at reporting date	(834)	(834)	—	(3,035)	(3,035)

Ending balance	$24,199	$24,199	$—	$24,199	$24,199

Debt — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations where available, credit ratings, observable market indices and other market data. As of September 30, 2011, the fair value of the Company’s 2011 Credit Agreement is estimated at $328.1 million, while the fair value of the second lien notes is estimated at $510.0 million. See Note 9 — Debt for more information on the Company’s debt.

Note 5 — Investment Portfolio

Components of the Company’s investment portfolio are as follows:

(Amounts in thousands)	September 30, 2011	December 31, 2010
Cash	$2,006,697	$1,042,381
Money markets	576,714	1,818,138
Deposits	64	5,422

Cash and cash equivalents (substantially restricted)	2,583,475	2,865,941
Short-term investments (substantially restricted)	520,372	405,769
Available-for-sale investments (substantially restricted)	118,820	160,936

Total investment portfolio	$3,222,667	$3,432,646

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

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities, agency debenture securities and private equity investments. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at September 30, 2011:

(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price
Residential mortgage-backed securities — agencies	$77,317	$5,362	$—	82,679	$107.65
Other asset-backed securities	10,470	16,930	—	27,400	5.98
United States government agencies	7,608	1,133	—	8,741	97.12

Total	$95,395	$23,425	$—	$118,820	$21.83

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2010:

(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price
Residential mortgage-backed securities — agencies	$121,677	$7,001	$(93)	$128,585	$106.37
Other asset-backed securities	10,690	13,020	—	23,710	4.68
United States government agencies	7,273	1,368	—	8,641	96.01

Total	$139,640	$21,389	$(93)	$160,936	$25.27

At September 30, 2011 and December 31, 2010, approximately 77 percent and 85 percent, respectively, of the available-for-sale portfolio were invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The fair value estimates for the “Other asset-backed securities” reflect continued market exposure with the average price of an asset-backed security at $0.06 per dollar of par at September 30, 2011.

Gains, Losses and Other-Than-Temporary Impairments — At September 30, 2011 and December 31, 2010, net unrealized gains of $23.4 million and $21.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” For the three and nine months ended September 30, 2011, no amounts were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. During the nine months ended September 30, 2010, losses of $0.3 million were reclassified from

“Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. No such gains or losses were reclassified during the three months ended September 30, 2010.

During the nine months ended September 30, 2011, the Company recognized settlements of $32.8 million equal to all of the outstanding principal from two securities classified as “other asset-backed securities.” These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million in the nine months ended September 30, 2011 recorded in “Net securities gains” in the Consolidated Income Statements. The Company’s final trading investment was called at par during the first quarter of 2010, resulting in a $2.4 million gain recorded in the nine months ended September 30, 2010 in “Net securities gains,” net of the reversal of the related put options. “Net securities gains” were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Realized gains from available-for-sale investments	$—	$—	$(32,820)	$—
Other-than-temporary impairments from available-for-sale investments	—	—	4	334
Realized gains from trading investments and related put options	—	—	—	(2,449)

Net securities (gains) losses	$—	$—	$(32,816)	$(2,115)

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2011 and December 31, 2010 consisted of the following ratings:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
AAA, including United States agencies	25	$91,133	77%	25	$136,893	85%
Below investment grade	61	27,687	23%	64	24,043	15%

Total	86	$118,820	100%	89	$160,936	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be less than a $0.1 million change to investments rated A or better at September 30, 2011 and no change at December 31, 2010.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2011 and December 31, 2010 are shown below by contractual maturity. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2011		December 31, 2010
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After one year through five years	$7,608	$8,741	$7,273	$8,641
Mortgage-backed and other asset-backed securities	87,787	110,079	132,367	152,295

Total	$95,395	$118,820	$139,640	$160,936

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to hedge income statement exposure to foreign currency exchange risk arising from its assets and liabilities denominated in currencies other than the U.S. dollar. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. At September 30, 2011 and December 31, 2010, the Company had $55.5 million and $123.8 million, respectively, of outstanding notional amounts relating to its forward contracts with the following fair values reflected in the Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
(Amounts in thousands)	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Forward contracts	Other assets	$62	$1,117	$268	$535

Net currency exchange gains and losses are included in the “Transaction and operations support” line in the Consolidated Statements of Income, and are comprised of gains and losses from the impact of changes in exchange rates on assets and liabilities not denominated in the U.S. dollar and gains and losses from forward contracts. For the three months ended September 30, 2011, the Company had net currency exchange losses of $3.2 million, which is net of forward contract gains of $4.1 million. For the three months ended September 30, 2010, the Company had net currency exchange gains of $0.1 million, which is net of a forward contract loss of $11.5 million. For the nine months ended September 30, 2011, the Company had net currency exchange losses of $7.0 million, which is net of forward contract losses of $8.5 million. For the nine months ended September 30, 2010, the Company had net currency exchange losses of $4.3 million, which is net of forward contract losses of $1.3 million.

Note 7 — Property and Equipment

Property and equipment consists of the following at September 30, 2011 and December 31, 2010:

(Amounts in thousands)	September 30, 2011	December 31, 2010
Land	$594	$2,907
Office furniture and equipment	35,311	32,633
Leasehold improvements	27,188	23,947
Agent equipment	69,225	67,766
Signage	71,498	62,774
Computer hardware and software	199,220	187,604

	403,036	377,631
Accumulated depreciation	(295,031)	(262,520)

Total property and equipment	$108,005	$115,111

Depreciation expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Office furniture and equipment	$993	$918	$2,970	$2,839
Leasehold improvements	944	897	2,780	2,963
Agent equipment	1,591	2,139	5,210	7,007
Signage	2,400	2,027	7,052	6,489
Computer hardware and software	5,128	4,914	15,911	14,769

Total depreciation expense	$11,056	$10,895	$33,923	$34,067

The Company is actively pursuing a sale of its land. In connection with this disposition activity, the Company recognized a $2.3 million impairment during the nine months ended September 30, 2011 in the “Other” line in the Consolidated Statements of Income. The Company also recognized a $0.5 million impairment charge during the three and nine months ended September 30, 2011 for software in connection with the disposition of a business.

Note 8 — Intangible Assets

Intangible assets are included in “Other assets” in the Consolidated Balance Sheets and consist of the following:

	September 30, 2011			December 31, 2010
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer lists	$14,671	$(11,588)	$3,083	$15,592	$(11,149)	$4,443
Non-compete agreements	137	(68)	69	137	(40)	97
Trademarks and licenses	613	(17)	596	613	(15)	598
Developed technology	1,519	(1,193)	326	1,519	(965)	554

Total intangible assets	$16,940	$(12,866)	$4,074	$17,861	$(12,169)	$5,692

In the second quarter of 2011, the Company acquired the agent contracts of a former super-agent in Spain for a purchase price of $1.0 million, which will be amortized over a life of four years. The acquisition of these agent contracts provides the Company with further network expansion in its money transfer business in its Global Funds Transfer segment.

In connection with the disposition of a business, the Company recognized an impairment charge of $1.8 million in the nine months ended September 30, 2011 for certain agent contracts utilized in our Global Funds Transfer segment. This charge is recorded in the “Other” line in the Consolidated Statements of Income. The Company closed on this disposition in October 2011, resulting in a preliminary loss on disposal of $0.4 million recorded in the “Other” line in the Consolidated Statements of Income for the three and nine months ended September 30, 2011.

Intangible asset amortization expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, and $0.7 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, the estimated future intangible asset amortization expense is $0.9 million, $0.5 million, $0.3 million, $0.2 million and $0.1 million for 2012, 2013, 2014, 2015 and 2016, respectively.

Note 9 — Debt

Following is a summary of the Company’s outstanding debt at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Amounts in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
Senior Tranche A Loan, due 2013	$—	—	$100,000	5.75%
Senior Tranche B Loan, net of unamortized discount, due 2013	—	—	39,946	7.25%
Senior revolving credit facility, due 2013	—	—	—	—
Senior secured credit facility, net of unamortized discount, due 2017	339,199	4.53%	—	—
Senior revolving credit facility, due 2016	—	—	—	—
Second lien notes, due 2018	500,000	13.25%	500,000	13.25%

Total debt	$839,199		$639,946

2008 Senior Facility — In connection with the 2011 Recapitalization, the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the United States prime bank rate or the Eurodollar rate. During 2011 and 2010, the Company elected the United States prime bank rate as its interest basis. See Note 2- 2011 Recapitalization for further information.

2011 Credit Agreement — On May 18, 2011, Worldwide entered into the 2011 Credit Agreement of $540.0 million with BOA as Administrative Agent for a group of lenders. The 2011 Credit Agreement is comprised of a $390.0 million six and one half year term loan maturing on November 2017, and a $150.0 million five-year revolving credit facility, maturing on May 2016. The term loan was issued by Worldwide at a discount of 99.75%, or $1.0 million. The discount is recorded as a reduction in the carrying value of the loan and will be amortized over the life of the debt using the effective interest method. See Note 2- 2011 Recapitalization for further information.

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

Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate. On June 30, 2011, the Company prepaid $50.0 million of the term loan. The prepayment satisfies the $1.0 million mandatory quarterly principal payments through the maturity of the term loan. As of September 30, 2011, the Company has $135.3 million of availability under the revolving credit facility, net of $14.7 million of outstanding letters of credit that reduce the amount available.

Amortization of the debt discount of $0.4 million for the nine months ended September 30, 2011 and $1.6 million and $5.4 million for the three and nine months ended September 30, 2010, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income. Amortization of the debt discount for the nine months ended September 30, 2011 includes a pro-rata write-off of $0.1 million as a result of the term debt prepayment. Amortization of the debt discount for the three and nine months ended September 30, 2010 includes a pro-rata write-off of $1.1 million and $3.5 million, respectively, as a result of the Tranche B prepayment.

Second Lien Notes — As part of the Company’s recapitalization transaction in March 2008 (the “2008 Recapitalization”), Worldwide issued $500.0 million of the second lien notes to Goldman Sachs, which will mature in March 2018. The indenture governing the second lien notes was amended in March 2011 to permit the 2011 Recapitalization.

The interest rate on the second lien notes is 13.25 percent per year. Prior to March 25, 2011, the Company had the option to capitalize interest at a rate of 15.25 percent. If interest was capitalized, 0.50 percent of the interest was payable in cash and 14.75 percent is capitalized into the outstanding principal balance. The Company paid the interest through September 30, 2011 and anticipates that it will continue to pay the interest on the second lien notes for the foreseeable future.

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

The indenture governing the second lien notes contains a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The 2011 Credit Agreement also has financial covenants to maintain the following interest coverage and total leverage ratios:

Interest coverage ratio period	Minimum ratio
Present through September 30, 2012	2:1
December 31, 2012 through September 30, 2014	2.15:1
December 31, 2014 through maturity	2.25:1

Total leverage ratio period	Not to exceed
Present through September 30, 2012	4.75:1
December 31, 2012 through September 30, 2013	4.625:1
December 31, 2013 through September 30, 2014	4.375:1
December 31, 2014 through September 30, 2015	4:1
December 31, 2015 through September 30, 2016	3.75:1
December 31, 2016 through maturity	3.5:1

At September 30, 2011, the Company was in compliance with all of its financial covenants.

Deferred Financing Costs — During the nine months ended September 30, 2011, the Company capitalized financing costs of $12.8 million associated with the 2011 Credit Agreement and $5.0 million for the amendment of the indenture governing the second lien notes. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the effective interest method.

Amortization of deferred financing costs of $1.5 million and $5.5 million during the three and nine months ended September 30, 2011, respectively, and $2.1 million and $6.6 million during the three and nine months ended September 30, 2010, respectively, is recorded in “Interest expense” in the Consolidated Statements of Income. Amortization of the deferred financing costs for the nine months ended September 30, 2011 includes a pro-rata write-off of $1.1 million as a result of the term debt prepayment. Amortization of the deferred financing costs for the three and nine months ended September 30, 2010 include a pro-rata write-off of $0.5 million and $1.6 million, respectively, as a result of the Tranche B prepayment.

In connection with the termination of the 2008 senior facility on May 18, 2011, the Company recognized a debt extinguishment loss of $5.2 million, associated with the 2008 senior facility in the “Other” line in the Consolidated Statements of Income.

Interest Paid in Cash — The Company paid $21.1 million and $59.8 million of interest for the three and nine months ended September 30, 2011, respectively, and $20.7 million and $63.6 million for the three and nine months ended September 30, 2010, respectively.

Maturities — At September 30, 2011, debt totaling $340.0 million will mature in 2017 and $500.0 million will mature in 2018.

Note 10 — Pensions and Other Benefits

Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Interest cost	$2,841	$2,969	$8,523	$8,907
Expected return on plan assets	(2,056)	(2,166)	(6,167)	(6,498)
Amortization of prior service cost	7	21	21	63
Recognized net actuarial loss	1,572	1,196	4,716	3,587

Net periodic benefit expense	$2,364	$2,020	$7,093	$6,059

Benefits paid through the defined benefit pension plan were $2.2 million and $6.8 million for the three and nine months ended September 30, 2011, respectively, and $3.0 million and $9.2 million for the three and nine months ended September 30, 2010, respectively. The Company made contributions to the defined benefit pension plan of $2.7 million and $5.0 million during the three and nine months ended September 30, 2011, respectively and $1.3 million and $2.2 million during the three and nine months ended September 30, 2010, respectively. Benefits paid through, and contributions made to, the combined SERPs were $0.7 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, and $1.0 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.

Following is a summary of the net actuarial loss and prior service costs for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net actuarial loss	$1,572	$1,195	$4,715	$3,587
Tax benefit on net actuarial loss	(598)	(454)	(1,793)	(1,363)
Prior service costs	7	21	22	62
Tax benefit on prior service costs	(2)	(8)	(8)	(23)

Net amortization from accumulated other comprehensive income	$979	$754	$2,936	$2,263

Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Interest cost	$13	$63	$38	$190
Amortization of prior service credit	(156)	—	(469)	—
Recognized net actuarial loss	61	4	183	11

Net periodic benefit expense	$(82)	$67	$(248)	$201

Benefits paid through, and contributions made to, the postretirement benefit plans were $0.5 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2010, respectively.

Following is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net actuarial loss	$61	$4	$183	$11
Tax benefit on net actuarial loss	(23)	(1)	(69)	(4)
Prior service costs	(156)	—	(469)	—
Tax expense on prior service credit	59	—	178	—

Net amortization from accumulated other comprehensive income	$(59)	$3	$(177)	$7

Contribution expense for the 401(k) defined contribution plan was $0.8 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, compared to $0.9 million and $2.5 million for the three and nine months ended September 30, 2010, respectively.

Deferred Compensation Plans — In the first quarter of 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of management and highly compensated employees, was amended to (a) terminate all employee deferral accounts on the amendment date and pay each participant the balance of their account in a lump sum no earlier than one year from termination and no later than December 31, 2012; and (b) cash out all non-voluntary, employer deferral accounts if and when the account balance falls below the applicable dollar amount under Section 402(g)(1)(B) of the Internal Revenue Code. In the nine months ended September 30, 2011, the Company has made nominal payments as a result of this amendment. The Company anticipates paying a substantial portion of the $0.3 million deferred compensation liability on or around March 2012.

Note 11 — Mezzanine Equity

Following is a summary of mezzanine equity activity related to the Company’s Series B Stock during the nine months ended September 30, 2011:

(Amounts in thousands)	B Stock	B-1 Stock	Series B Stock
Balance at December 31, 2010	$628,199	$371,154	$999,353
Accrued dividends	19,951	10,983	30,934
Accretion	67,946	12,078	80,024
Conversion	(716,096)	(394,215)	(1,110,311)

Balance at September 30, 2011	$—	$—	$—

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

Note 12 — Stockholders’ Deficit

The Company had the following designations of shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Series A junior participating preferred stock	—	—	—	2,000,000	—	—
B Stock	—	—	—	800,000	495,000	495,000
B-1 Stock	—	—	—	500,000	272,500	272,500
D Stock	200,000	173,189	173,189	200,000	—	—
Common	1,300,000,000	403,157,310	398,728,143	1,300,000,000	88,556,077	83,620,522

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

On September 27, 2011, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A shares”), which results in the shares resuming their status as undesignated preferred stock of the Company.

Series D Participating Convertible Preferred Stock — In connection with the 2011 Recapitalization, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 1,000 shares of common stock by a stockholder other than Goldman Sachs who receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2 percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder who receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 1,300,000,000 shares of common stock with a par value of $0.01. In connection with the spin-off from Viad Corporation on June 30, 2004, MoneyGram was recapitalized such that there were 88,556,077 shares of MoneyGram common stock issued. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends have been paid during the nine months ended September 30, 2011. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

On May 18, 2011, the Company issued an additional 314,601,233 shares of common stock in connection with the 2011 Recapitalization. See Note 2 — 2011 Recapitalization for further information.

Following is a summary of common stock issued and outstanding during the nine months ended September 30, 2011:

(Amounts in thousands)	Common Stock
Common shares issued at December 31, 2010	88,556
Conversion of Series B Preferred Stock to common stock	314,601

Common shares issued at September 30, 2011	403,157

Treasury stock	(4,429)

Common shares outstanding	398,728

Treasury Stock — Following is a summary of treasury stock activity during the nine months ended September 30, 2011:

Treasury Stock
(Amounts in thousands)	Shares
Balance at December 31, 2010	4,936
Exercise of stock options and release of restricted stock units	(507)

Balance at September 30, 2011	4,429

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” are as follows:

	September 30,	December 31,
(Amounts in thousands)	2011	2010
Net unrealized gains on securities classified as available-for-sale	$23,425	$21,296
Cumulative foreign currency translation adjustments	4,928	5,194
Prior service credit for pension and postretirement benefits, net of tax	2,127	2,404
Unrealized losses on pension and postretirement benefits, net of tax	(57,737)	(60,773)

Accumulated other comprehensive loss	$(27,257)	$(31,879)

Equity Registration Rights Agreement — The Company and the Investors also entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to five demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, we filed a shelf registration statement on Form S-3 with the SEC that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement was declared effective by the SEC on July 7, 2011.

Reverse Stock Split — At a special meeting on October 31, 2011, the Company’s stockholders approved amendments to our Amended and Restated Certificate of Incorporation which will (i) effect a reverse stock split of MoneyGram’s common stock and (ii) reduce the number of authorized shares of MoneyGram’s common stock if MoneyGram’s Board of Directors determines, in its sole discretion, at any time prior to the first anniversary of the special meeting that the reverse stock split is in the best interests of MoneyGram and its stockholders. At any time prior to October 31, 2012, the Company’s Board of Directors will have the sole authority to elect whether or not to amend the Company’s Amended and Restated Certificate of Incorporation to effect the reverse stock split. If the Company’s Board of Directors does not implement the reverse stock split prior to October 31, 2012, the Company would need to seek the approval of the Company’s stockholders to effect a reverse stock split.

Note 13 — Stock-Based Compensation

The Company’s 2005 Omnibus Incentive Plan allows for the issuance of common stock under various types of awards. In May 2011, the stockholders of the Company approved an amendment to increase the aggregate number of shares reserved for issuance under the 2005 Omnibus Incentive Plan from 47,000,000 shares of common stock to 57,000,000 shares of common stock. As of September 30, 2011, the Company had remaining authorization to issue awards of up to 14,172,821 shares of common stock.

Stock Options — Pursuant to the terms of options granted in the nine months ended September 30, 2011, 50 percent of the options become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options become exercisable upon the achievement of certain conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) for some issuances in 2009, a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a United States exchange or trading market, resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2011 have a term of 10 years. These terms are consistent with options granted in 2010.

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

The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2011 options:

Expected dividend yield	0.0%
Expected volatility	71.3% - 72.4%
Risk-free interest rate	1.4 - 2.9%
Expected life	6.5 years
Weighted-average grant-date fair value per option	$2.21

Following is a summary of stock option activity for 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2010	39,897,474	$3.31
Granted	8,100,000	3.12
Exercised	(282,500)	2.30
Forfeited/Expired	(5,987,516)	5.15

Options outstanding at September 30, 2011	41,727,458	$3.01	8.14 years	$4,919

Vested or expected to vest at September 30, 2011	40,412,340	$3.02	8.12 years	$4,878

Options exercisable at September 30, 2011	9,432,458	$4.31	7.08 years	$2,244

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

Following is a summary of information related to the Company’s stock-based awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Expense recognized related to options	$4,252	$7,062	$11,692	$19,870
Expense recognized related to restricted stock and restricted stock units	151	151	473	216

The following represents stock-based compensation information as of September 30, 2011:

(Amounts in thousands)	Options	Restricted Stock Units
Unrecognized compensation expense	$25,734	$367
Remaining weighted-average vesting period	1.7 years	0.61 years

Note 14 — Income Taxes

For the three months ended September 30, 2011, the Company had $1.5 million of income tax expense on pre-tax income of $17.3 million, primarily reflecting $7.2 million of benefits for the reversal of a portion of the valuation allowance on domestic deferred tax assets. For the nine months ended September 30, 2011, the Company had $1.5 million of income tax expense on pre-tax income of $57.8 million, reflecting benefits of $13.7 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets and $2.9 million of tax on an investment security settlement. The effective tax rates for the three and nine months ended September 30, 2011 reflect the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position beginning March 31, 2011 and expectations that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. The Company paid $0.1 million and $0.6 million of federal and state income taxes for the three and nine months ended September 30, 2011, respectively.

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

For both the three and nine months ended September 30, 2011, interest and penalties for unrecognized tax benefits were $0.1 million, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income. As of September 30, 2011 and December 31, 2010, the Company had a liability of $1.8 million and $1.7 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing the related deductions. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company had conferences with the IRS Appeals Office in 2010 and through October 2011, but was unable to reach agreement with the IRS Appeals Division. The Company is also currently under examination for its 2008 and 2009 tax returns, which had similar deductions. As a result, the Company expects to receive Notices of Deficiency within the next 12 months disallowing approximately $955.0 million of cumulative deductions taken for net securities losses in its 2007, 2008 and 2009 tax returns. As of September 30, 2011, the Company has recognized a cumulative federal benefit of approximately $119.3 million relating to these deductions. If the Notices of Deficiency contain adjustments with which the Company does not agree, the Company anticipates that it will file a petition in the United States Tax Court contesting such adjustments. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 15 — Commitments and Contingencies

Legal Proceedings — The Company is involved in various claims and litigations that arise from time to time in the ordinary course of the Company’s business. All of these matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. After final disposition, management does not believe that any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs. On May 16, 2011, a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

On May 12, 2011, a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.

Patent Action — On September 25, 2009, the United States District Court for the Western District of Texas, Austin returned a jury verdict in a patent suit brought against the Company by Western Union on May 11, 2007, styled Western Union v. MoneyGram Payment Systems, Inc., alleging patent infringement and seeking damages and an injunction. The District Court awarded $16.5 million to Western Union. MoneyGram appealed the verdict, and on December 7, 2010, the Court of Appeals for the Federal Circuit ruled in favor of MoneyGram, reversing the District Court’s ruling on the grounds of obviousness of the three underlying patents that were the subject of the appeal. The District Court proceeding also involved a fourth patent, as to which no appeal was sought. Western Union filed a petition for a re-hearing before the same panel of appellate judges or the entire appellate court “en banc,” which petition was denied by the Appellate Court on February 11, 2011. MoneyGram thereafter filed with the District Court a bill of costs and a request to release MoneyGram’s appeal bond. On May 17, 2011, the District Court awarded MoneyGram costs in the amount of $0.5 million. On June 24, 2011, MoneyGram received payment in the amount of $0.3 million from Western Union, and Western Union retained $0.2 million of the costs awarded as damages attributable to the fourth patent for which no appeal was sought. On June 28, 2011, the District Court judge signed an Order releasing MoneyGram and the Sureties from the obligations on the appeals.

In relation to various legal matters, including those described above, the Company had $2.8 million and $2.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, respectively. A charge of $0.2 million and $1.6 million was recorded in the “Transaction and operations support line” in the Consolidated Statements of Income for the three and nine months ended September 30, 2011, respectively, and a $1.8 million charge was recorded for the three and nine months ended September 30, 2010.

Other Matters — The Company is involved in various government inquiries that arise from time to time. These matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Due to the early stages of the matters described below, we are unable to predict the outcome or the probable loss, or range of loss, if any, associated with these matters.

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas since 2005 and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. MoneyGram has since had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. The investigation is continuing and no conclusions can be drawn at this time as to its outcome, which could include potential civil or criminal penalties. MoneyGram continues to cooperate with the MDPA USAO and the US DOJ in connection with the subpoenas and the related investigation.

Moneygram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

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

As of September 30, 2011, the liability for minimum commission guarantees was $0.8 million and the maximum amount that could be paid under the minimum commission guarantees is $4.4 million over a weighted average remaining term of 3.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount.

Note 16 — Earnings per Common Share

Since 2008, the Company has utilized the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. Deemed dividends include preferred stock accretion and the additional consideration paid in connection with the 2011 Recapitalization. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. For the three and nine months ended September 30, 2011, the D Stock is included in the weighted-average number of common shares outstanding using the if-converted method as the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

For the calculation of earnings per share for discrete periods after June 30, 2011, the Company will no longer apply the two-class method of calculating basic earnings per share as the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent. Following is a reconciliation of the weighted-average share amounts used in calculating earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Basic common shares outstanding	571,821	83,336	326,831	83,081
Shares related to stock options	5,420	—	—	—
Shares related to restricted stock and stock units	167	—	—	—

Diluted common shares outstanding	577,408	83,336	326,831	83,081

Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock is anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the weighted-average potential common shares excluded from diluted loss per common share as their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Shares related to stock options	23,603	38,605	40,861	36,544
Shares related to restricted stock and stock units	—	—	206	2
Shares related to preferred stock	—	418,555	224,502	418,555

Shares excluded from the computation	23,603	457,160	265,569	455,101

Note 17 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company is currently evaluating the adoption of ASU 2011-04, but does not expect it to have a material effect on the Company’s Consolidated Financial Statements, although additional disclosures may be required.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 is effective for the Company as of January 1, 2012, with early adoption permitted. The Company is currently evaluating the impact of this standard on its annual goodwill impairment test, but does not expect any impact to the Company’s Consolidated Financial Statements.

Note 18 — Segment Information

The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28.7 percent and 30.3 percent of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively, and 29.0 percent and 30.4 percent for the nine months ended September 30, 2011 and 2010, respectively. The following tables set forth operating results, depreciation and amortization and capital expenditures by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Revenue
Global Funds Transfer:
Money transfer	$270,614	$235,013	$766,603	$680,461
Bill payment	28,278	31,216	85,909	96,118

Total Global Funds Transfer	298,892	266,229	852,512	776,579
Financial Paper Products:
Money order	14,820	16,603	46,173	52,173
Official check	7,663	9,350	25,845	31,336

Total Financial Paper Products	22,483	25,953	72,018	83,509
Other	572	705	1,394	3,200

Total revenue	$321,947	$292,887	$925,924	$863,288

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Segment operating income:
Global Funds Transfer	$39,083	$36,465	$91,441	$95,128
Financial Paper Products	5,533	7,478	23,257	27,955
Other	(433)	(676)	(1,096)	(1,749)

Total segment operating income	44,183	43,267	113,602	121,334
Net securities (gains) losses	—	—	(32,816)	(2,115)
Interest expense	22,234	24,689	65,720	76,536
Other	770	—	15,626	—
Other unallocated expenses	3,858	4,793	7,318	11,020

Income before income taxes	$17,321	$13,785	$57,754	$35,893

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Depreciation and amortization:
Global Funds Transfer	$10,124	$9,341	$30,589	$28,285
Financial Paper Products	1,272	2,153	4,320	7,587
Other	17	3	49	12

Total depreciation and amortization	$11,413	$11,497	$34,958	$35,884

Capital expenditures:
Global Funds Transfer	$7,265	$10,088	$25,758	$24,513
Financial Paper Products	909	1,296	4,394	5,027

Total capital expenditures	$8,174	$11,384	$30,152	$29,540

The following table presents revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
United States	$196,300	$189,863	$576,403	$575,579
International	125,647	103,024	349,521	287,709

Total revenue	$321,947	$292,887	$925,924	$863,288

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

The following information represents condensed, consolidating Balance Sheets as of September 30, 2011 and December 31, 2010, along with condensed, consolidating Statements of Income and Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	524	2,470,509	112,442	—	2,583,475
Receivables, net (substantially restricted)	—	1,072,509	12,418	—	1,084,927
Short-term investments (substantially restricted)	—	500,000	20,372	—	520,372
Available-for-sale investments (substantially restricted)	—	118,820	—	—	118,820
Property and equipment	—	82,419	25,586	—	108,005
Goodwill	—	306,878	121,813	—	428,691
Other assets	5,795	132,441	17,793	—	156,029
Equity investments in subsidiaries	92,327	180,682	—	(273,009)	—
Intercompany receivables	—	231,310	—	(231,310)	—

Total assets	$98,646	$5,095,568	$310,424	$(504,319)	$5,000,319

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,988,162	$70,029	$—	$4,058,191
Debt	—	839,199	—	—	839,199
Pension and other postretirement benefits	—	112,689	1,717	—	114,406
Accounts payable and other liabilities	14,871	63,191	18,621	—	96,683
Intercompany liabilities	191,935	—	39,375	(231,310)	—

Total liabilities	206,806	5,003,241	129,742	(231,310)	5,108,479
Total stockholders’ (deficit) equity	(108,160)	92,327	180,682	(273,009)	(108,160)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$98,646	$5,095,568	$310,424	$(504,319)	$5,000,319

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	108	2,704,865	160,968	—	2,865,941
Receivables, net (substantially restricted)	—	970,108	12,211	—	982,319
Short-term investments (substantially restricted)	—	405,769	—	—	405,769
Investments and related put options (substantially restricted)	—	160,936	—	—	160,936
Property and equipment	—	93,006	22,105	—	115,111
Goodwill	—	306,878	121,813	—	428,691
Other assets	—	141,469	15,500	—	156,969
Equity investments in subsidiaries	265,990	168,978	—	(434,968)	—
Intercompany receivables	—	260,803	—	(260,803)	—

Total assets	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,095,734	$89,002	$—	$4,184,736
Debt	—	639,946	—	—	639,946
Pension and other postretirement benefits	—	119,008	1,528	—	120,536
Accounts payable and other liabilities	6,631	92,134	14,882	—	113,647
Intercompany liabilities	202,596	—	58,207	(260,803)	—

Total liabilities	209,227	4,946,822	163,619	(260,803)	5,058,865
Mezzanine equity	999,353	—	—	—	999,353
Total stockholders’ (deficit) equity	(942,482)	265,990	168,978	(434,968)	(942,482)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$310,022	$80,905	$(72,905)	$318,022
Investment revenue	—	3,718	207	—	3,925

Total revenue	—	313,740	81,112	(72,905)	321,947
EXPENSES
Fee and other commissions expense	—	151,213	41,285	(51,488)	141,010
Investment commissions expense	—	99	—	—	99

Total commissions expense	—	151,312	41,285	(51,488)	141,109
Compensation and benefits	15	44,498	16,122	—	60,635
Transaction and operations support	2,868	62,200	13,724	(21,417)	57,375
Occupancy, equipment and supplies	—	8,468	2,622	—	11,090
Depreciation and amortization	—	8,458	2,955	—	11,413

Total operating expenses	2,883	274,936	76,708	(72,905)	281,622

OPERATING (LOSS) INCOME	(2,883)	38,804	4,404	—	40,325

Other expense
Interest expense	—	22,234	—	—	22,234
Other	(115)	885	—	—	770

Total other expenses, net	(115)	23,119	—	—	23,004

(Loss) income before income taxes	(2,768)	15,685	4,404	—	17,321
Income tax (benefit) expense	(999)	1,123	1,363	—	1,487

(Loss) income after income taxes	(1,769)	14,562	3,041	—	15,834
Equity income (loss) in subsidiaries	17,603	3,041	—	(20,644)	—

NET INCOME (LOSS)	$15,834	$17,603	$3,041	$(20,644)	$15,834

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$892,195	$211,223	$(191,313)	$912,105
Investment revenue	—	13,404	415	—	13,819

Total revenue	—	905,599	211,638	(191,313)	925,924
EXPENSES
Fee and other commissions expense	—	427,156	105,231	(126,756)	405,631
Investment commissions expense	—	350	—	—	350

Total commissions expense	—	427,506	105,231	(126,756)	405,981
Compensation and benefits	(16)	131,589	46,270	—	177,843
Transaction and operations support	5,363	192,450	33,122	(64,557)	166,378
Occupancy, equipment and supplies	—	26,028	8,452	—	34,480
Depreciation and amortization	—	26,452	8,506	—	34,958

Total operating expenses	5,347	804,025	201,581	(191,313)	819,640

OPERATING (LOSS) INCOME	(5,347)	101,574	10,057	—	106,284

Other expense (income)
Net securities (gains) losses	—	(32,816)	—	—	(32,816)
Interest expense	—	65,720	—	—	65,720
Other	5,405	10,221	—	—	15,626

Total other expenses, net	5,405	43,125	—	—	48,530

Income before income taxes	(10,752)	58,449	10,057	—	57,754
Income tax expense	(3,763)	3,271	1,963	—	1,471
Income after income taxes	(6,989)	55,178	8,094	—	56,283
Equity income (loss) in subsidiaries	63,272	8,094	—	(71,366)	—
NET INCOME (LOSS)	$56,283	$63,272	$8,094	$(71,366)	$56,283

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$285,687	$54,591	$(51,784)	$288,494
Investment revenue	—	4,329	64	—	4,393

Total revenue	—	290,016	54,655	(51,784)	292,887
EXPENSES
Fee and other commissions expense	—	132,929	30,701	(36,627)	127,003
Investment commissions expense	—	181	—	—	181

Total commissions expense	—	133,110	30,701	(36,627)	127,184
Compensation and benefits	(22)	44,684	11,558	—	56,220
Transaction and operations support	1,824	53,202	7,115	(15,157)	46,984
Occupancy, equipment and supplies	—	9,990	2,538	—	12,528
Depreciation and amortization	—	9,066	2,431	—	11,497

Total operating expenses	1,802	250,052	54,343	(51,784)	254,413

OPERATING (LOSS) INCOME	(1,802)	39,964	312	—	38,474

Other expense
Interest expense	—	24,689	—	—	24,689

Total other expenses, net	—	24,689	—	—	24,689

(Loss) income before income taxes	(1,802)	15,275	312	—	13,785
Income tax (benefit) expense	(631)	4,168	263	—	3,800

(Loss) income after income taxes	(1,171)	11,107	49	—	9,985
Equity income (loss) in subsidiaries	11,156	49	—	(11,205)	—

NET INCOME (LOSS)	$9,985	$11,156	$49	$(11,205)	$9,985

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$812,939	$146,665	$(112,600)	$847,004
Investment revenue	—	16,130	154	—	16,284

Total revenue	—	829,069	146,819	(112,600)	863,288
EXPENSES
Fee and other commissions expense	—	388,096	57,385	(75,820)	369,661
Investment commissions expense	—	601	—	—	601

Total commissions expense	—	388,697	57,385	(75,820)	370,262
Compensation and benefits	(193)	134,176	35,024	—	169,007
Transaction and operations support	1,805	148,274	29,850	(36,780)	143,149
Occupancy, equipment and supplies	—	27,532	7,140	—	34,672
Depreciation and amortization	—	27,968	7,916	—	35,884

Total operating expenses	1,612	726,647	137,315	(112,600)	752,974

OPERATING (LOSS) INCOME	(1,612)	102,422	9,504	—	110,314

Other (income) expense
Net securities gains	—	(2,115)	—	—	(2,115)
Interest expense	—	76,536	—	—	76,536

Total other expenses, net	—	74,421	—	—	74,421

(Loss) income before income taxes	(1,612)	28,001	9,504	—	35,893
Income tax (benefit) expense	(564)	8,092	720	—	8,248

(Loss) income after income taxes	(1,048)	19,909	8,784	—	27,645
Equity income (loss) in subsidiaries	28,693	8,784	—	(37,477)	—

NET INCOME (LOSS)	$27,645	$28,693	$8,784	$(37,477)	$27,645

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,906)	$(18,250)	$5,128	$—	$(15,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	12,538	—	—	12,538
Proceeds from settlement of investments (substantially restricted)	—	13,599	—	—	13,599
Purchases of short-term investments (substantially restricted)	—	—	(10,113)	—	(10,113)
Proceeds from maturities of short-term investments (substantially restricted)	—	—	5,394	—	5,394
Purchases of property and equipment, net of disposals	—	(5,033)	(2,210)	—	(7,243)
Proceeds from disposal of property and equipment	—	501	—	—	501
Dividends to parent/Capital contribution from subsidiary guarantors	242	(1,801)	—	1,559	—

Net cash provided by (used in) investing activities	242	19,804	(6,929)	1,559	14,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	352	—	—	—	352
Intercompany financings	1,312	(1,312)	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(242)	1,801	(1,559)	—

Net cash provided by (used in) financing activities	1,664	(1,554)	1,801	(1,559)	352

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,231)	$101,487	$30,348	$—	$130,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	44,281	—	—	44,281
Proceeds from settlement of investments (substantially restricted)	—	32,820	—	—	32,820
Purchases of short-term investments (substantially restricted)	—	(294,142)	(32,671)	—	(326,813)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	10,710	—	211,210
Purchases of property and equipment	—	(19,190)	(12,243)	—	(31,433)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Proceeds from disposal of property and equipment	—	501	—	—	501
Dividends to parent/Capital contribution from subsidiary guarantors	241,557	(3,909)	—	(237,648)	—

Net cash provided by (used in) investing activities	241,557	(39,139)	(34,257)	(237,648)	(69,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,736)	—	—	—	(3,736)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	716	—	—	—	716
Intercompany financings	1,504	(1,504)	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241,557)	3,909	237,648	—

Net cash (used in) provided by financing activities	(240,326)	(62,348)	3,909	237,648	(61,117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,695	$(3,790)	$4,065	$—	$4,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	30,744	—	—	30,744
Purchases of property and equipment	—	(8,641)	(4,708)	—	(13,349)
Proceeds from disposal of property and equipment	—	7,537	—	—	7,537
Capital contributions to subsidiaries	—	(643)	—	643	—

Net cash provided by (used in) investing activities	—	28,997	(4,708)	643	24,932

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and tax benefit from exercise of stock options	98	—	—	—	98
Payments on debt	—	(30,000)	—	—	(30,000)
Intercompany financings	(4,793)	4,793	—	—	—
Capital contribution from parent	—	—	643	(643)	—

Net cash (used in) provided by financing activities	(4,695)	(25,207)	643	(643)	(29,902)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18,318)	$10,785	$4,219	$—	$(3,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	113,316	—	—	113,316
Purchases of property and equipment	—	(20,220)	(8,605)	—	(28,825)
Proceeds from disposal of property and equipment		7,537			7,537
Cash (paid for) received from acquisitions, net of cash acquired	—	(1,436)	1,106	—	(330)
Dividends from subsidiaries	20,000	—	—	(20,000)	—
Capital contributions to subsidiaries	—	(3,280)	—	3,280	—

Net cash provided by (used in) investing activities	20,000	95,917	(7,499)	(16,720)	91,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and tax benefit from exercise of stock options	1,616	—	—	—	1,616
Payments on debt	—	(90,000)	—	—	(90,000)
Intercompany financings	(3,298)	3,298	—	—	—
Capital contributions from parent	—	—	3,280	(3,280)	—
Dividends to parent	—	(20,000)	—	20,000	—

Net cash (used in) provided by financing activities	(1,682)	(106,702)	3,280	16,720	(88,384)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table 1 — Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	%	2011	2010	%
(Amounts in thousands)	(unaudited)	(unaudited)	Change	(unaudited)	(unaudited)	Change
Revenue
Fee and other revenue	$318,022	$288,494	10%	$912,105	$847,004	8%
Investment revenue	3,925	4,393	(11)%	13,819	16,284	(15)%

Total revenue	321,947	292,887	10%	925,924	863,288	7%

Expenses
Fee and other commissions expense	141,010	127,003	11%	405,631	369,661	10%
Investment commissions expense	99	181	(45)%	350	601	(42)%

Total commissions expense	141,109	127,184	11%	405,981	370,262	10%
Compensation and benefits	60,635	56,220	8%	177,843	169,007	5%
Transaction and operations support	57,375	46,984	22%	166,378	143,149	16%
Occupancy, equipment and supplies	11,090	12,528	(11)%	34,480	34,672	(1)%
Depreciation and amortization	11,413	11,497	(1)%	34,958	35,884	(3)%

Total operating expenses	281,622	254,413	11%	819,640	752,974	9%

Operating income	40,325	38,474	5%	106,284	110,314	(4)%

Other (income) expense
Net securities gains	—	—	NM	(32,816)	(2,115)	NM
Interest expense	22,234	24,689	(10)%	65,720	76,536	(14)%
Other	770	—	NM	15,626	—	NM

Total other expense, net	23,004	24,689	(7)%	48,530	74,421	(35)%

Income before income taxes	17,321	13,785	26%	57,754	35,893	61%

Income tax expense	1,487	3,800	(61)%	1,471	8,248	(82)%

Net income	$15,834	$9,985	59%	$56,283	$27,645	104%

NM – Not meaningful

Following is a summary of our operating results in the third quarter of 2011 as compared to the third quarter of 2010:

•

Total fee and other revenue increased $29.5 million, or 10 percent, to $318.0 million in the third quarter of 2011 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Volume growth of 13 percent and a higher euro exchange rate drove the increase in money transfer fee and other revenue, partially offset by changes in corridor mix and average face value per transaction. See further discussion under Table 2 — Fee and Other Revenue and Commissions Expense.

•

Investment revenue decreased $0.5 million, or 11 percent, to $3.9 million in the third quarter of 2011 due to a decline in average investable balances. See further discussion under Table 3 — Net Investment Revenue Analysis.

•

Total commissions expense increased $13.9 million, or 11 percent, in the third quarter of 2011 due to money transfer volume growth and the higher euro exchange rate, partially offset by lower commissions expense related to lower bill payment transaction volume and the Financial Paper Products segment.

•

Total operating expenses increased $27.2 million, or 11 percent, in the third quarter of 2011, driven primarily by higher commissions expense, transaction and operations support and compensation and benefits expenses. For the three months ended September 30, 2011, operating expenses include $6.4 million of costs associated with restructuring and reorganization activities.

•	Interest expense decreased 10 percent to $22.2 million in the third quarter of 2011 from lower interest rates after our May 2011 refinancing.

•

In the third quarter of 2011, income tax expense of $1.5 million on pre-tax income of $17.3 million primarily reflects a $7.2 million benefit from the reversal of a portion of the valuation allowance on domestic deferred tax assets.

•	The increase in the euro exchange rate increased total revenue by $9.4 million and total expenses by $7.3 million, for a net increase to our income before income taxes of $2.1 million.

Geo-political considerations — Through the date of this filing, we have not experienced a significant impact to our operating results from the recent civil unrest and political turmoil in certain regions, including North Africa and the Middle East. While we are seeing improvements, we continue to experience a delay in the remittance of agent receivables in one country due to on-going disruptions in the financial institution network. At this time, we do not expect this delay to be long-term in nature, and the amounts at risk are not significant to our financial condition, operating results or liquidity. We continue to closely monitor geo-political developments, and will continue to temporarily deactivate agents as needed to minimize risk.

Table 2 — Fee and Other Revenue and Commissions Expense

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
Fee and other revenue	$318,022	$288,494	10%	$912,105	$847,004	8%
Fee and other commissions expense	141,010	127,003	11%	405,631	369,661	10%
Fee and other commissions expense as a % of fee and other revenue	44.3%	44.0%		44.5%	43.6%

Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. Foreign exchange revenue, which relates to our money transfer product, was $33.3 million and $94.1 million for the three and nine months ended September 30, 2011, respectively, reflecting an increase of $4.3 million and $11.6 million, respectively, from the same periods in the prior year. The following discussion is inclusive of foreign exchange revenue.

For the three months ended September 30, 2011, fee and other revenue increased $29.5 million, or 10 percent, due to a $35.4 million increase from money transfer, partially offset by a $2.9 million and $2.8 million decline in bill payment and the Financial Paper Products segment, respectively. Discontinued products and businesses drove a $0.3 million decrease in fee and other revenue. Money transfer transaction volume growth of 13 percent drove $31.6 million of incremental fee revenue, while a higher euro exchange rate generated $9.4 million of incremental fee revenue. Changes in corridor mix and average face value per money transfer transaction drove a net $5.7 million decrease in revenue. See Table 8 — Global Funds Transfer Segment and Table 9 — Financial Paper Products Segment for further information regarding fee and other revenue.

For the nine months ended September 30, 2011, fee and other revenue increased $65.1 million, or eight percent, due to a $85.9 million increase from money transfer, partially offset by a $10.1 million and $8.9 million decline in bill payment and the Financial Paper Products segment, respectively. Discontinued products and businesses drove a $1.9 million decrease in fee and other revenue. Money transfer transaction volume growth of 14 percent drove $95.3 million of incremental fee revenue, while a higher euro exchange rate generated $19.9 million of incremental fee revenue. Changes in corridor mix drove a $19.0 million decrease in revenue, while lower average money transfer fees from the $50 price band in the United States yielded a $9.2 million decrease in revenues. See Table 8 — Global Funds Transfer Segment and Table 9 — Financial Paper Products Segment for further information regarding fee and other revenue.

Fee and other commissions expense consists primarily of fees paid to our third-party agents for the sale of our money transfer and bill payment products and amortization of capitalized agent signing bonus payments. Fee and other commissions expense for the three months and nine months ended September 30, 2011 increased $14.0 million, or 11 percent, and $36.0 million, or 10 percent, respectively, primarily due to money transfer volume growth, segment mix and the higher Euro exchange rate, partially offset by lower bill payment and money order volumes.

For the three months ended September 30, 2011, money transfer volume growth drove incremental commissions expense of $11.7 million, while the higher Euro exchange rate generated incremental commissions expense of $4.0 million. Higher average money transfer commission rates generated incremental expense of $0.4 million. Lower bill payment and money order volumes decreased commissions expense by $1.4 million and $0.5 million, respectively, while discontinued products and businesses drove a $0.3 million decrease in commissions expense.

For the nine months ended September 30, 2011, money transfer volume growth drove incremental commissions expense of $30.4 million, while the higher Euro exchange rate generated incremental commissions expense of $7.9 million. Total signing bonus expense increased a net $1.8 million from new agent signings, while higher average money transfer commission rates drove incremental expense of $1.5 million. Lower bill payment and money order volumes decreased commissions expense by $4.1 million and $0.9 million, respectively, while discontinued products and businesses drove a $0.9 million decrease in commissions expense.

Table 3 — Net Investment Revenue Analysis

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
Investment revenue	$3,925	$4,393	(11)%	$13,819	$16,284	(15)%
Investment commissions expense	(99)	(181)	45%	(350)	(601)	42%

Net investment revenue	$3,826	$4,212	(9)%	$13,469	$15,683	(14)%

Average balances:
Cash, cash equivalents and investments	$3,153,925	$3,537,657	(11)%	$3,268,797	$3,748,800	(13)%
Payment service obligations	$2,238,782	$2,556,105	(12)%	$2,319,356	$2,691,784	(14)%

Average yields earned and rates paid (1):
Investment yield	0.49%	0.49%		0.57%	0.58%
Investment commission rate	0.02%	0.03%		0.02%	0.03%
Net investment margin (2)	0.48%	0.47%		0.55%	0.56%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.
(2)

Average yields and rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section, divided by the number of days in the period presented and multiplied by the number of days in the year. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance, divided by the number of days in the period presented and multiplied by the number of days in the year.

Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks and money orders. Investment revenue decreased $0.5 million, or 11 percent, and $2.5 million, or 15 percent, in the three and nine months ended September 30, 2011, respectively, due to lower average investment balances from the continued run-off of official check financial institution customers. In addition, the nine months ended September 30, 2010 benefited from slightly higher interest rates in the first half of 2010.

Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. Investment commissions expense decreased $0.1 million, or 45 percent, and $0.3 million, or 42 percent, for the three and nine months ended September 30, 2011, respectively, primarily from lower interest rates.

As a result of the factors discussed above, net investment revenue decreased $0.4 million, or nine percent, and $2.2 million, or 14 percent, for the three and nine months ended September 30, 2011, respectively. The net investment margin for the three months ended September 30, 2011 increased nominally from the prior year due to the lower commissions rate, while the net investment margin for the nine months ended September 30, 2011 decreased nominally from the lower investment yields earned.

Operating Expenses

The following discussion relates to operating expenses, other than commissions expense, as presented in Table 1 — Results of Operations.

Compensation and benefits — Compensation and benefits includes salaries and benefits, incentive programs and other employee related costs. Compensation and benefits expense increased $4.4 million, or eight percent, and $8.8 million, or five percent, respectively, for the three and nine months ended September 30, 2011. Restructuring and reorganization activities during the three and nine months ended September 30, 2011 added $2.6 million and $4.7 million, respectively, of severance and resourcing costs, as compared to $0.5 million and $2.1 million for the three and nine months ended September 30, 2010, respectively.

In the three and nine months ended September 30, 2011, salaries and related payroll taxes increased $2.2 million and $9.1 million, respectively, from ordinary salary increases and our changing employee base mix as we invest in our sales, market development and compliance functions, offset by lower headcount from our restructuring and outsourcing initiatives. Incentive compensation increased $3.7 million and $6.8 million, respectively, due primarily to our stronger performance against current year objectives. Employee stock-based compensation decreased $2.8 million and $8.2 million during the three and nine months ended September 30, 2011, respectively, from grants fully vesting in prior periods and forfeitures, partially offset by new grants. Other employee benefits decreased $0.8 million and $1.5 million for the three and nine months ended September 30, 2011, respectively, due to medical claim reimbursements in 2011 and non-restructuring severance costs in 2010, partially offset by higher expense associated with our legacy defined benefit plans from the impact of lower interest rates on our obligations under those plans net of a reduction in the number of eligible participants in the legacy post-retirement medical plan.

As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased compensation and benefits expense by $1.4 million and $3.2 million, respectively, in the three and nine months ended September 30, 2011.

Transaction and operations support — Transaction and operations support expense includes marketing, professional fees and other outside services, telecommunications and agent forms related to our products. Transaction and operations support expense for the three and nine months ended September 30, 2011 increased $10.4 million, or 22 percent, and $23.2 million, or 16 percent, respectively. Restructuring and reorganization costs during the three and nine months ended September 30, 2011 added $3.5 million and $9.1 million of primarily employee relocation and resourcing costs, respectively, as compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2010, respectively.

Contractor, consultant and outservice processing costs increased $4.6 million and $7.7 million during the three and nine months ended September 30, 2011, respectively, primarily due to the outsourcing of certain transactional support and information technology activities, as well as our operational enhancement initiatives and tax advisement. In 2011, we continued to invest in the enhancement of our operational processes and systems that support our infrastructure. We anticipate that these investments will continue to result in increased transaction and operation expense for the remainder of 2011. Foreign exchange losses increased $3.2 million and $2.7 million during the three and nine months ended September 30, 2011, respectively, due to the impact of high volatility in foreign currency exchange rates on our growing assets, liabilities, revenue and expenses not denominated in the U.S. dollar. We recognized $1.1 million and $0.8 million of incremental non-cash expense during the three and nine months ended September 30, 2011 from valuation losses in a trust held for former directors due to stock market volatility at the end of the third quarter. We continue to explore options to reduce our costs associated with this plan.

Marketing costs increased $1.1 million and $9.0 million during the three and nine months ended September 30, 2011, respectively, due to our increased investment in marketing and the timing of marketing campaigns in 2011. During 2011, the Company increased its investment in marketing as a percent of revenue to return to historic levels and support growth in money transfer. In future years, we expect to return to more normalized increases in marketing expense. Employee relocation, recruitment and training costs increased $0.5 million and $1.6 million during the three and nine months ended September 30, 2011, respectively, in connection with the headcount additions to support business growth and initiatives, as well as investment in the development of our personnel. Other operational costs increased $0.8 million and $4.0 million during the three and nine months ended September 30, 2011, respectively, primarily from increased security costs as a result of process enhancements and business growth, including funds transportation, facilities and electronic commerce security.

Legal fees and reserves decreased $3.1 million and $3.5 million during the three and nine months ended September 30, 2011, respectively, primarily due to a net reduction in costs associated with litigation related to our recapitalizations in 2008 and 2011. In addition, we incurred lower legal fees for regulatory matters, general advisement and licensing matters supporting operational activities. Telecommunications and agent forms and supplies decreased $1.0 million and $3.0 million during the three and nine months ended September 30, 2011, respectively, due to our targeted cost savings initiatives. Provision for loss decreased $1.7 million for the nine months ended September 30, 2011 due to enhanced collection and credit processes and stronger overall collection activity. Costs in the nine months ended September 30, 2010 also included $1.4 million of professional fees related to additional licensing fees in the United Kingdom and a $1.5 million impairment charge from the sale of a corporate aircraft.

As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased transaction and operations support by $1.2 million and $3.0 million, respectively, in the three and nine months ended September 30, 2011.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies decreased $1.4 million, or 11 percent, in the three months ended September 30, 2011, primarily due to our facilities rationalization efforts. For the nine months ended September 30, 2011, occupancy, equipment and supplies decreased $0.2 million, or one percent, as our facilities rationalization efforts were partially offset by lease termination fees of $0.8 million.

As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased occupancy, equipment and supplies by $0.3 million and $0.6 million, respectively, in the three and nine months ended September 30, 2011.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization expense for the three months ended September 30, 2011 was consistent with 2010. Depreciation and amortization for the nine months ended September 30, 2011 decreased $0.9 million, or three percent, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, partially offset by an increase in amortization of capitalized software from the 2010 implementation of a new system to increase the flexibility of our back office and improve operating efficiencies. For the nine months ended September 30, 2011, depreciation and amortization included $1.0 million of intangible amortization for agent contracts that were fully amortized in 2011.

As reflected in each of the amounts discussed above, the increase in the euro exchange rate increased occupancy, equipment and supplies by $0.3 million and $0.6 million, respectively, in the three and nine months ended September 30, 2011.

Other (Income) Expense

Table 4 — Net Securities (Gains) Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Realized gains from available-for-sale investments	$—	$—	$(32,820)	$—
Other-than-temporary impairments from available-for-sale investments	—	—	4	334
Realized gains from trading investments and related put options	—	—	—	(2,449)

Net securities (gains) losses	$—	$—	$(32,816)	$(2,115)

Net securities gains — The nine months ended September 30, 2011 reflect a realized gain of $32.8 million related to the receipt of settlements equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value. The nine months ended September 30, 2010 reflect a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option.

Interest expense — Interest expense decreased $2.5 million, or 10 percent, for the three months ended September 30, 2011 from the lower interest rates resulting from our May 2011 refinancing, partially offset by higher debt balances. Interest expense decreased $10.8 million, or 14 percent, for the nine months ended September 30, 2011 from the lower interest rates and lower debt balances through April 2011.

Table 5 — Other Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Recapitalization costs	$(114)	$—	$5,407	$—
Debt extinguishment loss	—	—	5,220	—
Asset impairments	884	—	4,999	—

Other	$770	$—	$15,626	$—

Other — The Company recognized a credit of $0.1 million and expense of $5.4 million during the three and nine months ended September 30, 2011, respectively, related to our May 2011 recapitalization. We also recognized a $5.2 million debt extinguishment loss during the nine months ended September 30, 2011 in connection with the refinancing of our senior debt facility in May 2011. Asset impairments of $0.9 million and $5.0 million during the three and nine months ended September 30, 2011, respectively, relate to the disposition of a bill payment business in October 2011 and a $2.3 million impairment charge from on-going efforts to dispose of land held for non-operating purposes. The disposition of this land is part of our facilities rationalization efforts under our restructuring program.

Income taxes — For the three months ended September 30, 2011, the Company had $1.5 million of income tax expense on pre-tax income of $17.3 million, primarily reflecting $7.2 million of benefits for the reversal of a portion of the valuation allowance on domestic deferred tax assets. For the nine months ended September 30, 2011, the Company had $1.5 million of income tax expense on pre-tax income of $57.8 million, reflecting benefits of $13.7 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets and $2.9 million of tax on an investment security settlement. The effective tax rates for the three and nine months ended September 30, 2011 reflect the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position beginning March 31, 2011 and expectations that the Company will maintain a cumulative income position in the future. Subsequent to the fourth quarter of 2011, the Company does not anticipate that its effective tax rate will materially benefit from reversals of valuation allowance. However, changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. The Company paid $0.1 million and $0.6 million of federal and state income taxes for the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2010, the Company had $3.8 million of income tax expense on pre-tax income of $13.8 million, resulting in an effective income tax rate of 27.6 percent. For the nine months ended September 30, 2010, the Company had $8.2 million of income tax expense on pre-tax income of $35.9 million, resulting in an effective income tax rate of 23.0 percent. The effective income tax rate for the three and nine months ended September 30, 2010 primarily reflects the reversal of book-to-tax differences, including a litigation accrual. The Company paid $0.1 million and $0.9 million of federal and state income taxes for the three and nine months ended September 30, 2010, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) and Adjusted EBITDA (EBITDA adjusted for significant items) provide useful information to investors because they are indicators of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. Finally, EBITDA and Adjusted EBITDA are financial measures used by management in reviewing results of operations, forecasting, assessing cash flow and capital, allocating resources and establishing employee incentive programs.

Although we believe EBITDA and Adjusted EBITDA enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

Table 6 — EBITDA and Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2011	2010	2011	2010
Income before income taxes	$17,321	$13,785	$57,754	$35,893
Interest expense	22,234	24,689	65,720	76,536
Depreciation and amortization	11,413	11,497	34,958	35,884
Amortization of agent signing bonuses	8,115	7,361	24,182	21,733

EBITDA	59,083	57,332	182,614	170,046

Significant items impacting EBITDA:
Net securities gains	—	—	(32,816)	(2,115)
Severance and related costs	—	7	(31)	(185)
Restructuring and reorganization costs	6,375	1,628	17,259	3,563
Recapitalization costs	(114)	—	5,407	—
Asset impairment charges	884	20	2,686	1,520
Debt extinguishment	—	—	5,220	—
Stock-based compensation expense	4,403	7,213	12,166	20,086
Legal accruals	1,341	1,810	3,954	1,810

Adjusted EBITDA	$71,972	$68,010	$196,459	$194,725

NM = Not meaningful

For the three months ended September 30, 2011, EBITDA increased $1.8 million, or three percent, to $59.1 million, while EBITDA increased $12.6 million, or seven percent, to $182.6 million, for the nine months ended September 30, 2011, primarily reflecting the significant items listed in Table 6. Adjusted EBITDA for the three and nine months ended September 30, 2011 increased $4.0 million, or six percent, to $72.0 million, and $1.7 million, or one percent, to $196.5 million, respectively, primarily reflecting higher money transfer fee revenue, partially offset by increases in marketing spend, compensation, fee commissions expenses and lower net investment revenue.

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

Also excluded from segment operating income are interest and other expenses related to our credit agreements, items related to our preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, and certain legal and corporate costs not related to the performance of the segments.

Table 7 — Segment Information

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
Operating income:
Global Funds Transfer	$39,083	$36,465	$2,618	$91,441	$95,128	$(3,687)
Financial Paper Products	5,533	7,478	(1,945)	23,257	27,955	(4,698)
Other	(433)	(676)	243	(1,096)	(1,749)	653

Total segment operating income	44,183	43,267	916	113,602	121,334	(7,732)
Net securities (gains) losses	—	—	—	(32,816)	(2,115)	(30,701)
Interest expense	22,234	24,689	(2,455)	65,720	76,536	(10,816)
Other non-operating expense	770	—	770	15,626	—	15,626
Other unallocated operating expenses	3,858	4,793	(935)	7,318	11,020	(3,702)

Income before income taxes	$17,321	$13,785	$3,536	$57,754	$35,893	$21,861

Table 8 — Global Funds Transfer Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
Money transfer revenue	$270,614	$235,013	15%	$766,603	$680,461	13%
Bill payment revenue	28,278	31,216	(9)%	85,909	96,118	(11)%

Total Global Funds Transfer revenue	$298,892	$266,229	12%	852,512	776,579	10%

Commissions expense	$140,857	$125,935	12%	$404,149	$366,230	10%

Operating income	$39,083	$36,465	7%	$91,441	$95,128	(4)%
Operating margin	13.1%	13.7%		10.7%	12.2%

Total revenue in the Global Funds Transfer segment consisted primarily of fees on money transfers and bill payment transactions, including foreign exchange revenue of $33.3 million and $94.1 million for the three and nine months ended September 30, 2011, respectively. Total Global Funds Transfer segment revenue for the three and nine months ended September 30, 2011 increased $32.7 million, or 12 percent, and $75.9 million, or 10 percent, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Investment revenue is a nominal component of total Global Funds Transfer segment revenue at $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2011 compared to no investment revenue and $0.2 million for the three and nine months ended September 30, 2010, respectively. The following discussion relates to fee and other revenue.

Money transfer revenue increased $35.4 million, or 15 percent, and $85.9 million, or 13 percent, for the three and nine months ended September 30, 2011, respectively, driven by money transfer transaction volume growth and a stronger euro, partially offset by changes in corridor mix and average face value per transaction. For the three months and nine months ended September 30, 2011, money transfer transaction volume growth of 13 percent and 14 percent, respectively, generated incremental revenue of $31.6 million and $95.3 million, respectively.

The higher euro exchange rate increased fee and other revenue $9.4 million and $19.9 million, respectively, for the three and nine months ended September 30, 2011, while changes in corridor mix and average face value per transaction resulted in net decreases of $5.2 million and $19.0 million, respectively. The introduction of the $50 price band in the United States during late March and April 2010 resulted in a decrease of $0.5 million and $9.2 million, respectively, from lower average money transfer fees. The $50 price band allows consumers to send $50 of principal for a $5 fee at most locations, or for $4.75 at a Walmart location.

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. The following discussion reflects activity for the three and nine months ended September 30, 2011 as compared to 2010. Money transfer transactions originating outside of the United States increased 16 percent for each period, respectively, primarily from Western Europe, Italy, the United Kingdom, the Middle East, Spain and Canada. Transactions originating in the United States increased 12 percent and 13 percent, respectively, due primarily to continued improvement in intra-United States remittances and US outbound corridors. Transactions sent to Mexico increased 13 percent and 11 percent, respectively. Mexico represented approximately nine percent of total transactions in both the three and nine months ended September 30, 2011 and 2010.

The money transfer agent base expanded 24 percent to approximately 256,000 locations in the third quarter of 2011, primarily due to expansion in markets outside the United States. At September 30, 2011, the Americas (defined as the United States, Canada, Mexico, the Caribbean and Latin America) had 71,000 locations, with 41,000 locations in North America and 30,000 locations in Latin America (including 14,000 locations in Mexico). At September 30, 2011, EMEAAP (defined as Europe, Middle East, Africa and the Asia Pacific region) had 185,000 locations in the following regions: 44,000 locations in Western Europe, 42,000 locations in Eastern Europe, 44,000 locations in the Indian subcontinent, 34,000 locations in Asia Pacific, 17,000 locations in Africa and 4,000 locations in the Middle East.

Bill payment revenue for the three and nine months ended September 30, 2011 decreased $2.9 million, or nine percent, and $10.1 million, or 11 percent, respectively. A decrease in volume of five percent and seven percent, respectively, in the three and nine months ended September 30, 2011 reduced revenue by $2.1 million and $8.8 million, respectively, while lower average fees reduced revenue by $0.8 million and $1.3 million, respectively. The decline in transaction volume and revenue continued to relate to transaction mix where economic declines in our traditional consumer credit payment categories, such as auto, credit card and collections, occurred at a faster rate than business in emerging consumer credit payment categories.

Commissions expense in the Global Funds Transfer segment consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. Commissions expense in the Global Funds Transfer segment increased $14.9 million, or 12 percent, and $37.9 million, or 10 percent, respectively, for the three months and nine months ended September 30, 2011. Money transfer volume growth drove incremental expense of $11.7 million and $30.4 million, respectively. The higher euro exchange rate increased fee commissions $4.0 million and $7.9 million, respectively. Higher average money transfer commission rates generated an additional $0.4 million and $1.5 million, respectively, of incremental expense for the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, total signing bonus expense increased $0.2 million and $2.0 million, respectively, from new agent signings. Bill payment fee commissions decreased $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2011. Lower volumes and lower rates drove decreases of $1.2 million and $0.2 million, respectively, for the three months ended September 30, 2011. For the nine months ended September 30, 2011, lower volumes drove a decrease of $4.1 million.

Operating margin in the Global Funds Transfer segment decreased to 13.1 percent and 10.7 percent for the three and nine months ended September 30, 2011, respectively, from 13.7 percent and 12.2 percent for the same periods in 2010. The lower margin in 2011 primarily reflects changes in corridor mix and average face value per transaction, higher commissions, marketing and compensation expense, partially offset by money transfer revenue growth.

Table 9 — Financial Paper Products Segment

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2011	2010	Change	2011	2010	Change
Money order revenue:
Fee and other revenue	$14,181	$15,795	(10)%	$43,568	$49,143	(11)%
Investment revenue	639	808	(21)%	2,605	3,030	(14)%

Total money order revenue	14,820	16,603	(11)%	46,173	52,173	(12)%

Official check revenue:
Fee and other revenue	4,947	6,162	(20)%	16,162	19,524	(17)%
Investment revenue	2,716	3,188	(15)%	9,683	11,812	(18)%

Total official check revenue	7,663	9,350	(18)%	25,845	31,336	(18)%

Total Financial Paper Products revenue:
Fee and other revenue	19,128	21,957	(13)%	59,730	68,667	(13)%
Investment revenue	3,355	3,996	(16)%	12,288	14,842	(17)%

Total Financial Paper Products revenue	$22,483	$25,953	(13)%	72,018	83,509	(14)%

Commissions expense	$332	$960	(65)%	$1,912	$3,098	(38)%
Operating income	$5,533	$7,478	(26)%	$23,257	$27,955	(17)%
Operating margin	24.6%	28.8%		32.3%	33.5%

Revenue in the Financial Paper Products segment consisted of per-item fees charged to our financial institution customers and retail agents and investment revenue. For the three and nine months ended September 30, 2011, total Financial Paper Products segment revenue decreased $3.5 million, or 13 percent, and $11.5 million, or 14 percent, respectively, from the same periods in 2010, driven by lower money order volumes, lower investment revenue and the run-off of official check customers. The $0.6 million and $2.6 million decrease in investment revenue for the three and nine months ended September 30, 2011, respectively, is primarily driven by lower average investment balances from the run-off of official check financial institution customers. See Table 3 — Net Investment Revenue Analysis for further information.

During the three and nine months ended September 30, 2011, money order fee and other revenue declined $1.8 million and $6.0 million, respectively, due to a five percent and eight percent, respectively, volume decline from the anticipated attrition of agents due to the continued migration by customers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment.

Official check fee and other revenue for the three and nine months ended September 30, 2011 decreased $1.7 million, or 18 percent, and $5.5 million, or 18 percent, respectively, as the run-off of official check financial institution customers outpaced revenue increases from our repricing initiatives. During the nine months ended September 30, 2011, the Company recognized a $0.4 million early termination fee for an official check customer.

Commissions expense for the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks multiplied by short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased $0.6 million, or 65 percent, and $1.2 million, or 38 percent, for the three and nine months ended September 30, 2011, respectively, primarily due to lower money order agent rebates from our repricing initiatives. Investment commissions expense decreased slightly, due to lower rates. See Table 3 — Net Investment Revenue Analysis for further discussion of investment commissions expense.

The operating margin for the three months and nine months ended September 30, 2011 decreased to 24.6 percent and 32.3 percent, respectively, from 28.8 percent and 33.5 percent, respectively, for the three months ended September 30, 2010 due to revenue declines.

2011 Recapitalization

Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 286.4 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 28.2 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the 2011 Recapitalization. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ equity. During the three and nine months ended September 30, 2011. the Company recognized a credit of $0.1 million related to the expense of $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of Income.

Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

Table 10 — Recapitalization

		Stockholders’ Deficit
(Amounts in thousands)	Mezzanine Equity	D Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Total Activity
Conversion of B Stock to common stock	$(716,096)	$—	$2,864	$713,232	$—	$—
Conversion of B-1 Stock to D Stock	(394,215)	394,215	—	—	—	—
Accretion of unamortized mezzanine equity discounts	76,099	—	—	—	(76,099)	—
Additional stock consideration paid	—	52,710	282	95,472	(148,464)	—

Non-cash activity	(1,034,212)	446,925	3,146	808,704	(224,563)	—

Additional cash consideration paid	—	—	—	—	(218,333)	(218,333)
Cash dividends paid on mezzanine equity	—	—	—	—	(20,477)	(20,477)

Cash activity	—	—	—	—	(238,810)	(238,810)

Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034,212)	$446,925	$3,146	$808,704	$(463,373)	$(238,810)

Shares issued upon conversion	—	157,686	286,438,367
Additional stock consideration paid	—	15,503	28,162,866

Total new shares issued under the 2011 Recapitalization	—	173,189	314,601,233

Concurrent with entering into the Recapitalization Agreement, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) and the Company entered into a Consent Agreement with the holders of the second lien notes (the “second lien notes”), to amend the indenture governing the second lien notes in order to permit the 2011 Recapitalization.

On May 18, 2011, the Company entered into a credit agreement for a new $540 million senior secured credit facility (the “2011 Credit Agreement”) consisting of a $150 million, five-year revolving credit facility and a $390 million, six and one half year term loan. Upon entering into the 2011 Credit Agreement, during the second quarter of 2011, the Company recognized a debt extinguishment loss of $5.2 million, in the “Other” line in the Consolidated Statements of Income, related to the existing 2008 senior facility. A portion of the net proceeds from the term loan under the 2011 Credit Agreement was used to consummate the 2011 Recapitalization and to refinance the Company’s existing 2008 senior facility. The Company may elect an interest rate for the 2011 Credit Agreement based on either the Bank of America (“BOA”) prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points (with a minimum rate of 1.25 percent).

During the nine months ended September 30, 2011, the Company capitalized financing costs of $12.8 million and $5.0 million, respectively, associated with the 2011 Credit Agreement and the second lien notes.

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

Table 11 — Assets in Excess of Payment Service Obligations

(Amounts in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents (substantially restricted)	$2,583,475	$2,865,941
Receivables, net (substantially restricted)	1,084,927	982,319
Short-term investments (substantially restricted)	520,372	405,769
Available-for-sale investments (substantially restricted)	118,820	160,936

	4,307,594	4,414,965
Payment service obligations	(4,058,191)	(4,184,736)

Assets in excess of payment service obligations	$249,403	$230,229

Cash and Cash Equivalents and Short-term investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service (“Moody’s”) and AA- or better by Standard & Poors (“S&P”) and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of September 30, 2011, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 96 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.

Credit Facilities — Our credit facilities consist of the 2011 Credit Agreement and second lien notes. See Note 9 — Debt of the Notes to Consolidated Financial Statements and 2011 Recapitalization for further information. On June 30, 2011, the Company prepaid $50.0 million of the term loan associated with the 2011 Credit Agreement. The prepayment satisfies the $1.0 million mandatory quarterly payments through the maturity of the term loan. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. The revolving credit facility associated with the 2011 Credit Agreement has $135.3 million of borrowing capacity as of September 30, 2011, net of $14.7 million of outstanding letters of credit.

Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We were in compliance with all covenants as of September 30, 2011. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to our stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three months ended September 30, 2011, and we do not anticipate declaring any dividends on our common stock during 2011.

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

Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of September 30, 2011. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $118.8 million of available-for-sale investments as of September 30, 2011. United States government agency residential mortgage-backed securities and United States government agency debentures compose $91.4 million of our available-for-sale investments, while other asset-backed securities and private equity investments comprise the remaining $27.4 million. In completing our recapitalization transaction in March 2008 (the “2008 Recapitalization”), we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Other Funding Sources and Requirements

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Table 12 — Contractual Obligations

	Payments due by period
(Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,371,957	$83,278	$166,471	$166,010	$956,198
Operating leases	52,870	12,801	19,660	12,028	8,381
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,425,118	$96,370	$186,131	$178,038	$964,579

Debt consists of amounts outstanding under our 2011 Credit Agreement and the second lien notes at September 30, 2011, as disclosed in Note 9 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at September 30, 2011 includes $839.2 million of debt, net of unamortized discounts of $0.8 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on September 30, 2011, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in Table 12 as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $2.7 million and $5.0 million to the defined benefit pension plan during the three and nine months ended September 30, 2011, respectively. We expect contributions to be $1.4 million in the fourth quarter of 2011. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2011, we paid benefits totaling $1.2 million and $3.3 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.3 million for the remainder of 2011. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.

As of September 30, 2011, the liability for unrecognized tax benefits was $10.2 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2011, the minimum commission guarantees had a maximum payment of $4.4 million over a weighted-average remaining term of 3.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of September 30, 2011, the liability for minimum commission guarantees was $0.8 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Table 13 — Cash Flows From Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net income	$15,834	$9,985	$56,283	$27,645
Total adjustments to reconcile net income	15,104	31,455	26,533	62,165

Net cash provided by operating activities before changes in payment service assets and obligations	30,938	41,440	82,816	89,810

Change in cash and cash equivalents (substantially restricted)	102,191	143	282,466	585,741
Change in trading investments and related put options, net (substantially restricted)	—	—	—	29,400
Change in receivables, net (substantially restricted)	(63,387)	(36,141)	(108,133)	(36,046)
Change in payment service obligations	(84,770)	(199,958)	(126,545)	(570,784)

Net change in payment service assets and obligations	(45,966)	(235,956)	47,788	8,311

Net cash (used in) provided by operating activities	$(15,028)	$(194,516)	$130,604	$98,121

Operating activities used net cash of $15.0 million during the three months ended September 30, 2011. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay $21.1 million of interest on our debt, $7.2 million for capital expenditures, $7.6 million for signing bonuses, $1.8 million of payments related to the 2011 Recapitalization and $7.0 million of restructuring expenditures. These expenditures were offset by net proceeds of $21.4 million from the normal maturities of investments, all of which were reinvested in cash equivalents. Operating activities generated net cash of $130.6 million during the nine months ended September 30, 2011. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay a $50.0 million debt prepayment, $59.8 million of interest on our debt, $31.4 million for capital expenditures, $20.4 million of signing bonuses, $13.7 million of payments related to the 2011 Recapitalization and $14.5 million of restructuring expenditures. We also utilized $38.5 million of cash and cash equivalents and $288.3 million of proceeds from normal maturities within our investment portfolio to acquire $326.8 million of short-term investments.

Operating activities used net cash of $194.5 million during the three months ended September 30, 2010. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay $20.7 million of interest and $30.0 million of principal on our debt, $13.3 million of capital expenditures and $2.2 million of signing bonuses. These expenditures were offset by net proceeds of $230.2 million from the normal maturities of investments, all of which were reinvested in cash equivalents. Operating activities generated net cash of $98.1 million during the nine months ended September 30, 2010. In addition to funding normal operating expenses and working capital, cash generated from our operations was primarily used to pay $63.6 million of interest and $90.0 million of principal on our debt, $28.8 million of capital expenditures and $15.2 million of signing bonuses. These expenditures were offset by net proceeds of $11.9 million from the normal maturities of investments, all of which were reinvested in cash equivalents.

Table 14 — Cash Flows From Investing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Net investment activity	$21,418	$230,230	$(38,502)	$11,881
Purchases of property and equipment	(7,243)	(13,349)	(31,433)	(28,825)
Proceeds from disposal of property and equipment	501	7,537	501	7,537
Cash paid for acquisitions, net of cash acquired	—	—	(53)	(330)

Net cash provided by (used in) investing activities	$14,676	$224,418	$(69,487)	$(9,737)

Investing activities provided cash of $14.7 million during the three months ended September 30, 2011, primarily from proceeds of $31.5 million from the maturity and settlement of available-for-sale and short-term investments and $0.5 million proceeds from disposal of property and equipment, partially offset by the purchase of $10.1 million of short-term investments and $7.2 million of capital expenditures. Investing activities used cash of $69.5 million during the nine months ended September 30, 2011, primarily for the purchase of $326.8 million of short-term investments and $31.4 million of capital expenditures, partially offset by proceeds of $288.3 million from the maturity and settlement of available-for-sale and short-term investments and proceeds of $0.5 million from disposal of property and equipment.

Investing activities provided cash of $224.4 million during the three months ended September 30, 2010, primarily from proceeds of $30.7 million and $200.0 million from the maturity of available-for-sale and short-term investments, respectively, and $7.5 million from property and equipment disposals, partially offset by $13.3 million of capital expenditures. Investing activities used cash of $9.7 million during the nine months ended September 30, 2010 primarily due to the purchase of $501.4 million of short-term investments and $28.8 million of capital expenditures, partially offset by proceeds of $113.3 million and $400.0 million from the maturity of available-for-sale and short-term investments, respectively, and $7.5 million from property and equipment disposals. Also, in February 2010, we paid $0.3 million for the acquisition of our agent in the Netherlands, Blue Dolphin Financial Services, N.V.

Table 15 — Cash Flows From Financing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Proceeds from issuance of debt	$—	$—	$389,025	$—
Transaction costs for issuance and amendment of debt	—	—	(17,062)	—
Payments on debt	—	(30,000)	(191,250)	(90,000)
Additional consideration in connection with conversion of mezzanine equity	—	—	(218,333)	—
Transaction costs for the conversion and issuance of stock	—	—	(3,736)	—
Cash dividends paid	—	—	(20,477)	—
Proceeds from exercise of stock options	352	98	716	1,616

Net cash provided by (used in) financing activities	$352	$(29,902)	$(61,117)	$(88,384)

For the three and nine months ended September 30, 2011, financing activities provided cash of $0.4 million and used cash of $61.1 million, respectively, primarily associated with the debt prepayment and the 2011 Recapitalization. For the three and nine months ended September 30, 2010, financing activities provided $0.1 million and $1.6 million, respectively, of cash from the exercise of stock options, and used $30.0 million and $90.0 million, respectively, of cash for the prepayments of Tranche B of our 2008 senior facility.

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

Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2011. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, legal proceedings, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “intends”, “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A under the caption “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011, as well as the various factors described below. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

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

•

Retention of Global Funds Transfer Agents and Billers. We may be unable to maintain retail agent or biller relationships or we may experience a reduction in transaction volume from these relationships. Our current U.S. agreement with Walmart, our largest agent, runs through January 2013.

•

Litigation, Government Investigations and Related Risks. Litigation initiated by stockholders or others, or government investigations of the Company or its agents could result in material settlements, fines, penalties or legal fees and could result in adverse publicity or regulatory sanctions.

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

•

Tax Matters. Changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events, could adversely affect our results of operations and financial condition.

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

•

Reverse Stock Split. If the Company consummates the proposed Reverse Stock Split, (i) there can be no assurance that the Company will realize the anticipated benefits of the Reverse Stock Split, (ii) it may decrease the liquidity of our common stock, and (iii) it may increase the number of stockholders who own “odd lots.”

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

On May 18, 2011, the Company entered into the 2011 Credit Agreement with BOA in connection with the 2011 Recapitalization. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2011 Recapitalization” for further discussion of the 2011 Recapitalization and Note 9 — Debt of the Notes to Consolidated Financial Statements for further discussion of the 2011 Credit Agreement.

The following is a new discussion of the interest rate risk associated with our 2011 Credit Agreement and does not supersede any other discussion of interest rate risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as referred to above.

The 2011 Credit Agreement is floating rate debt, resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the 2011 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent. Since inception of the 2011 Credit Agreement, the Company has elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate during the second quarter of 2011. Elections are based on the index that we believe will yield the lowest interest rate until the next reset date. Interest rate risk is managed in part through index election.

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

	Basis Point Change in Interest Rates
(Amounts in thousands)	Down 200	Down 100	Down 50	Up 50	Up 100	Up 200
Interest income	$(2,171)	$(2,162)	$(1,873)	$4,775	$9,568	$19,200
Percent change	(24.7)%	(24.6)%	(21.3)%	54.4%	108.9%	218.6%

Investment commissions expense	NM	NM	NM	$(202)	$(459)	$(6,261)
Percent change	NM	NM	NM	NM	NM	NM

Interest expense	NM	NM	NM	NM	NM	$(1,050)
Percent change	NM	NM	NM	NM	NM	(1.3)%

Pre-tax loss from continuing operations	$(2,110)	$(2,100)	$(1,812)	$4,573	$9,070	$11,890
Percent change	(2.9)%	(2.9)%	(2.5)%	6.3%	12.5%	16.4%

NM – Not Meaningful

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

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

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

Other Matters — The Company is involved in various government inquiries that arise from time to time. These matters are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Due to the stages of the matters described below, we are unable to predict the outcome or the probable loss, or range of loss, if any, associated with these matters.

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. MoneyGram has since had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. The investigation is continuing and no conclusions can be drawn at this time as to its outcome, which could include potential civil or criminal penalties. MoneyGram is cooperating with the MDPA USAO and the US DOJ in connection with the subpoenas and the related investigation.

Moneygram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

ITEM 1A. RISK FACTORS

Except as set forth below and as updated in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For further information, refer to Part I, “Regulation” and Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

The following are new risk factors in addition to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011:

The Reverse Stock Split May Not Increase the Company’s Stock Price over the Long-Term, Which Would Prevent the Company From Realizing Some of the Anticipated Benefits of the Reverse Stock Split.

At a special meeting on October 31, 2011, the Company’s stockholders approved amendments to our Amended and Restated Certificate of Incorporation which will (i) effect a reverse stock split of MoneyGram’s common stock and (ii) reduce the number of authorized shares of MoneyGram’s common stock if MoneyGram’s Board of Directors determines, in its sole discretion, at any time prior to the first anniversary of the special meeting that the reverse stock split is in the best interests of MoneyGram and its stockholders. The Company’s Board of Directors expects that the Reverse Stock Split, if implemented will likely increase the market price of the common stock immediately following the Reverse Stock Split. However, the effect of a reverse stock split upon the market price of the common stock cannot be predicted with any certainty, and the history of similar stock split combinations for other companies is varied. It is possible that the per share price of the common stock after the Reverse Stock Split will not rise in proportion to the reduction in the number of shares of common stock outstanding resulting from the Reverse Stock Split. The market price of the common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including the Company’s future performance.

The Reverse Stock Split May Decrease the Liquidity of the Common Stock.

The liquidity of the common stock may be decreased by the proposed Reverse Stock Split given the reduced number of shares that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split.

The Reverse Stock Split May Result in Some Stockholders Owning “Odd Lots” That May Be More Difficult to Sell or Require Greater Transactions Costs per Share to Sell.

If the Reverse Stock Split is implemented, it will increase the number of stockholders who own “odd lots” of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd lots may be higher than the costs of transactions of more than 100 shares of common stock.

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to U.S. and international regulatory requirements in our Annual Report on Form 10-K for the year ended December 31, 2010:

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

In particular, we are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar anti-bribery laws in other jurisdictions. We are also subject to reporting, recordkeeping and anti-money laundering provisions in many jurisdictions, including the Bank Secrecy Act in the United States, as amended by the USA PATRIOT Act of 2001. Because of the scope of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many companies. We are also subject to regulatory oversight and enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network, or “FinCEN.” Any determination that we have violated these laws could have an adverse effect on our business, financial position and results of operations. See “— We are subject to several investigations by the U.S. federal government and several U.S. state governments.”

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

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to litigation and investigations involving MoneyGram or its agents in our Annual Report on Form 10-K for the year ended December 31, 2010:

Litigation or investigations involving MoneyGram or our agents, which could result in material settlements, fines or penalties, may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot always be predicted, although we vigorously defend against them.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to tax laws and unfavorable outcomes of tax positions in our Annual Report on Form 10-K for the year ended December 31, 2010:

Changes in tax laws and unfavorable outcomes of tax positions we take could adversely affect our tax expense.

We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical net security losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. The Company expects to receive a Notice of Deficiency within the next 12 months disallowing approximately $955.0 million of cumulative deductions taken relating to net security losses. Through September 30, 2011, the Company has recognized a cumulative federal benefit of approximately $119.3 million relating to these deductions. An unfavorable outcome of this or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures. While we believe our reserves are adequate to cover material, known tax exposures, there can be no assurance that an actual taxation event would not exceed our reserves.

The following is a new risk factor in addition to those included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011:

We are subject to several investigations by the U.S. federal government and several U.S. state governments.

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has been providing information requested pursuant to the subpoenas since 2005, and continues to provide additional information relating to the investigation. In addition, FinCEN requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. MoneyGram has since had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. The investigation is continuing and no conclusions can be drawn at this time as to its outcome, which could include potential civil or criminal penalties. MoneyGram continues to cooperate with the MDPA USAO and the US DOJ in connection with the subpoenas and the related investigation.

Moneygram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

The Company continues to cooperate fully with these investigations. Due to the stage of these investigations, we are unable to predict when these investigations will be completed, the outcome or the possible loss, or range of loss, if any, which could be associated with the resolution of any possible charges or claims that may be brought against our Company. Should such charges or claims be brought, we could face substantial fines, damage awards, attorneys’ and other legal expenses and fees, or regulatory consequences, such as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations. In addition, should such charges or claims be brought, and regardless of whether or not successfully prosecuted, we could face negative publicity that could adversely affect our important customer relationships, which could have a material adverse effect on our business, financial position and results of operations. Adverse developments related to these investigations, including any expansion of their scope, could negatively impact our Company and could divert the efforts and attention of our management team from our ordinary business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2011, the Company has repurchased 6,795,000 common shares under this authorization and has remaining authorization to repurchase up to 5,205,000 shares. The Company has not repurchased any shares since July 2007. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 3, 2011	By:	/s/ JAMES E. SHIELDS
James E. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.3	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

3.4	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.5	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.6	Certificate of Designations, Preferences and Rights of the Series D Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.9	Certificate of Elimination of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.10	Certificate of Elimination of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.11	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated September 27, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 28, 2011).

4.1	Fourth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of September 29, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed September 30, 2011).

10.1	Relocation Assistance Repayment Agreement, by and between MoneyGram Payment Systems, Inc. and J. Lucas Wimer, dated July 15, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed July 15, 2011).

10.2*	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co.

10.3*	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co.

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Stockholders’ Deficit as of September 30, 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 406T of Regulation S-T.

*	Filed herewith.

**	Furnished herewith.