Form 10-K
period 2011-12-31
MONEYGRAM INTERNATIONAL INC
filed 2012-03-09
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-31950

MONEYGRAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $277.3 million.

57,834,779 shares of common stock were outstanding as of February 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview

MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global payment services company. Our major products include global money transfers, bill payment solutions and financial paper products. We help people and businesses by providing affordable, reliable and convenient payment services.

The MoneyGram® brand is recognized throughout the world. We offer more choices and more control for people separated from friends and family by distance or those with limited bank relationships to meet their financial needs. Our money transfer services are available at approximately 267,000 agent locations in approximately 192 countries and territories. Our services enable consumers throughout the world to transfer money and pay bills, helping them meet financial demands of their daily lives. Our bill payment services also help businesses operate more efficiently and cost-effectively.

Our principal executive offices are located at 2828 N. Harwood Street, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 999-7552. Our website address is www.moneygram.com.

History and Development

We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc., or MPSI, under the MoneyGram brand. Through its predecessor, Travelers Express Company, Inc., or Travelers Express, the Company has been in operation for over 70 years.

In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, referred to herein as the 2008 Recapitalization. The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P., or THL, and affiliates of Goldman, Sachs & Co. or Goldman Sachs, and collectively with THL, the Investors, in a private placement of 760,000 shares of Series B Participating Convertible Preferred Stock of the Company, or the B Stock, and Series B-1 Participating Convertible Preferred Stock of the Company, or the B-1 Stock, and collectively with the B Stock, the Series B Stock, for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of 7,500 shares of the B-1 Stock.

As part of the 2008 Recapitalization, our wholly owned subsidiary, MoneyGram Payment Systems Worldwide, Inc., or Worldwide, issued Goldman Sachs $500.0 million of senior secured second lien notes with a 10-year maturity, or the Second Lien Notes. We also entered into a senior secured amended and restated credit agreement with JPMorgan Chase Bank, N.A., or JPMorgan, as agent for a group of lenders, bringing the total facility to $600.0 million. The amended facility included $350.0 million in two term loan tranches and a $250.0 million revolving credit facility.

In May 2011, we completed a second recapitalization, referred to herein as the 2011 Recapitalization. Pursuant to the 2011 Recapitalization, (i) THL, as the holder of all of the B Stock, converted all of the shares of B Stock into shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs, as the holder of all of the B-1 Stock, converted all of the shares of B-1 Stock into shares of Series D Participating Convertible Preferred Stock of the Company, or D Stock, in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL received approximately 3.5 million additional shares of our common stock and $140.8 million in cash, and Goldman Sachs received approximately 15,503 additional shares of D Stock and $77.5 million in cash. The 2011 Recapitalization was approved unanimously by our board of directors following the recommendation of a special committee of the board of directors comprised of independent and disinterested members of our board of directors.

Concurrently with entering into the Recapitalization Agreement, Worldwide and the Company entered into a consent agreement, or the Consent Agreement, with certain affiliates of Goldman Sachs, or the GS Note Holders, who are holders of the Notes. Pursuant to the Consent Agreement, the parties thereto entered into a supplemental indenture to the indenture governing the Notes that amended the indenture in order to permit the 2011 Recapitalization. In addition, the Company entered into a new senior secured credit facility, or the 2011 Credit Facility, comprised of a $150 million, five-year revolver and a $390 million six-and-a-half-year term loan, which refinanced the Company’s existing senior secured credit facility and provided the funding for the 2011 Recapitalization.

On November 14, 2011, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 125. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

In November and December 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the secondary offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock. The Company did not receive proceeds from the offering.

In connection with the secondary offering, the Company exercised an option to redeem $175.0 million of its Second Lien Notes. The redemption was completed through the issuance of a $150.0 million incremental term loan under the 2011 Credit Agreement, with the remaining balance paid from cash and cash equivalents. In connection with the redemption, the Company incurred a prepayment penalty of $23.2 million.

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

We provide money transfer services through our worldwide network of agents and through a limited number of Company-owned retail locations in the United States and Western Europe. We also offer our money transfer services through the Internet, agent websites, mobile phone, kiosks, ATMs, receive cards and direct-to-bank account products in various markets around the world.

Our primary bill payment service offering is our ExpressPayment® service, which we offer at all of our money transfer agent locations in the United States and at certain agent locations in select Caribbean countries. Through our ExpressPayment service, a consumer can pay cash for bills at an agent location and obtain same-day notification of payment to the consumer’s account with its creditor, also referred to as a biller. Our consumers can also use our ExpressPayment service to load and reload prepaid debit cards. Our ExpressPayment bill payment service is also available for payments to select billers via the Internet at www.moneygram.com.

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

During 2011, 2010 and 2009, our 10 largest agents accounted for 45 percent, 50 percent and 48 percent, respectively, of our total company fee and investment revenue and 48 percent, 54 percent and 53 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Wal-Mart Stores, Inc. is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2011,

2010 and 2009, Wal-Mart accounted for 29 percent, 30 percent and 29 percent, respectively, of our total company fee and investment revenue, and 31 percent, 32 percent and 32 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Our contract with Wal-Mart in the United States, which runs through January 2013, provides for Wal-Mart’s sale of our money order and money transfer services and real-time, urgent bill payment services at its retail locations on an exclusive basis.

Our Segments

We manage our business primarily through two segments: Global Funds Transfer and Financial Paper Products. The table below presents the components of our consolidated revenue associated with our segments for the year ended December 31:

	2011	2010	2009
Global Funds Transfer
Money transfer	83.4%	79.4%	76.7%
Bill payment	9.0%	10.8%	11.6%
Financial Paper Products
Money order	4.9%	5.9%	6.4%
Official check	2.6%	3.5%	4.1%
Other	0.1%	0.4%	1.2%

Total revenue	100.0%	100.0%	100.0%

Additional financial information about our segments and geographic areas appears in Note 16, “Segment Information,” of the Notes to Consolidated Financial Statements.

Global Funds Transfer Segment

The Global Funds Transfer segment is our primary segment, providing money transfer and bill payment services to consumers, who may be unbanked or underbanked. Unbanked consumers are those consumers who do not have a traditional relationship with a financial institution. Underbanked consumers are consumers who, while they may have a savings account with a financial institution, do not have a checking account. Other consumers who use our services are convenience users and emergency users who may have a checking account with a financial institution but prefer to use our services on the basis of convenience, cost or to make emergency payments. We primarily offer services to consumers through third-party agents, including retail chains, independent retailers and financial institutions.

In 2011, our Global Funds Transfer segment had total fee and investment revenue of $1,153.0 million. We continue to focus on the growth of our Global Funds Transfer segment outside of the United States. During 2011, 2010 and 2009, operations outside of the United States generated 32 percent, 28 percent and 27 percent, respectively, of our total company fee and investment revenue, and 35 percent, 31 percent and 31 percent, respectively, of our Global Funds Transfer segment fee and investment revenue in each of these years. In 2011, we added approximately 40,000 net locations, bringing our global agent network to approximately 267,000 locations.

Following is a summary of our agent locations by geography:

YEAR ENDED DECEMBER 31,	2011
Latin America	18,000
Mexico	14,000
North America	41,000
Western Europe	46,000
Eastern Europe	46,000
Indian subcontinent	45,000
Asia Pacific	35,000
Africa	18,000
Middle East	4,000

Total Agent Locations	267,000

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

As of December 31, 2011, we offer money transfers to consumers in a choice of local currency or United States dollars and/or euros in 141 countries, which we refer to as multi-currency. Our multi-currency technology allows us to execute our money transfers directly between and among several different currencies. Where implemented, these capabilities allow consumers to know the amount that will be received in the local currency of the receiving country, or in U.S. dollars or euros in certain countries.

Bill Payment Services — We derive our bill payment revenues primarily from transaction fees charged to consumers for each bill payment transaction completed. Through our bill payment services, consumers can make urgent payments or pay routine bills through our network to certain billers. We maintain relationships with billers in key industries, also referred to as verticals. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, satellite, property management, prepaid card and collections industries. Our bill payment services also enable consumers to load and reload prepaid debit cards. Our bill payment services also allow customers to make low-cost, in-person payments of non-urgent utility bills for credit to a biller, typically within two to three days.

Financial Paper Products Segment

Our Financial Paper Products segment provides money orders to consumers through our retail and financial institution agent locations in the United States and Puerto Rico, and provides official check services for financial institutions in the United States.

In 2011, our Financial Paper Products segment generated revenues of $93.3 million. Since early 2008, our investment portfolio has consisted of lower risk, highly liquid, short-term U.S. government securities that produce a lower rate of return, which has resulted in lower revenues and profit margins in our Financial Paper Products segment.

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

In 2011, we issued approximately 161.9 million money orders through our network of 55,100 agent and financial institution locations in the United States and Puerto Rico. In 2010, we issued approximately 174.2 million money orders through our network of 57,308 agent and financial institution locations in the United States and Puerto Rico.

Official Check Outsourcing Services — As with money orders, we generate revenue from our official check outsourcing services from per item and other fees and from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than 4.1 days. In 2009, we restructured our official check business model by reducing the commissions we pay our financial institution customers and increasing per item and other fees. As of December 31, 2011, we provide official check outsourcing services at approximately 8,500 branch locations of more than 1,300 financial institutions. We issued 24.2 million and 30.3  million official checks in 2011 and 2010, respectively.

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

We are reaching new customers through alternate and self-service money transfer delivery channels. We offer our money transfer services on the Internet via our MoneyGram Online service in the United States, United Kingdom and through agent websites in Italy, Saudi Arabia and Japan. In Italy, Abu Dhabi and the Philippines, we also offer our money transfer services via mobile phone and continue to enhance our money transfer services to consumers through the addition of kiosks, ATMs, receive cards and direct-to-bank account products in various markets. We also introduced the convenience of cash-to-card services through key agents in the Philippines, which allows their customers to collect remittances on a card, which can then be used to pay for purchases at participating stores. We continue to expand product offerings in key markets such as multi-currency options in China, direct-to-account in Brazil and customer-directed receives in the Ukraine.

We have made enhancements to our MoneyGram Online service and will continue to make further enhancements to provide a better consumer experience and efficiency in completing a transaction for our online customers, as well as more cost-effective transaction processing. MoneyGram Online transactions and revenue grew 30 percent in 2011 over the prior year. We also enhanced our MoneyGram rewards program, and now offer members the ability to receive a text message on their mobile phones informing them that the funds they transferred have been picked up by their receiver.

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

We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price and commission. We compete for money transfer consumers on the basis of number and location of outlets, price, convenience, technology and brand recognition. Due to increased pricing competition, in the first half of 2010 we introduced a $50 price band that allows consumers to send $50 of principal for a $5 fee at most locations, or $4.75 at a Wal-Mart location.

Regulation

Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the United States and other countries, including international, federal and state anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs to comply with the most recent legal and regulatory changes. During 2011, we increased our compliance personnel headcount and made investments in our compliance-related technology and infrastructure.

Anti-Money Laundering Compliance. Our money transfer services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as similar state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against the government’s watch-lists, including but not limited to, the watch-list maintained by OFAC;

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

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

We offer our money transfer services primarily through third-party agents with whom we contract and do not directly control. As a money services business, we and our agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We also offer in-person and online training as part of our agent compliance training program and engage in various agent oversight activities.

Money Transfer and Payment Instrument Licensing — Almost all states in the United States, the District of Columbia, Puerto Rico and the United States Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd, became a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. Licensing requirements generally include minimum net worth, provision of surety bonds, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Most states and our other regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states and other regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

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

Privacy Regulations — In the ordinary course of our business, we collect certain types of data that subject us to certain privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act of 1999, or the GLB Act, which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to laws adopted pursuant to the European Union’s Data Protection Directive, or the Data Protection Directive. We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Data Protection Directive. In some cases, the privacy laws of a European Union member state may be more restrictive than what is required under the Data Protection Directive and may impose additional duties with which we must comply. We also have confidentiality/information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly, and conflicting laws in the various jurisdictions where we do business pose challenges.

Banking Regulations — We completed an underwritten secondary offering of 10,237,524 shares of our common stock held by Goldman Sachs and others in November and December 2011. Prior to that time, we were deemed a “controlled subsidiary” of Goldman Sachs & Co., a bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act, as a result of Goldman Sachs’ ownership of shares of our non-voting D Stock. Although the D Stock is not convertible into common stock of the Company while beneficially owned by Goldman Sachs, the D Stock may be sold or transferred to a third party which may then convert the D Stock into common stock. In conjunction with the secondary offering of our common stock, we also made a partial redemption of our Second Lien Notes held by Goldman Sachs in the aggregate principal amount of $175 million. As result of these transactions and discussions with the Federal Reserve, Goldman Sachs has informed us that the Company is no longer deemed a controlled subsidiary of Goldman Sachs. Therefore, we believe we are no longer subject to the regulations that apply to controlled subsidiaries of bank holding companies, or to reporting requirements, examination or supervision by the Federal Reserve under the BHC Act.

Recent Federal Legislation in the United States — The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. While the Dodd-Frank Act will likely impose additional regulatory requirements upon us, it is difficult to gauge the impact on our business because many provisions of the Dodd-Frank Act require the adoption of rules and further studies. The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection, or the Bureau, which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the United States. We will be required to provide enhanced disclosures to our money transfer customers, which will require us to modify our systems and current consumer disclosures. Enhanced disclosure requirements, error resolution procedures, the extent of vicarious liability for acts of our agents, refund requirements and other matter impacting how we offer international remittances in the United States were set forth in the Final Remittance Rule that was issued by the Bureau on January 20, 2012 and published in the Federal Register on February 7, 2012. The effective date of the Remittance Rule is February 7, 2013.

Regulation of Prepaid Cards — We sell our MoneyGram-branded prepaid card in the United States, in addition to loading prepaid cards of other card issuers through our ExpressPayment system. Prepaid card services are generally subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws are applicable to us is uncertain and we are currently unable to determine the impact that any future clarification, changes or interpretation of these laws will have on our services.

Clearing and Cash Management Bank Relationships

Our business involves the movement of money. We move money through a network of clearing and cash management banks, and our relationships with these clearing banks and cash management banks are a critical component of our ability to move funds on a global and timely basis.

We rely on two banks to clear our retail money orders and we currently have eight official check clearing banks. We believe these relationships provide sufficient capacity for our money order and official check outsourcing services.

We maintain contractual relationships with a variety of domestic and international cash management banks for automated clearing house, or ACH, and wire transfer services for the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base. In addition, some large international banks have opted not to bank money service businesses. As a result, we also utilize regional or country-based banking partners in addition to large cash management banks.

Intellectual Property

The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the United States and a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are also important to our business, including our globe with arrows logo, ExpressPayment, MoneyGram Rewards, FormFree, and PrimeLink marks. In addition, we maintain a portfolio of MoneyGram branded domain names.

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

We own U.S. and foreign patents related to our money order and money transfer technology. Our U.S. patents have in the past given us competitive advantages in the marketplace. We also have patent applications pending in the United States that relate to our money transfer, money order and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace. However, our competitors also actively patent their technology and business processes.

Employees

As of December 31, 2011, we had approximately 1,399 full-time employees in the United States and 737 full-time employees outside of the United States. In addition, we engage contractors to support various aspects of our business. None of our employees in the United States are represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

Pamela H. Patsley, age 55, has served as Chairman and Chief Executive Officer since September 2009. Ms. Patsley was appointed Executive Chairman in January 2009. Ms. Patsley also serves on the boards of directors of Texas Instruments, Inc. and Dr. Pepper Snapple Group, Inc. Ms. Patsley previously served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc.

Juan Agualimpia, age 49, has served as Executive Vice President, Chief Marketing Officer since February 2011. Mr. Agualimpia previously served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development, including as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid from 2005 to March 2009.

David B. Brown, age 49, has served as Senior Vice President, Chief Accounting Officer since January 2012. Mr. Brown previously served as Chief Financial Officer of Dresser, Inc., a privately held energy industry infrastructure manufacturer, from 2010 to 2011. Prior to that, Mr. Brown served in various roles of increasing responsibility at Dresser, Inc. from 2007 to 2010. From 2003 to 2007, Mr. Brown held various financial positions at The Brink’s Company. From 1996 to 2003, Mr. Brown held financial positions at LSG Sky Chefs. In 1995, Mr. Brown was a consultant for Halliburton, and from 1985 to 1995 he held the position of Audit Senior Manager at Price Waterhouse L.L.P.

Timothy C. Everett, age 49, has served as Executive Vice President, General Counsel and Corporate Secretary since January 2010. Mr. Everett previously served as Vice President and Secretary of Kimberly-Clark Corporation, a multi-national consumer product company, from 2003 to 2009. Prior to that, Mr. Everett served in various roles of increasing responsibility at Kimberly-Clark from 1993 to 2003. From 1990 to 1993, Mr. Everett was an associate with the global law firm, Akin Gump Strauss Hauer & Feld, LLP. From 1984 to 1987, Mr. Everett was an auditor with the accounting firm Ernst & Young, LLP.

W. Alexander Holmes, age 37, has served as Senior Vice President, Corporate Strategy and Investor Relations since June of 2009. Mr. Holmes previously served as Senior Vice President, Global Sourcing and Strategic Initiatives at First Data Corporation, a global payment processing company, from 2007 to 2009. From 2004 to 2007, Mr. Holmes served in various roles of increasing responsibility at First Data Corporation. Prior to that, Mr. Holmes managed the Benelux region at the Western Union Company, a global money transfer company, from 2002 to 2003. Mr. Holmes joined First Data in 2000 and served in various finance roles until early 2002. From 1997 to 2000, Mr. Holmes was at the University of Colorado’s system administration office where he managed a number of ERP implementation projects.

Daniel J. O’Malley, age 47, has served as Executive Vice President, Americas and Emerging Markets since June 2011. Mr. O’Malley previously served as Executive Vice President, Americas since December 2009. From April 2007 to December 2009, Mr. O’Malley served as Senior Vice President, Global Payment Systems/President Americas. Mr. O’Malley previously served as Vice President, Global Payment Systems/Americas from April 2003 to April 2007, Vice President, Customer Service from June 1999 to April 2003, Director, Operations from 1996 to 1999, Regulatory Project Manager from 1995 to 1996, Manager of the Southeast Processing Center from 1989 to 1995 and Coordinator of the Southeast Processing Center from 1988 to 1989. Prior to joining the Company, Mr. O’Malley held various operations positions at NCNB National Bank and Southeast Bank N.A. from 1983 to 1988.

Steven Piano, age 46, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, a global electronic payment processing company, serving most recently as Senior Vice President — First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet — Nielsen Media Research and Lehman Brothers.

James E. Shields, age 50, has served as Executive Vice President and Chief Financial Officer since July 2010. From 2009 until July 2010, Mr. Shields engaged in independent financial consulting. During 2008, Mr. Shields served as senior vice president finance and treasurer for Royal Caribbean Cruise Lines. From 2005 to 2008, he served as vice president and treasurer of Celanese Corporation, a $6 billion chemical company with worldwide operations. Prior to that, Mr. Shields was vice president and chief financial officer for consumer markets at Qwest Communications International Inc.

J. Lucas Wimer, age 46, has served as Executive Vice President, Operations and Technology since April 2010. From January 2008 to April 2010, Mr. Wimer was a principal at THL Partners, where he was responsible for business transformation programs across the THL portfolio. From September 2003 to December 2007, he led infrastructure development for Capital One. From 1996 to 2003, Mr. Wimer provided management consulting, global project and practice leadership in performance measurement, cost reduction, merger integration and restructuring to the financial services industry for IBM Business Consulting Services, formerly PricewaterhouseCoopers.

Available Information

We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (www.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. Our principal executive offices are located at 2828 N. Harwood Street, 15th Floor, Dallas, Texas 75201, and our telephone number is (214) 999-7552.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC could have a material impact on our business, financial condition or results of operations.

RISK FACTORS

Risks Related to our Business and Industry

Continued weakness in economic conditions, in both the United States and global markets, could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our customers tend to be employed in industries such as construction, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business, which could adversely affect our results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.

Our agents or billers may have reduced sales or business as a result of weak economic conditions. As a result, our agents could reduce their number of locations or hours of operation, or cease doing business altogether. Our billers may have fewer customers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such as the automobile, mortgage and retail industries.

If general market conditions in the United States or other national economies important to our business were to deteriorate further, our results of operations could be adversely impacted. Additionally, if our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our results of operations.

If consumers’ confidence in our business or in traditional money transfer providers generally deteriorates, our business, financial position and results of operations could be adversely affected.

Our business is built on consumers’ confidence in our brands and our ability to provide fast, reliable money transfer services. Erosion in consumers’ confidence in our business, or in traditional money transfer providers as a means to transfer money, could adversely impact transaction volumes, which would in turn adversely impact our business, financial position and results of operations.

A number of factors could adversely affect consumers’ confidence in our business, or in traditional money transfer providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	changes or proposed changes in laws or regulations that have the effect of making it more difficult for consumers to transfer money using traditional money transfer providers;

•	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, for example, attempts to seize money transfer funds;

•	federal, state or foreign legal requirements, including those that require us to provide consumer data to a greater extent than is currently required;

•	any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach of our security policies or legal requirements resulting in a compromise of consumer data.

Many of our money transfer consumers are migrants. Consumer advocacy groups or governmental agencies could consider the migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, or if consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial position and results of operations could be adversely affected.

A material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the United States or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our results of operations.

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

Larger agents and billers in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development, equipment and capital necessary to meet these demands could require substantial expenditures and there can be no assurance that we will have the available capital after servicing our debt, or that we will be allowed to make such expenditures under the terms of our debt agreements. If we are unable to meet these demands, we could lose customers and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2011 and 2010, our 10 largest agents accounted for 45 percent and 50 percent, respectively, of our total company fee and investment revenue and 48 percent and 54 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. In 2011 and 2010, our largest agent, Wal-Mart, accounted for 29 percent and 30 percent, respectively, of our total company fee and investment revenue and 31 percent and 32 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. The term of our agreement with Wal-Mart runs through January 2013. If Wal-Mart or any of our other key agents do not renew their contracts with us, or if such agents reduce the number of their locations, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business, financial condition and results of operations could be adversely affected. Further, if Wal-Mart or any of our other key agents renew their contracts with us, but on less favorable terms, our business, financial condition and results of operations could be adversely affected.

MoneyGram and our agents are subject to numerous U.S. and international laws and regulations. Failure to comply with these laws and regulations could result in material settlements, fines or penalties or changes in our or our agents’ business operations and may adversely affect our business, financial condition and results of operations.

Our business is subject to a wide range of laws and regulations that vary from country to country. The money transfer business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of OFAC, which prohibit us from transmitting money to specified countries or on behalf of prohibited individuals. Additionally, we are subject to anti-money laundering laws in many countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws and privacy and data protection laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.

There has been increased public attention and heightened legislation and regulations regarding money laundering, terrorist financing, corporate use and disclosure of personal information, data protection, information security and consumer privacy. The legal, political and business environments in these particular areas are evolving, inconsistent across various jurisdictions and often unclear, which increases our operating compliance costs and our legal risks. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

In particular, we are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, in the United States and similar anti-bribery laws in other jurisdictions. We are also subject to reporting, recordkeeping and anti-money laundering provisions in many jurisdictions, including the Bank Secrecy Act in the United States, as amended by the USA PATRIOT Act of 2001. Because of the scope of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are also subject to regulatory oversight and enforcement by FinCEN. Any determination that we have violated these laws could have an adverse effect on our business, financial condition and results of operations. We are subject to several investigations by the U.S. federal government and several U.S. state governments.

The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters, changes among the bank regulatory agencies, and the ability to conduct business with holding company affiliates. Many of the provisions of the Dodd-Frank Act require studies and regulations. The Dodd-Frank Act requires enforcement by various governmental agencies, including the new Bureau. Money transmitters such as the Company will be required to provide additional consumer information and disclosures, adopt error resolution standards meeting the Bureau’s regulatory requirements, and adjust refund procedures for international transactions originating in the United States. We may be liable for failure of our agents to comply with the Dodd-Frank Act. The Bureau and the regulations it has adopted and will adopt will necessitate operational changes and additional costs, but we cannot predict its effects upon us or our business at this time. The new legislation and implementing regulations associated with the Dodd-Frank Act may increase our costs of compliance, and may require changes in the way we conduct business.

Changes in laws, regulations or other industry practices and standards may increase our costs of operations and may disrupt our business as we develop new business and compliance models. For example, the European Union’s Payment Services Directive, or PSD, imposes potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. We modified our business operations in the European Union in 2009 and 2010 in light of the PSD and will likely experience additional costs associated with addressing PSD compliance. If we fail to comply with the PSD, our business, financial condition and results of operations may be adversely impacted. Additionally, the United States and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.

Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our high volume agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.

Any violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. Regulators in the United States and other jurisdictions are demonstrating a greater inclination than they have in the past to hold money services businesses like ours to higher standards and to monitor for possible violations of laws and regulations by agents. Our systems, employees and processes may not be sufficient to detect and prevent violations of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant fines or penalties. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and result in diminished revenue and profit and increase our operating costs.

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

Litigation or investigations involving us or our agents could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money transfer services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business. The outcome of such allegations, complaints, claims and litigation cannot be predicted.

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

We have been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, our U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and our consumer anti-fraud program during the period from 2004 to 2009. We have provided information requested pursuant to the subpoenas, and continue to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The Company has also been notified of a request for interviews of one current executive officer and one former chief executive officer of the Company. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which we subsequently provided, concerning our reporting of fraudulent transactions during this period. In November 2010, we met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA USAO, and representatives of FinCEN to discuss the investigation. In July 2011, we had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice, or the US DOJ. We have been informed that we are being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as our anti-money laundering program during that period. In January 2012, meetings were held between our representatives, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. We continue to engage in discussions and cooperate with such government representatives regarding the ongoing investigation. During the course of these discussions, we were advised that consideration is being given to a range of possible outcomes, including the seeking of criminal penalties against us. However, no conclusions can be drawn at this time as to the outcome of the investigation and we are unable to predict the probable loss, or range of loss, if any, associated with this matter.

We have also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether we have taken adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to our procedures to prevent fraudulent transfers and consumer complaint information. We continue to cooperate fully with the states’ attorneys in this matter. We have submitted the information and documents requested by the states. No claims have been made against us at this time.

If any charges or claims are brought with respect to these investigations, we could face substantial fines, damage awards, attorneys’ and other legal expenses and fees, or regulatory consequences, such as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations. In addition, if any charges or claims are brought, and regardless of whether or not successfully prosecuted, we could face negative publicity that could adversely affect our important customer relationships, which could have a material adverse effect on our business, financial position and results of operations. Adverse developments related to these investigations, including any expansion of their scope, could negatively impact our Company and could divert the efforts and attention of our management team from our ordinary business operations.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. It is possible that our money transfer service or other products could be used by wrong-doers in contravention of U.S. law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

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

•

a significant portion of our cash flows from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations, acquisitions, product development and other corporate initiatives;

•

our debt agreements contain financial and restrictive covenants that could significantly impact our ability to operate our business, and any failure to comply with them may result in an event of default, which could have a material adverse effect on us;

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

Sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•

We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to settle our payment instruments, pay money transfers and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payment instruments, pay money transfers or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

•

Clearing and cash management banks that conduct our official check, money order and money transfer businesses could fail or experience sustained deterioration in liquidity. This could lead to our inability to clear our payment service instruments and move funds on a global and timely basis as required to settle our obligations and collect partner receivables.

•

Our revolving credit facility is one source of funding for our corporate transactions and liquidity needs. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions such as acquisitions could be adversely affected.

•

We may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions.

•

We maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.

If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Failure to maintain sufficient capital could adversely affect our business, financial condition and results of operations.

If we do not have sufficient capital, we may not be able to pursue our growth strategy and fund key strategic initiatives, such as product development and acquisitions. Further, we may not be able to meet new capital requirements introduced or required by our regulators. Further, although we are no longer considered a bank holding company for purposes of U.S. law or the law of any other jurisdiction, as a global provider of payments services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our regulators that could require us to issue securities that would qualify as Tier 1 regulatory capital under the Basel Committee accords or retain earnings over a period of time. In addition, given our leveraged nature and the significant restrictive covenants in our debt agreements, there can be no assurance that we will have access to sufficient capital. Failure to meet capital requirements or to have access to sufficient capital could materially impact our business, financial condition and results of operations.

We face credit risks from our retail agents and financial institution customers.

The vast majority of our Global Funds Transfer segment is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers, and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money order or money transfer proceeds to us, we must nonetheless pay the money order or complete the money transfer on behalf of the consumer.

Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2011, we had credit exposure to our agents of approximately $352.0 million in the aggregate spread across 12,000 agents, of which four owed us in excess of $15.0 million.

Our official checks outsourcing business is conducted through financial institutions. Our financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We are liable for payment on all of those instruments except cashier’s checks. As of December 31, 2011, we had credit exposure to our official check financial institution customers of approximately $350.8 million in the aggregate spread across 1,300 financial institutions, of which one owed us in excess of $15.0 million.

We monitor the creditworthiness of our agents and financial institution customers on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our agents and financial institution customers will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.

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

An inability by us or our agents to maintain adequate banking relationships may adversely affect our business, financial condition and results of operations.

We rely on domestic and international banks for international cash management, ACH and wire transfer services to pay money transfers and settle with our agents. We also rely on domestic banks to provide clearing, processing and settlement functions for our paper-based instruments, including official checks and money orders. Our relationships with these banks are a critical component of our ability to conduct our official check, money order and money transfer businesses. An inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our official check, money order and money transfer businesses could adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to establish and maintain adequate banking relationships.

If we cannot maintain a sufficient relationship with a limited number of large international banks that provide these services, we would be required to establish a global network of banks to provide us with these services. Utilizing a global network of banks could alter the pattern of settlement with our agents and result in our agent receivables and agent payables being outstanding for longer periods than the current remittance schedule, potentially adversely impacting our cash flow. Maintaining a global network of banks may also increase our overall costs for banking services.

We and our agents are considered Money Service Businesses in the United States under the Bank Secrecy Act. U.S. regulators are increasingly taking the position that Money Service Businesses, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, certain of our agents have been denied access to retail banking services in certain markets regardless of the mitigating factors and controls in place to prevent anti-money laundering law violations. If our agents are unable to obtain sufficient banking relationships, they may not be able to offer our services, which could adversely affect our business, financial condition and results of operations.

We may be unable to operate our official check and money order businesses profitably if we are not successful in retaining those partners that we wish to retain.

We have reduced the commission rate we pay to our official check financial institution customers, and have implemented, and in some cases increased, per-item and other fees for our official check and money order services. Due to the current low interest rate environment, our official check financial institution customers have been receiving low or no commission payments from the issuance of payment service instruments. Our official check financial institution customers have a right to terminate their agreements with us if they do not accept these pricing changes. As a result of the pricing changes, a low interest rate environment and contractual rights, there can be no assurance that we will retain official check financial institution customers and money order agents that we wish to retain. If we are not successful in retaining customers and agents that we wish to retain, and we are unable to proportionally reduce our fixed costs associated with the official check and money order businesses, our business, financial condition and results of operations could be adversely affected.

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

The industry is under increasing scrutiny from federal, state and local regulators in connection with the potential for consumer fraud. Negative economic conditions may result in increased agent or consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage. This, in turn, could lead to government enforcement actions and investigations, reduce the use and acceptance of our services or increase our compliance costs and thereby have a material adverse impact on our business, financial condition and results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, in particular our largest competitor, The Western Union Company, or Western Union. In addition, new competitors or alliances among established companies may emerge. Further, some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. With respect to our money transfer, urgent bill payment and money order businesses, our primary competitor is Western Union. We cannot anticipate every effect that actions taken by our competitors will have on our business, or the money transfer and bill payment industry in general.

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

There can be no assurance that growth in consumer money transfer transactions, bill payment transactions and other payment products will continue. In addition, consolidation among payment service companies has occurred and could continue to occur in the future. If we are unable to continue to grow our existing products, while also growing newly developed and acquired products, we will be unable to compete effectively in the changing marketplace, and our business, financial condition and results of operations could be adversely affected.

If we fail to successfully develop and timely introduce new and enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. If alternative payment mechanisms become widely substituted for our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. We may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances, however, are inherently risky and we cannot guarantee that such investments or strategic alliances will be successful. If such investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.

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

•	restrictions on money transfers to, from and between certain countries;

•	money control and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the euro.

If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced products and services, or if we infringe on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

The MoneyGram(R) brand is important to our business. We utilize trademark registrations in various countries and other tools to protect our brand. Our business would be harmed if we were unable to adequately protect our brand and the value of our brand was to decrease as a result.

We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to third party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business, prospects, financial condition and results of operation.

Failure to attract and retain key employees could have a material adverse impact on our business.

Our success depends to a large extent upon our ability to attract and retain key employees. The loss of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel could also have a material adverse impact on our business.

A breach of security of our systems could adversely affect our business.

We obtain, transmit and store confidential customer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could harm our business and reputation, cause inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of customers and subject us to lawsuits. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our data. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to reputational harm and make our customers less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation, improper action by our employees, agents, customer financial institutions or third party vendors or any other event impacting our systems or processes or our vendors’ systems or processes, we could suffer financial loss, loss of customers, regulatory sanctions, lawsuits and damage to our reputation. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Wal-Mart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

If we are unable to effectively operate and adapt our technology to match our business growth, our business, financial condition and results of operations could be adversely affected.

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

We may, from time to time, acquire or start up businesses both inside and outside of the United States. The acquisition and integration of businesses involve a number of risks. We may not be able to successfully integrate businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or start-up businesses, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility, or the EFSF, and the European Financial Stability Mechanism, or the EFSM, to provide funding to countries using the euro as their currency, or the Eurozone, that are in financial difficulty and seek such support. In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent financial stability mechanism, the European Stability Mechanism, which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries after June 2013. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.

These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally.

Changes in tax laws and unfavorable outcomes of tax positions we take could adversely affect our tax expense and liquidity.

Our future tax rate could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the United States and foreign, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical net security losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. We expect to receive a Notice of Deficiency within the next 12 months disallowing approximately $908.5 million of cumulative deductions taken relating to net security losses. Through December 31, 2011, we recognized a cumulative federal benefit of approximately $136.1 million relating to these deductions. If our petition regarding the Notice of Deficiency is denied, the Company would be required to make cash payments of $105.4 million based on benefits taken through December 31, 2011. An unfavorable outcome in this audit or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.

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

Risks Related to Ownership of our Stock

THL owns a substantial percentage of our common stock, and its interests may differ from the interests of our other common stockholders.

As of December 31, 2011, THL held approximately 64.1 percent of our common stock. As a result, THL is able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock. THL’s concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price.

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

The trading market for our common stock was first established in June 2004. The public float in that market now consists of approximately 62.3 million shares issued and 57.8 million shares outstanding as of December 31, 2011. In accordance with the terms of the Registration Rights Agreement entered into between us and the Investors at the closing of the 2008 Recapitalization, we have an effective registration statement on Form S-3 that permits the offer and sale by the Investors of all of the common stock or D Stock currently held by the Investors. In 2011, the Investors sold 10.2 million shares of common stock pursuant to this registration statement, which leaves the Investors with 50.7 million shares of common stock that can still be sold pursuant to the registration statement. The registration statement also permits us to offer and sell up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities, from time to time, subject to market conditions and our capital needs. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

Our charter documents and Delaware law contain provisions that could delay or prevent an acquisition of the Company, which could inhibit your ability to receive a premium on your investment from a possible sale of the Company.

Our charter documents contain provisions that may discourage third parties from seeking to acquire the Company. These provisions and specific provisions of Delaware law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing certain business combinations, including a merger or change in control of the Company. Some of these provisions may discourage a future acquisition of the Company even if stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

Our board of directors has the power to issue series of preferred stock and to designate the rights and preferences of those series, which could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock.

Under our certificate of incorporation, our board of directors has the power to issue series of preferred stock and to designate the rights and preferences of those series. Therefore, our board of directors may designate a new series of preferred stock with the rights, preferences and privileges that the board of directors deems appropriate, including special dividend, liquidation and voting rights. The creation and designation of a new series of preferred stock could adversely affect the voting power, dividend, liquidation and other rights of holders of our common stock and, possibly, any other class or series of stock that is then in existence.

The market price of our common stock may be volatile.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which may be beyond our control. These factors include the perceived prospects or actual operating results of our business; changes in estimates of our operating results by analysts, investors or our management; our actual operating results relative to such estimates or expectations; actions or announcements by us or our competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration
Dallas, TX	Corporate Headquarters	Both	46,291	6/30/2021
Minneapolis, MN	Global Operations Center	Both	134,000	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	4/30/2015
Lakewood, CO	Call Center	Global Funds Transfer	113,849	3/31/2015
London, UK	Global Operations Center	Both	20,738	1/31/2021

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. Not included in the above table is approximately 34,211 square feet in Minneapolis, Minnesota that has been sublet. Subsequent to December 31, 2011, the Company entered into an agreement to lease 25,287 square feet of office space in Frisco, Texas and an agreement for early termination of one of its leases in Lakewood, CO consisting of 45,684 square feet. The Company has vacated this portion of the property per the agreement. We also have a number of other smaller office locations in Arkansas, California, Florida, New York, France, Germany, Italy, Spain and the United Kingdom, as well as small sales and marketing offices in Australia, China, Greece, India, Italy, the Netherlands, Nigeria, Russia, South Africa, Spain, Ukraine, United Arab Emirates, and Switzerland. We believe that our properties are sufficient to meet our current and projected needs.

Item 3.	LEGAL PROCEEDINGS

The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged.

Litigation Commenced Against the Company:

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs seek to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the recapitalization transaction. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

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

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The Company has also been notified of a request for interviews of one current executive officer and one former chief executive officer of the Company. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA USAO, and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice, or the US DOJ. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. MoneyGram continues to engage in discussions and cooperate with such government representatives regarding the ongoing investigation. During the course of these discussions, the Company was advised that consideration is being given to a range of possible outcomes, including the seeking of criminal penalties against the Company. However, no conclusions can be drawn at this time as to the outcome of the investigation, and we are unable to predict the probable loss, or range of loss, if any, associated with this matter.

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

Other Matters — The Company is involved in various government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “MGI”. No dividends on our common stock were declared by our Board of Directors in 2011 or 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mezzanine Equity and Stockholders’ Deficit” and Note 12 — Stockholders’ Deficit of the Notes to Consolidated Financial Statements. As of February 28, 2012, there were 10,482 stockholders of record of our common stock. On November 14, 2011, we effected a one-for-eight reverse stock split of our issued and outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

The high and low sales prices for our common stock for the periods presented were as follows:

	2011		2010
Fiscal Quarter	High	Low	High	Low

First	$27.44	$19.44	$31.28	$20.24
Second	$33.12	$25.12	$32.08	$18.72
Third	$29.28	$16.72	$23.20	$15.92
Fourth	$23.04	$15.90	$23.52	$18.00

The Board of Directors has authorized the repurchase of a total of 12,000,000 shares, as announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2011, we have repurchased 6,795,017 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,204,983 shares. The Company repurchased 17 shares in the fourth quarter of 2011. The following table summarizes the share repurchases during the three months ended December 31, 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1 – October 31
November 1 – November 30
December 1 – December 31	17	16.28	17	5,204,983
Total	17	—	17	5,204,983

The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $25.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2011 and 2010.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from December 31, 2006 to December 31, 2011 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The peer group index of payment services companies, referred to as the Peer Group Index, consists of: Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., MasterCard, Inc., Online Resources Corporation, Total System Services, Inc., Visa, Inc. and The Western Union Company. The graph assumes the investment of $100 in each of our common stock, our Peer Group Index and the S&P 500 Index on December 31, 2006, and the reinvestment of all dividends as and when distributed.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG MONEYGRAM INTERNATIONAL, INC.,

S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
MONEYGRAM INTERNATIONAL, INC.	100.00	49.47	3.28	9.27	8.72	7.14
S&P 500 INDEX	100.00	105.49	66.46	84.05	96.71	98.75
PEER GROUP INDEX	100.00	124.59	78.48	124.26	113.57	153.63

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

YEAR ENDED DECEMBER 31,	2011	2010	2009	2008	2007

(Dollars and shares in thousands, except per share data)
Operating Results
Revenue
Global Funds Transfer segment	$1,152,716	$1,053,281	$1,025,449	$1,015,929	$861,403
Financial Paper Products segment	93,332	109,515	122,783	238,193	470,127
Other	1,721	3,857	13,479	16,459	18,463

Total revenue	1,247,769	1,166,653	1,161,711	1,270,581	1,349,993
Total operating expenses	1,105,252	1,008,255	1,086,313	1,151,760	1,139,749

Operating income	142,517	158,398	75,398	118,821	210,244
Total other expense, net (1)	102,747	100,018	97,720	456,012	1,203,512

Income (loss) from continuing operations before income taxes (2)	39,770	58,380	(22,322)	(337,191)	(993,268)

Income tax expense (benefit)	(19,636)	14,579	(20,416)	(75,806)	78,481

Income (loss) from continuing operations	$59,406	$43,801	$(1,906)	$(261,385)	$(1,071,749)

(Loss) earnings per common share:
Basic	$(9.03)	$(8.77)	$(11.87)	$(33.54)	$(103.55)
Diluted	$(9.03)	$(8.77)	$(11.87)	$(33.54)	$(103.55)
Weighted-average shares outstanding:
Basic	48,576	10,398	10,312	10,307	10,352
Diluted	48,576	10,398	10,312	10,307	10,352
Financial Position
Excess (shortfall) of assets over payment service obligations (3)	$211,659	$230,229	$313,335	$391,031	$(551,812)
Substantially restricted assets (3)	4,417,034	4,414,965	5,156,789	5,829,030	7,210,658
Total assets	5,175,578	5,115,736	5,929,663	6,642,296	7,935,011
Payment service obligations	4,205,375	4,184,736	4,843,454	5,437,999	7,762,470
Long-term debt	810,888	639,946	796,791	978,881	345,000
Mezzanine equity (4)	—	999,353	864,328	742,212	—
Stockholders' (deficit) equity (4)	(110,198)	(942,482)	(883,013)	(781,736)	(488,517)
Other Selected Data
Capital expenditures	$50,136	$43,025	$38,258	$40,357	$71,142
Depreciation and amortization	$46,051	$48,074	$57,091	$56,672	$51,979
Cash dividends declared per share	$—	$—	$—	$—	$0.20
Average investable balances (5)	$3,255,405	$3,684,317	$4,246,507	$4,866,339	$6,346,442
Net investment margin (6)	0.51%	0.56%	0.75%	1.23%	2.28%
Approximate number of countries and territories served	190	190	190	190	180
Number of money order locations (7)	45,000	46,000	49,000	59,000	59,000
Number of money transfer locations (7)	267,000	227,000	190,000	176,000	143,000

(1)

Total other expense, net for 2011 includes net securities gains of $32.8 million from the receipt of settlements equal to all outstanding principal from two securities classified in ‘other asset-backed securities’ previously written down to a nominal fair value and debt extinguishment costs of $37.5 million relating to the termination of the 2008 senior facility in connection with the 2011 Recapitalization and the partial redemption of the Second Lien Notes. Total other expense, net for 2008 includes net securities losses of $340.7 million from the realignment of the investment portfolio in the first quarter of 2008, other-than-temporary impairments and declines in the value of our trading investments. Total other expense, net for 2007 includes net losses of $1.2 billion related to other-than-temporary impairments in the Company’s investment portfolio.

(2)

Income from continuing operations before income taxes for 2011 includes $4.8 million of legal accruals related primarily to shareholder litigation, $3.4 million of asset impairments and $23.5 million of expense related to our global transformation initiative. Income from continuing operations before income taxes for

2010 includes a $16.4 million gain related to the reversal of a patent lawsuit; $1.8 million of legal accruals related primarily to shareholder litigation; $1.8 million of asset impairments and $5.9 million of expense related to our global transformation initiative. Loss from continuing operations before income taxes for 2009 includes $54.8 million of legal reserves relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the FTC; $18.3 million of goodwill and asset impairments and a $14.3 million net curtailment gain on our benefit plans. Loss from continuing operations before income taxes for 2008 includes a $29.7 million net loss on the termination of swaps, a $26.5 million gain from put options on our trading investments, a $16.0 million valuation loss from changes in the fair value of embedded derivatives on our Series B Stock and a goodwill impairment of $8.8 million related to a discontinued business. Loss from continuing operations before income taxes for 2007 includes a goodwill impairment of $6.4 million related to a discontinued business.

(3)

Assets in excess of payment service obligations are substantially restricted assets less payment service obligations as calculated in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Substantially restricted assets are composed of cash and cash equivalents, receivables and investments.

(4)

Mezzanine Equity related to our Series B Stock. Following the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit and no shares of Series B Stock remained issued at December 31, 2011. See Note 11 — Mezzanine Equity of the Notes to Consolidated Financial Statements for the terms of the Series B Stock.

(5)	Investable balances are composed of cash and cash equivalents and all classes of investments.

(6)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(7)	Includes 29,000, 27,000, 28,000, 30,000 and 18,000 locations in 2011, 2010, 2009, 2008 and 2007, respectively, which offer both money order and money transfer services.

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

Basis of Presentation

The financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and our subsidiaries. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further information regarding consolidation. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, also referred to as GAAP.

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

RESULTS OF OPERATIONS

				2011	2010	2011	2010
				vs.	vs.	vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009	2010	2009

(Amounts in thousands)				($)	($)	(%)	(%)
Revenue
Fee and other revenue	$1,230,858	$1,145,312	$1,128,492	$85,546	$16,820	7%	1%
Investment revenue	16,911	21,341	33,219	(4,430)	(11,878)	(21)%	(36)%

Total revenue	1,247,769	1,166,653	1,161,711	81,116	4,942	7%	0%

Expenses
Fee and other commissions expense	547,573	500,759	497,105	46,814	3,654	9%	1%
Investment commissions expense	431	737	1,362	(306)	(625)	(42)%	(46)%

Total commissions expense	548,004	501,496	498,467	46,508	3,029	9%	1%
Compensation and benefits	235,696	226,422	199,053	9,274	27,369	4%	14%
Transaction and operations support	227,762	185,782	284,277	41,980	(98,495)	23%	(35)%
Occupancy, equipment and supplies	47,739	46,481	47,425	1,258	(944)	3%	(2)%
Depreciation and amortization	46,051	48,074	57,091	(2,023)	(9,017)	(4)%	(16)%

Total operating expenses	1,105,252	1,008,255	1,086,313	96,997	(78,058)	10%	(7)%

Operating income	142,517	158,398	75,398	(15,881)	83,000	(10)%	110%

Other expense
Net securities gains	(32,816)	(2,115)	(7,790)	(30,701)	5,675	NM	NM
Interest expense	86,165	102,133	107,911	(15,968)	(5,778)	(16)%	(5)%
Debt extinguishment costs	37,522	—	—	37,522	—	NM	NM
Other	11,876	—	(2,401)	11,876	2,401	NM	NM

Total other expenses, net	102,747	100,018	97,720	2,729	2,298	3%	2%

Income (loss) before income taxes	39,770	58,380	(22,322)	(18,610)	80,702	NM	NM

Income tax (benefit) expense	(19,636)	14,579	(20,416)	(34,215)	34,995	NM	NM

Net income (loss)	$59,406	$43,801	$(1,906)	$15,605	$45,707	NM	NM

NM = Not meaningful

Following is a summary of our operating results in 2011:

•

Total fee and other revenue increased in 2011 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment and the impact of certain businesses and products that were discontinued in 2010. Volume growth of 14 percent and the higher euro exchange rate drove the increase in money transfer fee and other revenue, partially offset by lower average money transfer fees per transaction, corridor mix and the $50 price band. See further discussion under Fee and Other Revenue and Commissions Expense.

•	Investment revenue decreased in 2011 due to a decline in average investment balances and lower yields earned on our investment portfolio.

•

Total commissions expense increased in 2011 due to money transfer volume growth, the higher euro exchange rate and signing bonus amortization, partially offset by lower volumes from bill payment products.

•

Total operating expenses increased in 2011 due to higher commissions expense, $15.2 million of incremental restructuring and reorganization costs, investments in marketing and higher legal and compensation costs. Legal costs in 2010 benefited from a $16.4 million reversal of a patent litigation settlement.

•	During 2011, the Company recognized $32.8 million of settlements equal to all outstanding principal from two securities. These securities had previously been written down to a nominal fair value.

•

Interest expense decreased 16 percent to $86.2 million in 2011 from $102.1 million in 2010, reflecting lower interest rates from refinancing activity, partially offset by higher outstanding debt balances.

•

We had an income tax benefit of $19.6 million on pre-tax income of $39.8 million in 2011, primarily reflecting the release of $34.0 million of valuation allowances on U.S. deferred tax assets related to historical net securities losses and a $9.7 million benefit from the disposition of a business.

•	The increase in the euro exchange rate increased total revenue by $16.5 million and total expenses by $12.7 million, for a net increase to our income before income taxes of $3.8 million.

Following is a summary of significant actions taken by the Company and economic conditions during the year that impacted our operating results, liquidity and capital structure in 2011:

Capital Transactions — Following shareholder approval on May 18, 2011, the Company completed the 2011 Recapitalization with THL and Goldman Sachs. As a result of the recapitalization, (i) THL converted all of its shares of the B Stock into 35.8 million shares of common stock and (ii) Goldman Sachs converted all of its shares of the B-1 Stock into 157,686 shares of D Stock, and (iii) THL received 3.5 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. During the year ended December 31, 2011, the Company recognized expense of $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of Income.

On November 14, 2011, the Company effected a reverse stock split of the Company’s common stock at a ratio of 1-for-8 and decreased the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

In November and December 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the secondary offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock. The Company did not receive proceeds from the offering and incurred transaction costs totaling $1.0 million for the year ended December 31, 2011, which are recorded in the “Other” line in the Consolidated Statement of Income.

Debt Refinancings — On May 18, 2011, the Company entered into a credit agreement in connection with the New Credit Facility, referred to herein as the 2011 Credit Agreement, consisting of a $150.0 million, five-year revolving credit facility and a $390.0 million, six-and-one-half-year term loan. On November 21, 2011, the Company entered into an amendment to the 2011 Credit Agreement and obtained in incremental term loan in an aggregate principal amount of $150 million. The net proceeds from the term loan under the 2011 Credit Agreement were used to consummate the 2011 Recapitalization and to refinance the Company’s existing 2008 senior facility. In connection with this refinancing, the Company incurred a $5.2 million debt extinguishment loss from the pro-rata write-off of unamortized deferred financing costs.

In connection with the secondary offering, the Company exercised an option to redeem a portion of its Second Lien Notes in November 2011. The redemption was completed through the issuance of the $150.0 million incremental term loan under the 2011 Credit Agreement, with the remaining balance paid from cash and cash equivalents. In connection with the redemption, the Company incurred a prepayment penalty of $23.2 million and wrote-off $9.1 million of unamortized deferred financing costs, for a total debt extinguishment loss of $32.3 million.

Global Economic Conditions — Throughout 2011, worldwide economic conditions continued to remain weak, as evidenced by high unemployment rates, government assistance to citizens and businesses on a global basis, continued declines in asset values, restricted lending activity and low consumer confidence, among other factors. Historically, the money remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. However, given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2011, particularly in Europe.

The Company experienced transaction growth in Northern Europe, which was somewhat offset by weakness in Spain, Italy and Greece from economic and regulatory factors. New regulations in Italy, which include a tax on non-European Union residents and send limits at non-bank locations, limited our consumers’ ability to send money and slowed growth in the country. The impact of the new legislation was partially offset as a large Italian agent has a higher send limit than non-bank locations.

In addition, bill payment products available in the United States are not as resilient as money transfers given the consumer credit markets and the more discretionary nature of some items paid for by consumers using these products. Accordingly, the volume of bill payment transactions continued to be adversely impacted in 2011, particularly in the auto, housing and credit card sectors. The Company continues to actively pursue strategic initiatives to mitigate the economic impact on bill payment products, including the addition of 1,500 billers to the MoneyGram network and expansion of the products into Canada during 2011. While there have been some indicators of moderation and improvement during the fourth quarter of 2011, particularly in the United States, we continue to have limited visibility into the future and believe growth rates will continue to be hampered in 2012.

Money Transfer Pricing — In the first half of 2010, we introduced a $50 price band that allows consumers to send $50 of principal for a $5 fee at most locations, or a $4.75 fee at a Wal-Mart location. As discussed further in Global Funds Transfer Segment, the $50 price band impacted revenue growth, as 2011 was the first full year of the pricing change.

Global Transformation Initiative — In the second quarter of 2010, we announced the implementation of a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative includes organizational changes, relocation of certain operations and investment in technology, among other items. The Company has incurred $20.7 million and $5.4 million of cash outlays in 2011 and 2010, respectively, and recorded $23.5 million and $5.9 million of expenses during 2011 and 2010, respectively. We anticipate this initiative to generate annual pre-tax cost savings of $25.0 million to $30.0 million when fully implemented in 2012.

FEE AND OTHER REVENUE AND COMMISSIONS EXPENSE

The following discussion provides a summary overview of results. See discussion for the Global Funds Transfer and Financial Paper Products segments for more detailed explanations of our results.

				2011	2010
				vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009

(Amounts in thousands)
Fee and other revenue	$1,230,858	$1,145,312	$1,128,492	7%	1%
Fee and other commissions expense	547,573	500,759	497,105	9%	1%
Fee and other commissions expense as a % of fee and other revenue	44.5%	43.7%	44.1%

Fee and Other Revenue

In 2011, fee and other revenue growth of $85.5 million, or seven percent, was primarily driven by money transfer transaction volume growth, a higher euro exchange rate and higher foreign exchange revenue, partially offset by changes in corridor mix, lower average face value per transaction and the $50 price band in the United States. Bill payment products, money order and official check fee and other revenue decreased due to volume declines.

In 2010, fee and other revenue growth of $16.8 million, or one percent, was primarily driven by money transfer transaction volume growth, changes in corridor mix and higher foreign exchange revenue, partially offset by a lower euro exchange rate and the introduction of the $50 price band in the United States. Official check fee and other revenue increased from repricing initiatives, partially offset by the run-off of financial institution customers. Bill payment products and money order fee and other revenue decreased from volume declines, with bill payment products also being adversely impacted by lower average fees per transaction due to industry mix.

Fee and Other Commissions

In 2011, fee and other commissions expense growth of $46.8 million, or nine percent, was primarily due to money transfer volume growth, a higher euro exchange rate and increased signing bonus amortization, partially offset by lower bill payment and money order volumes. Signing bonus amortization increased due to the signing of new agents. Commissions expense grew at a faster rate than revenue due to pay-out at a higher tier level from volume growth for certain key agents and corridor mix. Commissions expense as a percent of fee and other revenue increased to 44.5 percent in 2011 from 43.7 percent in 2010, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product. Agents in the Global Funds Transfer segment are compensated through commissions we pay to them, whereas our Financial Paper Products agents and financial institution customers primarily earn their revenue through per item fees they charge directly to the consumer.

In 2010, fee and other commissions expense growth of $3.7 million, or one percent, was primarily due to money transfer transaction volume growth, partially offset by a lower euro exchange rate, a decrease in signing bonus amortization, lower average money transfer commission rates, declines in volumes for bill payment, money order and official check, and lower average bill payment fees from changes in industry mix. Signing bonus amortization decreased as certain historical signing bonuses were fully amortized in the prior year. Commissions expense as a percent of fee and other revenue increased to 43.7 percent in 2010 from 44.1 percent in 2009, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product.

Net Investment Revenue Analysis

				2011	2010
				vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009

(Amounts in thousands)
Investment revenue	$16,911	$21,341	$33,219	(21)%	(36)%
Investment commissions expense	(431)	(737)	(1,362)	(42)%	(46)%

Net investment revenue	$16,480	$20,604	$31,857	(20)%	(35)%

Average balances:
Cash equivalents and investments	$3,255,405	$3,684,317	$4,246,507	(12)%	(13)%
Payment service obligations	2,310,993	2,659,171	3,048,100	(13)%	(13)%
Average yields earned and rates paid (1):
Investment yield	0.52%	0.58%	0.78%
Investment commission rate	0.02%	0.03%	0.04%
Net investment margin(2)	0.51%	0.56%	0.75%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(2)

Average yields and rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2011 decreased $4.4 million, or 21 percent, compared to 2010. Lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods drove $2.5 million of the decrease, while lower yields earned on our investment portfolio drove a decrease of $1.9 million.

Investment revenue in 2010 decreased $11.9 million, or 36 percent, compared to 2009. Lower yields earned on our investment portfolio drove $7.5 million of the decrease, while lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods drove $4.4 million of the decrease.

Investment commissions expense in 2011 decreased $0.3 million, or 42 percent, compared to 2010 primarily from lower interest rates. Due to the sustained low federal funds rate, most of our financial institution customers continue to be in a “negative” commission position as of December 31, 2011, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.

Investment commissions expense in 2010 decreased $0.6 million, or 46 percent, compared to 2009 from lower rates resulting from the second phase of the repricing initiative that was implemented in the second quarter of 2009 and lower average investment balances.

OPERATING EXPENSES

The following discussion relates to operating expenses, excluding commissions expense.

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. Following is a summary of the change in compensation and benefits:

YEAR ENDED DECEMBER 31,	2011	2010

(Amounts in thousands)
Compensation and benefits expense for the prior year	$226,422	$199,053
Change from:
Incentive compensation	8,084	1,636
Salaries and related payroll taxes	6,458	3,561
Restructuring and reorganization	3,603	2,970
Impact of change in Euro currency	2,542	(2,826)
Employee stock-based compensation	(9,994)	11,470
Other employee benefits	(1,419)	10,558

Compensation and benefits expense for the years ended December 31,	$235,696	$226,422

In 2011, incentive compensation increased primarily from stronger performance against current year objectives. Salaries and related payroll taxes increased from ordinary salary increases and our changing employee base mix as we invest in our sales, market development and compliance functions, partially offset by lower headcount from our restructuring and outsourcing initiatives. Restructuring and reorganization costs increased primarily due to employee severance costs associated with the centralization and relocation of certain functions. Employee stock-based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants. Other employee benefits decreased due to medical claim reimbursements in 2011 and non-restructuring severance costs in 2010. We incurred higher expense associated with our legacy defined benefit plans from the impact of lower interest rates on our obligations under those plans, net of a reduction in the number of eligible participants and reduced benefits in the legacy post-retirement medical plan.

In 2010, incentive compensation increased from higher participation levels that increased the compensation base as compared to the prior year, partially offset by lower sales incentives accruals. Salaries and related payroll taxes increased from ordinary salary increases. Restructuring and reorganization costs increased primarily due to employee severance costs associated with the centralization and relocation of certain functions. Stock-based compensation increased from grants made in 2010 and the second half of 2009 in connection with executive hires. Other employee benefits in 2009 included a $14.3 million net curtailment gain on benefit plans, partially offset by $3.9 million of executive severance costs.

Transaction and operations support — Transaction and operations support expense primarily includes: marketing; professional fees and other outside services; telecommunications; agent support costs, including forms related to our products; non-compensation employee costs, including training, travel and relocation; bank charges; and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. Following is a summary of the change in transaction and operations support:

YEAR ENDED DECEMBER 31,	2011	2010
(Amounts in thousands)
Transaction and operations support expense for the prior year	$185,782	$284,277
Change from:
Legal reserves	10,990	(72,078)
Restructuring and reorganization	10,690	1,303
Marketing costs	10,434	6,901
Consultant fees and outsourcing	6,647	(641)
Foreign currency transaction losses	3,287	2,474
Goodwill and asset impairments	(1,558)	(16,206)
Other	1,322	(5,223)
Provision for loss	168	(15,025)

Transaction and operations support expense for the years ended December 31,	$227,762	$185,782

In 2011, transaction and operations support expense increased from the following items, inclusive of $0.3 million of incremental expense from the higher euro exchange rate:

•

Legal fees and reserves increased primarily due to a $16.4 million benefit in 2010 from the reversal of a reserve for a patent litigation matter, partially offset by lower settlement reserve additions for securities and other litigation matters. In addition, we incurred overall lower legal fees for regulatory matters, general advisement and licensing matters supporting operational activities.

•

Restructuring and reorganization costs increased primarily due to employee relocation and resourcing costs for the centralization and relocation of certain functions, including preparation for further centralization and operational changes in 2012.

•

Marketing costs increased from our expanded investment in marketing and the timing of marketing campaigns in 2011. During 2011, the Company increased its investment in marketing as a percent of revenue to return to historic levels and support growth in money transfer. In future years, we expect to return to more normalized increases in marketing expense.

•

Consultant fees and outsourcing costs increased primarily due to the outsourcing of certain transactional support and information technology activities, as well as tax advisement and our continued investment in the enhancement of our operational processes and systems that support our infrastructure.

•	Foreign exchange losses increased due to the impact of high volatility in foreign currency exchange rates on our growing assets, liabilities, revenue and expenses not denominated in the U.S. dollar.

•

Other expenses primarily relate to incremental employee costs from headcount additions to support business growth and initiatives and invest in the development of our personnel, as well as increased security costs from process enhancements and business and product growth. Targeted cost savings initiatives related to telecommunications and agent forms partially offset these increases.

•	Included in 2010 expense is $1.5 million impairment from the disposition of a corporate aircraft.

In 2010, transaction and operations support expense decreased from the following items, inclusive of a $3.1 million benefit from a lower euro exchange rate:

•

Legal reserves and fees benefited in 2010 from a $16.4 million reversal of a reserve for a patent litigation matter. In addition, expenses in 2009 included $54.8 million of settlements related to securities litigation, the Federal Trade Commission and an unfavorable patent litigation ruling.

•	Restructuring and reorganization costs relate to the early phases of our global business transformation, primarily for the relocation of certain functions and preparation for 2011 actions.

•	Marketing costs increased to support transaction and agent growth.

•	Foreign exchange losses increased due to the impact of high volatility in foreign currency exchange rates on our growing assets, liabilities, revenue and expenses not denominated in the U.S. dollar.

•

Other expenses decreased from targeted cost savings initiatives, particularly related to telecommunications and agent forms, partially offset by costs related to the implementation of the European Union Payment Services Directive and international licensing requirements.

•	Provision for loss increased primarily due to the closure of an international agent.

•

Goodwill and asset impairments in 2009 related to the disposition of two businesses and a corporate aircraft, discontinuation of certain bill payment product offerings and the Financial Paper Products segment.

Occupancy, equipment and supplies — Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Expenses in 2011 increased $1.3 million, or three percent, compared to 2010 primarily due to $1.0 million of restructuring costs relating to facility consolidation and relocation, partially offset by cost reductions due to our facilities rationalization efforts. As reflected in the amounts discussed above, the increase in the euro exchange rate increased occupancy, equipment and supplies expense by $0.6 million in 2011.

Expenses in 2010 decreased $0.9 million, or two percent, compared to 2009 due to lower delivery, postage and freight costs from controlled spending and the timing of agent roll-outs, partially offset by $1.6 million of facility cease-use and related charges associated with restructuring activities. As reflected in the amounts discussed above, the decrease in the euro exchange rate decreased occupancy, equipment and supplies expense by $0.6 million in 2010.

Depreciation and amortization — Depreciation and amortization expense includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. Depreciation and amortization decreased $2.0 million, or four percent, in 2011 compared to 2010, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, partially offset by an increase in amortization of capitalized software from the 2010 implementation of a new system that increased the flexibility of our back office and improved operating efficiencies. As reflected in the amounts discussed above, the increase in the euro exchange rate increased depreciation and amortization expense by $0.5 million in 2011. In connection with our global transformation initiative, we plan to make further investments in our infrastructure to enhance operating efficiencies and support our continued growth. As a result of these investments, depreciation and amortization expense may increase in the future.

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

OTHER EXPENSE, NET

Net Securities Gains — Following is a summary of the components of net securities gains:

				2011	2010
				vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009
(Amounts in thousands)
Realized gains from available-for-sale investments	$(32,820)	$—	$—	$(32,820)	$—
Realized losses from available-for-sale investments	—	—	2	—	(2)
Other-than-temporary impairments from available-for-sale investments	4	334	4,069	(330)	(3,735)
Valuation gains on trading investments and related put options	—	—	(4,304)	—	4,304
Realized gains from trading investments and related put options	—	(2,449)	(7,557)	2,449	5,108

Net securities gains	$(32,816)	$(2,115)	$(7,790)	$(30,701)	$5,675

Net securities gains of $32.8 million in 2011 reflect the receipt of settlements equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value. In 2010, net securities gains include a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option, partially offset by $0.3 million of other-than-temporary impairments related to other asset-backed securities. Net securities gains of $7.8 million in 2009 reflect a $7.6 million net realized gain from the call of two trading investments, net of the reversal of the related put options. Valuation gains of $4.3 million on the put option related to the remaining trading investment were partially offset by $4.1 million of other-than-temporary impairments related to other asset-backed securities.

Interest expense — Interest expense decreased to $86.2 million in 2011 from $102.1 million in 2010 due to lower interest rates from our refinancing activities, partially offset by higher debt balances. Based on our outstanding debt balances and interest rates in effect at December 31, 2011, our interest expense is estimated at approximately $65.4 million in 2012. This amount will be reduced by any prepayments of debt we may make in 2012. As a result of our debt refinancings in 2011, we anticipate a significant reduction in interest expense in 2012.

Interest expense decreased to $102.1 million in 2010 from $107.9 million in 2009 from lower outstanding debt balances, partially offset by $8.6 million of pro rata write-offs of deferred financing costs and debt discount related to the $165.0 million of debt prepayments in 2011. In 2009, we recorded a $2.7 million pro rata write-off of deferred financing costs and debt discount in connection with the prepayment of $185.0 million of debt in 2009.

Debt Extinguishment Loss — The Company recognized total debt extinguishment losses of $37.5 million in 2011. In connection with the refinancing of our 2008 senior debt facility in May 2011, we recorded $5.2 million of debt extinguishment costs, primarily from the write-off of unamortized deferred financing costs. In connection with the partial redemption of the Second Lien Notes in November 2011, the Company incurred a prepayment penalty of $23.2 million and wrote-off $9.1 million of unamortized deferred financing costs. See Note 9 — Debt in the Notes to Consolidated Financial Statements for further information.

Other — Other expenses as summarized below include items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

(Amounts in thousands)	2011	2010	2009
Capital transaction costs	$6,446	$—	$—
Disposal loss from asset dispositions	972	—	—
Impairment loss from asset dispositions	4,458	—	—
Gain on forward foreign currency contracts	—	—	(2,401)

Total other	$11,876	$—	$(2,401)

Capital transactions costs relate to the 2011 Recapitalization and the secondary offering. Losses from asset dispositions relate to land sold as part of our global business transformation and a former bill payment service. Impairment losses relate to land sold and held for sale and intangible assets acquired in the second quarter of 2011. In 2009, the Company recognized a gain upon maturity of derivative contracts hedging forecasted revenues denominated in Euro.

Income taxes — In 2011, the Company recognized a tax benefit of $19.6 million, reflecting benefits of $34.0 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets and $9.7 million on the sale of assets. Partially offsetting the benefit is tax expense for non-deductible restructuring expenses and a valuation allowance on a portion of deferred tax assets as a result of losses in certain jurisdictions outside of the United States. The effective tax rate for 2011 reflects the expected utilization of net tax loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position and expectations that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. Based on current facts and circumstances, the Company does not anticipate any valuation allowance adjustments that will materially affect the effective rate in 2012.

In 2010, the Company had tax expense of $14.6 million, including the release of $11.9 million of valuation allowances on deferred tax assets in the U.S. jurisdiction. The decrease in the tax reserve in 2010 was driven by the favorable settlement or closing of years subject to state audit. Reversals and payments of 2009 legal reserves reduced the tax base on which loss carryovers can be utilized and the corresponding release of valuation allowances.

In 2009, the Company recognized a tax benefit of $20.4 million, primarily reflecting the release of $17.6 million of valuation allowances on deferred tax assets. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, resulted in taxable income, which allowed us to release some valuation allowances on our tax loss carryovers. These book to tax differences include impairments on securities and other assets and accruals related to separated employees, litigation and unrealized foreign exchange losses.

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report, or RAR, challenging the Company’s tax position relating to net securities losses and disallowing the related deductions. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company had conferences with the IRS Appeals Office in 2010 and through October 2011, but was unable to reach agreement with the IRS Appeals Division. The Company is also currently under examination for its 2008 and 2009 tax returns, which had similar deductions. As a result, the Company expects to receive Notices of Deficiency within the next 12 months disallowing approximately $908.5 million of cumulative deductions taken for net securities losses in its 2007, 2008 and 2009 tax returns. As of December 31, 2011, the Company has recognized a cumulative benefit of approximately $136.1 million relating to these deductions. If the Notices of Deficiency contain adjustments with which the Company does not agree, the Company anticipates that it will file a petition in the United States Tax Court contesting such adjustments. While we believe our position will be sustained, if the Company’s petition is denied in its entirety, the expense the Company would recognize as of December 31, 2011 is $144.0 million, including any interest. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

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

Although we believe that EBITDA and Adjusted EBITDA enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
Income (loss) before income taxes	$39,770	$58,380	$(22,322)
Interest expense	86,165	102,133	107,911
Depreciation and amortization	46,051	48,074	57,091
Amortization of agent signing bonuses	32,618	29,247	35,280

EBITDA	204,604	237,834	177,960
Significant items impacting EBITDA:
Net securities gains	(32,816)	(2,115)	(7,790)
Severance and related costs	(31)	(346)	4,353
Restructuring and reorganization costs	23,470	5,853	—
Capital transaction costs	6,446	—	—
Asset impairment charges	3,372	1,829	18,329
Debt extinguishment	37,522
Stock-based compensation expense	16,281	26,011	14,152
Net curtailment gain on benefit plans	—	—	(14,339)
Legal accruals	4,817	(14,572)	54,750

Adjusted EBITDA	$263,665	$254,494	$247,415

For 2011, EBITDA decreased $33.2 million, or 14 percent, to $204.6 million from $237.8 million in 2010. Adjusted EBITDA for 2011 increased $9.2 million, or four percent, from $254.5 million in 2010 to $263.7 million in 2011, primarily due to money transfer growth, partially offset by increases in marketing spend, compensation, fee commissions expenses and lower net investment revenue.

For 2010, EBITDA increased $59.9 million, or 34 percent, to $237.8 million from $178.0 million in 2009, reflecting lower legal accruals and asset impairment charges and the benefits of cost savings initiatives, partially offset by higher stock-based compensation and a net curtailment gain recorded in 2009. Adjusted EBITDA for 2010 increased $7.1 million, or three percent, to $254.5 million from $247.4 million in 2009, primarily due to money transfer growth and cost savings initiatives.

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

Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. Investment revenue is allocated to each segment based on the average investment balances generated by that segment’s sale of payment instruments during the period. Net securities (gains) losses are not allocated as the segments do not have control over portfolio investment decisions. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment. Any interest rate swaps related to our credit agreements are not allocated to the segments.

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to our credit agreements, items related to our preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments.

Unallocated expenses in 2011 include $9.5 million of corporate costs and $0.4 million of costs associated with our global transformation initiative. In 2010, unallocated expenses include $7.4 million of corporate costs, $5.9 million of costs associated with our global transformation initiative and $1.8 million of asset impairments.

Following is a reconciliation of segment operating income to the consolidated operating results:

YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands) Operating income:
Global Funds Transfer	$124,793	$139,314	$82,647
Financial Paper Products	29,168	36,508	27,372
Other	(1,556)	(2,367)	(4,316)

Total segment operating income	152,405	173,455	105,703
Other unallocated expenses	9,888	15,057	30,305

Total operating income	142,517	158,398	75,398
Net securities gains	(32,816)	(2,115)	(7,790)
Interest expense	86,165	102,133	107,911
Debt extinguishment costs	37,522	—	—
Other	11,876	—	(2,401)

Income (loss) before income taxes	$39,770	$58,380	$(22,322)

GLOBAL FUNDS TRANSFER SEGMENT

				2011	2010
				vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009
(Amounts in thousands)
Money transfer revenue:
Fee and other revenue	$1,039,525	$926,489	$890,675	12%	4%
Investment revenue	562	244	163	130%	50%

Total money transfer revenue	1,040,087	926,733	890,838	12%	4%
Bill payment revenue:
Fee and other revenue	112,625	126,467	134,535	(11)%	(6)%
Investment revenue	4	81	76	(95)%	7%

Total bill payment revenue	112,629	126,548	134,611	(11)%	(6)%
Total Global Funds Transfer revenue:
Fee and other revenue	1,152,150	1,052,956	1,025,210	9%	3%
Investment revenue	566	325	239	74%	36%

Total Global Funds Transfer revenue	1,152,716	1,053,281	1,025,449	9%	3%

Commissions expense	$545,688	$496,645	$488,116	10%	2%
Operating income	$124,793	$139,314	$82,647	(10)%	69%
Operating margin	10.8%	13.2%	8.1%

Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For 2011 and 2010, Global Funds Transfer total revenue increased $99.4 million and $27.8 million, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue.

Money Transfer Fee and Other Revenue

YEAR ENDED DECEMBER 31,	2011	2010
(Amounts in thousands)
Money Transfer fee and other revenue for the prior year	$926,489	$890,675
Change from:
Volume	126,673	77,441
Euro exchange rate	16,456	(18,088)
Corridor mix and average face value per transaction	(19,889)	2,471
Introduction of $50 price band	(9,286)	(24,628)
Other	(918)	(1,382)

Money Transfer fee and other revenue for the year ended December 31,	$1,039,525	$926,489

In 2011, money transfer fee and other revenue increased 12 percent, driven by transaction volume growth of 14 percent and a higher euro exchange rate, partially offset by unfavorable changes in corridor mix, lower average face value per transaction and lower average money transfer fees from the $50 price band in the United States.

In 2010, money transfer fee and other revenue increased four percent due to transaction volume growth of nine percent, favorable changes in corridor mix and higher average face value per transaction, partially offset by lower average money transfer fees from the introduction of the $50 price band in the United States and the lower Euro exchange rate. In addition, money transfer fee and other revenue in 2009 included $1.3 million of early termination fees.

Money Transfer Transactions and Agent Locations

	2011	2010
	vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009
Total transactions	14%	9%
Transactions originating outside of the United States	15%	15%
Transactions originating in the United States	13%	6%
Transactions originating in the United States excluding those sent to Mexico	13%	8%

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transactions originating in the United States, excluding transactions sent to Mexico, increased due primarily to an increase in intra-United States remittances. Transactions sent to Mexico grew by 12 percent. Mexico represented approximately nine percent of our total transactions in 2011 and 2010.

Our money transfer agent base expanded 18 percent, 20 percent and eight percent in 2011, 2010 and 2009, respectively, primarily due to expansion in Africa, Asia Pacific, Indian subcontinent, Eastern Europe, Latin America and Western Europe.

Bill Payment Fee and Other Revenue

Bill payment fee and other revenue decreased 11 percent in 2011, with lower volumes contributing an $11.3 million decline and lower average fees from changes in industry mix contributing a $2.5 million decline. In 2010, bill payment fee and other revenue decreased six percent, with lower average fees from changes in industry mix contributing a $5.3 million decline and lower volumes contributing a $2.8 million decline. The impact of changes in industry mix reflect our continued growth in new emerging verticals that generate lower revenue per transaction than our traditional verticals. Due to economic conditions in the United States, volumes in our traditional verticals, such as auto and mortgage, continue to be negatively impacted. Bill payment transaction volume decreased seven percent and one percent in 2011 and 2010, respectively.

Global Funds Transfer Commissions Expense

YEAR ENDED DECEMBER 31,	2011	2010
(Amounts in thousands)
Global Funds Transfer commissions expense for the prior year	$496,645	$488,116
Change from:
Money Transfer volume growth	43,046	23,662
Euro exchange rate	7,941	(7,406)
Money transfer commission rates	452	(1,240)
Signing bonuses	3,644	(3,874)
Bill payment volumes	(6,238)	(2,946)
Bill payment commission rates	164	368
Other	34	(35)

Global Funds Transfer commissions expense for the year ended December 31	$545,688	$496,645

Commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. In 2011, signing bonus expense increased due to new agent signings. In 2010, signing bonus expense decreased as certain historical signing bonuses were fully amortized or written off in the prior year.

Operating Margin

The Global Funds Transfer segment operating margin decreased to 10.8 percent in 2011 from 13.2 percent in 2010. The lower margin in 2011 primarily reflects changes in corridor mix and average face value per money transfer transaction, higher signing bonus expense and higher marketing and compensation expense, partially offset by money transfer revenue growth net of related commissions expense. Included in the 2010 operating margin is a $16.4 million benefit from a legal accrual reversal in 2010 related to a Global Funds Transfer patent, which added a 155 basis point benefit to the 2010 operating margin.

The operating margin for the Global Funds Transfer segment increased to 13.2 percent in 2010 from 8.1 percent in 2009. Included in the 2010 operating margin is a $16.4 million benefit from a legal accrual reversal in 2010, which added a 155 basis point benefit to the 2010 operating margin. In 2009, the operating margin included $34.5 million of legal reserves related to a patent lawsuit and a settlement agreement with the Federal Trade Commission, an incremental $15.0 million provision for loss in 2009 from the closure of an international agent and a $3.2 million goodwill impairment charge related to a discontinued bill payment product. After considering these items, the 2010 operating margin benefited from money transfer volume growth and lower signing bonus amortization, partially offset by lower bill payment revenue.

FINANCIAL PAPER PRODUCTS SEGMENT

				2011	2010
				vs.	vs.
YEAR ENDED DECEMBER 31,	2011	2010	2009	2010	2009
(Amounts in thousands)
Money order revenue:
Fee and other revenue	$57,350	$64,342	$69,296	(11)%	(7)%
Investment revenue	3,100	3,951	5,584	(22)%	(29)%

Total money order revenue	60,450	68,293	74,880	(11)%	(9)%
Official check revenue:
Fee and other revenue	21,069	25,696	23,690	(18)%	8%
Investment revenue	11,813	15,526	24,213	(24)%	(36)%

Total official check revenue	32,882	41,222	47,903	(20)%	(14)%
Total Financial Paper Products revenue:
Fee and other revenue	78,419	90,038	92,986	(13)%	(3)%
Investment revenue	14,913	19,477	29,797	(23)%	(35)%

Total Financial Paper Products revenue	93,332	109,515	122,783	(15)%	(11)%

Commissions expense	$2,396	$3,931	$8,295	(39)%	(53)%
Operating income	$29,168	$36,508	$27,372	(20)%	33%
Operating margin	31.3%	33.3%	22.3%

Total revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents and investment revenue. Financial Paper Products revenue decreased $16.2 million and $13.3 million in 2011 and 2010, respectively.

Financial Paper Products Revenue

YEAR ENDED DECEMBER 31,	2011	2010
(Amounts in thousands)
Financial Paper Products revenue for the prior year	$109,515	$122,783
Change in:
Investment Revenue
Lower yields	(1,946)	(7,480)
Average investable balances	(2,484)	(4,398)
Other investment revenue	(134)	1,557
Money order fee and other revenue	(6,992)	(4,954)
Official check fee and other revenue	(4,627)	2,007

Financial Paper Products revenue for the year ended December 31	$93,332	$109,515

Money order fee and other revenue decreased in 2011 due to a seven percent decline in volumes attributed to the attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. Official check fee and other revenue decreased from 2010 due to the run-off of official check financial institution customers. See Net Investment Revenue Analysis for discussion related to changes in investment revenue.

In 2010, money order fee and other revenue decreased due to a 15 percent decline in volumes attributed to the anticipated attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. Official check fee and other revenue increased from 2009 due to our official check repricing initiatives, partially offset by the run-off of official check financial institution customers. See Net Investment Revenue Analysis for discussion related to changes in investment revenue.

Financial Paper Products Commissions Expense

	2011	2010
	vs.	vs.
YEAR ENDED DECEMBER 31,	2010	2009
(Amounts in thousands)
Financial Paper Products commissions expense for the prior year	$3,931	$8,295
Change in:
Money order agent rebates from repricing initiatives	(957)	(1,267)
Signing bonus amortization	(272)	(2,472)
Investable balances	(97)	(174)
Investment rate	(209)	(451)

Financial Paper Products commissions expense for the year ended December 31	$2,396	$3,931

Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased 39 percent and 53 percent in 2011 and 2010, respectively, due primarily to lower money order agent rebates from our repricing initiatives and lower signing bonus amortization, as well as lower investment balances resulting from the run-off of official check financial institution customers. See Net Investment Revenue Analysis for further discussion of investment commissions expense.

Operating Margin

The operating margin for the Financial Paper Products segment decreased to 31.3 percent in 2011 from 33.3 percent in 2010 due to volume and investment revenue declines. The operating margin for the Financial Paper Products segment increased to 33.3 percent in 2010 from 22.3 percent in 2009, reflecting $6.1 million of goodwill and asset impairment charges in 2009 related to our money order business and lower commissions, partially offset by lower investment revenue in 2010.

TRENDS EXPECTED TO IMPACT 2012

The discussion of trends expected to impact our business in 2012 is based on information presently available and contains certain assumptions regarding future economic conditions. Differences in actual economic conditions during 2012 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.

Throughout 2011, global economic conditions remained weak. We cannot predict the duration or extent of the severity of these economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances. Given the global economic uncertainty, we have less visibility to the future and believe growth rates could continue to be impacted by slow economic conditions. In addition, bill payment products available in the United States have not been as resilient as money transfers.

While there is uncertainty around the global economy and the remittance industry, the World Bank, a key source of industry analysis for developing countries, is projecting seven percent remittance growth in 2012. Our growth has historically exceeded the World Bank projections. Our expansion in key global growth markets and strong partnership focus with our agents will continue to fuel this growth. Additionally, agent expansion and increasing productivity in our existing agent locations through marketing support, customer acquisition and new product innovation will drive growth. We believe all of these efforts will not only help to mitigate the effects of the current global economic conditions, but position us for enhanced market share and growth when the economy begins to recover.

For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue in 2012. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. As a result, we anticipate that the Financial Paper Products segment will continue to experience financial institution and agent attrition in 2012.

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

Assets in Excess of Payment Service Obligations

(Amounts in thousands)	2011	2010
Cash and cash equivalents (substantially restricted)	$2,572,174	$2,865,941
Receivables, net (substantially restricted)	1,220,065	982,319
Short-term investments (substantially restricted)	522,024	405,769
Available-for-sale investments (substantially restricted)	102,771	160,936

	4,417,034	4,414,965
Payment service obligations	(4,205,375)	(4,184,736)

Assets in excess of payment service obligations	$211,659	$230,229

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

To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end consumers and agents. We use the incoming funds from sales of new payment instruments to settle our payment service obligations for previously sold payment instruments. This pattern of cash flows allows us to settle our payment service obligations through on-going cash generation rather than liquidating investments or utilizing our revolving credit facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.

We also seek to maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service assets and obligations, as well as to provide working capital for the operational and growth requirements of our business. While the assets in excess of payment service obligations would be available to us for our general operating needs and investment in the Company, we consider our assets in excess of payment service obligations as assurance that regulatory and contractual requirements are maintained. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under the 2011 Credit Agreement, will be sufficient to meet our anticipated funding requirements.

Cash and Cash Equivalents and Short-term Investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service, or Moody’s, and AA- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AA+ by S&P. As of December 31, 2011, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 97 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.

Clearing and Cash Management Banks — We collect and disburse money through a network of clearing and cash management banks. The relationships with these banks are a critical component of our ability to maintain our global cash management requirements on a timely basis. We have agreements with nine clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have seven official check clearing banks, of which four banks are currently operating under post-termination arrangements of their contracts. The remaining three active banks provide sufficient capacity for our official check business. We rely on two banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. One clearing bank contract has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to total outstanding payment service obligations, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to special purpose entities, or SPEs, include the maintenance of specified ratios of greater than 100 percent of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution.

We also maintain relationships with a variety of domestic and international cash management banks for ACH and wire transfer services used in the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base, and some of these large international banks have opted not to bank money service businesses. As a result, we also utilize regional or country-based banking partners in addition to large cash management banks.

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

Consistent with 2010, the combined SPEs held 2 percent of our $3.2 billion portfolio as of December 31, 2011. As the SPEs relate to financial institution customers we terminated in connection with the restructuring of our official check business, we expect the SPEs to decline as a percentage of our portfolio.

Credit Facilities — Our credit facilities consist of the 2011 Credit Agreement and Second Lien Notes. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from January 1, 2009 to December 31, 2011:

	2008 Senior Facility			2011 Credit Agreement
(Amounts in thousands)	Tranche A	Tranche B	Revolving facility	Term loan	Incremental term loan	Second Lien Notes	Total Debt
Balance at January 1, 2009	$100,000	$248,125	$145,000	$—	$—	$500,000	$993,125
2009 payments	—	(41,875)	(145,000)	—	—	—	(186,875)
2010 payments	—	(165,000)	—	—	—	—	(165,000)
2011 new debt issued	—	—	—	390,000	150,000	—	540,000
2011 payments	(100,000)	(41,250)	—	(50,000)	(375)	(175,000)	(366,625)

Balance at December 31, 2011	$—	$—	$—	$340,000	$149,625	$325,000	$814,625

Outside of payments relating to refinance debt, we have paid down $427.3 million of our outstanding debt since January 1, 2009. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding debt at December 31:

		Original
	Interest Rate	Facility	Outstanding		2012
(Amounts in thousands)	for 2011	Size	2011	2010	Interest (1)
Senior Tranche A Loan, due 2013	5.75%	$—	$—	$100,000	$—
Senior Tranche B, net of discount, due 2013	7.25%	—	—	39,946	—
Senior revolving credit facility, due 2013	5.75%	—	—	—	—

2008 Credit Agreement		—	—	139,946	—
Senior secured credit facility, net of discount, due 2017	4.52%	390,000	339,232	—	15,555
Senior secured incremental term loan, net of discount, due 2017	4.50%	150,000	146,656	—	6,820
Senior revolving credit facility, due 2016	—	150,000	—	—	—

2011 Credit Agreement		690,000	485,888	—	22,375
Second lien notes, due 2018	13.25%	500,000	325,000	500,000	43,063

Total debt		$1,190,000	$810,888	$639,946	$65,438

(1)	Reflects interest expected to be paid in 2012 using the rates in effect on December 31, 2011, assuming no prepayments of principal.

Our revolving credit facility has $137.3 million of borrowing capacity as of December 31, 2011, net of $12.7 million of outstanding letters of credit. The incremental term loan has quarterly principal payments of $0.4 million beginning September 30, 2011, with the remaining outstanding principal due November 2017. At each reset period, we may elect an interest rate for the 2011 Credit Agreement, based on the BOA prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points. If the Eurodollar rate is elected, there is a minimum rate of 1.25 percent. Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Since inception of the 2011 Credit Agreement and through the date of this filing, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate. Our 2011 Credit Agreement has a provision to step down our applicable borrowing margin by ..25 percent if our leverage ratio falls below 3.0.

Our 2011 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in our 2011 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA, adjusted for certain items such as net securities (gains) losses, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to the measure discussed under EBITDA and Adjusted EBITDA. Interest coverage is calculated as adjusted EBITDA to net cash interest expense. Liquidity is measured as assets in excess of payment service obligations adjusted for various exclusions. We are in compliance with all financial covenants as of December 31, 2011 by a substantial margin.

The terms of our 2011 Credit Agreement also place restrictions on certain types of payments we may make, including dividends on our common stock, acquisitions and the funding of foreign subsidiaries, among others. We do not anticipate that these restrictions will limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in 2011, and we do not anticipate declaring any dividends on our common stock during 2012.

Equity Registration Rights Agreement — The Company and the Investors also entered into a Registration Rights Agreement, or the Equity Registration Rights Agreement, on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates, also referred to collectively as the Registrable Securities. Under the terms of the Equity Registration Rights Agreement, we are required to file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities and keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended, or the Securities Act, until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On July 17, 2011, the SEC declared effective a shelf registration statement on Form S-3 that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. In December 2011, the Company completed the secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares of Company common stock at a price of $16.25 per share in an underwritten offering.

Credit Ratings — As of December 31, 2011 our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, reduce our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.

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

The regulatory requirements in the United States are similar to our internal measure of assets in excess of payment service obligations set forth in Assets in Excess of Payment Service Obligations. The regulatory payment service assets measure varies by state. The most restrictive states may exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPEs. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million.

We are also subject to regulatory requirements in various countries outside of the United States, which typically result in needing to either prefund agent settlements or hold minimum required levels of cash within the applicable country. The most material of these requirements is in the United Kingdom, where our licensed entity, MoneyGram International Limited, is required to maintain a cash and cash equivalent balance equal to outstanding payment instruments issued in the European community. This amount will fluctuate based on our level of activity within the European Community, and is likely to increase over time as our business expands in that region. Assets used to meet these regulatory requirements support our payment service obligations, but are not available to satisfy other liquidity needs. As of December 31, 2011, we had approximately $79.5 million of cash deployed outside of the United States to meet regulatory requirements.

We were in compliance with all financial regulatory requirements as of December 31, 2011. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $102.8 million of available-for-sale investments as of December 31, 2011. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $78.5 million of our available-for-sale investments, while other asset-backed securities compose the remaining $24.2 million. In completing our 2008 Recapitalization in 2008, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities and any further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Other Funding Sources and Requirements

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

Contractual Obligations

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt, including interest payments	$1,219,547	$68,513	$136,120	$135,103	$879,811
Operating leases	53,952	12,927	22,446	10,956	7,623
Signing bonuses	11,337	4,700	6,105	532	—
Signage	1,920	1,920	—	—	—
Marketing	8,338	8,338	—	—	—
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,295,385	$96,689	$164,671	$146,591	$887,434

Debt consists of amounts outstanding under our 2011 Credit Agreement and the Second Lien Notes at December 31, 2011, as shown in Schedule of Credit Facilities, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at December 31, 2011 includes $810.9 million of debt, net of unamortized discounts of $3.7 million, and $0.3 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2011, and assuming no prepayments of principal and the continued payment of interest on the Second Lien Notes. Operating leases consist of various leases for buildings and equipment used in our business. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing and signage are purchase order commitments. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $7.9 million to the defined benefit pension plan during 2011. We anticipate a minimum contribution of up to $10.2 million to the pension plan trust in 2012. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2011, we paid benefits totaling $4.6 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.1 million in 2012. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. See Note 10 — Pensions and Other Benefits of the Notes to the Consolidated Financial Statements for further information.

The liability for unrecognized tax benefits was $9.6 million as of December 31, 2011. In addition, the Company expects to receive Notices of Deficiency from the IRS disallowing cumulative deductions taken for 2007, 2008 and 2009. If the Notices of Deficiency contain adjustments with which the Company does not agree, the Company anticipates that it will file a petition in the United States Tax Court contesting such adjustments. While we believe the Company’s position will be sustained, if the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $105.4 million based on benefits taken through December 31, 2011. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. These amounts are excluded from the table above as there is a high degree of uncertainty regarding the amount and timing of future cash outflows.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2011, the minimum commission guarantees had a maximum payment of $7.2 million over a weighted average remaining term of 3.5 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2011, the liability for minimum commission guarantees is $1.7 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Cash Flows from Operating Activities

YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
Net income (loss)	$59,406	$43,801	$(1,906)
Total adjustments to reconcile net income (loss)	61,617	72,398	158,909

Net cash provided by operating activities before changes in payment service assets and obligations	121,023	116,199	157,003

Change in cash and cash equivalents (substantially restricted)	291,767	510,883	700,557
Change in trading investments and related put options, net (substantially restricted)	—	29,400	32,900
Change in receivables, net (substantially restricted)	(245,319)	63,037	186,619
Change in payment service obligations	20,639	(658,782)	(594,545)

Net change in payment service assets and obligations	67,087	(55,462)	325,531

Net cash provided by continuing operating activities	$188,110	$60,737	$482,534

Operating activities generated net cash of $188.1 million, $60.7 million and $482.5 million in 2011, 2010 and 2009, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $121.0 million, $116.2 million and $157.0 million in 2011, 2010 and 2009, respectively. Changes in our payment service assets and obligations generated an additional $67.1 million and $325.5 million of operating cash flows in 2011 and 2009, respectively, and utilized $55.5 million of operating cash flows in 2010, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio. While we consider our overall investment portfolio to be part of our operations, in accordance with GAAP, investments in cash and cash equivalents and trading investments are presented as part of operating activities, while investments in short-term and available-for-sale investment securities are presented as part of investing activities. To understand the cash flow activity of our core business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the net cash flows from investing activities related to our short-term investments and available-for-sale investments.

We received income tax refunds of $3.8 million and $43.5 million during 2010 and 2009, respectively, and made income tax payments of $3.9 million and $2.2 million, respectively. We also reinvested $141.0 million and $32.9 million of proceeds from our available-for-sale investments and trading investments, respectively, into cash and cash equivalents during 2009.

Due to our regulatory capital requirements, we deem our payment service assets in their entirety to be substantially restricted. As a result, we do not separately display in our statement of cash flows an “unrestricted” measure of cash and cash equivalents and the related change in such measure for the period. If we were to separately display such an “unrestricted” measure, it would approximate our assets in excess of payment service obligations measure, and the amount of change for the period would approximate the change in our assets in excess of payment service obligations for the period. Our assets in excess of payment service obligations decreased $18.6 million, $83.1 million and $77.7 million during 2011, 2010 and 2009, respectively, primarily reflecting our continued debt pay-downs.

Cash Flows from Investing Activities

YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
Net investment activity	$(28,729)	$135,216	$(259,001)
Purchases of property and equipment	(44,223)	(40,191)	(37,948)
Cash paid for acquisitions, net of cash acquired	(53)	(330)	(3,210)
Proceeds from disposal of assets and businesses	2,683	7,537	4,500

Net cash (used in) provided by investing activities	$(70,322)	$102,232	$(295,659)

Investing activities used cash of $70.3 million in 2011, primarily for the purchase of $28.7 million of short-term investments, net of investment maturities and settlements and $44.2 million of capital expenditures, partially offset by proceeds of $2.7 million from disposal of assets and a business. Proceeds of $511.6 million from the maturity and settlement of available-for-sale and short-term investments were reinvested into short-term investments.

Investing activities generated cash of $102.2 million in 2010, primarily from excess proceeds of $135.2 million from the maturity and settlement of investments that were reinvested into cash equivalents and proceeds of $7.5 million from the sale of the corporate airplane, partially offset by the purchase of $40.2 million of capital expenditures and a $0.3 million payment, net of cash acquired, for the acquisition of Blue Dolphin.

Investing activities used cash of $295.7 million in 2009, primarily for the purchase of $259.0 million of short-term investments, net of investment maturities, $37.9 million of capital expenditures and $3.2 million for the acquisition of Raphaels Bank, partially offset by proceeds of $4.5 million from the sale of FSMC, Inc.

Cash Flows from Financing Activities

YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
Proceeds from issuance of debt	$536,025	$—	$—
Transaction costs for issuance and amendment of debt	(17,066)	—	—
Payments on debt	(366,625)	(165,000)	(41,875)
Prepayment penalty on debt	(23,188)	—	—
Payments on revolving credit facilities	—	—	(145,000)
Additional consideration issued in connection with the conversion of mezzanine equity	(218,333)	—	—
Transaction costs for the conversion and issuance of stock	(5,444)	—	—
Cash dividend paid on mezzanine equity	(20,477)	—	—
Transaction costs for the secondary offering	(3,396)	—	—
Proceeds from exercise of stock options	716	2,031	—

Net cash used in financing activities	$(117,788)	$(162,969)	$(186,875)

In 2011, financing activities used $117.8 million of cash primarily associated with the debt prepayments and transaction costs related to our 2011 Recapitalization and debt refinancing. In 2010, financing activities used $163.0 million of cash primarily for $165.0 million prepayments on Tranche B of our 2008 senior facility, partially offset by $2.0 million of cash from the exercise of stock options. In 2009, financing activity used cash of $186.9 million for payments totaling $145.0 million to pay our revolving credit facility in full and payments totaling $41.9 million on Tranche B of our 2008 senior facility, consisting of a $40.0 million prepayment and $1.9 million of mandatory quarterly payments.

Mezzanine Equity and Stockholders’ Deficit

Mezzanine Equity — See Note 11 — Mezzanine Equity of the Notes to the Consolidated Financial Statements for information regarding the mezzanine equity.

Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares. As of December 31, 2011, we had repurchased a total of 6,795,017 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,204,983 shares.

Under the terms of our outstanding credit facilities, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2011 and we do not anticipate declaring any dividends on our common stock during 2012.

Off-Balance Sheet Arrangements

None.

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

Following is a discussion of the risks we have deemed most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Credit Risk

Credit risk, or the potential risk that we may not collect amounts owed to us, affects our business primarily through receivables, investments and derivative financial instruments. In addition, the concentration of our cash, cash equivalents and investments at large financial institutions exposes us to credit risk.

Investment Portfolio — Credit risk from our investment portfolio relates to the risk that we may be unable to collect the interest or principal owed to us under the legal terms of the various securities. Our primary exposure to credit risk arises through the concentration of a large amount of our investment portfolio at a few large financial institutions, also referred to as financial institution risk, as well as a concentration in securities issued by, or collateralized by, U.S. government agencies.

At December 31, 2011, the Company’s investment portfolio of $3.2 billion was primarily comprised of cash, U.S. government money market funds, bank deposits and bank time deposits. Based on investment policy restrictions in the Company’s second lien note indenture, investments are limited to U.S. Government Securities and securities of agencies of the U.S. Government, certificates of deposit and time deposits with banks with minimum debt ratings of A3 (Moody’s) and A- (S&P), commercial paper with minimum ratings of A-1 (Moody’s) and P-1 (S&P) and U.S. dollar denominated SEC registered senior notes of corporations with minimum ratings of A3 and A-. No maturity in the portfolio can exceed 24 months from the date of purchase.

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

With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance. However, as our credit union customers were not insured by a Temporary Liquidity Guarantee Program (“TLGP”) - equivalent program, we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take. Corrective actions could include draws upon our 2011 Credit Agreement to provide short-term liquidity until our assets are released, reimbursements of costs or payment of penalties to our agents and higher banking fees to transition banking relationships in a short timeframe.

The concentration in U.S. government agencies includes agencies placed under conservatorship by the U.S. government in 2008 and extended unlimited lines of credit from the U.S. Treasury. The implicit guarantee of the U.S. government and its actions to date support our belief that the U.S. government will honor the obligations of its agencies if the agencies are unable to do so themselves.

The following table shows categories of our investment portfolio held within and outside of the United States, with each section progressing from the Company’s perceived lowest to highest credit risk. All but $24.2 million of the investment portfolio is invested in cash, cash equivalents, short-term investments and investments issued or collateralized by U.S. government agencies. Approximately 97 percent of the portfolio is invested in cash, cash equivalents and short-term investments, with 97 percent of our total investment portfolio invested at financial institutions located within the United States. At December 31, 2011, our investment portfolio was distributed among 53 financial institutions as shown below. To prevent duplication in counts, the number of financial institutions holding our investment portfolio is shown on an incremental basis.

	Number of		Percent of
	Financial		Investment
(Amounts in thousands)	Institutions	Amount	Portfolio
Cash equivalents collateralized by securities issued by U.S. government agencies	6	$555,659	17%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	78,539	2%
Cash, cash equivalents and short-term investments at institutions rated AA	7	1,749,917	55%
Cash, cash equivalents and short-term investments at institutions rated A	6	664,609	21%
Cash, cash equivalents and short-term investments at institutions rated below BBB	8	15,976	1%
Other asset-backed securities	N/A	24,232	1%

Investment portfolio held within the United States	27	3,088,932	97%

Cash held on-hand at owned retail locations	N/A	8,861	—
Cash, cash equivalents and short-term investments held at institutions rated AA	6	27,745	1%
Cash, cash equivalents and short-term investments at institutions rated A	7	41,049	1%
Cash, cash equivalents and short-term investments at institutions rated below A	13	30,382	1%

Investment portfolio held outside the United States	26	108,037	3%

Total investment portfolio	53	$3,196,969	100%

Receivables — We have credit exposure to receivables from our agents through the money transfer and money order settlement process. These receivables originate from independent agents who collect funds from customers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. The annual credit losses from our agents are less than .55 percent, and have been declining for the last three years. As of December 31, 2011, we had a credit exposure to our official check financial institution customers of approximately $350.8 million in the aggregate spread across 1,300 financial institutions, of which one owed us in excess of $15.0 million.

We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. Credit risk among financial institutions has increased in the current macroeconomic environment. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer.

The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our revolving credit facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alteration in remittance timing or patterns. If deemed appropriate, we have the ability to deactivate an agent’s equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders.

Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents. As of December 31, 2011, we had credit exposure to our agents of $352.0 million in the aggregate spread across over 12,000 agents, of which four agents owed us in excess of $15.0 million.

While the extent of credit risk may vary by product, the process for mitigating risk is similar. We assess the creditworthiness of each potential agent before accepting them into our distribution network. This underwriting process includes not only a determination of whether to accept a new agent, but also the remittance schedule and volume of transactions that the agent will be allowed to perform in a given timeframe. We actively monitor the credit risk of our existing agents by conducting periodic financial reviews and cash flow analyses of our agents that average high volumes of transactions and monitoring remittance patterns versus reported sales on a daily basis.

Credit risk management is complimented through functionality within our point of sale system, which can enforce credit limits on a real-time basis and monitor for suspicious and unauthorized transactions. The system also permits us to remotely disable an agent’s terminals and cause a cessation of transactions.

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

Interest Rate Risk

Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the credit risk profile of the investment portfolio and the low level of interest rates, we believe there is a low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2011, the Company held $600.9 million, or 19 percent, of the investment portfolio in fixed rate investments.

At December 31, 2011, the Company’s “Other asset-backed securities” are priced on average at five percent of face value for a total fair value of $24.2 million. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. While the Company does believe its “Other asset-backed securities” are at a risk of further decline, the 2008 Recapitalization completed on March 25, 2008 included funds to cover all losses on these securities, as well as the trading investments. Accordingly, any resulting adverse movement in our stockholders’ equity or assets in excess of payment service obligations from further declines in investments would not result in regulatory or contractual compliance exceptions.

Our operating results are primarily impacted by interest rate risk through our net investment margin, which is investment revenue less commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing cash accounts, deposit accounts, time deposits and certificates of deposit, and U.S. government money market funds. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, which was zero in 2011, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise.

In the second quarter of 2008, we repriced our official check product to an average below the federal funds rate to better match our investment commission rate with our lower yield realigned portfolio. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, in that we do not owe any commissions to our customers.

Our 2011 Credit Agreement is variable rate resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the senior credit facility at each reset period based on the BOA prime bank rate or the Eurodollar rate.

The income statement below incorporates substantially all of our interest rate sensitive assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect changes in all interest rates pertaining to the balance sheet. This analysis assumes that interest rates change suddenly, as in an interest rate “shock,” and remain at the changed level for the next twelve months. Components of our pre-tax income that are interest rate sensitive include “Investment Revenue”, “Investment Commissions Expense”, and “Interest Expense”. In the current interest rate environment where rates are approaching zero, our risk associated with declining rates is not material. A rapidly rising interest rate environment would be beneficial to the Company because variable rate assets exceed our variable rate liabilities, and certain of our variable rate liabilities will not react to increases in interest rates until those rates exceed the floor set for the index rate on the corresponding debt.

The following table summarizes the changes to affected components of the income statement under various ramp scenarios:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200
Investment revenue	$(2,041)	$(1,978)	$(1,757)	$4,194	$8,402	$16,853
Investment commissions expense	NM	NM	NM	$(204)	$(455)	$(5,989)
Interest expense	NM	NM	NM	$—	$—	$(953)
Change in pretax income	$(1,985)	$(1,923)	$(1,701)	$3,991	$7,947	$9,911

NM = Not meaningful

The following table summarizes the changes to affected components of the income statement under various shock scenarios:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in thousands)	200	100	50	50	100	200
Investment revenue	$(4,341)	$(4,125)	$(3,324)	$9,762	$19,582	$39,243
Investment commissions expense	NM	NM	NM	$(869)	$(3,025)	$(23,154)
Interest expense	NM	NM	NM	$—	$(171)	$(4,833)
Change in pretax income	$(4,264)	$(4,048)	$(3,247)	$8,893	$16,386	$11,257

NM = Not meaningful

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in 192 countries and operate subsidiaries in 12 countries. Translation risk, generated from translating foreign currency-denominated earnings into U.S. dollars for reporting purposes, is not hedged as this is not considered an economic exposure. In 2011, the decline of the euro exchange rate (net of hedging activities) resulted in a net decrease to our operating results of $3.0 million over 2010. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.

Substantial increases in the credit risk of countries within the European Union, coupled with recessionary forces, have caused high levels of volatility, and a trend of declining value of the euro against the U.S. dollar. High inter-day volatility will result in higher risk of currency revaluation due to the timing differences between when our customers pay our agents for their money transfers, and when those proceeds are collected. In addition, currency volatility can also impact the value of cash balances that are maintained to support the level of our customer activity. Other countries that had extremely high volatility versus the U.S. dollar in 2011 were India and Mexico, both of which are significant corridors for our money transfer business.

Resolution of the financial crisis affecting Europe relative to the risk of default on the sovereign debt of Greece, Italy, Spain, and Portugal, will be necessary to reduce our foreign currency risk. The impact of austerity measures being taken by all of the highly leveraged countries that participate in the euro will also continue to exert recessionary forces on much of the European Union, which in turn can continue to exert a weakening force on the euro. Economic uncertainty in the United States and its major trading partners will also cause higher levels of volatility for all major currencies versus the U.S. dollar which could increase foreign currency risk on an ongoing basis.

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

Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statement of Income (Loss). The fair market value of any open forward contracts at period end are recorded in “Other assets” in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2011 was a loss of $8.7 million.

Had the euro appreciated/depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2011, pre-tax operating income would have increased/decreased $14.7 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Operational Risk

Operational risk represents the potential for loss resulting from our operations. This may include, but is not limited to, the risk of fraud by employees or external parties, business continuation and disaster recovery, errors related to transaction processing and technology, unauthorized transactions and breaches of information security and compliance requirements. This risk may also include the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory requirements. Management has direct responsibility for identifying, controlling and monitoring operational risks within their business. Business managers maintain a system of controls to provide transaction authorization and execution, safeguarding of assets from misuse or theft, and to ensure the quality of financial and other data. Our Business Resiliency group works with each business function to develop plans to support business resumption activities including technology, networks and data centers. Our internal audit function tests the system of internal controls through risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. Based on these criteria, management has identified and discussed with the Audit Committee the following critical accounting policies and estimates, including the methodology and disclosures related to those estimates.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Fair Value of Investment Securities

The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments are comprised primarily of U.S. government agency debenture securities and residential mortgage-backed securities collateralized by U.S. government agency debenture securities. In addition, we hold other asset-backed securities and have historically held three trading investments.

We estimate fair value for our investments as an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants. Observable price quotes for our exact securities are not available. For our government agency debentures and residential mortgage-backed securities, similar securities trade with sufficient regularity to allow observation of market inputs needed to estimate fair value. For our other asset-backed securities, the overall liquidity and trading within the relevant markets is not strong. Accordingly, observable market inputs are not as readily available and estimating fair value is more subjective.

The degree of management judgment involved in determining the fair value of an investment is dependent upon the availability of quoted market prices, observable market inputs and the extent to which the relevant investment markets are active.

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Due to the subjective nature of these assumptions, the estimates determined may not be indicative of the actual exit price if the investment was sold at the measurement date. In the current market, the most subjective assumptions include the default rate of collateral securities, loss severity and risk premiums as it relates to our other asset-backed securities.

As of December 31, 2011, we hold investments classified as other asset-backed securities with a fair value of $24.2 million. Using the highest and lowest prices received or internally estimated during the valuation process, the range of fair value for these securities was $23.5 million to $28.1 million.

At December 31, 2011, $18.8 million, or less than one percent, of our total investment portfolio was valued using internal pricing information. No third party price was able to be obtained for these securities.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Goodwill

We perform impairment testing of our goodwill balances annually as of November 30 and whenever events or changes in circumstances indicate the carrying value of our goodwill may not be recoverable.

Goodwill impairment is determined using a two-step process. The first step identifies if a potential impairment exists by comparing the fair value of each reporting unit to its carrying amount. If the fair value exceeds the carrying amount, goodwill is not considered to have a potential impairment and the second step of the test is not necessary. However, if the carrying amount exceeds the fair value, the second step is performed to determine the implied fair value of a reporting unit’s goodwill by comparing the reporting unit’s fair value to the allocated fair values of all assets and liabilities as if the reporting unit had been acquired in a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment is recognized in an amount equal to that excess.

Fair value of a reporting unit and goodwill is estimated using a discounted cash flow model. The estimates and assumptions used in this model regarding expected cash flows, growth rates, terminal values and the discount rate require considerable judgment and are based on historical experience, financial forecasts and industry trends and conditions.

Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans.

The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2011 was $428.7 million. No goodwill is assigned to the other reporting units. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value.

If the discount rate for the Global Funds Transfer reporting unit increases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $177.9 million, assuming all other components of the fair value estimate remain unchanged. If the growth rate for the Global Funds Transfer reporting unit decreases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $35.1 million, assuming all other components of the fair value estimate remain unchanged.

Our estimated fair value for the Global Funds Transfer reporting unit would continue to be substantially in excess under either scenario.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Pension

Through our qualified pension plan and various supplemental executive retirement plans, collectively referred to as our “pension” plans, we provide defined benefit pension plan coverage to certain of our employees and employees of Viad Corp, our former parent. Our pension obligations under these plans are measured as of December 31, or the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.

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

At each measurement date, the discount rate is based on the then current interest rate yield curves for long-term corporate debt securities with maturities rate AA comparable to our obligations.

The expected return on pension plan assets is based on our historical market experience, our pension asset allocations and our expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our assumption. Our pension plan asset allocations are reviewed annually and are based upon plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

The discount rates for the 2011, 2010 and 2009 net periodic benefit cost pension plans and SERPs were 5.30 percent, 5.80 percent and 6.30 percent, respectively. The discount rate for the projected benefit obligation for the pension plan for 2011 and 2010 was 4.90 percent and 5.30 percent, respectively, while the discount rate for the SERPs was 4.80 percent and 5.30 percent, respectively.

The long-term expected rate of return for the 2011, 2010 and 2009 net periodic benefit cost for the pension plan was eight percent. The actual rate of return on average plan assets in 2011 and 2010 was 4.14 percent and 4.80 percent.

Lower discount rates increase the plan obligation and subsequent year pension expense, while higher discount rates decrease the plan obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased 2011 pension expense by $0.4 million. If the discount rate increased by 50 basis points pension expense would have decreased by $0.3 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2011 pension expense by $0.5 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Income Taxes – Tax Contingencies

We are subject to income taxes in the United States and various foreign jurisdictions. In determining taxable income, income or losses before taxes are adjusted for various differences between local tax laws and generally accepted accounting principles.

We file tax returns in various states within the United States and various countries. Our tax filings for various periods are subject to audit by various tax authorities, with United States federal income tax filings for 2005 and 2009 subject to audit.

The benefits of tax positions are recorded in the income statement if we determine it is more-likely-than–not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation.

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

These assumptions and probabilities are periodically reviewed and revised based upon new information.

Changes in our current estimates
due to unanticipated events, or
other factors, could have a material
effect on our financial condition
and results of operations.

Actual tax amounts may be materi
ally different from amounts
accrued based upon the results of
audits due to different inter
pretations by the tax authorities
than those of the Company. While
we believe that our reserves are
adequate to cover reasonably
expected tax risks, an unfavorable
tax settlement generally requires
the use of cash and an increase in
the amount of income tax expense
that we recognize. A favorable tax
settlement generally requires a
decrease in the amount of income
taxes that we recognize.

Income Taxes—Valuation of Deferred Tax Assets

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

The carrying amount of deferred tax assets must be reduced through a valuation allowance if it is more-likely-than-not the deferred tax asset will not be realized.

In the period in which a valuation allowance is recorded, we would record significant tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is reversed.

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

We also consider our best estimate of the outcome of any on-going examinations based on the technical merits of the position, historical procedures and case law, among other items.

As of December 31, 2011, we
have recorded a valuation allow
ance of $476.3 million against
gross net deferred tax assets of
$546.1 million. The valuation
allowance primarily relates to our
tax loss carryovers and basis dif
ference in revalued investments.

While we believe that the basis for
estimating our valuation allowance
is strong, changes in our current
estimates due to unanticipated
events, or other factors, could have
a material effect on our financial
condition and results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Stock-based compensation

The Company has a stock-based compensation plan, which includes stock options, restricted stock units, restricted stock awards and stock appreciation rights. Certain awards are subject to market and performance conditions at threshold, target and maximum levels.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model. Compensation cost, net of estimated forfeitures, is recognized using a straight-line method over the vesting or service period.

Assumptions for stock-based compensation include estimating the future volatility of our stock price, expected dividend yield, employee turnover and employee exercise activity.

Performance-based share awards require management to make assumptions regarding the likelihood of achieving market and performance goals. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions at target.

A 10 percent change in our volatility, forfeiture rate and term of grant for the year ended December 31, 2011, would have affected net income by $1.6 million.

If the Company assumed that the performance conditions for stock-based awards would not be met, stock-based compensation expense would have decreased by $9.6 million. If the Company assumed that share awards would meet their maximum threshold, expense would have increased by $0.6 million.

Recent Accounting Developments

Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Forward-looking statements can be identified by words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	continued weakness in economic conditions, in both the United States and global markets;

•	consumers’ confidence in our business;

•	a material slow down or complete disruption of international migration patterns;

•	our ability to maintain agent or biller relationships, or a reduction in transaction volume from these relationships;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

•

ongoing investigations involving MoneyGram by the U.S. federal government and several state governments which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating;

•	sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	our ability to maintain sufficient capital;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	the ability of MoneyGram and its agents to maintain adequate banking relationships;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to manage fraud risks from consumers or agents;

•	our ability to compete effectively;

•	our ability to successfully develop and timely introduce new and enhanced products and services;

•	our investments in new products, services or infrastructure changes;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to attract and retain key employees;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	a security or privacy breach in our systems;

•	disruptions to our computer systems and data centers;

•	our ability to effectively operate and adapt our technology to match our business growth;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	the European debt crisis and market perceptions concerning the euro, the potential re-introduction of individual currencies within the Eurozone or the potential dissolution of the euro;

•	changes in tax laws or an unfavorable outcome with respect to tax positions, or a failure by us to establish adequate reserves for tax events;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of THL on our Board of Directors; and

•

the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, are subject to our Code of Conduct. Our directors are also subject to our Code of Conduct. These documents are posted on our website at www.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth below. We will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on our website.

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

MoneyGram International, Inc.
(Registrant)

Date: March 8, 2012	By:	/S/ PAMELA H. PATSLEY
Pamela H. Patsley
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2012
Pamela H. Patsley

/s/ James E. Shields	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2012
James E. Shields

/s/ David B. Brown	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2012
David B. Brown

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ann Mather
Thomas M. Hagerty	Ganesh B. Rao
Scott L. Jaeckel	W. Bruce Turner

By:	/s/ Timothy C. Everett	March 8, 2012
Timothy C. Everett
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
2.2	Recapitalization Agreement, dated as of March 7, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (including “Annex A—Form of Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc.) (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).
2.3	Amendment No. 1 to Recapitalization Agreement, dated as of May 4, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 6, 2011).
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).
3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).
3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).
3.6	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
3.7	Certificate of Designations, Preferences and Rights of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
3.8	Certificate of Designations, Preferences and Rights of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
3.9	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
3.10	Certificate of Elimination of the Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
3.11	Certificate of Elimination of the Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
3.12	Certificate of Elimination of Series A Junior Participating Preferred Stock, dated September 27, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 28, 2011).

4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2	Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
*4.3	First Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of August 6, 2009, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent.
*4.4	Second Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of July 29, 2010, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent.
4.5	Third Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of April 19, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).
4.6	Fourth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of September 29, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed September 30, 2011).
4.7	Fifth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of November 15, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
4.8	Sixth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of November 21, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011).
4.9	Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.10	Amendment No. 1 to Registration Rights Agreement, dated as of May 18, 2011, by and among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
4.11	Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corp, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corp and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.4	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended February 17, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).
†10.5	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10.6	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10.7	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 1010).
10.8	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between PropertyBridge, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.12 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.9	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.10	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.11	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
†10.12	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.13	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10.14	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10.15	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10.16	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10.17	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.18	Viad Corp Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).

10.19	Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.20	Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.21	Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.22	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.23	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.24	Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.25	Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
+10.26	Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC. (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
10.27	Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P.,GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.28	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10.29	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.30	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.31	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.32	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

†10.33	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.34	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.35	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.36	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.37	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10.38	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10.39	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10.40	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10.41	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10.42	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.43	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10.44	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.45	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10.46	Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).
†10.47	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.48	Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.49	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).

†10.50	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10.51	Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 16, 2009).
†10.52	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10.53	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10.54	First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).
†10.55	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.56	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).
†10.57	Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).
†10.58	MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
†10.59	Letter Agreement, by and between MoneyGram International, Inc. and James E. Shields, effective as of July 13, 2010 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.60	Severance Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 13, 2010 (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.61	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 21, 2010 (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.62	Compromise Agreement, dated April 21, 2010, between MoneyGram International Ltd. and John Hempsey (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed April 26, 2010).
†10.63	Letter Agreement, by and between MoneyGram International, Inc. and Jean C. Benson, dated June 3, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed June 9, 2010).
*†10.64	Summary of Non-Employee Director Compensation Agreements, effective January 1, 2012
†10.65	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.66	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).
†10.67	Separation Agreement and Release of All Claims, by and between MoneyGram Payment Systems, Inc. and Jean C. Benson, dated as of February 8, 2011 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 9, 2011).

10.68	Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).
†10.69	Mutually Agreed Resignation Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, executed as of April 26, 2011 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).
†10.70	Termination of Stock Option Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, dated April 26, 2011 (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).
†10.71	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 17, 2011).
+10.72	Credit Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011).
10.73	Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.74	Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.75	Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.76	Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.77	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.78	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.79	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.80	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.81	Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
†10.82	Relocation Assistance Repayment Agreement, by and between MoneyGram Payment Systems, Inc. and J. Lucas Wimer, dated July 15, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed July 15, 2011).

10.83	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).
10.84	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).
*10.85	Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co.
10.86	First Incremental Amendment and Joinder Agreement, dated as of November 14, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
10.87	Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
10.88	Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).
10.89	First Incremental Amendment and Joinder Agreement, dated as of November 21, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011)
†10.90	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).
†10.91	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).
*†10.92	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement.
*†10.93	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France).
*†10.94	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France).
*†10.95	Form of Severance Agreement.
*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer

101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 406T of Regulation S-T.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

**	Furnished herewith.

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

Management is also responsible for maintaining a system of internal controls and procedures over financial reporting designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that assets are protected against loss from unauthorized use or disposition. Such a system is maintained through accounting policies and procedures administered by trained Company personnel and updated on a continuing basis to ensure their adequacy to meet the changing requirements of our business. The Company requires that all of its affairs, as reflected by the actions of its employees, be conducted according to the highest standards of personal and business conduct. This responsibility is reflected in our Code of Ethics.

To test compliance with the Company’s system of internal controls and procedures over financial reporting, the Company carries out an extensive audit program. This program includes a review for compliance with written policies and procedures and a comprehensive review of the adequacy and effectiveness of the internal control system. Although control procedures are designed and tested, it must be recognized that there are limits inherent in all systems of internal control and, therefore, errors and irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2011.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MoneyGram International, Inc.

Dallas, Texas

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 8, 2012 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 8, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MoneyGram International, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 8, 2012

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2011	2010
(Amounts in thousands, except share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,572,174	2,865,941
Receivables, net (substantially restricted)	1,220,065	982,319
Short-term investments (substantially restricted)	522,024	405,769
Available-for-sale investments (substantially restricted)	102,771	160,936
Property and equipment	116,341	115,111
Goodwill	428,691	428,691
Other assets	213,512	156,969

Total assets	$5,175,578	$5,115,736

LIABILITIES
Payment service obligations	$4,205,375	$4,184,736
Debt	810,888	639,946
Pension and other postretirement benefits	120,252	120,536
Accounts payable and other liabilities	149,261	113,647

Total liabilities	5,285,776	5,058,865
COMMITMENTS AND CONTINGENCIES (NOTE 15)

MEZZANINE EQUITY
Participating Convertible Preferred Stock-Series B, $0.01 par value, none at December 31, 2011 and 800,000 shares authorized, 495,000 shares issued at December 31, 2010	—	628,199
Participating Convertible Preferred Stock-Series B-1, $0.01 par value, none at December 31, 2011 and 500,000 shares authorized, 272,500 shares issued at December 31, 2010	—	371,154

Total mezzanine equity	—	999,353
STOCKHOLDERS’ DEFICIT
Junior Participating Preferred Stock-Series A, $0.01 par value, none at December 31, 2011, 2,000,000 shares authorized, none issued at December 31, 2010	—	—
Participating Convertible Preferred Stock-Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at December 31, 2011 and none at December 31, 2010	281,898	—
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 and 15,388,120 shares issued at December 31, 2011 and December 31, 2010, respectively	623	886
Additional paid-in capital	989,188	—
Retained loss	(1,216,543)	(771,544)
Accumulated other comprehensive loss	(38,028)	(31,879)
Treasury stock: 4,429,184 and 4,935,555 shares at December 31, 2011 and December 31, 2010, respectively	(127,336)	(139,945)

Total stockholders’ deficit	(110,198)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit	$5,175,578	$5,115,736

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands, except per share data)
REVENUE
Fee and other revenue	$1,230,858	$1,145,312	$1,128,492
Investment revenue	16,911	21,341	33,219

Total revenue	1,247,769	1,166,653	1,161,711
EXPENSES
Fee and other commissions expense	547,573	500,759	497,105
Investment commissions expense	431	737	1,362

Total commissions expense	548,004	501,496	498,467
Compensation and benefits	235,696	226,422	199,053
Transaction and operations support	227,762	185,782	284,277
Occupancy, equipment and supplies	47,739	46,481	47,425
Depreciation and amortization	46,051	48,074	57,091

Total operating expenses	1,105,252	1,008,255	1,086,313

OPERATING INCOME	142,517	158,398	75,398

Other expenses
Net securities gains	(32,816)	(2,115)	(7,790)
Interest expense	86,165	102,133	107,911
Debt extinguishment costs	37,522	—	—
Other	11,876	—	(2,401)

Total other expenses, net	102,747	100,018	97,720

Income (loss) before income taxes	39,770	58,380	(22,322)

Income tax (benefit) expense	(19,636)	14,579	(20,416)

NET INCOME (LOSS)	$59,406	$43,801	$(1,906)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(9.03)	$(8.77)	$(11.87)
Net loss available to common stockholders:
Net income (loss) as reported	$59,406	$43,801	$(1,906)
Accrued dividends on mezzanine equity	(30,934)	(125,005)	(110,279)
Accretion on mezzanine equity	(80,023)	(10,020)	(10,213)
Additional consideration issued from conversion of mezzanine equity	(366,797)	—	—
Cash dividends paid on mezzanine equity	(20,477)	—	—

Net loss available to common stockholders	$(438,825)	$(91,224)	$(122,398)

Weighted-average outstanding common shares and equivalents	48,576	10,398	10,312

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
NET INCOME (LOSS)	$59,406	$43,801	$(1,906)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax benefit of $593, $0 and $0	179	4,452	3,107
Reclassification adjustment for net realized losses included in net income, net of tax expense of $0	4	334	4,071

	183	4,786	7,178

Net unrealized losses on derivative financial instruments:
Reclassification adjustment for net unrealized gains included in net income, net of tax expense of $478	—	—	(780)

	—	—	(780)

Pension and postretirement benefit plans:
Reclassification of prior service (credit) costs for pension and postretirement benefit plans recorded to net income (loss), net of tax (expense) benefit of ($227), $32 and $106	(370)	52	173
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $2,482, $1,913 and $2,785	4,049	3,122	4,543
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $3,578, $2,697 and $2,251	(5,838)	(4,400)	(3,672)
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($2,558), $142 and ($249)	(4,173)	232	(406)

Other comprehensive (loss) income	(6,149)	3,792	7,036

COMPREHENSIVE INCOME	$53,257	$47,593	$5,130

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2011	2010	2009
(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,406	$43,801	$(1,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,051	48,074	57,091
Net securities gain	(32,816)	(2,115)	(3,486)
Unrealized gain on trading investments and related put options	—	—	(4,304)
Asset impairments and net losses upon disposal	6,911	2,158	18,228
Provision for deferred income taxes	(72,803)	10,023	(14,915)
Loss on debt extinguishment	37,522	—	—
Amortization of debt discount and deferred financing costs	7,418	17,492	12,765
Provision for uncollectible receivables	6,571	6,404	21,432
Non-cash compensation and pension expense	25,767	35,106	9,608
Other non-cash items, net	3,837	2,347	5,390
Change in foreign currency translation adjustments	(4,173)	232	(406)
Signing bonus amortization	32,618	29,247	35,280
Signing bonus payments	(32,994)	(27,172)	(22,176)
Change in other assets	4,544	(16,545)	31,246
Change in accounts payable and other liabilities	33,164	(32,853)	13,156

Total adjustments	61,617	72,398	158,909
Change in cash and cash equivalents (substantially restricted)	291,767	510,883	700,557
Change in trading investments and related put options (substantially restricted)	—	29,400	32,900
Change in receivables, net (substantially restricted)	(245,319)	63,037	186,619
Change in payment service obligations	20,639	(658,782)	(594,545)

Net cash provided by operating activities	188,110	60,737	482,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	56,320	140,985	140,999
Proceeds from settlement of investments (substantially restricted)	32,820	—	—
Purchase of short-term investments (substantially restricted)	(540,338)	(707,137)	(400,000)
Proceeds from maturities of short-term investments (substantially restricted)	422,469	701,368	—
Purchases of property and equipment	(44,223)	(40,191)	(37,948)
Proceeds from disposal of assets and businesses	2,683	7,537	4,500
Cash paid for acquisitions, net of cash acquired	(53)	(330)	(3,210)

Net cash (used in) provided by investing activities	(70,322)	102,232	(295,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	536,025	—	—
Transaction costs for issuance and amendment of debt	(17,066)	—	—
Payments on debt	(366,625)	(165,000)	(41,875)
Prepayment penalty on debt	(23,188)	—	—
Payments on revolving credit facility	—	—	(145,000)
Additional consideration issued from conversion of mezzanine equity	(218,333)	—	—
Transaction costs for the conversion and issuance of stock	(5,444)	—	—
Cash dividends paid on mezzanine equity	(20,477)	—	—
Transaction costs for the secondary offering	(3,396)	—	—
Proceeds from exercise of stock options	716	2,031	—

Net cash used in financing activities	(117,788)	(162,969)	(186,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	$—	$—	$—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid-In	Retained	Employee	Comprehensive	Treasury
(Amounts in thousands)	Stock	Stock	Capital	Loss	Benefits	Loss	Stock	Total
December 31, 2008	—	886	62,324	(649,254)	(424)	(42,707)	(152,561)	(781,736)
Net loss				(1,906)				(1,906)
Accrued dividends on mezzanine equity			(66,525)	(43,754)				(110,279)
Accretion on mezzanine equity			(10,213)					(10,213)
Employee benefit plans			14,414		416		(745)	14,085
Net unrealized gain on available-for-sale securities						7,178		7,178
Reclassification of unrealized gain on derivative financial instruments, net of tax						(780)		(780)
Amortization of prior service cost for pension and postretirement benefits, net of tax						173		173
Amortization of unrealized losses on pension and postretirement benefits, net of tax						4,543		4,543
Valuation adjustment for pension and postretirement benefit plans, net of tax						(3,672)		(3,672)
Unrealized foreign currency translation adjustment, net of tax						(406)		(406)

December 31, 2009	—	886	—	(694,914)	(8)	(35,671)	(153,306)	(883,013)
Net income				43,801				43,801
Accrued dividends on mezzanine equity			(25,570)	(99,435)				(125,005)
Accretion on mezzanine equity			(10,020)					(10,020)
Employee benefit plans			35,590	(20,996)	8		13,361	27,963
Net unrealized gain on available-for-sale securities						4,786		4,786
Amortization of prior service cost for pension and postretirement benefits, net of tax						52		52
Amortization of unrealized losses on pension and postretirement benefits, net of tax						3,122		3,122
Valuation adjustment for pension and postretirement benefit plans, net of tax						(4,400)		(4,400)
Unrealized foreign currency translation adjustment, net of tax						232		232

December 31, 2010	—	886	—	(771,544)	—	(31,879)	(139,945)	(942,482)
Net income				59,406				59,406
Accrued dividends on mezzanine equity			(2,115)	(28,819)				(30,934)
Accretion on mezzanine equity			(1,575)	(76,952)				(78,527)
Cash dividends paid on mezzanine equity				(20,477)				(20,477)
Conversion of mezzanine equity	394,215	2,864	713,232					1,110,311
Additional consideration in connection with conversion of mezzanine equity	52,710	282	95,472	(366,797)				(218,333)
1 for 8 reverse stock split		(3,489)	3,489					—
Conversion of D Stock to common stock	(165,027)	80	164,947					—
Employee benefit plans			15,738	(11,360)			12,609	16,987
Net unrealized gain on available-for-sale securities						183		183
Amortization of prior service cost for pension and postretirement benefits, net of tax						(370)		(370)
Amortization of unrealized losses on pension and postretirement benefits, net of tax						4,049		4,049
Valuation adjustment for pension and postretirement benefit plans, net of tax						(5,838)		(5,838)
Unrealized foreign currency translation adjustment, net of tax						(4,173)		(4,173)

December 31, 2011	$281,898	$623	$989,188	$(1,216,543)	$—	$(38,028)	$(127,336)	$(110,198)

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

2011 Recapitalization — Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 35.8 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 3.5 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the “2011 Recapitalization”. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the B and B-1 Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ equity. During 2011, the Company recognized $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of Income.

Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

		Stockholders' Deficit
(Amounts in thousands)	Mezzanine Equity	D Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Total Activity
Conversion of B Stock to common stock	$(716,096)	$—	$2,864	$713,232	$—	$—
Conversion of B-1 Stock to D Stock	(394,215)	394,215	—	—	—	—
Accretion of unamortized mezzanine equity discounts	76,099	—	—	—	(76,099)	—
Additional stock consideration paid	—	52,710	282	95,472	(148,464)	—

Non-cash activity	(1,034,212)	446,925	3,146	808,704	(224,563)	—

Additional cash consideration paid	—	—	—	—	(218,333)	(218,333)
Cash dividends paid on mezzanine equity	—	—	—	—	(20,477)	(20,477)

Cash activity	—	—	—	—	(238,810)	(238,810)

Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034,212)	$446,925	$3,146	$808,704	$(463,373)	$(238,810)

Shares issued upon conversion	—	157,686	35,804,796
Additional stock consideration paid	—	15,503	3,520,358

Total new shares issued under the 2011 Recapitalization	—	173,189	39,325,154

Reverse Stock Split — On November 14, 2011, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

Secondary Offering — In November and December 2011, the Company completed a secondary offering (the “Secondary Offering”) pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the Secondary Offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock. The Company did not receive proceeds from the offering and incurred transaction costs totaling $1.0 million for the year ended December 31, 2011, which are recorded in the “Other” line in the Consolidated Statement of Income.

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — As previously disclosed, the Investors have a Participation Agreement with Wal-Mart Stores, Inc. (“Wal-Mart”), under which the Investors are obligated to pay Wal-Mart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Wal-Mart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. A liability and the related expense associated with the Participation Agreement would be recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Wal-Mart (a “liquidity event”). Upon payment by the Investors to Wal-Mart, the liability would be released through a credit to the Company’s additional paid-in capital. The amount of the non-operating expense could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time, and has not recognized a liability or expense related to the Participation Agreement. The additional consideration paid to the Investors in connection with the 2011 Recapitalization did not result in a liquidity event as the amounts received by the Investors are less than their original investment in the Company.

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

Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation. The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio.

Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Income (Loss). For the years ending December 31, 2011 and 2010, the Company’s

SPEs had cash and cash equivalents of $46.8 million and $83.2 million, respectively, and payment service obligations of $41.9 million and $76.9 million, respectively.

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

Substantially Restricted — The Company’s licensed entity MPSI is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating of A or higher (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.

In connection with its second lien notes, one clearing bank agreement and the SPEs, the Company also has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the credit facilities are described in Note 9 — Debt. One clearing bank agreement has financial covenants that include the maintenance of total cash, cash equivalents, receivables and investments in an amount at least equal to payment service obligations, as disclosed in the Consolidated Balance Sheets, as well as the maintenance of a minimum 103 percent ratio of total assets held at that bank to instruments estimated to clear through that bank. Financial covenants related to the SPEs include the maintenance of specified ratios of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.

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

(Amounts in thousands)	2011	2010
Cash and cash equivalents (substantially restricted)	$2,572,174	$2,865,941
Receivables, net (substantially restricted)	1,220,065	982,319
Short-term investments (substantially restricted)	522,024	405,769
Available-for-sale investments (substantially restricted)	102,771	160,936

	4,417,034	4,414,965
Payment service obligations	(4,205,375)	(4,184,736)

Assets in excess of payment service obligations	$211,659	$230,229

Regulatory requirements also require MPSI to maintain positive net worth, with one state requiring that MPSI maintain positive tangible net worth. In its most restrictive state, the Company had excess permissible investments of $445.7 million over the state’s payment service obligations measure at December 31, 2011, with substantially higher excess permissible investments for most other states. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2011.

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

(Amounts in thousands)	2011	2010	2009
Beginning balance	$19,971	$24,535	$16,178
Charged to expense	6,571	6,404	21,432
Write-offs, net of recoveries	(16,038)	(10,968)	(13,075)

Ending balance	$10,504	$19,971	$24,535

Investments (substantially restricted) — The Company classifies securities as short-term, trading, or available-for-sale in its Consolidated Balance Sheets. The Company has no securities classified as held-to-maturity. Time deposits and certificates of deposits with original maturities of greater than three months are classified as short-term investments and recorded at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading securities. The Company records trading securities at fair value, with gains or losses reported in the Consolidated Statements of Income (Loss). Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ deficit. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Income (Loss).

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

The Company applies the cost recovery method of accounting for interest to its investments categorized as “Other asset-backed securities.” The cost recovery method accounts for interest on a cash basis and treats any interest payments received as deemed recoveries of principal, reducing the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as income upon receipt. The Company applies the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its “Other asset-backed securities” given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.

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

Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, deferred compensation and debt. The carrying values of cash and cash equivalents and short-term investments approximate fair value due to the short-term nature of these instruments. The carrying value of debt is stated at amortized cost, and for disclosure purposes the fair value is estimated. See Note 4 — Financial Instruments and Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of financial instruments.

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

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the useful life or term of the lease or license. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statements of Income (Loss). Estimated useful lives by major asset category are generally as follows:

Agent equipment	3 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	5-7 years
Leasehold improvements	10 years
Office furniture and equipment	7 years
Signage	3 years

For the years ended December 31, 2011 and 2010, software development costs of $9.4 million and $14.2 million, respectively, were capitalized. At December 31, 2011 and 2010, there was $39.3 million and $40.9 million of unamortized software development costs included in property and equipment.

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

Customer lists	4-15 years
Patents	15 years
Non-compete agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

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

Income Taxes — The provision for income taxes is computed based on the pre-tax income included in the Consolidated Statements of Income (Loss). Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. We establish valuation allowances for our deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.

The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax (benefit) expense” in the Consolidated Statements of Income (Loss). See Note 14 — Income Taxes for further discussion.

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

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and its investing activity. A description of these revenues and recognition policies is as follows:

•	Fee and other revenue consists of transaction fees, service revenue, foreign exchange revenue and other revenue.

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

•	Service revenue primarily consists of service charges on aged outstanding money orders and money order dispenser fees.

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

Fee and Other Commissions Expense — The Company pays fee commissions to third-party agents for money transfer and bill payment products. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the customer. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Other commissions expense includes the amortization of capitalized signing bonus payments.

Investment Commissions Expense — Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. Investment commissions are recognized each month based on the average outstanding balances of each financial institution customer and their contractual variable rate for that month.

Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). Marketing and advertising expense was $57.5 million, $47.1 million and $40.2 million for 2011, 2010 and 2009, respectively.

Stock-Based Compensation — All stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Expense, net of estimated forfeitures, is recognized using the straight-line method. See Note 13 — Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Restructuring and Reorganization Expenses — Restructuring and reorganization expenses may consist of direct and incremental costs associated with restructuring and related activities, including severance; outplacement and other employee related benefits; facility closures, cease-use or related charges; asset impairments or accelerated depreciation; and other expenses related to relocation of various operations to existing or new Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. The Company records severance-related expenses once they are both probable and estimable related to severance provided under an on-going benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. The Company evaluates impairment issues associated with restructuring activities when the carrying amount of the assets may not be fully recoverable, and also reviews the appropriateness of the remaining useful lives of impacted fixed assets.

In connection with restructuring and related activities during 2011 and 2010, the Company recorded total expenses of $23.5 million and $5.9 million, respectively. Restructuring activities consisted of severance costs recorded in the “Compensation and benefits” line, general restructuring costs recorded in the “Transaction and operations support” line and facilities and certain related asset write-off charges recorded in the “Occupancy, equipment and supplies” line in the operating expense section of the Consolidated Statements of Income. During 2011, the Company recognized an impairment charge of $2.3 million for restructuring-related efforts to dispose of land held for non-operating purposes. The impairment charge was recorded in the “Other” line of the Consolidated Statements of Income. Restructuring costs recorded consist of the following:

(Amounts in thousands)	2011	2010	2009
Restructuring costs in operating expenses:
Compensation and benefits	$4,696	$2,970	$—
Transaction and operations support	13,707	1,303	—
Occupancy, equipment and supplies	2,694	1,580	—
Restructuring costs in non-operating expenses:
Other	2,373	—	—

Total restructuring costs	$23,470	$5,853	$—

Other Expenses — Other expenses are recorded in a separate section below operating income and include items based on management’s assessment of their nature as non-operating. Included in other expenses and reported separately are securities (gains) losses, interest expense and debt extinguishment costs. Following is a summary of other costs:

(Amounts in thousands)	2011	2010	2009
Capital transaction costs	$6,446	$—	$—
Disposal loss from asset dispositions	972	—	—
Impairment loss from asset dispositions	4,458	—	—
Gain on forward foreign currency contracts	—	—	(2,401)

Total other	$11,876	$—	$(2,401)

Earnings Per Share — The Company utilizes the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings is determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. Deemed dividends include preferred stock accretion and the additional consideration paid in connection with the 2011 Recapitalization. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share. For 2011, the D Stock is included in the weighted-average number of common shares outstanding using the if-converted method as the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method. Non-vested performance based awards are included in diluted shares outstanding if the performance condition is met at the end of the reporting period.

For the calculation of earnings per share for discrete periods after June 30, 2011, the Company will no longer apply the two-class method of calculating basic earnings per share as the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent.

Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock is anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the weighted-average potential common shares excluded from diluted loss per common share as their effect is anti-dilutive or their performance conditions are not met:

(Amounts in thousands)	2011	2010	2009
Shares related to stock options	5,162	4,665	2,705
Shares related to restricted stock and stock units	62	—	4
Shares related to preferred stock	20,989	53,969	47,719

Shares excluded from the computation	26,213	58,634	50,428

Recent Accounting Pronouncements and Related Developments — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company’s interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The Company is currently evaluating the adoption of ASU 2011-04, but does not expect it to have a material effect on the Company’s Consolidated Financial Statements, although additional disclosures may be required.

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

Note 3 — Acquisitions and Disposals

PropertyBridge — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company received approval from its Board of Directors and began to actively pursue the sale of certain assets of PropertyBridge, Inc. (“PropertyBridge”) in 2011. In connection with this decision, the Company recorded an impairment charge of $2.3 million. In October 2011, certain assets and liabilities associated with PropertyBridge were sold, resulting in a loss on disposal of $0.3 million. The impairment charge and loss on disposal are recorded in the “Other” line in the Consolidated Statements of Income (Loss). A tax benefit of $9.7 million was recorded in the income tax (benefit) expense line of the Consolidated Statements of Income (loss) upon disposition of the remaining assets.

The assets, liabilities and loss on disposal related to the PropertyBridge transaction are immaterial to the Consolidated Balance Sheets as of December 31, 2011 and the Consolidated Statements of Income (Loss) for the year ended December 31, 2011.

Blue Dolphin Financial Services N.V. — On February 5, 2010, the Company acquired Blue Dolphin Financial Services N.V. (“Blue Dolphin”), a former super-agent in Belgium and the Netherlands, for a purchase price of $1.4 million, including cash acquired of $1.1 million, and an earn-out potential of up to $1.4 million. The acquisition of Blue Dolphin provided the Company with the opportunity for further network expansion in the Netherlands and Belgium under the European Union Payment Services Directive and additional control over sales and marketing activities.

The Company finalized its purchase price allocation in 2010, resulting in $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The final earn-out was calculated as of December 31, 2010 in the amount of $0.8 million. As a result, the Company recorded a gain of $0.2 million in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The Company also incurred $0.1 million of transaction costs related to the acquisition in 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss).

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

FSMC, Inc. — On May 15, 2009, the Company’s subsidiary FSMC, Inc. (“FSMC”), entered into an agreement with Solutran, Inc. to sell certain assets and rights for a price of $4.5 million. As a result of the sale, which was completed in the third quarter of 2009, the Company recorded an impairment charge of $0.6 million to write off goodwill associated with FSMC. This impairment charge is recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). The operating results of FSMC are not material to the Company’s Consolidated Statements of Income (Loss) and the assets and liabilities are not material to the Company’s Consolidated Balance Sheets. FSMC is included in the Company’s “Other” results for segment reporting purposes.

ACH Commerce — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company announced a decision in December 2008 to exit the ACH Commerce business. In connection with this decision, the Company recognized an impairment charge of $8.8 million to write off the goodwill associated with ACH Commerce. In the third quarter of 2009, the Company recorded an impairment charge of $1.4 million for its proprietary software related to ACH Commerce. The impairment charge was recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss). ACH Commerce is not material to the Consolidated Statements of Income (Loss) or the Consolidated Balance Sheets. ACH Commerce is included in the Company’s “Other” results for segment reporting purposes.

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

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Under the hierarchy, the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by observable inputs (Level 2) and unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Following is a description of the Company’s valuation methodologies used to estimate the fair value for assets and liabilities:

a) Assets and liabilities that are measured at fair value on a recurring basis

•	Available-for-sale Investments — For U.S. government agencies and residential mortgage-backed securities collateralized by U.S. government agency securities, fair value measures are generally obtained

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

•

Derivative Financial Instruments — Derivatives consist of forward contracts to hedge income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 6 — Derivative Financial Instruments for more information on the forward contracts.

•

Other Financial Instruments — Other financial instruments consisted of put options related to trading investments. The fair value of the put options related to trading investments were estimated using the expected cash flows from the instruments through their assumed exercise date. These cash flows were discounted at a rate corroborated by market data for a financial institution comparable to the put option counter-party, as well as the Company’s interest rate on its debt. The discounted cash flows of the put options were then reduced by the estimated fair value of the related trading investments. Given the subjectivity of the discount rate and the estimated fair value of the trading investments, the Company classified its put options related to trading investments as Level 3 financial instruments. The fair value of the put options is remeasured each period, with the change in fair value recognized in the Consolidated Statements of Income.

•

Deferred compensation — The assets associated with the deferred compensation plan which are funded through voluntary contributions by the Company consist of investments in mutual funds. These investments were classified as Level 1 as there are quoted market prices for these funds.

Following are the Company’s financial assets and liabilities measured at fair value by hierarchy level as of December 31:

	Balance at December 31, 2011	Fair Value at December 31, 2011
(Amounts in thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$8,827	$—	$8,827	$—	$8,827
Residential mortgage-backed securities — agencies	69,712	—	69,712	—	69,712
Other asset-backed securities	24,232	—	—	24,232	24,232
Investment related to deferred compensation trust	8,118	8,118	—	—	8,118
Forward contracts	399	—	399	—	399

Total financial assets	$111,288	$8,118	$78,938	$24,232	$111,288

Financial liabilities:
Forward contracts	$46	$—	$46	$—	$46

	Balance at December 31, 2010	Fair Value at December 31, 2010
(Amounts in thousands)		Level 1	Level 2	Level 3	Total
Available-for-sale investments (substantially restricted):
United States government agencies	$8,641	$—	$8,641	$—	$8,641
Residential mortgage-backed securities — agencies	128,585	—	128,585	—	128,585
Other asset-backed securities	23,710	—	—	23,710	23,710
Investment related to deferred compensation trust	10,693	10,693	—	—	10,693
Forward contracts	1,117	—	1,117	—	1,117

Total financial assets	$172,746	$10,693	$138,343	$23,710	$172,746

Financial liabilities:
Forward contracts	$535	$—	$535	$—	$535

The table below provides a roll-forward of the financial assets classified in Level 3 which are measured at fair value on a recurring basis for the years ended December 31:

	2011		2010
		Total	Trading		Total
	Other	Level 3	Investments	Other	Level 3
	Asset-Backed	Financial	and Related	Asset-Backed	Financial
(Amounts in thousands)	Securities	Assets	Put Options	Securities	Assets
Beginning balance	$23,710	$23,710	$26,951	$22,088	$49,039
Realized gains	—	—	2,449	—	2,449
Realized losses	—	—	—	—	—
Principal paydowns	(657)	(657)	(29,400)	(3,711)	(33,111)
Other-than-temporary impairments	(4)	(4)	—	(334)	(334)
Unrealized gains — instruments still held at the reporting date	10,047	10,047	—	7,632	7,632
Unrealized losses — instruments still held at the reporting date	(8,864)	(8,864)	—	(1,965)	(1,965)

Ending balance	$24,232	$24,232	$—	$23,710	$23,710

Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the “Net securities (gains) losses” line in the Consolidated Statements of Income (Loss) while unrealized gains and losses related to available-for-sale securities are recorded in accumulated other comprehensive loss in stockholders’ deficit.

b) Assets and liabilities that are disclosed at fair value

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data. As of December 31, 2011, the fair value of the senior secured facility is $479.8 million compared to the carrying value of $489.6 million. As of December 31, 2011 the fair value of the Company’s second lien notes is estimated at $335.6 million compared to a carrying value of $325.0 million. As of December 31, 2010, the fair value of Tranche A and Tranche B under the Company’s senior facility is estimated at $95.3 million and $40.0 million, respectively, compared to carrying values of $100.0 million and $39.9 million, respectively.

c) Assets and liabilities measured at fair value on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, goodwill and other intangible assets which are re-measured only in the event of an impairment. The following table represents non-recurring fair value for those assets remeasured to fair value during the year ended December 31, 2011 and 2010:

(Amounts in thousands)	Impairments	Remaining Net Carrying Value December 31, 2011	Impairments	Remaining Net Carrying Value December 31, 2010

Land	$2,356	$410	$—	$—
Customer Lists	2,038	486	414	3,235
Aircraft	—	—	1,500	—
Capitalized software	677	—	—	—

Total	$5,071	$896	$1,914	$3,235

Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible fixed asset fair values are normally derived using a discounted cash flow model based on expected future cash flows discounted using a weighted-average cost of capital rate. When it is determined an impairment loss has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the Consolidated Statements of Income (Loss).

d) Other Fair Value Measurements

The Company also records the investments in its defined benefit pension plan trust at fair value. The majority of the plan’s investments are interest-bearing cash or common collective trusts issued and held by the plan’s trustee. The fair values of plan investments held by the trustee of the plan are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits for further description of investments held by the plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, short-term investments, trading investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Summary of Significant Accounting Policies. Components of the Company’s investment portfolio as of December 31, are as follows:

(Amounts in thousands)	2011	2010

Cash	$2,016,451	$1,042,381
Money markets	555,659	1,818,138
Deposits	64	5,422

Cash and cash equivalents (substantially restricted)	2,572,174	2,865,941
Short-term investments (substantially restricted)	522,024	405,769
Available-for-sale investments (substantially restricted)	102,771	160,936

Total investment portfolio	$3,196,969	$3,432,646

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and time deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of time deposits with original maturities of three months or less, and are with financial institutions rated BBB as of the date of this filing.

Short-Term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated AA- as of the date of this filing.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31:

	2011
(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price

Residential mortgage-backed securities-agencies	$65,211	$4,501	$—	$69,712	$107.63
Other asset-backed securities	8,951	15,281	—	24,232	5.49
United States government agencies	7,723	1,104	—	8,827	98.08

Total	$81,885	$20,886	$—	$102,771	$21.83

	2010
(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price

Residential mortgage-backed securities-agencies	$121,677	$7,001	$(93)	$128,585	$106.37
Other asset-backed securities	10,690	13,020	—	23,710	4.68
United States government agencies	7,273	1,368	—	8,641	96.01

Total	$139,640	$21,389	$(93)	$160,936	$25.27

At December 31, 2011 and 2010, approximately 76 percent and 85 percent, respectively, of the available-for-sale portfolio is invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have always had the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collaterized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. The Other asset-backed securities continue to have market exposure. The Company has factored this risk into its fair value estimates, with the average price of an asset-backed security at $0.05 per dollar of par at December 31, 2011.

Gains and Losses and Other-Than-Temporary Impairments — At December 31, 2011 and 2010, net unrealized gains of $21.5 million and $21.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During 2011, 2010 and 2009, net losses of less than $0.1 million, $0.3 million and $4.1 million, respectively, were reclassified from “Accumulated other comprehensive loss” to “Net securities (gains) losses” in connection with other-than-temporary impairments and realized gains and losses recognized during the year. “Net securities (gains) losses” were as follows for the year ended December 31:

(Amounts in thousands)	2011	2010	2009

Realized gains from available-for-sale investments	$(32,820)	$—	$—
Realized losses from available-for-sale investments	—	—	2
Other-than-temporary impairments from available-for-sale investments	4	334	4,069
Valuation gains on trading investments and related put options	—	—	(4,304)
Realized gains from trading investments and related put options	—	(2,449)	(7,557)

Net securities gains	$(32,816)	$(2,115)	$(7,790)

During 2011, the Company recognized settlements of $32.8 million equal to all of the outstanding principal from two securities classified in its “other asset-backed securities”. These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million in 2011 recorded in “Net securities gains” in the Consolidated Income Statements. The Company’s final trading investment was called at par during 2010, resulting in a $2.4 million gain, net of the reversal of the related put options, recorded in “Net securities gains”.

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

	2011			2010
(Dollars in thousands)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments

AAA, including United States agencies	24	$78,267	76%	25	$136,893	85%
Below investment grade	60	24,504	24%	64	24,043	15%

Total	84	$102,771	100%	89	$160,936	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be less than a $0.1 million change to investments rated A or better as of December 31, 2011 and no change at December 31, 2010.

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

	2011		2010
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

After one year through five years	$7,723	$8,827	$7,273	$8,641
Mortgage-backed and other asset-backed securities	74,162	93,944	132,367	152,295

Total	$81,885	$102,771	$139,640	$160,936

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at December 31, 2011 and 2010: 69 percent and 81 percent, respectively, used a third party pricing service; 13 percent and 6 percent, respectively, used broker pricing; and 18 percent and 13 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — At December 31, 2011, the Company had no unrealized losses in its available-for-sale portfolio. As of December 31 2010, the Company had nominal unrealized losses in its available-for-sale portfolio, with one residential mortgage-backed agency security in an unrealized loss position aged 12 months or more, after the recognition of other-than-temporary impairment charges.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income (Loss) includes the following losses (gains) related to assets and liabilities denominated in foreign currencies:

(Amounts in thousands)	2011	2010	2009

Net realized foreign currency losses	$2,911	$7,204	$102
Net losses (gains) from the related forward contracts	5,748	(1,840)	5,189

Net losses (gains) from foreign currency transactions and related forward contracts	$8,659	$5,364	$5,291

As of December 31, 2011 and 2010, the Company had $65.5 million and $123.8 million, respectively, of outstanding notional amounts relating to its forward contracts. At December 31, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

	Balance Sheet Location	Derivative Assets		Derivative Liabilities
(Amounts in thousands)		2011	2010	2011	2010

Forward contracts	Other assets	$399	$1,117	$46	$535

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

Historically, the Company entered into foreign currency forward contracts with 12-month durations to hedge forecasted foreign currency money transfer transactions. The Company designated these forward contracts as cash flow hedges. All cash flow hedges matured in 2009. For the year ended December 31, 2009, the Company recognized a gain of $2.4 million in the “Other” expense line in the non-operating section of the Consolidated Statements of Income (Loss). Included in this gain is $0.8 million of unrealized gains reclassified from “Accumulated other comprehensive income (loss)” upon the final settlement of these cash flow hedges for the years ending December 31, 2009.

Note 7 — Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in thousands)	2011	2010

Computer hardware and software	196,168	187,604
Signage	80,303	62,774
Agent equipment	69,643	67,766
Office furniture and equipment	36,733	32,633
Leasehold improvements	27,562	23,947
Land	410	2,907

	410,819	377,631
Accumulated depreciation	(294,478)	(262,520)

Total property and equipment	$116,341	$115,111

Depreciation expense for the year ended December 31 is as follows:

(Amounts in thousands)	2011	2010	2009

Computer hardware and software	$21,064	$20,314	$23,351
Signage	9,616	8,688	10,891
Agent equipment	6,469	8,989	11,449
Office furniture and equipment	3,962	3,772	4,600
Leasehold improvements	3,744	3,885	3,526

Total depreciation expense	$44,855	$45,648	$53,817

At December 31, 2011 and 2010, there was $9.9 million and $3.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

Following its decision to sell land in 2011, the Company recognized a $2.4 million impairment charge. During 2011, the Company also recognized a $0.7 million capitalized software impairment charge, primarily in connection with the disposition of assets in the Global Funds Transfer segment. The impairment charges recorded in 2011 were included in the “Other” line in the Consolidated Statements of Income (Loss).

In connection with its decision to sell its corporate airplane, the Company recognized a $7.0 million impairment charge in 2009 and a $1.5 million impairment charge in 2010. The sale was completed in the third quarter of 2010. In 2009, the Company fully impaired $1.4 million of software related to its ACH Commerce business based on changes in its exit plan. The impairment charges recorded in 2010 and 2009 were included in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss).

Note 8 — Goodwill and Intangible Assets

Following is a roll-forward of goodwill by reporting segment:

(Amounts in thousands)	Global Funds Transfer	Financial Paper Products	Other	Total

Balance as of January 1, 2009	$426,794	$2,487	$5,056	$434,337
Acquisitions	2,012	—	—	2,012
Impairment charge	(3,176)	(2,487)	(582)	(6,245)
Divestitures	—	—	(4,474)	(4,474)

Balance as of December 31, 2009	$425,630	$—	$—	$425,630
Acquisitions	3,061	—	—	3,061

Balance as of December 31, 2010	$428,691	$—	$—	$428,691

Balance as of December 31, 2011	$428,691	$—	$—	$428,691

Goodwill acquired in 2010 relates to the acquisition of Blue Dolphin which is a component of the Global Funds Transfer segment and is not deductible for tax purposes.

The Company impaired $3.2 million of goodwill in 2009 allocated to the Global Funds Transfer segment associated with a decision to discontinue certain bill payment product offerings. In connection with the sale of FSMC in 2009, the Company recorded a charge of $0.6 million to impair goodwill that was in excess of the final sale price. In addition, goodwill was reduced by $4.5 million from the sale of FSMC. The FSMC reporting unit was not a component of the Global Funds Transfer or Financial Paper Products segments.

The Company performed an annual assessment of goodwill during the fourth quarters of 2011, 2010 and 2009. As a result of the 2009 annual assessment, it was determined that the fair value of the retail money order reporting unit, a component of the Financial Paper Products segment, was fully impaired. The Company recorded an impairment charge of $2.5 million to the Financial Paper Products segment in 2009, which was calculated as the excess of the implied fair value of the retail money order reporting unit over the carrying amount of goodwill. Goodwill impairment charges are included in the “Transaction and operations support” line of the Consolidated Statements of Income (Loss).

Following are the gross goodwill balances and accumulated impairments at December 31, 2011 and 2010:

\(Amounts in thousands)	Gross Goodwill	Accumulated Impairments

Global Funds Transfer	$431,867	$(3,176)
Financial Paper Products	2,487	(2,487)
Other	15,746	(15,746)

Intangible assets are included in “Other assets” in the Consolidated Balance Sheets and consist of the following:

	2011			2010
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortized intangible assets:
Customer lists	$7,272	$(6,074)	$1,198	$15,592	$(11,149)	$4,443
Non-compete agreements	137	(68)	69	137	(40)	97
Trademarks and license	597	(1)	596	613	(15)	598
Developed technology	146	(100)	46	1,519	(965)	554

Total intangible assets	$8,152	$(6,243)	$1,909	$17,861	$(12,169)	$5,692

In 2011, the Company acquired the agent contracts of a former super-agent in Spain for a purchase price of $1.0 million, which will be amortized over a life of four years. The acquisition of these agent contracts provides the Company with further network expansion in its money transfer business in its Global Funds Transfer segment.

The Company recognized an impairment charge of $2.0 million in 2011, primarily due to a disposition of assets and acquisition activity, for certain agent contracts utilized in the Global Funds Transfer segment. The impairment charge was recorded in the “Other” line in the Consolidated Statements of Income (Loss). In 2010, the Company recorded impairment charges of $0.4 million related to customer lists as a result of acquired customer terminations in the “Transaction and operations support” line of the Consolidated Statements of Income (Loss). In 2009, the Company recorded impairment charges of $3.6 million related to customer lists and trademarks associated with its retail money order business in the “Transaction and operations support” line of the Consolidated Statements of Income (Loss).

Intangible asset amortization expense for 2011, 2010 and 2009 was $1.2 million, $2.4 million and $3.3 million, respectively. The estimated future intangible asset amortization expense is $0.4 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million for 2012, 2013, 2014, 2015 and 2016, respectively.

Note 9 — Debt

Following is a summary of the outstanding debt at December 31:

	2008 Senior Facility		2011 Credit Agreement
(Amounts in thousands)	Senior Tranche A Loan due 2013 (1)	Senior Tranche B Loan due 2013 (1)	Senior secured credit facility due 2017 (1)	Senior secured incremental term loan due 2017 (1)	Second Lien Notes due 2018 (1)	Total Debt

Balance at January 1, 2009	$100,000	$233,881	$—	$—	$500,000	$833,881
Payments	—	(41,875)	—	—	—	(41,875)
Accretion of discount	—	2,934	—	—	—	2,934
Write-off of discount	—	1,851	—	—	—	1,851

Balance at January 1, 2010	100,000	196,791	—	—	500,000	796,791
Payments	—	(165,000)	—	—	—	(165,000)
Accretion of discount	—	2,253	—	—	—	2,253
Write-off of discount	—	5,902	—	—	—	5,902

Balance at January 1, 2011	100,000	39,946	—	—	500,000	639,946
Borrowings, gross	—	—	390,000	150,000	—	540,000
Discount on borrowings	—	—	(975)	(3,000)	—	(3,975)
Payments	(100,000)	(41,250)	(50,000)	(375)	(175,000)	(366,625)
Accretion and write-off of discount	—	219	207	31	—	457
Debt extinguishment loss	—	1,085	—	—	—	1,085

Balance at December 31, 2011	$—	$—	$339,232	$146,656	$325,000	$810,888

(1) For the year ended December 31, 2011, the weighted average interest rates were 4.52% for the Senior secured credit facility, 4.5% for the Senior secured incremental term loan and 13.25% for the Second Lien Notes. For the year ended December 31, 2010 the weighted average interest rates were 5.75% for the Senior Tranche A Loan, 7.25% for the Senior Tranche B Loan and 13.25% for the Second Lien Notes.

2008 Senior Facility — In connection with the 2011 Recapitalization, the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the JP Morgan prime bank rate or the Eurodollar rate. During 2011, 2010 and 2009, the Company elected the United States prime bank rate as its interest basis.

2011 Credit Agreement — On May 18, 2011, Worldwide entered into the 2011 Credit Agreement of $540.0 million with BOA as Administrative Agent for a group of lenders. The 2011 Credit Agreement is comprised of a $390.0 million six-and-one-half-year term loan maturing the earlier of November 2017 and 180 days prior to the scheduled maturity of the Second Lien Notes, and a $150.0 million five-year revolving credit facility, maturing May 2016. The term loan was issued by Worldwide at 99.75% of par. On November 21, 2011, Worldwide entered into an amendment related to the 2011 Credit Agreement and obtained an incremental term loan in an aggregate principal amount of $150 million. The incremental term loan was issued to Worldwide at 98.0% of par. The discounts for the term loan and the incremental term loan are recorded as a reduction in the carrying value of the loans and will be amortized over the life of the debt using the effective interest method. The incremental term loan has quarterly principal payments of $0.4 million beginning September 30, 2011, with the remaining outstanding principal due November 2017.

The Company may elect an interest rate for the 2011 Credit Agreement at each reset period based on the BOA alternate base rate or the Eurodollar rate. The interest rate election may be made individually for the term loan, incremental term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus 325 basis points. Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA alternate base rate. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent.

Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees. As of December 31, 2011, the Company has $137.3 million of availability under the revolving credit facility, net of $12.7 million of outstanding letters of credit that reduce the amount available. At December 31, 2011 there are no amounts outstanding under the revolving credit facility.

Amortization of the debt discount for 2011, 2010 and 2009 include pro-rata write-offs as a result of the term debt and the Tranche B prepayments, respectively. Following is the debt discount amortization recorded in “Interest expense” in the Consolidated Statements of Income for the years ended December 31:

(Amounts in thousands)	2011	2010	2009

Amortization of debt discount	$330	$2,253	$2,934
Accelerated amortization of debt discount upon prepayments	127	5,902	1,851

Total amortization of discount	$457	$8,155	$4,785

Second Lien Notes — As part of the Company’s recapitalization transaction in March 2008 (the “2008 Recapitalization”), Worldwide issued $500.0 million of second lien notes to Goldman Sachs, which will mature in March 2018. The indenture governing the second lien notes was amended in March 2011 to permit the 2011 Recapitalization. In August 2011, following the downgrade of U.S. government debt, the indenture was amended to update the definition of highly rated investments. On November 21, 2011 the indenture was further amended to allow Worldwide the ability to redeem a portion of its Second Lien Notes after the completion of a qualified equity offering of its common stock. On November 23, 2011, Worldwide exercised under this right and incurred a prepayment penalty totaling $23.2 million, which is recognized in the “Debt extinguishment costs” line in the Consolidated Statements of Income (Loss).

Prior to the fifth anniversary, the Company may redeem some or all of the second lien notes at a price equal to 100 percent of the principal, plus any accrued and unpaid interest plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Starting with the fifth anniversary, the Company may redeem some or all of the second lien notes at prices expressed as a percentage of the outstanding principal amount of the second lien notes plus accrued and unpaid interest, starting at approximately 107 percent on the fifth anniversary, decreasing to 100 percent on or after the eighth anniversary. Upon a change of control, the Company is required to make an offer to repurchase the second lien notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the second lien notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the second lien notes or have not been used to repay certain debt.

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

Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total leverage ratios:

	Interest Coverage minimum ratio	Total Leverage not to exceed

Present through September 30, 2012	2.00:1	4.75:1
December 31, 2012 through September 30, 2013	2.15:1	4.625:1
December 31, 2013 through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.00:1
December 31, 2015 through September 30, 2016	2.25:1	3.75:1
December 31, 2016 through maturity	2.25:1	3.50:1

At December 31, 2011, the Company is in compliance with its financial covenants by a substantial margin.

Deferred Financing Costs —The Company capitalized financing costs in “Other assets” in the Consolidated Balance Sheets and amortized them over the term of the related debt using the effective interest method. Amortization of the deferred financing costs during 2011, 2010 and 2009 include the write-off of a pro-rata portion of deferred financing costs in connection with the payments on the Second Lien Notes, the incremental term loan, the term debt and the Senior Tranche B. Amortization is recorded in “Interest expense” in the Consolidated Statements of Income. Following is a summary of the deferred financing costs at December 31:

	2008 Senior Facility	2011 Credit Agreement
(Amounts in thousands)	Senior Tranche B Loan	Senior secured credit facility	Senior secured incremental term	Senior revolving credit facility	Second Lien Notes	Total Deferred Financing Costs

Balance at January 1, 2009	$16,586	$—	$—	$—	$30,872	$47,458
Amortization of deferred financing costs	(3,875)	—	—	—	(3,251)	(7,126)
Write-off of deferred financing costs	(854)	—	—	—	—	(854)

Balance at January 1, 2010	11,857	—	—	—	27,621	39,478
Amortization of deferred financing costs	(3,330)	—	—	—	(3,274)	(6,604)
Write-off of deferred financing costs	(2,734)	—	—	—	—	(2,734)

Balance at January 1, 2011	5,793	—	—	—	24,347	30,140
Capitalized deferred financing costs	—	8,732	3,151	4,024	5,000	20,907
Amortization of deferred financing costs	(968)	(750)	(51)	(501)	(3,583)	(5,853)
Write-off of deferred financing costs	(4,825)	(1,100)	(8)	—	(9,115)	(15,048)

Balance at December 31, 2011	$—	$6,882	$3,092	$3,523	$16,649	$30,146

Debt Extinguishment Losses — The Company recognized total debt extinguishment losses of $37.5 million in 2011. In connection with the refinancing of our 2008 senior debt facility in May 2011, we recorded $5.2 million of debt extinguishment costs, primarily from the write-off of unamortized deferred financing costs. In connection with the partial redemption of the Second Lien Notes in November 2011, the Company incurred a prepayment penalty of $23.2 million and wrote-off $9.1 million of unamortized deferred financing costs.

Interest Paid in Cash — The Company paid $78.5 million, $83.5 million and $94.4 million of interest in 2011, 2010 and 2009, respectively.

Maturities — At December 31, 2011, debt totaling $481.0 million will mature in 2017 and $325.0 million will mature in 2018, while debt principal totaling $8.6 million will be paid in increments of $0.4 million quarterly through 2017.

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

Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2011, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.

Postretirement Benefits Other Than Pensions — The Company has unfunded defined benefit postretirement plans that provide medical and life insurance for its participants. The Company amended the postretirement benefit plan to close it to new participants as of December 31, 2009. Effective July 1, 2011, the plan was amended to eliminate eligibility for participants eligible for Medicare coverage. As a result of this plan amendment, the Company no longer receives the Medicare retiree drug subsidy. The Company’s funding policy is to make contributions to the postretirement benefits plans as benefits are paid.

Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. Following are the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension			SERPs			Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net periodic benefit cost:
Discount rate	5.30%	5.80%	6.30%	5.30%	5.80%	6.30%	5.30%	5.80%	6.30%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	9.00%	9.50%	8.50%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2019	2019	2013
Projected benefit obligation:
Discount rate	4.90%	5.30%	5.80%	4.80%	5.30%	5.80%	4.90%	5.30%	5.80%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2019	2019	2019

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

A one-percentage point change in assumed health care trends would have the following effects for 2011:

(Amounts in thousands)	One Percentage Point Increase	One Percentage Point Decrease

Effect on total of service and interest cost components	$12	$(10)
Effect on postretirement benefit obligation	238	(196)

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

The Company’s weighted-average asset allocation for the defined benefit pension plan by asset category at the measurement date of December 31 is as follows:

	2011	2010

Equity securities	55.9%	59.8%
Fixed income securities	38.3%	34.4%
Real estate	4.3%	3.9%
Other	1.5%	1.9%

Total	100.0%	100.0%

The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. Following is a description of the Plan’s investments at fair value and valuation methodologies:

•

Short-term securities — These securities are highly liquid investments that are short-term in nature and are comprised of interest-bearing cash accounts and time deposits with original maturities of less than three months, and are valued at historical cost, which approximates fair value. Amounts in these investments are typically the result of temporary timing differences between receipts from other investments and reinvestment of those funds or benefit payments to plan participants.

•

Common collective trusts issued and held by the trustee — These investments in equity and fixed income securities comprise the substantial portion of the pension plan trust and are held in various common/collective trusts that are maintained by a bank, trust company, or similar institution that is regulated, supervised and subject to periodic examination by a state or federal agency. Common collective trusts are held by the trustee for the collective investment and reinvestment of assets contributed from employee benefit plans maintained by more than one employer or a controlled group of corporations. The fair value of the common collective trust is determined based on the price per unit held as of the end of a period as determined by the trustee in accordance with their valuation methodology.

•

Real estate — The pension plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated market value of the plan’s related ownership percentage of the project based upon an appraisal as of each balance sheet date. As of December 31, 2011 and 2010, there is no unfunded commitment or potential redemptions related to this asset. The fund strategy for this asset is long-term capital appreciation.

•

Experience fund investment contracts — These investments are actuarially determined annuity reserves for certain participants for whom annuities were purchased under a group annuity contract and were superseded and converted into an investment contract. The fair value is determined by multiplying their balances at cost times a discount factor, which is intended to recognize the difference between the investment yield at cost and the investment yield which prevailed generally at the balance sheet date for new investments of a similar nature. During 2010, these contracts were transitioned out of the plan to the group annuity carriers who assumed the obligation to pay the guaranteed benefits directly to the annuitants. As a result of the transition, the excess assets of approximately $1.0 million were returned to the plan and invested into common collective trusts.

Following are the Plan’s financial assets recorded at fair value by hierarchy level as of December 31:

	2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Short-term securities	$—	$1,644	$—	$1,644
Common collective trust — equity securities
Large Cap securities	—	46,133	—	46,133
Small Cap securities	—	10,274	—	10,274
International securities	—	5,126	—	5,126
Common collective trust — fixed income securities
Core fixed income	5,267	16,558	—	21,825
Long duration fixed income	—	20,380	—	20,380
Real estate	—	—	4,760	4,760

Total financial assets	$5,267	$100,115	$4,760	$110,142

	2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total

Short-term securities	$1,949	$—	$—	$1,949
Common collective trust — equity securities
Large Cap securities	—	47,178	—	47,178
Small Cap securities	—	10,641	—	10,641
International securities	—	6,282	—	6,282
Common collective trust — fixed income securities
Core fixed income	4,943	13,949	—	18,892
Long duration fixed income	—	17,973	—	17,973
Real estate	—	—	4,194	4,194
Experience fund investment contracts	—	27	—	27

Total financial assets	$6,892	$96,050	$4,194	$107,136

The Company’s pension plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2011 and 2010 was $4.8 million and $4.2 million, respectively. The change in reported net asset value for this asset resulted in an unrealized gain of $0.6 million for 2011 and an unrealized loss of $1.5 million for 2010.

Plan Financial Information — Net periodic benefit expense (income) for the defined benefit pension plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$—	$—	$894	$—	$—	$572
Interest cost	11,365	11,876	12,659	51	253	837
Expected return on plan assets	(8,223)	(8,664)	(9,403)	—	—	—
Amortization of prior service cost (credit)	29	84	346	(626)	—	(352)
Recognized net actuarial loss	6,287	4,782	3,777	244	15	—
Curtailment gain	—	—	(1,535)	—	—	(12,804)

Net periodic benefit expense (income)	$9,458	$8,078	$6,738	$(331)	$268	$(11,747)

The Company recognized a net $1.5 million curtailment gain in 2009 from the amendment of two SERPs and accumulated participant terminations. The amendment of the postretirement benefit plan resulted in a curtailment gain of $12.8 million in 2009. The postretirement benefits expense for 2011 and 2010 was reduced by less than $0.1 million and for 2009 it was reduced by $0.4 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company will not receive any subsidies in 2012.

Amounts recognized in other comprehensive income (loss) and net periodic benefit expense as of December 31 are as follows:

	2011
(Amounts in thousands)	Pension and SERPs	Postretirement Benefits

Net actuarial loss	$7,625	$1,790
Amortization of net actuarial loss	(6,287)	(244)
Amortization of prior service (cost) credit	(29)	626

Total recognized in other comprehensive income	$1,309	$2,172

Total recognized in net periodic benefit expense (income)	$9,458	$(331)

Total recognized in net periodic benefit expense (income) and other comprehensive income	$10,767	$1,841

	2010
(Amounts in thousands)	Pension and SERPs	Postretirement Benefits

Net actuarial loss	$10,150	$1,100
Prior service credit	—	(4,153)
Amortization of net actuarial loss	(4,782)	(15)
Amortization of prior service cost	(84)	—

Total recognized in other comprehensive income (loss)	$5,284	$(3,068)

Total recognized in net periodic benefit expense	$8,078	$268

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$13,362	$(2,800)

	2009
(Amounts in thousands)	Pension and SERPs	Postretirement Benefits

Net actuarial loss	$2,837	$3,086
Amortization of net actuarial loss	(3,777)	—
Amortization of prior service (cost) credit	(346)	352
Curtailment gain (loss)
Prior service (costs) credit	(2,124)	1,839
Net actuarial loss	(2,577)	(973)

Total recognized in other comprehensive (loss) income	$(5,987)	$4,304

Total recognized in net periodic benefit expense (income)	$6,738	$(11,747)

Total recognized in net periodic benefit expense (income) and other comprehensive (loss) income	$751	$(7,443)

The estimated net loss and prior service cost for the defined benefit pension plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2012 is $5.9 million ($3.6 million net of tax) and less than $0.1 million, respectively. The estimated net loss and prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2011 is $0.4 million ($0.2 million, net of tax) and $0.6 million ($0.4 million net of tax), respectively.

The benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the defined benefit pension plan and SERPs and the postretirement benefit plans as of and for the year ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at the beginning of the year	$221,491	$211,616	$1,027	$4,521
Interest cost	11,365	11,876	51	253
Actuarial loss	3,444	11,417	1,790	1,100
Plan amendments	—	—	—	(4,154)
Medicare Part D reimbursements	—	—	27	32
Benefits paid	(12,701)	(13,418)	(860)	(725)

Benefit obligation at the end of the year	$223,599	$221,491	$2,035	$1,027

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2011	2010	2011	2010

Change in plan assets:
Fair value of plan assets at the beginning of the year	$107,136	$102,908	$—	$—
Actual return on plan assets	4,042	9,931	—	—
Employer contributions	11,665	7,715	860	725
Benefits paid	(12,701)	(13,418)	(860)	(725)

Fair value of plan assets at the end of the year	$110,142	$107,136	$—	$—

Unfunded status at the end of the year	$(113,457)	$(114,355)	$(2,035)	$(1,027)

The unfunded status of the Pension and SERPs decreased by less than one percent as the benefit obligation increased $2.1 million and the fair value of the pension plan assets increased $3.0 million during the year. The unfunded status of the defined benefit pension plan was $50.6 million and $45.8 million at December 31, 2011 and 2010, respectively, and the unfunded status of the SERPs was $62.8 million and $68.6 million at December 31, 2011 and 2010, respectively.

Following are the components recognized in the Consolidated Balance Sheets relating to the defined benefit pension plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in thousands)	2011	2010	2011	2010

Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits liability	$(113,457)	$(114,355)	$(2,035)	$(1,027)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	60,536	59,706	2,026	1,067
Prior service cost (credit) for pension and postretirement benefits, net of tax	153	171	(2,187)	(2,575)

The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in thousands)	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$160,787	$152,904	$62,812	$68,587	$2,035	$1,027
Accumulated benefit obligation	160,787	152,904	62,812	68,587	—	—
Fair value of plan assets	110,142	107,136	—	—	—	—

Estimated future benefit payments for the defined benefit pension plan and SERPs and the postretirement benefit plans are as follows:

(Amounts in thousands)	2012	2013	2014	2015	2016	2017-21

Pension and SERPs	$14,018	$14,094	$14,166	$20,034	$14,336	$72,804
Postretirement benefits	153	166	172	161	154	577

The Company has a minimum required contribution of approximately $10.2 million for the defined benefit pension plan in 2012, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.1 million in 2012.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.5 million, $3.4 million and $3.7 million in 2011, 2010 and 2009, respectively. MoneyGram does not have an employee stock ownership plan.

International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to and costs related to international plans were $1.2 million, $1.0 million and $0.8 million for 2011, 2010 and 2009, respectively.

Deferred Compensation Plans — The Deferred Compensation Plan for Directors of MoneyGram International, Inc., which allowed non-employee directors to defer all or part of their retainers, fees and stock awards, was permanently discontinued as of January 1, 2009. The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan which are funded through voluntary contributions by the Company. At December 31, 2011 and 2010, the Company had a liability related to the deferred compensation plans of $3.4 million and $3.8 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trust had a market value of $8.1 million and $10.7 million at December 31, 2011 and 2010, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 11 — Mezzanine Equity

Preferred Stock — In connection with the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit. Following the closing of the 2011 Recapitalization, no shares of Series B Stock remained issued and outstanding and the Company filed a Certificate of Elimination to eliminate all shares of Series B Stock. See Note 1— Description of Business — “2011 Recapitalization” for further information.

Prior to May 18, 2011, the Series B Stock was recorded in the Company’s Consolidated Balance Sheets as “Mezzanine equity” as it had redemption features not solely within the Company’s control. During 2011 and 2010 the transaction costs relating to the issuance of the B Stock and B-1 Stock were accreted to the Series B Stock redemption value over a 10-year period using the effective interest method.

The Series B Stock paid a cash dividend of 10 percent. During 2011 and 2010, the Company accrued dividends through a charge to “Additional paid-in capital” to the extent available and through a charge to “Retained loss”

for the remainder as accumulated and unpaid dividends were included in the redemption price of the Series B Stock.

At December 31, 2010 the Company had 800,000 shares and 500,000 shares, respectively, of B and B-1 Stock authorized. For 2010, 495,000 shares and 272,500 shares, respectively, of B and B-1 Stock were issued and outstanding. Following is a summary of mezzanine equity activity:

(Amounts in thousands)	B Stock	B-1 Stock	Series B Stock

Balance at December 31, 2009	539,084	325,244	864,328
Dividends accrued	80,622	44,383	125,005
Accretion	8,493	1,527	10,020

Balance at December 31, 2010	628,199	371,154	999,353
Dividends accrued	19,951	10,983	30,934
Accretion	67,946	12,078	80,024
Conversion	(716,096)	(394,215)	(1,110,311)

Balance at December 31, 2011	$—	$—	$—

Note 12 — Stockholders’ Deficit

Reverse Stock Split — On November 14, 2011, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 125. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

Following is a summary of the activity of the Company’s stock authorized, issued and outstanding at December 31:

	D Stock			Common Stock			Treasury Stock
(Amounts in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

December 31, 2009		—	—	162,500	16,355	10,314	(6,041)
Stock option exercises and release of restricted stock, net of shares withheld for taxes	—	—	—	—	(966)	139	1,105

December 31, 2010	—	—	—	162,500	15,389	10,453	(4,936)
Conversion of B Stock to common stock	—	—	—		39,325	39,325	—
Conversion of Series B-1 Stock to D stock	—	173	173		—	—	—
Conversion of D stock to common stock	—	(64)	(64)		7,994	7,994	—
Stock option exercises and release of restricted stock units	—	—	—		(444)	63	507

December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)

On September 27, 2011, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A shares”), which results in the shares resuming their status as undesignated preferred stock of the Company. At December 31, 2010, the Company had 2,000,000 shares of Series A Junior Participating Preferred Stock authorized. There was no Series A Junior Participating Preferred Stock issued or outstanding in 2011 and 2010.

Equity Registration Rights Agreement — In connection with the 2008 Recapitalization, the Company and the Investors entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, as amended on May 18, 2011, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, we are required, after a specified holding period, to use our reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. We are obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, we filed a shelf registration statement on Form S-3 with the SEC that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement was declared effective by the SEC on July 7, 2011.

Secondary Offering — In November 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the secondary offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock, which resulted in a decrease to D Stock of $165.0 million and an increase to common stock and additional paid in capital. The Company did not receive proceeds from the offering.

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

Series D Participating Convertible Preferred Stock — In connection with the 2011 Recapitalization, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs who receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2 percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder who receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. In connection with the spin-off, MoneyGram was recapitalized such that there were 15,388,120 shares of MoneyGram common stock issued. On May 18, 2011, the Company issued an additional 39,325,154 shares of common stock in connection with the 2011 Recapitalization. See Note 1 — Description of Business — 2011 Recapitalization for further information. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2011. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2011, the Company has repurchased 6,795,017 shares of common stock under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. In relation to the reverse stock split, the Company repurchased 17 shares in 2011.

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in thousands)	2011	2010

Net unrealized gains on securities classified as available-for-sale, net of tax	$21,479	$21,296
Cumulative foreign currency translation adjustments, net of tax	1,021	5,194
Prior service credit (cost) for pension and postretirement benefits, net of tax	2,034	2,404
Unrealized losses on pension and postretirement benefits, net of tax	(62,562)	(60,773)

Accumulated other comprehensive loss	$(38,028)	$(31,879)

Note 13 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. The Company is authorized to issue a total of 5,875,000 of share-based awards. As of December 31, 2011, the Company has remaining authorization to issue future grants of up to 1,312,624 shares.

The calculated fair value of share-based awards is recognized as compensation cost using the straight-line method over the vesting or service period in the Company’s financial statements. Stock-based compensation is recognized only for those options, restricted stock units and stock appreciation rights expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption will be accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

Following is a summary of stock-based compensation expense for the years ended December 31:

(Amounts in thousands)	2011	2010	2009

Expense recognized related to stock options	$15,564	$25,643	$14,488
Expense recognized related to restricted stock units	716	360	—
Expense recognized related to restricted stock	—	8	(307)
Expense related to stock appreciation rights (1)	—	—	—

Stock-based compensation expense	$16,280	$26,011	$14,181

(1) Expense recognized related to stock appreciation rights for 2011 was nominal. There was no expense related to stock appreciation rights for 2010 and 2009.

Stock Options — Beginning in 2009, option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.

Pursuant to the terms of options granted in 2009, 2010 and prior to the fourth quarter 2011, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options awarded become exercisable upon the achievement of certain market and performance conditions (the

“Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a five-year period in either (a) an equal number of shares each year or (b) for some issuances in 2009, a tranched vesting schedule whereby 15 percent of the Time-based Tranche vests immediately and then at rates of 10 to 20 percent each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a U.S. exchange or trading market, resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2009, 2010 and 2011 have a term of 10 years. Beginning in the fourth quarter of 2011, all options issued are time-based.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the Time-based Tranches and awards and a combination of Monte-Carlo simulation and the Black-Scholes single option pricing model for the Performance-based Tranches. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the years ended December 31:

	2011	2010	2009

Expected dividend yield (1)	0.0%	0.0%	0.0%
Expected volatility (2)	71.3%-72.9%	72.9%-74.8%	72.8%-76.9%
Risk-free interest rate (3)	1.3%-2.9%	1.8%-3.3%	2.3%-3.2%
Expected life (4)	6.3-6.5 years	5.3-6.5 years	5.3-6.5 years
Weighted-average grant-date fair value per option	$16.23	$16.40	$11.92

(1) Expected dividend yield represents the level of dividends expected to be paid on the Company’s common stock over the expected term of the option. The Company does not anticipate declaring any dividends at this time.

(2) Expected volatility is the amount by which the Company’s stock price has fluctuated or will fluctuate during the expected term of the option. The Company’s expected volatility is calculated based on the historical volatility of the price of the Company’s common stock since the spin-off from Viad Corporation on June 30, 2004. The Company also considers any known of anticipated factors which will likely impact future volatility.

(3) The risk-free rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant.

(4) Expected term represents the period of time that options are expected to be outstanding. The expected term was determined using the simplified method as the pattern of changes in the value of the Company’s common stock and exercise activity since late 2007 has been inconsistent and substantially different from historical patterns. Additionally, there have been minimal stock option exercises which would be representative of the Company’s normal exercise activity since 2007. Accordingly, the Company does not believe that historical terms are relevant to the assessment of the expected term of the grant. Based on these factors, the Company does not believe that it has the ability to make a more refined estimate than the use of the simplified method.

A summary of the Company’s stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Options outstanding at December 31, 2010	4,987,301	$26.47
Granted	1,314,690	23.14
Exercised	(35,314)	18.40
Forfeited/Expired	(901,592)	39.91

Options outstanding at December 31, 2011	5,365,085	$23.45	7.98 years	$4,121

Vested or expected to vest at December 31, 2011	5,183,595	$23.52	7.94 years	$4,072

Options exercisable at December 31, 2011	1,164,178	$31.65	5.94 years	$1,865

The following represents stock option compensation information as of December 31, 2011:

(Amounts in thousands)	2011	2010	2009

Intrinsic value of options exercised	$221,937	$1,263	$—
Cash received from option exercises	$716	$2,031	$—
Unrecognized stock option expense	$24,397
Remaining weighted-average vesting period	1.6 years

Restricted Stock Units — In the fourth quarter of 2011, the Company issued a grant of performance-based restricted stock units to certain employees which will vest and become payable in shares to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses, meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grant, 50 percent of the target restricted stock units may vest on the second anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to vest in 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.

In 2011 and 2010, the Company granted time-based restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock.

The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2011 performance based restricted stock units, the grant date fair value at the minimum, target and maximum thresholds is $1.4 million, $2.7 million and $5.4 million, respectively. As of December 31, 2011, the Company believes it is probable it will achieve the performance goal at the target level on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Income using the straight-line method over the vesting period.

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2011 is as follows:

		Weighted
	Total	Average
	Shares	Price

Restricted stock units outstanding at December 31, 2010	27,984	$21.44
Granted	339,036	17.77
Vested	(27,984)	21.44
Forfeited	(1,360)	17.03

Restricted stock units outstanding at December 31, 2011	337,676	$17.77

The following represents restricted stock and restricted stock unit compensation information as of December 31, 2011:

(Amounts in thousands)	2011	2010	2009

Market value of restricted stock vested	—	283	1,550
Market value of restricted stock units vested	600	—	—
Unrecognized restricted stock unit expense	$2,377
Remaining weighted-average vesting period	2.7 years

Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of December 31, 2011 under the minimum and maximum thresholds is $1.0 million and $4.4 million, respectively.

Restricted Stock Awards — Restricted stock awards were valued at the quoted market price of the Company’s common stock on the date of grant and expensed using the straight-line method over the vesting or service period of the award. All restricted stock awards vested during 2010.

Stock Appreciation Rights — In November 2011, the Company issued a grant of stock appreciation rights to certain employees which entitle the holder to any per share appreciation from the price at issuance. The grants vest and become exercisable over a four-year period in an equal number of shares each year. Upon exercise, the employee will receive an amount which is equal to the excess of the closing sale price of the Company’s common stock at the time of exercise over the grant price paid in cash up to a maximum of $12.00.

The fair value of stock appreciation rights was calculated using a Black-Scholes single option pricing model and is recorded as a liability in the “Other liabilities” line in the Consolidated Balance Sheets. Expense for stock appreciation rights is recognized in the “Compensation and benefits” line in the Consolidated Statements of Income (Loss) using the straight-line method over the vesting period.

A summary of the Company’s stock appreciation rights activity for the year ended December 31, 2011 is as follows:

		Weighted
	Total	Average
	Shares	Price

Stock appreciation rights outstanding at December 31, 2010	—	$—
Granted	8,600	17.03

Stock appreciation rights outstanding at December 31, 2011	8,600	$17.03

Note 14 — Income Taxes

The components of income (loss) before income taxes are as follows for the year ended December 31:

(Amounts in thousands)	2011	2010	2009
United States	$39,749	$56,872	$(19,975)
Foreign	21	1,508	(2,347)

Income (loss) before income taxes	$39,770	$58,380	$(22,322)

Foreign income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with the primary United States operating subsidiary. Income tax (benefit) expense is as follows for the year ended December 31:

(Amounts in thousands)	2011	2010	2009
Current income tax expense (benefit):
Federal	$39,961	$(757)	$(8,172)
State	6,293	147	669
Foreign	6,913	5,166	2,002

Current income tax expense (benefit)	53,167	4,556	(5,501)
Deferred income tax (benefit) expense	(72,803)	10,023	(14,915)

Income tax (benefit) expense	$(19,636)	$14,579	$(20,416)

As of December 31, 2011 and 2010, the Company had a net income tax payable of $51.5 million and $6.3 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets and a net income tax receivable of $1.6 million and $1.3 million, respectively, recorded in the “Other assets” line in the Consolidated Balance Sheets, respectively. Income taxes paid were $3.7 million, $3.9 million and $2.2 million for 2011, 2010 and 2009, respectively. The Company received $3.8 million and $43.5 million federal income tax refunds in 2010 and 2009, respectively.

A reconciliation of the expected federal income tax at statutory rates for year ended to the actual taxes provided is as follows:

(Amounts in thousands)	2011	2010	2009
Income tax at statutory federal income tax rate	$13,920	$20,433	$(7,813)
Tax effect of:
State income tax, net of federal income tax effect	1,897	1,309	2,051
Valuation allowance	(31,442)	(10,016)	(16,090)
International taxes	1,338	1,405	1,249
Net permanent differences	(5,995)	51	3,092
Decrease in tax reserve	(230)	(377)	(2,469)
Other	876	1,774	(436)

Income tax (benefit) expense	$(19,636)	$14,579	$(20,416)

In 2011, the Company recognized a tax benefit of $19.6 million, reflecting benefits of $34.0 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets, partially offset by an increase in the valuation allowance on a portion of deferred tax assets as a result of losses in certain jurisdictions outside of the United States. The effective tax rate for 2011 reflects the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position and expectations that the Company will maintain a cumulative income tax position in the future. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. Net permanent differences in 2011 include a benefit of $9.7 million from the sale of assets, partially offset by the effect of non-deductible capital transaction costs and restructuring expenses of $2.1 million and $0.9 million, respectively.

In 2010, the Company had tax expense of $14.6 million, including the release of $11.9 million of valuation allowances on deferred tax assets in the U.S. jurisdiction. The decrease in the tax reserve in 2010 was driven by the favorable settlement or closing of years subject to state audit. “Other” for 2010 includes a change in the tax treatment of the Medicare subsidy under the 2010 federal healthcare legislation and adjustments to the deferred taxes on fixed assets.

In 2009, the Company recognized a tax benefit of $20.4 million, primarily reflecting the release of $17.6 million of valuation allowances on deferred tax assets. Our pre-tax net loss of $22.3 million, when adjusted for our estimated book to tax differences, resulted in taxable income, which allowed us to release some valuation allowances on our tax loss carryovers. These book to tax differences include impairments on securities and other assets and accruals related to separated employees, litigation and unrealized foreign exchange losses. Net permanent differences in 2009 include the effect of non-deductible expense of $2.3 million related to asset impairments. The decrease in tax reserve in 2009 was driven by the favorable settlement or closing of years subject to state audit. Included in “Other” for 2009 is $1.6 million of expense for the reversal of tax benefits upon the forfeiture of share-based awards, partially offset by $1.1 million of tax benefits from changes in estimates to previously recorded tax amounts as a result of new information received during the year.

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007, and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing the related deductions. The Company disagrees with the RAR regarding the net securities losses and filed a protest letter. The Company had conferences with the IRS Appeals Office in 2010 and through October 2011, but was unable to reach agreement with the IRS Appeals Division. The Company is also currently under examination for its 2008 and 2009 tax returns, which had similar deductions. As a result, the Company expects to receive Notices of Deficiency within the next 12 months disallowing approximately $908.5 million of cumulative deductions taken for net securities losses in its 2007, 2008 and 2009 tax returns. As of December 31, 2011, the Company has recognized a cumulative benefit of approximately $136.1 million relating to these deductions. If the Notices of Deficiency contain adjustments with which the Company does not agree, the Company anticipates that it will file a petition in the United States Tax Court contesting such adjustments. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

The Company’s deferred tax assets and liabilities at December 31 are composed of the following:

(Amounts in thousands)	2011	2010
Deferred tax assets:
Postretirement benefits and other employee benefits	$56,851	$54,754
Tax loss carryovers	414,231	328,398
Tax credit carryovers	35,465	47,602
Basis difference in revalued investments	101,058	106,863
Bad debt and other reserves	5,246	7,185
Valuation allowance	(476,290)	(485,790)

Total deferred tax asset	136,561	59,012

Deferred tax liabilities:
Depreciation and amortization	(66,713)	(63,316)

Gross deferred tax liability	(66,713)	(63,316)

Net deferred tax asset (liability)	$69,848	$(4,304)

Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Substantially all of the deferred tax assets relate to the U.S. jurisdiction.

In 2010, based on cumulative losses, a valuation allowance was recorded for a substantial portion of our net deferred tax asset. During 2011, the Company released a portion of the valuation allowance based on a three year cumulative income position and the expectation that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances in the future may cause the Company to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. The Company continues to evaluate additional available tax positions related to the net securities losses in prior years.

The amount and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2011 are as follows:

	Expiration
(Amounts in thousands)	Date	Amount
United States federal and state loss carry-forwards	2012 -2031	1,071,134
United States federal tax credit carry-forwards	2020 -2024	10,794
United States federal tax credit carry-forwards	Indefinite	24,671

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or United States federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, United States federal and certain state income tax examinations for 2005 through 2009. A United States federal income tax examination for 2005 through 2007 is currently in administrative appeals and a United States federal income tax examination for 2008 and 2009 currently in process.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Following is a reconciliation of unrecognized tax benefits for the year ended December 31:

(Amounts in thousands)	2011	2010	2009
Beginning balance	$10,204	$10,711	$13,089
Additions based on tax positions related to the current year	—	—	832
Settlements	—	(296)	(1,029)
Lapse in statute of limitations	(533)	(211)	(2,181)
Reductions for tax positions of prior years	(37)	—	—

Ending balance	$9,634	$10,204	$10,711

As of December 31, 2011, the liability for unrecognized tax benefits was $9.6 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of Income (Loss). For the years ended December 31, 2011, 2010 and 2009, the Company accrued approximately $0.2 million, $0.3 million and $0.6 million, respectively, in interest and penalties in its Consolidated Statements of Income (Loss), respectively. As of December 31, 2011 and 2010, the Company had a liability of $1.6 million and $1.7 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of December 31, 2011, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2011 and 2010, a deferred tax liability of $5.9 million and $4.8 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 15 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2021. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At December 31, 2011, the deferred rent liability relating to these incentives was $2.7 million.

Rent expense under operating leases was $16.6 million, $15.3 million and $13.8 million during 2011, 2010 and 2009, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are (amounts in thousands):

2012	$12,927
2013	11,714
2014	10,733
2015	8,551
2016.	2,405
Thereafter	7,623

Total	$53,953

Credit Facilities — At December 31, 2011, the Company has overdraft facilities through its senior facility consisting of $12.7 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of December 31, 2011. These overdraft facilities reduce amounts available under the senior facility. Fees on the letters of credit are paid in accordance with the terms of the senior facility described in Note 9 — Debt.

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

As of December 31, 2011, the liability for minimum commission guarantees is $1.7 million and the maximum amount that could be paid under the minimum commission guarantees is $7.2 million over a weighted average remaining term of 3.5 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2011 and 2010, the Company paid $0.4 million and $0.5 million, respectively, or 34 percent and 22 percent, respectively, of the estimated maximum payment for the year.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2011, the total amount of unfunded commitments related to these agreements was $0.3 million. The amortization expense was recognized as part of “Transaction and operations support” expense in the Consolidated Statements of Income (Loss).

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described above, the Company had $3.0 million and $2.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively. A charge of $1.9 million, a net gain of $12.7 million and charges totaling $54.9 million, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Income (Loss) during 2011, 2010 and 2009, respectively.

Litigation Commenced Against the Company:

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleges in her complaint that she is a stockholder of the Company and asserts, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purports to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs seek to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the recapitalization transaction. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

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

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The Company has also been notified of a request for interviews of one current executive officer and one former chief executive officer of the Company. The U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. MoneyGram continues to engage in discussions and cooperate with such government representatives regarding the ongoing investigation. During the course of these discussions, the Company was advised that consideration is being given to a range of possible outcomes, including the seeking of criminal penalties against the Company. However, no conclusions can be drawn at this time as to the outcome of the investigation, and we are unable to predict the probable loss, or range of loss, if any, associated with this matter.

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

Other Matters — The Company is involved in various government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Note 16 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 29 percent, 30 percent and 29 percent of total revenue in 2011, 2010 and 2009, respectively. Businesses which are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.

Prior to the fourth quarter of 2011, the Company managed the Global Funds Transfer segment as two geographical regions or operating segments, the Americas and EMEAAP, to coordinate sales, agent management and marketing activities. These operating segments were aggregated into one reporting segment. As the Company no longer monitors performance and allocates resources by region, the Company has one operating and reporting segment for Global Funds Transfer.

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

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to the Company’s credit agreements, items related to the Company’s preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, certain legal and corporate costs not related to the performance of the segments and restructuring and reorganization costs. Unallocated expenses in 2011 include $4.8 million of legal settlements and related costs for securities litigation associated with our May 2011 Recapitalization, $0.3 million of asset impairments and other net corporate costs of $4.8 million not allocated to the segments. Unallocated expenses in 2010 include $1.8 million of asset impairments in addition to other net corporate costs of $7.4 million not allocated to the segments. Unallocated expenses in 2009 include $20.3 million of legal reserves related to securities litigation and stockholder derivative claims, a net curtailment gain on benefit plans of $14.3 million, $7.0 million of asset impairments and $4.4 million of executive severance and related costs in addition to other net corporate costs of $12.9 million not allocated to the segments.

The following tables set forth revenue, operating results, depreciation and amortization, capital expenditures and assets by segment for the year ended December 31:

(Amounts in thousands)	2011	2010	2009
Revenue
Global Funds Transfer:
Money transfer	$1,040,087	$926,733	$890,838
Bill payment	112,629	126,548	134,611

Total Global Funds Transfer	1,152,716	1,053,281	1,025,449
Financial Paper Products:
Money order	60,450	68,293	74,880
Official check	32,882	41,222	47,903

Total Financial Paper Products	93,332	109,515	122,783
Other	1,721	3,857	13,479

Total revenue	$1,247,769	$1,166,653	$1,161,711

(Amounts in thousands)	2011	2010	2009
Segment operating income:
Global Funds Transfer	$124,793	$139,314	$82,647
Financial Paper Products	29,168	36,508	27,372
Other	(1,556)	(2,367)	(4,316)

Total segment operating income	152,405	173,455	105,703
Other unallocated expenses	9,888	15,057	30,305

Total operating income	142,517	158,398	75,398
Net securities gains	(32,816)	(2,115)	(7,790)
Interest expense	86,165	102,133	107,911
Debt extinguishment costs	37,522	—	—
Other	11,876	—	(2,401)

Income (loss) before income taxes	$39,770	$58,380	$(22,322)

(Amounts in thousands)	2011	2010	2009
Depreciation and amortization:
Global Funds Transfer	$40,575	$40,489	$43,512
Financial Paper Products	5,408	7,527	12,590
Other	68	58	989

Total depreciation and amortization	$46,051	$48,074	$57,091

Capital expenditures:
Global Funds Transfer	$44,269	$37,090	$32,236
Financial Paper Products	5,867	5,935	6,005
Other	—	—	17

Total capital expenditures	$50,136	$43,025	$38,258

(Amounts in thousands)	2011	2010
Assets:
Global Funds Transfer	$1,247,355	$1,017,574
Financial Paper Products	3,683,393	3,797,911
Other	244,830	300,251

Total assets	$5,175,578	$5,115,736

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long-lived assets are principally located in the United States. The table below presents revenue by major geographic area for the year ended December 31:

(Amounts in thousands)	2011	2010	2009
United States	$768,662	$762,276	$789,222
International	479,107	404,377	372,489

Total revenue	$1,247,769	$1,166,653	$1,161,711

Note 17 — Quarterly Financial Data (Unaudited)

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

2011 Fiscal Quarters

(Amounts in thousands, except per share data)	First (1)	Second (1)	Third (1)	Fourth (1)
Revenue	$294,024	$309,953	$321,947	$321,845
Total operating expenses	262,323	275,695	281,622	285,612

Operating income	31,701	34,258	40,325	36,233
Total other expenses, net	20,613	4,913	23,004	54,217

Income before income taxes	$11,088	$29,345	$17,321	$(17,984)

Net income	$14,045	$26,404	$15,834	$3,123

(Loss) Income per common share Basic and diluted	$(0.26)	$(1.37)	$0.03	$0.04

2010 Fiscal Quarters

(Amounts in thousands, except per share data)	First	Second (2)	Third (2)	Fourth (2)
Revenue	$286,504	$283,897	$292,887	$303,365
Total operating expenses	251,442	247,119	254,413	255,281

Operating income	35,062	36,778	38,474	48,084
Total other expenses, net	22,015	27,717	24,689	25,597

Income (loss) before income taxes	$13,047	$9,061	$13,785	$22,487

Net income (loss)	$10,812	$6,848	$9,985	$16,156

Loss per common share Basic and diluted	$(0.26)	$(0.31)	$(0.30)	$(0.23)

(1)

Operating expenses in the first, second, third and fourth quarter of 2011 include restructuring and reorganization costs of $2.9 million, $5.6 million, $6.4 million and $6.2 million, respectively. Operating expenses in the second, third and fourth quarter of 2011 include legal accruals of $2.6 million, $1.3 million and $0.9 million, respectively. Other expenses in the second quarter of 2011 include net securities gains of $32.8 million, restructuring and reorganization costs of $2.3 million, capital transaction costs of $5.5 million, asset impairment charges of $1.8 million and debt extinguishment loss of $5.2 million. Other expenses in the third quarter of 2011 include impairment loss from asset disposition of $0.9 million. Other expenses in the fourth quarter of 2011 include debt extinguishment loss of $32.3 million, capital transaction costs of $1.0 million and asset impairment charges of $0.3 million.

(2)

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

Note 18 — Condensed Consolidating Financial Statements

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

The following information represents condensed, consolidating Balance Sheets as of December 31, 2011 and 2010, along with condensed, consolidating Statements of Income (Loss) and Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries. As described in Note 2 — Summary of Significant Accounting Policies the Company has corrected the presentation of certain investments in time deposits and certificates of deposit in the 2009 condensed, consolidating financial statements.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	524	2,462,106	109,544	—	2,572,174
Receivables, net (substantially restricted)	—	1,204,903	15,162	—	1,220,065
Short-term investments (substantially restricted)	—	500,000	22,024	—	522,024
Available-for-sale-investments (substantially restricted)	—	102,771	—	—	102,771
Property and equipment	—	87,172	29,169	—	116,341
Goodwill	—	306,878	121,813	—	428,691
Other assets	4,820	190,295	18,397	—	213,512
Equity investments in subsidiaries	85,436	177,385	—	(262,821)	—
Intercompany receivables	—	187,441	—	(187,441)	—

Total assets	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,138,418	$66,957	$—	$4,205,375
Debt	—	810,888	—	—	810,888
Pension and other postretirement benefits	—	118,580	1,672	—	120,252
Accounts payable and other liabilities	54,803	65,629	28,829	—	149,261
Intercompany liabilities	146,175	—	41,266	(187,441)	—

Total liabilities	200,978	5,133,515	138,724	(187,441)	5,285,776
Total stockholders’ (deficit) equity	(110,198)	85,436	177,385	(262,821)	(110,198)

Total liabilities and stockholders’ (deficit) equity	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,203,416	$288,498	$(261,056)	$1,230,858
Investment revenue	—	16,368	543	—	16,911

Total revenue	—	1,219,784	289,041	(261,056)	1,247,769
EXPENSES
Fee and other commissions expense	—	576,447	148,388	(177,262)	547,573
Investment commissions expense	—	431	—	—	431

Total commissions expense	—	576,878	148,388	(177,262)	548,004
Compensation and benefits	(16)	173,624	62,088	—	235,696
Transaction and operations support	6,137	258,005	47,414	(83,794)	227,762
Occupancy, equipment and supplies	—	36,061	11,678	—	47,739
Depreciation and amortization	—	34,545	11,506	—	46,051

Total operating expenses	6,121	1,079,113	281,074	(261,056)	1,105,252

OPERATING (LOSS) INCOME	(6,121)	140,671	7,967	—	142,517

Other expense
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	86,165	—	—	86,165
Debt extinguishment costs	—	37,522	—	—	37,522
Other	6,442	5,091	343	—	11,876

Total other expenses, net	6,442	95,962	343	—	102,747

(Loss) income before income taxes	(12,563)	44,709	7,624	—	39,770
Income tax (benefit) expense	(4,397)	(18,386)	3,147	—	(19,636)

(Loss) income after income taxes	(8,166)	63,095	4,477	—	59,406
Equity income (loss) in subsidiaries	67,572	4,477	—	(72,049)	—

NET INCOME (LOSS)	$59,406	$67,572	$4,477	$(72,049)	$59,406

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,701	$112,536	$33,873	$—	$188,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	—	56,320	—	—	56,320
Proceeds from settlements of investments (substantially restricted)	—	32,820	—	—	32,820
Purchase of short-term investments (substantially restricted)	—	(494,142)	(46,196)	—	(540,338)
Proceeds from maturities of short-term investments (substantially restricted)	—	400,500	21,969	—	422,469
Purchases of property and equipment	—	(28,191)	(16,032)	—	(44,223)
Proceeds from disposal of assets and businesses	—	2,683	—	—	2,683
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Dividends to parent/Capital contribution from subsidiary guarantors	241,977	(6,439)	—	(235,538)	—

Net cash provided by (used in) investing activities	241,977	(36,449)	(40,312)	(235,538)	(70,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	536,025	—	—	536,025
Transaction costs for issuance and amendment of debt	—	(17,066)	—	—	(17,066)
Payments on debt	—	(366,625)	—	—	(366,625)
Prepayment penalty on debt	—	(23,188)	—	—	(23,188)
Additional consideration issued in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(5,444)	—	—	—	(5,444)
Cash dividends paid on mezzanine equity	(20,477)	—	—	—	(20,477)
Transaction costs for secondary offering	—	(3,396)	—	—	(3,396)
Proceeds from exercise of stock options	716	—	—	—	716
Intercompany financings	(40,140)	40,140	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241,977)	6,439	235,538	—

Net cash (used in) provided by financing activities	(283,678)	(76,087)	6,439	235,538	(117,788)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	108	2,704,865	160,968	—	2,865,941
Receivables, net (substantially restricted)	—	970,108	12,211	—	982,319
Short-term investments (substantially restricted)	—	405,769	—	—	405,769
Available-for-sale investments (substantially restricted)	—	160,936	—	—	160,936
Property and equipment	—	93,006	22,105	—	115,111
Goodwill	—	306,878	121,813	—	428,691
Other assets	—	141,469	15,500	—	156,969
Equity investments in subsidiaries	265,990	168,978	—	(434,968)	—
Intercompany receivables		260,803	—	(260,803)	—

Total assets	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)
Payment service obligations	$—	$4,095,734	$89,002	$—	$4,184,736
Debt	—	639,946	—	—	639,946
Pension and other postretirement benefits	—	119,008	1,528	—	120,536
Accounts payable and other liabilities	6,631	92,134	14,882	—	113,647
Intercompany liabilities	202,596	—	58,207	(260,803)	—

Total liabilities	209,227	4,946,822	163,619	(260,803)	5,058,865
Mezzanine equity	999,353	—	—	—	999,353
Total stockholders’ deficit (equity)	(942,482)	265,990	168,978	(434,968)	(942,482)

Total liabilities, mezzanine equity and stockholders’ deficit (equity)	$266,098	$5,212,812	$332,597	$(695,771)	$5,115,736

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,125,014	$204,267	$(183,969)	$1,145,312
Investment revenue	—	21,080	261	—	21,341

Total revenue	—	1,146,094	204,528	(183,969)	1,166,653
EXPENSES
Fee and other commissions expense	—	527,539	91,647	(118,427)	500,759
Investment commissions expense	—	737	—	—	737

Total commissions expense	—	528,276	91,647	(118,427)	501,496
Compensation and benefits	(217)	175,521	51,118	—	226,422
Transaction and operations support	1,564	208,966	40,794	(65,542)	185,782
Occupancy, equipment and supplies	—	36,987	9,494	—	46,481
Depreciation and amortization	—	37,412	10,662	—	48,074

Total operating expenses	1,347	987,162	203,715	(183,969)	1,008,255

OPERATING (LOSS) INCOME	(1,347)	158,932	813	—	158,398

Other expense (income)
Net securities (gains) losses	—	(2,115)	—	—	(2,115)
Interest expense	—	102,133	—	—	102,133
Other	—	—	—	—	—

Total other expenses, net	—	100,018	—	—	100,018

(Loss) income before income taxes	(1,347)	58,914	813	—	58,380
Income tax (benefit) expense	(471)	11,113	3,937	—	14,579

(Loss) income after income taxes	(876)	47,801	(3,124)	—	43,801
Equity income (loss) in subsidiaries	44,677	(3,124)	—	(41,553)	—

NET INCOME (LOSS)	$43,801	$44,677	$(3,124)	$(41,553)	$43,801

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(21,872)	$73,029	$9,580	$—	$60,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from settlements of investments (substantially restricted)	—	140,985	—	—	140,985
Purchase of short-term investments (substantially restricted)	—	(707,137)	—	—	(707,137)
Proceeds from maturities of short-term investments (substantially restricted)	—	701,368	—	—	701,368
Purchases of property and equipment, net of disposals	—	(17,901)	(14,753)	—	(32,654)
Cash paid for acquisitions, net of cash acquired	—	(1,436)	1,106	—	(330)
Dividends to parent/Capital contribution from subsidiary guarantors	20,000	(4,067)	—	(15,933)	—

Net cash provided by (used in) investing activities	20,000	111,812	(13,647)	(15,933)	102,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(165,000)	—	—	(165,000)
Proceeds from exercise of stock options	2,031	—	—	—	2,031
Intercompany financings	(159)	159	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(20,000)	4,067	15,933	—

Net cash provided by (used in) financing activities	1,872	(184,841)	4,067	15,933	(162,969)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS —Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2009

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,123,375	$126,810	$(121,693)	$1,128,492
Investment revenue	—	31,208	2,011	—	33,219

Total revenue	—	1,154,583	128,821	(121,693)	1,161,711
EXPENSES
Fee and other commissions expense	—	514,142	21,573	(38,610)	497,105
Investment commissions expense	—	1,362	—	—	1,362

Total commissions expense	—	515,504	21,573	(38,610)	498,467
Compensation and benefits	3,942	155,008	40,103	—	199,053
Transaction and operations support	42,878	267,375	57,107	(83,083)	284,277
Occupancy, equipment and supplies	—	37,999	9,426	—	47,425
Depreciation and amortization	—	44,979	12,112	—	57,091

Total operating expenses	46,820	1,020,865	140,321	(121,693)	1,086,313

OPERATING (LOSS) INCOME	(46,820)	133,718	(11,500)	—	75,398

Other expense (income)
Net securities (gains) losses	—	(7,790)	—	—	(7,790)
Interest expense	—	107,911	—	—	107,911
Other	—	(2,401)	—	—	(2,401)

Total other expenses, net	—	97,720	—	—	97,720

(Loss) income before income taxes	(46,820)	35,998	(11,500)	—	(22,322)
Income tax (benefit) expense	(16,387)	(6,010)	1,981	—	(20,416)

(Loss) income after income taxes	(30,433)	42,008	(13,481)	—	(1,906)
Equity income (loss) in subsidiaries	28,527	(13,481)	—	(15,046)	—

NET (LOSS) INCOME	$(1,906)	$28,527	$(13,481)	$(15,046)	$(1,906)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$25,847	$423,763	$32,924	$—	$482,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from settlements of investments (substantially restricted)	—	140,999	—	—	140,999
Purchase of short-term investments (substantially restricted)	—	(400,000)	—	—	(400,000)
Purchases of property and equipment	—	(26,253)	(11,695)	—	(37,948)
Proceeds from disposal of a business	—	4,500	—	—	4,500
Cash paid for acquisitions, net of cash acquired	—	—	(3,210)	—	(3,210)
Capital contribution to subsidiary guarantors	—	18,019	—	(18,019)	—

Net cash used in investing activities	—	(262,735)	(14,905)	(18,019)	(295,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(41,875)	—	—	(41,875)
Payments on revolving credit facility	—	(145,000)	—	—	(145,000)
Intercompany financings	(25,847)	25,847	—	—	—
Capital contribution from non-guarantors	—	—	(18,019)	18,019	—

Net cash (used in) provided by financing activities	(25,847)	(161,028)	(18,019)	18,019	(186,875)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS —Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—