Form 10-Q
period 2012-03-31
MONEYGRAM INTERNATIONAL INC
filed 2012-05-04
CIK 1273931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	(Do not check if a smaller reporting company)	Accelerated filer	☒
Non-accelerated filer	☐		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 27, 2012, 57,836,029 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Amounts in thousands, except share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,547,250	2,572,174
Receivables, net (substantially restricted)	1,210,506	1,220,065
Short-term investments (substantially restricted)	525,356	522,024
Available-for-sale investments (substantially restricted)	93,127	102,771
Property and equipment	116,883	116,341
Goodwill	428,691	428,691
Other assets	214,365	213,512

Total assets	$5,136,178	$5,175,578

LIABILITIES
Payment service obligations	$4,152,604	$4,205,375
Debt	810,623	810,888
Pension and other postretirement benefits	118,690	120,252
Accounts payable and other liabilities	146,747	149,261

Total liabilities	5,228,664	5,285,776

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock-Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at March 31, 2012 and December 31, 2011	281,898	281,898
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at March 31, 2012 and December 31, 2011	623	623
Additional paid-in capital	992,711	989,188
Retained loss	(1,206,285)	(1,216,543)
Accumulated other comprehensive loss	(34,131)	(38,028)
Treasury stock: 4,427,934 and 4,429,184 shares at March 31, 2012 and December 31, 2011, respectively	(127,302)	(127,336)

Total stockholders’ deficit	(92,486)	(110,198)

Total liabilities and stockholders’ deficit	$5,136,178	$5,175,578

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
REVENUE
Fee and other revenue	$314,918	$290,009
Investment revenue	3,177	4,015

Total revenue	318,095	294,024

EXPENSES
Fee and other commissions expense	141,915	129,060
Investment commissions expense	77	140

Total commissions expense	141,992	129,200
Compensation and benefits	59,064	59,295
Transaction and operations support	58,214	50,409
Occupancy, equipment and supplies	12,211	11,753
Depreciation and amortization	10,683	11,666

Total operating expenses	282,164	262,323

OPERATING INCOME	35,931	31,701

Other expense
Interest expense	17,883	20,613

Total other expenses, net	17,883	20,613

Income before income taxes	18,048	11,088

Income tax expense (benefit)	7,779	(2,957)

NET INCOME	$10,269	$14,045

INCOME (LOSS) PER COMMON SHARE
Basic	$0.14	$(2.08)
Diluted	$0.14	$(2.08)

Net income (loss) available to common stockholders:
Net income as reported	$10,269	$14,045
Accrued preferred stock dividends	—	(33,209)
Accretion recognized on preferred stock	—	(2,559)

Net income (loss) available to common stockholders	$10,269	$(21,723)

Weighted-average outstanding common shares and equivalents used in computing earnings per share
Basic	71,490	10,455
Diluted	71,651	10,455

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
NET INCOME	$10,269	$14,045

OTHER COMPREHENSIVE INCOME

Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $532 and $0	974	1,944

Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $57 and $57	(92)	(92)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $596 and $621	972	1,012
Unrealized foreign currency translation gains, net of tax expense of $1,252 and $443	2,043	723

Other comprehensive income	3,897	3,587

COMPREHENSIVE INCOME	$14,166	$17,632

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,269	$14,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,683	11,666
Asset impairments and net losses upon disposal	247	(282)
Amortization of debt discount and deferred financing costs	1,397	1,591
Provision for uncollectible receivables	1,463	1,349
Non-cash compensation and pension expense	5,331	6,922
Other non-cash items, net	(1,483)	455
Changes in foreign currency translation adjustments	2,043	723
Signing bonus amortization	8,343	7,948
Signing bonus payments	(4,934)	(6,778)
Change in other assets	458	4,239
Change in accounts payable and other liabilities	(4,430)	(20,095)

Total adjustments	19,118	7,738
Change in cash and cash equivalents (substantially restricted)	24,924	89,932
Change in receivables, net (substantially restricted)	8,096	24,025
Change in payment service obligations	(52,771)	(139,471)

Net cash provided by (used in) operating activities	9,636	(3,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	10,820	17,462
Purchases of short-term investments (substantially restricted)	(211,756)	(205,441)
Proceeds from maturities of short-term investments (substantially restricted)	210,113	200,500
Purchases of property and equipment	(18,632)	(8,973)
Proceeds from disposal of assets and businesses	172	—

Net cash (used in) provided by investing activities	(9,283)	3,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(375)	—
Proceeds from exercise of stock options	22	183

Net cash (used in) provided by financing activities	(353)	183

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS - Beginning of period	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

UNAUDITED

(Amounts in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2011	$281,898	$623	$989,188	$(1,216,543)	$(38,028)	$(127,336)	$(110,198)
Net income	—	—	—	10,269	—	—	10,269
Employee benefit plans	—	—	3,523	(11)	—	34	3,546
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	974	—	974
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	(92)	—	(92)
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	972	—	972
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	2,043	—	2,043

March 31, 2012	$281,898	$623	$992,711	$(1,206,285)	$(34,131)	$(127,302)	$(92,486)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at March 31, 2012 and December 31, 2011:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents (substantially restricted)	$2,547,250	$2,572,174
Receivables, net (substantially restricted)	1,210,506	1,220,065
Short-term investments (substantially restricted)	525,356	522,024
Available-for-sale investments (substantially restricted)	93,127	102,771

	4,376,239	4,417,034
Payment service obligations	(4,152,604)	(4,205,375)

Assets in excess of payment service obligations	$223,635	$211,659

The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2012 and December 31, 2011.

Note 3 — Fair Value Measurement

The following tables set forth the Company’s financial assets and liabilities measured at fair value by hierarchy level:

	Balance at March 31,	Fair Value at March 31, 2012
(Amounts in thousands)	2012	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$8,856	$—	$8,856	$—	$8,856
Residential mortgage-backed securities - agencies	58,874	—	58,874	—	58,874
Other asset-backed securities	25,397	—	—	25,397	25,397
Investment related to deferred compensation trust	8,497	8,497	—	—	8,497

Total financial assets	$101,624	$8,497	$67,730	$25,397	$101,624

Financial liabilities:

Forward contracts	$739	$—	$739	$—	$739

	Balance at December 31,	Fair Value at December 31, 2011
(Amounts in thousands)	2011	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$8,827	$—	$8,827	$—	$8,827
Residential mortgage-backed securities - agencies	69,712	—	69,712	—	69,712
Other asset-backed securities	24,232	—	—	24,232	24,232
Investment related to deferred compensation trust	8,118	8,118	—	—	8,118
Forward contracts	399	—	399	—	399

Total financial assets	$111,288	$8,118	$78,938	$24,232	$111,288

Financial liabilities:

Forward contracts	$46	$—	$46	$—	$46

For other asset–backed securities, investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal,which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset–backed securities also include significant non–observable inputs such as internally assessed credit ratings for non–rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments. The table below provides a roll-forward of the ‘Other asset-backed securities’, the only financial assets classified in Level 3, which are measured at fair value on a recurring basis, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Beginning balance	$24,232	$23,710
Realized gains	—	—
Realized losses	—	—
Principal paydowns	(64)	(410)
Other-than-temporary impairments	—	—
Unrealized gains - instruments still held at the reporting date	2,050	4,093
Unrealized losses - instruments still held at the reporting date	(821)	(1,053)

Ending balance	$25,397	$26,340

When applicable, realized gains and losses and other-than-temporary impairments related to available-for-sale investment securities are reported in the “Net securities (gains) losses” line in the Consolidated Statements of Income. Unrealized gains and losses related to available-for-sale securities are recorded in accumulated other comprehensive loss in stockholders’ deficit.

Assets and liabilities that are disclosed at fair value — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). As of March 31, 2012, the fair value of the senior secured facility is $484.4 million compared to the carrying value of $486.0 million. As of March 31, 2012, the fair value of the Company’s second lien notes is estimated at $337.2 million compared to a carrying value of $325.0 million. As of December 31, 2011, the fair value of the senior secured facility is $479.8 million compared to the carrying value of $489.6 million. As of December 31, 2011 the fair value of the Company’s second lien notes is estimated at $335.6 million compared to a carrying value of $325.0 million.

Note 4 — Investment Portfolio

Components of the Company’s investment portfolio are as follows:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Cash	$2,069,309	$2,016,451
Money markets	477,887	555,659
Deposits	54	64

Cash and cash equivalents (substantially restricted)	2,547,250	2,572,174
Short-term investments (substantially restricted)	525,356	522,024
Available-for-sale investments (substantially restricted)	93,127	102,771

Total investment portfolio	$3,165,733	$3,196,969

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

Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated A+ as of the date of this filing.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at March 31, 2012:

	March 31, 2012
(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price
Residential mortgage-backed securities-agencies	$54,330	$4,544	$—	$58,874	$109.13
Other asset-backed securities	8,565	16,832	—	25,397	5.78
United States government agencies	7,840	1,016	—	8,856	98.40

Total	$70,735	$22,392	$—	$93,127	$18.53

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2011:

	December 31, 2011
(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price
Residential mortgage-backed securities - agencies	$65,211	$4,501	$—	$69,712	$107.63
Other asset-backed securities	8,951	15,281	—	24,232	5.49
United States government agencies	7,723	1,104	—	8,827	98.08

Total	$81,885	$20,886	$—	$102,771	$21.83

At March 31, 2012 and December 31, 2011, approximately 73 percent and 76 percent, respectively, of the available-for-sale portfolio were invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure, as factored into the fair value estimates, with the average price of an asset-backed security at $0.06 per dollar of par at March 31, 2012.

Gains and Losses and Other-Than-Temporary Impairments — At March 31, 2012 and December 31, 2011, net unrealized gains of $22.5 million and $21.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three months ended March 31, 2012 and 2011, no net gains or losses were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period.

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2012 and December 31, 2011 consisted of the following ratings:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
AAA, including United States agencies	23	$67,467	72%	24	$78,267	76%
Below investment grade	59	25,660	28%	60	24,504	24%

Total	82	$93,127	100%	84	$102,771	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be a less than $0.1 million change to investments rated A or better at March 31, 2012 and December 31, 2011.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	March 31, 2012		December 31, 2011
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,001	$1,034	$—	$—
After one year through five years	6,839	7,822	7,723	8,827
Mortgage-backed and other asset-backed securities	62,895	84,271	74,162	93,944

Total	$70,735	$93,127	$81,885	$102,771

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at March 31, 2012 and December 31, 2011: 65 percent and 69 percent, respectively, used a third party pricing service; 15 percent and 13 percent, respectively, used broker pricing; and 20 percent and 18 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — As of March 31, 2012, the Company had a nominal amount of unrealized losses in its available-for-sale portfolio, with one residential mortgage-backed agency security in an unrealized loss position aged 12 months or more, after the recognition of other-than-temporary impairment charges. At December 31, 2011, the Company had no unrealized losses in its available-for-sale portfolio.

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Income includes the following (gains) losses related to assets and liabilities denominated in foreign currencies:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net realized foreign currency gains	$(4,486)	$(6,590)
Net losses from the related forward contracts	3,965	8,086

Net (gains) losses from foreign currency transactions and related forward contracts	$(521)	$1,496

As of March 31, 2012 and December 31, 2011, the Company had $66.2 million and $65.5 million, respectively, of outstanding notional amounts relating to its forward contracts. At March 31, 2012 and December 31, 2011, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
(Amounts in thousands)	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Forward contracts	Other assets	$—	$399	$739	$46

Note 6 — Property and Equipment

Property and equipment consists of the following at March 31, 2012 and December 31, 2011:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Computer hardware and software	$205,251	$196,168
Signage	81,280	80,303
Agent equipment	69,278	69,643
Office furniture and equipment	35,274	36,733
Leasehold improvements	23,721	27,562
Land	410	410

	415,214	410,819
Accumulated depreciation	(298,331)	(294,478)

Total property and equipment	$116,883	$116,341

Depreciation expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Computer hardware and software	$5,062	$5,410
Signage	2,770	2,271
Agent equipment	1,079	1,803
Office furniture and equipment	901	972
Leasehold improvements	709	873

Total depreciation expense	$10,521	$11,329

At March 31, 2012 and December 31, 2011, there was $2.7 million and $9.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the three months ended March 31, 2012, the Company recognized a disposal loss of $0.4 million on furniture and equipment related to the closing of an office location. The loss is recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Income.

Note 7 — Debt

Following is a summary of the Company’s outstanding debt:

	2011 Credit Agreement
(Amounts in thousands)	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Second Lien Notes due 2018	Total Debt
Balance at December 31, 2011	$339,232	$146,656	$325,000	$810,888
Payments	—	(375)	—	(375)
Accretion of discount	33	77	—	110

Balance at March 31, 2012	$339,265	$146,358	$325,000	$810,623

Weighted average interest rate	4.44%	4.44%	13.25%

2008 Senior Facility — In connection with the Company’s recapitalization transaction in May 2011 (the “2011 Recapitalization”), the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the JP Morgan prime bank rate or the Eurodollar rate. During the three months ended March 31, 2011, the Company elected the United States prime bank rate as its interest basis, and had a weighted average interest rate of 5.75 percent for the Senior Tranche A Loan and 7.25% for the Senior Tranche B Loan. The Company recognized $0.1 million of discount accretion through the “Interest expense” line in the Consolidated Statements of Income during the three months ending March 31, 2011.

2011 Credit Agreement —The Company may elect an interest rate under the agreement governing the Company’s senior secured credit facility (the “2011 Credit Agreement”) at each reset period based on the Bank of America alternate base rate or the Eurodollar rate. The interest rate election may be made individually for the term loan, incremental term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus 300 basis points. Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the Bank of America alternate base rate. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent.

Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees. As of March 31, 2012, the Company has $137.3 million of availability under the revolving credit facility, net of $12.7 million of outstanding letters of credit that reduce the amount available. At March 31, 2012 there were no amounts outstanding under the revolving credit facility.

Following is the debt discount amortization recorded in “Interest expense” in the Consolidated Statements of Income for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Total amortization of discount	$110	$144

Second Lien Notes — Prior to the fifth anniversary of the issuance of the notes, the Company may redeem some or all of the second lien notes at a price equal to 100 percent of the principal, plus any accrued and unpaid interest plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Starting with the fifth anniversary of the issuance of the notes, the Company may redeem some or all of the second lien notes at prices expressed as a percentage of the outstanding principal amount of the second lien notes plus accrued and unpaid interest, starting at approximately 107 percent on the fifth anniversary, decreasing to 100 percent on or after the eighth anniversary. Upon a change of control, as defined by the Note Purchase Agreement, the Company is required to make an offer to repurchase the second lien notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the second lien notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the second lien notes or have not been used to repay certain debt.

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

At March 31, 2012, the Company was in compliance with its financial covenants.

Deferred Financing Costs —The Company capitalized financing costs in “Other assets” in the Consolidated Balance Sheets and amortized them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Income. Following is a summary of the deferred financing costs at March 31:

	2011 Credit Agreement
(Amounts in thousands)	Senior secured credit facility	Senior secured incremental term	Senior revolving credit facility	Second Lien Notes	Total Deferred Financing Costs
Balance at December 31, 2011	$6,882	$3,092	$3,523	$16,649	$30,146
Amortization of deferred financing costs	(293)	(201)	(201)	(649)	(1,344)
Write-off of deferred financing costs	—	(7)	—	—	(7)

Balance at March 31, 2012	$6,589	$2,884	$3,322	$16,000	$28,795

Interest Paid in Cash — The Company paid $16.5 million and $18.7 million of interest for the three months ended March 31, 2012 and 2011, respectively.

Maturities — At March 31, 2012, debt totaling $481.0 million will mature in 2017 and $325.0 million will mature in 2018, while debt principal totaling $8.3 million will be paid in increments of $0.4 million quarterly through 2017.

Note 8 — Pensions and Other Benefits

Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Interest cost	$2,639	$2,841
Expected return on plan assets	(1,969)	(2,056)
Amortization of prior service cost (credit)	7	7
Recognized net actuarial loss	1,470	1,572

Net periodic benefit expense	$2,147	$2,364

Benefits paid through the defined benefit pension plan were $2.4 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively. The Company made contributions to the defined benefit pension plan of $1.4 million and $0.9 million during the three months ended March 31, 2012 and 2011, respectively. Benefits paid through, and contributions made to, the combined SERPs were $0.8 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Following is a summary of the net actuarial loss and prior service costs for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net actuarial loss	$1,470	$1,572
Tax benefit on net actuarial loss	(558)	(598)
Prior service costs	7	7
Tax benefit on prior service costs	(3)	(3)

Net amortization from accumulated other comprehensive income	$916	$978

Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Interest cost	$24	$13
Amortization of prior service cost (credit)	(156)	(156)
Recognized net actuarial loss	98	61

Net periodic benefit expense	$(34)	$(82)

Benefits paid through, and contributions made to, the postretirement benefit plans were less than $0.1 million for both the three months ended March 31, 2012 and 2011.

Following is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net actuarial loss	$98	$61
Tax benefit on net actuarial loss	(37)	(23)
Prior service costs (credits)	(156)	(156)
Tax expense (benefit) on prior service costs	59	60

Net amortization from accumulated other comprehensive income	$(36)	$(58)

Contribution expense for the 401(k) defined contribution plan was $0.8 million for both the three months ended March 31, 2012 and 2011.

International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions expense related to international plans were $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Deferred Compensation Plans — In the first quarter of 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of management and highly compensated employees, was amended to terminate all employee deferral accounts on the amendment date and pay each participant the balance of their account in a lump sum no earlier than one year from termination and no later than December 31, 2012. In the three months ended March 31, 2012, the Company made $0.5 million in payments and no further payments are due under the amendments made in the first quarter of 2011.

The deferred compensation plans are unfunded and unsecured and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan which are funded through voluntary contributions by the Company. At March 31, 2012 and December 31, 2011, the Company had a liability related to the deferred compensation plans of $2.6 million and $3.4 million respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $8.5 million and $8.1 million at March 31, 2012 and December 31, 2011, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 9 — Stockholders’ Deficit

Reverse Stock Split — On November 14, 2011, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-8. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

Following is a summary of the activity of the Company’s stock authorized, issued and outstanding:

	D Stock			Common Stock			Treasury Stock
(Amounts in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)
Stock option exercise	—	—	—	—	—	1	1

March 31, 2012	200	109	109	162,500	62,264	57,836	(4,428)

	D Stock			Common Stock			Treasury Stock
(Amounts in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2010	—	—	—	162,500	15,389	10,453	(4,936)
Stock option exercise	—	—	—	—	—	90	90

March 31, 2011	—	—	—	162,500	15,389	10,543	(4,846)

Common Stock — The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three months ended March 31, 2012. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at March 31, 2012 and December 31, 2011 include:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Net unrealized gains on securities classified as available-for-sale, net of tax	$22,453	$21,479
Cumulative foreign currency translation adjustments, net of tax	3,064	1,021
Prior service credit for pension and postretirement benefits, net of tax	1,942	2,034
Unrealized losses on pension and postretirement benefits, net of tax	(61,590)	(62,562)

Accumulated other comprehensive loss	$(34,131)	$(38,028)

Note 10 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. The Company is authorized to issue a total of 5,875,000 of share-based awards. As of March 31, 2012, the Company has remaining authorization to issue future grants of up to 1,374,738 shares.

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

Following is a summary of stock-based compensation expense for the three months ended March 31:

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
Expense recognized related to stock options	$3,182	$4,451
Expense recognized related to restricted stock units	341	148
Expense related to stock appreciation rights	9	—

Stock-based compensation expense	$3,532	$4,599

Stock Options —Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.

Pursuant to the terms of grants made in 2012, options awarded become exercisable through the passage of time over a four-year period in an equal number of shares each year, and have a term of 10 years.

For purposes of determining the fair value of stock options awarded in 2012, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the three months ended March 31, 2012:

Expected dividend yield (1)	0.0%
Expected volatility (2)	71.37% - 71.79%
Risk-free interest rate (3)	1.23% - 1.53%
Expected life (4)	6.25 years
Weighted-average grant-date fair value per option	$11.59 - $11.88

(1)

Expected dividend yield represents the level of dividends expected to be paid on the Company’s common stock over the expected term of the option. The Company does not anticipate declaring any dividends at this time.

(2)

Expected volatility is the amount by which the Company’s stock price has fluctuated or will fluctuate during the expected term of the option. The Company’s expected volatility is calculated based on the historical volatility of the price of the Company’s common stock since the spin-off from Viad Corporation on June 30, 2004. The Company also considers any known or anticipated factors that will likely impact future volatility.

(3)

The risk-free interest rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option, while the risk-free rate for the Monte-Carlo simulation is based on the five-year United States Treasury yield in effect at the time of grant.

(4)

Expected life represents the period of time that options are expected to be outstanding. The expected life was determined using the simplified method as the pattern of changes in the value of the Company’s common stock and exercise activity since late 2007 has been inconsistent and substantially different from historical patterns. Additionally, there have been minimal stock option exercises, which would be representative of the Company’s normal exercise activity since 2007. Accordingly, the Company does not believe that historical terms are relevant to the assessment of the expected life of the grant. Based on these factors, the Company does not believe that it has the ability to make a more refined estimate than the use of the simplified method.

A summary of the Company’s stock option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2011	5,365,085	$23.45
Granted	42,218	18.18
Exercised	(1,250)	17.36
Forfeited/Expired	(50,726)	145.63

Options outstanding at March 31, 2012	5,355,327	$22.26	7.78 years	$4,397

Vested or expected to vest at March 31, 2012	5,196,467	$22.28	7.75 years	$4,353

Options exercisable at March 31, 2012	1,261,699	$26.63	6.82 years	$2,390

The following represents stock option compensation information as of March 31, 2012:

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
Intrinsic value of options exercised	$1,025	$80,410
Cash received from option exercises	$22	$183
Unrecognized stock option expense	$21,220
Remaining weighted-average vesting period	1.5 years

Restricted Stock Units — In the first quarter of 2012, the Company issued performance-based restricted stock units to certain employees, which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses, meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grant, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of such dates. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to vest in 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.

The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2012 performance based restricted stock unit grants, the grant date fair value at the minimum, target and maximum thresholds is $0.4 million, $0.9 million and $1.7 million, respectively. As of March 31, 2012, the Company believes it is probable it will achieve the performance goal at the target level on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Income using the straight-line method over the vesting period.

A summary of the Company’s restricted stock unit activity for the three months ended March 31, 2012 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2011	337,676	$17.77
Granted	48,922	18.20
Forfeited	(1,120)	18.00

Restricted stock units outstanding at March 31, 2012	385,478	$17.82

As of March 31, 2012, the Company’s outstanding restricted stock units had unrecognized compensation expense of $2.4 million and a remaining weighted-average vesting period of 2.5 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of March 31, 2012 under the minimum and maximum thresholds is $1.2 million and $4.6 million, respectively.

Note 11 — Income Taxes

For the three months ended March 31, 2012, the Company had $7.8 million of income tax expense on pre-tax income of $18.0 million. For the three months ended March 31, 2011, the Company had $3.0 million of income tax benefit on pre-tax income of $11.1 million, primarily reflecting a discrete benefit of $3.5 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future. The Company paid $0.1 million of federal and state income taxes for each of the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, interest and penalties for unrecognized tax benefits were less than $0.1 million compared to $0.1 million for the three months ended March 31, 2011. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Income. As of March 31, 2012 and December 31, 2011, the Company had a liability of $1.6 million for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the second quarter of 2010, the IRS completed its examination of the Company’s consolidated income tax returns for 2005 to 2007 and issued its Revenue Agent Report (“RAR”) challenging the Company’s tax position relating to net securities losses and disallowing the related deductions. The Company disagreed with the RAR regarding the net securities losses and filed a protest letter. The Company had conferences with the IRS Appeals Office in 2010 and through October 2011, but was unable to reach agreement with the IRS Appeals Division. A Notice of Deficiency related to these items was received in April 2012. The Company is also currently under examination for its 2008 and 2009 tax returns, which had similar deductions, and received an RAR for 2008 and 2009 in April 2012. The Company anticipates receiving a Notice of Deficiency within the next 12 months. The Company intends to petition the United States Tax Court contesting the adjustments in the Notice of Deficiency. Approximately $955.0 million of cumulative deductions were taken for net securities losses in its 2007, 2008 and

2009 tax returns. As of March 31, 2012, the Company has recognized a cumulative benefit of approximately $136.1 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 12 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment with terms through 2021. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At March 31, 2012, the deferred rent liability relating to incentives was $2.4 million.

Rent expense under operating leases was $3.8 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are (amounts in thousands):

Year 1	$13,122
Year 2	12,251
Year 3	11,419
Year 4	7,376
Year 5	3,065
Thereafter	10,254

Total	$57,487

Credit Facilities — At March 31, 2012, the Company has overdraft facilities through its senior facility consisting of $12.7 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit were outstanding as of March 31, 2012. These overdraft facilities reduce amounts available under the senior facility. Fees on the letters of credit are paid in accordance with the terms of the senior facility described in Note 7 — Debt.

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

As of March 31, 2012, the liability for minimum commission guarantees is $1.9 million and the maximum amount that could be paid under the minimum commission guarantees is $7.1 million over a weighted average remaining term of 3.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the three months ended March 31, 2012, the Company paid less than $0.1 million, or 6 percent, of the estimated maximum payment for the year.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2012, the total amount of unfunded commitments related to these agreements was $0.3 million. The amortization expense was recognized as part of “Transaction and operations support” expense in the Consolidated Statements of Income.

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated.

Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $3.6 million and $3.0 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. A charge of $1.6 million and $0.8 million, net of insurance recoveries, was recorded in the “Transaction and operations support” line in the Consolidated Statements of Income during the three months ended March 31, 2012 and 2011, respectively.

Litigation Commenced Against the Company:

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purported to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs seek to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the recapitalization transaction. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The Company has also been notified of a request for interviews of one current executive officer and one former chief executive officer of the Company. The U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania (the “MDPA USAO”) and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice (“US DOJ”). MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. MoneyGram continues to engage in discussions and cooperate with such government representatives regarding the ongoing investigation. During the course of these discussions, the Company was advised that consideration is being given to a range of possible outcomes, including the seeking of criminal penalties against the Company. However, no conclusions can be drawn at this time as to the outcome of the investigation, and we are unable to predict the probable loss, or range of loss, if any, associated with this matter. On March 19, 2012, the Company entered into a tolling agreement with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice that tolled the statute of limitations applicable to any criminal proceedings that the government might later initiate to include the period from March 23, 2012 through and including December 31, 2012.

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

Action Commenced by the Company:

In March 2012, MoneyGram International initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against Goldman Sachs & Co. (“Goldman”). The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities (“RMBS”) and Collateral Debt Obligations (“CDO”) that Goldman sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman and its affiliates.

Note 13 — Earnings per Common Share

For discrete periods from January 1, 2008 through June 30, 2011, the Company utilized the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings was determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share.

For all periods in which it is outstanding, the Company’s Series D Participating Convertible Preferred Stock (“D Stock”) is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share as the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of the Company’s Series B Participating Convertible Preferred Stock (collectively, the “Series B Stock”) were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

Effective for discrete periods beginning after June 30, 2011, the Company no longer applies the two-class method of calculating basic earnings per share as the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent. Following is a reconciliation of the weighted-average share amounts used in calculating earnings per share:

(Amounts in thousands)	Three Months Ended March 31,
	2012	2011
Basic common shares outstanding	71,490	10,455
Shares related to stock options	143	—
Shares related to restricted stock and stock units	18	—

Diluted common shares outstanding	71,651	10,455

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

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Shares related to stock options	4,846	5,135
Shares related to restricted stock and stock units	323	—
Shares related to preferred stock	—	55,629

Shares excluded from the computation	5,169	60,764

Note 14 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011–04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011–04”). ASU 2011–04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011–04 on January 1, 2012, which resulted in additional fair value measurement disclosures.

In June 2011, the FASB issued ASU No. 2011–05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, (“ASU 2011–05”) to amend financial statement presentation guidance for other comprehensive income (“OCI”). Under ASU 2011–05, the statement of income and OCI can be presented either as a continuous statement or in two separate consecutive statements. As such, the option to present the components of other comprehensive income as part of the statement of stockholders’ equity is eliminated. The amendments in ASU 2011–05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011–05 was adopted on January 1, 2012 with no impact to the Company’s Consolidated Financial Statements.

Note 15 — Segment Information

The Company conducts its business through two reportable segments, Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 29.1 percent and 30.0 percent of total revenue for the three months ended March 31, 2012 and 2011, respectively. The following tables set forth revenue, operating results, depreciation and amortization, capital expenditures and assets by segment:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Revenue:
Global Funds Transfer:
Money transfer	$268,491	$239,704
Bill payment	27,644	30,077

Total Global Funds Transfer	296,135	269,781
Financial Paper Products:
Money order	14,890	15,730
Official check	6,778	8,166

Total Financial Paper Products	21,668	23,896
Other	292	347

Total revenue	$318,095	$294,024

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Segment operating income:
Global Funds Transfer	$33,282	$26,447
Financial Paper Products	8,990	8,380
Other	(569)	(263)

Total segment operating income	41,703	34,564
Other unallocated expenses	5,772	2,863

Total operating income	35,931	31,701
Interest expense	17,883	20,613

Income before income taxes	$18,048	$11,088

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Depreciation and amortization:
Global Funds Transfer	$9,749	$10,113
Financial Paper Products	914	1,544
Other	20	9

Total depreciation and amortization	$10,683	$11,666

Capital expenditures:
Global Funds Transfer	$9,537	$6,891
Financial Paper Products	2,033	874

Total capital expenditures	$11,570	$7,765

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. Long-lived assets are principally located in the United States. The table below presents revenue by major geographic area for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
United States	$200,532	$187,898
International	117,563	106,126

Total revenue	$318,095	$294,024

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

The following information represents condensed, consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, along with condensed, consolidating Statements of Income (Loss), Statements of Comprehensive Income and Statements of Cash Flows for the three months ended March 31, 2012 and 2011. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	546	2,456,657	90,047	—	2,547,250
Receivables, net (substantially restricted)	—	1,192,829	17,677	—	1,210,506
Short-term investments (substantially restricted)	—	500,000	25,356	—	525,356
Available-for-sale investments (substantially restricted)	—	93,127	—	—	93,127
Property and equipment	—	89,859	27,024	—	116,883
Goodwill	—	306,878	121,813	—	428,691
Other assets	5,169	190,066	18,885	—	214,120
Equity investments in subsidiaries	100,750	177,662	—	(278,412)	—
Intercompany receivables	—	180,983	—	(180,738)	245

Total assets	$106,465	$5,188,061	$300,802	$(459,150)	$5,136,178

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,099,572	$53,032	$—	$4,152,604
Debt	—	810,623	—	—	810,623
Pension and other postretirement benefits	—	116,908	1,782	—	118,690
Accounts payable and other liabilities	62,885	60,208	23,654	—	146,747
Intercompany liabilities	136,066	—	44,672	(180,738)	—

Total liabilities	198,951	5,087,311	123,140	(180,738)	5,228,664
Total stockholders’ (deficit) equity	(92,486)	100,750	177,662	(278,412)	(92,486)

Total liabilities and stockholders’ (deficit) equity	$106,465	$5,188,061	$300,802	$(459,150)	$5,136,178

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	524	2,462,106	109,544	—	2,572,174
Receivables, net (substantially restricted)	—	1,204,903	15,162	—	1,220,065
Short-term investments (substantially restricted)	—	500,000	22,024	—	522,024
Available-for-sale investments (substantially restricted)	—	102,771	—	—	102,771
Property and equipment	—	87,172	29,169	—	116,341
Goodwill	—	306,878	121,813	—	428,691
Other assets	4,820	190,295	18,397	—	213,512
Equity investments in subsidiaries	85,436	177,385	—	(262,821)	—
Intercompany receivables	—	187,441	—	(187,441)	—

Total assets	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,138,418	$66,957	$—	$4,205,375
Debt	—	810,888	—	—	810,888
Pension and other postretirement benefits	—	118,580	1,672	—	120,252
Accounts payable and other liabilities	54,803	65,629	28,829	—	149,261
Intercompany liabilities	146,175	—	41,266	(187,441)	—

Total liabilities	200,978	5,133,515	138,724	(187,441)	5,285,776
Total stockholders’ (deficit) equity	(110,198)	85,436	177,385	(262,821)	(110,198)

Total liabilities and stockholders’ (deficit) equity	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$340,367	$69,312	$(94,761)	$314,918
Investment revenue	—	2,943	234	—	3,177

Total revenue	—	343,310	69,546	(94,761)	318,095
EXPENSES
Fee and other commissions expense	—	179,454	37,873	(75,412)	141,915
Investment commissions expense	—	77	—	—	77

Total commissions expense	—	179,531	37,873	(75,412)	141,992
Compensation and benefits	—	44,026	15,038	—	59,064
Transaction and operations support	1,766	64,022	11,775	(19,349)	58,214
Occupancy, equipment and supplies	—	9,019	3,192	—	12,211
Depreciation and amortization	—	7,599	3,084	—	10,683

Total operating expenses	1,766	304,197	70,962	(94,761)	282,164

OPERATING (LOSS) INCOME	(1,766)	39,113	(1,416)	—	35,931

Other expense
Interest expense	—	17,883	—	—	17,883

Total other expenses, net	—	17,883	—	—	17,883

(Loss) income before income taxes	(1,766)	21,230	(1,416)	—	18,048
Income tax (benefit) expense	(618)	8,361	36	—	7,779

(Loss) income after income taxes	(1,148)	12,869	(1,452)	—	10,269
Equity income (loss) in subsidiaries	11,417	(1,452)	—	(9,965)	—

NET INCOME (LOSS)	$10,269	$11,417	$(1,452)	$(9,965)	$10,269

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$284,678	$63,273	$(57,942)	$290,009
Investment revenue	—	3,935	80	—	4,015

Total revenue	—	288,613	63,353	(57,942)	294,024
EXPENSES
Fee and other commissions expense	—	135,088	26,942	(32,970)	129,060
Investment commissions expense	—	140	—	—	140

Total commissions expense	—	135,228	26,942	(32,970)	129,200
Compensation and benefits	(31)	44,142	15,184	—	59,295
Transaction and operations support	1,024	66,076	8,281	(24,972)	50,409
Occupancy, equipment and supplies	—	8,811	2,942	—	11,753
Depreciation and amortization	—	9,037	2,629	—	11,666

Total operating expenses	993	263,294	55,978	(57,942)	262,323

OPERATING (LOSS) INCOME	(993)	25,319	7,375	—	31,701

Other expense
Interest expense	—	20,613	—	—	20,613

Total other expenses, net	—	20,613	—	—	20,613

(Loss) income before income taxes	(993)	4,706	7,375	—	11,088
Income tax (benefit) expense	(347)	(2,910)	300	—	(2,957)

(Loss) income after income taxes	(646)	7,616	7,075	—	14,045
Equity income (loss) in subsidiaries	14,691	7,075	—	(21,766)	—

NET INCOME (LOSS)	$14,045	$14,691	$7,075	$(21,766)	$14,045

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVEINCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME	$10,269	$11,417	$(1,452)	$(9,965)	$10,269

OTHER COMPREHENSIVE INCOME

Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $532	974	974	—	(974)	974

Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $57	(92)	(92)	—	92	(92)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $596	972	972	—	(972)	972

Unrealized foreign currency translation gains, net of tax expense of $1,252	2,043	2,043	1,062	(3,105)	2,043

Other comprehensive income	3,897	3,897	1,062	(4,959)	3,897

COMPREHENSIVE INCOME	$14,166	$15,314	$(390)	$(14,924)	$14,166

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVEINCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME	$14,045	$14,691	$7,075	$(21,766)	$14,045

OTHER COMPREHENSIVE INCOME

Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0	1,944	1,944	—	(1,944)	1,944

Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $57	(92)	(92)	—	92	(92)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $621	1,012	1,012	—	(1,012)	1,012

Unrealized foreign currency translation gains, net of tax expense of $443	723	1,049	369	(1,418)	723

Other comprehensive income	3,587	3,913	369	(4,282)	3,587

COMPREHENSIVE INCOME	$17,632	$18,604	$7,444	$(26,048)	$17,632

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,087	$(5,234)	$4,783	$—	$9,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments (substantially restricted)	—	10,820	—	—	10,820
Purchases of short-term investments (substantially restricted)	—	(200,000)	(11,756)	—	(211,756)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,000	10,113	—	210,113
Purchases of property and equipment, net of disposals	—	(14,825)	(3,807)	—	(18,632)
Proceeds from disposal of assets and businesses	—	172	—	—	172
Capital contribution from subsidiary guarantors	—	(667)	—	667	—

Net cash (used in) provided by investing activities	—	(4,500)	(5,450)	667	(9,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(375)	—	—	(375)
Proceeds from exercise of stock options	22	—	—	—	22
Intercompany financings	(10,109)	10,109	—	—	—
Capital contribution to non-guarantors	—	—	667	(667)	—

Net cash (used in) provided by financing activities	(10,087)	9,734	667	(667)	(353)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,983)	$(16,079)	$15,331	$—	$(3,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments (substantially restricted)	—	17,462	—	—	17,462
Purchases of short-term investments (substantially restricted)	—	(194,142)	(11,299)	—	(205,441)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	—	—	200,500
Purchases of property and equipment, net of disposals	—	(4,259)	(4,714)	—	(8,973)
Capital contribution from subsidiary guarantors	—	(682)	—	682	—

Net cash provided by (used in) investing activities	—	18,879	(16,013)	682	3,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	183	—	—	—	183
Intercompany financings	2,800	(2,800)	—	—	—
Capital contribution to non-guarantors	—	—	682	(682)	—

Net cash provided by (used in) financing activities	2,983	(2,800)	682	(682)	183

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

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

RESULTS OF OPERATIONS

(Amounts in thousands)	Three Months Ended March 31,		% Change
	2012	2011
	(unaudited)	(unaudited)
Revenue
Fee and other revenue	$314,918	$290,009	9%
Investment revenue	3,177	4,015	(21)%

Total revenue	318,095	294,024	8%

Expenses
Fee and other commissions expense	141,915	129,060	10%
Investment commissions expense	77	140	(45)%

Total commissions expense	141,992	129,200	10%
Compensation and benefits	59,064	59,295	(0)%
Transaction and operations support	58,214	50,409	15%
Occupancy, equipment and supplies	12,211	11,753	4%
Depreciation and amortization	10,683	11,666	(8)%

Total operating expenses	282,164	262,323	8%

Operating income	35,931	31,701	13%

Other expense
Interest expense	17,883	20,613	(13)%

Total other expense, net	17,883	20,613	(13)%

Income before income taxes	18,048	11,088	63%

Income tax expense (benefit)	7,779	(2,957)	363%

Net income	$10,269	$14,045	(27)%

Following is a summary of our operating results in the first quarter of 2012 as compared to the first quarter of 2011:

•

Total fee and other revenue increased $24.9 million, or nine percent, to $314.9 million due to higher money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Volume growth of 15 percent drove the increase in money transfer fee and other revenue, but was partially offset by a lower average money transfer face amount per transaction, changes in corridor mix and the lower euro exchange rate.

•	Investment revenue decreased $0.8 million, or 21 percent, to $3.2 million due to lower yields earned on our investment portfolio and a decline in average investable balances.

•

Total commissions expense increased $12.8 million, or 10 percent, due to money transfer volume growth, partially offset by the lower euro exchange rate and lower commissions expense related to bill payment products and the Financial Paper Products segment.

•

Total operating expenses increased $19.8 million, or eight percent, driven primarily by the increase in commissions expense, higher transaction and operations support expense and $2.9 million of incremental restructuring expense, partially offset by a decrease in depreciation and amortization. For the three months ended March 31, 2012, we recorded $5.8 million of costs associated with restructuring activities.

•	Interest expense decreased 13 percent to $17.9 million, reflecting lower interest rates from our 2011 refinancing activities, partially offset by higher debt balances.

•

In the first quarter of 2012, we had an income tax expense of $7.8 million on pre-tax income of $18.0 million, reflecting the absence of valuation allowance reversals made in the prior year. In the first quarter of 2011, we recognized a discrete $3.5 million benefit and had a lower effective tax rate from the reversal of a portion of the valuation allowances on domestic deferred tax assets.

•	The decline in the euro exchange rate decreased total revenue by $3.6 million and total expenses by $3.1 million, for a net decrease to our income before income taxes of $0.5 million.

FEE AND OTHER REVENUE AND COMMISSIONS EXPENSE

	Three Months Ended March 31,		% Change
(Amounts in thousands)	2012	2011
Fee and other revenue	$314,918	$290,009	9%
Fee and other commissions expense	141,915	129,060	10%
Fee and other commissions expense as a % of fee and other revenue	45.1%	44.5%

Fee and Other Revenue — For the three months ended March 31, 2012, fee and other revenue growth of $24.9 million, or nine percent, was primarily driven by money transfer transaction volume growth of 15 percent, partially offset by a lower euro exchange rate and lower foreign exchange revenue, changes in corridor mix and lower average face value per transaction. Bill payment products primarily saw revenue declines from lower average fees per transaction while money order and official check fee and other revenue decreased due to volume declines. See the “Segment Performance” section for more detailed discussion.

Fee and Other Commissions — For the three months ended March 31, 2012, fee and other commissions expense growth of $12.9 million, or ten percent, was primarily due to money transfer volume growth, partially offset by a lower euro exchange rate and lower average bill payment fees per transaction and Financial Paper Product volumes. Commissions expense grew at a faster rate than revenue due to payment at a higher tier from volume growth achievement for certain key agents and corridor mix. Commissions expense as a percent of fee and other revenue increased to 45.1 from 44.5 percent in the three months ended March 31, 2012 and 2011, respectively, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product. Agents in the Global Funds Transfer segment are compensated through commissions we pay to them, whereas our Financial Paper Products agents and financial institution customers primarily earn their revenue through per item fees they charge directly to the consumer. See the “Segment Performance” section for more detailed discussion.

NET INVESTMENT REVENUE ANALYSIS

	Three Months Ended March 31,		% Change
(Amounts in thousands)	2012	2011
Investment revenue	$3,177	$4,015	(21)%
Investment commissions expense	(77)	(140)	(45)%

Net investment revenue	$3,100	$3,875	(20)%

Average balances:
Cash equivalents and investments	$3,139,085	$3,384,783	(7)%
Payment service obligations	$2,185,093	$2,398,738	(9)%

Average yields earned and rates paid:
Investment yield	0.41%	0.48%
Investment commission rate	0.01%	0.02%
Net investment margin	0.40%	0.46%

The average investment yield is calculated by dividing investment revenue by the average cash equivalents and investment balances for the period. The average investment commissions rate is calculated by dividing investment commissions expense by the average payment service obligations for the period. The net investment margin is calculated by dividing net investment revenue by the average cash equivalents and investment balances for the period, then dividing that amount by the number of days in the period and multiplying by the number of days in the year.

Investment revenue — Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $0.8 million, or 21 percent, in the three months ended March 31, 2012 due to lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.

Investment commissions expense — Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. Investment commissions expense decreased $0.1 million, or 45 percent, for the three months ended March 31, 2012, primarily from lower interest rates.

Net investment revenue and margin — As a result of the factors discussed above, net investment revenue decreased $0.8 million, or 20 percent, for the three months ended March 31, 2012, while the net investment margin decreased 0.06 percentage points.

OPERATING EXPENSES

The following discussion relates to operating expenses, other than commissions expense, which is discussed under the section “Fee and Other Revenue and Commissions Expense.”

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. Following is a summary of the change in compensation and benefits:

(Amounts in thousands)
For the three months ending March 31, 2011	$59,295
Change from:
Salaries and related payroll taxes	(1,981)
Employee stock-based compensation	(1,068)
Restructuring and reorganization	1,154
Other employee benefits	725
Impact of change in Euro currency	646
Incentive compensation	293

For the three months ending March 31, 2012	$59,064

Salaries and related payroll taxes decreased from lower headcount and temporary help from our restructuring and outsourcing initiatives, partially offset by ordinary salary increases. Employee stock–based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods. Restructuring and reorganization costs increased primarily due to temporary help utilized during initiatives associated with the centralization and relocation of certain functions. Other employee benefits increased due to executive severance and higher insurance costs, partially offset by lower expenses from our benefit plans. Incentive compensation increased primarily from ordinary salary increases that increased the compensation base as compared to the prior year.

Transaction and operations support — Transaction and operations support expense primarily includes: marketing; professional fees and other outside services; telecommunications; agent support costs, including forms related to our products; non–compensation employee costs, including training, travel and relocation; bank charges; and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. Following is a summary of the change in transaction and operations support:

(Amounts in thousands)
For the three months ending March 31, 2011	$50,409
Change from:
Contractor, consultant and outsourcing fees	4,404
Legal expenses	2,397
Restructuring and reorganization	1,615
Marketing costs	1,593
Impact of change in Euro currency	558
Foreign currency transaction gains/losses	(2,019)
Other	(743)

For the three months ending March 31, 2012	$58,214

In 2012, transaction and operations support expense increased from the following items:

•

Consultant fees and outsourcing costs increased primarily due to the outsourcing of certain transactional support and information technology activities, as well as tax advisement and our continued investment in the enhancement of our operational processes and systems that support our infrastructure.

•

Legal expenses increased primarily due to securities litigation and related to our May 2011 recapitalization and the Middle District of Pennsylvania U.S. Attorney investigation, partially offset by lower capital transaction activities.

•

Restructuring and reorganization costs increased primarily due to resourcing costs for the centralization and relocation of certain functions, including on-going initiatives outside of the United States.

•	Marketing costs increased from our new loyalty program introduced in January 2012, partially offset by timing of marketing activities.

•	Foreign exchange gains increased due to the impact of high volatility in foreign currency exchange rates on our growing assets, liabilities, revenue and expenses not denominated in the U.S. dollar.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.5 million, or four percent, for the three months ended March 31, 2012. In 2012, we recorded $0.1 million of incremental facility related costs associated with restructuring activities, $0.6 million of incremental equipment maintenance costs and $0.2 million of disposal costs, partially offset by a $0.6 million decrease in supply costs and rent. Changes in the euro exchange rate increased occupancy, equipment and supplies by $0.1 million.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization for the three months ended March 31, 2012 decreased $1.0 million, or eight percent, primarily from lower depreciation expense on point of sale equipment, office furniture and equipment and capitalized software, partially offset by an increase in signage depreciation. Changes in the euro exchange rate decreased depreciation and amortization expense by $0.1 million.

OTHER EXPENSE (INCOME)

Interest expense — Interest expense decreased $2.7 million, or 13 percent, for the three months ended March 31, 2012 due to lower interest rates from our refinancing activities in 2011, partially offset by higher debt balances.

Income taxes — For the three months ended March 31, 2012, the Company had $7.8 million of income tax expense on pre-tax income of $18.0 million, reflecting the absence of valuation allowance reversals made in the prior year. In 2011, our tax rate benefited from the release of valuation allowances. In addition, the first quarter of 2011 had a discrete benefit of $3.5 million from the release of a portion of the valuation allowances on domestic deferred tax assets.

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

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Income before income taxes	$18,048	$11,088
Interest expense	17,883	20,613
Depreciation and amortization	10,683	11,666
Amortization of agent signing bonuses	8,343	7,948

EBITDA	54,957	51,315

Significant items impacting EBITDA:
Severance and related costs	452	(31)
Restructuring and reorganization costs	5,844	2,939
Capital transaction costs	—	1,476
Stock-based compensation expense	3,532	4,599
Legal expenses	3,588	—

Adjusted EBITDA	$68,373	$60,298

For the three months ended March 31, 2012, EBITDA increased $3.6 million, or 7 percent, to $55.0 from $51.3 million. Adjusted EBITDA for the three months ended March 31, 2012 increased $8.1 million, or 13 percent, to $68.4 million from $60.3 million, primarily due to money transfer growth, partially offset by increases in compensation, marketing spend and lower investment revenue.

SEGMENT PERFORMANCE

Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. We primarily manage our business through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. Businesses that are not operated within these segments are categorized as “Other” and primarily relate to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.

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

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011	Change
Operating income:
Global Funds Transfer	$33,282	$26,447	$6,835
Financial Paper Products	8,990	8,380	610
Other	(569)	(263)	(306)

Total segment operating income	41,703	34,564	7,139
Other unallocated expenses	5,772	2,863	2,909

Total operating income	35,931	31,701	4,230
Interest expense	17,883	20,613	(2,730)

Income before income taxes	$18,048	$11,088	$6,960

GLOBAL FUNDS TRANSFER SEGMENT

	Three Months Ended March 31,		2012 vs.
(Amounts in thousands)	2012	2011	2011
Money transfer revenue:
Fee and other revenue	$268,259	$239,630	12%
Investment revenue	232	74	214%

Total money transfer revenue	268,491	239,704	12%
Bill payment revenue:
Fee and other revenue	27,644	30,073	(8)%
Investment revenue	—	4	(100)%

Total bill payment revenue	27,644	30,077	(8)%
Total Global Funds Transfer revenue:
Fee and other revenue	295,903	269,703	10%
Investment revenue	232	78	197%

Total Global Funds Transfer revenue	296,135	269,781	10%

Commissions expense	$141,522	$128,389	10%

Operating income	$33,282	$26,447	26%
Operating margin	11.2%	9.8%

Global Funds Transfer revenue — Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For the three months ended March 31, 2012, Global Funds Transfer total revenue increased $26.4 million, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Bill payment fee and other revenue for the three months ended March 31, 2012 decreased eight percent. Lower average fees per transaction reduced revenue by $1.6 million, while volume declines of five percent reduced revenue by $0.8 million. The decline in transaction volume was due to continued softness in our traditional consumer credit payment categories including auto, credit card and collections, as these industries continued to be negatively impacted by economic conditions.

For the three months ended March 31, 2012, money transfer fee and other revenue increased 12 percent, driven by the items noted in the following table.

Money Transfer Fee and Other Revenue
(Amounts in thousands)
For the three months ending March 31, 2011	$239,630
Change from:
Volume	35,313
Euro exchange rate	(3,529)
Corridor mix and average face value per transaction	(2,835)
Other	(320)

For the three months ending March 31, 2012	$268,259

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transaction growth for the three months ended March 31, 2012 as compared to the same period in the prior year is as follows:

Total transactions	15%
Transactions originating outside of the United States	17%
Transactions originating in the United States	14%
Transactions originating in the United States excluding those sent to Mexico	10%

Money transfer transactions originating in the United States, excluding transactions sent to Mexico, increased due primarily to an increase in intra–United States remittances. Transactions sent to Mexico grew by 19 percent. Mexico represented approximately nine percent of our total transactions in the first quarter of 2012. The money transfer agent base expanded 18 percent to approximately 275,000 locations in the first quarter of 2012, primarily due to expansion in Asia Pacific, Indian subcontinent, Eastern Europe, Western Europe and Africa.

Global Funds Transfer commissions expense — Commissions expense consists primarily of fees paid to our third–party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. For the three months ended March 31, 2012, fee and other commissions expense increased 10 percent, driven by the items noted in the following table.

Global Funds Transfer Fee and Other Commissions Expense
(Amounts in thousands)
For the three months ending March 31, 2011	$128,389
Change from:
Money Transfer volume growth	15,535
Euro exchange rate	(1,811)
Bill payment volumes	(1,421)
Money transfer commission rates	137
Signing bonus amortization	469
Bill payment commission rates	(372)
Other	596

For the three months ending March 31, 2012	$141,522

Operating Margin — Operating margin in the Global Funds Transfer segment increased to 11.2 percent for the three months ended March 31, 2012 from 9.8 percent for the three months ended March 31, 2011. The higher margin in 2012 reflects the growth in money transfer revenue, partially offset by commissions expense, restructuring and reorganization costs, higher legal and marketing expense.

FINANCIAL PAPER PRODUCTS SEGMENT

	Three Months Ended March 31,		% Change
(Amounts in thousands)	2012	2011
Money order revenue:
Fee and other revenue	$14,365	$14,904	(4)%
Investment revenue	525	826	(36)%

Total money order revenue	14,890	15,730	(5)%

Official check revenue:
Fee and other revenue	4,672	5,362	(13)%
Investment revenue	2,106	2,804	(25)%

Total official check revenue	6,778	8,166	(17)%

Total Financial Paper Products revenue:
Fee and other revenue	19,037	20,266	(6)%
Investment revenue	2,631	3,630	(28)%

Total Financial Paper Products revenue	$21,668	$23,896	(9)%

Commissions expense	$471	$811	(42)%
Operating income	$8,990	$8,380	7%
Operating margin	41.5%	35.1%

Financial Paper Products revenue — Total revenue in the Financial Paper Products segment consists of per–item fees charged to our financial institution customers and retail agents and investment revenue.

(Amounts in thousands)
For the three months ending March 31, 2011
Change in:	$23,896
Investment Revenue
Lower yields	(546)
Average investable balances	(291)
Other investment revenue	(162)
Money order fee and other revenue	(540)
Official check fee and other revenue	(689)

For the three months ending March 31, 2012	$21,668

Money order fee and other revenue decreased in the three months ended March 31, 2012 due to a two percent decline in volumes attributed to the attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. See the “Net Investment Revenue Analysis” section for discussion related to changes in investment revenue.

Financial Paper Products commissions expense — Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks multiplied by short–term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased 42 percent for the three months ended March 31, 2012, due to the items in the following table. See the “Net Investment Revenue Analysis” section for further discussion of investment commissions expense.

(Amounts in thousands)	2012
For the three months ending March 31, 2011	$811
Change in:
Money order agent rebates from repricing initiatives	(217)
Signing bonus amortization	(61)
Investable balances	(12)
Investment rate	(50)

For the three months ending March 31, 2012	$471

Operating Margin — The operating margin for the Financial Paper Products segment increased to 41.5 percent for the three months ended March 31, 2012 from 35.1 percent for the three months ended March 31, 2011 due to lower commissions, partially offset by lower investment revenue.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available to us for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments and available-for-sale investments collectively as our “investment portfolio.” Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and short-term balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.

Assets in Excess of Payment Service Obligations — We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.

(Amounts in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents (substantially restricted)	$2,547,250	$2,572,174
Receivables, net (substantially restricted)	1,210,506	1,220,065
Short-term investments (substantially restricted)	525,356	522,024
Available-for-sale investments (substantially restricted)	93,127	102,771

	4,376,239	4,417,034
Payment service obligations	(4,152,604)	(4,205,375)

Assets in excess of payment service obligations	$223,635	$211,659

Cash and Cash Equivalents and Short-term Investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service, or Moody’s, and AA- or better by Standard & Poors, or S&P, and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of March 31, 2012, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 97 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.

Credit Facilities — Our credit facilities consist of a senior secured facility, which is comprised of a $150.0 million five-year revolver, a $390.0 million six-and-a-half year term loan and a $150.0 million incremental term loan, and second lien notes. See Note 7 —Debt of the Notes to Consolidated Financial Statements for further information. Outside of payments relating to refinance debt, we have paid down $427.7 million of our outstanding debt since January 1, 2009. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $137.3 million of borrowing capacity as of March 31, 2012, net of $12.7 million of outstanding letters of credit.

Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We were in compliance with all covenants as of March 31, 2012. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three months ended March 31, 2012 and we do not anticipate declaring any dividends on our common stock during 2012.

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

Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of March 31, 2012. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $93.1 million of available-for-sale investments as of March 31, 2012. United States government agency residential mortgage-backed securities and United States government agency debentures compose $67.7 million of our available-for-sale investments, while other asset-backed securities compose the remaining $25.4 million. In completing our recapitalization transaction in March 2008, or the 2008 Recapitalization, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

	Payments due by period
(Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,195,434	$66,978	$133,653	$132,325	$862,478
Operating leases	57,487	13,122	23,670	10,441	10,254
Signing bonuses	10,677	3,978	6,155	544	—
Signage	384	384	—	—	—
Marketing	6,131	6,131	—	—	—
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,270,404	$90,884	$163,478	$143,310	$872,732

Debt consists of amounts outstanding under our senior facility and the second lien notes at March 31, 2012, as disclosed in Note 7 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at March 31, 2012 includes $811.0 million of debt, net of unamortized discounts of $3.6 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on March 31, 2012, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in the above table as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $1.4 million to the defined benefit pension plan during the three months ended March 31, 2012. We anticipate a remaining minimum contribution of up to $8.8 million to the pension plan trust in 2012. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three months ended March 31, 2012, we paid benefits totaling $0.8 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $3.3 million for the remainder of 2012. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.

As of March 31, 2012, the liability for unrecognized tax benefits was $9.6 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. In addition, the Company received a Notice of Deficiency from the IRS disallowing certain cumulative deductions taken for 2007, and expects to receive a Notice of Deficiency for 2008 and 2009 related to net investment security losses. The Company intends to petition the United States Tax Court contesting the adjustments in the Notices of Deficiency. While we believe the Company’s position will be sustained, if the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $101.8 million based on benefits taken through March 31, 2012. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. These amounts are excluded from the table above as there is a high degree of uncertainty regarding the amount and timing of future cash outflows.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of March 31, 2012, the minimum commission guarantees had a maximum payment of $7.1 million over a weighted-average remaining term of 3.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of March 31, 2012, the liability for minimum commission guarantees was $1.9 million. Minimum commission guarantees are not reflected in the table above.

Cash flows from operating activities — Operating activities generated net cash of $9.6 million during the three months ended March 31, 2012. Our net cash provided by operating activities before changes in payments service assets and obligations was $29.4 million. Changes in our payment service assets and obligations utilized $19.8 million of operating cashflows during the quarter, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.

Operating activities used net cash of $3.7 million during the three months ended March 31, 2011. In addition to funding normal operating activities, cash generated from our operations was primarily used to purchase $205.4 million of short-term investments and pay $18.7 million of interest on our debt, $6.8 million for signing bonuses and $9.0 million for capital expenditures. We also reinvested proceeds of $218.0 million from the maturity of investments into cash equivalents.

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net income	$10,269	$14,045
Total adjustments to reconcile net income	19,118	7,738

Net cash provided by operating activities before changes in paymentservice assets and obligations	29,387	21,783

Change in cash and cash equivalents (substantially restricted)	24,924	89,932
Change in receivables, net (substantially restricted)	8,096	24,025
Change in payment service obligations	(52,771)	(139,471)

Net change in payment service assets and obligations	(19,751)	(25,514)

Net cash provided by (used in) operating activities	$9,636	$(3,731)

Cash flows from investing activities — Investing activities used cash of $9.3 million during the three months ended March 31, 2012 primarily for the purchase of $211.8 million of short-term investments, $18.6 million of capital expenditures, partially offset by proceeds of $220.9 million from the normal maturity of investments which were reinvested into short-term investments. Investing activities provided cash of $3.5 million during the three months ended March 31, 2011 from proceeds of $218.0 million from the normal maturity of investments, partially offset by the purchase of $205.4 million of short-term investments and $9.0 million of capital expenditures.

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Net investment activity	$9,177	$12,521
Purchases of property and equipment	(18,632)	(8,973)
Proceeds from disposal of assets and businesses	172	—

Net cash (used in) provided by investing activities	$(9,283)	$3,548

Cash flows from financing activities — For the three months ended March 31, 2012 and 2011, financing activities utilized $0.4 million and provided $0.2 million, respectively, of cash from the required quarterly payment of debt and the exercise of stock options, respectively.

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Payments on debt	$(375)	$—
Proceeds from exercise of stock options	22	183

Net cash (used in) provided by financing activities	$(353)	$183

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews the accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP.

Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2012. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, liquidity, plans, objectives, future performance, legal proceedings and business of MoneyGram and its subsidiaries. Forward-looking statements can be identified by words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	continued weakness in economic conditions, in both the United States and global markets;

•	consumers’ confidence in our business;

•	a material slow down or complete disruption of international migration patterns;

•	our ability to maintain agent or biller relationships, or a reduction in transaction volume from these relationships;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

•

ongoing investigations involving MoneyGram by the U.S. federal government and several state governments which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•

our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain restrictions of the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC);

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

•

our capital structure and the special voting rights provided to designees of Thomas H. Lee Partners and certain of its affiliates, referred to collectively herein as THL, on our Board of Directors; and

•

the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those set forth in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission, or SEC, from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2011. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation Commenced Against the Company:

Shareholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purported to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs seek to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the recapitalization transaction. This litigation is ongoing and is scheduled for trial in the second quarter of 2012.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all shareholders and a shareholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company has been provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. The Company has also been notified of a request for interviews of one current executive officer and one former chief executive officer of the Company. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA USAO, and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice, or the US DOJ. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. MoneyGram continues to engage in discussions and cooperate with such government representatives regarding the ongoing investigation. During the course of these discussions, the Company was advised that consideration is being given to a range of possible outcomes, including the seeking of criminal penalties against the Company. However, no conclusions can be drawn at this time as to the outcome of the investigation, and we are unable to predict the probable loss, or range of loss, if any, associated with this matter. On March 19, 2012, the Company entered into a tolling agreement with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice that tolled the statute of limitations applicable to any criminal proceedings that the government might later initiate to include the period from March 23, 2012 through and including December 31, 2012.

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

Action Commenced by the Company:

In March 2012, MoneyGram International initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against Goldman Sachs & Co. (“Goldman”). The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities (“RMBS”) and Collateral Debt Obligations (“CDO”) that Goldman sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman and its affiliates.

ITEM 1A. RISK FACTORS

There have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2012, the Company has repurchased 6,795,017 common shares under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended March 31, 2012. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 4, 2012	By: /s/ W. ALEXANDER HOLMES
W. Alexander Holmes Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).

3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.1	Summary of Non-Employee Director Compensation Agreements, effective January 1, 2012 (Incorporated by reference from Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.2*	Separation Agreement and Release, dated as of March 20, 2012, by and between MoneyGram International, Inc. and James E. Shields.

10.3*	Service Agreement, dated March 16, 2012, by and between MonyGram International Limited and Carl Scheible.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Deficit as of March 31, 2012; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 406T of Regulation S-T.

*	Filed herewith.
**	Furnished herewith.