Form 10-Q
period 2012-06-30
MONEYGRAM INTERNATIONAL INC
filed 2012-08-09
CIK 1273931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 6, 2012, 57,856,925 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Amounts in thousands, except share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,548,257	2,572,174
Receivables, net (substantially restricted)	1,266,882	1,220,065
Short-term investments (substantially restricted)	524,055	522,024
Available-for-sale investments (substantially restricted)	85,281	102,771
Property and equipment	117,032	116,341
Goodwill	428,691	428,691
Other assets	214,864	213,512

Total assets	$5,185,062	$5,175,578

LIABILITIES
Payment service obligations	$4,155,880	$4,205,375
Debt	810,365	810,888
Pension and other postretirement benefits	116,353	120,252
Accounts payable and other liabilities	218,567	149,261

Total liabilities	5,301,165	5,285,776

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at June 30, 2012 and December 31, 2011, respectively	281,898	281,898
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at June 30, 2012 and December 31, 2011, respectively	623	623
Additional paid-in capital	994,076	989,188
Retained loss	(1,231,304)	(1,216,543)
Accumulated other comprehensive loss	(34,657)	(38,028)
Treasury stock: 4,407,038 and 4,429,184 shares at June 30, 2012 and December 31, 2011, respectively	(126,739)	(127,336)

Total stockholders’ deficit	(116,103)	(110,198)

Total liabilities and stockholders’ deficit	$5,185,062	$5,175,578

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
REVENUE
Fee and other revenue	$326,706	$304,074	$641,624	$594,083
Investment revenue	3,436	5,879	6,613	9,894

Total revenue	330,142	309,953	648,237	603,977
EXPENSES
Fee and other commissions expense	146,673	135,561	288,588	264,621
Investment commissions expense	103	111	180	251

Total commissions expense	146,776	135,672	288,768	264,872
Compensation and benefits	59,030	57,913	118,094	117,208
Transaction and operations support	98,008	58,594	156,222	109,003
Occupancy, equipment and supplies	12,142	11,637	24,353	23,390
Depreciation and amortization	11,053	11,879	21,736	23,545

Total operating expenses	327,009	275,695	609,173	538,018

OPERATING INCOME	3,133	34,258	39,064	65,959

Other (income) expense
Net securities gains	—	(32,816)	—	(32,816)
Interest expense	17,637	22,873	35,520	43,486
Other	347	14,856	347	14,856

Total other expenses, net	17,984	4,913	35,867	25,526

(Loss) income before income taxes	(14,851)	29,345	3,197	40,433

Income tax expense (benefit)	10,205	2,941	17,984	(16)

NET (LOSS) INCOME	$(25,056)	$26,404	$(14,787)	$40,449

LOSS PER COMMON SHARE
Basic and diluted	$(0.35)	$(10.97)	$(0.21)	$(18.10)

Net loss available to common stockholders:
Net (loss) income as reported	$(25,056)	$26,404	$(14,787)	$40,449
Accrued dividends on mezzanine equity	—	—	—	(30,934)
Accretion on mezzanine equity	—	(77,465)	—	(80,023)
Additional consideration issued in connection with conversion of mezzanine equity	—	(366,797)	—	(366,797)
Cash dividends paid on mezzanine equity	—	(20,477)	—	(20,477)

Net loss available to common stockholders	$(25,056)	$(438,335)	$(14,787)	$(457,782)

Weighted-average outstanding common shares and equivalents used in computing earnings per share
Basic and diluted	71,502	39,959	71,496	25,288

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
NET (LOSS) INCOME	$(25,056)	$26,404	$(14,787)	$40,449
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $53 and $0 for the three months ended June 30, 2012 and 2011, respectively and $585 and $0 for the six months ended June 30, 2012 and 2011, respectively	434	3,083	1,408	5,028
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0 for the three and six months ended June 30, 2012 and 2011, respectively	—	4	—	4

	434	3,087	1,408	5,032

Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $56 and $57 for the three months ended June 30, 2012 and 2011, respectively, and $113 and $114 for the six months ended June 30, 2012 and 2011, respectively	(93)	(92)	(185)	(185)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $595 and $620, for the three months ended June 30, 2012 and 2011, respectively, and $1,191 and $1,242 for the six months ended June 30, 2012 and 2011, respectively	972	1,012	1,944	2,024
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of $(1,127) and $205 for the three months ended June 30, 2012 and 2011, respectively, and $125 and $648 for the six months ended June 30, 2012 and 2011, respectively	(1,839)	334	204	1,058

Other comprehensive (loss) income	(526)	4,341	3,371	7,929

COMPREHENSIVE (LOSS) INCOME	$(25,582)	$30,745	$(11,416)	$48,378

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,056)	$26,404	$(14,787)	$40,449
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,053	11,879	21,736	23,545
Net securities gains	—	(32,820)	—	(32,820)
Asset impairments and net losses upon disposal	230	4,254	477	3,972
Loss on debt extinguishment	—	5,221	—	5,221
Amortization of debt discount and deferred financing costs	1,397	2,806	2,794	4,397
Provision for uncollectible receivables	1,517	549	2,980	1,898
Non-cash compensation and pension expense	3,976	5,771	9,307	12,693
Legal accruals	38,034	—	38,034	—
Other non-cash items, net	1,063	(299)	(420)	156
Changes in foreign currency translation adjustments	(1,839)	335	204	1,058
Signing bonus amortization	8,041	8,119	16,384	16,067
Signing bonus payments	(1,406)	(6,025)	(6,340)	(12,803)
Change in other assets	1,349	(12,433)	1,807	(8,194)
Change in accounts payable and other liabilities	19,844	16,067	15,414	(3,761)

Total adjustments	83,259	3,424	102,377	11,429
Change in cash and cash equivalents (substantially restricted)	(1,007)	90,343	23,917	180,275
Change in receivables (substantially restricted)	(57,893)	(68,771)	(49,797)	(44,746)
Change in payment service obligations	3,276	97,696	(49,495)	(41,775)

Net cash provided by operating activities	2,579	149,096	12,215	145,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	8,447	14,281	19,267	31,743
Proceeds from settlement of investments	—	19,221	—	19,221
Purchases of short-term investments (substantially restricted)	(112,733)	(111,259)	(324,489)	(316,700)
Proceeds from maturities of short-term investments (substantially restricted)	113,525	5,316	323,638	205,816
Purchases of property and equipment	(11,663)	(15,217)	(30,295)	(24,190)
Proceeds from disposal of property and equipment	219	—	391	—
Cash paid for acquisitions, net of cash acquired	—	(53)	—	(53)

Net cash used in investing activities	(2,205)	(87,711)	(11,488)	(84,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	(17,062)
Payments on debt	(375)	(191,250)	(750)	(191,250)
Additional consideration issued in connection with conversion of mezzanine equity	—	(218,333)	—	(218,333)
Transaction costs for the conversion and issuance of stock	—	(3,469)	—	(3,736)
Cash dividends paid on mezzanine equity	—	(20,477)	—	(20,477)
Proceeds from exercise of stock options	1	181	23	364

Net cash used in financing activities	(374)	(61,385)	(727)	(61,469)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

UNAUDITED

(Amounts in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2011	$281,898	$623	$989,188	$(1,216,543)	$(38,028)	$(127,336)	$(110,198)
Net loss				(14,787)			(14,787)
Employee benefit plans	—	—	4,541	26	—	597	5,164
Capital contribution from investors	—	—	347	—	—	—	347
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1,408	—	1,408
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	(185)	—	(185)
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	1,944	—	1,944
Unrealized foreign currency translation adjustment	—	—	—	—	204	—	204

June 30, 2012	$281,898	$623	$994,076	$(1,231,304)	$(34,657)	$(126,739)	$(116,103)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Participation Agreement between the Investors and Walmart Stores, Inc. — As previously disclosed, affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and collectively with THL, the “Investors”) have a Participation Agreement with Walmart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. A liability and the related expense associated with the Participation Agreement are recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability is released through a credit to the Company’s additional paid-in capital.

During the three months ended June 30, 2012, one of the Investors sold all of its common stock to an unrelated third-party, resulting in cumulative participation securities payments in excess of its original investment basis. As of June 30, 2012, the performance condition for only this Investor has been achieved. The Investor paid $0.3 million to Walmart for settlement in full of its obligation under the Participation Agreement. As a result, the Company has recognized expense and a corresponding increase to additional paid-in capital during the three and six months ended June 30, 2012.

Any future payments by the Investors to Walmart may result in expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any other Investors, and has not recognized any further liability or expense related to the Participation Agreement.

Note 2 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Cash and cash equivalents (substantially restricted)	$2,548,257	$2,572,174
Receivables, net (substantially restricted)	1,266,882	1,220,065
Short-term investments (substantially restricted)	524,055	522,024
Available-for-sale investments (substantially restricted)	85,281	102,771

	4,424,475	4,417,034
Payment service obligations	(4,155,880)	(4,205,375)

Assets in excess of payment service obligations	$268,595	$211,659

The Company was in compliance with its contractual and financial regulatory requirements as of June 30, 2012 and December 31, 2011.

Note 3 — Fair Value Measurement

The following tables set forth the Company’s financial assets and liabilities measured at fair value by hierarchy level:

	Fair Value at June 30, 2012
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,970	$—	$8,970
Residential mortgage-backed securities - agencies	—	49,614	—	49,614
Other asset-backed securities	—	—	26,697	26,697
Investment related to deferred compensation trust	8,327	—	—	8,327
Forward contracts	—	1,423	—	1,423

Total financial assets	$8,327	$60,007	$26,697	$95,031

Financial liabilities:

Forward contracts	$—	$214	$—	$214

	Fair Value at December 31, 2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,827	$—	$8,827
Residential mortgage-backed securities - agencies	—	69,712	—	69,712
Other asset-backed securities	—	—	24,232	24,232
Investment related to deferred compensation trust	8,118	—	—	8,118
Forward contracts	—	399	—	399

Total financial assets	$8,118	$78,938	$24,232	$111,288

Financial liabilities:

Forward contracts	$—	$46	$—	$46

For other asset–backed securities, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset–backed securities also include significant non–observable inputs such as internally assessed credit ratings for non–rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments. Following is a summary of the unobservable inputs used in Other asset-backed securities classified as Level 3:

			June 30, 2012		December 31, 2011
(Amounts in thousands)	Unobservable Input	Pricing Source	Market Value	Net Average Price	Market Value	Net Average Price
Alt-A	Price	Third-party pricing service	$151	$12.90	$210	$14.57
Home Equity	Price	Third-party pricing service	199	39.99	185	23.35
Bank Loans and Trust Preferred	Price	Broker	5	0.01	4	0.01
Direct Exposure to Subprime	Price	Third-party pricing service	38	0.89	61	0.86
Indirect Exposure - High Grade	Discount margin	Manual	3,849	3.2	3,776	3.14
Indirect Exposure - Mezzanine	Price	Broker	15,671	6.95	13,010	5.63
Other	Discount margin	Manual	6,784	36.41	6,986	37.5

Total			$26,697	$6.16	$24,232	$5.49

The table below provides a roll-forward of the “Other asset-backed securities,” the only financial assets classified in Level 3, which are measured at fair value on a recurring basis, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$25,397	$26,340	$24,232	$23,710
Principal paydowns	(70)	(94)	(134)	(504)
Other-than-temporary impairments	—	(4)	—	(4)
Unrealized gains - instruments still held at the reporting date	1,657	5,436	3,707	9,529
Unrealized losses - instruments still held at the reporting date	(287)	(2,004)	(1,108)	(3,057)

Ending balance	$26,697	$29,674	$26,697	$29,674

Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the “Net securities gains” line in the Consolidated Statements of (Loss) Income while unrealized gains and losses related to available-for-sale securities are recorded in accumulated other comprehensive loss in stockholders’ deficit.

Assets and liabilities that are disclosed at fair value

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). As of June 30, 2012, the fair value of the senior secured facility is $479.1 million compared to the carrying value of $485.4 million. As of June 30, 2012, the fair value of the Company’s second lien notes is estimated at $337.2 million compared to a carrying value of $325.0 million. As of December 31, 2011, the fair value of the senior secured facility was $479.8 million compared to the carrying value of $489.6 million. As of December 31, 2011 the fair value of the Company’s second lien notes was estimated at $335.6 million compared to a carrying value of $325.0 million.

Note 4 — Investment Portfolio

Components of the Company’s investment portfolio are as follows:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Cash	$2,126,441	$2,016,451
Money markets	421,794	555,659
Deposits	22	64

Cash and cash equivalents (substantially restricted)	2,548,257	2,572,174
Short-term investments (substantially restricted)	524,055	522,024
Available-for-sale investments (substantially restricted)	85,281	102,771

Total investment portfolio	$3,157,593	$3,196,969

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Deposits consist of a time deposits with original maturities of three months or less, and are issued from financial institutions that are rated BBB or better as of the date of this filing.

Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than twelve months, and are issued from financial institutions rated AA- or better as of the date of this filing.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at June 30, 2012:

	June 30, 2012
(Amounts in thousands, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price
Residential mortgage-backed securities-agencies	$45,828	$3,786	$—	$49,614	$109.04
Other asset-backed securities	8,615	18,082	—	26,697	6.16
United States government agencies	7,959	1,011	—	8,970	99.67

Total	$62,402	$22,879	$—	$85,281	$17.48

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

At June 30, 2012 and December 31, 2011, approximately 69 percent and 76 percent, respectively, of the available-for-sale portfolio are invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure, as factored into the fair value estimates, with the average price of an asset-backed security at $0.06 per dollar of par at June 30, 2012.

Gains and Losses and Other-Than-Temporary Impairments — At June 30, 2012 and December 31, 2011, net unrealized gains of $22.9 million and $21.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and six months ended June 30, 2012, no losses were reclassified from “Accumulated other comprehensive (loss) income” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. During the second quarter of 2011, the Company recognized settlements of $32.8 million, equal to all of the outstanding principal from two securities classified in “Other asset-backed securities.” These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million recorded in “Net securities gains” in the Consolidated Statements of (Loss) Income. “Net securities gains” were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Realized gains from available-for-sale investments	$—	$(32,820)	$—	$(32,820)

Other-than-temporary impairments from available-for-sale investments	—	4	—	4

Net securities gains	$—	$(32,816)	$—	$(32,816)

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2012 and December 31, 2011 consisted of the following ratings:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
AAA, including United States agencies	20	$58,275	68%	24	$78,267	76%
Below investment grade	58	27,006	32%	60	24,504	24%

Total	78	$85,281	100%	84	$102,771	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to investments rated A or better at June 30, 2012, and less than a $0.1 million change at December 31, 2011.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2012		December 31, 2011
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,000	$1,023	$—	$—
After one year through five years	6,959	7,948	7,723	8,827
Mortgage-backed and other asset-backed securities	54,443	76,310	74,162	93,944

Total	$62,402	$85,281	$81,885	$102,771

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at June 30, 2012 and December 31, 2011: 60 percent and 69 percent, respectively, used a third party pricing service; 18 percent and 13 percent, respectively, used broker pricing; and 22 percent and 18 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at June 30, 2012 and at December 31, 2011.

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes.

The “Transaction and operations support” line in the Consolidated Statements of (Loss) Income includes the following losses (gains) related to assets and liabilities denominated in foreign currencies:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net realized foreign currency losses (gains)	$5,630	$(2,130)	$1,144	(8,720)
Net (gains) losses from the related forward contracts	(5,267)	4,440	(1,302)	12,525

Net losses (gains) from foreign currency transactions and related forward contracts	$363	$2,310	$(158)	$3,805

At June 30, 2012 and December 31, 2011, the Company had $81.6 million and $65.5 million, respectively, of outstanding notional amounts relating to its forward contracts. At June 30, 2012 and December 31, 2011, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
(Amounts in thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Forward contracts	Other liabilities	$1,423	$—	$214	$—

Forward contracts	Other assets	$—	$399	$—	$46

Note 6 — Property and Equipment

Property and equipment consists of the following at June 30, 2012 and December 31, 2011:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Computer hardware and software	$209,832	$196,168
Signage	83,801	80,303
Agent equipment	69,121	69,643
Office furniture and equipment	36,062	36,733
Leasehold improvements	24,878	27,562
Land	410	410

	424,104	410,819
Accumulated depreciation	(307,072)	(294,478)

Total property and equipment	$117,032	$116,341

Depreciation expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Computer hardware and software	$5,492	$5,373	$10,554	$10,783
Signage	2,980	2,381	5,750	4,652
Agent equipment	1,042	1,815	2,121	3,619
Office furniture and equipment	875	1,005	1,776	1,977
Leasehold improvements	591	963	1,300	1,836

Total depreciation expense	$10,980	$11,537	$21,501	$22,867

At June 30, 2012 and December 31, 2011, there were $2.9 million and $9.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the three and six months ended June 30, 2012, the Company recognized disposal losses of $0.4 million and $0.7 million, respectively, on furniture and equipment related to the closing of two office locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of (Loss) Income.

Following its decision to sell land in 2011, the Company recognized a $2.3 million impairment during the second quarter of 2011 in the “Other” line in the Consolidated Statements of (Loss) Income.

Note 7 — Intangible Assets

Intangible assets consist of the following:

	June 30, 2012			December 31, 2011
(Amounts in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Customer lists	$3,835	$(2,819)	$1,016	$7,272	$(6,074)	$1,198
Non-compete agreements	137	(108)	29	137	(68)	69
Trademarks and license	636	(1)	635	597	(1)	596
Developed technology	146	(117)	29	146	(100)	46

Total intangible assets	$4,754	$(3,045)	$1,709	$8,152	$(6,243)	$1,909

In the second quarter of 2011, the Company acquired the agent contracts of a former Spain super-agent for a purchase price of $1.0 million. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment. The agent contracts are amortized over a life of four years.

In connection with disposition activity, the Company recognized an impairment charge of $1.8 million in the second quarter of 2011, for certain agent contracts utilized in our Global Funds transfer segment, as recorded in the “Other” line in the Consolidated Statements of (Loss) Income.

Intangible asset amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the estimated future intangible asset amortization expense is as follows (amounts in thousands):

Year 1	$313
Year 2	215
Year 3	188
Year 4	64
Year 5	64
Thereafter	231

Total	$1,075

Note 8 — Debt

Following is a summary of the Company’s outstanding debt at June 30, 2012:

	2011 Credit Agreement
(Amounts in thousands)	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Second Lien Notes due 2018	Total Debt
Balance at December 31, 2011	$339,232	$146,656	$325,000	$810,888
Payments	—	(750)	—	(750)
Accretion of discount	65	162	—	227

Balance at June 30, 2012	$339,297	$146,068	$325,000	$810,365

Weighted average interest rate	4.36%	4.38%	13.25%

2008 Senior Facility — In connection with the Company’s recapitalization transaction in May 2011 (the “2011 Recapitalization”), the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the JP Morgan prime bank rate or the Eurodollar rate. During the six months ended June 30, 2011, the Company elected the JP Morgan prime bank rate as its interest basis. The Company recognized $0.2 million of discount accretion through the “Interest expense” line in the Consolidated Statements of Income during the six months ending June 30, 2011.

2011 Credit Agreement — The Company may elect an interest rate under the agreement governing the Company’s senior secured credit facility (the “2011 Credit Agreement”) at each reset period based on the Bank of America (“BOA”) prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the term loan, incremental term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 225 basis points or the Eurodollar rate plus

300 basis points. Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA alternate base rate. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent.

Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees. As of June 30, 2012, the Company had $137.3 million of availability under the revolving credit facility, net of $12.7 million of outstanding letters of credit that reduce the amount available. At June 30, 2012 there were no amounts outstanding under the revolving credit facility.

Amortization of the debt discount for each of the three and six months ended June 30, 2011 includes a pro-rata write-off of $0.1 million as a result of the term debt prepayment. Following is the debt discount amortization recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Amortization of debt discount	$117	$93	$227	$237
Write-off of debt discount upon prepayments	—	123	—	123

Total amortization of discount	$117	$216	$227	$360

Second Lien Notes —Prior to the fifth anniversary, the Company may redeem some or all of the second lien notes at a price equal to 100 percent of the principal, plus any accrued and unpaid interest plus a premium equal to the greater of one percent or an amount calculated by discounting the sum of (a) the redemption payment that would be due upon the fifth anniversary plus (b) all required interest payments due through such fifth anniversary using the treasury rate plus 50 basis points. Starting with the fifth anniversary, the Company may redeem some or all of the second lien notes at prices expressed as a percentage of the outstanding principal amount of the second lien notes plus accrued and unpaid interest, starting at approximately 107 percent on the fifth anniversary, decreasing to 100 percent on or after the eighth anniversary. Upon a change of control, the Company is required to make an offer to repurchase the second lien notes at a price equal to 101 percent of the principal amount plus accrued and unpaid interest. The Company is also required to make an offer to repurchase the second lien notes with proceeds of certain asset sales that have not been reinvested in accordance with the terms of the second lien notes or have not been used to repay certain debt.

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

At June 30, 2012, the Company is in compliance with its financial covenants.

Deferred Financing Costs — During the three months ended June 30, 2011, the Company capitalized financing costs of $12.8 million associated with the 2011 Credit Agreement and $5.0 million for the amendment of the indenture governing the second lien notes. These costs were capitalized in “Other assets” in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the effective interest method.

Amortization is recorded in “Interest expense” in the Consolidated Statements of Income. Following is a summary of the deferred financing costs at June 30, 2012:

	2011 Credit Agreement
(Amounts in thousands)	Senior secured credit facility	Senior secured incremental term	Senior revolving credit facility	Second Lien Notes	Total Deferred Financing Costs
Balance at December 31, 2011	$6,882	$3,092	$3,523	$16,649	$30,146
Amortization of deferred financing costs	(586)	(266)	(402)	(1,299)	(2,553)
Write-off of deferred financing costs	—	(14)	—	—	(14)

Balance at June 30, 2012	$6,296	$2,812	$3,121	$15,350	$27,579

Interest Paid in Cash — The Company paid $15.9 million and $32.4 million of interest for the three and six months ended June 30, 2012, respectively, and $20.0 million and $38.7 million for the three and six months ended June 30, 2011, respectively.

Maturities — At June 30, 2012, debt totaling $481.0 million will mature in 2017 and $325.0 million will mature in 2018, while debt principal totaling $7.9 million will be paid in increments of $0.4 million quarterly through 2017.

Note 9 — Pensions and Other Benefits

Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest cost	$2,639	$2,841	$5,278	$5,682
Expected return on plan assets	(1,968)	(2,056)	(3,937)	(4,111)
Amortization of prior service cost	7	7	14	14
Recognized net actuarial loss	1,470	1,572	2,940	3,144

Net periodic benefit expense	$2,148	$2,364	$4,295	$4,729

Benefits paid through the defined benefit pension plan were $2.3 million and $4.7 million for the three and six months ended June 30, 2012, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2011, respectively. The Company made contributions to the defined benefit pension plan of $2.0 million and $3.4 million during the three months and six months ended June 30, 2012, respectively, and $1.4 million and $2.3 million for the three and six months ended June 30, 2011, respectively. Benefits paid through, and contributions made to, the combined SERPs were $0.7 million and $1.6 million for the three and six months ended June 30, 2012, respectively, and $0.8 million and $1.9 million for the three and six months ended June 30, 2011, respectively.

Following is a summary of the net actuarial loss and prior service costs for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive (loss) income” into “Net periodic benefit expense”:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net actuarial loss	$1,470	$1,572	$2,940	$3,144
Tax benefit on net actuarial loss	(559)	(597)	(1,117)	(1,195)
Prior service costs	7	7	14	14
Tax benefit on prior service costs	(3)	(2)	(6)	(5)

Net amortization from accumulated other comprehensive income	$915	$980	$1,831	$1,958

Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest cost	$24	$13	$48	$26
Amortization of prior service credit	(157)	(156)	(313)	(313)
Recognized net actuarial loss	97	61	195	122

Net periodic benefit expense	$(36)	$(82)	$(70)	$(165)

Benefits paid through, and contributions made to, the postretirement benefit plans were $0.1 million for both the three and six months ended June 30, 2012, respectively, and $0.1 million for both the three and six months ended June 30, 2011, respectively.

Following is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net actuarial loss	$97	$61	$195	$122
Tax benefit on net actuarial loss	(37)	(24)	(74)	(47)
Prior service costs	(157)	(156)	(313)	(313)
Tax expense on prior service costs	60	59	119	119

Net amortization from accumulated other comprehensive income	$(37)	$(60)	$(73)	$(119)

Contribution expense for the 401(k) defined contribution plan was $1.0 million and $1.8 million for the three and six months ended June 30, 2012, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2011, respectively.

International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions expense related to international plans was $0.3 million and $0.7 million for the three months and six months ended June 30, 2012, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2011, respectively.

Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plans that are funded through voluntary contributions by the Company. At June 30, 2012 and December 31, 2011, the Company had a liability related to the deferred compensation plans of $2.6 million and $3.4 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $8.3 million and $8.1 million at June 30, 2012 and December 31, 2011, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

In the first quarter of 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of management and highly compensated employees, was amended to terminate all employee deferral accounts on the amendment date and pay each participant the balance of their account in a lump sum no earlier than one year from termination and no later than December 31, 2012. In the six months ended June 30, 2012, the Company made $0.5 million in payments and no further payments are due.

Note 10 — Stockholders’ Deficit

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

Following is a summary of the activity of the Company’s stock authorized, issued and outstanding:

	D Stock			Common Stock			Treasury Stock
(Amounts in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)
Stock option exercise and release of restricted stock units	—	—	—	—	—	22	22

June 30, 2012	200	109	109	162,500	62,264	57,857	(4,407)

Common Stock — The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three and six months ended June 30, 2012. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at June 30, 2012 and December 31, 2011 include:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Net unrealized gains on securities classified as available-for-sale, net of tax	$22,887	$21,479
Cumulative foreign currency translation adjustments, net of tax	1,225	1,021
Prior service credit for pension and postretirement benefits, net of tax	1,849	2,034
Unrealized losses on pension and postretirement benefits, net of tax	(60,618)	(62,562)

Accumulated other comprehensive loss	$(34,657)	$(38,028)

Note 11 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. The Company is authorized to issue a total of 5,875,000 of share-based awards. As of June 30, 2012, the Company has remaining authorization to issue future grants of up to 1,672,833 shares.

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

Following is a summary of stock-based compensation expense for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Expense recognized related to stock options	$1,161	$2,658	$4,343	$7,109
Expense recognized related to restricted stock units	456	174	797	322
Expense related to stock appreciation rights	11	—	20	—

Stock-based compensation expense	$1,628	$2,832	$5,160	$7,431

Employee stock based compensation included a $1.2 million expense reversal for the three and six months ended June 30, 2012 from forfeitures upon executive employee terminations.

Stock Options — Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.

Pursuant to the terms of grants made in 2012, options awarded become exercisable through the passage of time annually over a four-year period in an equal number of shares each year, and have a term of 10 years.

For purposes of determining the fair value of stock options awarded in 2012, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2012 options:

Expected dividend yield (1)	0.0%
Expected volatility (2)	71.2% -71.8%
Risk-free interest rate (3)	1.2% -1.5%
Expected life (4)	6.3 years
Weighted-average grant-date fair value per option	$11.04

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

(3)	The risk-free interest rate for the Black-Scholes model is based on the United States Treasury yield curve in effect at the time of grant for periods within the expected term of the option.
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

A summary of the Company’s stock option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2011	5,365,085	$23.45
Granted	140,848	16.75
Exercised	(1,250)	17.36
Forfeited/Expired	(714,409)	29.83

Options outstanding at June 30, 2012	4,790,274	$22.30	7.09 years	$1,698

Vested or expected to vest at June 30, 2012	4,641,553	$22.35	7.02 years	$1,698

Options exercisable at June 30, 2012	1,303,523	$26.48	5.99 years	$1,037

The following is a summary of the Company’s stock option compensation information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Intrinsic value of options exercised	$—	$73	$1	$154
Cash received from option exercises	$1	$181	$22	364
Unrecognized stock option expense	$16,542
Remaining weighted-average vesting period	1.0 years

Restricted Stock Units — In the first half of 2012, the Company issued grants of performance-based restricted stock units to certain employees, which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses, meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grant, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.

The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2012 grants of performance-based restricted stock units, the grant date fair value at the minimum, target and maximum thresholds is $0.9 million, $1.7 million and $3.4 million, respectively. As of June 30, 2012, the Company believes it is probable it will achieve the performance goal at the target level on the third anniversary.

In April 2012, the Company granted an aggregate of 48,474 restricted stock units to members of the Board of Directors, excluding the Chairman of Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock.

For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Income using the straight-line method over the vesting period.

A summary of the Company’s restricted stock unit activity for the six months ended June 30, 2012 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2011	337,676	$17.77
Granted	254,030	16.65
Vested	(20,896)	28.72
Forfeited	(27,300)	17.03

Restricted stock units outstanding at June 30, 2012	543,510	$16.86

The fair value of restricted stock units vested is $0.6 million for both the three and six months ended June 30, 2012 and $0.6 million for both the three and six months ended June 30, 2011. As of June 30, 2012, the Company’s outstanding restricted stock units had unrecognized compensation expense of $3.7 million and a remaining weighted-average vesting period of 2.2 years. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of June 30, 2012 under the minimum and maximum thresholds is $2.2 million and $6.8 million, respectively.

Note 12 — Income Taxes

For the three and six months ended June 30, 2012, the Company had $10.2 million and $18.0 million, respectively, of income tax expense on pre-tax (loss) income of $(14.9) million and $3.2 million, respectively, resulting from the non-deductibility of certain legal accruals and related expenses. The Company paid $0.7 million and $0.8 million of federal and state income taxes for the three and six months ended June 30, 2012, respectively.

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

For the three and six months ended June 30, 2012, interest and penalties for unrecognized tax benefits were $0.1 million and $0.2 million, respectively, compared to nominal amounts for both the three and six months ended June 30, 2011. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of (Loss) Income. As of June 30, 2012 and December 31, 2011, the Company had a liability of $1.7 million and $1.6 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the second quarter of 2010, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s consolidated income tax returns for 2005 to 2007 and issued a Notice of Deficiency related to these items in April 2012 (the “2005-2007 Notice of Deficiency”). The Company is also currently under examination for its 2008 and 2009 tax returns, which had similar deductions, and received a Revenue Agent Report (“RAR”) for 2008 and 2009 in April 2012. The Company anticipates receiving a Notice of Deficiency for 2008 and 2009 within the next 12 months. The Company filed a petition with the United States Tax Court on May 14, 2012 contesting the adjustments in the 2005-2007 Notice of Deficiency and plans to petition the United States Tax Court for 2008 and 2009 as well. Approximately $955.0 million of cumulative deductions were taken for net securities losses in its 2007, 2008 and 2009 tax returns. As of June 30, 2012, the Company has recognized a cumulative benefit of approximately $136.1 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 13 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2021. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At June 30, 2012, the deferred rent liability relating to these incentives was $2.2 million.

Rent expense under operating leases was $4.1 million and $7.9 million for the three and six months ended June 30, 2012, respectively, and $3.8 million and $8.0 million for the three and six months ended June 30, 2011, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are (amounts in thousands):

Year 1	$13,052
Year 2	12,242
Year 3	10,697
Year 4	5,606
Year 5	2,821
Thereafter	9,231

Total	$53,649

Credit Facilities — At June 30, 2012, the Company has overdraft facilities through its senior facility consisting of $12.7 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of June 30, 2012. These overdraft facilities reduce amounts available under the senior facility. Fees on the letters of credit are paid in accordance with the terms of the senior facility described in Note 8 — Debt.

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

As of June 30, 2012, the liability for minimum commission guarantees was $3.5 million and the maximum amount that could be paid under the minimum commission guarantees was $12.5 million over a weighted average remaining term of 2.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the six months ended June 30, 2012 and 2011, the Company paid $0.5 million and $0.1 million, respectively, or 19 percent and 21 percent, respectively, of the estimated maximum payment for the year.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2012, the total amount of unfunded commitments related to these agreements was $0.3 million.

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $43.6 million and $3.0 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively. Legal accruals and settlement charges of $36.5 million and $38.1 million, net of insurance recoveries of $2.8 million, were recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income during the three and six months ended June 30, 2012, and charges of $0.4 million and $1.4 million were recorded during the three and six months ended June 30, 2011, respectively.

Litigation Commenced Against the Company:

Stockholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Pittman alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purported to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware (the “Delaware Court”), and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs sought to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the 2011 Recapitalization.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.

On July 20, 2012, the parties in the Pittman litigation applied for preliminary approval of a proposed settlement, the terms of which are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012 (the “Stipulation”). The Stipulation, which is still subject to preliminary and final approval by the Delaware Court, provides for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of any attorneys’ fees awarded by the Delaware Court. During the three and six months ended June 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company will contribute $3.5 million; (ii) the Company’s insurer will contribute $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to Collectively herein as the THL Directors, will waive all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company will contribute $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman Sachs has agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company will contribute this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization have agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company will contribute this amount toward the settlement payment.

The Stipulation also includes a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization. The Delaware Court has set a hearing on October 10, 2012 to consider final approval of the settlement and entry of judgment. If the settlement is approved, the action will be dismissed with prejudice on the merits, and the Company will seek to dismiss the Texas action as well.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MDPA/DOJ Matter — MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company was provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. Interviews of one former executive officer and one former chief executive officer of the Company have taken place. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA USAO, and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice, or the US DOJ. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. During the course of these discussions, the Company was advised that consideration was being given to a range of possible outcomes, including the seeking of criminal penalties against the Company.

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

MoneyGram continues to engage in discussions and to cooperate with the government representatives regarding the investigation. However, the Company is unable to determine at this time what the final resolution of the investigation will be, including the nature of any proceeding and the manner in which it will be resolved. In the second quarter, the Company recorded an accrual of $30.0 million in connection with a possible resolution of this matter, based on the facts and circumstances known at this time. However, the Company is unable at this time to reasonably estimate the ultimate loss and no assurance can be given that costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.

State Civil Investigative Demands — MoneyGram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

Other Matters — The Company is involved in various government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) against Goldman Sachs & Co. (“Goldman”). The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock (“D Stock”) currently owned by Goldman and its affiliates.

Tax Litigation — On May 14, 2012, the Company filed a petition in the United States Tax Court challenging the 2005-2007 Notice of Deficiency, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. If the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $110.1 million based on benefits taken through June 30, 2012. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position.

Note 14 — Earnings per Common Share

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

For all periods in which it is outstanding, the D Stock is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of the Company’s Series B Participating Convertible Preferred Stock and the Company’s Series B-1 Participating Convertible Preferred Stock (collectively, the “Series B Stock”) were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

Effective for discrete periods beginning after June 30, 2011, the Company no longer applies the two-class method of calculating basic earnings per share because the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Shares related to stock options	5,045	5,101	5,200	5,117
Shares related to restricted stock and restricted stock units	500	28	422	28
Shares related to preferred stock	—	29,283	—	42,327

Shares excluded from the computation	5,545	34,412	5,622	47,472

Note 15 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”). ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 on January 1, 2012, which resulted in additional fair value measurement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”) to amend financial statement presentation guidance for other comprehensive income (“OCI”). Under ASU 2011-05, the statement of income and OCI can be presented either as a continuous statement or in two separate consecutive statements. As such, the option to present the components of OCI as part of the statement of stockholders’ equity is eliminated. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was adopted on January 1, 2012 with no impact to the Company’s Consolidated Financial Statements.

Note 16 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28.1 percent and 28.3 percent of total revenue for the three months ended June 30, 2012 and 2011, respectively, and 28.6 percent and 29.2 percent for the six months ended June 30, 2012 and 2011, respectively.

The following tables set forth revenue, operating results, depreciation and amortization, capital expenditures and assets by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Revenue
Global Funds Transfer:
Money transfer	$282,262	$256,285	$550,753	$495,989
Bill payment	26,008	27,554	53,652	57,631

Total Global Funds Transfer	308,270	283,839	604,405	553,620
Financial Paper Products:
Money order	14,518	15,623	29,408	31,353
Official check	7,001	10,016	13,779	18,182

Total Financial Paper Products	21,519	25,639	43,187	49,535
Other	353	475	645	822

Total revenue	$330,142	$309,953	$648,237	$603,977

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Segment operating income:
Global Funds Transfer	$38,626	$25,911	$71,908	$52,358
Financial Paper Products	8,080	9,344	17,070	17,724
Other	(488)	(400)	(1,057)	(663)

Total segment operating income	46,218	34,855	87,921	69,419
Other unallocated expenses	43,085	597	48,857	3,460

Total operating income	3,133	34,258	39,064	65,959
Net securities gains	—	(32,816)	—	(32,816)
Interest expense	17,637	22,873	35,520	43,486
Other	347	14,856	347	14,856

(Loss) income before income taxes	$(14,851)	$29,345	$3,197	$40,433

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Depreciation and amortization:
Global Funds Transfer	$9,416	$10,351	$19,166	$20,464
Financial Paper Products	897	1,504	1,812	3,049
Other	740	24	758	32

Total depreciation and amortization	$11,053	$11,879	$21,736	$23,545

Capital expenditures:
Global Funds Transfer	$10,416	$11,601	$19,953	$18,492
Financial Paper Products	1,292	2,611	3,325	3,485

Total capital expenditures	$11,708	$14,212	$23,278	$21,977

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Assets:
Global Funds Transfer	$1,445,862	$1,247,355
Financial Paper Products	3,447,031	3,683,393
Other	292,169	244,830

Total assets	$5,185,062	$5,175,578

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. The table below presents revenue by major geographic area for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
United States	$205,079	$192,205	$405,611	$380,103
International	125,063	117,748	242,626	223,874

Total revenue	$330,142	$309,953	$648,237	$603,977

Note 17 — Condensed Consolidating Financial Statements

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

The following information represents condensed, consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, along with condensed, consolidating Statements of (Loss) Income, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	547	2,457,501	90,209	—	2,548,257
Receivables, net (substantially restricted)	—	1,248,250	18,632	—	1,266,882
Short-term investments (substantially restricted)	—	500,000	24,055	—	524,055
Available-for-sale investments (substantially restricted)	—	85,281	—	—	85,281
Property and equipment	—	89,941	27,091	—	117,032
Goodwill	—	306,878	121,813	—	428,691
Other assets	10,072	185,225	19,567	—	214,864
Equity investments in subsidiaries	80,798	173,247	—	(254,045)	—
Intercompany receivables	—	173,416	—	(173,416)	—

Total assets	$91,417	$5,219,739	$301,367	$(427,461)	$5,185,062

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,102,134	$53,746	$—	$4,155,880
Debt	—	810,365	—	—	810,365
Pension and other postretirement benefits	—	114,606	1,747	—	116,353
Accounts payable and other liabilities	84,860	111,855	21,852	—	218,567
Intercompany liabilities	122,660	(19)	50,775	(173,416)	—

Total liabilities	207,520	5,138,941	128,120	(173,416)	5,301,165
Total stockholders’ (deficit) equity	(116,103)	80,798	173,247	(254,045)	(116,103)

Total liabilities and stockholders’ (deficit) equity	$91,417	$5,219,739	$301,367	$(427,461)	$5,185,062

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	524	2,462,106	109,544	—	2,572,174
Receivables, net (substantially restricted)	—	1,204,903	15,162	—	1,220,065
Short-term investments (substantially restricted)	—	500,000	22,024	—	522,024
Available-for-sale investments (substantially restricted)	—	102,771	—	—	102,771
Property and equipment	—	87,172	29,169	—	116,341
Goodwill	—	306,878	121,813	—	428,691
Other assets	4,820	190,295	18,397	—	213,512
Equity investments in subsidiaries	85,436	177,385	—	(262,821)	—
Intercompany receivables	—	187,441	—	(187,441)	—

Total assets	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,138,418	$66,957	$—	$4,205,375
Debt	—	810,888	—	—	810,888
Pension and other postretirement benefits	—	118,580	1,672	—	120,252
Accounts payable and other liabilities	54,803	65,629	28,829	—	149,261
Intercompany liabilities	146,175	—	41,266	(187,441)	—

Total liabilities	200,978	5,133,515	138,724	(187,441)	5,285,776
Total stockholders’ (deficit) equity	(110,198)	85,436	177,385	(262,821)	(110,198)

Total liabilities and stockholders’ (deficit) equity	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$352,844	$71,870	$(98,008)	$326,706
Investment revenue	—	3,238	198	—	3,436

Total revenue	—	356,082	72,068	(98,008)	330,142
EXPENSES
Fee and other commissions expense	—	184,742	42,263	(80,332)	146,673
Investment commissions expense	—	103	—	—	103

Total commissions expense	—	184,845	42,263	(80,332)	146,776
Compensation and benefits	—	42,292	16,738	—	59,030
Transaction and operations support	8,845	93,676	13,163	(17,676)	98,008
Occupancy, equipment and supplies	—	8,572	3,570	—	12,142
Depreciation and amortization	—	7,967	3,086	—	11,053

Total operating expenses	8,845	337,352	78,820	(98,008)	327,009

OPERATING (LOSS) INCOME	(8,845)	18,730	(6,752)	—	3,133

Other expense
Interest expense	—	17,637	—	—	17,637
Other	347	—	—	—	347

Total other expenses, net	347	17,637	—	—	17,984

(Loss) income before income taxes	(9,192)	1,093	(6,752)	—	(14,851)
Income tax (benefit) expense	(3,563)	15,239	(1,471)	—	10,205

(Loss) income after income taxes	(5,629)	(14,146)	(5,281)	—	(25,056)
Equity (loss) income in subsidiaries	(19,427)	(5,281)	—	24,708	—

NET (LOSS) INCOME	$(25,056)	$(19,427)	$(5,281)	$24,708	$(25,056)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in thousands)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$693,211	$141,182	$(192,769)	$641,624
Investment revenue	—	6,181	432	—	6,613

Total revenue	—	699,392	141,614	(192,769)	648,237
EXPENSES
Fee and other commissions expense	—	364,196	80,136	(155,744)	288,588
Investment commissions expense	—	180	—	—	180

Total commissions expense	—	364,376	80,136	(155,744)	288,768
Compensation and benefits	—	86,318	31,776	—	118,094
Transaction and operations support	10,611	157,698	24,938	(37,025)	156,222
Occupancy, equipment and supplies	—	17,591	6,762	—	24,353
Depreciation and amortization	—	15,566	6,170	—	21,736

Total operating expenses	10,611	641,549	149,782	(192,769)	609,173

OPERATING (LOSS) INCOME	(10,611)	57,843	(8,168)	—	39,064

Other expense
Interest expense	—	35,520	—	—	35,520
Other	347	—	—	—	347

Total other expenses, net	347	35,520	—	—	35,867

(Loss) income before income taxes	(10,958)	22,323	(8,168)	—	3,197
Income tax (benefit) expense	(4,181)	23,600	(1,435)	—	17,984

(Loss) income after income taxes	(6,777)	(1,277)	(6,733)	—	(14,787)
Equity (loss) income in subsidiaries	(8,010)	(6,733)	—	14,743	—

NET (LOSS) INCOME	$(14,787)	$(8,010)	$(6,733)	$14,743	$(14,787)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$297,495	$67,045	$(60,466)	$304,074
Investment revenue	—	5,751	128	—	5,879

Total revenue	—	303,246	67,173	(60,466)	309,953
EXPENSES
Fee and other commissions expense	—	140,855	37,004	(42,298)	135,561
Investment commissions expense	—	111	—	—	111

Total commissions expense	—	140,966	37,004	(42,298)	135,672
Compensation and benefits	—	42,949	14,964	—	57,913
Transaction and operations support	1,471	64,174	11,117	(18,168)	58,594
Occupancy, equipment and supplies	—	8,749	2,888	—	11,637
Depreciation and amortization	—	8,957	2,922	—	11,879

Total operating expenses	1,471	265,795	68,895	(60,466)	275,695

OPERATING (LOSS) INCOME	(1,471)	37,451	(1,722)	—	34,258

Other (income) expense
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	22,873	—	—	22,873
Other	5,520	9,336	—	—	14,856

Total other expenses (income), net	5,520	(607)	—	—	4,913

(Loss) income before income taxes	(6,991)	38,058	(1,722)	—	29,345
Income tax (benefit) expense	(2,417)	5,058	300	—	2,941

(Loss) income after income taxes	(4,574)	33,000	(2,022)	—	26,404
Equity income (loss) in subsidiaries	30,978	(2,022)	—	(28,956)	—

NET INCOME (LOSS)	$26,404	$30,978	$(2,022)	$(28,956)	$26,404

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$582,173	$130,318	$(118,408)	$594,083
Investment revenue	—	9,686	208	—	9,894

Total revenue	—	591,859	130,526	(118,408)	603,977
EXPENSES
Fee and other commissions expense	—	275,943	63,946	(75,268)	264,621
Investment commissions expense	—	251	—	—	251

Total commissions expense	—	276,194	63,946	(75,268)	264,872
Compensation and benefits	(31)	87,091	30,148	—	117,208
Transaction and operations support	2,495	130,250	19,398	(43,140)	109,003
Occupancy, equipment and supplies	—	17,560	5,830	—	23,390
Depreciation and amortization	—	17,994	5,551	—	23,545

Total operating expenses	2,464	529,089	124,873	(118,408)	538,018

OPERATING (LOSS) INCOME	(2,464)	62,770	5,653	—	65,959

Other (income) expense
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	43,486	—	—	43,486
Other	5,520	9,336	—	—	14,856

Total other expenses, net	5,520	20,006	—	—	25,526

(Loss) income before income taxes	(7,984)	42,764	5,653	—	40,433
Income tax (benefit) expense	(2,764)	2,148	600	—	(16)

(Loss) income after income taxes	(5,220)	40,616	5,053	—	40,449
Equity income (loss) in subsidiaries	45,669	5,053	—	(50,722)	—

NET INCOME (LOSS)	$40,449	$45,669	$5,053	$(50,722)	$40,449

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(25,056)	$(19,427)	$(5,281)	$24,708	$(25,056)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $53	434	434	—	(434)	434
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $56	(93)	(93)	—	93	(93)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $595	972	972	—	(972)	972
Unrealized foreign currency translation gains, net of tax benefit of $1,127	(1,839)	(1,839)	(1,506)	3,345	(1,839)

Other comprehensive (loss) income	(526)	(526)	(1,506)	2,032	(526)

COMPREHENSIVE (LOSS) INCOME	$(25,582)	$(19,953)	$(6,787)	$26,740	$(25,582)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(14,787)	$(8,010)	$(6,733)	$14,743	$(14,787)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $585	1,408	1,408	—	(1,408)	1,408
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $113	(185)	(185)	—	185	(185)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $1,191	1,944	1,944	—	(1,944)	1,944
Unrealized foreign currency translation gains, net of tax expense of $125	204	204	(444)	240	204

Other comprehensive income (loss)	3,371	3,371	(444)	(2,927)	3,371

COMPREHENSIVE (LOSS) INCOME	$(11,416)	$(4,639)	$(7,177)	$11,816	$(11,416)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$26,404	$30,978	$(2,022)	$(28,956)	$26,404
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0	3,083	3,083	—	(3,083)	3,083
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0	4	4	—	(4)	4
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $57	(92)	(92)	—	92	(92)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $620	1,012	1,012	—	(1,012)	1,012
Unrealized foreign currency translation gains, net of tax expense of $205	334	471	182	(653)	334

Other comprehensive income (loss)	4,341	4,478	182	(4,660)	4,341

COMPREHENSIVE INCOME (LOSS)	$30,745	$35,456	$(1,840)	$(33,616)	$30,745

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$40,449	$45,669	$5,053	$(50,722)	$40,449
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0	5,028	5,028	—	(5,028)	5,028
Reclassification adjustment for net realized losses included in net income, net of tax expense of $0	4	4	—	(4)	4
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income, net of tax expense of $114	(185)	(185)	—	185	(185)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax benefit of $1,242	2,024	2,024	—	(2,024)	2,024
Unrealized foreign currency translation gains, net of tax expense of $648	1,058	1,520	551	(2,071)	1,058

Other comprehensive income (loss)	7,929	8,391	551	(8,942)	7,929

COMPREHENSIVE INCOME (LOSS)	$48,378	$54,060	$5,604	$(59,664)	$48,378

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,406	$(10,339)	$(488)	$—	$2,579
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	8,447	—	—	8,447
Purchases of short-term investments (substantially restricted)	—	(100,000)	(12,733)	—	(112,733)
Proceeds from maturities of short-term investments (substantially restricted)	—	100,000	13,525	—	113,525
Purchases of property and equipment, net of disposals	—	(8,986)	(2,677)	—	(11,663)
Proceeds from disposal of assets and businesses	—	219	—	—	219
Capital contribution from subsidiary guarantors	—	(2,373)	—	2,373	—

Net cash (used in) provided by investing activities	—	(2,693)	(1,885)	2,373	(2,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(375)	—	—	(375)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany financings	(13,407)	13,407	—	—	—
Capital contribution to non-guarantors	—	—	2,373	(2,373)	—

Net cash (used in) provided by financing activities	(13,406)	13,032	2,373	(2,373)	(374)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,493	$(15,573)	$4,295	$—	$12,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	19,267	—	—	19,267
Purchases of short-term investments (substantially restricted)	—	(300,000)	(24,489)	—	(324,489)
Proceeds from maturities of short-term investments (substantially restricted)	—	300,000	23,638	—	323,638
Purchases of property and equipment, net of disposals	—	(23,811)	(6,484)	—	(30,295)
Proceeds from disposal of assets and businesses	—	391	—	—	391
Capital contribution from subsidiary guarantors	—	(3,040)	—	3,040	—

Net cash (used in) provided by investing activities	—	(7,193)	(7,335)	3,040	(11,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(750)	—	—	(750)
Proceeds from exercise of stock options	23	—	—	—	23
Intercompany financings	(23,516)	23,516	—	—	—
Capital contribution to non-guarantors	—	—	3,040	(3,040)	—

Net cash (used in) provided by financing activities	(23,493)	22,766	3,040	(3,040)	(727)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,391	$135,816	$9,889	$—	$149,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	14,281	—	—	14,281
Proceeds from settlement of investments (substantially restricted)	—	19,221	—	—	19,221
Purchases of short-term investments (substantially restricted)	—	(100,000)	(11,259)	—	(111,259)
Proceeds from maturities of short-term investments (substantially restricted)	—	—	5,316	—	5,316
Purchases of property and equipment, net of disposals	—	(9,898)	(5,319)	—	(15,217)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Dividends to parent/Capital contribution from subsidiary guarantors	241,315	(1,426)	—	(239,889)	—

Net cash provided by (used in) investing activities	241,315	(77,822)	(11,315)	(239,889)	(87,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,469)	—	—	—	(3,469)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	181	—	—	—	181
Intercompany financings	(2,608)	2,608	—	—	—
Dividends from subsidiary guarantors/Capital contribution to non-guarantors	—	(241,315)	1,426	239,889	—

Net cash (used in) provided by financing activities	(244,706)	(57,994)	1,426	239,889	(61,385)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$675	$119,737	$25,220	$—	$145,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	31,743	—	—	31,743
Proceeds from settlement of investments (substantially restricted)	—	19,221	—	—	19,221
Purchases of short-term investments (substantially restricted)	—	(294,142)	(22,558)	—	(316,700)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	5,316	—	205,816
Purchases of property and equipment	—	(14,157)	(10,033)	—	(24,190)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Dividends to parent/Capital contribution from subsidiary guarantors	241,315	(2,108)	—	(239,207)	—

Net cash provided by (used in) investing activities	241,315	(58,943)	(27,328)	(239,207)	(84,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,736)	—	—	—	(3,736)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	364	—	—	—	364
Intercompany financings	192	(192)	—	—	—
Dividends from subsidiary guarantors/Capital contribution to non-guarantors	—	(241,315)	2,108	239,207	—

Net cash (used in) provided by financing activities	(241,990)	(60,794)	2,108	239,207	(61,469)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS - End of period	$—	$—	$—	$—	$—

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

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue
Fee and other revenue	$326,706	$304,074	7%	$641,624	$594,083	8%
Investment revenue	3,436	5,879	(42)%	6,613	9,894	(33)%

Total revenue	330,142	309,953	7%	648,237	603,977	7%

Expenses
Fee and other commissions expense	146,673	135,561	8%	288,588	264,621	9%
Investment commissions expense	103	111	(7)%	180	251	(28)%

Total commissions expense	146,776	135,672	8%	288,768	264,872	9%
Compensation and benefits	59,030	57,913	2%	118,094	117,208	1%
Transaction and operations support	98,008	58,594	67%	156,222	109,003	43%
Occupancy, equipment and supplies	12,142	11,637	4%	24,353	23,390	4%
Depreciation and amortization	11,053	11,879	(7)%	21,736	23,545	(8)%

Total operating expenses	327,009	275,695	19%	609,173	538,018	13%

Operating income	3,133	34,258	(91)%	39,064	65,959	(41)%

Other (income) expense
Net securities gains	—	(32,816)	NM	—	(32,816)	NM
Interest expense	17,637	22,873	(23)%	35,520	43,486	(18)%
Other	347	14,856	NM	347	14,856	NM

Total other expense, net	17,984	4,913	NM	35,867	25,526	41%

(Loss) income before income taxes	(14,851)	29,345	(151)%	3,197	40,433	(92)%

Income tax expense (benefit)	10,205	2,941	247%	17,984	(16)	NM

Net (loss) income	$(25,056)	$26,404	(195)%	$(14,787)	$40,449	(137)%

NM = Not meaningful

Following is a summary of our operating results in the second quarter of 2012 as compared to the second quarter of 2011:

•

Total fee and other revenue increased $22.6 million, or seven percent, to $326.7 million in the second quarter of 2012 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Volume growth of 13 percent drove the increase in money transfer fee and other revenue, but was partially offset by a lower euro exchange rate. Excluding a business divested in 2011, Bill Payment revenue grew $0.1 million. See further discussion in the “Fee and Other Revenue and Commissions Expense” section.

•	Investment revenue decreased $2.4 million, or 42 percent, to $3.4 million in the second quarter of 2012 due to lower yields on our investments and a decline in average investable balances.

•

Total commissions expense increased $11.1 million, or eight percent, in the second quarter of 2012 due to money transfer volume growth, partially offset by the lower euro exchange rate and lower commissions expense related to bill payment products and the Financial Paper Products segment.

•

Total operating expenses increased $51.3 million, or 19 percent, in the second quarter of 2012, driven primarily by higher transaction and operations support expense from legal accruals, an increase in commissions expense and higher compensation and benefits expense, partially offset by a decrease in depreciation and amortization. For the three months ended June 30, 2012, operating expenses include $4.4 million of costs associated with restructuring and reorganization activities.

•

During the second quarter of 2011, the Company recognized $32.8 million of settlements equal to all outstanding principal from two securities. These securities had previously been written down to a nominal fair value, resulting in net securities gains of $32.8 million in the second quarter of 2011.

•	Interest expense decreased $5.2 million, or 23 percent, to $17.6 million in the second quarter of 2012, primarily due to lower interest rates from our refinancing activities in 2011.

•	In the second quarter of 2012, the Company recognized $0.3 million of other expense for the Investors’ payment to Walmart for the Participation Agreement.

•

During the second quarter of 2011, other non-operating expense includes a debt extinguishment loss of $5.2 million recognized upon termination of our former senior credit facility, $4.1 million of asset impairments associated with disposition activity and $5.5 million of costs incurred to effect the Company’s recapitalization transaction in May 2011, or the 2011 Recapitalization. Of the $4.1 million of asset impairments, $2.3 million relates to restructuring and reorganization activities.

•

In the second quarter of 2012, the Company had income tax expense of $10.2 million on pre-tax loss of $14.9 million, primarily reflecting the non-deductibility of certain legal reserves and related expenses.

•	The decrease in the euro exchange rate decreased total revenue by $7.4 million and total expenses by $5.9 million, for a net decrease to our income before income taxes of $1.5 million.

FEE AND OTHER REVENUE AND COMMISSIONS EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Fee and other revenue	$326,706	$304,074	7%	$641,624	$594,083	8%
Fee and other commissions expense	146,673	135,561	8%	288,588	264,621	9%
Fee and other commissions expense as a % of fee and other revenue	44.9%	44.6%		45.0%	44.5%

Fee and Other Revenue — For the three and six months ended June 30, 2012, fee and other revenue growth of $22.6 million and $47.5 million, respectively, was primarily driven by money transfer transaction volume growth, partially offset by a lower euro exchange rate and lower foreign exchange revenue, changes in corridor mix and lower average face value per transaction. Bill payment products primarily saw revenue declines from lower average fees per transaction while money order and official check fee and other revenue decreased due to volume declines. See the “Segment Performance” section for more detailed discussion.

Fee and Other Commissions — For the three and six months ended June 30, 2012, fee and other commissions expense growth of $11.1 million and $24.0 million, respectively, was primarily due to money transfer volume growth, partially offset by a lower euro exchange rate, lower average bill payment fees per transaction and lower Financial Paper Product volumes. Commissions expense grew at a faster rate than revenue due to payment at a higher tier from volume growth achievement for certain key agents and corridor mix. Commissions expense as a percent of fee and other revenue increased in both the three and six months ended June 30, 2012, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product. Agents in the Global Funds Transfer segment are compensated through commissions we pay to them, whereas our Financial Paper Products agents and financial institution customers primarily earn their revenue through per item fees they charge directly to the consumer. See the “Segment Performance” section for more detailed discussion.

NET INVESTMENT REVENUE ANALYSIS

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Investment revenue	$3,436	$5,879	(42)%	$6,613	$9,894	(33)%
Investment commissions expense	(103)	(111)	7%	(180)	(251)	28%

Net investment revenue	$3,333	$5,768	(42)%	$6,433	$9,643	(33)%

Average balances:
Cash equivalents and investments	$3,117,808	$3,267,683	(5)%	$3,128,447	$3,326,233	(6)%
Payment service obligations	$2,177,747	$2,320,547	(6)%	$2,181,420	$2,359,642	(8)%

Average yields earned and rates paid:
Investment yield	0.44%	0.72%		0.43%	0.60%
Investment commission rate	0.02%	0.02%		0.02%	0.02%
Net investment margin	0.43%	0.71%		0.41%	0.58%

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

Investment revenue — Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $2.4 million, or 42 percent, in the three months ended June 30, 2012 due to lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.

During the six months ended June 30, 2012, investment revenue decreased $3.3 million, or 33 percent, due to lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.

Investment commissions expense — Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. There was a nominal change in investment commissions expense for the three months ended June 30, 2012 compared to June 30, 2011. During the six months ended June 30, 2012, investment commissions expense decreased $0.1 million, or 28 percent, primarily from lower interest rates.

Net investment revenue and margin — As a result of the factors discussed above, net investment revenue decreased $2.4 million, or 42 percent, for the three months ended June 30, 2012, while the net investment margin decreased 0.28 percentage points. For the six months ended June 30, 2012, net investment revenue decreased $3.2 million, or 33 percent, while the net investment margin decreased 0.17 percentage points.

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

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. Following is a summary of the change in compensation and benefits:

(Amounts in thousands)	Three Months Ended	Six Months Ended
For the period ended June 30, 2011	$57,913	$117,208
Change from:
Other employee benefits	1,465	2,079
Salaries and related payroll taxes	1,393	455
Incentive compensation	1,031	1,432
Impact of change in Euro currency	(1,150)	(1,544)
Employee stock-based compensation	(1,591)	(2,659)
Restructuring and reorganization	(31)	1,123

For the period ended June 30, 2012	$59,030	$118,094

During the three and six months ended June 30, 2012, other employee benefits increased due to executive severance and higher insurance costs, partially offset by lower expenses from our benefit plans. Salaries and related payroll taxes increased from ordinary salary increases, partially offset by lower temporary help and headcount from our restructuring and outsourcing initiatives. Incentive compensation increased primarily from higher sales incentives and ordinary salary increases that increased the compensation base as compared to the prior year. Employee stock–based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods. For the six months ended June 30, 2012, restructuring and reorganization costs increased due to the centralization and relocation of certain functions, including on-going initiatives outside of the United States.

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

(Amounts in thousands)	Three Months Ended	Six Months Ended
For the period ended June 30, 2011	$58,594	$109,003
Change from:
Legal accruals	36,663	44,848
Other	4,251	(478)
Contractor, consultant and outsourcing	2,437	5,526
Marketing costs	450	2,354
Foreign exchange gains	(1,956)	(3,975)
Restructuring and reorganization	(1,577)	38
Impact of change in Euro currency	(854)	(1,094)

For the period ended June 30, 2012	$98,008	$156,222

For the three and six months ended June 30, 2012, transaction and operations support expense increased from the following items:

•	Legal accruals increased primarily due to regulatory matters and securities litigation, partially offset by lower capital transaction activities.

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

For the three months ended June 30, 2012, restructuring and reorganization costs decreased primarily due to less resourcing costs for the centralization and relocation of certain functions.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $0.5 million, or four percent, and $1.0 million, or four percent, for the three and six months ended June 30, 2012, respectively, primarily due to $0.5 million and $1.1 million, respectively, of facility-related costs associated with restructuring and reorganization activities. The decrease in the euro exchange rate decreased occupancy, equipment and supplies by $0.3 million and $0.4 million, respectively, in the three and six months ended June 30, 2012.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization for the three and six months ended June 30, 2012, decreased $0.8 million and $1.8 million, respectively, primarily from lower depreciation expense on point of sale equipment, office furniture and equipment and capitalized software, partially offset by an increase in signage depreciation. The decrease in the euro exchange rate decreased depreciation and amortization by $0.2 million and $0.3 million, respectively, in the three and six months ended June 30, 2012.

OTHER EXPENSE

Net securities gains —The three and six months ended June 30, 2011 reflect a realized gain of $32.8 million related to the receipt of a $19.2 million and a $13.6 million settlement equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Realized gains from available-for-sale investments	$—	$(32,820)	$—	$(32,820)
Other-than-temporary impairments from available-for-sale investments	—	4	—	4

Net securities gains	$—	$(32,816)	$—	$(32,816)

Interest expense — Interest expense decreased $5.2 million, or 23 percent, and $8.0 million, or 18 percent, for the three and six months ended June 30, 2012, respectively, due to lower interest rates from our refinancing activities in 2011.

Other — Other expense was $0.3 million for the three and six months ended June 30, 2012 due to the Investors’ payment to Walmart for the Participation Agreement. See Note 1 — Basis of Presentation of the Notes to Consolidated Financial Statements for further information.

Other expense was $14.9 million for the three and six months ended June 30, 2011. The Company recognized $5.5 million of costs associated with our recapitalization initiatives. In connection with the termination of the 2008 senior facility on May 18, 2011, we recognized a debt extinguishment loss of $5.2 million. The Company recognized $4.1 million of asset impairments in the three and six months ended June 30, 2011 related to disposition activity, of which $2.3 million was associated with restructuring and reorganization activities.

Income taxes — For the three and six months ended June 30, 2012, the Company had $10.2 million and $18.0 million, respectively, of income tax expense on pre-tax (loss) income of $(14.9) million and $3.2 million, respectively, resulting from the non-deductibility of certain legal accruals and related expenses.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
(Loss) income before income taxes	$(14,851)	$29,345	(151)%	$3,197	$40,433	(92)%
Interest expense	17,637	22,873	(23)%	35,520	43,486	(18)%
Depreciation and amortization	11,053	11,879	(7)%	21,736	23,545	(8)%
Amortization of agent signing bonuses	8,041	8,119	(1)%	16,384	16,067	2%

EBITDA	21,880	72,216	(70)%	76,837	123,531	(38)%

Significant items impacting EBITDA:
Net securities gains	—	(32,816)	NM	—	(32,816)	NM
Severance and related costs	577	—	NM	1,029	(31)	NM
Restructuring and reorganization costs	4,370	7,945	(45)%	10,214	10,884	(6)%
Capital transaction costs	—	4,045	NM	—	5,521	NM
Asset impairment charges	—	1,802	NM	—	1,802	NM
Contribution from investors	347	—	NM	347	—	NM
Debt extinguishment	—	5,220	NM	—	5,220	NM
Stock-based compensation expense	1,628	3,164	(49)%	5,160	7,763	(34)%
Legal expenses	39,660	2,613	1418%	43,248	2,613	1555%

Adjusted EBITDA	$68,462	$64,189	7%	$136,835	$124,487	10%

NM = Not meaningful

For the three months ended June 30, 2012, EBITDA decreased $50.3 million, or 70 percent, to $21.9 from $72.2 million primarily due to the significant items impacting EBITDA in the table herein. Adjusted EBITDA for the three months ended June 30, 2012 increased $4.3 million, or seven percent, to $68.5 million from $64.2 million, primarily due to money transfer growth, partially offset by the declining euro and lower investment revenue.

For the six months ended June 30, 2012, EBITDA decreased $46.7 million, or 38 percent, to $76.8 from $123.5 million. Adjusted EBITDA for the three months ended June 30, 2012 increased $12.3 million, or 10 percent, to $136.8 million from $124.5 million, primarily due to money transfer growth, partially offset by the declining euro, lower investment revenue, the timing of marketing spend and other investment initiatives.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Operating income:
Global Funds Transfer	$38,626	$25,911	$12,715	$71,908	$52,358	$19,550
Financial Paper Products	8,080	9,344	(1,264)	17,070	17,724	(654)
Other	(488)	(400)	(88)	(1,057)	(663)	(394)

Total segment operating income	46,218	34,855	11,363	87,921	69,419	18,502
Other unallocated expenses	43,085	597	42,488	48,857	3,460	45,397

Total operating income	3,133	34,258	(31,125)	39,064	65,959	(26,895)
Net securities gains	—	(32,816)	32,816	—	(32,816)	32,816
Interest expense	17,637	22,873	(5,236)	35,520	43,486	(7,966)
Other	347	14,856	(14,509)	347	14,856	(14,509)

(Loss) income before income taxes	$(14,851)	$29,345	$(44,196)	$3,197	$40,433	$(37,236)

GLOBAL FUNDS TRANSFER SEGMENT

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Money transfer revenue:
Fee and other revenue	$282,064	$256,161	10%	$550,323	$495,791	11%
Investment revenue	198	124	60%	430	198	117%

Total money transfer revenue	282,262	256,285	10%	550,753	495,989	11%
Bill payment revenue:
Fee and other revenue	26,008	27,554	(6)%	53,652	57,627	(7)%
Investment revenue	—	—	NM	—	4	(100)%

Total bill payment revenue	26,008	27,554	(6)%	53,652	57,631	(7)%
Total Global Funds Transfer revenue:
Fee and other revenue	308,072	283,715	9%	603,975	553,418	9%
Investment revenue	198	124	60%	430	202	113%

Total Global Funds Transfer revenue	$308,270	$283,839	9%	$604,405	$553,620	9%

Commissions expense	$146,281	$134,903	8%	$287,803	$263,292	9%

Operating income	$38,626	$25,911	49%	$71,908	$52,358	37%
Operating margin	12.5%	9.1%		11.9%	9.5%

Global Funds Transfer revenue — Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For the three and six months ended June 30, 2012, Global Funds Transfer total revenue increased $24.4 million and $50.8 million, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Bill payment fee and other revenue for the three months ended June 30, 2012 decreased $1.5 million due to $1.7 million of lower average fees per transaction, partially offset by volume increases of $0.2 million. For the six months ended June 30, 2012, bill payment fee and other revenue decreased $4.0 million due to lower average fees per transaction of $3.4 million and lower volumes of $0.6 million. Bill Payment revenue from divested businesses was $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2012, money transfer fee and other revenue increased 10 percent and 11 percent, respectively, driven by the items noted in the following table.

Money Transfer Fee and Other Revenue	Three Months Ended	Six Months Ended
(Amounts in thousands)
For the period ended June 30, 2011	$256,161	$495,791
Change from:
Volume	33,331	68,605
Euro exchange rate	(7,402)	(9,922)
Corridor mix and average face value per transaction	(915)	(4,717)
Other	889	566

For the period ended June 30, 2012	$282,064	$550,323

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transaction growth for the three and six months ended June 30, 2012 as compared to the same period in the prior year is as follows:

	Three Months Ended	Six Months Ended
Total transactions	13%	14%
Transactions originating outside of the United States	18%	17%
Transactions originating in the United States	11%	12%
Transactions originating in the United States excluding those sent to Mexico	9%	9%

Money transfer transactions originating in the United States, excluding transactions sent to Mexico, increased due primarily to an increase in intra–United States remittances. Transactions sent to Mexico grew by 20 percent and 19 percent, respectively, in the three and six months ended June 30, 2012. Mexico represented approximately 10 percent and 9 percent, respectively, of our total transactions for the three and six months ended June 30, 2012. The money transfer agent base expanded 16 percent to approximately 284,000 locations in the second quarter of 2012, primarily due to expansion in the Indian subcontinent, Eastern Europe, Western Europe and Asia Pacific.

Global Funds Transfer commissions expense — Commissions expense consists primarily of fees paid to our third–party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. For the three and six months ended June 30, 2012, fee and other commissions expense increased eight percent and nine percent, respectively, driven by the items noted in the following table.

Global Funds Transfer Fee and Other Commissions Expense	Three Months Ended	Six Months Ended
(Amounts in thousands)
For the period ended June 30, 2011	$134,903	$263,292
Change from:
Money Transfer volume growth	17,046	32,569
Euro exchange rate	(3,379)	(4,525)
Bill payment volumes	(1,052)	(2,467)
Money transfer commission rates	801	936
Signing bonus amortization	(35)	435
Bill payment commission rates	(124)	(502)
Other	(1,879)	(1,935)

For the three months ended June 30, 2012	$146,281	$287,803

Operating Margin — Operating margin in the Global Funds Transfer segment increased to 12.5 percent and 11.9 percent for the three and six months ended June 30, 2012, respectively, from 9.1 percent and 9.5 percent for the three and six months ended June 30, 2011. The higher margin in 2012 reflects the growth in money transfer revenue, partially offset by commissions expense, restructuring and reorganization costs and higher legal and marketing expense.

FINANCIAL PAPER PRODUCTS SEGEMENT

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Money order revenue:
Fee and other revenue	$13,946	$14,483	(4)%	$28,311	$29,387	(4)%
Investment revenue	572	1,140	(50)%	1,097	1,966	(44)%

Total money order revenue	14,518	15,623	(7)%	29,408	31,353	(6)%

Official check revenue:
Fee and other revenue	4,670	5,853	(20)%	9,342	11,215	(17)%
Investment revenue	2,331	4,163	(44)%	4,437	6,967	(36)%

Total official check revenue	7,001	10,016	(30)%	13,779	18,182	(24)%

Total Financial Paper Products revenue:
Fee and other revenue	18,616	20,336	(8)%	37,653	40,602	(7)%
Investment revenue	2,903	5,303	(45)%	5,534	8,933	(38)%

Total Financial Paper Products revenue	$21,519	$25,639	(16)%	$43,187	$49,535	(13)%

Commissions expense	$495	$769	(36)%	$966	$1,580	(39)%

Operating income	$8,080	$9,344	(14)%	$17,070	$17,724	(4)%
Operating margin	37.5%	36.4%		39.5%	35.8%

Financial Paper Products revenue — Total revenue in the Financial Paper Products segment consists of per–item fees charged to our financial institution customers and retail agents and investment revenue.

(Amounts in thousands)	Three Months Ended	Six Months Ended
For the period ended June 30, 2011	$25,639	$49,535
Change in:
Investment Revenue
Lower yields	(2,193)	(2,693)
Average investable balances	(270)	(588)
Other investment revenue	63	(119)
Money order fee and other revenue	(536)	(1,075)
Official check fee and other revenue	(1,184)	(1,873)

For the period ended June 30, 2012	$21,519	$43,187

Money order fee and other revenue decreased in the three and six months ended June 30, 2012 due to a five percent and three percent, respectively, decline in volumes attributed to the attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. See the “Net Investment Revenue Analysis” section for discussion related to changes in investment revenue.

Financial Paper Products commissions expense — Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short–term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased 36 percent and 39 percent, respectively, for the three and six months ended June 30, 2012, due to the items in the following table. See the “Net Investment Revenue Analysis” section for further discussion of investment commissions expense.

(Amounts in thousands)	Three Months Ended	Six Months Ended
For the period ended June 30, 2011	$769	$1,580
Change in:
Money order agent rebates from repricing initiatives	(219)	(435)
Signing bonus amortization	(46)	(107)
Investable balances	(7)	(19)
Investment rate	(2)	(53)

For the period ended June 30, 2012	$495	$966

Operating Margin — The operating margin for the Financial Paper Products segment increased to 37.5 percent and 39.5 percent, respectively, in the three and six months ended June 30, 2012 from 36.4 percent and 35.8 percent, respectively, in the three and six months ended June 30, 2011 due to lower commissions, partially offset by lower investment revenue.

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

	June 30,	December 31,
(Amounts in thousands)	2012	2011
Cash and cash equivalents (substantially restricted)	$2,548,257	$2,572,174
Receivables, net (substantially restricted)	1,266,882	1,220,065
Short-term investments (substantially restricted)	524,055	522,024
Available-for-sale investments (substantially restricted)	85,281	102,771

	4,424,475	4,417,034
Payment service obligations	(4,155,880)	(4,205,375)

Assets in excess of payment service obligations	$268,595	$211,659

Cash and Cash Equivalents and Short-term investments — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service, or Moody’s, and AA- or better by Standard & Poors, or S&P, and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of June 30, 2012, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 69 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.

Credit Facilities — Our credit facilities consist of a senior secured facility, which consists of a $150 million five-year revolver, a $390 million six-and-a-half year term loan and a $150 million incremental term loan, and second lien notes. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. Outside of payments relating to refinance debt, we have paid down $428.1 million of our outstanding debt since January 1, 2009. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Our revolving credit facility has $137.3 million of borrowing capacity as of June 30, 2012, net of $12.7 million of outstanding letters of credit.

Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We are in compliance with all covenants as of June 30, 2012. We continue to monitor our covenants and make necessary adjustments to our plans to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2012. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions to limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three and six months ended June 30, 2012 and we do not anticipate declaring any dividends on our common stock during 2012.

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

Regulatory Capital Requirements — We were in compliance with all financial regulatory requirements as of June 30, 2012. We believe that our liquidity and capital resources will remain sufficient to ensure on-going compliance with all financial regulatory requirements.

Available-for-sale Investments — Our investment portfolio includes $85.3 million of available-for-sale investments as of June 30, 2012. United States government agency residential mortgage-backed securities and United States government agency debentures compose $58.6 million of our available-for-sale investments, while other asset-backed securities compose the remaining $26.7 million. In completing our recapitalization transaction in March 2008, or the 2008 Recapitalization, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt, including interest payments	$1,178,843	$67,165	$133,588	$131,939	$846,151
Operating leases	53,649	13,052	22,939	8,427	9,231
Signing bonuses	12,501	6,960	5,013	528	—
Signage	431	431	—	—	—
Marketing	8,552	8,552	—	—	—
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,254,267	$96,451	$161,540	$140,894	$855,382

Debt consists of amounts outstanding under the 2011 Credit Agreement and the second lien notes at June 30, 2012, as disclosed in Note 8 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at June 30, 2012 includes $810.4 million of debt, net of unamortized discounts of $3.5 million, and $0.3 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on June 30, 2012, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in the table above as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $2.0 million and $3.4 million to the defined benefit pension plan during the three and six months ended June 30, 2012, respectively. We anticipate a remaining minimum contribution of up to $6.8 million to the pension plan trust in 2012. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and six months ended June 30, 2012, we paid benefits totaling $0.8 million and $1.7 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $2.4 million for the remainder of 2012. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.

As of June 30, 2012, the liability for unrecognized tax benefits was $9.6 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. In addition, the Company received a Notice of Deficiency from the Internal Revenue Service, or the IRS, disallowing certain cumulative deductions taken for 2007, referred to herein as the 2005-2007 Notice of Deficiency, and expects to receive a Notice of Deficiency for 2008 and 2009 related to net investment security losses. The Company filed a petition with the United States Tax Court contesting the adjustments in the 2005-2007 Notice of Deficiency and plans to petition the United States Tax Court for 2008 and 2009 as well. If the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $110.1 million based on benefits taken through June 30, 2012. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of June 30, 2012, the minimum commission guarantees had a maximum payment of $12.5 million over a weighted-average remaining term of 2.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of June 30, 2012, the liability for minimum commission guarantees was $3.5 million. Minimum commission guarantees are not reflected in the table above.

Cash flows from operating activities

Operating activities generated net cash of $2.6 million and $12.2 million during the three and six months ended June 30, 2012, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $58.2 million and $87.6 million, respectively. Changes in our payments service assets and obligations utilized $55.6 million and $75.4 million, respectively, of operating cash flows during the three and six months ended June 30, 2012, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.

Operating activities generated net cash of $149.1 million and $145.6 million during the three and six months ended June 30, 2011, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $29.8 million and $51.9 million, respectively. Changes in our payments service assets and obligations provided $119.3 million and $93.8 million, respectively, of operating cash flows during the three and six months ended June 30, 2011, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net (loss) income	$(25,056)	$26,404	$(14,787)	$40,449
Total adjustments to reconcile net (loss) income	83,259	3,424	102,377	11,429

Net cash provided by operating activities before changes in payment service assets and obligations	58,203	29,828	87,590	51,878

Change in cash and cash equivalents (substantially restricted)	(1,007)	90,343	23,917	180,275
Change in receivables, net (substantially restricted)	(57,893)	(68,771)	(49,797)	(44,746)
Change in payment service obligations	3,276	97,696	(49,495)	(41,775)

Net change in payment service assets and obligations	(55,624)	119,268	(75,375)	93,754

Net cash provided by operating activities	$2,579	$149,096	$12,215	$145,632

Cash flows from investing activities - Investing activities used cash of $2.2 million and $11.5 million during the three and six months ended June 30, 2012, respectively, primarily for the purchase of short-term investments of $112.7 million and $324.5 million, respectively, and $11.7 million and $30.3 million, respectively, of capital expenditures, partially offset by proceeds of $122.0 million and $342.9 million, respectively, from the normal maturity of investments which were reinvested into short-term investments. Investing activities used cash of $87.7 million and $84.2 million during the three and six months ended June 30, 2011, respectively, primarily for the purchase of $111.3 million and $316.7 million, respectively, of short-term investments, and $15.2 million and $24.2 million, respectively, of capital expenditures, partially offset by proceeds of $38.8 million and $256.8 million, respectively, from the normal maturity and settlements of investments which were reinvested into short-term investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Net investment activity	$9,239	$(72,441)	$18,416	$(59,920)
Purchases of property and equipment	(11,663)	(15,217)	(30,295)	(24,190)
Proceeds from disposals of property and equipment	219	—	391	—
Cash paid for acquisitions, net of cash acquired	—	(53)	—	(53)

Net cash used in investing activities	$(2,205)	$(87,711)	$(11,488)	$(84,163)

Cash flows from financing activities - For the three and six months ended June 30, 2012 financing activities used cash of $0.4 million and $0.7 million, respectively, associated with the required quarterly payment of debt and the exercise of stock options. For the three and six months ended June 30, 2011, financing activities used $61.4 million and $61.5 million, respectively, primarily associated with the debt prepayment and the 2011 Recapitalization.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Proceeds from issuance of debt	$—	$389,025	$—	$389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	(17,062)
Payments on debt	(375)	(191,250)	(750)	(191,250)
Additional consideration in connection with conversion of mezzanine equity	—	(218,333)	—	(218,333)
Transaction costs for the conversion and issuance of stock	—	(3,469)	—	(3,736)
Cash dividends paid	—	(20,477)	—	(20,477)
Proceeds from exercise of stock options	1	181	23	364

Net cash used in financing activities	$(374)	$(61,385)	$(727)	$(61,469)

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

Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2012. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD–LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements with respect to the financial condition, results of operation, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “believes” or similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of that Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the various factors described herein. These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update publicly or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law.

These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•

ongoing investigations involving MoneyGram by the U.S. federal government and several state governments, which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	our ability to maintain key agent or biller relationships or a reduction in transaction volume from these relationships;

•	continued weakness in economic conditions, in both the United States and global markets;

•	consumers’ confidence in our business;

•	a material slow down or complete disruption of international migration patterns;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

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

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Litigation Commenced Against the Company:

Stockholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, affiliates of Goldman, Sachs & Co., or Goldman Sachs, and each of the Company’s directors. Ms. Pittman alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purported to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, referred to herein as the Delaware Court, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. Since that time, Ms. Pittman has withdrawn as a putative class representative; Ms. Seales and Mr. Selzer remain as plaintiffs. The plaintiffs sought to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the 2011 Recapitalization.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants have moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition.

On July 20, 2012, the parties in the Pittman litigation applied for preliminary approval of a proposed settlement, the terms of which are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, referred to herein as the Stipulation. The Stipulation, which is still subject to preliminary and final approval by the Delaware Court, provides for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of any attorneys’ fees awarded by the Delaware Court. During the three and six months ended June 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company will contribute $3.5 million; (ii) the Company’s insurer will contribute $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to collectively herein as the THL Directors, will waive all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company will contribute $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman Sachs has agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company will contribute this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization have agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company will contribute this amount toward the settlement payment.

The Stipulation also includes a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization. The Delaware Court has set a hearing on October 10, 2012 to consider final approval of the settlement and entry of judgment. If the settlement is approved, the action will be dismissed with prejudice on the merits, and the Company will seek to dismiss the Texas action as well.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MDPA/DOJ Matter — MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2004 to 2009. MoneyGram has provided information requested pursuant to the subpoenas and continues to provide additional information relating to the investigation. In addition, the Company was provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. Interviews of one former executive officer and one former chief executive officer of the Company have taken place. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. In November 2010, MoneyGram met with representatives from the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA USAO, and representatives of FinCEN to discuss the investigation. In July 2011, MoneyGram had further discussions with the MDPA USAO and representatives of the Asset Forfeiture and Money Laundering Section of the U.S. Department of Justice, or the US DOJ. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2004 to early 2009 as well as MoneyGram’s anti-money laundering program during that period. In January 2012, meetings were held between representatives of the Company, the MDPA USAO and the Criminal Division of the US DOJ to discuss the investigation. During the course of these discussions, the Company was advised that consideration was being given to a range of possible outcomes, including the seeking of criminal penalties against the Company.

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

MoneyGram continues to engage in discussions and to cooperate with the government representatives regarding the investigation. However, the Company is unable to determine at this time what the final resolution of the investigation will be, including the nature of any proceeding and the manner in which it will be resolved. In the second quarter, the Company recorded an accrual of $30.0 million in connection with a possible resolution of this matter, based on the facts and circumstances known at this time. However, the Company is unable at this time to reasonably estimate the ultimate loss and no assurance can be given that costs and payments made in connection with this matter will not exceed the amount currently recorded or that the government will not also seek to impose non-monetary remedies or penalties.

State Civil Investigative Demands — MoneyGram has also received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company has taken adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

Other Matters — The Company is involved in various government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock currently owned by Goldman and its affiliates.

Tax Litigation — On May 14, 2012, the Company filed a petition in the United States Tax Court challenging the 2005-2007 Notice of Deficiency, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. If the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $110.1 million based on benefits taken through June 30, 2012. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position.

ITEM 1A. RISK FACTORS

There have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For further information, refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2012, the Company has repurchased 6,795,017 common shares under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended June 30, 2012. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 9, 2012	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).

3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”) will be filed by amendment within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)ii of Regulation S-T.: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Deficit as of June 30, 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.