Form 10-Q
period 2012-09-30
MONEYGRAM INTERNATIONAL INC
filed 2012-11-09
CIK 1273931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 6, 2012, 57,856,925 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

(Amounts in thousands, except share data)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,539,844	2,572,174
Receivables, net (substantially restricted)	1,330,018	1,220,065
Short-term investments (substantially restricted)	524,428	522,024
Available-for-sale investments (substantially restricted)	79,907	102,771
Property and equipment	119,906	116,341
Goodwill	428,691	428,691
Other assets	224,201	213,512

Total assets	$5,246,995	$5,175,578

LIABILITIES
Payment service obligations	$4,208,052	$4,205,375
Debt	810,112	810,888
Pension and other postretirement benefits	110,931	120,252
Accounts payable and other liabilities	281,513	149,261

Total liabilities	5,410,608	5,285,776

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at September 30, 2012 and December 31, 2011, respectively	281,898	281,898
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at September 30, 2012 and December 31, 2011, respectively	623	623
Additional paid-in capital	999,464	989,188
Retained loss	(1,286,065)	(1,216,543)
Accumulated other comprehensive loss	(32,794)	(38,028)
Treasury stock: 4,407,038 and 4,429,184 shares at September 30, 2012 and December 31, 2011, respectively	(126,739)	(127,336)

Total stockholders’ deficit	(163,613)	(110,198)

Total liabilities and stockholders’ deficit	$5,246,995	$5,175,578

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2012	2011	2012	2011
REVENUE
Fee and other revenue	$335,630	$318,022	$977,254	$912,105
Investment revenue	2,920	3,925	9,533	13,819

Total revenue	338,550	321,947	986,787	925,924
EXPENSES
Fee and other commissions expense	152,372	141,010	440,960	405,631
Investment commissions expense	94	99	274	350

Total commissions expense	152,466	141,109	441,234	405,981
Compensation and benefits	54,744	60,635	172,838	177,843
Transaction and operations support	135,604	57,375	291,826	166,378
Occupancy, equipment and supplies	12,270	11,090	36,623	34,480
Depreciation and amortization	10,840	11,413	32,576	34,958

Total operating expenses	365,924	281,622	975,097	819,640

OPERATING (LOSS) INCOME	(27,374)	40,325	11,690	106,284

Other (income) expense
Net securities gains	—	—	—	(32,816)
Interest expense	17,710	22,234	53,230	65,720
Other	50	770	397	15,626

Total other expenses, net	17,760	23,004	53,627	48,530

(Loss) income before income taxes	(45,134)	17,321	(41,937)	57,754

Income tax expense	9,626	1,487	27,610	1,471

NET (LOSS) INCOME	$(54,760)	$15,834	$(69,547)	$56,283

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.77)	$0.22	$(0.97)	$(10.82)
Diluted	$(0.77)	$0.22	$(0.97)	$(10.82)

Net (loss) income available to common stockholders:
Net (loss) income as reported	$(54,760)	$15,834	$(69,547)	$56,283
Accrued dividends on mezzanine equity	—	—	—	(30,934)
Accretion on mezzanine equity	—	—	—	(80,023)
Additional consideration issued in connection with conversion of mezzanine equity	—	—	—	(366,797)
Cash dividends paid on mezzanine equity	—	—	—	(20,477)

Net (loss) income available to common stockholders	$(54,760)	$15,834	$(69,547)	$(441,948)

Weighted-average outstanding common shares and equivalents used in computing (loss) income per share
Basic	71,512	71,478	71,501	40,854
Diluted	71,512	72,176	71,501	40,854

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
NET (LOSS) INCOME	$(54,760)	$15,834	$(69,547)	$56,283
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains (losses) on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $61 and $0 for the three months ended September 30, 2012 and 2011, respectively and $646 and $0 for the nine months ended September 30, 2012 and 2011, respectively	873	(2,903)	2,281	2,125
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0 for the three and nine months ended September 30, 2012 and 2011	—	—	—	4

	873	(2,903)	2,281	2,129

Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $57 and $57 for the three months ended September 30, 2012 and 2011, respectively, and $170 and $170 for the nine months ended September 30, 2012 and 2011, respectively	(92)	(92)	(277)	(277)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $596 and $621, for the three months ended September 30, 2012 and 2011, respectively, and $1,787 and $1,862 for the nine months ended September 30, 2012 and 2011, respectively	972	1,012	2,916	3,036

Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $67 and $(513) for the three months ended September 30, 2012 and 2011, respectively, and $192 and $(103) for the nine months ended September 30, 2012 and 2011, respectively	110	(1,324)	314	(266)

Other comprehensive income (loss)	1,863	(3,307)	5,234	4,622

COMPREHENSIVE (LOSS) INCOME	$(52,897)	$12,527	$(64,313)	$60,905

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(54,760)	$15,834	$(69,547)	$56,283
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,840	11,413	32,576	34,958
Net securities gains	—	—	—	(32,820)
Asset impairments and net losses upon disposal	133	800	610	4,772
Loss on debt extinguishment	—	—	—	5,221
Amortization of debt discount and deferred financing costs	1,418	1,539	4,212	5,936
Provision for uncollectible receivables	1,782	2,669	4,762	4,567
Non-cash compensation and pension expense	4,532	6,931	13,839	19,624
Legal accruals	61,999	—	100,033	—
Other non-cash items, net	(1,193)	1,054	(1,613)	1,210
Changes in foreign currency translation adjustments	113	(1,324)	317	(266)
Signing bonus amortization	8,377	8,115	24,761	24,182
Signing bonus payments	(16,297)	(7,568)	(22,637)	(20,371)
Change in other assets	(2,455)	12,800	(648)	4,606
Change in accounts payable and other liabilities	(4,115)	(21,325)	11,299	(25,086)

Total adjustments	65,134	15,104	167,511	26,533
Change in cash and cash equivalents (substantially restricted)	8,413	102,191	32,330	282,466
Change in receivables (substantially restricted)	(64,918)	(63,387)	(114,715)	(108,133)
Change in payment service obligations	52,172	(84,770)	2,677	(126,545)

Net cash provided by (used in) operating activities	6,041	(15,028)	18,256	130,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	6,202	12,538	25,469	44,281
Proceeds from settlement of investments	—	13,599	—	32,820
Purchases of short-term investments (substantially restricted)	(11,057)	(10,113)	(335,546)	(326,813)
Proceeds from maturities of short-term investments (substantially restricted)	11,752	5,394	335,390	211,210
Purchases of property and equipment	(12,918)	(7,243)	(43,213)	(31,433)
Proceeds from disposal of property and equipment	355	501	746	501
Cash paid for acquisitions, net of cash acquired	—	—	—	(53)

Net cash (used in) provided by investing activities	(5,666)	14,676	(17,154)	(69,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	—	389,025
Transaction costs for issuance and amendment of debt	—	—	—	(17,062)
Payments on debt	(375)	—	(1,125)	(191,250)
Additional consideration issued in connection with conversion of mezzanine equity	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	—	—	—	(3,736)
Cash dividends paid on mezzanine equity	—	—	—	(20,477)
Proceeds from exercise of stock options	—	352	23	716

Net cash (used in) provided by financing activities	(375)	352	(1,102)	(61,117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—

CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

UNAUDITED

(Amounts in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
December 31, 2011	$281,898	$623	$989,188	$(1,216,543)	$(38,028)	$(127,336)	$(110,198)
Net loss	—	—	—	(69,547)	—	—	(69,547)
Employee benefit plans	—	—	6,929	25	—	597	7,551
Capital contribution from investors	—	—	3,347	—	—	—	3,347
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	2,281	—	2,281
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	(277)	—	(277)
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	2,916	—	2,916
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	314	—	314

September 30, 2012	$281,898	$623	$999,464	$(1,286,065)	$(32,794)	$(126,739)	$(163,613)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the second quarter of 2012, one of the Investors sold all of its common stock to an unrelated third party, resulting in cumulative participation securities payments in excess of its original investment basis. As of September 30, 2012, the performance condition for only this Investor has been achieved. The Investor paid $0.3 million to Walmart for settlement in full of its obligation under the Participation Agreement. As a result, the Company has recognized expense and a corresponding increase to additional paid-in capital during the nine months ended September 30, 2012.

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

Note 2 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Cash and cash equivalents (substantially restricted)	$2,539,844	$2,572,174
Receivables, net (substantially restricted)	1,330,018	1,220,065
Short-term investments (substantially restricted)	524,428	522,024
Available-for-sale investments (substantially restricted)	79,907	102,771

	4,474,197	4,417,034
Payment service obligations	(4,208,052)	(4,205,375)

Assets in excess of payment service obligations	$266,145	$211,659

The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2012 and December 31, 2011. We continue to monitor our covenants and make necessary adjustments to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2012.

Note 3 — Fair Value Measurement

The following tables set forth the Company’s financial assets and liabilities measured at fair value by hierarchy level:

	Fair Value at September 30, 2012
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,913	$—	$8,913
Residential mortgage-backed securities - agencies	—	43,176	—	43,176
Other asset-backed securities	—	—	27,818	27,818
Investment related to deferred compensation trust	8,314	—	—	8,314
Forward contracts	—	356	—	356

Total financial assets	$8,314	$52,445	$27,818	$88,577

Financial liabilities:
Forward contracts	$—	$103	$—	$103

	Fair Value at December 31, 2011
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8,827	$—	$8,827
Residential mortgage-backed securities - agencies	—	69,712	—	69,712
Other asset-backed securities	—	—	24,232	24,232
Investment related to deferred compensation trust	8,118	—	—	8,118
Forward contracts	—	399	—	399

Total financial assets	$8,118	$78,938	$24,232	$111,288

Financial liabilities:
Forward contracts	$—	$46	$—	$46

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

Following is a summary of the unobservable inputs used in Other asset-backed securities classified as Level 3:

			September 30, 2012		December 31, 2011
	Unobservable	Pricing	Market	Net Average	Market	Net Average
(Amounts in thousands except net average price)	Input	Source	Value	Price	Value	Price
Alt-A	Price	Third party pricing service	$123	$12.48	$210	$14.57
Home Equity	Price	Third party pricing service	223	44.81	185	23.35
Bank Loans and Trust Preferred	Price	Broker	4	0.01	4	0.01
Direct Exposure to Subprime	Price	Third party pricing service	24	0.67	61	0.86
Indirect Exposure - High Grade	Discount margin	Manual	3,926	3.26	3,776	3.14
Indirect Exposure - Mezzanine	Price	Broker	16,846	7.47	13,010	5.63
Other	Discount margin	Manual	6,672	35.81	6,986	37.50

Total			$27,818	$6.43	$24,232	$5.49

The table below provides a roll-forward of the “Other asset-backed securities,” the only financial assets classified in Level 3, which are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$26,697	$29,674	$24,232	$23,710
Principal paydowns	(66)	(93)	(200)	(597)
Other-than-temporary impairments	—	—	—	(4)
Unrealized gains - instruments still held at the reporting date	1,538	139	5,245	9,667
Unrealized losses - instruments still held at the reporting date	(351)	(2,320)	(1,459)	(5,376)

Ending balance	$27,818	$27,400	$27,818	$27,400

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

Assets and liabilities that are disclosed at fair value

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). As of September 30, 2012, the fair value of the senior secured facility is $486.7 million compared to the carrying value of $485.1 million. As of September 30, 2012, the fair value of the Company’s second lien notes is estimated at $339.6 million compared to a carrying value of $325.0 million. As of December 31, 2011, the fair value of the senior secured facility was $479.8 million compared to the carrying value of $489.6 million. As of December 31, 2011, the fair value of the Company’s second lien notes was estimated at $335.6 million compared to a carrying value of $325.0 million.

Note 4 — Investment Portfolio

Components of the Company’s investment portfolio are as follows:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Cash	$2,092,374	$2,016,451
Money markets	447,469	555,659
Deposits	1	64

Cash and cash equivalents (substantially restricted)	2,539,844	2,572,174
Short-term investments (substantially restricted)	524,428	522,024
Available-for-sale investments (substantially restricted)	79,907	102,771

Total investment portfolio	$3,144,179	$3,196,969

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash, money-market securities and deposits. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in six funds, all of which are AAA rated and consist of United States Treasury bills, notes or other obligations issued or guaranteed by the United States government and its agencies, as well as repurchase agreements secured by such instruments. Substantially all deposits consist of time deposits with original maturities of three months or less, and are issued from financial institutions that are rated BBB or better as of the date of this filing.

Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than twelve months, and are issued from financial institutions rated A or better as of the date of this filing.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, asset-backed securities and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at September 30, 2012:

	September 30, 2012
		Gross	Gross		Net
	Amortized	Unrealized	Unrealized	Fair	Average
(Amounts in thousands, except net average price)	Cost	Gains	Losses	Value	Price
Residential mortgage-backed securities-agencies	$39,575	$3,601	$—	$43,176	$109.87
Other asset-backed securities	8,437	19,381	—	27,818	6.43
United States government agencies	8,081	832	—	8,913	99.03

Total	$56,093	$23,814	$—	$79,907	$16.62

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

At September 30, 2012 and December 31, 2011, approximately 65 percent and 76 percent, respectively, of the available-for-sale portfolio were invested in debentures of United States government agencies or securities collateralized by United States government agency debentures. These securities have the implicit backing of the United States government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. The “Other asset-backed securities” continue to have market exposure, as factored into the fair value estimates, with the average price of an asset-backed security at $0.06 per dollar of par at September 30, 2012.

Gains and Losses and Other-Than-Temporary Impairments — At September 30, 2012 and December 31, 2011, net unrealized gains of $23.8 million and $21.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three and nine months ended September 30, 2012, no gains or losses were reclassified from “Accumulated other comprehensive income (loss)” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized during the period. During the nine months ended September 30, 2011, the Company recognized settlements of $32.8 million, equal to all of the outstanding principal from two securities classified in “Other asset-backed securities.” These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million recorded in “Net securities gains” in the Consolidated Statements of (Loss) Income. “Net securities gains” were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Realized gains from available-for-sale investments	$—	$—	$—	$(32,820)
Other-than-temporary impairments from available-for-sale investments	—	—	—	4

Net securities gains	$—	$—	$—	$(32,816)

Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest rating across the rating agencies for disclosure purposes. Securities issued or backed by United States government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2012 and December 31, 2011 consisted of the following ratings:

	September 30, 2012			December 31, 2011
	Number of	Fair	Percent of	Number of	Fair	Percent of
(Dollars in thousands)	Securities	Value	Investments	Securities	Value	Investments
AAA, including United States agencies	21	$51,870	65%	24	$78,267	76%
Below investment grade	57	28,037	35%	60	24,504	24%

Total	78	$79,907	100%	84	$102,771	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be less than a $0.1 million change to investments rated A or better at September 30, 2012 and December 31, 2011.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value
One year or less	$1,000	$1,013	$—	$—
After one year through five years	7,081	7,900	7,723	8,827
Mortgage-backed and other asset-backed securities	48,012	70,994	74,162	93,944

Total	$56,093	$79,907	$81,885	$102,771

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at September 30, 2012 and December 31, 2011: 56 percent and 69 percent, respectively, used a third party pricing service; 21 percent and 13 percent, respectively, used broker pricing; and 23 percent and 18 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at September 30, 2012 and at December 31, 2011.

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts economically hedge foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of (Loss) Income includes the following losses related to assets and liabilities denominated in foreign currencies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net realized foreign currency (gains) losses	$(1,401)	$7,269	$(257)	$(1,451)
Net losses (gains) from the related forward contracts	3,796	(4,065)	2,494	8,461

Net losses from foreign currency transactions and related forward contracts	$2,395	$3,204	$2,237	$7,010

At September 30, 2012 and December 31, 2011, the Company had $77.1 million and $65.5 million, respectively, of outstanding notional amounts relating to its forward contracts. At September 30, 2012 and December 31, 2011, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Derivative Assets		Derivative Liabilities
	Balance Sheet	September 30,	December 31,	September 30,	December 31,
(Amounts in thousands)	Location	2012	2011	2012	2011
Forward contracts	Other assets	$356	$399	$103	$46

Note 6 — Property and Equipment

Property and equipment consists of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Computer hardware and software	$217,235	$196,168
Signage	87,590	80,303
Agent equipment	71,137	69,643
Office furniture and equipment	36,275	36,733
Leasehold improvements	25,405	27,562
Land	—	410

	437,642	410,819
Accumulated depreciation	(317,736)	(294,478)

Total property and equipment	$119,906	$116,341

Depreciation expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Computer hardware and software	$5,333	$5,128	$15,888	$15,911
Signage	2,906	2,400	8,656	7,052
Agent equipment	1,012	1,591	3,133	5,210
Office furniture and equipment	888	993	2,664	2,970
Leasehold improvements	594	944	1,893	2,780

Total depreciation expense	$10,733	$11,056	$32,234	$33,923

At September 30, 2012 and December 31, 2011, there were $4.0 million and $9.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During the three and nine months ended September 30, 2012, the Company recognized disposal losses of less than $0.1 million and $0.8 million, respectively, on furniture and equipment related to the closing of two office locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of (Loss) Income.

Following its decision to sell land in 2011, the Company recognized a $2.3 million impairment during the nine months ended September 30, 2011 in the “Other” line in the Consolidated Statements of (Loss) Income. The Company also recognized a $0.5 million impairment charge during the three and nine months ended September 30, 2011 for software in connection with the disposition of a business.

Note 7 — Intangible Assets

Intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Amounts in thousands)	Value	Amortization	Value	Value	Amortization	Value
Intangible assets:
Customer lists	$3,835	$(2,894)	$941	$7,272	$(6,074)	$1,198
Non-compete agreements	137	(122)	15	137	(68)	69
Trademarks and license	597	(1)	596	597	(1)	596
Developed technology	146	(142)	4	146	(100)	46

Total intangible assets	$4,715	$(3,159)	$1,556	$8,152	$(6,243)	$1,909

In the nine months ended September 30, 2011, the Company acquired the agent contracts of a former super-agent in Spain for a purchase price of $1.0 million. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment. The agent contracts are amortized over a life of four years.

In connection with disposition activity, the Company recognized an impairment charge of $1.8 million in the nine months ended September 30, 2011, for certain agent contracts utilized in our Global Funds transfer segment, as recorded in the “Other” line in the Consolidated Statements of (Loss) Income.

Intangible asset amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the estimated future intangible asset amortization expense is as follows (amounts in thousands):

Year 1	$253
Year 2	218
Year 3	138
Year 4	61
Year 5	61
Thereafter	229

Total	$960

Note 8 — Debt

Following is a summary of the Company’s outstanding debt at September 30, 2012:

	2011 Credit Agreement
	Senior secured	Senior secured	Second Lien
	credit facility	incremental term	Notes
(Amounts in thousands)	due 2017	loan due 2017	due 2018	Total Debt
Balance at December 31, 2011	$339,232	$146,656	$325,000	$810,888
Payments	—	(1,125)	—	(1,125)
Accretion of discount	98	251	—	349

Balance at September 30, 2012	$339,330	$145,782	$325,000	$810,112

Weighted average interest rate	4.33%	4.34%	13.25%

2008 Senior Facility — In connection with the Company’s recapitalization transaction in May 2011 (the “2011 Recapitalization”), the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the JP Morgan prime bank rate or the Eurodollar rate. During the nine months ended September 30, 2011, the Company elected the JP Morgan prime bank rate as its interest basis. The Company recognized $0.2 million of discount accretion through the “Interest expense” line in the Consolidated Statements of (Loss) Income during the nine months ending September 30, 2011.

2011 Credit Agreement — The Company may elect an interest rate under the agreement governing the Company’s senior secured credit facility (the “2011 Credit Agreement”) at each reset period based on the Bank of America (“BOA”) prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the term loan, incremental term loan and each draw under the revolving credit facility. The interest rate is either the BOA prime rate plus 200 basis points or the Eurodollar rate plus 300 basis points. Since inception of the 2011 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime bank rate. Under the terms of the 2011 Credit Agreement, the interest rate determined using the Eurodollar rate has a minimum rate of 1.25 percent.

Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees. As of September 30, 2012, the Company had $137.3 million of availability under the revolving credit facility, net of $12.7 million of outstanding letters of credit that reduce the amount available. At September 30, 2012 there were no amounts outstanding under the revolving credit facility.

Amortization of the debt discount for the nine months ended September 30, 2011 includes a pro-rata write-off of $0.1 million as a result of the term debt prepayment. Following is the debt discount amortization recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Amortization of debt discount	$122	$33	$349	$270
Write-off of debt discount upon prepayments	—	—	—	123

Total amortization of discount	$122	$33	$349	$393

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

The indenture governing the second lien notes contains a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. The 2011 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total leverage ratios:

	Interest	Total
	Coverage	Leverage
	Minimum	Not To
	Ratio	Exceed
Present through September 30, 2012	2.00:1	4.75:1
December 31, 2012 through September 30, 2013	2.15:1	4.625:1
December 31, 2013 through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.00:1
December 31, 2015 through September 30, 2016	2.25:1	3.75:1
December 31, 2016 through maturity	2.25:1	3.50:1

At September 30, 2012, the Company is in compliance with its financial covenants. We continue to monitor our covenants and make necessary adjustments to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2012.

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

Amortization is recorded in “Interest expense” in the Consolidated Statements of (Loss) Income. Following is a summary of the deferred financing costs at September 30, 2012:

	2011 Credit Agreement
	Senior secured	Senior secured	Senior revolving	Second Lien	Total Deferred
(Amounts in thousands)	credit facility	incremental term	credit facility	Notes	Financing Costs
Balance at December 31, 2011	$6,882	$3,092	$3,523	$16,649	$30,146
Amortization of deferred financing costs	(882)	(398)	(605)	(1,957)	(3,842)
Write-off of deferred financing costs	—	(21)	—	—	(21)

Balance at September 30, 2012	$6,000	$2,673	$2,918	$14,692	$26,283

Interest Paid in Cash — The Company paid $16.5 million and $48.9 million of interest for the three and nine months ended September 30, 2012, respectively, and $21.1 million and $59.8 million for the three and nine months ended September 30, 2011, respectively.

Maturities — At September 30, 2012, debt totaling $481.0 million will mature in 2017 and $325.0 million will mature in 2018, while debt principal totaling $7.5 million will be paid in increments of $0.4 million quarterly through 2017.

Note 9 — Pensions and Other Benefits

Net periodic benefit expense for the Company’s defined benefit pension plan and combined supplemental executive retirement plans (“SERPs”) includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest cost	$2,639	$2,841	$7,917	$8,523
Expected return on plan assets	(1,969)	(2,056)	(5,906)	(6,167)
Amortization of prior service cost	8	7	22	21
Recognized net actuarial loss	1,470	1,572	4,410	4,716

Net periodic benefit expense	$2,148	$2,364	$6,443	$7,093

We have a noncontributory pension plan that is frozen to both future benefit accruals and new participants. Benefits paid through the defined benefit pension plan were $2.3 million and $7.0 million for the three and nine months ended September 30, 2012, respectively, and $2.2 million and $6.8 million for the three and nine months ended September 30, 2011, respectively. The Company made contributions to the defined benefit pension plan of $4.8 million and $8.2 million during the three months and nine months ended September 30, 2012, respectively, and $2.7 million and $5.0 million for the three and nine months ended September 30, 2011, respectively. Benefits paid through, and contributions made to, the combined SERPs were $1.2 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, and $0.7 million and $2.7 million for the three and nine months ended September 30, 2011, respectively.

Following is a summary of the net actuarial loss and prior service costs for the defined benefit pension plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net actuarial loss	$1,470	$1,572	$4,410	$4,715
Tax benefit on net actuarial loss	(559)	(598)	(1,676)	(1,793)
Prior service costs	7	7	22	22
Tax benefit on prior service costs	(2)	(2)	(8)	(8)

Net amortization from accumulated other comprehensive loss	$916	$979	$2,748	$2,936

Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest cost	$24	$13	$72	$38
Amortization of prior service credit	(156)	(156)	(469)	(469)
Recognized net actuarial loss	98	61	293	183

Net periodic benefit expense	$(34)	$(82)	$(104)	$(248)

Benefits paid through, and contributions made to, the postretirement benefit plans were less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2012, respectively, and $0.5 million and $0.6 million for the three and nine months ended September 30, 2011, respectively.

Following is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net actuarial loss	$98	$61	$293	$183
Tax benefit on net actuarial loss	(37)	(23)	(111)	(69)
Prior service costs	(156)	(156)	(469)	(469)
Tax expense on prior service costs	59	59	178	178

Net amortization from accumulated other comprehensive loss	$(36)	$(59)	$(109)	$(177)

Contribution expense for the 401(k) defined contribution plan was $0.9 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 30, 2011, respectively.

International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions expense related to international plans was $0.3 million and $1.0 million for the three months and nine months ended September 30, 2012, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively.

Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan that are funded through voluntary contributions by the Company. At September 30, 2012 and December 31, 2011, the Company had a liability related to the deferred compensation plans of $2.5 million and $3.4 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $8.3 million and $8.1 million at September 30, 2012 and December 31, 2011, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

In the first quarter of 2011, the MoneyGram International, Inc. Deferred Compensation Plan, a non-qualified, frozen, deferred compensation plan for a select group of predominately former management and highly compensated employees, was amended to terminate all employee deferral accounts on the amendment date and pay each participant the balance of their account in a lump sum no earlier than one year from termination and no later than December 31, 2012. In the nine months ended September 30, 2012, the Company made $0.5 million in payments and no further payments are due under the amendments made in the first quarter of 2011.

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

Following is a summary of the activity of the Company’s stock authorized, issued and outstanding:

	D Stock			Common Stock			Treasury
(Amounts in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Stock
December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)
Stock option exercise and release of restricted stock units	—	—	—	—	—	22	22

September 30, 2012	200	109	109	162,500	62,264	57,857	(4,407)

Common Stock — The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three and nine months ended September 30, 2012. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at September 30, 2012 and December 31, 2011 include:

(Amounts in thousands)	September 30, 2012	December 31, 2011
Net unrealized gains on securities classified as available-for-sale, net of tax	$23,760	$21,479
Cumulative foreign currency translation adjustments, net of tax	1,335	1,021
Prior service credit for pension and postretirement benefits, net of tax	1,757	2,034
Unrealized losses on pension and postretirement benefits, net of tax	(59,646)	(62,562)

Accumulated other comprehensive loss	$(32,794)	$(38,028)

Note 11 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. The Company is authorized to issue a total of 5,875,000 of share-based awards. As of September 30, 2012, the Company has remaining authorization to issue future grants of up to 1,794,484 shares.

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

Following is a summary of stock-based compensation expense for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Expense recognized related to stock options	$1,878	$4,252	$6,221	$11,692
Expense recognized related to restricted stock units	518	151	1,316	473
Expense related to stock appreciation rights	22	—	42	—

Stock-based compensation expense	$2,418	$4,403	$7,579	$12,165

Employee stock based compensation included a $1.2 million expense reversal for the nine months ended September 30, 2012 from forfeitures due to executive employee terminations.

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

For purposes of determining the fair value of stock options awarded in 2012, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the 2012 options:

Expected dividend yield (1)	0.0%
Expected volatility (2)	69.8% - 71.8%
Risk-free interest rate (3)	0.9% - 1.5%
Expected life (4)	6.3 years
Weighted-average grant-date fair value per option	$10.60

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2011	5,365,085	$23.45
Granted	170,041	16.59
Exercised	(1,250)	17.36
Forfeited/Expired	(935,250)	29.06

Options outstanding at September 30, 2012	4,598,626	$22.06	7.16 years	$1,939

Vested or expected to vest at September 30, 2012	4,480,944	$22.09	7.12 years	$1,937

Options exercisable at September 30, 2012	1,518,334	$25.24	5.97 years	$1,179

The following is a summary of the Company’s stock option compensation information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Intrinsic value of options exercised	$—	$68	$1	$222
Cash received from option exercises	$—	$352	$23	$716
Unrecognized stock option expense	$14,241
Remaining weighted-average vesting period	1.1 years

Restricted Stock Units — During 2012, the Company issued grants of performance-based restricted stock units to certain employees, which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses, meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grant, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.

The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2012 grants of performance-based restricted stock units, the grant date fair value at the minimum, target and maximum thresholds is $1.0 million, $1.9 million and $3.8 million, respectively. As of September 30, 2012, the Company believes it is probable it will achieve the performance goal at the target level on the third anniversary.

In April 2012, the Company granted an aggregate of 48,474 restricted stock units to members of the Board of Directors, excluding the Chairman of Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock.

For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income using the straight-line method over the vesting period.

A summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2012 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2011	337,676	$17.77
Granted	279,230	16.58
Vested	(20,896)	28.72
Forfeited	(49,432)	17.05

Restricted stock units outstanding at September 30, 2012	546,578	$16.81

The fair value of restricted stock units vested is $0.6 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company’s outstanding restricted stock units had unrecognized compensation expense of $3.3 million and a remaining weighted-average vesting period of 2.0 years.

Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of September 30, 2012 under the minimum and maximum thresholds is $1.9 million and $6.3 million, respectively.

Note 12 — Income Taxes

For the three and nine months ended September 30, 2012, the Company had $9.6 million and $27.6 million, respectively, of income tax expense on pre-tax loss of $45.1 million and $41.9 million, respectively, resulting from the non-deductibility of certain legal accruals and related expenses. The Company paid $0.1 million and $0.9 million of federal and state income taxes for the three and nine months ended September 30, 2012, respectively.

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

For the three and nine months ended September 30, 2012, interest and penalties for unrecognized tax benefits were $0.1 million and $0.2 million, respectively, compared to $0.1 million for both the three and nine months ended September 30, 2011. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of (Loss) Income. As of September 30, 2012 and December 31, 2011, the Company had a liability of $1.7 million and $1.6 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

The Internal Revenue Service (the “IRS”) has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 (the “2005-2007 Notice of Deficiency”). The Company filed a petition with the United States Tax Court in May 2012 contesting adjustments in the 2005-2007 Notice of Deficiency related to the net security losses. In August 2012, the IRS issued an Examination Report for 2008 and in October 2012 the IRS issued a Notice of Deficiency for 2009 (the “2009 Notice of Deficiency”). The Company has 90 days to petition the United States Tax Court for the 2009 Notice of Deficiency. Approximately $955.0 million of cumulative deductions were taken for net securities losses in its 2007, 2008 and 2009 tax returns. As of September 30, 2012, the Company has recognized a cumulative benefit of approximately $136.1 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 13 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At September 30, 2012 and December 31, 2011, the deferred rent liability relating to these incentives was $2.5 million and $2.7 million, respectively.

Rent expense under operating leases was $4.0 million and $12.0 million for the three and nine months ended September 30, 2012, respectively, and $3.5 million and $11.4 million for the three and nine months ended September 30, 2011, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year are as follows (amounts in thousands):

Year 1	$14,269
Year 2	13,655
Year 3	11,387
Year 4	5,455
Year 5	4,033
Thereafter	13,745

Total	$62,544

Credit Facilities — At September 30, 2012, the Company has overdraft facilities through its senior facility consisting of $12.7 million of letters of credit to assist in the management of investments and the clearing of payment service obligations. All of these letters of credit are outstanding as of September 30, 2012. These overdraft facilities reduce amounts available under the senior facility. Fees on the letters of credit are paid in accordance with the terms of the senior facility described in Note 8 — Debt.

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

As of September 30, 2012, the liability for minimum commission guarantees was $3.4 million and the maximum amount that could be paid under the minimum commission guarantees was $12.1 million over a weighted average remaining term of 2.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the nine months ended September 30, 2012 and 2011, the Company paid $0.4 million and $0.2 million, respectively, or 16 percent and 31 percent, respectively, of the estimated maximum payment for the year.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2012, the total amount of unfunded commitments related to these agreements was $0.3 million.

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $103.6 million and $3.0 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively. Legal accruals and settlement charges of $70.7 million and $108.8 million, net of insurance recoveries of $2.8 million, were recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income during the three and nine months ended September 30, 2012, and charges of $0.2 million and $1.7 million were recorded during the three and nine months ended September 30, 2011, respectively.

Litigation Commenced Against the Company:

Stockholder Litigation — On April 15, 2011 a complaint was filed in the Court of Chancery of the State of Delaware by Willie R. Pittman purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs, and each of the Company’s directors. Ms. Pittman alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty and disclosure claims against the Company’s directors, THL and Goldman Sachs, (ii) breach of the Company’s certificate of incorporation claims against the Company, THL and Goldman Sachs, and (iii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Pittman purported to sue on her own behalf and on behalf of the Company and its stockholders. Pittman sought to, among other things, enjoin or rescind the 2011 Recapitalization. On April 29, 2011 the plaintiff filed an amended complaint to add two additional plaintiffs, Susan Seales and Stephen Selzer. On May 16, 2011 a hearing to enjoin or rescind the 2011 Recapitalization was held in the Court of Chancery of the State of Delaware, referred to herein as the Delaware Court, and at the hearing, the plaintiffs’ request for a preliminary injunction was denied. The 2011 Recapitalization was completed on May 18, 2011. The plaintiffs sought to recover damages of some or all of the cash and stock payments made to THL and Goldman Sachs by the Company in connection with the 2011 Recapitalization.

On October 10, 2012, the Delaware Court approved the terms of a settlement of the Pittman litigation and dismissed the action with prejudice on the merits, pending final determination of a fee award to class counsel. The terms of the settlement are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, referred to herein as the Stipulation. The Stipulation provides for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of any attorneys’ fees awarded by the Delaware Court. During the three and nine months ended September 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company will contribute $3.5 million; (ii) the Company’s insurer will contribute $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to collectively herein as the THL Directors, will waive all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company will contribute $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman Sachs has agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company will contribute this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization have agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company will contribute this amount toward the settlement payment. During the third quarter of 2012, the Company recognized $3.0 million of additional paid in capital for the amounts that THL and Goldman Sachs contributed for the settlement. The Stipulation also includes a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition. On October 22, 2012, the plaintiffs in the Kramer litigation filed a notice of non-suit, voluntarily dismissing the claims in Texas court.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MDPA/DOJ Matter — MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2003 to early 2009. MoneyGram provided information requested pursuant to the subpoenas and provided additional information relating to the investigation. In addition, the Company was provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. Interviews of one former executive officer and one former chief executive officer of the Company have taken place. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2003 to early 2009 as well as MoneyGram’s anti-money laundering program during that period.

On November 9, 2012, MoneyGram announced that it reached a settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania (“MDPA”) and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice (“US DOJ”) relating to the investigation. In connection with this settlement, the Company entered into a deferred prosecution agreement (“DPA”) with the MDPA and US DOJ.

Under the DPA, the Company agreed to a forfeiture of $100.0 million that will be available to victims of the consumer fraud scams perpetrated through MoneyGram’s agents, of which $65.0 million must be paid within five business days from entering into the DPA and the remaining $35.0 million must be paid within 90 business days of the date of the agreement. As announced on July 26, 2012, MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and as announced on November 9, 2012, the Company made an additional accrual in the third quarter of 2012 for $70.0 million.

Pursuant to the DPA, the MDPA and US DOJ will file a two-count criminal Information in the United States District Court for the Middle District of Pennsylvania, charging the Company with knowingly and intentionally aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. In consideration of, among other factors, the (a) past and future cooperation of the Company; (b) above-referenced forfeiture; (c) Company’s implementation and maintenance of remedial measures; and (d) Company’s undertaking to continue to enhance compliance beyond the enhancements already made, the MDPA and US DOJ will recommend to the Court that the prosecution of the Company be deferred during the duration of the DPA. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year period of the DPA.

Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor, selected by the MDPA and US DOJ from a pool of candidates proposed by the Company, who will report periodically to the MDPA and US DOJ and who will have authority to review the effectiveness of the internal controls, policies and procedures of the Company’s anti-fraud and anti-money laundering programs, the Company’s overall compliance with the Bank Secrecy Act, the Company’s maintenance of the remedial measures already undertaken, and the Company’s implementation of enhanced compliance procedures. The DPA provides that the monitor will serve for a period of five years, subject to adjustment to a shorter period under certain circumstances. Our risk factors, as updated in this Form 10-Q, set forth the risks relating to this matter. See “Risk Factors”.

State Civil Investigative Demands — MoneyGram also has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock currently owned by Goldman Sachs and its affiliates.

Tax Litigation — On May 14, 2012, the Company filed a petition in the United States Tax Court challenging the 2005-2007 Notice of Deficiency, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position. In October 2012, the IRS issued a Notice of Deficiency for 2009. The Company has 90 days to petition the United States Tax Court regarding the 2009 Notice of Deficiency.

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

Effective for discrete periods beginning after June 30, 2011, the Company no longer applies the two-class method of calculating basic earnings per share because the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent. Following is a reconciliation of the weighted-average amounts used in calculating earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Basic common shares outstanding	71,512	71,478	71,501	40,854
Shares related to stock options	—	677	—	—
Shares related to restricted stock and stock units	—	21	—	—

Diluted common shares outstanding	71,512	72,176	71,501	40,854

Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock is anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Shares related to stock options	4,593	2,950	4,996	5,108
Shares related to restricted stock and restricted stock units	541	—	462	26
Shares related to preferred stock	—	—	—	28,062

Shares excluded from the computation	5,134	2,950	5,458	33,196

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

Note 16 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the United States and Puerto Rico, and provides official check services to financial institutions in the United States. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28.7 percent and 28.7 percent of total revenue for the three months ended September 30, 2012 and 2011, respectively, and 28.6 percent and 29.0 percent for the nine months ended September 30, 2012 and 2011, respectively.

The following tables set forth revenue, operating results, depreciation and amortization, capital expenditures and assets by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Revenue
Global Funds Transfer:
Money transfer	$291,443	$270,614	$842,196	$766,603
Bill payment	26,439	28,278	80,091	85,909

Total Global Funds Transfer	317,882	298,892	922,287	852,512
Financial Paper Products:
Money order	13,918	14,820	43,326	46,173
Official check	6,373	7,663	20,152	25,845

Total Financial Paper Products	20,291	22,483	63,478	72,018
Other	377	572	1,022	1,394

Total revenue	$338,550	$321,947	$986,787	$925,924

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Segment operating income:
Global Funds Transfer	$39,279	$39,083	$111,187	$91,441
Financial Paper Products	7,564	5,533	24,634	23,257
Other	(531)	(433)	(1,588)	(1,096)

Total segment operating income	46,312	44,183	134,233	113,602
Other unallocated expenses	73,686	3,858	122,543	7,318

Total operating (loss) income	(27,374)	40,325	11,690	106,284
Net securities gains	—	—	—	(32,816)
Interest expense	17,710	22,234	53,230	65,720
Other	50	770	397	15,626

(Loss) income before income taxes	$(45,134)	$17,321	$(41,937)	$57,754

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Depreciation and amortization:
Global Funds Transfer	$10,659	$10,124	$29,825	$30,589
Financial Paper Products	830	1,272	2,642	4,320
Other	(649)	17	109	49

Total depreciation and amortization	$10,840	$11,413	$32,576	$34,958

Capital expenditures:
Global Funds Transfer	$11,910	$7,265	$31,863	$25,758
Financial Paper Products	2,993	909	6,318	4,394

Total capital expenditures	$14,903	$8,174	$38,181	$30,152

(Amounts in thousands)	September 30, 2012	December 31, 2011
Assets:
Global Funds Transfer	$1,558,126	$1,247,355
Financial Paper Products	3,400,180	3,683,393
Other	288,689	244,830

Total assets	$5,246,995	$5,175,578

Geographic areas — International operations are located principally in Europe. International revenues are defined as revenues generated from money transfer transactions originating in a country other than the United States. The table below presents revenue by major geographic area for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
United States	$206,412	$196,300	$612,023	$576,403
International	132,138	125,647	374,764	349,521

Total revenue	$338,550	$321,947	$986,787	$925,924

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

The following information represents condensed, consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, along with condensed, consolidating Statements of (Loss) Income, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	547	2,452,844	86,453	—	2,539,844
Receivables, net (substantially restricted)	—	1,309,959	20,059	—	1,330,018
Short-term investments (substantially restricted)	—	500,000	24,428	—	524,428
Available-for-sale investments (substantially restricted)	—	79,907	—	—	79,907
Property and equipment	—	93,500	26,406	—	119,906
Goodwill	—	306,878	121,813	—	428,691
Other assets	10,223	197,012	16,966	—	224,201
Equity investments in subsidiaries	27,701	176,363	—	(204,064)	—
Intercompany receivables	—	195,259	—	(195,259)	—

Total assets	$38,471	$5,311,722	$296,125	$(399,323)	$5,246,995

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,154,692	$53,360	$—	$4,208,052
Debt	—	810,112	—	—	810,112
Pension and other postretirement benefits	—	109,104	1,827	—	110,931
Accounts payable and other liabilities	49,664	210,113	21,736	—	281,513
Intercompany liabilities	152,420	—	42,839	(195,259)	—

Total liabilities	202,084	5,284,021	119,762	(195,259)	5,410,608
Total stockholders’ (deficit) equity	(163,613)	27,701	176,363	(204,064)	(163,613)

Total liabilities and stockholders’ (deficit) equity	$38,471	$5,311,722	$296,125	$(399,323)	$5,246,995

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	524	2,462,106	109,544	—	2,572,174
Receivables, net (substantially restricted)	—	1,204,903	15,162	—	1,220,065
Short-term investments (substantially restricted)	—	500,000	22,024	—	522,024
Available-for-sale investments (substantially restricted)	—	102,771	—	—	102,771
Property and equipment	—	87,172	29,169	—	116,341
Goodwill	—	306,878	121,813	—	428,691
Other assets	4,820	190,295	18,397	—	213,512
Equity investments in subsidiaries	85,436	177,385	—	(262,821)	—
Intercompany receivables	—	187,441	—	(187,441)	—

Total assets	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,138,418	$66,957	$—	$4,205,375
Debt	—	810,888	—	—	810,888
Pension and other postretirement benefits	—	118,580	1,672	—	120,252
Accounts payable and other liabilities	54,803	65,629	28,829	—	149,261
Intercompany liabilities	146,175	—	41,266	(187,441)	—

Total liabilities	200,978	5,133,515	138,724	(187,441)	5,285,776
Total stockholders’ (deficit) equity	(110,198)	85,436	177,385	(262,821)	(110,198)

Total liabilities and stockholders’ (deficit) equity	$90,780	$5,218,951	$316,109	$(450,262)	$5,175,578

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$362,120	$76,012	$(102,502)	$335,630
Investment revenue	—	2,788	132	—	2,920

Total revenue	—	364,908	76,144	(102,502)	338,550
EXPENSES
Fee and other commissions expense	—	190,347	40,057	(78,032)	152,372
Investment commissions expense	—	94	—	—	94

Total commissions expense	—	190,441	40,057	(78,032)	152,466
Compensation and benefits	—	39,575	15,169	—	54,744
Transaction and operations support	(454)	148,710	11,818	(24,470)	135,604
Occupancy, equipment and supplies	—	8,984	3,286	—	12,270
Depreciation and amortization	—	7,831	3,009	—	10,840

Total operating expenses	(454)	395,541	73,339	(102,502)	365,924

OPERATING INCOME (LOSS)	454	(30,633)	2,805	—	(27,374)

Other expense
Interest expense	—	17,710	—	—	17,710
Other	—	50	—	—	50

Total other expenses, net	—	17,760	—	—	17,760

Income (loss) before income taxes	454	(48,393)	2,805	—	(45,134)
Income tax expense	253	9,360	13	—	9,626

Income (loss) after income taxes	201	(57,753)	2,792	—	(54,760)
Equity (loss) income in subsidiaries	(54,961)	2,792	—	52,169	—

NET (LOSS) INCOME	$(54,760)	$(54,961)	$2,792	$52,169	$(54,760)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,055,331	$217,194	$(295,271)	$977,254
Investment revenue	—	8,969	564	—	9,533

Total revenue	—	1,064,300	217,758	(295,271)	986,787
EXPENSES
Fee and other commissions expense	—	554,543	120,193	(233,776)	440,960
Investment commissions expense	—	274	—	—	274

Total commissions expense	—	554,817	120,193	(233,776)	441,234
Compensation and benefits	—	125,893	46,945	—	172,838
Transaction and operations support	10,157	306,408	36,756	(61,495)	291,826
Occupancy, equipment and supplies	—	26,575	10,048	—	36,623
Depreciation and amortization	—	23,397	9,179	—	32,576

Total operating expenses	10,157	1,037,090	223,121	(295,271)	975,097

OPERATING (LOSS) INCOME	(10,157)	27,210	(5,363)	—	11,690

Other expense
Interest expense	—	53,230	—	—	53,230
Other	347	50	—	—	397

Total other expenses, net	347	53,280	—	—	53,627

Loss before income taxes	(10,504)	(26,070)	(5,363)	—	(41,937)
Income tax (benefit) expense	(3,928)	32,960	(1,422)	—	27,610

Loss after income taxes	(6,576)	(59,030)	(3,941)	—	(69,547)
Equity (loss) income in subsidiaries	(62,971)	(3,941)	—	66,912	—

NET (LOSS) INCOME	$(69,547)	$(62,971)	$(3,941)	$66,912	$(69,547)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$310,022	$80,905	$(72,905)	$318,022
Investment revenue	—	3,718	207	—	3,925

Total revenue	—	313,740	81,112	(72,905)	321,947
EXPENSES
Fee and other commissions expense	—	151,213	41,285	(51,488)	141,010
Investment commissions expense	—	99	—	—	99

Total commissions expense	—	151,312	41,285	(51,488)	141,109
Compensation and benefits	15	44,498	16,122	—	60,635
Transaction and operations support	2,868	62,200	13,724	(21,417)	57,375
Occupancy, equipment and supplies	—	8,468	2,622	—	11,090
Depreciation and amortization	—	8,458	2,955	—	11,413

Total operating expenses	2,883	274,936	76,708	(72,905)	281,622

OPERATING (LOSS) INCOME	(2,883)	38,804	4,404	—	40,325

Other expense
Interest expense	—	22,234	—	—	22,234
Other	(115)	885	—	—	770

Total other (income) expenses, net	(115)	23,119	—	—	23,004

(Loss) income before income taxes	(2,768)	15,685	4,404	—	17,321
Income tax (benefit) expense	(999)	1,123	1,363	—	1,487

(Loss) income after income taxes	(1,769)	14,562	3,041	—	15,834
Equity income (loss) in subsidiaries	17,603	3,041	—	(20,644)	—

NET INCOME (LOSS)	$15,834	$17,603	$3,041	$(20,644)	$15,834

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$892,195	$211,223	$(191,313)	$912,105
Investment revenue	—	13,404	415	—	13,819

Total revenue	—	905,599	211,638	(191,313)	925,924
EXPENSES
Fee and other commissions expense	—	427,156	105,231	(126,756)	405,631
Investment commissions expense	—	350	—	—	350

Total commissions expense	—	427,506	105,231	(126,756)	405,981
Compensation and benefits	(16)	131,589	46,270	—	177,843
Transaction and operations support	5,363	192,450	33,122	(64,557)	166,378
Occupancy, equipment and supplies	—	26,028	8,452	—	34,480
Depreciation and amortization	—	26,452	8,506	—	34,958

Total operating expenses	5,347	804,025	201,581	(191,313)	819,640

OPERATING (LOSS) INCOME	(5,347)	101,574	10,057	—	106,284

Other expense (income)
Net securities gains	—	(32,816)	—	—	(32,816)
Interest expense	—	65,720	—	—	65,720
Other	5,405	10,221	—	—	15,626

Total other expenses, net	5,405	43,125	—	—	48,530

(Loss) income before income taxes	(10,752)	58,449	10,057	—	57,754
Income tax (benefit) expense	(3,763)	3,271	1,963	—	1,471

(Loss) income after income taxes	(6,989)	55,178	8,094	—	56,283
Equity income (loss) in subsidiaries	63,272	8,094	—	(71,366)	—

NET INCOME (LOSS)	$56,283	$63,272	$8,094	$(71,366)	$56,283

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(54,760)	$(54,961)	$2,792	$52,169	$(54,760)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $61	873	873	—	(873)	873
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $57	(92)	(92)	—	92	(92)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $596	972	972	—	(972)	972
Unrealized foreign currency translation gains, net of tax expense of $67	110	110	30	(140)	110

Other comprehensive income (loss)	1,863	1,863	30	(1,893)	1,863

COMPREHENSIVE (LOSS) INCOME	$(52,897)	$(53,098)	$2,822	$50,276	$(52,897)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(69,547)	$(62,971)	$(3,941)	$66,912	$(69,547)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $646	2,281	2,281	—	(2,281)	2,281
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $170	(277)	(277)	—	277	(277)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $1,787	2,916	2,916	—	(2,916)	2,916
Unrealized foreign currency translation gains, net of tax expense of $192	314	314	(414)	100	314

Other comprehensive income (loss)	5,234	5,234	(414)	(4,820)	5,234

COMPREHENSIVE (LOSS) INCOME	$(64,313)	$(57,737)	$(4,355)	$62,092	$(64,313)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$15,834	$17,603	$3,041	$(20,644)	$15,834
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0	(2,903)	(2,903)	—	2,903	(2,903)
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $57	(92)	(92)	—	92	(92)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $621	1,012	1,012	—	(1,012)	1,012
Unrealized foreign currency translation gains, net of tax benefit of $513	(1,324)	(2,379)	(852)	3,231	(1,324)

Other comprehensive (loss) income	(3,307)	(4,362)	(852)	5,214	(3,307)

COMPREHENSIVE INCOME (LOSS)	$12,527	$13,241	$2,189	$(15,430)	$12,527

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$56,283	$63,272	$8,094	$(71,366)	56,283
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0	2,125	2,125	—	(2,125)	2,125
Reclassification adjustment for net realized losses included in net income, net of tax benefit of $0	4	4	—	(4)	4
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net income, net of tax expense of $170	(277)	(277)	—	277	(277)
Reclassification of net actuarial loss recorded to net income, net of tax benefit of $1,862	3,036	3,036	—	(3,036)	3,036
Unrealized foreign currency translation gains, net of tax benefit of $103	(266)	(859)	(301)	1,160	(266)

Other comprehensive income (loss)	4,622	4,029	(301)	(3,728)	4,622

COMPREHENSIVE INCOME (LOSS)	$60,905	$67,301	$7,793	$(75,094)	$60,905

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(29,761)	$33,747	$2,055	$—	$6,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	6,202	—	—	6,202
Purchases of short-term investments (substantially restricted)	—	—	(11,057)	—	(11,057)
Proceeds from maturities of short-term investments (substantially restricted)	—	—	11,752	—	11,752
Purchases of property and equipment, net of disposals	—	(9,875)	(3,043)	—	(12,918)
Proceeds from disposal of assets and businesses	—	355	—	—	355
Capital contribution from subsidiary guarantors	—	(293)	—	293	—

Net cash (used in) provided by investing activities	—	(3,611)	(2,348)	293	(5,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(375)	—	—	(375)
Intercompany financings	29,761	(29,761)	—	—	—
Capital contribution to non-guarantors	—	—	293	(293)	—

Net cash provided by (used in) financing activities	29,761	(30,136)	293	(293)	(375)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6,268)	$18,174	$6,350	$—	$18,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	25,469	—	—	25,469
Purchases of short-term investments (substantially restricted)	—	(300,000)	(35,546)	—	(335,546)
Proceeds from maturities of short-term investments (substantially restricted)	—	300,000	35,390	—	335,390
Purchases of property and equipment, net of disposals	—	(33,686)	(9,527)	—	(43,213)
Proceeds from disposal of assets and businesses	—	746	—	—	746
Capital contribution from subsidiary guarantors	—	(3,333)	—	3,333	—

Net cash (used in) provided by investing activities	—	(10,804)	(9,683)	3,333	(17,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(1,125)	—	—	(1,125)
Proceeds from exercise of stock options	23	—	—	—	23
Intercompany financings	6,245	(6,245)	—	—	—
Capital contribution to non-guarantors	—	—	3,333	(3,333)	—

Net cash provided by (used in) financing activities	6,268	(7,370)	3,333	(3,333)	(1,102)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,906)	$(18,250)	$5,128	$—	$(15,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	12,538	—	—	12,538
Proceeds from settlement of investments (substantially restricted)	—	13,599	—	—	13,599
Purchases of short-term investments (substantially restricted)	—	—	(10,113)	—	(10,113)
Proceeds from maturities of short-term investments (substantially restricted)	—	—	5,394	—	5,394
Purchases of property and equipment, net of disposals	—	(5,033)	(2,210)	—	(7,243)
Proceeds from disposal of property and equipment	—	501	—	—	501
Dividends to parent/Capital contribution from subsidiary guarantors	242	(1,801)	—	1,559	—

Net cash provided by (used in) investing activities	242	19,804	(6,929)	1,559	14,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	352	—	—	—	352
Intercompany financings	1,312	(1,312)	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(242)	1,801	(1,559)	—

Net cash provided by (used in) financing activities	1,664	(1,554)	1,801	(1,559)	352

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

		Subsidiary	Non-
(Amounts in thousands)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,231)	$101,487	$30,348	$—	$130,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	44,281	—	—	44,281
Proceeds from settlement of investments (substantially restricted)	—	32,820	—	—	32,820
Purchases of short-term investments (substantially restricted)	—	(294,142)	(32,671)	—	(326,813)
Proceeds from maturities of short-term investments (substantially restricted)	—	200,500	10,710	—	211,210
Purchases of property and equipment	—	(19,190)	(12,243)	—	(31,433)
Cash paid for acquisitions, net of cash acquired	—	—	(53)	—	(53)
Proceeds from disposal of property and equipment	—	501	—	—	501
Dividends to parent/Capital contribution from subsidiary guarantors	241,557	(3,909)	—	(237,648)	—

Net cash provided by (used in) investing activities	241,557	(39,139)	(34,257)	(237,648)	(69,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	389,025	—	—	389,025
Transaction costs for issuance and amendment of debt	—	(17,062)	—	—	(17,062)
Payment on debt	—	(191,250)	—	—	(191,250)
Additional consideration in connection with conversion of mezzanine equity	(218,333)	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	(3,736)	—	—	—	(3,736)
Cash dividends paid	(20,477)	—	—	—	(20,477)
Proceeds from exercise of stock options	716	—	—	—	716
Intercompany financings	1,504	(1,504)	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241,557)	3,909	237,648	—

Net cash (used in) provided by financing activities	(240,326)	(62,348)	3,909	237,648	(61,117)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

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

Following is a summary of the key metrics and trends reviewed by the Company:

•

Management evaluates operating performance through EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) and Adjusted EBITDA (EBITDA adjusted for significant items) financial measures. We believe that EBITDA and adjusted EBITDA enhance investors’ understanding of our business and performance. See page 41 for further discussion of EBITDA and Adjusted EBITDA.

•

Management assesses financial condition through assets in excess of payment service obligations (“AEPSO”). The Company’s management utilizes AEPSO in assessing the Company’s liquidity and capital resources. See page 46 for further discussion of AEPSO.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenue
Fee and other revenue	$335,630	$318,022	6%	$977,254	$912,105	7%
Investment revenue	2,920	3,925	(26)%	9,533	13,819	(31)%

Total revenue	338,550	321,947	5%	986,787	925,924	7%

Expenses
Fee and other commissions expense	152,372	141,010	8%	440,960	405,631	9%
Investment commissions expense	94	99	(5)%	274	350	(22)%

Total commissions expense	152,466	141,109	8%	441,234	405,981	9%
Compensation and benefits	54,744	60,635	(10)%	172,838	177,843	(3)%
Transaction and operations support	135,604	57,375	136%	291,826	166,378	75%
Occupancy, equipment and supplies	12,270	11,090	11%	36,623	34,480	6%
Depreciation and amortization	10,840	11,413	(5)%	32,576	34,958	(7)%

Total operating expenses	365,924	281,622	30%	975,097	819,640	19%

Operating (loss) income	(27,374)	40,325	(168)%	11,690	106,284	(89)%

Other (income) expense
Net securities gains	—	—	—	—	(32,816)	NM
Interest expense	17,710	22,234	(20)%	53,230	65,720	(19)%
Other	50	770	(94)%	397	15,626	(97)%

Total other expense, net	17,760	23,004	(23)%	53,627	48,530	11%

(Loss) income before income taxes	(45,134)	17,321	(361)%	(41,937)	57,754	(173)%

Income tax expense	9,626	1,487	547%	27,610	1,471	1777%

Net (loss) income	$(54,760)	$15,834	(446)%	$(69,547)	$56,283	(224)%

NM = Not meaningful

Following is a summary of our operating results in the third quarter of 2012 as compared to the third quarter of 2011:

•

Total fee and other revenue increased $17.6 million, or six percent, to $335.6 million in the third quarter of 2012 due to an increase in money transfer fee and other revenue, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Money transfer volume growth of 13 percent drove the increase in money transfer fee and other revenue, but was partially offset by a lower euro valuation against the U.S. dollar, changes in corridor mix and average face value per transaction. For the three months ended September 30, 2011, bill payment included $1.6 million of revenue for a divested business. See further discussion in the “Fee and Other Revenue and Commissions Expense” section.

•	Investment revenue decreased $1.0 million, or 26 percent, to $2.9 million in the third quarter of 2012 due to lower yields on our investments and a decline in average investable balances.

•

Total commissions expense increased $11.4 million, or eight percent, in the third quarter of 2012 due to money transfer volume growth, partially offset by a lower euro valuation against the U.S. dollar and lower commissions expense related to bill payment products.

•

Total operating expenses increased $84.3 million, or 30 percent, in the third quarter of 2012, driven by higher transaction and operations expense from additional legal accruals, contractor outsourcing and consultant expense, and marketing expense and an increase in commissions expense, partially offset by a decrease in compensation and benefits expense and a decrease in depreciation and amortization. For the three months ended September 30, 2012, operating expenses include $3.9 million of costs associated with restructuring and reorganization activities.

•	Interest expense decreased $4.5 million, or 20 percent, to $17.7 million in the third quarter of 2012, primarily due to lower interest rates from our refinancing activities in 2011.

•

In the third quarter of 2012, the Company had income tax expense of $9.6 million on pre-tax loss of $45.1 million, primarily reflecting the non-deductible treatment of certain legal accruals and related expenses.

•

The decrease in the euro to U.S. dollar exchange rate decreased total revenue by $8.2 million and total expenses by $6.4 million, for a net decrease to our (loss) income before income taxes of $1.8 million.

The following significant action was taken by the Company during the quarter:

Wal-Mart Contract — On September 30, 2012, the Company and Wal-Mart Stores, Inc. (“Wal-Mart”) entered into a new Master Trust Agreement, pursuant to which the Company will provide certain money transfer services, bill payment services and money order services for customers in Wal-Mart stores located in the United States and Puerto Rico (the “New Agreement”). The terms of the existing agreement between the Company and Wal-Mart remain in full force and effect until April 1, 2013, at which point the existing agreement will terminate in its entirety and be superceded by the New Agreement. The New Agreement has an initial term of three years, commencing on April 1, 2013. Pursuant to the terms of the New Agreement, the Company will serve as the “preferred provider” for money transfer services conducted at Wal-Mart agent locations that are not otherwise conducted under a Wal-Mart brand name, subject to certain exceptions. The Company will pay Wal-Mart certain fees and commissions for each money transfer, bill payment and money order transaction conducted at a Wal-Mart agent location. The commission rates in the New Agreement are substantially the same as in the Existing Agreement. In connection with the services to be provided pursuant to the New Agreement, the Company has agreed to certain expenditures for upgrading and development costs, and marketing, innovation, growth and development initiatives.

FEE AND OTHER REVENUE AND COMMISSIONS EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Fee and other revenue	$335,630	$318,022	6%	$977,254	$912,105	7%
Fee and other commissions expense	152,372	141,010	8%	440,960	405,631	9%
Fee and other commissions expense as a % of fee and other revenue	45.4%	44.3%		45.1%	44.5%

Fee and Other Revenue — For the three and nine months ended September 30, 2012, fee and other revenue growth of $17.6 million and $65.1 million, respectively, was primarily driven by money transfer transaction volume growth, partially offset by a lower euro valuation against the U.S. dollar, changes in corridor mix and average face value per transaction. Bill payment products primarily experienced revenue declines from lower average fees per transaction while money order and official check fee and other revenue decreased due to volume declines. See the “Segment Performance” section for more detailed discussion.

Fee and Other Commissions — For the three and nine months ended September 30, 2012, fee and other commissions expense growth of $11.4 million and $35.3 million, respectively, was primarily due to money transfer volume growth and commission rates, partially offset by a lower euro valuation against the U.S. dollar and lower Financial Paper Product volumes. For the three and nine months ended September 30, 2011 Financial Paper Products commissions included a $0.3 million benefit due to additional volume discounts for one agent.

Commissions expense grew at a faster rate than revenue due to corridor mix and payment at a higher tier from volume growth achievement for certain key agents. Commissions expense as a percentage of fee and other revenue increased in both the three and nine months ended September 30, 2012, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product. Agents in the Global Funds Transfer segment are compensated through commissions we pay to them, whereas our Financial Paper Products agents and financial institution customers primarily earn their revenue through per item fees they charge directly to the consumer. See the “Segment Performance” section for more detailed discussion.

NET INVESTMENT REVENUE ANALYSIS

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Investment revenue	$2,920	$3,925	(26)%	$9,533	$13,819	(31)%
Investment commissions expense	(94)	(99)	5%	(274)	(350)	22%

Net investment revenue	$2,826	$3,826	(26)%	$9,259	$13,469	(31)%

Average balances:
Cash equivalents and investments	$3,071,005	$3,153,925	(3)%	$3,109,300	$3,268,797	(5)%
Payment service obligations	$2,137,129	$2,238,782	(5)%	$2,166,656	$2,319,356	(7)%

Average yields earned and rates paid:
Investment yield	0.38%	0.49%		0.41%	0.57%
Investment commission rate	0.02%	0.02%		0.02%	0.02%
Net investment margin	0.37%	0.48%		0.40%	0.55%

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

Investment revenue — Investment revenue consists of interest and dividends generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. Investment revenue decreased $1.0 million, or 26 percent, and $4.3 million, or 31 percent, in the three and nine months ended September 30, 2012, respectively, due to lower yields earned on our investment portfolio and lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.

Investment commissions expense — Investment commissions expense consists of amounts paid to financial institution customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by the financial institution. There was a nominal change in investment commissions expense for the three months ended September 30, 2012 compared to September 30, 2011. During the nine months ended September 30, 2012, investment commissions expense decreased $0.1 million, or 22 percent, primarily from lower interest rates.

Net investment revenue and margin — As a result of the factors discussed above, net investment revenue decreased $1.0 million, or 26 percent, for the three months ended September 30, 2012, while the net investment margin decreased 0.11 percentage points. For the nine months ended September 30, 2012, net investment revenue decreased $4.2 million, or 31 percent, while the net investment margin decreased 0.15 percentage points.

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

Compensation and benefits — Compensation and benefits includes salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. Following is a summary of the change in compensation and benefits:

(Amounts in thousands)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2011	$60,635	$177,843
Change from:
Employee stock-based compensation	(2,038)	(4,696)
Salaries, related payroll taxes and incentive compensation	(1,611)	(537)
Restructuring and reorganization	(1,460)	(337)
Impact of change in Euro currency	(1,283)	(2,827)
Other employee benefits	501	3,392

For the period ended September 30, 2012	$54,744	$172,838

During the three and nine months ended September 30, 2012, employee stock–based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods. Restructuring and reorganization costs decreased due to the fact that the Company’s global transformation initiative will be substantially complete by December 31, 2012. Included in restructuring and reorganization for the three and nine months ended September 30, 2012, is $0.4 million and $0.5 million, respectively, of restructuring costs associated with the realignment of management.

Salaries, related payroll taxes and incentive compensation decreased from lower incentive compensation, reduced temporary help and headcount from our restructuring and outsourcing initiatives, partially offset by ordinary salary increases and higher sales incentives. Other employee benefits increased due to executive severance and higher insurance costs, partially offset by lower expenses from our benefit plans.

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

(Amounts in thousands)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2011	$57,375	$166,378
Change from:
Legal accruals	70,752	111,021
Contractor, consultant and outsourcing	6,217	15,359
Marketing costs	4,970	6,848
Restructuring and reorganization	(1,232)	(1,210)
Impact of change in Euro currency	(913)	(2,007)
Foreign exchange gains	(784)	(4,758)
Other	(781)	195

For the period ended September 30, 2012	$135,604	$291,826

For the three and nine months ended September 30, 2012, transaction and operations support expense increased from the following items:

•	Legal accruals and fees increased primarily due to regulatory matters and securities litigation, partially offset by lower capital transaction activities.

•

Consultant fees and outsourcing costs increased primarily due to the outsourcing of certain transactional support and information technology activities and our continued investment in the enhancement of our operational processes and systems that support our infrastructure.

•	Marketing costs increased from timing of marketing activities and due to our new loyalty program introduced in January 2012.

•	Foreign exchange gains decreased due to the impact of high volatility in foreign currency exchange rates on our growing assets, liabilities, revenue and expenses not denominated in the U.S. dollar.

For the three and nine months ended September 30, 2012, there were no restructuring costs. Reorganization costs decreased in the three and nine months ended September 30, 2012, primarily due to reduced consulting resource requirements as the Company’s global transformation initiatives near completion.

Occupancy, equipment and supplies — Occupancy, equipment and supplies includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. Occupancy, equipment and supplies increased $1.2 million, or 11 percent, and $2.1 million, or six percent, for the three and nine months ended September 30, 2012, respectively, primarily due to additional software maintenance as we continued to invest in our operational systems. The Company incurred $0.4 million and $1.2 million, respectively, of facility-related costs associated with reorganization activities during the three and nine months ended September 30, 2012. The decrease in the euro exchange rate decreased occupancy, equipment and supplies by $0.3 million and $0.6 million, respectively, in the three and nine months ended September 30, 2012.

Depreciation and amortization — Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, office furniture and equipment, along with amortization of leasehold improvements, capitalized software development costs and intangible assets. Depreciation and amortization for the three and nine months ended September 30, 2012, decreased $0.6 million and $2.4 million, respectively, primarily from lower depreciation expense on point of sale equipment, office furniture and equipment and capitalized software, partially offset by an increase in signage depreciation. The decrease in the euro exchange rate decreased depreciation and amortization by $0.2 million and $0.5 million, respectively, in the three and nine months ended September 30, 2012.

OTHER EXPENSE

Net securities gains —The nine months ended September 30, 2011 reflects a realized gain of $32.8 million related to the receipt of settlements equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Realized gains from available-for-sale investments	$—	$—	$—	$(32,820)
Other-than-temporary impairments from available-for-sale investments	—	—	—	4

Net securities gains	$—	$—	$—	$(32,816)

Interest expense — Interest expense decreased $4.5 million, or 20 percent, and $12.5 million, or 19 percent, for the three and nine months ended September 30, 2012, respectively, due to lower interest rates resulting from our refinancing activities in 2011.

Other — Other expense was $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2012, primarily due to the Investors’ payment to Walmart for the Participation Agreement. See Note 1 — Basis of Presentation of the Notes to Consolidated Financial Statements for further information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Recapitalization costs	$—	$(114)	$—	$5,407
Debt extinguishment loss	—	—	—	5,220
Contribution from investors	—	—	347	—
Loss on sale of land	50	—	50	—
Asset impairments	—	884	—	4,999

Other	$50	$770	$397	$15,626

The Company recognized expenses of $5.4 million during the nine months ended September 30, 2011, related to our May 2011 recapitalization, or the 2011 Recapitalization. We also recognized a $5.2 million debt extinguishment loss during the nine months ended September 30, 2011 in connection with the refinancing of our senior debt facility in May 2011. Asset impairments of $0.9 million and $5.0 million during the three and nine months ended September 30, 2011, respectively, relate to the disposition of a bill payment business in October 2011 and a $2.3 million impairment charge from the disposal of land held for non-operating purposes. The disposition of this land is part of our facilities rationalization efforts under our restructuring and reorganization program.

Income taxes — For the three and nine months ended September 30, 2012, the Company had $9.6 million and $27.6 million, respectively, of income tax expense on pre-tax loss of $45.1 million and $41.9 million, respectively, resulting from the non-deductible treatment of certain legal accruals and related expenses.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
(Loss) income before income taxes	$(45,134)	$17,321	(361)%	$(41,937)	$57,754	(173)%
Interest expense	17,710	22,234	(20)%	53,230	65,720	(19)%
Depreciation and amortization	10,840	11,413	(5)%	32,576	34,958	(7)%
Amortization of agent signing bonuses	8,377	8,115	3%	24,761	24,182	2%

EBITDA	(8,207)	59,083	(114)%	68,630	182,614	(62)%

Significant items impacting EBITDA:
Net securities gains	—	—	0%	—	(32,816)	100%
Severance and related costs	—	—	0%	1,029	(31)	3419%
Restructuring and reorganization costs	3,949	6,375	(38)%	14,163	17,259	(18)%
Capital transaction costs	—	(114)	100%	—	5,407	(100)%
Asset impairment charges	—	884	(100)%	—	2,686	(100)%
Contribution from investors	—	—	0%	347	—	100%
Debt extinguishment	—	—	0%	—	5,220	(100)%
Stock-based compensation expense	2,419	4,403	(45)%	7,579	12,166	(38)%
Legal accruals and related expenses	72,215	1,341	NM	115,463	3,954	NM

Adjusted EBITDA	$70,376	$71,972	(2)%	$207,211	$196,459	5%

NM = Not meaningful

For the three months ended September 30, 2012, EBITDA decreased $67.3 million, or 114 percent, to ($8.2) million from $59.1 million primarily due to the significant items impacting EBITDA in the table herein, the declining euro, increased consultant expense, marketing spend and lower investment revenue, partially offset by money transfer growth. Adjusted EBITDA for the three months ended September 30, 2012 decreased $1.6 million, or two percent, to $70.4 million from $72.0 million.

For the nine months ended September 30, 2012, EBITDA decreased $114.0 million, or 62 percent, to $68.6 million from $182.6 million primarily due to the significant items impacting EBITDA in the table herein and money transfer growth, partially offset by the declining euro and lower investment revenue. Adjusted EBITDA for the nine months ended September 30, 2012 increased $10.8 million, or five percent, to $207.2 million from $196.5 million.

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

Also excluded from operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to our credit agreements, items related to our preferred stock, operating loss from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Operating (loss) income:
Global Funds Transfer	$39,279	$39,083	$196	$111,187	$91,441	$19,746
Financial Paper Products	7,564	5,533	2,031	24,634	23,257	1,377
Other	(531)	(433)	(98)	(1,588)	(1,096)	(492)

Total segment operating income	46,312	44,183	2,129	134,233	113,602	20,631
Other unallocated expenses	73,686	3,858	69,828	122,543	7,318	115,225

Total operating (loss) income	(27,374)	40,325	(67,699)	11,690	106,284	(94,594)
Net securities gains	—	—	—	—	(32,816)	32,816
Interest expense	17,710	22,234	(4,524)	53,230	65,720	(12,490)
Other	50	770	(720)	397	15,626	(15,229)

(Loss) income before income taxes	$(45,134)	$17,321	$(62,455)	$(41,937)	$57,754	$(99,691)

GLOBAL FUNDS TRANSFER SEGMENT

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Money transfer revenue:
Fee and other revenue	$291,305	$270,407	8%	$841,628	$766,198	10%
Investment revenue	138	207	(33)%	568	405	40%

Total money transfer revenue	291,443	270,614	8%	842,196	766,603	10%
Bill payment revenue:
Fee and other revenue	26,439	28,278	(7)%	80,091	85,905	(7)%
Investment revenue	—	—	NM	—	4	(100)%

Total bill payment revenue	26,439	28,278	(7)%	80,091	85,909	(7)%
Total Global Funds Transfer revenue:
Fee and other revenue	317,744	298,685	6%	921,719	852,103	8%
Investment revenue	138	207	(33)%	568	409	39%

Total Global Funds Transfer revenue	$317,882	$298,892	6%	$922,287	$852,512	8%

Commissions expense	$151,996	$140,857	8%	$439,799	$404,149	9%

Operating income	$39,279	$39,083	1%	$111,187	$91,441	22%
Operating margin	12.4%	13.1%		12.1%	10.7%

NM = Not meaningful

Global Funds Transfer revenue — Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For the three and nine months ended September 30, 2012, Global Funds Transfer total revenue increased $19.0 million and $69.8 million, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue. Bill payment fee and other revenue for the three months ended September 30, 2012 decreased $1.8 million due to $1.6 million of lower average fees per transaction and lower volume of $0.2 million. For the nine months ended September 30, 2012, bill payment fee and other revenue decreased $5.8 million due to lower average fees per transaction of $4.9 million and lower volumes of $0.9 million. Bill Payment revenue from divested businesses was $1.6 million and $4.9 million, respectively, for the three and nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, money transfer fee and other revenue increased eight percent and 10 percent, respectively, driven by the items noted in the following table.

Money Transfer Fee and Other Revenue	Three Months Ended	Nine Months Ended
(Amounts in thousands)
For the period ended September 30, 2011	$270,407	$766,198
Change from:
Volume	35,143	103,417
Euro exchange rate	(8,139)	(18,061)
Corridor mix and average face value per transaction	(5,358)	(10,264)
Other	(748)	338

For the period ended September 30, 2012	$291,305	$841,628

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transaction growth for the three and nine months ended September 30, 2012 as compared to the same period in the prior year is as follows:

	Three Months Ended	Nine Months Ended
Total transactions	13%	14%
Transactions originating outside of the United States	18%	18%
United States outbound transactions	13%	12%
United States to United States transactions	9%	11%

Transactions sent to Mexico grew by 19 percent for both the three and nine months ended September 30, 2012. Transactions from the United States to Mexico represented approximately nine percent of our total transactions for both the three and nine months ended September 30, 2012. The money transfer agent base expanded 15 percent to approximately 293,000 locations as of September 30, 2012, compared to approximately 256,000 locations as of September 30, 2011, primarily due to expansion in Eastern Europe, the Indian subcontinent, Western Europe and Africa.

Global Funds Transfer commissions expense — Commissions expense consists primarily of fees paid to our third–party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. For the three and nine months ended September 30, 2012, fee and other commissions expense increased eight percent and nine percent, respectively, driven by the items noted in the following table.

Global Funds Transfer Fee and Other Commissions Expense	Three Months Ended	Nine Months Ended
(Amounts in thousands)
For the period ended September 30, 2011	$140,857	$404,149
Change from:
Money Transfer volume growth	13,758	43,693
Euro exchange rate	(3,716)	(8,241)
Bill payment volumes	(758)	(2,423)
Money transfer commission rates	1,850	3,099
Signing bonus amortization	623	1,444
Bill payment commission rates	(618)	(1,922)

For the period ended September 30, 2012	$151,996	$439,799

Operating Margin — Operating margin in the Global Funds Transfer segment decreased to 12.4 percent for the three months ended September 30, 2012, respectively, from 13.1 percent for the three months ended September 30, 2011. The decrease in operating margin for the three months ended September 30, 2012 resulted from higher marketing spend and the lower euro. Operating margin increased to 12.1 percent in the nine months ended September 30, 2012 from 10.7 percent in the nine months ended September 30, 2011. The higher margin for the nine months ended September 30, 2012 reflects the growth in money transfer volume, partially offset by commissions expense, restructuring and reorganization costs and higher marketing expense.

FINANCIAL PAPER PRODUCTS SEGMENT

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Amounts in thousands)	2012	2011	Change	2012	2011	Change
Money order revenue:
Fee and other revenue	$13,450	$14,181	(5)%	$41,761	$43,568	(4)%
Investment revenue	468	639	(27)%	1,565	2,605	(40)%

Total money order revenue	13,918	14,820	(6)%	43,326	46,173	(6)%

Official check revenue:
Fee and other revenue	4,382	4,947	(11)%	13,724	16,162	(15)%
Investment revenue	1,991	2,716	(27)%	6,428	9,683	(34)%

Total official check revenue	6,373	7,663	(17)%	20,152	25,845	(22)%

Total Financial Paper Products revenue:
Fee and other revenue	17,832	19,128	(7)%	55,485	59,730	(7)%
Investment revenue	2,459	3,355	(27)%	7,993	12,288	(35)%

Total Financial Paper Products revenue	$20,291	$22,483	(10)%	$63,478	$72,018	(12)%

Commissions expense	$470	$332	42%	$1,436	$1,912	(25)%

Operating income	$7,564	$5,533	37%	$24,634	$23,257	6%
Operating margin	37.3%	24.6%		38.8%	32.3%

Financial Paper Products revenue — Total revenue in the Financial Paper Products segment consists of per–item fees charged to our financial institution customers and retail agents and investment revenue.

(Amounts in thousands)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2011	$22,483	$72,018
Change in:
Investment Revenue
Lower yields	(902)	(3,612)
Average investable balances	(103)	(674)
Other investment revenue	109	(10)
Money order fee and other revenue	(731)	(1,806)
Official check fee and other revenue	(565)	(2,438)

For the period ended September 30, 2012	$20,291	$63,478

Money order fee and other revenue decreased in the three and nine months ended September 30, 2012 due to a six percent and four percent, respectively, decline in volumes attributed to the attrition of agents from repricing initiatives, the continued migration by consumers to other payment methods, consumer pricing increases as agents pass along fee increases and the general economic environment. See the “Net Investment Revenue Analysis” section for discussion related to changes in investment revenue.

Financial Paper Products commissions expense — Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short–term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense increased 42 percent and decreased 25 percent, respectively, for the three and nine months ended September 30, 2012, due to the items in the following table. See the “Net Investment Revenue Analysis” section for further discussion of investment commissions expense.

(Amounts in thousands)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2011	$332	$1,912
Change in:
Money order agent rebates from repricing initiatives	218	(217)
Signing bonus amortization	(76)	(183)
Investable balances	(4)	(23)
Investment rate	—	(53)

For the period ended September 30, 2012	$470	$1,436

Operating Margin — The operating margin for the Financial Paper Products segment increased to 37.3 percent and 38.8 percent, respectively, in the three and nine months ended September 30, 2012 from 24.6 percent and 32.3 percent, respectively, in the three and nine months ended September 30, 2011 due to lower commissions, partially offset by lower investment revenue. Commissions for the three and nine months ended September 30, 2011, included a $0.3 million benefit due to additional volume discounts for one agent.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments and available-for-sale investments collectively as our “investment portfolio.” Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and short-term balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.

Assets in Excess of Payment Service Obligations — We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analyses.

	September 30,	December 31,
(Amounts in thousands)	2012	2011
Cash and cash equivalents (substantially restricted)	$2,539,844	$2,572,174
Receivables, net (substantially restricted)	1,330,018	1,220,065
Short-term investments (substantially restricted)	524,428	522,024
Available-for-sale investments (substantially restricted)	79,907	102,771

	4,474,197	4,417,034
Payment service obligations	(4,208,052)	(4,205,375)

Assets in excess of payment service obligations	$266,145	$211,659

Cash and Cash Equivalents and Short-term investments — To ensure we maintain adequate liquidity at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated Aa3 or better by Moody’s Investor Service, or Moody’s, and AA- or better by Standard & Poors, or S&P, and in United States government money market funds rated Aaa by Moody’s and AAA by S&P. As of September 30, 2012, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 97 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in United States government and government agency securities, time deposits and certificates of deposit.

Credit Facilities — Our credit facilities consist of a senior secured facility, which consists of a $150.0 million five-year revolver, a $390.0 million six-and-a-half year term loan and a $150.0 million incremental term loan, and second lien notes. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. Outside of payments relating to refinance debt, we have paid down $428.4 million of our outstanding debt since January 1, 2009. Our revolving credit facility has $137.3 million of borrowing capacity as of September 30, 2012, net of $12.7 million of outstanding letters of credit.

Our credit facilities contain various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. We were in compliance with all covenants as of September 30, 2012. We continue to monitor our covenants and make necessary adjustments to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2012. The terms of our credit facilities also place restrictions on certain types of payments we may make, including dividends to our preferred and common stockholders, acquisitions, and the funding of foreign subsidiaries, among others. We do not anticipate these restrictions limiting our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in the three and nine months ended September 30, 2012, and we do not anticipate declaring any dividends on our common stock during 2012.

Regulatory Matters — During the three months ended September 30, 2012, the Company recorded an additional accrual of $70.0 million related to the MDPA/DOJ matter for a total accrual of $100.0 million at September 30, 2012, as disclosed in Note 13 to the Consolidated Financial Statements — Commitments and Contingencies. The Company has agreed to pay a forfeiture of $100.0 million, of which $65.0 million must be paid within five business days from entering into the agreement and the remaining $35.0 million must be paid within 90 business days of the date of the agreement. The Company has assessed its liquidity position and intends to use its existing cash and cash equivalents for these required payments.

Credit Ratings — As of the date of the filing, our credit ratings from Moody’s and S&P were B and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, minimize our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.

Regulatory Financial Requirements — We were in compliance with all financial regulatory requirements as of September 30, 2012. We continue to monitor our covenants and make necessary adjustments to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2012.

Available-for-sale Investments — Our investment portfolio includes $79.9 million of available-for-sale investments as of September 30, 2012. United States government agency residential mortgage-backed securities and United States government agency debentures compose $52.1 million of our available-for-sale investments, while other asset-backed securities compose the remaining $27.8 million. In completing our recapitalization transaction in March 2008, or the 2008 Recapitalization, we contemplated that our other asset-backed securities might decline further in value. Accordingly, the capital raised assumed a zero value for these securities. As a result, further unrealized losses and impairments on these securities are already funded and would not cause us to seek additional capital or financing.

Contractual Obligations — The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

	Payments due by period
		Less than			More than
(Amounts in thousands)	Total	1 year	1-3 years	4-5 years	5 years
Debt, including interest payments	$1,160,415	$66,576	$132,730	$131,327	$829,782
Operating leases	62,544	14,269	25,042	9,487	13,746
Signing bonuses	17,222	13,248	3,974	—	—
Signage	595	595	—	—	—
Marketing	10,298	10,298	—	—	—
Other obligations	291	291	—	—	—

Total contractual cash obligations	$1,251,365	$105,277	$161,746	$140,814	$843,528

Debt consists of amounts outstanding under the 2011 Credit Agreement and the second lien notes at September 30, 2012, as disclosed in Note 8 — Debt of the Notes to Consolidated Financial Statements, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at September 30, 2012 includes $810.1 million of debt, net of unamortized discounts of $3.4 million, and $0.1 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on September 30, 2012, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Other obligations are unfunded capital commitments related to our limited partnership interests included in “Other asset-backed securities” in our investment portfolio. We have other commitments as described further below that are not included in the table above as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $4.8 million and $8.2 million to the defined benefit pension plan during the three and nine months ended September 30, 2012, respectively. We anticipate a remaining minimum contribution of up to $2.0 million to the pension plan trust in 2012. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During the three and nine months ended September 30, 2012, we paid benefits totaling $1.3 million and $2.9 million, respectively, related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $1.2 million for the remainder of 2012. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months.

As of September 30, 2012, the liability for unrecognized tax benefits was $9.6 million. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. In addition, the IRS issued a Notice of Deficiency for 2005-2007 in April 2012 (the “2005-2007 Notice of Deficiency”). In August 2012, the IRS issued an Examination Report for 2008 and in October 2012 the IRS issued a Notice of Deficiency for 2009 (the “2009 Notice of Deficiency”). The Company filed a petition with the United States Tax Court contesting the adjustments in the 2005-2007 Notice of Deficiency and has 90 days to petition the United States Tax Court for the 2009 Notice of Deficiency. If the Company’s position is denied in its entirety, the Company would be required to make cash payments of $111.1 million based on benefits taken through September 30, 2012. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of September 30, 2012, the minimum commission guarantees had a maximum payment of $12.1 million over a weighted-average remaining term of 2.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of September 30, 2012, the liability for minimum commission guarantees was $3.4 million. Minimum commission guarantees are not reflected in the table above.

Cash flows from operating activities

Operating activities generated net cash of $6.0 million and $18.3 million during the three and nine months ended September 30, 2012, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $10.4 million and $98.0 million, respectively. Changes in our payments service assets and obligations utilized $4.3 million and $79.7 million, respectively, of operating cash flows during the three and nine months ended September 30, 2012, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net (loss) income	$(54,760)	$15,834	$(69,547)	$56,283
Total adjustments to reconcile net (loss) income	65,134	15,104	167,511	26,533

Net cash provided by operating activities before changes in payment service assets and obligations	10,374	30,938	97,964	82,816

Change in cash and cash equivalents (substantially restricted)	8,413	102,191	32,330	282,466
Change in receivables, net (substantially restricted)	(64,918)	(63,387)	(114,715)	(108,133)
Change in payment service obligations	52,172	(84,770)	2,677	(126,545)

Net change in payment service assets and obligations	(4,333)	(45,966)	(79,708)	47,788

Net cash provided by (used in) operating activities	$6,041	$(15,028)	$18,256	$130,604

Cash flows from investing activities—Investing activities used cash of $5.7 million and $17.2 million during the three and nine months ended September 30, 2012, respectively, primarily for the purchase of short-term investments of $11.1 million and $335.5 million, respectively, and $12.9 million and $43.2 million, respectively, of capital expenditures, partially offset by proceeds of $18.0 million and $360.9 million, respectively, from the normal maturity of investments that were reinvested into short-term investments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Net investment activity	$6,897	$21,418	$25,313	$(38,502)
Purchases of property and equipment	(12,918)	(7,243)	(43,213)	(31,433)
Proceeds from disposals of property and equipment	355	501	746	501
Cash paid for acquisitions, net of cash acquired	—	—	—	(53)

Net cash (used in) provided by investing activities	$(5,666)	$14,676	$(17,154)	$(69,487)

Cash flows from financing activities—For the three and nine months ended September 30, 2012 financing activities used cash of $0.4 million and $1.1 million, respectively, associated with the required quarterly payment of debt, partially offset by and the exercise of stock options.

For the three months ended September 30, 2011, financing activities provided cash of $0.4 million from stock option exercises. For the nine months ended September 30, 2011, financing activities used cash of $61.1 million, primarily associated with the debt prepayment and the 2011 Recapitalization.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Proceeds from issuance of debt	$—	$—	$—	$389,025
Transaction costs for issuance and amendment of debt	—	—	—	(17,062)
Payments on debt	(375)	—	(1,125)	(191,250)
Additional consideration in connection with conversion of mezzanine equity	—	—	—	(218,333)
Transaction costs for the conversion and issuance of stock	—	—	—	(3,736)
Cash dividends paid on mezzanine equity	—	—	—	(20,477)
Proceeds from exercise of stock options	—	352	23	716

Net cash (used in) provided by financing activities	$(375)	$352	$(1,102)	$(61,117)

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

Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2012. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

the impact of the $100 million forfeiture on our financial condition and results of operations, the Company’s compliance with the terms of the deferred prosecution agreement, the effect of the settlement and compliance with the deferred prosecution agreement on the Company’s reputation and business;

•	the outcome of ongoing investigations by several state governments;

•	consumers’ confidence in our business;

•	a material slow down or complete disruption of international migration patterns;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

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

Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged.

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

On October 10, 2012, the Delaware Court approved the terms of a settlement of the Pittman litigation and dismissed the action with prejudice on the merits, pending final determination of a fee award to class counsel. The terms of the settlement are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, referred to herein as the Stipulation. The Stipulation provides for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of any attorneys’ fees awarded by the Delaware Court. During the three and nine months ended September 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company will contribute $3.5 million; (ii) the Company’s insurer will contribute $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to collectively herein as the THL Directors, will waive all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company will contribute $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman

Sachs has agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company will contribute this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization have agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company will contribute this amount toward the settlement payment. During the third quarter of 2012, the Company recognized $3.0 million of additional paid in capital for the amounts that THL and Goldman Sachs contributed for the settlement. The Stipulation also includes a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization.

On May 12, 2011 a complaint was filed in the County Court at Law No. 3 in Dallas County, Texas by Hilary Kramer purporting to be a class action complaint on behalf of all stockholders and a stockholder derivative complaint against the Company, THL, Goldman Sachs and each of the Company’s directors. Ms. Kramer alleged in her complaint that she is a stockholder of the Company and asserted, among other things, (i) breach of fiduciary duty claims against the Company’s directors, THL and Goldman Sachs and (ii) claims for aiding and abetting breach of fiduciary duties against Goldman Sachs. Ms. Kramer purported to sue on her own behalf and on behalf of the Company and its stockholders. Ms. Kramer sought to, among other things, enjoin the 2011 Recapitalization. The defendants moved for the Texas court to stay this litigation in favor of the Pittman litigation in Delaware, which has an overlapping class definition. On October 22, 2012, the plaintiffs in the Kramer litigation filed a notice of non-suit, voluntarily dismissing the claims in Texas court.

Other Matters — The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Government Investigations:

MDPA/DOJ Matter — MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2003 to early 2009. MoneyGram provided information requested pursuant to the subpoenas and provided additional information relating to the investigation. In addition, the Company was provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. Interviews of one former executive officer and one former chief executive officer of the Company have taken place. The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2003 to early 2009 as well as MoneyGram’s anti-money laundering program during that period.

On November 9, 2012, MoneyGram announced that it reached a settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania (“MDPA”) and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice (“US DOJ”) relating to the investigation. In connection with this settlement, the Company entered into a deferred prosecution agreement (“DPA”) with the MDPA and US DOJ.

Under the DPA, the Company agreed to a forfeiture of $100.0 million that will be available to victims of the consumer fraud scams perpetrated through MoneyGram’s agents, of which $65.0 million must be paid within five business days from entering into the DPA and the remaining $35.0 million must be paid within 90 days of the date of the agreement. As announced on July 26, 2012, MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and as announced on November 9, 2012, the Company made an additional accrual in the third quarter of 2012 for $70.0 million.

Pursuant to the DPA, the MDPA and US DOJ will file a two-count criminal Information in the United States District Court for the Middle District of Pennsylvania, charging the Company with knowingly and intentionally aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. In consideration of, among other factors, the (a) past and future cooperation of the Company; (b) above-referenced forfeiture; (c) Company’s implementation and maintenance of remedial measures; and (d) Company’s undertaking to continue to enhance compliance beyond the enhancements already made, the MDPA and US DOJ will recommend to the Court that the prosecution of the Company be deferred during the duration of the DPA. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year period of the DPA.

Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor, selected by the MDPA and US DOJ from a pool of candidates proposed by the Company, who will report periodically to the MDPA and US DOJ and who will have authority to review the effectiveness of the internal controls, policies and procedures of the Company’s anti-fraud and anti-money laundering programs, the Company’s overall compliance with the Bank Secrecy Act, the Company’s maintenance of the remedial measures already undertaken, and the Company’s implementation of enhanced compliance procedures. The DPA provides that the monitor will serve for a period of five years, subject to adjustment to a shorter period under certain circumstances. Our risk factors, as updated in this Form 10-Q, set forth the risks relating to this matter. See “Risk Factors”.

State Civil Investigative Demands — MoneyGram also has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram at this time.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock currently owned by Goldman Sachs and its affiliates.

Tax Litigation — On May 14, 2012, the Company filed a petition in the United States Tax Court challenging the 2005-2007 Notice of Deficiency, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position. In October 2012, the IRS issued a Notice of Deficiency for 2009. The Company has 90 days to petition the United States Tax Court regarding the 2009 Notice of Deficiency.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For further information, refer to Part I, Item IA, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to litigation and investigations in our Annual Report on Form 10-K for the year ended December 31, 2011:

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

We have received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether we took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to our procedures to prevent fraudulent transfers and consumer complaint information. We continue to cooperate fully with the states’ attorneys in this matter. We have submitted the information and documents requested by the states. No claims have been made against Moneygram at this time.

The following risk factor replaces and supersedes, in its entirety, the risk factor relating to the federal investigation in our Annual Report on Form 10-K for the year ended December 31, 2011:

We face possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into with the U.S. federal government.

In November 2012, we announced that we reached a settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania (“MDPA”) and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice (“US DOJ”) relating to the investigation of transactions involving certain of the Company’s U.S. and Canadian agents, as well as its fraud complaint data and consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, the Company entered into a deferred prosecution agreement (“DPA”) with the MDPA and US DOJ.

Under the DPA, the Company agreed to pay to the United States $100.0 million in restitution that will be available to victims of the consumer fraud scams perpetrated through MoneyGram agents. As announced on July 26, 2012, MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and as announced on November 9, 2012, the Company made an additional accrual in the third quarter of 2012 for $70.0 million related to this matter.

Pursuant to the DPA, the MDPA and US DOJ will file a two-count criminal Information in the United States District Court for the Middle District of Pennsylvania. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year terms of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances.

If the Company fails to comply with the DPA, the MDPA and US DOJ have the right to prosecute the complaint. While the Company expects to be in compliance with the DPA, a failure to comply, and a prosecution of the complaint by the MDPA and US DOJ, could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Additionally, the terms of the settlement will impose additional costs upon the Company related to compliance and other required terms. Furthermore, this does not resolve all inquiries from other governmental agencies such as FinCEN, which could result in additional costs, expenses and fines. The Company does not anticipate material adverse consequence from entry into the DPA on the Company’s reputation and business, but there can be no assurance that such unanticipated consequences will not occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2012, the Company has repurchased 6,795,017 common shares under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended September 30, 2012. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS

Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 9, 2012	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).

3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.1*	Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, by and among the plaintiffs and class representatives party thereto, MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc. and certain individual defendants party thereto.

10.2*	Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company.

10.3*	Letter Agreement, effective as of July 27, 2012, amending that certain Money Services Agreement, effective February 1, 2005, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.

10.4	Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).

10.5	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of October 12, 2012, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 17, 2012).

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

*	Filed herewith.