Form 10-Q/A
period 2012-09-30
MONEYGRAM INTERNATIONAL INC
filed 2012-11-13
CIK 1273931

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 9, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The contents of the Form 10-Q have not otherwise been modified or changed. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).

3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.1*	Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, by and among the plaintiffs and class representatives party thereto, MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc. and certain individual defendants party thereto.

10.2*	Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company.

10.3*	Letter Agreement, effective as of July 27, 2012, amending that certain Money Services Agreement, effective February 1, 2005, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.

10.4	Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).

10.5	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of October 12, 2012, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 17, 2012).

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Deficit as of September 30, 2012; and (vi) Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 406T of Regulation S-T.

*	Filed as an exhibit to our original report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc. (Registrant)

November 13, 2012	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

4