Form 10-K
period 2012-12-31
MONEYGRAM INTERNATIONAL INC
filed 2013-03-04
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-31950

MONEYGRAM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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

Yes  ☐        No  ☑

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the New York Stock Exchange as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $512.2 million.

57,856,925 shares of common stock were outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview

MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global money transfer and payment services company. Our products include global money transfers, bill payment solutions and financial paper products.

The MoneyGram® brand is recognized throughout the world. We offer more choices to send money and pay bills, and more control for people separated from friends and family by distance and those whose financial needs are not fully served by traditional financial institutions. Our money transfer services are available at approximately 310,000 agent locations in approximately 197 countries and territories. Our services enable consumers throughout the world to transfer money and pay bills, helping them meet the financial demands of their daily lives. Our bill payment services also help businesses operate more efficiently and cost-effectively.

Our principal executive offices are located at 2828 N. Harwood Street, Suite 1500, Dallas, Texas 75201, and our telephone number is (214) 999-7552. Our website address is www.moneygram.com.

We use various trademarks and service marks in our business, including but not limited to MoneyGram, the Globe design mark, MoneyGram Bringing You Closer, ExpressPayment, MoneyGram xpress, MoneyGram Rewards, FormFree, AgentWorks, Agent Connect, Delta and PrimeLink, some of which are registered in the United States and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and ™ designations, as applicable, for the trademarks we reference.

History and Development

We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc., or MPSI, under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corporation. Through its predecessors, the Company has been in operation for over 70 years.

In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, referred to herein as the 2008 Recapitalization. The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P., or THL, and affiliates of Goldman, Sachs & Co., or Goldman Sachs, and collectively with THL, the Investors, in a private placement of Series B Participating Convertible Preferred Stock of the Company, or the B Stock, and Series B-1 Participating Convertible Preferred Stock of the Company, or the B-1 Stock, and collectively with the B Stock, the Series B Stock, for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of shares of the B-1 Stock.

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

In May 2011, we completed a second recapitalization, referred to herein as the 2011 Recapitalization. Pursuant to the 2011 Recapitalization, (i) THL, as the holder of all of the B Stock, converted all of the shares of B Stock into shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs, as the holder of all of the B-1 Stock, converted all of the shares of B-1 Stock into shares of Series D Participating

Convertible Preferred Stock of the Company, or D Stock, in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL received approximately 3.5 million additional shares of our common stock and $140.8 million in cash, and Goldman Sachs received approximately 15,503 additional shares of D Stock and $77.5 million in cash. The 2011 Recapitalization was approved unanimously by our board of directors following the recommendation of a special committee comprising independent and disinterested members of our board of directors.

In addition, we entered into a new senior secured credit facility, or the 2011 Credit Facility, consisting of a $150.0 million, five-year revolver and a $390.0 million six-and-a-half-year term loan, which refinanced our existing senior secured credit facility and provided the funding for the 2011 Recapitalization.

On November 14, 2011, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 1, to 125 to 1. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of our treasury stock, which was not a part of the reverse stock split.

In November and December 2011, we completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the secondary offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock. We did not receive any proceeds from the offering.

In connection with the secondary offering, we exercised an option to redeem $175.0 million of the second lien notes. The redemption was completed through the issuance of a $150.0 million incremental term loan under the 2011 Credit Agreement, with the remaining balance paid from cash and cash equivalents. In connection with the redemption, we incurred a prepayment penalty of $23.2 million.

Our Business

Our global money transfer and bill payment services are our primary revenue drivers. Money transfers are transfers of funds between consumers from one location to another, also referred to as corridors. The sender pays a fee based on the transfer amount and the selected corridor. The designated recipient may receive the transferred funds within as little as 10 minutes at any MoneyGram agent location. In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account, mobile phone account or prepaid card. We typically pay both our “send” and “receive” agents a commission for the transaction.

Our money transfer services are provided through our extensive global network of agents and through a number of Company-owned retail locations in the U.S. and Western Europe. We also offer our money transfer services through the Internet, agent websites, mobile phones, kiosks, ATMs, payment cards and direct-to-bank account products in various markets around the world.

Our extensive global network has more than doubled since 2007 and we have surpassed 310,000 agent locations around the world. Our agents are retailers, banks, financial institutions and post offices. We currently have an agreement with our largest agent, Wal-Mart Stores, Inc., or Walmart, that terminates pursuant to its terms on April 1, 2013. In September 2012, we entered into a renewed Master Trust Agreement, or the New Agreement, with Walmart, which commences on April 1, 2013 and pursuant to which we will continue to provide certain money transfer services, bill payment services and money order services for consumers in Walmart stores located in the U.S. and Puerto Rico. Pursuant to the terms of the New Agreement, we will serve as the “preferred provider” for money transfer services conducted at Walmart agent locations that are not otherwise conducted under a Walmart brand name, subject to certain exceptions.

Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent locations in the U.S., Canada and at certain agent locations in select Caribbean countries. Through our ExpressPayment service, a consumer can make urgent bill payments in cash at an agent location or with a credit or debit card online and obtain same-day notification of payment to the consumer’s account with its creditor, also referred to as a biller. Our consumers can also use our ExpressPayment service to load or reload funds to over 200 different prepaid debit cards.

We also derive revenue from our financial paper products with our money order and official check services. We provide money orders through retail agents and financial institutions located throughout the U.S. and Puerto Rico, and we provide official check outsourcing services to financial institutions across the U.S. Consumers use our money orders to make bill payments in lieu of cash or personal checks. Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. We earn revenue from the investment of funds underlying outstanding official checks and money orders.

Our Segments

We manage our business primarily through two segments: Global Funds Transfer and Financial Paper Products. The table below presents the components of our consolidated revenue associated with our segments for the year ended December 31:

	2012	2011	2010
Global Funds Transfer
Money transfer	85.7%	83.4%	79.4%
Bill payment	7.9%	9.0%	10.8%
Financial Paper Products
Money order	4.3%	4.9%	5.9%
Official check	2.0%	2.6%	3.5%
Other	0.1%	0.1%	0.4%

Total revenue	100.0%	100.0%	100.0%

Additional financial information about our segments and geographic areas appears in Note 15 – Segment Information, of the Notes to the Consolidated Financial Statements.

During 2012, 2011 and 2010, our 10 largest agents accounted for 44 percent, 45 percent and 50 percent, respectively, of our total company fee and investment revenue and 46 percent, 48 percent and 54 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Walmart is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2012, 2011 and 2010, Walmart accounted for 28 percent, 29 percent and 30 percent, respectively, of our total company fee and investment revenue, and 30 percent, 31 percent and 32 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment.

Global Funds Transfer Segment

The Global Funds Transfer segment is our primary segment, providing money transfer and bill payment services to consumers who may not be fully served by other financial institutions. These consumers may be referred to as unbanked or underbanked. Unbanked consumers are those consumers who do not have a relationship with a traditional financial institution. Underbanked consumers are consumers who have limited access to services normally offered through traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services on the basis of convenience, cost or to make emergency payments. We primarily offer services to consumers through third-party agents, including retail chains, independent retailers, post offices and other financial institutions.

In 2012, our Global Funds Transfer segment had total revenue of $1,255.2 million. We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2012, 2011 and 2010, operations outside of the U.S. generated 38 percent, 38 percent and 35 percent, respectively, of our total company revenue, and 41 percent, 42 percent and 38 percent, respectively, of our total Global Funds Transfer segment revenue in each of these years. In 2012, we added approximately 43,000 net locations, bringing our global agent network to approximately 310,000 locations.

The following is a summary of our approximate agent locations by geographic area:

YEAR ENDED DECEMBER 31	2012	2011	2012 vs. 2011	2012 vs. 2011
			(growth)	(%)
Latin America, excluding Mexico	20,000	18,000	2,000	11%
Mexico	15,000	14,000	1,000	7%
U.S. and Canada	53,000	41,000	12,000	29%
Western Europe	50,000	46,000	4,000	9%
Eastern Europe	52,000	46,000	6,000	13%
Indian subcontinent	55,000	45,000	10,000	22%
Asia Pacific	38,000	35,000	3,000	9%
Africa	22,000	18,000	4,000	22%
Middle East	5,000	4,000	1,000	25%

Total agent locations	310,000	267,000	43,000	16%

Money Transfers — We derive our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services, which allows us to remain competitive in all locations.

We offer money transfers to consumers in a choice of local currency, U.S. dollars and/or euros, in certain countries, which we refer to as multi-currency. Our multi-currency technology allows us to execute our money transfers directly between and among several different currencies. These capabilities allow consumers to know the amount that will be received in the local currency of the receiving country, or in U.S. dollars or euros in certain countries.

Bill Payment Services — We derive our bill payment revenues primarily from transaction fees charged to consumers for each transaction completed. Through our bill payment services, consumers can make urgent bill payments, pay routine bills, or load and reload prepaid debit cards. We maintain relationships with over 9,000 billers in key industries. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, utilities, property management, prepaid card and collections industries.

Financial Paper Products Segment

Our Financial Paper Products segment provides money orders to consumers through our retail and financial institution agent locations in the U.S. and Puerto Rico, and provides official check services for financial institutions in the U.S.

In 2012, our Financial Paper Products segment generated revenues of $84.5 million from fee and other revenue and investment revenue. We refer to our cash and cash equivalents, short-term investments, and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.

Money Orders — We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than eight days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain of our large retail and financial institution agents in the U.S. In 2012, we issued money orders through our network of 54,000 agent and financial institution locations in the U.S. and Puerto Rico.

Official Check Outsourcing Services — As with money orders, we generate revenue from our official check outsourcing services by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than four days. As of December 31, 2012, we provided official check outsourcing services at approximately 7,300 branch locations of approximately 1,200 financial institutions.

Product and Infrastructure Development and Enhancements

We focus our product development and enhancements on innovative ways to transfer money and pay bills. We continually seek to provide our consumers with added flexibility and convenience to help them meet the financial demands of their daily lives. We also invest in our infrastructure to increase efficiencies, enhance compliance and support our strategic initiatives.

We provide Global Funds Transfer products and services utilizing a variety of proprietary point-of-sale platforms. Our platforms include AgentConnect, which is integrated into an agent’s point-of-sale system, and DeltaWorks and Delta T3, which are separate software and stand-alone device platforms. Through our FormFree service, consumers are directed to one of our customer care centers and a representative collects transaction information over the telephone, entering it directly into our central data processing system. We operate one primary customer care center in the U.S., with regional support centers providing ancillary services and additional contract call center services in various countries. We provide call center services 24 hours per day, 365 days per year and provide customer service in approximately 25 languages.

We also reach new consumers through alternate and self-service money transfer delivery channels. We offer our money transfer services on the Internet via our MoneyGram Online service in the U.S., United Kingdom, and Germany and through agent websites in the U.S., Italy, Saudi Arabia and Japan. Through our MoneyGram Online service, consumers have the ability to send money from the convenience of their own home to any of our agent locations worldwide through a debit or credit card or three day service funding with an U.S. checking account. We have made enhancements to our MoneyGram Online service and will continue to make further enhancements to provide a better consumer experience and create efficiencies in completing online transactions, as well as more cost-effective transaction processing. MoneyGram Online transactions grew 58 percent and revenue grew 23 percent in 2012 over the prior year.

MoneyGram continues to expand its offerings with money transfer transactions “in-lane,” which are completed via phone or any internet-enabled device. The consumer pays for the transfer at a MoneyGram agent location, and then provides the information necessary to complete the money transfer when and where it is convenient for them.

In several countries, we offer our money transfer services via mobile phone allowing our consumers to send international transfers conveniently from their mobile phone to a MoneyGram agent location or directly to their mobile wallet. We continue to expand our money transfer services to consumers through the addition of kiosks, ATMs, receive cards and direct-to-bank account products in various markets.

We continue to invest in our infrastructure to provide a better overall consumer and agent experience, reduce our costs and create efficiencies. We have made important infrastructure enhancements to our settlement and commission processing, data management, and financial, regulatory and compliance reporting systems.

Sales and Marketing

We have global marketing, product management and strategic partnership teams located in numerous geographical areas. We employ a strategy of developing products and marketing campaigns that are global, yet also tailored to address our customer base and local needs. We market our products through a number of dedicated sales and marketing teams, and continually assess the effectiveness of our sales and marketing efforts.

Our sales teams are organized by geographic area, channel and product. We have dedicated support teams that focus on developing our agent and biller networks to enhance the reach of our money transfer, bill payment, official check and money order products. Our agent requirements vary depending upon the type of outlet or location, and our sales teams continue to work to improve and strengthen our agent partnerships with a goal of providing the optimal customer experience.

A wide range of marketing methods continues to support our sales efforts. A key component of our advertising and marketing efforts is our global branding. We use a marketing mix to support the global brand, which includes traditional, digital and social media, point of sale materials, signage at our agent locations, a loyalty program, targeted direct marketing programs, seasonal campaigns and sponsorships.

In 2012, we made enhancements to our visual identity and global brand positioning with a refreshed logo and new tagline – “MoneyGram Bringing You Closer”. The new logo features our signature red globe with a dynamic white arrow that depicts energy and movement, and signifies our role in moving money around the world. The new – “MoneyGram Bringing You Closer” – tagline reflects the lifestyles and priorities of our core customer base in connecting with their families and loved ones.

In 2012, we converted to a new loyalty program, and have grown our active rewards customers. The new loyalty program is a points-based program under which members earn points based on the face value of their send transactions. In addition, the Company may, at its discretion, offer opportunities for points earned from promotional activities. These points may be redeemed for gift cards. See Note 2 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional information on our loyalty program.

Competition

While we are the second largest money transfer company in the world, based on total face value of remittances in 2011, the market for our money transfer and bill payment services remains very competitive. The market consists of a small number of large competitors and a large number of small, niche competitors. Our competitors include other large money transfer and electronic bill payment providers, banks and small niche person-to-person money transfer service providers that serve select regions. Our largest competitor in the money transfer market is the Western Union Company, or Western Union, which also competes with our bill payment services and money order businesses. As new technologies for money transfer and bill payment services emerge that allow consumers to send and receive money and to pay bills in a variety of ways, we will face increasing competition. These emerging technologies include online payment services, card-based services such as ATM cards, stored-value cards, bank-to-bank money transfers and mobile telephone payment services.

In August, we adjusted our online prices to match online competitor pricing. In November, we matched a competitor’s prices at all U.S. Walmart locations. To date, we have limited our pricing actions primarily to these two changes. We continue to monitor industry pricing moves.

We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. Pricing actions from our competitors may result in pricing changes for our products and services.

Regulation

Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including international, federal and state anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs to comply with the most recent legal and regulatory changes. Since 2009, we have increased our compliance personnel headcount and made investments in our compliance-related technology and infrastructure.

Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the U.S. Attorney’s Office for the Middle District of Pennsylvania, or MDPA, and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice, or US DOJ, relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a deferred prosecution agreement, or DPA, with the MDPA and US DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100 million that will be available to victims of the consumer fraud scams perpetrated through MoneyGram agents and we have also agreed to retain an independent compliance monitor, selected by the MDPA and US DOJ from a pool of candidates proposed by us.

Anti-Money Laundering Compliance — Our money transfer services are subject to anti-money laundering laws and regulations of the U.S., including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as similar state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against government watch-lists, including but not limited to, the watch-list maintained by OFAC;

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

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

Money Transfer and Payment Instrument Licensing — Almost all states in the U.S., the District of Columbia, Puerto Rico and the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd, is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. Licensing requirements generally include minimum net worth, provision of surety bonds, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Most states and our other regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states and other regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.

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

Privacy Regulations — In the ordinary course of our business we collect certain types of data that subject us to certain privacy laws in the U.S. and abroad. In the U.S., we are subject to the Gramm-Leach-Bliley Act of 1999, or the GLB Act, which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to laws adopted pursuant to the European Union’s Data Protection Directive, or the Data Protection Directive. We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Data Protection Directive. In some cases, the privacy laws of a European Union member state may be more restrictive than what is required under the Data Protection Directive and may impose additional duties with which we must comply. We also have confidentiality and information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly, and conflicting laws in the various jurisdictions where we do business pose challenges.

Recent Federal Legislation in the U.S. — The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act will impose additional regulatory requirements upon us and create additional regulatory oversight for us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection, or the CFPB, which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. We will be required to provide enhanced disclosures to our money transfer consumers, which will require us to modify our systems and current consumer disclosures. Enhanced disclosure requirements, error resolution procedures, the extent of vicarious liability for acts of our agents, refund requirements and other matters impacting how we offer international remittances in the U.S. were set forth in the Remittance Rule that was issued by the CFPB in 2012. The effective date of the Remittance Rule, originally scheduled for February 2013, has been delayed and the CFPB has solicited comments on revisions to the Remittance Rule.

Regulation of Prepaid Cards — We sell our MoneyGram-branded prepaid card in the U.S., in addition to loading prepaid cards of other card issuers through our ExpressPayment system. Our prepaid cards and related loading services may be subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. These laws are evolving, unclear and sometimes inconsistent. The extent to which these laws are applicable to us is uncertain.

Clearing and Cash Management Bank Relationships

Our business involves the movement of money on a global basis on behalf of our customers, our agents, and ourselves. We buy or sell a number of global currencies, and maintain a network of settlement accounts to facilitate the funding of money transfers and foreign exchange trades to insure that funds are received on a timely basis. Our relationships with the clearing, trading and cash management banks are critical to an efficient and reliable global funding network.

In the United States, we employ four banks to clear our official checks and three banks to clear our retail money orders. We believe that this network of banks provides sufficient capacity to handle the current and projected volumes of items for this service.

We maintain significant relationships with major international banks who provide the capability to move money electronically as well as through domestic and international wire transfers. There are a limited number of banks that have the capabilities that are broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is limited to their own country or region, but have extensive systems capabilities and branch networks which can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the SWIFT network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.

Intellectual Property

The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are also important to our business, including our globe logo, ExpressPayment, MoneyGram Rewards, FormFree, and PrimeLink marks. In addition, we maintain a portfolio of MoneyGram branded domain names.

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

Employees

As of December 31, 2012, we had approximately 1,610 full-time employees in the U.S. and 880 full-time employees outside of the U.S. In addition, we engage contractors to support various aspects of our business. None of our employees in the U.S. is represented by a labor union. We consider our employee relations to be good.

Executive Officers of the Registrant

Pamela H. Patsley, age 56, has been Chairman and Chief Executive Officer of the Company since September 2009. From January to September 2009, she served as Executive Chairman of the Company. Prior to that, Ms. Patsley served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms Patsley also served as Chief Financial Officer of First USA, Inc. She currently serves as a director of Texas Instruments, Inc., a semiconductor design and manufacturing company; and Dr. Pepper Snapple Group, Inc., a beverage company.

Juan Agualimpia, age 50, has served as Executive Vice President and Chief Marketing Officer since February 2011. Mr. Agualimpia previously served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. From 2005 to March 2009, Mr. Agualimpia served as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development.

Jeffrey J. Allback, age 50, has served as Executive Vice President and Chief Information Officer since September 2012. Mr. Allback previously served as Senior Vice President and Chief Technology Officer from April 2011 to September 2012. Prior to that, Mr. Allback served as Vice President, Systems Engineering of American Express, a multinational financial services corporation, from 2008 to 2010 and Vice President, Department Manager of Technology and Enterprise Architecture of AG Edwards and Sons Inc., a financial services holding company, from 2002 to 2008. Mr. Allback served in various roles of increasing responsibility at Morgan Stanley, a global financial services company, from 1994 to 2002.

David B. Brown, age 50, has served as Senior Vice President and Chief Accounting Officer since January 2012. Mr. Brown previously served as Chief Financial Officer of Dresser, Inc. from January 2011 to December 2011 and as Chief Accounting Officer and Controller from February 2008 to January 2011. Mr. Brown also engaged in financial consulting for Dresser, Inc. from June 2007 to February 2008. He held several executive positions with The Brink’s Company from 2003 to June 2007. Mr. Brown currently serves as a director for Cubic Energy, Inc., an independent upstream energy company. Mr. Brown is a Certified Public Accountant, and he spent the first ten years of his career with PricewaterhouseCoopers.

Francis Aaron Henry, age 47, has served as Executive Vice President, General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at The Western Union Company and Senior Counsel from 2004-2008 at The Western Union Company.

W. Alexander Holmes, age 38, has served as Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed The Western Union Company’s Benelux region from its offices in Amsterdam.

Grant A. Lines, age 48, has been Senior Vice President, APAC, South Asia and Middle East since February 2013. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail Point of Sale systems from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Mr. Lines served as Senior Vice President of First Data’s Strategic Business Development and General Manager ASEAN establishing Asian operations in Singapore from June 2004 to August 2008 and Senior Vice President with sales and marketing responsibilities in Australia and New Zealand from October 2000 to May 2004.

Peter E. Ohser, age 45, has been Senior Vice President, U.S. and Canada of the Company since February 2013. From June 2010 to January 2013, he served as Vice President, Independent Retail Channels & Outbound Corridors and from December 2007 to May 2010 he served as Director of Strategic Planning. He served as Director of Business Process and Organizational Readiness November 2006 to November 2007, Senior Manager Global Risk from 2004 to 2006, Manager, Global Risk from 2003 to 2004 and Supervisor, Risk from September 2002 to 2003. Mr. Ohser joined the Company in January 2001 as a Senior Risk Analyst. Prior to that, Mr. Ohser served in various finance roles in the mortgage and consumer finance industries.

Steven Piano, age 47, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, a global electronic payment processing company, serving most recently as Senior Vice President — First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet — Nielsen Media Research and Lehman Brothers.

Carl-Olav Scheible, age 46, has served as Executive Vice President, Europe, Africa and Emerging Channels since April 2012. From 2004 to 2012, he held a variety of leadership positions at PayPal, most recently serving as Managing Director-U.K. Mr. Scheible is a seasoned professional with 20 years of leadership experience in financial services and payments businesses, with most of that time spent in European markets.

J. Lucas Wimer, age 47, has served as Executive Vice President, Global Operations since August 2012. He joined the Company in April 2010 as Executive Vice President, Operations and Technology. From January 2008 to April 2010, Mr. Wimer was a principal at THL Partners, where he was responsible for business transformation programs in THL portfolio companies. From September 2003 to December 2007, he led corporate system development for Capital One. From 1993 to 2003, Mr. Wimer provided management consulting, global project and practice leadership in performance measurement, cost reduction, merger integration and restructuring to the financial services industry for IBM Business Consulting Services, formerly PricewaterhouseCoopers.

Available Information

We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website

(www.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington DC 20549. Information on the operation of the Public Reference Room can be found by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be found at www.sec.gov.

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

The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, in particular our largest competitor, Western Union. In addition, new competitors or alliances among established companies may emerge. Further, some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. With respect to our money transfer, bill payment and money order businesses, our primary competitor is Western Union. We cannot anticipate every effect that actions taken by our competitors will have on our business, or the money transfer and bill payment industry in general.

If we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. For example, transaction volume in certain key corridors where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could adversely affect our financial results. If we reduce prices in order to more effectively compete in these corridors, such reductions could adversely affect our financial results.

Money transfer, money order and bill payment services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. We also compete with banks and niche person-to-person money transfer service providers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.

Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.

There can be no assurance that growth in consumer money transfer transactions, bill payment transactions and financial paper products will continue. In addition, consolidation among payment service companies has occurred and could continue to occur in the future. If we are unable to continue to grow our existing products, while also growing newly developed and acquired products, we will be unable to compete effectively in the changing marketplace, and our business, financial condition and results of operations could be adversely affected.

If we lose key agents or are unable to maintain our Global Funds Transfer agent or biller networks, our business, financial condition and results of operations could be adversely affected.

Revenue from our money transfer and bill payment services is derived from transactions conducted through our retail agent and biller networks. Many of our high volume agents are in the check cashing industry. There are risks associated with the check cashing industry that could cause this agent base to decline. We may not be able to retain all of our current retail agents or billers for other reasons, as the competition for retail agents and billers is intense. If agents or billers decide to leave our agent network, or if we are unable to add new agents or billers to our network, our revenue would be adversely affected.

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

A substantial portion of our transaction volume is generated by a limited number of key agents. During 2012 and 2011, our 10 largest agents accounted for 44 percent and 45 percent, respectively, of our total company fee and investment revenue and 46 percent and 48 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. In 2012 and 2011, our largest agent, Walmart, accounted for 28 percent and 29 percent, respectively, of our total company fee and investment revenue and 30 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. If our contracts with Walmart or any of our other key agents are not renewed or are terminated, or if such agents reduce the number of their locations or the volume of their business with us, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business, financial condition and results of operations could be adversely affected. Further, if any of our key agents renew their contracts with us, but on less favorable terms, our business, financial condition and results of operations could be adversely affected.

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

Our business is subject to a wide range of laws and regulations that vary from country to country. The money transfer business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in many other countries where we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws and privacy and data protection laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging.

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

We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S as well as many other jurisdictions. During 2012, there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN. Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations. The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies,. Many of the provisions of the Dodd-Frank Act still require studies and regulations. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company will be required to provide additional consumer information and disclosures, adopt error resolution standards, and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act to amend Regulation E, which implements the Electronic Fund Transfer Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. We may also be subject to examination by the CFPB. The new legislation and implementing regulations associated with the Dodd-Frank Act will increase our costs of compliance and will require changes in the way we and our agents conduct business.

We are also subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, in the U.S. and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws.

The European Union’s Payment Services Directive, or PSD, imposes potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. If we fail to comply with the PSD, our business, financial condition and results of operations may be adversely impacted. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.

Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our high volume agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.

Any violation by us of the laws and regulations set forth above could lead to significant fines or penalties and could limit our ability to conduct business in some jurisdictions. Our systems, employees and processes may not be sufficient to detect and prevent violations of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant fines or penalties. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation and result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability.

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

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and customer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.

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

In November 2012, we announced that we had entered into a deferred prosecution agreement, which we refer to as the DPA, with the U.S. Attorney’s Office for the Middle District of Pennsylvania, or the MDPA, and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice, or the US DOJ, relating to the investigation of transactions involving certain of the Company’s U.S. and Canadian agents, as well as its fraud complaint data and consumer anti-fraud program, during the period from 2003 to early 2009.

Under the DPA, the Company agreed to pay to the U.S. a $100.0 million forfeiture that will be available to victims of the consumer fraud scams perpetrated through MoneyGram agents. MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and made an additional accrual in the third quarter of 2012 for $70.0 million related to this matter. The full $100.0 million has been paid under the DPA.

Pursuant to the DPA, the MDPA and US DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year term of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances.

If the Company fails to comply with the DPA, the MDPA and US DOJ have the right to prosecute the Company. While the Company expects to be in compliance with the DPA, a failure to comply, and a prosecution of the Company by the MDPA and US DOJ, could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Additionally, the terms of the DPA will impose additional costs upon the Company related to compliance and other required terms, and such additional compliance costs could be substantial. Furthermore, this does not resolve all inquiries from other governmental agencies such as FinCEN, which could result in additional costs, expenses and fines. The Company does not anticipate material adverse consequences from entry into the DPA on the Company’s reputation and business, but there can be no assurance that such unanticipated consequences will not occur.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, which are subject to certain OFAC restrictions.

We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. It is possible that our money transfer services or other products could be used by wrong-doers in contravention of U.S. law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws and unfavorable outcomes of tax positions we take could adversely affect our tax expense and liquidity.

Our future tax rate could be adversely affected by changes in tax laws, both domestically and internationally. From time to time, the U.S. and foreign, state and local governments consider legislation that could increase our effective tax rates. If changes to applicable tax laws are enacted, our results of operations could be negatively impacted.

We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical securities losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. The Internal Revenue Service, or the IRS, has issued Notices of Deficiency for 2005-2007 and 2009, and has also issued an Examination Report for 2008. The Company is contesting the adjustments in the Notices of Deficiency, which are related to deductions taken on securities losses. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. As of December 31, 2012, the Company had recognized a benefit of approximately $139.9 million relating to these deductions. If our petitions contesting the Notices of Deficiency are denied, the Company would be required to make cash payments of approximately $107.1 million, based on benefits taken through December 31, 2012. An unfavorable outcome in these audits or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.

Our substantial debt service obligations, significant debt covenant requirements and our credit rating could impair our access to capital, financial condition and adversely affect our ability to operate and grow our business.

We have substantial interest expense on our debt, and our ratings are below “investment grade” This requires that we access capital markets that are subject to higher volatility than those that support higher rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction in cash flow could result in an event of default, or significantly restrict our access to capital. Our ratings below investment grade also create the potential for a cost of capital that is higher than other companies with which we compete.

We are also subject to capital requirements imposed by various regulatory bodies throughout the world. We may need access to external capital to support these regulatory requirements in order to maintain our licenses and our ability to earn revenue in these jurisdictions. An interruption of our access to capital could impair our ability to conduct business if our regulatory capital falls below requirements.

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

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•

At December 31, 2012, we maintain cash, cash equivalents and short-term investment balances of $2.2 billion at commercial banks in the U.S. in amounts in excess of the Federal Deposit Insurance Corporation limit of $250,000. We also have exposure of $0.4 billion at commercial banks located outside of the U.S. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.

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

We and our agents are considered Money Service Businesses in the U.S. under the Bank Secrecy Act. U.S. regulators are increasingly taking the position that Money Service Businesses, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, certain of our agents have been denied access to retail banking services in certain markets regardless of the mitigating factors and controls in place to prevent anti-money laundering law violations. If our agents are unable to obtain sufficient banking relationships, they may not be able to offer our services, which could adversely affect our business, financial condition and results of operations.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations and financing.

In the normal course of our business, we maintain significant euro denominated cash balances, and transactions in euros are the second largest volume to the U.S. dollar. The secession of a country from the euro, or the demise of the use of the euro, could result in a sudden and substantial devaluation of both euro and non-euro denominated deposits held in banks. In addition, financial markets could cease to operate and the movement of money between financial institutions could be restricted. The possibility of a general breakdown in the supply chain, and the resultant disruption to trade, could impair the ability of both corporations and individuals to pay their financial obligations, and result in economic instability throughout the Eurozone.

Our ability to generate fee revenue from our money transfer business could be impaired if the level of economic activity in the Eurozone were to decrease. In addition, our own ability to fund our operations could be impaired if the funds transfer mechanisms within the Eurozone are damaged, and our ability to access our deposits in banks could be restricted. The sudden devaluation of the euro, or a new currency, could impact the value of our euro denominated cash deposits.

A breach of security of our systems could adversely affect our business, financial condition and results of operations.

We obtain, transmit and store confidential customer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the U.S. and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could harm our business and reputation, adversely affect consumers’ confidence in our business, cause inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of customers and subject us to lawsuits. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors also may experience security breaches involving the storage and transmission of our data. If users gain improper access to our or our contractor’s systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to reputational harm and make our customers less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.

Because our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers, disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.

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

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, improper operation, improper action by our employees, agents, customer financial institutions or third party vendors or any other event impacting our systems or processes or our vendors’ systems or processes, we could suffer financial loss, loss of customers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages and in extreme situations a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.

In addition, our ability to continue to provide our services to a growing number of agents and consumers, as well as to enhance our existing services and offer new services, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability and loss of agents or consumers. Any failure of our systems in scalability, reliability and functionality could adversely impact our business, financial condition and results of operations.

Continued weakness in economic conditions, in both the U.S. and global markets, could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our customers tend to be employed in industries such as construction, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the U.S. or other countries that are important to our business, which could adversely affect our results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.

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

If general market conditions in the U.S. or other national economies important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Additionally, if our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our results of operations.

A significant change, material slow down or complete disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our money transfer business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of money transfer transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money transfer remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns, particularly in the U.S. or Europe, are likely to reduce money transfer transaction volumes and therefore have an adverse effect on our results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.

We face credit risks from our retail agents and financial institution customers.

The vast majority of our money transfer, bill payment and money order business is conducted through independent agents that provide our products and services to consumers at their business locations. Our agents receive the proceeds from the sale of our payment instruments and money transfers, and we must then collect these funds from the agents. If an agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit payment instruments or money transfer proceeds to us, we must nonetheless pay the payment instrument or complete the money transfer on behalf of the consumer.

Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2012, we had credit exposure to our agents of approximately $273.0 million in the aggregate spread across approximately 3,540 agents.

Our official checks outsourcing business is conducted through financial institutions. Our financial institution customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We are liable for payment on all of those instruments, except cashier’s checks. As of December 31, 2012, we had credit exposure to our official check financial institution customers of approximately $380.0 million in the aggregate spread across approximately 1,200 financial institutions.

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

In recent years, there has been a decline in overall paper-based transactions in the official check and money order business. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. If we are not successful in retaining customers and agents that we wish to retain, and we may be unable to proportionally reduce our fixed costs associated with the official check and money order businesses, our business, financial condition and results of operations could be adversely affected.

If we fail to successfully develop and timely introduce new and enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, money order, official check, bill payment and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. If alternative payment mechanisms become widely substituted for our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. We may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful. If such investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.

There are a number of risks associated with our international sales and operations that could adversely affect our business.

We provide money transfer services between and among 197 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

•

changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism and political turmoil in Africa, the Middle East and other regions;

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

In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. Fluctuations in foreign currency exchange rates could adversely affect our financial condition. See “Enterprise Risk Management—Foreign Currency Risk” in Item 7A of this Annual Report on Form 10-K for more information.

If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced products and services, or if we infringe on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

The MoneyGram brand is important to our business. We utilize trademark registrations in various countries and other tools to protect our brand. Our business would be harmed if we were unable to adequately protect our brand and the value of our brand was to decrease as a result.

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

Our success depends to a large extent upon our ability to attract and retain key employees. The lack of management continuity or the loss of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel could also have a material adverse impact on our business.

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

We may, from time to time, acquire or start up businesses both inside and outside of the U.S. The acquisition and integration of businesses involve a number of risks. We may not be able to successfully integrate businesses that we acquire or open, including their facilities, personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions or start-up businesses, we could experience increased costs and other operating inefficiencies, which could have an adverse effect on our results of operations. The diversion of capital and management’s attention from our core business that results from acquiring or opening new businesses could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2012, THL held approximately 62.8 percent of our common stock. As a result, THL is able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock. THL’s concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price.

In view of their significant ownership stake in the Company, THL has appointed four members to our Board of Directors. The size of our Board has been set at ten directors, five of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully-converted basis, as if all of the shares of D Stock were converted to common shares. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.

We have significant overhang of salable common stock and D Stock held by the Investors relative to the public float of our common stock.

The trading market for our common stock was first established in June 2004. The public float in that market now consists of approximately 62.3 million shares issued and 57.9 million shares outstanding as of December 31, 2012. In accordance with the terms of the Registration Rights Agreement entered into between us and the Investors at the closing of the 2008 Recapitalization, we have an effective registration statement on Form S-3 that permits the offer and sale by the Investors of all of the common stock or D Stock currently held by the Investors. The Investors have sold 10.9 million shares of common stock pursuant to this registration statement, which leaves the Investors with 50.0 million shares of common stock that can still be sold pursuant to the registration statement. The registration statement also permits us to offer and sell up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities, from time to time, subject to market conditions and our capital needs. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration
Minneapolis, MN	Global Operations Center	Both	168,211	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	4/30/2015
Lakewood, CO	Call Center	Global Funds Transfer	68,165	3/31/2015
Dallas, TX	Corporate Headquarters	Both	54,956	6/30/2021
Frisco, TX	Global Operations Center	Both	25,287	6/30/2021
London, UK	Global Operations Center	Both	20,738	1/23/2021

Information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms, is set forth above. Included in the above table is approximately 42,930 square feet in Minneapolis, Minnesota that has been sublet. We also have a number of other smaller U.S. based office locations in Arkansas, Florida, and New York, as well as smaller international office locations in France, Germany, Italy, Spain and the United Kingdom. Additionally, we have small sales and marketing offices in Australia, China, Greece, India, Indonesia, Italy, Mexico, Morocco, the Netherlands, Nigeria, the Philippines, Poland, Portugal, Romania, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine and United Arab Emirates. We believe that our properties are sufficient to meet our current and projected needs.

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

On October 10, 2012, the Delaware Court approved the terms of a settlement of the Pittman litigation and dismissed the action with prejudice on the merits, pending final determination of a fee award to class counsel. The terms of the settlement are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, referred to herein as the Stipulation. The Stipulation provided for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of attorneys’ fees to be awarded by the Delaware Court. During the three and nine months ended September 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company contributed $3.5 million; (ii) the Company’s insurer contributed $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to collectively herein as the THL Directors, waived all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company contributed $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman Sachs agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company contributed this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company contributed this amount toward the settlement payment. During the third quarter of 2012, the Company recognized $3.0 million of additional paid in capital for the amounts that THL and Goldman Sachs contributed for the settlement. The Stipulation also included a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization. On January 7, 2013, the Delaware Court awarded class counsel $3.4 million in fees, to be paid from the settlement fund. The remaining $6.6 million will be distributed to class member stockholders pursuant to the terms of the Stipulation, during the first and second quarters of 2013.

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

Government Investigations:

MDPA/DOJ Matter — MoneyGram has been served with subpoenas to produce documents and testify before a grand jury in the U.S. District Court for the Middle District of Pennsylvania. The subpoenas sought information related to, inter alia, MoneyGram’s U.S. and Canadian agents, as well as certain transactions involving such agents, fraud complaint data, and MoneyGram’s consumer anti-fraud program during the period from 2003 to early 2009. MoneyGram provided information requested pursuant to the subpoenas and provided additional information relating to the investigation. In addition, the Company was provided with subpoenas for the testimony of certain current and former employees in connection with the investigation. Interviews of one former executive officer and one former chief executive officer of the Company have taken place. FinCEN also requested information, which information was subsequently provided by MoneyGram, concerning MoneyGram’s reporting of fraudulent transactions during this period. MoneyGram has been informed that it is being investigated by the federal grand jury in connection with these matters for the period 2003 to early 2009 as well as MoneyGram’s anti-money laundering program during that period.

On November 9, 2012, MoneyGram announced that it reached a settlement with the MDPA and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the US DOJ relating to the investigation. In connection with this settlement, the Company entered into the DPA with the MDPA and US DOJ.

Under the DPA, the Company agreed to a forfeiture of $100.0 million that will be available to victims of the consumer fraud scams perpetrated through MoneyGram’s agents, of which $65.0 million was paid within five business days from entering into the DPA and the remaining $35.0 million was paid within 90 days of the date of the agreement. As announced on July 26, 2012, MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and as announced on November 9, 2012, the Company made an additional accrual in the third quarter of 2012 for $70.0 million.

Pursuant to the DPA, the MDPA and US DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania, charging the Company with knowingly and intentionally aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. In consideration of, among other factors, the (a) past and future cooperation of the Company; (b) above-referenced forfeiture; (c) Company’s implementation and maintenance of remedial measures; and (d) Company’s undertaking to continue to enhance compliance beyond the enhancements already made, the MDPA and US DOJ will recommend to the Court that the prosecution of the Company be deferred during the duration of the DPA. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year period of the DPA.

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

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.

Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position relating to the years 2005-2007. The IRS’ response to the Company’s December 17, 2012 petition was received in February 2013 and the IRS reasserted its original position.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “MGI”. No dividends on our common stock were declared by our Board of Directors in 2012 or 2011. See Note 11 — Stockholders’ Deficit of the Notes to the Consolidated Financial Statements. As of February 27, 2013, there were 10,107 stockholders of record of our common stock. On November 14, 2011, we effected a one-for-eight reverse stock split of our issued and outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

The high and low sales prices for our common stock for the periods presented were as follows:

	2012		2011
Fiscal Quarter	High	Low	High	Low

First	$19.50	$16.64	$27.44	$19.44
Second	$18.10	$13.66	$33.12	$25.12
Third	$16.71	$14.30	$29.28	$16.72
Fourth	$17.80	$11.00	$23.04	$15.90

The Board of Directors has authorized the repurchase of a total of 12,000,000 shares, as announced publicly in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements. Shares of MoneyGram common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2012, we have repurchased 6,795,017 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during 2012.

The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $25.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2012 and 2011.

STOCKHOLDER RETURN PERFORMANCE

The following graph compares the cumulative total return from December 31, 2007 to December 31, 2012 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The peer group index of payment services companies, referred to as the Peer Group Index, consists of: Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., MasterCard, Inc., Online Resources Corporation, Total System Services, Inc., Visa, Inc. and The Western Union Company. The graph assumes the investment of $100 in each of our common stock, our Peer Group Index and the S&P 500 Index on December 31, 2007, and the reinvestment of all dividends as and when distributed.

The graph below is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG MONEYGRAM INTERNATIONAL, INC.,

S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MoneyGram International, Inc.	100.00	6.64	18.74	17.63	14.44	10.81
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	62.99	99.74	91.15	123.31	164.35

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto at Item 8. For the basis of presentation of the information set forth below, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Basis of Presentation.”

YEAR ENDED DECEMBER 31,	2012	2011	2010	2009	2008

(Dollars and shares in millions, except per share data)
Operating Results
Revenue
Global Funds Transfer segment	$1,255.2	$1,152.7	$1,053.3	$1,025.4	$1,015.9
Financial Paper Products segment	84.5	93.3	109.5	122.8	238.2
Other	1.5	1.8	3.9	13.5	16.5

Total revenue	1,341.2	1,247.8	1,166.7	1,161.7	1,270.6
Total operating expenses	1,288.8	1,105.2	1,008.3	1,086.3	1,151.8

Operating income	52.4	142.6	158.4	75.4	118.8
Total other expense, net (1)	61.3	102.8	100.0	97.7	456.0

(Loss) income from continuing operations before income taxes (2)	(8.9)	39.8	58.4	(22.3)	(337.2)

Income tax expense (benefit)	40.4	(19.6)	14.6	(20.4)	(75.8)

(Loss) income from continuing operations	$(49.3)	$59.4	$43.8	$(1.9)	$(261.4)

Loss per common share:
Basic	$(0.69)	$(9.03)	$(8.77)	$(11.87)	$(33.54)
Diluted	$(0.69)	$(9.03)	$(8.77)	$(11.87)	$(33.54)
Weighted-average shares outstanding:
Basic	71.5	48.6	10.4	10.3	10.3
Diluted	71.5	48.6	10.4	10.3	10.3
Financial Position
Excess of assets over payment service obligations (3)	$227.9	$211.7	$230.2	$313.3	$391.0
Substantially restricted assets (3)	4,403.3	4,417.1	4,415.0	5,156.8	5,829.0
Total assets	5,150.6	5,175.6	5,115.7	5,929.7	6,642.3
Payment service obligations	4,175.4	4,205.4	4,184.7	4,843.5	5,438.0
Long-term debt	809.9	810.9	639.9	796.8	978.9
Mezzanine equity (4)	—	—	999.4	864.3	742.2
Stockholders’ deficit	(161.4)	(110.2)	(942.5)	(883.0)	(781.7)
Other Selected Data
Capital expenditures	$56.7	$50.1	$43.0	$38.3	$40.4
Depreciation and amortization	$44.3	$46.0	$48.1	$57.1	$56.7
Cash dividends declared per share	$—	$—	$—	$—	$—
Average investable balances (5)	$3,095.6	$3,255.4	$3,684.3	$4,246.5	$4,866.3
Net investment margin (6)	0.40%	0.51%	0.56%	0.75%	1.23%
Approximate number of countries and territories served	197	190	190	190	190
Number of agent money order locations (7)	45,000	45,000	46,000	49,000	59,000
Number of money transfer locations (7)	310,000	267,000	227,000	190,000	176,000

(1)

Total other expense, net predominately is comprised of interest expense on the Company’s debt. In 2012 it also includes net securities gains of $10.0 million from the sale of two securities classified in “other asset-backed securities” that had previously been written down to a nominal value. Total other expense, net for 2011 includes net securities gains of $32.8 million from the receipt of settlements equal to all outstanding principal from two securities classified in “other asset-backed securities” previously written down to a nominal fair value and debt extinguishment costs of $37.5 million relating to the termination of the 2008 senior facility in connection with the 2011 Recapitalization and the partial redemption of the second lien notes. Total other expense, net for 2008 includes net securities losses of $340.7 million from the realignment of the investment portfolio in the first quarter of 2008, other-than-temporary impairments and declines in the value of our trading investments.

(2)

Loss from continuing operations before income taxes for 2012 includes $119.2 million of legal expenses including the $100.0 million forfeiture related to the settlement of the MDPA and US DOJ investigation, the settled shareholder lawsuit, as well as other legal expenses related to these matters, $1.0 million of severance and related costs from executive terminations as well as $19.3 million of expense related to our reorganization and restructuring. Income from continuing operations before income taxes for 2011 includes $4.8 million of legal expenses related primarily to shareholder litigation, $3.4 million of asset impairments and $23.5 million of expense related to our reorganization and restructuring. Income from continuing operations before income taxes for 2010 includes a $16.4 million gain related to the reversal of a patent lawsuit, $1.8 million of legal expenses related primarily to shareholder litigation, $1.8 million of asset impairments and $5.9 million of expense related to our reorganization and restructuring. Loss from continuing operations before income taxes for 2009 includes $54.8 million of legal expenses relating to securities litigation, stockholder derivative claims, a patent lawsuit and a settlement with the FTC; $18.3 million of goodwill and asset impairments and a $14.3 million net curtailment gain on our benefit plans. Loss from continuing operations before income taxes for 2008 includes a $29.7 million net loss on the termination of swaps, a $26.5 million gain from put options on our trading investments, a $16.0 million valuation loss from changes in the fair value of embedded derivatives on our Series B Stock and a goodwill impairment of $8.8 million related to a discontinued business.

(3)

Assets in excess of payment service obligations are substantially restricted assets less payment service obligations as calculated in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Substantially restricted assets are composed of cash and cash equivalents, receivables and investments.

(4)

Mezzanine equity related to our Series B Stock. Following the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit and no shares of Series B Stock remained issued at December 31, 2011 and 2012.

(5)	Investable balances are composed of cash and cash equivalents and all classes of investments.

(6)	Net investment margin is determined as net investment revenue (investment revenue less investment commissions) divided by daily average investable balances.

(7)	Includes 29,000, 29,000, 27,000, 28,000 and 30,000 locations in 2012, 2011, 2010, 2009 and 2008, respectively, which offer both money order and money transfer services.

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

OVERVIEW

MoneyGram is a leading global money transfer and payment services company. Our major products include global money transfers, bill payment solutions and financial paper products. We help people and businesses by providing affordable, reliable and convenient money transfer and payment services.

Following is a summary of the key metrics and trends reviewed by the Company:

•	Management evaluates operating performance through EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for significant items) and Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) financial measures. As disclosed on page 42, management of the Company uses EBITDA and Adjusted EBITDA to review results of operations, to forecast and budget, to assess cash flow and capital and to allocate resources. Our debt agreements also require compliance with financial measures similar to Adjusted EBITDA. As disclosed on page 58, management of the Company uses Free Cash Flow to assess cash flow of the business as well as capital resources.

We believe that EBITDA, Adjusted EBITDA and Free Cash Flow enhance investors’ understanding of our business and performance. Since EBITDA, Adjusted EBITDA and Free Cash Flow are non-GAAP measures, the Company believes it is more appropriate to disclose these metrics after discussion and analysis of the GAAP financial measures. While we believe that these metrics enhance investors’ understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies.

•

Management assesses financial condition through assets in excess of payment service obligations. The Company’s management utilizes assets in excess of payment service obligations in assessing the Company’s liquidity and capital resources. The assets in excess of payment service obligations metric is discussed in the introduction to the Liquidity and Capital Resources section on page 50.

•

The Company disclosed a summary of significant actions it has taken in addition to describing the economic conditions during the year that impacted our operating results, liquidity and capital structure in the MD&A on page 33 of this report on Form 10-K. The Company also included a section discussing the trends expected to impact the Company’s business in 2013 on page 49.

Significant Financial and Other Highlights

Following is a summary of our operating results in 2012:

•

Total fee and other revenue increased in 2012 due to an increase in money transfer volume, partially offset by lower revenue from bill payment products and the Financial Paper Products segment. Money transfer volume growth of 14 percent drove the increase in money transfer fee and other revenue, but was partially offset by a lower euro valuation against the U.S. dollar, change in corridor mix and a lower average face value per transaction. See further discussion under Fee and Other Revenue and Related Commissions Expense.

•	Investment revenue decreased in 2012 due to lower yields earned on our investment portfolio, and a decline in income received on our cost recovery securities.

•

Total commissions expense increased in 2012 due to money transfer volume growth, partially offset by a lower euro valuation against the U.S dollar and a decline in fee and other revenue related to bill payment products.

•

Total operating expenses increased in 2012 due to the MDPA forfeiture, legal costs, higher commissions expense, investments in marketing and higher compensation costs partially offset by an incremental reduction in reorganization and restructuring costs.

•	During 2012, the Company recognized net securities gains of $10.0 million in 2012 from the sale of two securities classified in “other asset-backed securities”.

•	In 2012, interest expense decreased 18 percent, reflecting lower interest rates from refinancing activity.

•	We had income tax expense of $40.4 million on pre-tax loss of $8.9 million in 2012, primarily resulting from the non-deductible treatment of the MDPA forfeiture.

•	The decrease in the euro exchange rate decreased total revenue by $20.7 million and total expenses by $16.2 million, for a net increase to our loss before income taxes of $4.5 million.

2012 Events

Global Economic Conditions — Throughout 2012, worldwide economic conditions continued to remain weak, as evidenced by high unemployment rates, government assistance to citizens and businesses on a global basis, continued declines in asset values, restricted lending activity and low consumer confidence, among other factors.

Historically, the money remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2012, particularly in Europe.

In addition, bill payment products, excluding the divestiture of PropertyBridge, realized transaction growth in 2012. The growth reversed the recent downward trend experienced over the last three years. Total bill payment revenue continued to be adversely impacted in 2012 in particular sectors such as auto, collections and credit card, which was partially offset with growth in the corrections, telecom and utilities sectors. The Company continues to actively pursue strategic initiatives to mitigate the economic impact on bill payment products, including the addition of approximately 2,000 billers to the MoneyGram network and expansion of the products into Canada during 2012.

Walmart Renewal — On September 30, 2012, the Company and Walmart entered into the New Agreement, pursuant to which the Company will provide certain money transfer services, bill payment services and money order services for customers in Walmart stores located in the U.S. and Puerto Rico. The terms of the existing agreement between the Company and Walmart remain in full force and effect until April 1, 2013, at which point the existing agreement will terminate in its entirety and be superseded by the New Agreement. The New Agreement has an initial term of three years, commencing on April 1, 2013. Pursuant to the terms of the New Agreement, the Company will serve as the “preferred provider” for money transfer services conducted at Walmart agent locations that are not otherwise conducted under a Walmart brand name, subject to certain exceptions. The Company will pay Walmart certain fees and commissions for each money transfer, bill payment and money order transaction conducted at a Walmart agent location. The commission rates in the New Agreement are substantially the same as in the Existing Agreement. In connection with the services to be provided pursuant to the New Agreement, the Company has agreed to reimburse certain expenditures for upgrade and development costs, marketing, innovation, growth and development initiatives.

Money Transfer Pricing — In August, we adjusted our online prices to match online competitor pricing. In November, we matched a competitor’s prices at all U.S. Walmart locations. We have limited our pricing actions primarily to these two changes. We continue to monitor industry pricing moves.

Global Transformation Initiative — In the second quarter of 2010, we announced the implementation of a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative includes investment in technology, organizational changes and relocation of certain operations, among other items. The Company has incurred $25.1 million, $20.7 million and $5.4 million of cash outlays in 2012, 2011 and 2010, respectively, and recorded $19.8 million, $23.5 million and $5.9 million of expenses during 2012, 2011 and 2010, respectively. This initiative has generated annual pre-tax cost savings of approximately $30.0 million. The Company’s reorganization and restructuring activities were substantially complete in 2012, with an anticipated $3.0 million of expenses extending into early 2013.

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

Components of Revenues and Expense

Fee and other revenue — Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. Transaction fees are earned on money transfer, money order, bill payment and official check transactions. Money transfer transaction fees vary based on the principal amount of the transaction and the selected corridor in which the transaction will be completed. Money order, bill payment and official check transaction fees are fixed per transaction. Foreign exchange revenue is derived from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.

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

Fee and other commissions expense — We incur fee commissions primarily on our money transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent receive a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders. In certain limited circumstances for large agents, we may pay a fixed commission amount based on money order volumes transacted by that agent. Other commissions expense includes the amortization of capitalized agent signing bonus payments.

Investment commissions expense — Investment commissions consist of amounts paid to financial institution official check customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by that financial institution.

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

RESULTS OF OPERATIONS

				2012	2011	2012	2011
				vs.	vs.	vs.	vs.
YEAR ENDED DECEMBER 31,	2012	2011	2010	2011	2010	2011	2010

(Amounts in millions)				($)	($)	(%)	(%)

Revenue
Fee and other revenue	$1,328.6	$1,230.9	$1,145.4	$97.7	$85.5	8%	7%
Investment revenue	12.6	16.9	21.3	(4.3)	(4.4)	(25)%	(21)%

Total revenue	1,341.2	1,247.8	1,166.7	93.4	81.1	7%	7%

Expenses
Fee and other commissions expense	599.2	547.6	500.8	51.6	46.8	9%	9%
Investment commissions expense	0.3	0.4	0.7	(0.1)	(0.3)	(25)%	(43)%

Total commissions expense	599.5	548.0	501.5	51.5	46.5	9%	9%
Compensation and benefits	241.6	235.7	226.4	5.9	9.3	3%	4%
Transaction and operations support	355.7	227.8	185.8	127.9	42.0	56%	23%
Occupancy, equipment and supplies	47.7	47.7	46.5	—	1.2	0%	3%
Depreciation and amortization	44.3	46.0	48.1	(1.7)	(2.1)	(4)%	(4)%

Total operating expenses	1,288.8	1,105.2	1,008.3	183.6	96.9	17%	10%

Operating income	52.4	142.6	158.4	(90.2)	(15.8)	(63)%	(10)%

Other (income) expense
Net securities gains	(10.0)	(32.8)	(2.1)	22.8	(30.7)	70%	NM
Interest expense	70.9	86.2	102.1	(15.3)	(15.9)	(18)%	(16)%
Debt extinguishment costs	—	37.5	—	(37.5)	37.5	(100)%	NM
Other costs	0.4	11.9	—	(11.5)	11.9	(97)%	NM

Total other expense, net	61.3	102.8	100.0	(41.5)	2.8	(40)%	3%

(Loss) income before income taxes	(8.9)	39.8	58.4	(48.7)	(18.6)	NM	(32)%

Income tax expense (benefit)	40.4	(19.6)	14.6	60.0	(34.2)	NM	NM

Net (loss) income	$(49.3)	$59.4	$43.8	$(108.7)	$15.6	NM	36%

NM = Not meaningful

Fee and Other Revenue and Related Commission Expense

The following discussion provides a summary overview of results. See discussion for the Global Funds Transfer and Financial Paper Products segments for more detailed explanations of our results.

YEAR ENDED DECEMBER 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

(Amounts in millions)
Fee and other revenue	$1,328.6	$1,230.9	$1,145.4	8%	7%
Fee and other commissions expense	599.2	547.6	500.8	9%	9%
Fee and other commissions expense as a % of fee and other revenue	45.1%	44.5%	43.7%

Fee and Other Revenue

In 2012, fee and other revenue growth of $97.7 million, or eight percent, was primarily driven by money transfer transaction volume growth, partially offset by a lower euro valuation against the U.S dollar, changes in corridor mix and a lower average face value per transaction. Bill payment products primarily experienced revenue declines from lower average fees per transaction, while money order and official check fee and other revenue decreased due to volume declines. See the “Segment Performance” section for more detailed discussion.

In 2011, fee and other revenue growth of $85.5 million, or seven percent, was primarily driven by money transfer transaction volume growth, a higher euro exchange rate and higher foreign exchange revenue, partially offset by changes in corridor mix, lower average face value per transaction and the $50 price band in the U.S. Due to increased pricing competition, in the first half of 2010 we introduced a $50 price band that allows consumers to send $50 of principal for a $5 fee at most locations, or $4.75 at a Walmart location. Bill payment products, money order and official check fee and other revenue decreased due to volume declines.

Fee and Other Commissions

In 2012, fee and other commissions expense growth of $51.6 million, or nine percent, was primarily due to money transfer volume growth and increased commission rates, partially offset by a lower euro valuation against the U.S. dollar and lower Financial Paper Products volumes. Commissions expense grew at a faster rate than revenue due to corridor mix and payment at a higher tier from volume growth achievement for certain key agents. Commissions expense as a percentage of fee and other revenue increased to 45.1 percent in 2012 from 44.5 percent in 2011, primarily from the continued shift in overall product mix towards the Global Funds Transfer segment, particularly the money transfer product. Agents in the Global Funds Transfer segment are compensated through commissions we pay to them, whereas our Financial Paper Products agents and financial institution customers primarily earn their revenue through per item fees they charge directly to the consumer. See the “Segment Performance” section for more detailed discussion.

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

Net Investment Revenue Analysis

YEAR ENDED DECEMBER 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

(Amounts in millions)
Investment revenue	$12.6	$16.9	$21.3	(25)%	(21)%
Investment commissions expense (1)	(0.3)	(0.4)	(0.7)	(25)%	(43)%

Net investment revenue	$12.3	$16.5	$20.6	(25)%	(20)%

Average balances:
Cash equivalents and investments	$3,095.6	$3,255.4	$3,684.3	(5)%	(12)%
Payment service obligations	2,179.6	2,311.0	2,659.2	(6)%	(13)%
Average yields earned and rates paid (2) :
Investment yield	0.41%	0.52%	0.58%
Investment commission rate	0.01%	0.01%	0.02%
Net investment margin(2)	0.40%	0.51%	0.56%

(1)	Commissions are paid to financial institution customers based on amounts generated by the sale of official checks only.

(2)

Average yields and rates are calculated by dividing the applicable amount of “Net investment revenue” by the applicable amount shown in the “Average balances” section. “Average balances” are calculated using an average of the monthly balances. The “Net investment margin” is calculated by dividing “Net investment revenue” by the “Cash equivalents and investments” average balance.

Investment revenue in 2012 decreased $4.3 million, or 25 percent, compared to 2011. Lower yields earned on our investment portfolio, a decline in income received on our cost recovery securities and valuation adjustments related to private equity securities drove a decrease of $3.5 million, while lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods drove $0.8 million of the decrease.

Investment revenue in 2011 decreased $4.4 million, or 21 percent, compared to 2010. Lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods drove $2.5 million of the decrease, while lower yields earned on our investment portfolio drove a decrease of $1.9 million.

Investment commissions expense in 2012 decreased $0.1 million, or 25 percent, compared to 2011 primarily from lower interest rates. Due to the sustained low federal funds rate, most of our financial institution customers continue to be in a “negative” commission position as of December 31, 2012, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.

Investment commissions expense in 2011 decreased $0.3 million, or 43 percent, compared to 2010 primarily from lower interest rates. Due to the sustained low federal funds rate, most of our financial institution customers were in a “negative” commission position as of December 31, 2011, meaning we did not owe any commissions to our customers.

Operating Expenses

The following discussion relates to operating expenses, excluding fee and other commissions expense.

Compensation and benefits

Following is a summary of the change in compensation and benefits:

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Compensation and benefits expense for the prior year	$235.7	$226.4
Change from:
Salaries, related payroll taxes and incentive compensation	9.3	14.6
Employee stock-based compensation	(7.1)	(10.0)
Other employee benefits	6.5	(1.4)
Impact of change in euro currency	(3.3)	2.5
Reorganization and restructuring	0.5	3.6

Compensation and benefits expense	$241.6	$235.7

In 2012, salaries, related payroll taxes and incentive compensation increased from an increase in headcount, ordinary salary increases, our changing employee base mix as we invest in our sales, market development and compliance functions and higher sales incentives, partially offset by decreased incentive compensation and a reduction in temporary help. Other employee benefits increased due to executive severance, higher insurance costs and increased benefit plan expense. Employee stock-based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods.

In 2011, incentive compensation increased primarily from stronger performance against 2011 objectives. Salaries and related payroll taxes increased from ordinary salary increases and our changing employee base mix as we invest in our sales, market development and compliance functions, partially offset by lower headcount from our reorganization and restructuring and outsourcing initiatives. Reorganization and restructuring costs increased primarily due to employee severance costs associated with the centralization and relocation of certain functions. Employee stock-based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants. Other employee benefits decreased due to medical claim reimbursements in 2011 and non-restructuring severance costs in 2010. We incurred higher expense associated with our legacy defined benefit plans from the impact of lower interest rates on our obligations under those plans, net of a reduction in the number of eligible participants and reduced benefits in the legacy post-retirement medical plan.

Transaction and operations support

Following is a summary of the change in transaction and operations support:

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Transaction and operations support expense for the prior year	$227.8	$185.8
Change from:
Legal expenses	111.6	11.0
Contractor, consultant and outsourcing	22.1	10.3
Foreign exchange gains/losses	(5.7)	3.3
Marketing costs	3.0	10.9
Impact of change in euro currency	(2.2)	0.3
Reorganization and restructuring	(1.8)	10.7
Provision for loss	0.5	0.2
Other	0.4	(3.1)
Goodwill and asset impairments	—	(1.6)

Transaction and operations support expense	$355.7	$227.8

In 2012, transaction and operations support expense increased from the following items, inclusive of a $2.2 million decrease in expense due to the lower euro exchange rate:

•

Legal expenses increased primarily due to regulatory matters and securities litigation, partially offset by lower capital transaction activities, lower legal fees for regulatory matters, general advisement and licensing matters supporting operational activities. The MDPA/US DOJ forfeiture of $100.0 million and the shareholder litigation expense of $6.5 million were the primary drivers of the increase.

•

Reorganization and restructuring costs decreased by $1.8 million, as we neared the conclusion of our Global Transformation Initiative. We anticipate completion of the Global Transformation Initiative in early 2013.

•

Marketing costs increased, at a more normalized level compared to 2011, from our expanded investment in marketing, the timing of marketing campaigns in 2012 and the new loyalty program introduced in January 2012.

•

Consultant fees and outsourcing costs increased primarily due to the outsourcing of certain transactional support and information technology activities, as well as tax advisement and our continued investment in the enhancement of our operational processes and systems that support our infrastructure.

•	Foreign exchange losses became foreign exchange gains due to the impact of foreign currency exchange rates on our growing current assets and current liabilities not denominated in the U.S. dollar.

In 2011, transaction and operations support expense increased from the following items, inclusive of $0.3 million of incremental expense from the higher euro exchange rate:

•

Legal expenses increased primarily due to a $16.4 million benefit in 2010 from the reversal of a reserve for a patent litigation matter, partially offset by lower settlement reserve additions for securities and other litigation matters. In addition, we incurred overall lower legal fees for regulatory matters, general advisement and licensing matters supporting operational activities.

•

Reorganization and restructuring costs increased primarily due to employee relocation and resourcing costs for the centralization and relocation of certain functions, including preparation for further centralization and operational changes in 2012.

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

•	Foreign exchange losses increased due to the impact of changes in foreign currency exchange rates on our growing current assets and current liabilities not denominated in the U.S. dollar.

•

Other expenses primarily related to incremental employee costs from headcount additions to support business growth and initiatives and invest in the development of our personnel, as well as increased security costs from process enhancements and business and product growth. Targeted cost savings initiatives related to telecommunications and agent forms partially offset these increases.

•	Included in 2010 goodwill and asset impairments expense is a $1.5 million impairment charge from the disposition of a corporate aircraft.

Occupancy, equipment and supplies

Occupancy, equipment and supplies decreased by less than $0.1 million in 2012, compared to 2011, primarily related to decreased expense of $2.3 million due to tighter inventory controls over forms and supplies, $0.7 million due to the lower euro valuation against the U.S. dollar and $0.6 million due to lower reorganization and restructuring costs, offset by $2.7 million of increased equipment maintenance costs, $0.5 million increased rent and building operation costs and $0.4 million of other costs.

Expenses in 2011 increased $1.2 million, or three percent, compared to 2010 primarily due to $1.0 million of reorganization and restructuring costs relating to facility consolidation and relocation, partially offset by cost reductions due to our facilities rationalization efforts. As reflected in the amounts discussed above, the increase in the euro exchange rate increased occupancy, equipment and supplies expense by $0.6 million in 2011.

Depreciation and amortization

Depreciation and amortization decreased $1.7 million, or four percent, in 2012 compared to 2011, primarily from lower depreciation expense on point of sale equipment and lower depreciation expense on leasehold improvements, partially offset by increased depreciation on signage. As reflected in the amounts discussed above, the lower euro exchange rate decreased depreciation and amortization expense by $0.6 million in 2012.

Depreciation and amortization decreased $2.1 million, or four percent, in 2011 compared to 2010, primarily from lower depreciation expense on point of sale equipment, computer hardware and other equipment, partially offset by an increase in amortization of capitalized software from the 2010 implementation of a new system that increased the flexibility of our back office and improved operating efficiencies. As reflected in the amounts discussed above, the increase in the euro exchange rate increased depreciation and amortization expense by $0.5 million in 2011.

Other Expenses, Net

Net Securities Gains

Following is a summary of the components of net securities gains:

YEAR ENDED DECEMBER 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

(Amounts in millions)
Realized gains from available-for-sale investments	$(10.0)	$(32.8)	$—	$22.8	$(32.8)
Realized gains from trading investments and related put options	—	—	(2.4)	—	2.4
Other	—	—	0.3	—	(0.3)

Net securities gains	$(10.0)	$(32.8)	$(2.1)	$22.8	$(30.7)

During 2012, two securities classified as “other asset-backed securities” were sold for a $10.0 million realized gain recognized in “Net securities gains” in the Consolidated Statements of (Loss) Income. These securities had previously been written down to a nominal fair value.

In 2011, net securities gains of $32.8 million reflect the receipt of settlements equal to all outstanding principal from two securities classified in “other asset-backed securities.” These securities had previously been written down to a nominal fair value. In 2010, net securities gains included a $2.4 million realized gain from the call of a trading investment, net of the reversal of the related put option.

Interest expense

Interest expense decreased to $70.9 million in 2012 from $86.2 million in 2011, due to lower interest rates from our refinancing activities. Interest expense decreased to $86.2 million in 2011 from $102.1 million in 2010 due to lower interest rates from our refinancing activities, partially offset by higher debt balances.

Debt Extinguishment Loss

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

Other Costs

Other costs as summarized below include items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations.

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
Other costs
Capital transaction costs	$—	$6.4	$—
Contribution from investors	0.3	—	—
Loss on asset disposition	0.1	1.0	—
Asset impairments	—	4.5	—

Total other costs, net	$0.4	$11.9	$—

Capital transactions costs relate to the 2011 Recapitalization and the secondary offering. Losses on asset dispositions relate to land sold as part of our global business transformation and a former bill payment service. Asset impairments relate to land sold and intangible assets acquired in the second quarter of 2011.

Income taxes

In 2012, the Company recognized a tax expense of $40.4 million on pre-tax loss of $8.9 million resulting from the non-deductible treatment of the MDPA/US DOJ legal settlements and the reversal of the tax benefits recorded on cancelled stock options for separated employees. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.

In 2011, the Company recognized a tax benefit of $19.6 million, reflecting benefits of $34.0 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets and $9.7 million on the sale of assets. Partially offsetting the benefit is tax expense for non-deductible reorganization and restructuring expenses and a valuation allowance on a portion of deferred tax assets as a result of losses in certain jurisdictions outside of the U.S. The effective tax rate for 2011 reflects the expected utilization of net tax loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position and expectations that the Company will maintain a cumulative income position in the future.

In 2010, the Company recognized a tax expense of $14.6 million, including the release of $11.9 million of valuation allowances on deferred tax assets in the U.S. jurisdiction. The decrease in the tax reserve in 2010 was driven by the favorable settlement or closing of years subject to state audit. Reversals and payments of 2009 legal reserves reduced the tax base on which loss carryovers can be utilized and the corresponding release of valuation allowances.

The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the IRS. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 Notices of Deficiency, respectively, related to the securities losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. As of December 31, 2012, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

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

Although we believe that EBITDA and Adjusted EBITDA enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. While we believe that these metrics enhance investors’ understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
(Loss) income before income taxes	$(8.9)	$39.8	$58.4
Interest expense	70.9	86.2	102.1
Depreciation and amortization	44.3	46.0	48.1
Amortization of agent signing bonuses	33.6	32.6	29.2

EBITDA	139.9	204.6	237.8
Significant items impacting EBITDA:
Net securities gains	(10.0)	(32.8)	(2.1)
Severance and related costs (1)	1.0	—	(0.3)
Reorganization and restructuring costs	19.3	23.5	5.9
Capital transaction costs (2)	—	6.4	—
Asset impairment charges (3)	—	3.4	1.8
Contribution from investors (4)	0.3	—	—
Debt extinguishment (5)	—	37.5	—
Stock-based compensation expense	9.2	16.3	26.0
Legal expenses (6)	119.2	4.8	(14.6)

Adjusted EBITDA	$278.9	$263.7	$254.5

(1)	Severance and related costs from executive terminations.

(2)	Professional and legal fees related to the 2011 Recapitalization.

(3)

Impairments of assets in 2011 relate to the disposition of a business and software and intangible asset impairments. In 2010, impairments relate to the sale of corporate aircraft, goodwill and intangible assets.

(4)	Expense resulting from payment by an investor to Walmart upon liquidation of such investor’s investment and as required by the Participation Agreement.

(5)	Debt extinguishment loss relates to the termination of our former senior facility in connection with the 2011 Recapitalization and the partial redemption of our second lien notes in November 2011.

(6)

Legal expenses for 2012 primarily include the forfeiture related to the settlement of the MDPA/US DOJ investigation and the settlement of the shareholder lawsuit, as well as legal expenses related to these matters. In 2011, legal expenses relate primarily to settlements and related costs for securities litigation associated with our 2011 Recapitalization. In 2010, legal expenses reflect the reversal of a patent lawsuit accrual and settlements for the shareholder lawsuit related to the 2008 Recapitalization.

For 2012, EBITDA decreased $64.7 million, or 32 percent, to $139.9 million from $204.6 million in 2011, primarily due to increased legal expenses of $111.6 million including the settlements of the MDPA/US DOJ investigation and the shareholder lawsuit, increased total commissions expense of $51.5 million and decreased net securities gains of $22.8 million, which are partially offset by increased total revenue of $93.4 million, a reduction in debt extinguishment cost of $37.5 million and decreased stock based compensation expense of $7.1 million. Adjusted EBITDA for 2012 increased $15.2 million, or six percent, from $263.7 million in 2011 to $278.9 million in 2012, primarily due to increased total revenue of $93.4 million, partially offset by increased total commissions expenses of $51.5 million and consulting and outsourcing of $22.1 million. See additional descriptions of these changes in the Results of Operations section of Item 7 of this report.

For 2011, EBITDA decreased $33.2 million, or 14 percent, to $204.6 million from $237.8 million in 2010, primarily due to increased total commissions expense of $46.5 million, increased debt extinguishment costs of $37.5 million, increased reorganization and restructuring costs of $17.6 million, increased other costs of $11.9 million, increased legal expense of $11.0 million, increased marketing expense of $10.9 million and increased consulting and outsourcing expenses of $10.3 million, partially offset by increased total revenue of $81.1 million and increased net securities gains of $30.7 million. Adjusted EBITDA for 2011 increased $9.2 million, or four percent, from $254.5 million in 2010 to $263.7 million in 2011, primarily due to increased total revenue of $81.1 million partially offset by increased total commissions expense of $46.5 million, increased marketing expense of $10.9 million and increased consulting and outsourcing expenses of $10.3 million. See additional descriptions of these changes in the Results of Operations section of Item 7 of this report.

SEGMENT PERFORMANCE

Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. We primarily manage our business through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other,” and primarily related to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.

Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements. We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. Investment revenue is allocated to each segment based on the average investment balances generated by that segment’s sale of payment instruments during the period. Net securities gains are not allocated as the segments do not have control over portfolio investment decisions. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Interest rate swaps historically used to hedge variable rate commissions were identified with the official check product in the Financial Paper Products segment, while forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment.

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

“Other” expenses in 2012 include $119.2 million of legal expenses for the settlement in connection with the MDPA/US DOJ investigation and the shareholder litigation, $1.0 million of severance and related costs from executive terminations as well as other net corporate costs of $7.6 million not allocated to the segments. “Other” expenses in 2011 include $9.5 million of corporate costs and $0.4 million of costs associated with our global transformation initiative.

Following is a reconciliation of segment operating income to the consolidated operating results:

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
Operating income:
Global Funds Transfer	$149.6	$124.8	$139.3
Financial Paper Products	32.7	29.2	36.5

Total segment operating income	182.3	154.0	175.8
Other	(129.9)	(11.4)	(17.4)

Total operating income	52.4	142.6	158.4
Net securities gains	(10.0)	(32.8)	(2.1)
Interest expense	70.9	86.2	102.1
Debt extinguishment costs	—	37.5	—
Other costs	0.4	11.9	—

(Loss) income before income taxes	$(8.9)	$39.8	$58.4

Global Funds Transfer Segment

YEAR ENDED DECEMBER 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

(Amounts in millions)
Money transfer revenue:
Fee and other revenue	$1,148.5	$1,039.5	$926.5	10%	12%
Investment revenue	0.6	0.6	0.3	0%	100%

Total money transfer revenue	1,149.1	1,040.1	926.8	10%	12%
Bill payment revenue:
Fee and other revenue	106.1	112.6	126.5	(6)%	(11)%

Total bill payment revenue	106.1	112.6	126.5	(6)%	(11)%
Total Global Funds Transfer revenue:
Fee and other revenue	1,254.6	1,152.1	1,053.0	9%	9%
Investment revenue	0.6	0.6	0.3	0%	100%

Total Global Funds Transfer revenue	$1,255.2	$1,152.7	$1,053.3	9%	9%

Commissions expense	$597.6	$545.7	$496.6	10%	10%
Operating income	$149.6	$124.8	$139.3	20%	(10)%
Operating margin	11.9%	10.8%	13.2%

Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfers and bill payment transactions. For 2012 and 2011, Global Funds Transfer total revenue increased $102.5 million and $99.4 million, respectively, driven by money transfer volume growth, partially offset by a decline in bill payment revenue.

Money Transfer Fee and Other Revenue

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Money Transfer fee and other revenue for the prior year	$1,039.5	$926.5
Change from:
Volume	141.6	126.7
Euro exchange rate	(20.7)	16.5
Corridor mix and average face value per transaction	(10.5)	(19.9)
Other	(1.4)	(1.0)
Introduction of $50 price band	—	(9.3)

Money Transfer fee and other revenue	$1,148.5	$1,039.5

In 2012, money transfer fee and other revenue increased 10 percent, driven by transaction volume growth of 14 percent, partially offset by a lower euro exchange rate and unfavorable corridor mix.

In 2011, money transfer fee and other revenue increased 12 percent, driven by transaction volume growth of 14 percent and a higher euro exchange rate, partially offset by unfavorable changes in corridor mix, lower average face value per transaction and lower average money transfer fees from the $50 price band in the U.S.

Money Transfer Transactions and Agent Locations

The following table displays year over year money transfer transaction growth:

YEAR ENDED DECEMBER 31,	2012 vs. 2011	2011 vs. 2010

Total transactions	14%	14%
Transactions originating outside of the United States	18%	15%
Transactions originating in the United States	12%	13%
Transactions originating in the United States excluding those sent to Mexico	10%	13%

Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Money transfer transactions originating in the U.S., excluding transactions sent to Mexico, increased due primarily to an increase in intra-U.S. remittances. Transactions sent to Mexico grew by 21 percent in 2012. Mexico represented approximately nine percent of our total transactions in 2012 and 2011.

Our money transfer agent base expanded 16 percent, 18 percent and 20 percent in 2012, 2011 and 2010, respectively, primarily due to expansion in Africa, the Indian subcontinent, Eastern Europe, Asia-Pacific, Western Europe and Latin America.

Bill Payment Fee and Other Revenue

In 2012, bill payment fee and other revenue decreased six percent and volume declined three percent. Excluding the 2011 PropertyBridge divestiture (See Note 3 – Acquisitions and Disposals of the Notes to the Consolidated Financial Statements), fee and other revenue decreased one percent and volume grew five percent. The divestiture accounted for $5.1 million of the decline. Excluding the divestiture, volume growth accounted for an increase of $4.6 million which was offset by a $6.0 million decline related to the lower average fees from changes in industry mix. In 2011, bill payment fee and other revenue decreased 11 percent and volume declined seven percent. Excluding the divestiture, fee and other revenue decreased 10 percent and volume declined six percent. The divestiture accounted for $2.3 million of the decline. Excluding the divestiture, lower volumes contributed $9.9 million of the decline and lower average fees from changes in industry mix contributed a $1.7 million decline. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate lower revenue per transaction than our traditional verticals, while economic conditions in the U.S. negatively impacted volumes in our traditional verticals, such as auto and credit card.

Global Funds Transfer Commissions Expense

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Global Funds Transfer commissions expense for the prior year	$545.7	$496.6
Change from:
Money transfer volume growth	49.0	43.0
Euro exchange rate	(9.4)	7.9
Money transfer commission rates	16.4	0.5
Bill payment volumes	(3.9)	(6.2)
Signing bonuses	1.2	3.6
Bill payment commission rates	(1.2)	0.2
Other	(0.2)	0.1

Global Funds Transfer commissions expense	$597.6	$545.7

Commissions expense consists primarily of fees paid to our third-party agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. In 2012 and 2011, signing bonus expense increased due to new agent signings.

Operating Margin

The Global Funds Transfer segment operating margin increased to 11.9 percent in 2012, from 10.8 percent in 2011. The higher margin in 2012 primarily reflects money transfer revenue growth net of related commissions expense, partially offset by changes in corridor mix and a lower average face value per money transfer transaction, higher compensation and benefits expense, higher out service processing expense and lower bill payment revenue.

The Global Funds Transfer segment operating margin decreased to 10.8 percent in 2011 from 13.2 percent in 2010. The lower margin in 2011 primarily reflects changes in corridor mix and average face value per money transfer transaction, higher signing bonus expense and higher marketing and compensation expense, partially offset by money transfer revenue growth net of related commissions expense.

Financial Paper Products Segment

YEAR ENDED DECEMBER 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

(Amounts in millions)
Money order revenue:
Fee and other revenue	$55.4	$57.3	$64.3	(3)%	(11)%
Investment revenue	2.1	3.1	4.0	(32)%	(23)%

Total money order revenue	57.5	60.4	68.3	(5)%	(12)%
Official check revenue:
Fee and other revenue	18.3	21.1	25.7	(13)%	(18)%
Investment revenue	8.7	11.8	15.5	(26)%	(24)%

Total official check revenue	27.0	32.9	41.2	(18)%	(20)%
Total Financial Paper Products revenue:
Fee and other revenue	73.7	78.4	90.0	(6)%	(13)%
Investment revenue	10.8	14.9	19.5	(28)%	(24)%

Total Financial Paper Products revenue	$84.5	$93.3	$109.5	(9)%	(15)%

Commissions expense	$1.9	$2.4	$3.9	(21)%	(38)%
Operating income	$32.7	$29.2	$36.5	12%	(20)%
Operating margin	38.7%	31.3%	33.3%

Total revenue in the Financial Paper Products segment consists of per-item fees charged to our financial institution customers and retail agents as well as investment revenue. Financial Paper Products revenue decreased $8.8 million and $16.2 million in 2012 and 2011, respectively.

Financial Paper Products Revenue

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Financial Paper Products revenue for the prior year	$93.3	$109.5
Change in:
Investment Revenue
Lower yields	(3.5)	(1.9)
Average investable balances	(0.8)	(2.5)
Other investment revenue	0.2	(0.2)
Official check fee and other revenue	(2.8)	(4.6)
Money order fee and other revenue	(1.9)	(7.0)

Financial Paper Products revenue	$84.5	$93.3

Money order fee and other revenue decreased in 2012 due to a five percent decline in volumes attributed to attrition of agents, the continued migration by consumers to other payment methods and the general economic environment. Official check fee and other revenue decreased from 2011 due to the attrition of official check financial institution customers. See Net Investment Revenue Analysis for discussion related to changes in investment revenue.

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

Financial Paper Products Commissions Expense

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Financial Paper Products commissions expense for the prior year	$2.4	$3.9
Change in:
Money order agent rebates from repricing initiatives	(0.2)	(0.9)
Signing bonus amortization	(0.3)	(0.3)
Investable balances	—	(0.1)
Investment rate	—	(0.2)

Financial Paper Products commission expense	$1.9	$2.4

Commissions expense in the Financial Paper Products segment includes payments made to financial institution customers based on amounts generated by the sale of official checks times short-term interest rate indices, payments on money order transactions and amortization of signing bonuses. Commissions expense decreased by 21 percent and 38 percent in 2012 and 2011, respectively, due primarily to lower money order agent rebates from our repricing initiatives and lower investment balances resulting from the run-off of official check financial institution customers. See Net Investment Revenue Analysis for further discussion of investment commissions expense.

Operating Margin

The operating margin for the Financial Paper Products segment increased to 38.7 percent in 2012 from 31.3 percent in 2011 due to lower administrative and transaction and operations support costs. The operating margin for the Financial Paper Products segment decreased to 31.3 percent in 2011 from 33.3 percent in 2010 due to investment revenue declines.

TRENDS EXPECTED TO IMPACT 2013

The discussion of trends expected to impact our business in 2013 is based on information presently available and contains certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions during 2013 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.

Throughout 2012, global economic conditions remained weak. We cannot predict the duration or extent of the severity of these economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances. While there is uncertainty around the global economy and the remittance industry, the World Bank, a key source of industry analysis for developing countries, is projecting seven percent remittance growth in 2013, which is an acceleration from 2012 estimates. Our growth has historically exceeded the World Bank projections.

In 2012, we signed a new contract extending our relationship with Walmart, which continues this relationship through March 2016. In January 2013, we signed a five-year contract with Tesco Bank to provide MoneyGram money transfer services, on an exclusive basis, in up to 800 Tesco store locations across the U.K. and the Republic of Ireland. Agent expansion and increasing productivity in our existing agent locations through marketing support, customer acquisition and new product innovation will drive growth. Commissions expense and signing bonuses may increase as we continue our agent expansion and retention efforts throughout 2013. We believe all of these efforts will not only help to mitigate the effects of the current global economic conditions, but position us for enhanced market share and growth when the economy begins to recover.

Historically, we have been the value leader in most markets. At the end of 2012, our largest competitor announced significant price cuts to several markets, of which some were implemented in November 2012. To date, we have limited our pricing actions primarily to certain online changes and matched lower prices at our U.S. Walmart agent locations. We are pleased with how our business performed after the price cuts were announced as many consumers chose MoneyGram for our customer experience, flexibility and convenient payout network. We continue to review markets where we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share momentum.

For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue in 2013. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. As a result, we anticipate that the Financial Paper Products segment will continue to experience a decline in outstanding balances in 2013.

We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance, as well as consumer fraud prevention and education. We will take proactive steps that we feel are in the best interest of consumers to prevent consumer fraud. While we do not know what regions in which we may choose to take future action, in late 2012 we placed limits on face value sent from the U.S. to Mexico. Additionally, the terms of the DPA will impose additional costs upon the Company related to compliance and other required terms, and such additional compliance costs could be substantial. As we continue to revise our processes and enhance our technology systems to meet regulatory trends and to comply with the terms of the DPA, our operating expenses for compliance may increase.

Acquisition and Disposal Activity

Acquisition and disposal activity is set forth in Note 3 — Acquisitions and Disposals of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

We have various resources available to us for the purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments, and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, are a capital measure, it also serves as the foundation for various liquidity analyses.

Assets in Excess of Payment Service Obligations

YEAR ENDED DECEMBER 31,	2012	2011

(Amounts in millions)
Cash and cash equivalents (substantially restricted)	$2,683.2	$2,572.2
Receivables, net (substantially restricted)	1,206.5	1,220.1
Short-term investments (substantially restricted)	450.1	522.0
Available-for-sale investments (substantially restricted)	63.5	102.8

	4,403.3	4,417.1
Payment service obligations	(4,175.4)	(4,205.4)

Assets in excess of payment service obligations	$227.9	$211.7

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

Cash and Cash Equivalents and Short-term Investments (substantially restricted) — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AA+ by S&P. As of December 31, 2012, cash and cash equivalents and short-term investments totaled $3.1 billion, representing 98 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.

Available-for-sale Investments — Our investment portfolio includes $63.5 million of available-for-sale investments as of December 31, 2012. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $45.5 million of our available-for-sale investments, while “other asset-backed securities” compose the remaining $18.0 million.

Clearing and Cash Management Banks — We collect and disburse money through a network of clearing and cash management banks. The relationships with these banks are a critical component of our ability to maintain our global cash management requirements on a timely basis. We have agreements with ten clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have nine official check clearing banks, of which five banks are currently operating under post-termination arrangements of their contracts. The remaining four active banks provide sufficient capacity for our official check business. We rely on three banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. We also maintain relationships with a variety of domestic and international cash management banks for ACH and wire transfer services used in the movement of consumer funds and agent settlements. There are a limited number of international cash management banks with a network large enough to manage cash settlements for our entire agent base, and some of these large international banks have opted not to bank money service businesses. As a result, we also utilize regional or country-based banking partners in addition to large cash management banks.

Special Purpose Entities — For certain financial institution customers, we established individual special purpose entities, or SPEs, upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. Under these relationships, the investment portfolio assets and payment service obligations related to the financial institution customer are all held by the SPE. Financial covenants related to SPEs include the maintenance of specified ratios of greater than 100 percent of cash, cash equivalents and investments held in the SPE to outstanding payment instruments issued by the related financial institution. As the related financial institution customer sells our payment service instruments, the principal amount of the instrument and any fees are paid into the SPE. As payment service instruments issued by the financial institution customer are presented for payment, the cash and cash equivalents within the SPE are used to settle the instrument. As a result, cash and cash equivalents within SPEs are generally not available for use outside of the SPE. We remain liable to satisfy the obligations, both contractually and under the Uniform Commercial Code, as the issuer and drawer of the official checks regardless of the existence of the SPEs. Accordingly, we consolidate all of the assets and liabilities of these SPEs in our Consolidated Balance Sheets, with the individual assets and liabilities of the SPEs classified in a manner similar to our other assets and liabilities. Under limited circumstances, the financial institution customers that are beneficiaries of the SPEs have the right to either demand liquidation of the assets in the SPEs or to replace us as the administrator of the SPE. Such limited circumstances consist of material, and in most cases continued, failure to uphold our warranties and obligations pursuant to the underlying agreements with the financial institutions.

As of December 31, 2012, the combined SPEs held one percent of our $3.2 billion portfolio. As the SPEs relate to financial institution customers we terminated in connection with the 2008 restructuring of our official check business, we expect the SPEs to decline as a percentage of our portfolio.

Credit Facilities — Our credit facilities consist of the 2011 Credit Agreement and second lien notes. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for further information. Following is a summary of principal payments and debt issuance from January 1, 2010 to December 31, 2012:

	2008 Senior Facility			2011 Credit Agreement
(Amounts in millions)	Tranche A	Tranche B	Revolving facility	Term loan	Incremental term loan	Revolving facility	Second Lien Notes	Total Debt

Balance at January 1, 2010	$100.0	$206.2	$—	$—	$—	$—	$500.0	$806.2
2010 payments	—	(165.0)	—	—	—	—	—	(165.0)
2011 new debt issued	—	—	—	390.0	150.0	—	—	540.0
2011 payments	(100.0)	(41.2)	—	(50.0)	(0.4)	—	(175.0)	(366.6)
2012 payments	—	—	—	—	(1.5)	—	—	(1.5)

Balance at December 31, 2012	$—	$—	$—	$340.0	$148.1	$—	$325.0	$813.1

We have paid down $386.9 million of our outstanding debt since January 1, 2010, excluding payments related to debt refinance of $146.2 million. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities. Following is a summary of our outstanding debt at December 31:

	Interest Rate for 2012	Original Facility Size	Outstanding		2013 Interest (1)
(Amounts in millions)			2012	2011

Senior secured credit facility, net of unamortized discount, due 2017	4.31%	$390.0	$339.4	$339.2	$14.8
Senior secured incremental term loan, net of unamortized discount, due 2017	4.33%	150.0	145.5	146.7	6.8
Senior revolving credit facility, due 2016	—	150.0	—	—	—

First lien senior secured debt		690.0	484.9	485.9	21.6
Second lien notes, due 2018	13.25%	500.0	325.0	325.0	43.1

Total debt		$1,190.0	$809.9	$810.9	$64.7

(1)	Reflects interest expected to be paid in 2013 using the rates in effect on December 31, 2012, assuming no prepayments of principal.

Our revolving credit facility has $149.6 million of borrowing capacity as of December 31, 2012, net of $0.4 million of outstanding letters of credit. The incremental term loan has quarterly principal payments of $0.4 million, which began September 30, 2011, with the remaining outstanding principal due November 2017. At each reset period, we may elect an interest rate for the 2011 Credit Agreement, based on the BOA prime rate plus 200 basis points or the Eurodollar rate plus 300 basis points. If the Eurodollar rate is elected, there is a minimum rate of 1.25 percent. Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Since inception of the 2011 Credit Agreement and through the date of this filing, the Company elected the Eurodollar rate as its primary interest basis, with a minimal amount of the term debt at the BOA prime rate.

Our 2011 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in our 2011 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA, adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to the measure discussed under EBITDA and Adjusted EBITDA. Interest coverage is calculated as adjusted EBITDA to net cash interest expense. Liquidity is measured as assets in excess of payment service obligations adjusted for various exclusions. We are in compliance with all financial covenants as of December 31, 2012. We continue to monitor our covenants and make necessary adjustments to our plans to ensure compliance. We believe that we will remain in compliance with our debt covenants during 2013.

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

At December 31, 2012, the Company is in compliance with its financial covenants, as our current Interest Coverage minimum ratio is 4.42 and our Total Leverage ratio is 2.82. We continue to monitor our covenants and make necessary adjustments to our plans to ensure compliance.

The indenture governing the second lien notes contains a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. Our liquidity ratio for certain assets to outstanding payment service obligations is 1.047:1 as of December 31, 2012.

The second lien notes also contain a call provision that permits MoneyGram to call the notes on or after March 25, 2013 at a price of 106.625. We anticipate issuing new debt to refinance the second lien notes as soon as practicable when the call is effective.

The terms of our 2011 Credit Agreement also place restrictions on certain types of payments we may make, including dividends on our common stock, acquisitions and the funding of foreign subsidiaries, among others. We do not anticipate that these restrictions will limit our ability to grow the business either domestically or internationally. In addition, we may only make dividend payments to common stockholders subject to an incremental build-up based on our consolidated net income in future periods. No dividends were paid on our common stock in 2012, and we do not anticipate declaring any dividends on our common stock during 2013.

Equity Registration Rights Agreement — The Company and the Investors entered into a Registration Rights Agreement, or the Equity Registration Rights Agreement, on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates, also referred to collectively as the Registrable Securities. Under the terms of the Equity Registration Rights Agreement, we are required to file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities and keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended, or the Securities Act, until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On July 17, 2011, the SEC declared effective a shelf registration statement on Form S-3 that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. In December 2011, the Company completed the secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares of Company common stock at a price of $16.25 per share in an underwritten offering.

Credit Ratings — As of December 31, 2012 our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, reduce our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.

Contractual and Regulatory Capital

Regulatory Capital Requirements — We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. In its most restrictive state, the Company had an excess pool of liquid assets of $410.1 million over the state’s payment service obligations measure at December 31, 2012, with a substantially higher excess pool of liquid assets for most other states.

The regulatory requirements in the U.S. are similar to our internal measure of assets in excess of payment service obligations set forth in Assets in Excess of Payment Service Obligations. The regulatory payment service assets measure varies by state. The most restrictive states may exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in the SPEs. The regulatory payment service obligation measure varies by state, but in all cases is substantially lower than our payment service obligations as disclosed in the Consolidated Balance Sheets as we are not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers. All states require MPSI to maintain positive net worth, with one state also requiring MPSI to maintain positive tangible net worth of $100.0 million. As of December 31, 2012, MPSI had a net worth in excess of $700.0 million.

We are also subject to regulatory requirements in various countries outside of the U.S., which typically result in needing to either prefund agent settlements or hold minimum required levels of cash within the applicable country. The most material of these requirements is in the United Kingdom, where our licensed entity, MoneyGram International Limited, is required to maintain a cash and cash equivalent balance equal to outstanding payment instruments issued in the European Community. This amount fluctuates based on our level of activity within the European Community, and is likely to increase over time as our business expands in that region. Assets used to meet these regulatory requirements support our payment service obligations, but are not available to satisfy other liquidity needs. As of December 31, 2012, we had approximately $86.7 million of cash deployed outside of the U.S. to meet regulatory requirements.

We were in compliance with all financial regulatory requirements as of December 31, 2012. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.

Other Funding Sources and Requirements

Contractual Obligations

The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation.

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Debt, including interest payments	$1,148.7	$68.3	$134.1	$611.1	$335.2
Operating leases	58.1	13.6	23.0	8.5	13.0
Signing bonuses	39.6	32.7	6.9	—	—
Marketing	47.9	22.4	24.5	1.0	—
Other obligations	35.3	35.3	—	—	—

Total contractual cash obligations	$1,329.6	$172.3	$188.5	$620.6	$348.2

Debt consists of amounts outstanding under our 2011 Credit Agreement and the second lien notes at December 31, 2012, as shown in Schedule of Credit Facilities, as well as related interest payments, facility fees and annual commitment fees. Our Consolidated Balance Sheet at December 31, 2012 includes $809.9 million of debt, net of unamortized discounts of $3.3 million, and $1.2 million of accrued interest on the debt. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2012, and assuming no prepayments of principal and the continued payment of interest on the second lien notes. Operating leases consist of various leases for buildings and equipment used in our business. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents and billers. Other obligations are primarily comprised of the remaining $35.0 million payment for the settlement related to the MDPA forfeiture, due 90 days from the settlement date. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. Our funding policy has historically been to contribute the minimum contribution required by applicable regulations. We made contributions of $10.1 million to the defined benefit pension plan during 2012. We anticipate a minimum contribution of $4.3 million to the defined benefit pension plan in 2013. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2012, we paid benefits totaling $4.2 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $4.4 million in 2013. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. See Note 10 — Pensions and Other Benefits of the Notes to the Consolidated Financial Statements for further information.

The liability for unrecognized tax benefits was $51.6 million as of December 31, 2012. The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. While we believe the Company’s position will be sustained, if the Company’s petition is denied in its entirety, the Company would be required to make cash payments of $107.1 million based on benefits taken through December 31, 2012. As there is a high degree of uncertainty regarding the timing of potential future cash outflows associated with the $51.6 million, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid. These amounts are excluded from the table above as there is a high degree of uncertainty regarding the amount and timing of future cash outflows.

In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2012, the minimum commission guarantees had a maximum payment of $11.8 million over a weighted average remaining term of 2.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2012, the liability for minimum commission guarantees was $3.6 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

Cash Flows from Operating Activities

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
Net (loss) income	$(49.3)	$59.4	$43.8
Total adjustments to reconcile net (loss) income	128.2	61.6	72.4

Net cash provided by operating activities before changes in payment service assets and obligations	78.9	121.0	116.2

Change in cash and cash equivalents (substantially restricted)	(111.0)	291.8	510.9
Change in trading investments and related put options, net (substantially restricted)	—	—	29.4
Change in receivables, net (substantially restricted)	6.0	(245.3)	63.0
Change in payment service obligations	(30.0)	20.6	(658.8)

Net change in payment service assets and obligations	(135.0)	67.1	(55.5)

Net cash (used in) provided by operating activities	$(56.1)	$188.1	$60.7

Operating activities utilized net cash of $56.1 million in 2012 and generated net cash of $188.1 million and $60.7 million in 2011 and 2010, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $78.9 million, $121.0 million and $116.2 million in 2012, 2011 and 2010, respectively. Changes in our payment service assets and obligations utilized $135.0 million of operating cash flows in 2012, generated $67.1 million of operating cash flows in 2011 and utilized $55.5 million of operating cash flows in 2010, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio. While we consider our overall investment portfolio to be part of our operations, in accordance with GAAP, investments in cash and cash equivalents and trading investments are presented as part of operating activities, while investments in short-term and available-for-sale investment securities are presented as part of investing activities. To understand the cash flow activity of our core business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the net cash flows from investing activities related to our short-term investments and available-for-sale investments. The Company, in conjunction with its November 2012 settlement of the MDPA/US DOJ investigation, paid a forfeiture of $65.0 million in November 2012 and $35.0 million in January 2013. These payments were made with the Company’s cash on hand, and no borrowings or other external sources of liquidity were required. This $100.0 million forfeiture did not have an adverse effect on the credit ratings of the Company and did not adversely affect compliance with financial covenants pertaining to any of the Company’s credit agreements.

We received no income tax refunds during 2012 and 2011, respectively. We received an income tax refund of $3.8 million during 2010. We made income tax payments of $2.9 million, $3.7 million and $3.9 million during 2012, 2011 and 2010, respectively.

Due to our regulatory capital requirements, we deem our payment service assets in their entirety to be substantially restricted. As a result, we do not separately display in our statement of cash flows an “unrestricted” measure of cash and cash equivalents and the related change in such measure for the period. If we were to separately display such an “unrestricted” measure, it would approximate our assets in excess of payment service obligations measure, and the amount of change for the period would approximate the change in our assets in excess of payment service obligations for the period. Our assets in excess of payment service obligations increased $16.2 million during 2012, primarily reflecting normal operating activity, $10.0 million of realized gains from the sale of securities, offset by the $65.0 million forfeiture related to the settlement with the MDPA and US DOJ. Our assets in excess of payment service obligations decreased $18.6 million and $83.1 million during 2011 and 2010, respectively, primarily reflecting our continued debt pay-downs.

Cash Flows from Investing Activities

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
Net investment activity	$116.2	$(28.7)	$135.3
Purchases of property and equipment	(59.6)	(44.2)	(40.2)
Cash paid for acquisitions, net of cash acquired	—	(0.1)	(0.3)
Proceeds from disposal assets and businesses	1.0	2.7	7.5

Net cash provided by (used in) investing activities	$57.6	$(70.3)	$102.3

Investing activities generated cash of $57.6 million in 2012, primarily from the excess proceeds of $116.2 million from the maturity and sale of investments, net of purchases, that were reinvested into cash equivalents partially offset by the purchase of $59.6 million of capital expenditures.

Investing activities used cash of $70.3 million in 2011, primarily for the purchase of $28.7 million of short-term investments, net of investment maturities and settlements and $44.2 million of capital expenditures, partially offset by proceeds of $2.7 million from disposal of assets and a business.

Investing activities generated cash of $102.3 million in 2010, primarily from excess proceeds of $135.3 million from the maturity and settlement of investments, net of purchases, that were reinvested into cash equivalents and proceeds of $7.5 million from the sale of the corporate airplane, partially offset by the purchase of $40.2 million of capital.

Cash Flows from Financing Activities

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
Proceeds from issuance of debt	$—	$536.0	$—
Transaction costs for issuance and amendment of debt	—	(17.1)	—
Payments on debt	(1.5)	(366.6)	(165.0)
Prepayment penalty on debt	—	(23.2)	—
Additional consideration issued in connections with conversion of mezzanine equity	—	(218.3)	—
Transaction costs for conversion and issuance of stock	—	(5.4)	—
Cash dividends paid on mezzanine equity	—	(20.5)	—
Transaction costs for secondary offering	—	(3.4)	—
Proceeds from exercise of stock options	—	0.7	2.0

Net cash used in financing activities	$(1.5)	$(117.8)	$(163.0)

In 2012, financing activities used $1.5 million of cash associated with a penalty related to the debt prepayments. In 2011, financing activities used $117.8 million of cash primarily associated with the debt prepayments and transaction costs related to our 2011 Recapitalization and debt refinancing. In 2010, financing activities used $163.0 million of cash primarily for $165.0 million prepayments on Tranche B of our 2008 senior facility.

FREE CASH FLOW

We believe that Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) provides useful information to investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund operations, capital expenditures and acquisitions. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. Free Cash Flow is a financial measure used by management in reviewing results of operations, as well as assessing cash flow and capital resources.

Although we believe that Free Cash Flow enhances investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. While we believe that this metric enhances investors’ understanding of our business, this metric is not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measure.

YEAR ENDED DECEMBER 31,	2012	2011	2010

(Amounts in millions)
(Loss) income before income taxes	$(8.9)	$39.8	$58.4
Interest expense	70.9	86.2	102.1
Depreciation and amortization	44.3	46.0	48.1
Amortization of agent signing bonuses	33.6	32.6	29.2

EBITDA (1)	139.9	204.6	237.8
Significant items impacting EBITDA:
Net securities gains	(10.0)	(32.8)	(2.1)
Severance and related costs	1.0	—	(0.3)
Reorganization and restructuring costs	19.3	23.5	5.9
Capital transaction costs	—	6.4	—
Asset impairment charges	—	3.4	1.8
Contribution from investors	0.3	—	—
Debt extinguishment	—	37.5	—
Stock-based compensation expense	9.2	16.3	26.0
Legal expenses	119.2	4.8	(14.6)

Adjusted EBITDA (1)	$278.9	$263.7	$254.5

Cash interest expense	(64.4)	(78.5)	(83.5)
Cash tax expense	(2.9)	(3.7)	(3.9)
Cash payments for capital expenditures	(59.6)	(44.2)	(40.2)
Cash payments for agent signing bonuses	(36.2)	(33.0)	(27.2)

Free Cash Flow	$115.8	$104.3	$99.7

(1)	See “EBITDA and Adjusted EBITDA” section of the Management Discussion and Analysis for the descriptions of the adjustments to arrive at these measures.

We calculated Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in our table above, our Adjusted EBITDA for the year ended December 31, 2012 adjusts out $119.2 million of legal expenses, primarily related to the forfeiture related to the settlement of the MDPA/US DOJ investigation and the settlement of the shareholder lawsuit, as well as legal expenses related to these matters.

For 2012, Free Cash Flow increased $11.5 million, or 11 percent, to $115.8 million from $104.3 million in 2011, primarily due to increased total revenue of $93.4 million and decreased cash payments for interest expense of $14.1 million, partially offset by increased total commissions expenses of $51.5 million, consulting and outsourcing of $22.1 million and increased capital expenditures of $15.4 million. See additional descriptions of these changes in the Results of Operations and Analysis of Cash Flows sections of Item 7 of this report.

For 2011, Free Cash Flow increased $4.6 million, or five percent, to $104.3 million from $99.7 million in 2010, primarily due to increased total revenue of $81.1 million and decreased cash payments for interest expense of $5.0 million, partially offset by increased total commissions expense of $46.5 million, increased marketing expense of $10.9 million, increased consulting and outsourcing expenses of $10.3 million increased agent signing bonuses of $5.8 million. See additional descriptions of these changes in the Results of Operations and Analysis of Cash Flows sections of Item 7 of this report.

Stockholders’ Deficit

Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares. As of December 31, 2012, we had repurchased a total of 6,795,017 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,204,983 shares. No repurchase of stock occurred in 2012.

Under the terms of our outstanding credit facilities, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2012 and we do not anticipate declaring any dividends on our common stock during 2013.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

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

Goodwill—We have two reporting units; Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

We did not recognize a goodwill impairment loss for 2012, 2011 or 2010. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2012 was $428.7 million. No goodwill is assigned to Financial Paper Products reporting unit. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value.

If the discount rate for the Global Funds Transfer reporting unit increases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $208.5 million, assuming all other components of the fair value estimate remain unchanged. If the growth rate for the Global Funds Transfer reporting unit decreases by 50 basis points from the rate used in our fair value estimate, fair value would be reduced by approximately $36.7 million, assuming all other components of the fair value estimate remain unchanged.

Our estimated fair value for the Global Funds Transfer reporting unit would continue to be substantially in excess of the carrying value of the segment assets under either scenario.

Fair Value of Investment Securities—The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments are comprised primarily of U.S. government agency debenture securities and residential mortgage-backed securities collateralized by U.S. government agency debenture securities. In addition, we hold “other asset-backed securities” and have historically held three trading investments.

We estimate fair value for our investments as an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants. Observable price quotes for our exact securities are not available. For our government agency debentures and residential mortgage-backed securities, similar securities trade with sufficient regularity to allow observation of market inputs needed to estimate fair value. For our “other asset-backed securities,” the overall liquidity and trading within the relevant markets is not strong. Accordingly, observable market inputs are not as readily available and estimating fair value is more subjective.

As of December 31, 2012, we held investments classified as “other asset-backed securities” with a fair value of $18.0 million. Using the lowest and highest prices received or internally estimated during the valuation process, the range of fair value for these securities was $17.6 million to $19.1 million.

At December 31, 2012, $18.0 million, or less than one percent of our total investment portfolio, was valued using internal pricing information. No third party price was able to be obtained for these securities.

Pension—Through our qualified pension plan and various supplemental executive retirement plans, collectively referred to as our “pension” plans, we provide defined benefit pension plan coverage to certain of our employees and employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.

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

At each measurement date, the discount rate is based on the then current interest rate yield curves for long-term corporate debt securities with maturities rated AA comparable to our obligations.

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

The discount rates for the 2012, 2011 and 2010 net periodic benefit cost pension plans were 4.90 percent, 5.30 percent and 5.80 percent, respectively, while the discount rates for the SERPs were 4.80 percent, 5.30 percent and 5.80 percent, respectively. The discount rate for the projected benefit obligation for the pension plan for 2012 and 2011 was 4.04 percent and 4.90 percent, respectively, while the discount rate for the SERPs was 3.99 percent and 4.80 percent, respectively.

The long-term expected rate of return for the net periodic benefit cost of the pension plan was seven percent in 2012 and eight percent in 2011 and 2010, respectively. The actual rate of return on average plan assets in 2012 and 2011 was 3.59 percent and 4.14 percent, respectively.

Lower discount rates increase the plan obligation and subsequent year pension expense, while higher discount rates decrease the plan obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased 2012 pension expense by $0.3 million. If the discount rate increased by 50 basis points pension expense would have decreased by $0.2 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2012 pension expense by $0.6 million.

Income Taxes—Tax Contingencies—We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles.

We file tax returns in multiple states within the U.S. and various countries. Our tax filings for all periods are subject to audit by tax authorities; the U.S. federal income tax filings for fiscal years 2005 through 2011 are currently subject to audit.

The benefits of tax positions are recorded in the income statement if we determine it is more-likely-than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation.

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

Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations. Actual tax amounts may be materially different from amounts accrued based upon the results of audits due to different interpretations by the tax authorities than those of the Company. While we believe that our reserves are adequate to cover reasonably expected tax risks, an unfavorable tax settlement generally requires the use of cash and an increase in the amount of income tax expense that we recognize. A favorable tax settlement generally requires a decrease in the amount of income taxes that we recognize.

Income Taxes—Valuation of Deferred Tax Assets—Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.

The carrying amount of deferred tax assets must be reduced through a valuation allowance if it is more-likely-than-not the deferred tax asset will not be realized.

In the period in which a valuation allowance is recorded, we would record tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is reversed.

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

As of December 31, 2012, we have recorded a valuation allowance of $477.0 million against gross net deferred tax assets of $523.3 million. The valuation allowance primarily relates to our tax loss carryovers and basis difference in revalued investments.

While we believe that the basis for estimating our valuation allowance is strong, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

Stock-based compensation—The Company has a stock-based compensation plan, which includes stock options, restricted stock units, restricted stock awards and stock appreciation rights. Certain awards are subject to market and performance conditions at threshold, target and maximum levels.

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

Recent Accounting Developments

Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Forward-looking statements can be identified by words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	our ability to compete effectively;

•	our ability to maintain agent or biller relationships, or a reduction in transaction volume from these relationships;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

•	possible uncertainties relating to compliance with and the impact of the DPA;

•

ongoing investigations involving MoneyGram by the U.S. federal government and several state governments which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	changes in tax laws or an unfavorable outcome with respect to tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of MoneyGram and its agents to maintain adequate banking relationships;

•	the European debt crisis and market perceptions concerning the euro, the potential re-introduction of individual currencies within the Eurozone or the potential dissolution of the euro;

•	a security or privacy breach in our systems;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of THL on our Board of Directors; and

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

At December 31, 2012, the Company’s investment portfolio of $3.2 billion was primarily comprised of cash, U.S. government money market funds, bank deposits and bank time deposits. Based on investment policy restrictions in the indenture governing the Company’s second lien notes, investments are limited to U.S. Government Securities and securities of agencies of the U.S. Government, certificates of deposit and time deposits with banks with minimum debt ratings of A3 (Moody’s) and A- (S&P), commercial paper with minimum ratings of A-1 (Moody’s) and P-1 (S&P) and U.S. dollar denominated SEC registered senior notes of corporations with minimum ratings of A3 and A-. No maturity in the portfolio can exceed 24 months from the date of purchase.

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

The following table shows categories of our investment portfolio held within and outside of the U.S., with each section progressing from the Company’s perceived lowest to highest credit risk. All but $18.0 million of the investment portfolio is invested in cash, cash equivalents, short-term investments and investments issued or collateralized by U.S. government agencies. Approximately 98 percent of the portfolio is invested in cash, cash equivalents and short-term investments, with 95 percent of our total investment portfolio invested at financial institutions located within the U.S. At December 31, 2012, our investment portfolio was distributed among 53 financial institutions as shown below. To prevent duplication in counts, the number of financial institutions holding our investment portfolio is shown on an incremental basis.

AT DECEMBER 31, 2012	Number of Financial Institutions	Amount	Percent of Investment Portfolio

(Amounts in millions)
Cash equivalents collateralized by securities issued by U.S. government agencies	5	$571.1	18%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	45.5	1%
Cash, cash equivalents and short-term investments at institutions rated AA	8	1,547.3	48%
Cash, cash equivalents and short-term investments at institutions rated A	8	846.5	26%
Cash, cash equivalents and short-term investments at institutions rated BBB	1	12.2	1%
Cash, cash equivalents and short-term investments at institutions rated below BBB	7	9.3	0%
Other asset-backed securities	N/A	18.0	1%

Investment portfolio held within the United States	29	3,049.9	95%

Cash held on-hand at owned retail locations	N/A	9.0	1%
Cash, cash equivalents and short-term investments held at institutions rated AA	2	2.3	0%
Cash, cash equivalents and short-term investments at institutions rated A	8	99.4	3%
Cash, cash equivalents and short-term investments at institutions rated below A	14	36.2	1%

Investment portfolio held outside the United States	24	146.9	5%

Total investment portfolio	53	$3,196.8	100%

Receivables — We have credit exposure to receivables from our agents through the money transfer and money order settlement process. These receivables originate from independent agents who collect funds from customers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. The annual credit losses from our agents are 0.56 percent. As of December 31, 2012, we had a credit exposure to our official check financial institution customers of approximately $380.0 million in the aggregate spread across approximately 1,200 financial institutions, of which one owed us in excess of $15.0 million.

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

With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance. However, as our credit union customers were not insured by a Temporary Liquidity Guarantee Program—equivalent program, we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take. Corrective actions could include draws upon our 2011 Credit Agreement to provide short-term liquidity until our assets are released, reimbursements of costs or payment of penalties to our agents and higher banking fees to transition banking relationships in a short timeframe.

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

Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to international agents and certain domestic agents. As of December 31, 2012, we had credit exposure to our agents of $273.0 million in the aggregate spread across over approximately 3,540 agents, of which one agent owed us in excess of $15.0 million.

Credit risk management is complimented through functionality within our point of sale system, which can enforce credit limits on a real-time basis and monitor for suspicious and unauthorized transactions. The system also permits us to remotely disable an agent’s terminals and cause a cessation of transactions.

Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. Our derivative financial instruments are used to manage exposures to fluctuations in foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments, it could result in a delay or interruption of payments to our agents. We manage credit risk related to derivative financial instruments by entering into agreements with only major financial institutions and regularly monitoring the credit ratings of these financial institutions.

Interest Rate Risk

Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the credit risk profile of the investment portfolio and the low level of interest rates, we believe there is a low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2012, the Company held $495.9 million, or 16 percent, of the investment portfolio in fixed rate investments.

At December 31, 2012, the Company’s “other asset-backed securities” are priced on average at four percent of face value for a total fair value of $18.0 million. Included in “other asset-backed securities” are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. While the Company does believe its “other asset-backed securities” are at a risk of further decline, we believe that we have sufficient liquidity to cover all losses on these securities. Accordingly, any resulting adverse movement in our stockholders’ deficit or assets in excess of payment service obligations from further declines in investments would not result in regulatory or contractual compliance exceptions.

Our operating results are primarily impacted by interest rate risk through our net investment margin, which is investment revenue less commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing cash accounts, deposit accounts, time deposits and certificates of deposit, and U.S. government money market funds. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, and therefore we do not owe any commissions to these customers.

Our 2011 Credit Agreement is variable rate resulting in decreases to interest expense in a declining rate environment and increases to interest expense when rates rise. The Company may elect an interest rate for the senior credit facility at each reset period based on the BOA prime bank rate or the Eurodollar rate. The 2011 Credit Agreement contains a LIBOR floor of 1.25%, thus the rate would have to increase by more than 100 basis points to have any impact on interest expense.

The tables below incorporate substantially all of our interest rate sensitive assets and liabilities together with forecasted changes in the balance sheet and assumptions that reflect changes in all interest rates pertaining to the balance sheet. This analysis assumes that interest rates change suddenly, as in an interest rate “shock,” and remain at the changed level for the next twelve months. Components of our pre-tax loss that are interest rate sensitive include “Investment revenue,” “Investment commissions expense,” and “Interest expense”. In the current interest rate environment where rates are approaching zero, our risk associated with declining rates is not material. A rapidly rising interest rate environment would be beneficial to the Company because variable rate assets exceed our variable rate liabilities, and certain of our variable rate liabilities will not react to increases in interest rates until those rates exceed the floor set for the index rate on the corresponding debt.

The following table summarizes the changes to affected components of the income statement under various ramp scenarios:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200

Investment revenue	$(1.5)	$(1.5)	$(1.4)	$3.7	$7.5	$15.0
Investment commissions expense	0.1	0.1	0.1	(0.3)	(0.9)	(6.8)
Interest expense	NM	NM	NM	NM	NM	(1.0)
Change in pretax income	$(1.4)	$(1.4)	$(1.3)	$3.4	$6.6	$7.2

NM = Not meaningful

The following table summarizes the changes to affected components of the income statement under various shock scenarios:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200

Investment revenue	$(3.5)	$(3.5)	$(3.3)	$9.1	$18.3	$36.6
Investment commissions expense	0.3	0.3	0.3	(0.7)	(4.2)	(21.8)
Interest expense	NM	NM	NM	NM	NM	(4.8)
Change in pretax income	$(3.2)	$(3.2)	$(3.0)	$8.4	$14.1	$10.0

NM = Not meaningful

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in 197 countries. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.

Our primary source of foreign exchange risk is transactional risk. This risk is predominantly incurred in the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. The primary currency pairs, based on volume, that are traded against the dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The duration of forward contracts is typically less than one month.

Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statement of (Loss) Income. The fair market value of any open forward contracts at period end are recorded in “Other assets” in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2012 was a loss of $3.0 million.

Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2012, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating loss of $4.5 million over 2011. We do not currently hedge this type of risk.

Had the euro appreciated or depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2012, pre-tax operating income would have increased/decreased $2.9 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their local currency) into USD for consolidation and does not have a significant impact on company results. These translation adjustments are recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-64. See the “Index to Financial Statements” on page F-1.

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

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

All of our employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, also referred to as the Principal Officers, are subject to our Code of Conduct. Our directors are also subject to our Code of Conduct. These documents are posted on our website at www.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth in Item 1 – Available Information. We will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on our website.

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

MoneyGram International, Inc.
(Registrant)

Date: March 4, 2013	By:	/S/ PAMELA H. PATSLEY
Pamela H. Patsley
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2013
Pamela H. Patsley

/s/ W. Alexander Holmes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2013
W. Alexander Holmes

/s/ David B. Brown	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 4, 2013
David B. Brown

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ann Mather
Antonio O. Garza	Ganesh B. Rao
Thomas M. Hagerty	W. Bruce Turner
Scott L. Jaeckel

By:	/s/ F. Aaron Henry	March 4, 2013
F. Aaron Henry
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corporation, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
2.2	Recapitalization Agreement, dated as of March 7, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (including “Annex A—Form of Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc.) (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).
2.3	Amendment No. 1 to Recapitalization Agreement, dated as of May 4, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 6, 2011).
3.1	Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).
3.4	Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).
3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).
3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
4.1	Form of Specimen Certificate for MoneyGram Common Stock (Incorporated by reference from Exhibit 4.1 to Amendment No. 4 to Registrant’s Form 10 filed on June 14, 2004).
4.2	Indenture, dated as of March 25, 2008, by and among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.3	First Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of August 6, 2009, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
4.4	Second Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of July 29, 2010, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

4.5	Third Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of April 19, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 21, 2011).
4.6	Fourth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of September 29, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed September 30, 2011).
4.7	Fifth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of November 15, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
4.8	Sixth Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of November 21, 2011, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011).
4.9	Seventh Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of February 15, 2013, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed February 20, 2013).
4.10	Registration Rights Agreement, dated as of March 25, 2008, by and among the several Investor parties named therein and MoneyGram International, Inc. (Incorporated by reference from Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
4.11	Amendment No. 1 to Registration Rights Agreement, dated as of May 18, 2011, by and among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
4.12	Exchange and Registration Rights Agreement, dated as of March 25, 2008, by and among MoneyGram Payment Systems Worldwide, Inc., each of the Guarantors listed on the signature pages thereto, GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.1	Employee Benefits Agreement, dated as of June 30, 2004, by and among Viad Corporation, MoneyGram International, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
10.2	Tax Sharing Agreement, dated as of June 30, 2004, by and between Viad Corporation and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.3	MoneyGram International, Inc. 2004 Omnibus Incentive Plan, as amended February 17, 2005 (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.4	Form of Amended and Restated Non-Employee Director Indemnification Agreement between MoneyGram International, Inc. and Non-Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).
†10.5	Form of Employee Director Indemnification Agreement between MoneyGram International, Inc. and Employee Directors of MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on February 13, 2009).

†10.6	MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 1010).
10.7	Second Priority Trademark Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.13 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.8	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram Payment Systems, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.16 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
10.9	Second Priority Patent Security Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc., as grantor, and Deutsche Bank Trust Company Americas, as collateral agent for the secured parties (Incorporated by reference from Exhibit 10.17 to Registrants’ Current Report on Form 8-K filed on March 28, 2008).
†10.10	Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).
†10.11	MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).
†10.12	First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10.13	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10.14	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10.15	Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).
†10.16	Viad Corporation Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.17	Second Priority Security Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.18	Second Priority Pledge Agreement, dated as of March 25, 2008, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., FSMC, Inc., CAG Inc., MoneyGram Payment Systems Worldwide, Inc., PropertyBridge, Inc., MoneyGram of New York LLC, and Deutsche Bank Trust Company Americas (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.19	Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.20	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).
10.21	Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.22	Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
10.23	Subscription Agreement, dated as of March 25, 2008, by and between MoneyGram International, Inc. and The Goldman Sachs Group, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
+10.24	Amended and Restated Note Purchase Agreement, dated as of March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., and THL Managers VI, LLC. (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).
10.25	Amended and Restated Fee Letter, dated March 17, 2008, among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., GSMP V Institutional US, Ltd., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P.,GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., and THL Managers VI, LLC (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).
10.26	Second Amended and Restated Note Purchase Agreement, dated as of March 24, 2008, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd., and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).
†10.27	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.28	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.29	Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).
†10.30	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).
†10.31	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.32	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.33	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.34	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.35	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10.36	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.37	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10.38	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 1) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10.39	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 11, 2009 (version 2) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
†10.40	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective August 17, 2005 (Incorporated by reference from Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).
†10.41	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors, effective February 15, 2006 (Incorporated by reference from Exhibit 10.43 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).
†10.42	Amended and Restated Employment Agreement, dated September 1, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.43	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of October 12, 2012, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 17, 2012).
†10.44	Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).
†10.45	Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).
†10.46	Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.47	Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).
†10.48	Non-Qualified Stock Option Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10.49	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, dated August 11, 2009, between MoneyGram International, Inc. and Daniel J. O’Malley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on August 13, 2009).
†10.50	Separation Agreement and Release of All Claims, dated as of July 16, 2009, between MoneyGram International, Inc. and Teresa H. Johnson (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on July 16, 2009).
†10.51	MoneyGram International, Inc. Performance Unit Incentive Plan, as amended and restated May 9, 2007 (Incorporated by reference from Exhibit 99.02 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).
†10.52	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10.53	First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

†10.54	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.55	Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).
10.56	Letter Agreement, effective as of July 27, 2012, amending that certain Money Services Agreement, effective February 1, 2005, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).
†10.57	Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).
†10.58	MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
†10.59	Letter Agreement, by and between MoneyGram International, Inc. and James E. Shields, effective as of July 13, 2010 (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.60	Severance Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 13, 2010 (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.61	Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement, by and between MoneyGram International, Inc. and James E. Shields, dated July 21, 2010 (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.62	Compromise Agreement, dated April 21, 2010, between MoneyGram International Ltd. and John Hempsey (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed April 26, 2010).
†10.63	Letter Agreement, by and between MoneyGram International, Inc. and Jean C. Benson, dated June 3, 2010 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed June 9, 2010).
*†10.64	Non-Employee Director Compensation Agreements, Revised to be effective as of January 1, 2013.
†10.65	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.66	MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).
†10.67	Separation Agreement and Release of All Claims, by and between MoneyGram Payment Systems, Inc. and Jean C. Benson, dated as of February 8, 2011 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 9, 2011).
10.68	Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).
†10.69	Mutually Agreed Resignation Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, executed as of April 26, 2011 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).
†10.70	Termination of Stock Option Letter from MoneyGram International Pte. Ltd. and MoneyGram International, Inc. to Nigel Lee, dated April 26, 2011 (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 28, 2011).
†10.71	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 17, 2011).

+10.72	Credit Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., the lenders party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2011).
10.73	Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.74	Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.75	Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.76	Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.77	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.78	Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.79	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.80	Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
10.81	Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).
†10.82	Relocation Assistance Repayment Agreement, by and between MoneyGram Payment Systems, Inc. and J. Lucas Wimer, dated July 15, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed July 15, 2011).
10.83	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).
10.84	Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).
10.85	Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.86	First Incremental Amendment and Joinder Agreement, dated as of November 14, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
10.87	Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).
10.88	Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).
10.89	First Incremental Amendment and Joinder Agreement, dated as of November 21, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011)
†10.90	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).
†10.91	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).
†10.92	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
†10.93	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France) (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
†10.94	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
†10.95	Form of Severance Agreement (Incorporated by reference from Exhibit 10.95 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
10.96	Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, by and among the plaintiffs and class representatives party thereto, MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc. and certain individual defendants party thereto (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).
10.97	Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).
+10.98	Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).
†10.99	Separation Agreement and Release, dated as of March 20, 2012, by and between MoneyGram International, Inc. and James E. Shields (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2012).
†10.100	Service Agreement, dated March 16, 2012, by and between MonyGram International Limited and Carl Scheible (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2012).

*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
101**	The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 406T of Regulation S-T.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

**	Furnished herewith.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ PAMELA H. PATSLEY	/s/ W. ALEXANDER HOLMES
Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)	W. Alexander Holmes Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MoneyGram International, Inc.

Dallas, Texas

We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Responsibility Statement. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 4, 2013 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 4, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MoneyGram International, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of (loss) income, comprehensive (loss) income, cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

March 4, 2013

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2012	2011
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,683.2	2,572.2
Receivables, net (substantially restricted)	1,206.5	1,220.1
Short-term investments (substantially restricted)	450.1	522.0
Available-for-sale investments (substantially restricted)	63.5	102.8
Property and equipment, net	127.9	116.3
Goodwill	428.7	428.7
Other assets	190.7	213.5

Total assets	$5,150.6	$5,175.6

LIABILITIES
Payment service obligations	$4,175.4	$4,205.4
Debt	809.9	810.9
Pension and other postretirement benefits	126.8	120.3
Accounts payable and other liabilities	199.9	149.2

Total liabilities	5,312.0	5,285.8
COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock — Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at December 31, 2012 and December 31, 2011, respectively	281.9	281.9
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 issued at December 31, 2012 and December 31, 2011, respectively	0.6	0.6
Additional paid-in capital	1,001.0	989.2
Retained loss	(1,265.9)	(1,216.6)
Accumulated other comprehensive loss	(52.3)	(38.0)
Treasury stock: 4,407,038 and 4,429,184 shares at December 31, 2012 and December 31, 2011, respectively	(126.7)	(127.3)

Total stockholders’ deficit	(161.4)	(110.2)

Total liabilities and stockholders’ deficit	$5,150.6	$5,175.6

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2012	2011	2010
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,328.6	$1,230.9	$1,145.4
Investment revenue	12.6	16.9	21.3

Total revenue	1,341.2	1,247.8	1,166.7
EXPENSES
Fee and other commissions expense	599.2	547.6	500.8
Investment commissions expense	0.3	0.4	0.7

Total commissions expense	599.5	548.0	501.5
Compensation and benefits	241.6	235.7	226.4
Transaction and operations support	355.7	227.8	185.8
Occupancy, equipment and supplies	47.7	47.7	46.5
Depreciation and amortization	44.3	46.0	48.1

Total operating expenses	1,288.8	1,105.2	1,008.3

OPERATING INCOME	52.4	142.6	158.4

Other (income) expense
Net securities gains	(10.0)	(32.8)	(2.1)
Interest expense	70.9	86.2	102.1
Debt extinguishment costs	—	37.5	—
Other costs	0.4	11.9	—

Total other expenses, net	61.3	102.8	100.0

(Loss) income before income taxes	(8.9)	39.8	58.4

Income tax expense (benefit)	40.4	(19.6)	14.6

NET (LOSS) INCOME	$(49.3)	$59.4	$43.8

BASIC LOSS PER COMMON SHARE	$(0.69)	$(9.03)	$(8.77)
DILUTED LOSS PER COMMON SHARE	$(0.69)	$(9.03)	$(8.77)
Net loss available to common stockholders:
Net (loss) income as reported	$(49.3)	$59.4	$43.8
Accrued dividends on mezzanine equity	—	(30.9)	(125.0)
Accretion on mezzanine equity	—	(80.0)	(10.0)
Additional consideration issued in connection with conversion of mezzanine equity	—	(366.8)	—
Cash dividends paid on mezzanine equity	—	(20.5)	—

Net loss available to common stockholders	$(49.3)	$(438.8)	$(91.2)

Weighted-average outstanding common shares and equivalents — basic	71.5	48.6	10.4

Weighted-average outstanding common shares and equivalents — diluted	71.5	48.6	10.4

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2012	2011	2010
(Amounts in millions)
NET (LOSS) INCOME	$(49.3)	$59.4	$43.8
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the year, net of tax expense of $1.4, $0.6 and $0.0	4.8	0.3	4.5
Reclassification adjustment for net realized (gains) losses included in net (loss) income, net of tax expense of $0.0, $0.0 and $0.0	(10.0)	—	0.3
Pension and postretirement benefit plans:
Amortization of prior service (credit) costs for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.2, $0.2 and $0.0	(0.4)	(0.4)	0.1
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $2.4, $2.5 and $1.9	3.9	4.0	3.1
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $8.7, $3.6 and $2.7	(14.2)	(5.8)	(4.4)
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $1.0, ($2.6) and $0.1	1.6	(4.2)	0.2

Other comprehensive (loss) income	(14.3)	(6.1)	3.8

COMPREHENSIVE (LOSS) INCOME	$(63.6)	$53.3	$47.6

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2012	2011	2010
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49.3)	$59.4	$43.8
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	44.3	46.0	48.1
Net securities gain	(10.0)	(32.8)	(2.1)
Asset impairments and net losses upon disposal	0.5	6.9	2.2
Provision for deferred income taxes	29.8	(72.8)	10.0
Loss on debt extinguishment	—	37.5	—
Amortization of debt discount and deferred financing costs	5.7	7.4	17.5
Provision for uncollectible receivables	7.5	6.6	6.4
Non-cash compensation and pension expense	17.4	25.8	35.1
Legal accruals	35.0	—	—
Other non-cash items, net	(1.1)	3.9	2.3
Change in foreign currency translation adjustments	1.6	(4.2)	0.2
Signing bonus amortization	33.6	32.6	29.2
Signing bonus payments	(36.2)	(33.0)	(27.2)
Change in other assets	3.6	4.5	(16.5)
Change in accounts payable and other liabilities	(3.5)	33.2	(32.8)

Total adjustments	128.2	61.6	72.4
Change in cash and cash equivalents (substantially restricted)	(111.0)	291.8	510.9
Change in trading investments and related put options (substantially restricted)	—	—	29.4
Change in receivables, net (substantially restricted)	6.0	(245.3)	63.0
Change in payment service obligations	(30.0)	20.6	(658.8)

Net cash (used in) provided by operating activities	(56.1)	188.1	60.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments classified as available-for-sale (substantially restricted)	10.0	—	—
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	31.6	56.3	141.0
Proceeds from settlement of investments (substantially restricted)	—	32.8	—
Purchase of short-term investments (substantially restricted)	(473.5)	(540.3)	(707.1)
Proceeds from maturities of short-term investments (substantially restricted)	548.1	422.5	701.4
Purchases of property and equipment	(59.6)	(44.2)	(40.2)
Proceeds from disposal of assets and businesses	1.0	2.7	7.5
Cash paid for acquisitions, net of cash acquired	—	(0.1)	(0.3)

Net cash provided by (used in) investing activities	57.6	(70.3)	102.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	536.0	—
Transaction costs for issuance and amendment of debt	—	(17.1)	—
Payments on debt	(1.5)	(366.6)	(165.0)
Prepayment penalty on debt	—	(23.2)	—
Additional consideration issued in connection with conversion of mezzanine equity	—	(218.3)	—
Transaction costs for the conversion and issuance of stock	—	(5.4)	—
Cash dividends paid on mezzanine equity	—	(20.5)	—
Transaction costs for the secondary offering	—	(3.4)	—
Proceeds from exercise of stock options	—	0.7	2.0

Net cash used in financing activities	(1.5)	(117.8)	(163.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	$—	$—	$—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—

Supplemental cashflow information:
Cash payments for interest	$64.4	$78.5	$83.5
Cash payments for taxes	$2.9	$3.7	$3.9
Accrued purchases of property, plant and equipment	$7.0	$9.9	$4.0

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2010	$—	$0.9	$—	$(694.9)	$(35.7)	$(153.3)	$(883.0)
Net income	—	—	—	43.8	—	—	43.8
Accrued dividends on mezzanine equity	—	—	(25.6)	(99.4)	—	—	(125.0)
Accretion on mezzanine equity	—	—	(10.0)	—	—	—	(10.0)
Employee benefit plans	—	—	35.6	(21.0)	—	13.4	28.0
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4.8	—	4.8
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	0.1	—	0.1
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	3.1	—	3.1
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(4.4)	—	(4.4)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.2	—	0.2

December 31, 2010	—	0.9	—	(771.5)	(31.9)	(139.9)	(942.4)
Net income	—	—	—	59.4	—	—	59.4
Accrued dividends on mezzanine equity	—	—	(2.1)	(28.8)	—	—	(30.9)
Accretion on mezzanine equity	—	—	(1.6)	(77.0)	—	—	(78.6)
Cash dividends paid on mezzanine equity	—	—		(20.5)	—	—	(20.5)
Conversion of mezzanine equity	394.2	2.9	713.2	—	—	—	1,110.3
Additional consideration in connection with conversion of mezzanine equity	52.7	0.2	95.6	(366.8)	—	—	(218.3)
1 for 8 reverse stock split	—	(3.5)	3.5	—	—	—	—
Conversion of D Stock to common stock	(165.0)	0.1	164.9	—	—	—	—
Employee benefit plans			15.7	(11.4)	—	12.6	16.9
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	0.3	—	0.3
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	(0.4)	—	(0.4)
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	4.0	—	4.0
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(5.8)	—	(5.8)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(4.2)	—	(4.2)

December 31, 2011	281.9	0.6	989.2	(1,216.6)	(38.0)	(127.3)	(110.2)
Net loss	—	—	—	(49.3)	—	—	(49.3)
Employee benefit plans	—	—	8.6	—	—	0.6	9.2
Capital contribution from investors	—	—	3.2	—	—	—	3.2
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(5.2)	—	(5.2)
Amortization of prior service cost for pension and postretirement benefits, net of tax	—	—	—	—	(0.4)	—	(0.4)
Amortization of unrealized losses on pension and postretirement benefits, net of tax	—	—	—	—	3.9	—	3.9
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(14.2)	—	(14.2)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	1.6	—	1.6

December 31, 2012	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business

MoneyGram International, Inc. and its wholly owned subsidiaries (“MoneyGram”) offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through a network of agents. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agents. The Company’s headquarters is located in Dallas, Texas, United States of America. References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.

2011 Recapitalization — Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs,” and collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 35.8 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), and (iii) THL received 3.5 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the “2011 Recapitalization”. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the Series B Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ equity. During 2011, the Company recognized $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of (Loss) Income.

Following is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

		2011 Stockholders’ Deficit
(Amounts in millions, except share data)	Mezzanine Equity	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Total Activity
Conversion of B Stock to common stock	$(716.1)	$—	$2.9	$713.2	$—	$—
Conversion of B-1 Stock to D Stock	(394.2)	394.2	—	—	—	—
Accretion of unamortized mezzanine equity discounts	76.1	—	—	—	(76.1)	—
Additional stock consideration paid	—	52.7	0.3	95.5	(148.5)	—

Non-cash activity	(1,034.2)	446.9	3.2	808.7	(224.6)	—

Additional cash consideration paid	—	—	—	—	(218.3)	(218.3)
Cash dividends paid on mezzanine equity	—	—	—	—	(20.5)	(20.5)

Cash activity	—	—	—	—	(238.8)	(238.8)

Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034.2)	$446.9	$3.2	$808.7	$(463.4)	$(238.8)

Shares issued upon conversion	—	157,686	35,804,796
Additional stock consideration paid	—	15,503	3,520,358

Total new shares issued under the 2011 Recapitalization	—	173,189	39,325,154

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

Secondary Offering — In November and December 2011, the Company completed a secondary offering (the “Secondary Offering”) pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the Secondary Offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock. The Company did not receive any proceeds from the offering, but did incur transaction costs totaling $1.0 million for the year ended December 31, 2011, which are recorded in the “Other costs” line in the Consolidated Statement of (Loss) Income.

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — The Investors have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. A liability and the related expense associated with the Participation Agreement would be recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability would be released through a credit to the Company’s additional paid-in capital.

In June 2012, one of the Investors sold all of its common stock to an unrelated third-party, resulting in cumulative participation securities payments in excess of its original investment basis. As of December 31, 2012, the performance condition for only this Investor has been achieved. The Investor paid $0.3 million to Walmart for settlement in full of its obligation under the Participation Agreement. As a result, the Company recognized expense and a corresponding increase to additional paid-in capital in June 2012.

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

The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of (Loss) Income. For the years ending December 31, 2012 and 2011, the Company’s SPEs had cash and cash equivalents of $29.9 million and $46.8 million, respectively, and payment service obligations of $24.0 million and $41.9 million, respectively.

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

Certain structured investments owned by the Company represent beneficial interests in grantor trusts or other similar entities. These trusts typically contain an investment grade security, generally a U.S. Treasury strip, and an investment in the residual interest in a collateralized debt obligation, or in some cases, a limited partnership interest. For certain of these trusts, the Company owns a percentage of the beneficial interests that results in the Company absorbing a majority of the expected losses. Therefore, the Company consolidates these trusts by recording and accounting for the assets of the trust separately in the consolidated financial statements.

Management Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Substantially Restricted — The Company’s licensed entity Moneygram Payment Systems, Inc. (“MPSI”) is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating of A or higher (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.

In connection with its second lien notes and the SPEs, the Company also has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the credit facilities are described in Note 9 — Debt. Financial covenants related to the SPEs include the maintenance of specified ratios of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.

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

(Amounts in millions)	2012	2011
Cash and cash equivalents (substantially restricted)	$2,683.2	$2,572.2
Receivables, net (substantially restricted)	1,206.5	1,220.1
Short-term investments (substantially restricted)	450.1	522.0
Available-for-sale investments (substantially restricted)	63.5	102.8

	4,403.3	4,417.1
Payment service obligations	(4,175.4)	(4,205.4)

Assets in excess of payment service obligations	$227.9	$211.7

Regulatory requirements also require MPSI to maintain positive net worth, with one state requiring that MPSI maintain positive tangible net worth. In its most restrictive state, the Company had excess permissible investments of $410.1 million over the state’s payment service obligations measure at December 31, 2012, with substantially higher excess permissible investments for most other states. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2012.

Cash and Cash Equivalents (substantially restricted) — The Company defines cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.

Receivables, net (substantially restricted) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory compliance purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible as determined based on known delinquent accounts and historical trends. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectability by examining the facts and circumstances surrounding each customer where an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. Following is a summary of activity within the allowance for losses for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Beginning balance	$10.5	$20.0	$24.5
Charged to expense	7.5	6.6	6.4
Write-offs, net of recoveries	(6.3)	(16.1)	(10.9)

Ending balance	$11.7	$10.5	$20.0

Investments (substantially restricted) — The Company classifies securities as short-term or available-for-sale in its Consolidated Balance Sheets. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of greater than three months are classified as short-term investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ deficit. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of (Loss) Income.

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

Securities with gross unrealized losses as of the balance sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Any impairment charges and other securities gains and losses are included in the Consolidated Statements of (Loss) Income under “Net securities gains.”

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

Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income in the period of change.

Property and Equipment — Property and equipment includes agent equipment, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the useful life or term of the lease or license. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized under the caption “Occupancy, equipment and supplies” in the Consolidated Statements of (Loss) Income. Estimated useful lives by major asset category are generally as follows:

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

For the years ended December 31, 2012 and 2011, software development costs of $18.9 million and $9.4 million, respectively, were capitalized. At December 31, 2012 and 2011, there was $48.7 million and $39.3 million of unamortized software development costs included in property and equipment.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition or at cost if internally developed. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Customer lists	4-15 years
Patents	15 years
Non-compete agreements	3 years
Trademarks	36-40 years
Developed technology	5 years

Goodwill and indefinite lived intangible assets are tested for impairment annually as of November 30, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment using a fair-value based approach, and is assessed at the reporting unit level. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill to its implied fair value. Intangible assets with finite lives and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill and intangible assets, the carrying value of the asset is reduced to the estimated fair value.

Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. All signing bonuses are capitalized and amortized over the life of the related contract. Amortization of signing bonuses on long-term contracts is recorded in “Fee and other commissions expense” in the Consolidated Statements of (Loss) Income. The carrying values of the signing bonuses are reviewed annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Income Taxes — The provision for income taxes is computed based on the pre-tax (loss) income included in the Consolidated Statements of (Loss) Income. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. We establish valuation allowances for our deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.

The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of (Loss) Income. See Note 13 — Income Taxes for further discussion.

Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders’ deficit. See Note 11 — Stockholders’ Deficit for further discussion.

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

Revenue Recognition — The Company derives revenue primarily through service fees charged to consumers and through its investing activity. A description of these revenues and revenue recognition policies is as follows:

•	Fee and other revenue consists of transaction fees, service revenue, foreign exchange revenue and other revenue.

•

Transaction fees consist primarily of fees earned on money transfer, money order, bill payment and official check transactions. The money transfer transaction fees vary based on the principal value of the transaction and the locations in which these money transfers originate and to which they are sent. The official check, money order and bill payment transaction fees are fixed fees charged on a per item basis. Transaction fees are recognized at the time of the transaction or sale of the product.

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

Customer Loyalty Program — The MoneyGram Rewards loyalty program, introduced in January 2012, allows enrolled members to earn points based on the face value of their send transactions, along with opportunities for points earned from promotional activities. Points may be redeemed for various denominations of gift cards. The Company estimates the cost of the rewards that will be issued and redeemed and records this expense and the associated liability as points are accumulated by loyalty program members. The cost is recognized in “Transaction and operational support” within the Consolidated Statements of (Loss) Income, and the associated liability is included in “Accounts payable and other liabilities”. The cost of the rewards for the year ended December 31, 2012 was $5.3 million. The liability associated with the loyalty program as of December 31, 2012 was $5.3 million.

The two primary inputs utilized to record the liability for loyalty points earned by members are the cost per point based on the cost to acquire and ship the gift card and the number of points expected to be redeemed. Management uses data from the current program as well as its experience with a predecessor loyalty program to develop estimates of the number of points that will be redeemable. As the current loyalty program was introduced in 2012, no reduction of the liability has been recorded for breakage, which is represented by customers who have sufficient points but do not redeem them. Management will continue to evaluate breakage under the current program and will record a reduction of the liability when sufficient data is available.

Fee and Other Commissions Expense — The Company pays fee commissions to third-party agents for money transfer and bill payment products. In a money transfer transaction, both the agent initiating the transaction and the agent disbursing the funds receive a commission that is generally based on a percentage of the fee charged to the customer. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer, in limited circumstances. The Company generally does not pay commissions to agents on the sale of money orders. Fee commissions are recognized at the time of the transaction. Other commissions expense includes the amortization of capitalized signing bonus payments.

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

Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income. Marketing and advertising expense was $59.7 million, $57.5 million and $47.1 million for 2012, 2011 and 2010, respectively.

Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. Expense, net of estimated forfeitures, is recognized using the straight-line method. See Note 12 — Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Reorganization and Restructuring Expenses — Reorganization and restructuring expenses consist of direct and incremental costs associated with reorganization, restructuring and related activities, including technology; process improvement efforts; consulting and contractors; severance; outplacement and other employee related benefits; facility closures, cease-use or related charges; asset impairments or accelerated depreciation; and other expenses related to relocation of various operations to existing or new Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. The Company records severance-related expenses once they are both probable and estimable related to severance provided under an on-going benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are generally recognized when the liability is incurred. The Company evaluates impairment issues associated with reorganization activities when the carrying amount of the assets may not be fully recoverable, and also reviews the appropriateness of the remaining useful lives of impacted fixed assets.

In connection with reorganization and restructuring activities during 2012, 2011 and 2010, the Company recorded total expenses of $19.8 million, $23.5 million and $5.9 million, respectively. Reorganization and restructuring activities consisted of severance costs recorded in the “Compensation and benefits” line, general reorganization and restructuring costs recorded in the “Transaction and operations support” line and facilities and certain related asset write-off charges recorded in the “Occupancy, equipment and supplies” line in the operating expense section of the Consolidated Statements of (Loss) Income. During 2011, the Company recognized an impairment charge of $2.4 million for reorganization-related efforts to dispose of land held for non-operating purposes. The impairment charge was recorded in the “Other costs” line of the Consolidated Statements of (Loss) Income. Reorganization and restructuring costs recorded consist of the following for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Reorganization costs in operating expenses:
Compensation and benefits	$6.8	$2.9	$2.4
Transaction and operations support	10.2	13.7	1.3
Occupancy, equipment and supplies	1.9	2.7	1.6
Depreciation and amortization	0.5	—	—
Reorganization costs in non-operating expenses:
Other	0.1	2.4	—

Total reorganization costs	$19.5	$21.7	$5.3

Restructuring costs in operating expenses:
Compensation and benefits	0.3	1.8	0.6

Total restructuring costs	$0.3	$1.8	$0.6

Total reorganization and restructuring costs	$19.8	$23.5	$5.9

Other Expenses — Other expenses are recorded in a separate section below operating income and include items based on management’s assessment of their nature as not directly related to operating activities. Included in other expenses are securities gains, interest expense, debt extinguishment costs and other costs. Following is a summary of other costs for the years ended December 31 are as follows:

(Amounts in millions)	2012	2011	2010
Capital transaction costs	$—	$6.4	$—
Disposal loss from asset dispositions	0.1	1.0	—
Impairment loss from asset dispositions	—	4.5	—
Contribution from investors	0.3	—	—

Total other costs	$0.4	$11.9	$—

Earnings Per Share — For discrete periods from January 1, 2008 through June 30, 2011, the Company utilized the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings was determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. The undistributed earnings allocated to the common stockholders are divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share.

For all periods in which it is outstanding, the D Stock is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans and the outstanding shares of the Company’s Series B Stock were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method and the conversion of the Series B Stock using the if-converted method.

Effective for discrete periods beginning after June 30, 2011, the Company no longer applies the two-class method of calculating basic earnings per share because the Series B Stock is no longer outstanding and the D Stock is deemed a common stock equivalent.

Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock is anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic earnings per common share. Following are the weighted-average potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive or their performance conditions are not met for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Shares related to stock options	4.9	5.1	4.6
Shares related to restricted stock and stock units	0.5	0.1	—
Shares related to preferred stock	—	21.0	54.0

Shares excluded from the computation	5.4	26.2	58.6

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, (“ASU 2011-05”) to amend financial statement presentation guidance for other comprehensive income (“OCI”). Under ASU 2011-05, the statement of income and OCI can be presented either as a continuous statement or in two separate consecutive statements. As such, the option to present the components of OCI as part of the statement of stockholders’ deficit is eliminated. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was adopted on January 1, 2012 with no impact to the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides entities an option of assessing qualitative factors when testing goodwill for impairment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If an entity determines that the fair value of a reporting unit is more likely than not less than its carrying value, then performing the two step impairment test is required after performing a qualitative assessment. Otherwise, the two step impairment test is not necessary. ASU 2011-08 was effective for the Company as of January 1, 2012 with no impact to the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this

Update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 — Acquisitions and Disposals

PropertyBridge — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company received approval from its Board of Directors and began to actively pursue the sale of certain assets of PropertyBridge, Inc. (“PropertyBridge”) in 2011. In connection with this decision, the Company recorded an impairment charge of $2.3 million. In October 2011, certain assets and liabilities associated with PropertyBridge were sold, resulting in a loss on disposal of $0.3 million. The impairment charge and loss on disposal are recorded in the “Other costs” line in the Consolidated Statements of (Loss) Income. A tax benefit of $9.7 million was recorded in the income tax expense (benefit) line of the Consolidated Statements of (Loss) Income upon disposition of the remaining assets.

The assets, liabilities and loss on disposal related to the PropertyBridge transaction were immaterial to the Consolidated Balance Sheets as of December 31, 2011 and the Consolidated Statements of (Loss) Income for the year ended December 31, 2011.

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

The Company finalized its purchase price allocation in 2010, resulting in $3.1 million of goodwill assigned to the Company’s Global Funds Transfer segment, and the forgiveness of $2.7 million of liabilities. The final earn-out was calculated as of December 31, 2010 in the amount of $0.8 million. As a result, the Company recorded a gain of $0.2 million in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income. The Company also incurred $0.1 million of transaction costs related to the acquisition in 2010, which are included in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income.

The operating results of Blue Dolphin subsequent to the acquisition date are included in the Company’s Consolidated Statements of (Loss) Income. The financial impact of the acquisition is not material to the Consolidated Balance Sheets or Consolidated Statements of (Loss) Income.

Other Disposals — During 2010, the Company completed the sale of its corporate airplane with net proceeds of $7.5 million. Upon completion of the sale in the third quarter of 2010, the Company recorded an impairment charge of $1.5 million. Impairment charges are recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income.

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

For “other asset-backed securities,” investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote if available. Due to a general lack of transparency in the process that the brokers use to develop prices, most valuations that are based on brokers’ quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments.

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

•

Deferred compensation — The assets associated with the deferred compensation plan that are funded through voluntary contributions by the Company consist of investments in mutual funds. These investments were classified as Level 1 as there are quoted market prices for these funds.

Following are the Company’s financial assets measured at fair value by hierarchy level as of December 31:

	2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.9	$—	$8.9
Residential mortgage-backed securities — agencies	—	36.6	—	36.6
Other asset-backed securities	—	—	18.0	18.0
Investment related to deferred compensation trust	8.6	—	—	8.6
Forward contracts	—	0.6	—	0.6

Total financial assets	$8.6	$46.1	$18.0	$72.7

	2011
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.8	$—	$8.8
Residential mortgage-backed securities — agencies	—	69.8	—	69.8
Other asset-backed securities	—	—	24.2	24.2
Investment related to deferred compensation trust	8.1	—	—	8.1
Forward contracts	—	0.4	—	0.4

Total financial assets	$8.1	$79.0	$24.2	$111.3

Forward contract liabilities measured at fair value were a nominal amount as of December 2012 and 2011.

Following is a summary of the unobservable inputs used in “other asset-backed securities” classified as Level 3:

			December 31, 2012		December 31, 2011
(Amounts in millions)	Unobservable Input	Pricing Source	Market Value	Net Average Price	Market Value	Net Average Price
Alt-A	Price	Third party pricing service	$0.1	$12.50	$0.2	$14.57
Home Equity	Price	Third party pricing service	0.2	47.30	0.2	23.35
Direct Exposure to Subprime	Price	Third party pricing service	—	—	0.1	0.86
Indirect Exposure — High Grade	Discount margin	Manual	3.9	3.46	3.8	3.14
Indirect Exposure — Mezzanine	Price	Broker	7.9	3.71	13.0	5.63
Other	Discount margin	Manual	5.9	31.69	6.9	37.50

Total			$18.0	$4.39	$24.2	$5.49

The table below provides a roll-forward of the “other asset-backed securities,” the only financial assets classified as Level 3 which are measured at fair value on a recurring basis for the years ended December 31:

(Amounts in millions)	2012	2011
Beginning balance	$24.2	$23.7
Realized gains	(10.0)	—
Principal paydowns	(0.3)	(0.6)
Unrealized gains	6.8	10.0
Unrealized losses	(2.7)	(8.9)

Ending balance	$18.0	$24.2

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

b) Assets and liabilities that are disclosed at fair value

Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). At December 31, 2012 and 2011, the fair value and carrying value of the debt are:

	Fair Value		Carrying Value
(Amounts in millions)	2012	2011	2012	2011
Senior secured credit facility and incremental term loan	$487.1	$479.8	$484.9	$485.9
Second lien notes	337.6	335.6	325.0	325.0

c) Assets and liabilities measured at fair value on a non-recurring basis

Assets and liabilities measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the year ended December 31, 2012. The following table represents non-recurring impairments and remaining net carrying value for those assets re-measured to fair value during the year ended December 31, 2012 and 2011:

(Amounts in millions)	2012 Impairments	Remaining Net Carrying Value 2012	2011 Impairments	Remaining Net Carrying Value 2011
Land	$—	$—	$2.4	$0.4
Customer lists	—	—	2.0	0.5
Capitalized software	—	—	0.7	—

Total	$—	$—	$5.1	$0.9

Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible fixed asset fair values are normally derived using a discounted cash flow model based on expected future cash flows discounted using a weighted-average cost of capital rate. When it is determined an impairment loss has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the Consolidated Statements of (Loss) Income.

d) Other Fair Value Measurements

•

The carrying amounts for the Company’s cash and cash equivalents (substantially restricted) and the short-term investments (substantially restricted) approximate fair value due to their short maturities.

•

The Company also records the investments in its defined benefit pension plan (the “Pension Plan”) trust at fair value. The majority of the Pension Plan’s investments are interest-bearing cash or common collective trusts issued and held by the Pension Plan’s trustee. The fair values of Pension Plan investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits for further description of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, short-term investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Summary of Significant Accounting Policies. Components of the Company’s investment portfolio as of December 31, are as follows:

(Amounts in millions)	2012	2011

Cash	$2,112.1	$2,016.5
Money markets	571.1	555.7

Cash and cash equivalents (substantially restricted)	2,683.2	2,572.2
Short-term investments (substantially restricted)	450.1	522.0
Available-for-sale investments (substantially restricted)	63.5	102.8

Total investment portfolio	$3,196.8	$3,197.0

Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of cash and money-market securities. Cash primarily consists of interest-bearing deposit accounts and non-interest bearing transaction accounts. The Company’s money-market securities are invested in five funds, all of which are AAA rated and consist of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.

Short-Term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated AA- as of December 31, 2012.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, “other asset-backed securities” and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments are as follows at December 31:

	2012
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price

Residential mortgage-backed securities -agencies	$33.5	$3.1	$—	$36.6	$110.02
Other asset-backed securities	7.6	10.4	—	18.0	4.39
United States government agencies	8.2	0.7	—	8.9	99.39

Total	$49.3	$14.2	$—	$63.5	$14.06

	2011
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price

Residential mortgage-backed securities -agencies	$65.3	$4.5	$—	$69.8	$107.63
Other asset-backed securities	8.9	15.3	—	24.2	5.49
United States government agencies	7.7	1.1	—	8.8	98.08

Total	$81.9	$20.9	$—	$102.8	$21.83

(1)	Net average price is per $100.0

At December 31, 2012 and 2011, approximately 71 percent and 76 percent, respectively, of the available-for-sale portfolio are invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in “other asset-backed securities” are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments as summarized in Note 4 -– Fair Value Measurement. The “other asset-backed securities” continue to have market exposure and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par at December 31, 2012.

Gains and Losses and Other-Than-Temporary Impairments — At December 31, 2012 and 2011, net unrealized gains of $16.3 million and $21.5 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” Net gains of $10.0 million in 2012 and net losses of $0.3 million in 2010 were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and realized gains and losses recognized. “Net securities gains” were as follows for the year ended December 31:

(Amounts in millions)	2012	2011	2010

Realized gains from available-for-sale investments	$(10.0)	$(32.8)	$—
Realized gains from trading investments and related put options	—	—	(2.4)
Other	—	—	0.3

Net securities gains	$(10.0)	$(32.8)	$(2.1)

During 2012, the Company disposed, at fair value of $10.0 million, two securities classified as “other asset-backed securities” which had previously been written down to a nominal amount and realized gains of $10.0 million in the “Net securities gains” in the Consolidated Statements of (Loss) Income. During 2011, the Company recognized settlements of $32.8 million equal to all of the outstanding principal from two securities classified in its “other asset-backed securities”. These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million in 2011 recorded in “Net securities gains” in the Consolidated Statements of (Loss) Income. The Company’s final trading investment was called at par during 2010, resulting in a $2.4 million gain, net of the reversal of the related put options, recorded in “Net securities gains”.

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

	2012			2011
(Dollars in millions)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments

Investment grade	20	$45.3	71%	24	$78.3	76%
Below investment grade	54	18.2	29%	60	24.5	24%

Total	74	$63.5	100%	84	$102.8	100%

Had the Company used the lowest rating from the rating agencies in the information presented above, there would be a less than a $0.1 million change to investments rated A or better as of December 31, 2012 and 2011.

Contractual Maturities — The amortized cost and fair value of available-for-sale securities at December 31, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and “other asset-backed securities” depend on the repayment characteristics and experience of the underlying obligations.

	2012		2011
(Amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

After one year through five years	$8.2	$8.9	$7.7	$8.8
Mortgage-backed and other asset-backed securities	41.1	54.6	74.2	94.0

Total	$49.3	$63.5	$81.9	$102.8

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at December 31, 2012 and 2011: 60 percent and 69 percent, respectively, used a third party pricing service; 12 percent and 13 percent, respectively, used broker pricing; and 28 percent and 18 percent, respectively, used internal pricing.

Assessment of Unrealized Losses — At December 31, 2012 and 2011, the Company had no unrealized losses in its available-for-sale portfolio.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of (Loss) Income includes the following (gains) losses related to assets and liabilities denominated in foreign currencies for the years ended December 31:

(Amounts in millions)	2012	2011	2010

Net realized foreign currency (gains) losses	$(2.8)	$2.9	$7.2
Net losses (gains) from the related forward contracts	5.8	5.8	(1.8)

Net losses from foreign currency transactions and related forward contracts	$3.0	$8.7	$5.4

As of December 31, 2012 and 2011, the Company had $173.0 million and $65.5 million, respectively, of outstanding notional amounts relating to its forward contracts. At December 31, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

	Balance Sheet	Derivative Assets		Derivative Liabilities
(Amounts in millions)	Location	2012	2011	2012	2011

Forward contracts	Other assets	$0.6	$0.4	$—	$—

The Company is exposed to credit loss in the event of non-performance by counterparties to its derivative contracts. Collateral generally is not required of the counterparties or of the Company. In the unlikely event the counterparty fails to meet the contractual terms of the derivative contract, the Company’s risk is limited to the fair value of the instrument. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company has not had any historical instances of non-performance by any counterparties, nor does it anticipate any future instances of non-performance.

Note 7 — Property and Equipment

Property and equipment consists of the following at December 31:

(Amounts in millions)	2012	2011

Computer hardware and software	$204.5	$196.2
Signage	94.5	80.3
Agent equipment	72.1	69.6
Office furniture and equipment	37.5	36.7
Leasehold improvements	26.4	27.6
Land	—	0.4

Total property and equipment	435.0	410.8
Accumulated depreciation	(307.1)	(294.5)

Total property and equipment, net	$127.9	$116.3

Depreciation expense for the year ended December 31 is as follows:

(Amounts in millions)	2012	2011	2010

Computer hardware and software	$20.8	$21.1	$20.3
Signage	12.1	9.6	8.7
Agent equipment	4.3	6.5	9.0
Office furniture and equipment	3.7	4.0	3.8
Leasehold improvements	2.5	3.7	3.8

Total depreciation expense	$43.4	$44.9	$45.6

At December 31, 2012 and 2011, there was $7.0 million and $9.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During 2012, the Company recognized losses of $0.9 million, primarily related to disposal of furniture and equipment related to the closing of two office locations. Losses on disposals in 2011 were nominal. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of (Loss) Income.

Following its decision to sell land in 2011, the Company recognized a $2.4 million impairment charge. During 2011, the Company also recognized a $0.7 million capitalized software impairment charge, primarily in connection with the disposition of assets in the Global Funds Transfer segment. The impairment charges recorded in 2011 were included in the “Other costs” line in the Consolidated Statements of (Loss) Income.

In connection with its decision to sell its corporate airplane, the Company recognized a $1.5 million impairment charge in 2010. The sale was completed in the third quarter of 2010. The impairment charge was included in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income.

Note 8 — Goodwill and Intangible Assets

Following is a roll-forward of goodwill by reporting segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Other	Total

Balance as of December 31, 2010	$428.7	$—	$—	$428.7

Balance as of December 31, 2011	$428.7	$—	$—	$428.7

Balance as of December 31, 2012	$428.7	$—	$—	$428.7

The Company performed an annual assessment of goodwill during the fourth quarters of 2012, 2011 and 2010. No impairments of goodwill were recorded in 2012, 2011 and 2010.

Following are the gross goodwill balances and accumulated impairments at December 31, 2012 and 2011:

	Gross	Accumulated
(Amounts in millions)	Goodwill	Impairments

Global Funds Transfer	$431.9	$(3.2)
Financial Paper Products	2.5	(2.5)
Other	15.7	(15.7)

Total	$450.1	$(21.4)

Intangible assets are included in “Other assets” in the Consolidated Balance Sheets and consist of the following at December 31:

	2012			2011
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortized intangible assets:
Customer lists	$7.3	$(6.4)	$0.9	$7.3	$(6.1)	$1.2
Non-compete agreements	0.2	(0.2)	—	0.2	(0.1)	0.1
Trademarks and license	0.6	(0.6)	—	0.6	—	0.6
Developed technology	0.1	(0.1)	—	0.1	(0.1)	—

Total intangible assets	$8.2	$(7.3)	$0.9	$8.2	$(6.3)	$1.9

In 2011, the Company acquired the agent contracts of a former super-agent in Spain for a purchase price of $1.0 million, which are amortized over a life of four years. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment.

The Company recognized an impairment charge of $2.0 million in 2011, primarily due to a disposition of assets and acquisition activity, for certain agent contracts utilized in the Global Funds Transfer segment. The impairment charge was recorded in the “Other costs” line in the Consolidated Statements of (Loss) Income. In 2010, the Company recorded impairment charges of $0.4 million related to customer lists as a result of acquired customer terminations in the “Transaction and operations support” line of the Consolidated Statements of (Loss) Income.

Intangible asset amortization expense for 2012, 2011 and 2010 was $0.9 million, $1.2 million and $2.4 million, respectively. The estimated future intangible asset amortization expense is $0.2 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million for 2013, 2014, 2015, 2016 and 2017, respectively.

Note 9 — Debt

Following is a summary of the outstanding debt:

	2008 Senior Facility		2011 Credit Agreement
(Amounts in millions)	Senior Tranche A Loan due 2013	Senior Tranche B Loan due 2013	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Second Lien Notes due 2018	Total Debt

Balance at December 31, 2010	$100.0	$39.9	$—	$—	$500.0	$639.9
Borrowings, gross	—	—	390.0	150.0	—	540.0
Discount on borrowings	—	—	(1.0)	(3.0)	—	(4.0)
Payments	(100.0)	(41.2)	(50.0)	(0.4)	(175.0)	(366.6)
Accretion of discount	—	0.2	0.2	0.1	—	0.5
Write-off of discount	—	1.1	—	—	—	1.1

Balance at December 31, 2011	—	—	339.2	146.7	325.0	810.9
Payments	—	—	—	(1.5)	—	(1.5)
Accretion of discount	—	—	0.2	0.3	—	0.5

Balance at December 31, 2012	$—	$—	$339.4	$145.5	$325.0	$809.9

Weighted average interest rate			4.31%	4.33%	13.25%

2008 Senior Facility — In connection with the 2011 Recapitalization, the 2008 senior facility was terminated. Prior to the termination, the Company was able to elect an interest rate for the 2008 senior facility at each reset period based on the JP Morgan prime bank rate or the Eurodollar rate. During 2011 and 2010, the Company elected the U.S. prime bank rate as its interest basis. The Company recognized $0.2 million of discount accretion through the “Interest expense” line in the Consolidated Statements of (Loss) Income during 2011.

2011 Credit Agreement — On May 18, 2011, Moneygram Payment Systems Worldwide, Inc. (“Worldwide”) entered into the 2011 Credit Agreement of $540.0 million with Bank of America (“BOA”) as Administrative Agent for a group of lenders. The 2011 Credit Agreement is comprised of a $390.0 million six-and-one-half-year term loan maturing the earlier of November 2017 and 180 days prior to the scheduled maturity of Worldwide’s second lien notes, and a $150.0 million five-year revolving credit facility, maturing May 2016. The term loan was issued to Worldwide at 99.75% of par. On November 21, 2011, Worldwide entered into an amendment related to the 2011 Credit Agreement and obtained an incremental term loan in an aggregate principal amount of $150 million. The incremental term loan was issued to Worldwide at 98.0% of par. The discounts for the term loan and the incremental term loan are recorded as a reduction in the carrying value of the loans and will be amortized over the life of the debt using the effective interest method. The incremental term loan has quarterly principal payments of $0.4 million beginning December 31, 2011, with the remaining outstanding principal due November 2017.

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

Fees on the daily unused availability under the revolving credit facility are 62.5 basis points. Substantially all of the Company’s non-financial assets are pledged as collateral for the loans under the 2011 Credit Agreement, with the collateral guaranteed by the Company’s material domestic subsidiaries. The non-financial assets of the material domestic subsidiaries are pledged as collateral for these guarantees. As of December 31, 2012, the

Company has $149.6 million of availability under the revolving credit facility, net of $0.4 million of outstanding letters of credit that reduce the amount available. At December 31, 2012 there are no amounts outstanding under the revolving credit facility.

Accretion of the debt discount for 2011 and 2010 include pro-rata write-offs as a result of the term debt and the Tranche B prepayments, respectively. For the year ended December 31, 2011, the Company recorded $1.1 million write off of debt discount related to debt extinguishment, which is recorded in “Other costs” in the Consolidated Statements of (Loss) Income. Following is the debt discount amortization recorded in “Interest expense” in the Consolidated Statements of (Loss) Income for the years ended December 31:

(Amounts in millions)	2012	2011	2010

Amortization of debt discount	$0.5	$0.4	$2.2
Write-off of debt discount upon prepayments	—	0.1	5.9

Total amortization of discount	$0.5	$0.5	$8.1

Second Lien Notes — As part of the Company’s recapitalization transaction in March 2008 (the “2008 Recapitalization”), Worldwide issued $500.0 million of second lien notes to Goldman Sachs, which will mature in March 2018. The indenture governing the second lien notes was amended in March 2011 to permit the 2011 Recapitalization. In August 2011, following the downgrade of U.S. government debt, the indenture was amended to update the definition of highly rated investments. On November 21, 2011, the indenture was further amended to allow Worldwide the ability to redeem a portion of its second lien notes after the completion of a qualified equity offering of its common stock. On November 23, 2011, Worldwide exercised under this right and incurred a prepayment penalty totaling $23.2 million, which is recognized in the “Debt extinguishment costs” line in the Consolidated Statements of (Loss) Income.

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

The indenture governing the second lien notes contains a financial covenant requiring the Company to maintain a minimum liquidity ratio of at least 1:1 for certain assets to outstanding payment service obligations. Our liquidity ratio for certain assets to outstanding payment service obligations is 1.047:1 as of December 31, 2012. The 2011 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total leverage ratios:

	Interest Coverage minimum ratio	Total Leverage not to exceed
December 31, 2012 through September 30, 2013	2.15:1	4.625:1
December 31, 2013 through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.00:1
December 31, 2015 through September 30, 2016	2.25:1	3.75:1
December 31, 2016 through maturity	2.25:1	3.50:1

At December 31, 2012, the Company is in compliance with its financial covenants. Our Interest Coverage ratio is 4.42 and our Total Leverage ratio is 2.82. We continue to monitor our covenants and make necessary adjustments to our plans to ensure compliance.

Deferred Financing Costs —The Company capitalized financing costs in “Other assets” in the Consolidated Balance Sheets and amortized them over the term of the related debt using the effective interest method. Amortization of the deferred financing costs during 2012, 2011 and 2010 include the write-off of a pro-rata portion of deferred financing costs in connection with the payments on the second lien notes, the incremental term loan and the term debt. Amortization is recorded in “Interest expense” in the Consolidated Statements of (Loss) Income. Following is a summary of the deferred financing costs at December 31:

	2008 Senior Facility	2011 Credit Agreement
(Amounts in millions)	Senior Tranche B Loan	Senior revolving credit facility	Senior secured credit facility	Senior secured incremental term	Second Lien Notes	Total Deferred Financing Costs
Balance at January 1, 2010	$11.9	$—	$—	$—	$27.6	$39.5
Amortization of deferred financing costs	(3.3)	—	—	—	(3.3)	(6.6)
Write-off of deferred financing costs	(2.8)	—	—	—	—	(2.8)

Balance at December 31, 2010	5.8	—	—	—	24.3	30.1
Capitalized deferred financing costs	—	4.0	8.7	3.2	5.0	20.9
Amortization of deferred financing costs	(1.0)	(0.5)	(0.7)	(0.1)	(3.6)	(5.9)
Write-off of deferred financing costs	(4.8)	—	(1.1)	—	(9.1)	(15.0)

Balance at December 31, 2011	—	3.5	6.9	3.1	16.6	30.1
Amortization of deferred financing costs	—	(0.8)	(1.2)	(0.6)	(2.6)	(5.2)

Balance at December 31, 2012	$—	$2.7	$5.7	$2.5	$14.0	$24.9

Debt Extinguishment Losses — The Company recognized total debt extinguishment losses of $37.5 million in 2011. In connection with the 2011 Recapitalization, we recorded $5.2 million of debt extinguishment costs, primarily from the write-off of unamortized deferred financing costs. In connection with the partial redemption of the second lien notes in November 2011, the Company incurred a prepayment penalty of $23.2 million and wrote-off $9.1 million of unamortized deferred financing costs.

Interest Paid in Cash — The Company paid $64.4 million, $78.5 million and $83.5 million of interest in 2012, 2011 and 2010, respectively.

Maturities — At December 31, 2012, debt totaling $481.0 million will mature in 2017 and $325.0 million will mature in 2018, while debt principal totaling $7.1 million will be paid in increments of $0.4 million quarterly through 2017.

Note 10 — Pension and Other Benefits

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

Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2012, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.

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

Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. Following are the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension			SERPs			Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Discount rate	4.90%	5.30%	5.80%	4.80%	5.30%	5.80%	4.90%	5.30%	5.80%
Expected return on plan assets	7.00%	8.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2019	2019	2019
Projected benefit obligation:
Discount rate	4.04%	4.90%	5.30%	3.99%	4.80%	5.30%	4.09%	4.90%	5.30%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	8.00%	8.50%	9.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2019	2019	2019

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

A one-percentage point increase (decrease) in assumed health care trends would have a nominal effect for 2012 on the total of service and interest cost components and would lead to an increase (decrease) of $0.3 million ($0.2 million) for 2012 in postretirement benefit obligation.

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

The Company’s weighted-average asset allocation for the Pension Plan by asset category at the measurement date of December 31 is as follows:

	2012	2011
Equity securities	56.9%	55.9%
Fixed income securities	38.4%	38.3%
Real estate	4.0%	4.3%
Other	0.7%	1.5%

Total	100.0%	100.0%

The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. Following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

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

•

Real estate — The Pension Plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated market value of the plan’s related ownership percentage of the project based upon an appraisal as of each balance sheet date. As of December 31, 2012 and 2011, there is no unfunded commitment or potential redemptions related to this asset. The fund investment strategy for this asset is long-term capital appreciation.

Following are the Pension Plan’s financial assets recorded at fair value by hierarchy level as of December 31:

	2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term securities	$—	$0.9	$—	$0.9
Common collective trust — equity securities
Large Cap securities	—	46.1	—	46.1
Small Cap securities	—	11.7	—	11.7
International securities	—	11.2	—	11.2
Common collective trust — fixed income securities
Core fixed income	—	46.7	—	46.7
Real estate	—	—	4.8	4.8

Total financial assets	$—	$116.6	$4.8	$121.4

	2011
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term securities	$—	$1.6	$—	$1.6
Common collective trust — equity securities
Large Cap securities	—	46.1	—	46.1
Small Cap securities	—	10.3	—	10.3
International securities	—	5.1	—	5.1
Common collective trust — fixed income securities
Core fixed income	5.3	16.5	—	21.8
Long duration fixed income	—	20.4	—	20.4
Real estate	—	—	4.8	4.8

Total financial assets	$5.3	$100.0	$4.8	$110.1

The Company’s pension plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2012 and 2011 was $4.8 million. The change in reported net asset value for this asset resulted in a nominal unrealized gain for 2012 and an unrealized gain of $0.6 million for 2011.

Plan Financial Information — Net periodic benefit expense (income) for the Pension Plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in millions)	2012	2011	2010	2012	2011	2010
Interest cost	$10.6	$11.4	$11.9	$0.1	$0.1	$0.3
Expected return on plan assets	(7.9)	(8.2)	(8.7)	—	—	—
Amortization of prior service cost (credit)	—	—	0.1	(0.6)	(0.6)	—
Recognized net actuarial loss	5.9	6.3	4.8	0.4	0.2	—

Net periodic benefit expense (income)	$8.6	$9.5	$8.1	$(0.1)	$(0.3)	$0.3

The postretirement benefits expense for 2011 and 2010 was reduced by less than $0.1 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company did not receive any subsidies in 2012.

Amounts recognized in other comprehensive (loss) income and net periodic benefit expense for the years ended December 31 are as follows:

	2012
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$22.2	$0.6
Amortization of net actuarial loss	(5.9)	(0.4)
Amortization of prior service credit	—	0.6

Total recognized in other comprehensive income	$16.3	$0.8

Total recognized in net periodic benefit expense (income)	$8.6	$(0.1)

Total recognized in net periodic benefit expense and other comprehensive income	$24.9	$0.7

	2011
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$7.6	$1.8
Amortization of net actuarial loss	(6.3)	(0.2)
Amortization of prior service credit	—	0.6

Total recognized in other comprehensive income	$1.3	$2.2

Total recognized in net periodic benefit expense (income)	$9.5	$(0.3)

Total recognized in net periodic benefit expense and other comprehensive income	$10.8	$1.9

	2010
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$10.2	$1.1
Prior service credit	—	(4.2)
Amortization of net actuarial loss	(4.8)	—
Amortization of prior service cost	(0.1)	—

Total recognized in other comprehensive income (loss)	$5.3	$(3.1)

Total recognized in net periodic benefit expense	$8.1	$0.3

Total recognized in net periodic benefit expense and other comprehensive income (loss)	$13.4	$(2.8)

The estimated net loss and prior service cost for the Pension Plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2013 is $7.8 million ($4.8 million net of tax) and less than $0.1 million, respectively. The estimated net loss and prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense” during 2013 is $0.4 million ($0.3 million, net of tax) and $0.6 million ($0.4 million net of tax), respectively.

The benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the Pension Plan and SERPs and the postretirement benefit plans as of and for the years ended December 31 are as follows:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at the beginning of the year	$223.6	$221.5	$2.0	$1.0
Interest cost	10.6	11.4	0.1	0.1
Actuarial loss	24.8	3.4	0.6	1.8
Benefits paid	(13.3)	(12.7)	(0.2)	(0.9)

Benefit obligation at the end of the year	$245.7	$223.6	$2.5	$2.0

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at the beginning of the year	$110.1	$107.1	$—	$—
Actual return on plan assets	10.4	4.0	—	—
Employer contributions	14.2	11.7	0.2	0.9
Benefits paid	(13.3)	(12.7)	(0.2)	(0.9)

Fair value of plan assets at the end of the year	$121.4	$110.1	$—	$—

Unfunded status at the end of the year	$(124.3)	$(113.5)	$(2.5)	$(2.0)

The unfunded status of the pension and SERPs increased by 9.5 percent as the benefit obligation increased $22.1 million and the fair value of the pension plan assets increased $11.3 million during the year. The unfunded status of the Pension Plan was $52.9 million and $50.6 million at December 31, 2012 and 2011, respectively, and the unfunded status of the SERPs was $71.4 million and $62.8 million at December 31, 2012 and 2011, respectively.

Following are the components recognized in the Consolidated Balance Sheets relating to the Pension Plan and SERPs and the postretirement benefit plans at December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2012	2011	2012	2011
Components recognized in the Consolidated Balance Sheets:
Pension and other postretirement benefits liability	$(124.3)	$(113.5)	$(2.5)	$(2.0)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	70.6	60.5	3.4	2.0
Prior service cost (credit) for pension and postretirement benefits, net of tax	0.1	0.2	(2.9)	(2.2)

The projected benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and the postretirement benefit plans are in excess of the fair value of plan assets at December 31 as shown below:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$174.3	$160.8	$71.4	$62.8	$2.5	$2.0
Accumulated benefit obligation	174.3	160.8	71.4	62.8	—	—
Fair value of plan assets	121.4	110.1	—	—	—	—

Estimated future benefit payments for the Pension Plan and SERPs and the postretirement benefit plans for the years ended December 31 are as follows:

(Amounts in millions)	2013	2014	2015	2016	2017	2018-22
Pension and SERPs	$14.2	$14.3	$21.9	$14.5	$14.6	$73.6
Postretirement benefits	0.3	0.2	0.2	0.2	0.1	0.6

The Company has a minimum required contribution of approximately $4.3 million for the Pension Plan in 2013, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $4.4 million in 2013.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $3.8 million, $3.5 million and $3.4 million in 2012, 2011 and 2010, respectively. MoneyGram does not have an employee stock ownership plan.

International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $1.9 million, $1.2 million and $1.0 million for 2012, 2011 and 2010, respectively.

Deferred Compensation Plans — The discontinued Deferred Compensation Plans for Directors of MoneyGram, which allowed non-employee directors to defer all or part of their retainers, fees and stock awards, are unfunded and unsecured. The Company is not required to physically segregate any assets in connection with the deferred accounts.

The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At December 31, 2012 and 2011, the Company had a liability related to the deferred compensation plans of $2.5 million and $3.4 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trust had a market value of $8.6 million and $8.1 million at December 31, 2012 and 2011, respectively, recorded in “Other assets” in the Consolidated Balance Sheets.

Note 11 — Stockholders’ Deficit

Reverse Stock Split — On November 14, 2011, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 1 to 125 to 1. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split.

Following is a summary of the activity of the Company’s stock authorized, issued and outstanding at December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

December 31, 2010	—	—	—	162,500	15,389	10,453	(4,936)
Conversion of B Stock to common stock	—	—	—	—	39,325	39,325	—
Conversion of B-1 Stock to D stock	—	173	173	—	—	—	—
Conversion of D stock to common stock	—	(64)	(64)	—	7,994	7,994	—
Stock option exercises and release of restricted stock units	—	—	—	—	(444)	63	507

December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)
Stock option exercises and release of restricted stock units	—	—	—	—	—	22	22

December 31, 2012	200	109	109	162,500	62,264	57,857	(4,407)

On September 27, 2011, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A shares”), which results in the shares resuming their status as undesignated preferred stock of the Company. At December 31, 2010, the Company had 2,000,000 shares of Series A shares authorized. There were no Series A shares issued or outstanding in 2011 or 2012.

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

Series D Participating Convertible Preferred Stock — In connection with the 2011 Recapitalization, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs who receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive two percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder who receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. In connection with the spin-off from its former parent, Viad Corporation, MoneyGram was recapitalized such that there were 15,388,120 shares of MoneyGram common stock issued. On May 18, 2011, the Company issued an additional 39,325,154 shares of common stock in connection with the 2011 Recapitalization. See Note 1 — Description of Business — 2011 Recapitalization for further information. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2012 or 2011. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2011 Credit Agreement and the indenture governing the Company’s second lien notes.

Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2012, the Company has repurchased 6,795,017 shares of common stock under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. In relation to the reverse stock split, the Company repurchased 17 shares in 2011.

Accumulated Other Comprehensive Loss — The components of “Accumulated other comprehensive loss” at December 31 include:

(Amounts in millions)	2012	2011

Net unrealized gains on securities classified as available-for-sale, net of tax	$16.3	$21.5
Cumulative foreign currency translation adjustments, net of tax	2.6	1.0
Pension and postretirement benefits adjustments, net of tax	(71.2)	(60.5)

Accumulated other comprehensive loss	$(52.3)	$(38.0)

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. The Company is authorized to issue a total of 7,125,000 of share-based awards. As of December 31, 2012, the Company has remaining authorization to issue future grants of up to 1,995,184 shares.

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

Following is a summary of stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2012	2011	2010

Expense recognized related to stock options	$7.4	$15.6	$25.6
Expense recognized related to restricted stock units	1.8	0.7	0.4
Expense recognized related to restricted stock (1)	—	—	—
Expense related to stock appreciation rights (2)	—	—	—

Stock-based compensation expense	$9.2	$16.3	$26.0

(1)	Expense recognized related to restricted stock for 2012 was zero and for 2011 and 2010 was nominal.
(2)	Expense recognized related to stock appreciation rights for 2012 and 2011 was nominal and there was no expense for 2010.

Employee stock based compensation included a $1.2 million expense reversal for the year ended 2012 from forfeitures upon executive employee terminations.

Stock Options —Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.

Pursuant to the terms of options granted in 2010 and prior to the fourth quarter 2011, 50 percent of the options awarded become exercisable through the passage of time (the “Time-based Tranche”) and 50 percent of the options awarded become exercisable upon the achievement of certain market and performance conditions (the “Performance-based Tranche”). The Time-based Tranche generally becomes exercisable over a four-year period in an equal number of shares each year. The Performance-based Tranche becomes exercisable upon the achievement within five years of grant of the earlier of (a) a pre-defined common stock price for any period of 20 consecutive trading days, (b) a change in control of the Company resulting in a pre-defined per share consideration or (c) in the event the Company’s common stock does not trade on a U.S. exchange or trading market, resulting in the Company’s common stock meeting pre-defined equity values. All options granted in 2010, 2011 and 2012 have a term of 10 years. Beginning in the fourth quarter of 2011, all options issued are time-based and are exercisable over a four-year period in an equal number of shares each year.

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

	2012	2011	2010

Expected dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	69.7%-71.8%	71.3%-72.9%	72.9%-74.8%
Risk-free interest rate(3)	0.9%-1.5%	1.3%-2.9%	1.8%-3.3%
Expected life(4)	6.3 years	6.3-6.5 years	5.3-6.5 years
Weighted-average grant-date fair value per option	$10.60	$16.23	$16.40

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

(3)	The risk-free interest rate for the Black-Scholes model is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option.

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

A summary of the Company’s stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)

Options outstanding at December 31, 2011	5,365,085	$23.45
Granted	195,613	16.64
Exercised	(1,250)	17.36
Forfeited/Expired	(1,147,372)	27.47

Options outstanding at December 31, 2012	4,412,076	$22.10	6.98 years	$0.8

Vested or expected to vest at December 31, 2012	4,337,184	$22.13	6.96 years	$0.8

Options exercisable at December 31, 2012	1,466,247	$25.26	6.23 years	$0.5

The following represents stock option compensation information as of December 31:

(Amounts in millions)	2012	2011	2010

Intrinsic value of options exercised (1)	$—	$221.9	$1.3
Cash received from option exercises (1)	$—	$0.7	$2.0
Unrecognized stock option expense	$12.5
Remaining weighted-average vesting period	1.0 year

(1)	Intrinsic value and cash received from option exercises in 2012 was nominal.

Restricted Stock Units — During 2012 and in the fourth quarter of 2011, the Company issued grants of performance-based restricted stock units to certain employees which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA, defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses, meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grants, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.

In 2012, 2011 and 2010, the Company granted time-based restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company’s common stock.

The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2011 performance based restricted stock units, the grant date fair value at the minimum, target and maximum thresholds is $1.0 million, $1.9 million and $3.8 million, respectively. As of December 31, 2012, the Company believes it is probable it will achieve the performance goal between the minimum and target levels on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line and for grants to Directors, expense is recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income using the straight-line method over the vesting period.

A summary of the Company’s unvested restricted stock unit activity for the year ended December 31, 2012 is as follows:

	Total Shares	Weighted Average Price

Restricted stock units outstanding at December 31, 2011	337,676	$17.77
Granted	279,230	16.58
Vested	(20,896)	28.72
Forfeited	(63,786)	17.03

Restricted stock units outstanding at December 31, 2012	532,224	$16.80

The following represents restricted stock and restricted stock unit compensation information as of December 31:

(Amounts in millions)	2012	2011	2010

Market value of restricted stock vested	$—	$—	$0.3
Market value of restricted stock units vested	$0.6	$0.6	$—
Unrecognized restricted stock unit expense	$2.8
Remaining weighted-average vesting period	1.7 years

Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of December 31, 2012 under the minimum and maximum thresholds is $1.5 million and $5.3 million, respectively.

Stock Appreciation Rights — In November 2011, the Company issued a grant of stock appreciation rights to certain employees which entitle the holder to any per share appreciation from the price at issuance. The grants vest and become exercisable over a four-year period in an equal number of shares each year. Upon exercise, the employee will receive an amount that is equal to the excess of the closing sale price of the Company’s common stock at the time of exercise over the grant price paid in cash up to a maximum of $12.00.

The fair value of stock appreciation rights was calculated using a Black-Scholes single option pricing model and is recorded as a liability in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Expense for stock appreciation rights is recognized in the “Compensation and benefits” line in the Consolidated Statements of (Loss) Income using the straight-line method over the vesting period. Expense related to stock appreciation rights was nominal for 2012 and 2011.

A summary of the Company’s stock appreciation rights activity for the year ended December 31, 2012 is as follows:

	Total Shares	Weighted Average Price

Stock appreciation rights outstanding at December 31, 2011	8,600	$17.03
Granted	—	—

Stock appreciation rights outstanding at December 31, 2012	8,600	$17.03

Note 13 — Income Taxes

The components of (loss) income before income taxes for the years ended December 31 are as follows:

(Amounts in millions)	2012	2011	2010

United States	$(9.6)	$39.7	$56.9
Foreign	0.7	0.1	1.5

(Loss) income before income taxes	$(8.9)	$39.8	$58.4

Foreign income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. Income tax expense (benefit) is as follows for the years ended December 31 are as follows:

(Amounts in millions)	2012	2011	2010

Current:
Federal	$6.1	$40.0	$(0.7)
State	0.5	6.3	0.1
Foreign	4.0	6.9	5.2

Current income tax expense	10.6	53.2	4.6
Deferred income tax expense (benefit)	29.8	(72.8)	10.0

Income tax expense (benefit)	$40.4	$(19.6)	$14.6

As of December 31, 2012 and 2011, the Company had a net income tax payable of $52.3 million and $51.5 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets and a net income tax receivable of $3.4 million and $1.6 million, respectively, recorded in the “Other assets” line in the Consolidated Balance Sheets. Income taxes paid were $2.9 million, $3.7 million and $3.9 million for 2012, 2011 and 2010, respectively. The Company received federal income tax refunds of $3.8 million in 2010. No refunds were received in 2012 or 2011.

A reconciliation of the expected federal income tax (benefit) expense at statutory rates to the actual tax expense (benefit) provided for the years ended in December 31 are as follows:

(Amounts in millions)	2012	2011	2010

Income tax (benefit) expense at statutory federal income tax rate	$(3.1)	$13.9	$20.4
Tax effect of:
State income tax, net of federal income tax effect	0.9	1.9	1.3
Valuation allowance	0.6	(31.4)	(10.0)
International taxes	1.8	1.3	1.4
Net permanent difference	1.0	(6.0)	0.1
Increase (decrease) in tax reserve	37.1	(0.2)	(0.4)
Stock options	3.7	1.3	—
Other	(1.6)	(0.4)	1.8

Income tax expense (benefit)	$40.4	$(19.6)	$14.6

In 2012, the Company recognized a tax expense of $40.4 million on pre-tax loss of $8.9 million resulting from the non-deductibility of the Department of Justice legal settlements and the reversal of tax benefits recorded on cancelled stock options for executive employee terminations. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.

In 2011, the Company recognized a tax benefit of $19.6 million, reflecting benefits of $34.0 million for the reversal of a portion of the valuation allowance on domestic deferred tax assets, partially offset by an increase in the valuation allowance on a portion of deferred tax assets as a result of losses in certain jurisdictions outside of the U.S. The effective tax rate for 2011 reflects the expected utilization of net operating loss carry-forwards based on the Company’s review of current facts and circumstances, including the three year cumulative income position and expectations that the Company will maintain a cumulative income tax position in the future. Net permanent differences in 2011 include a benefit of $9.7 million from the sale of assets, partially offset by the effect of non-deductible capital transaction costs and reorganization and restructuring expenses of $2.1 million and $0.9 million, respectively.

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

The Company’s deferred tax assets and liabilities at December 31 are composed of the following:

(Amounts in millions)	2012	2011

Deferred tax assets:
Postretirement benefits and other employee benefits	$57.3	$56.9
Tax loss carryovers	415.0	414.2
Tax credit carryovers	27.9	35.5
Basis difference in revalued investments	87.9	101.1
Bad debt and other reserves	3.6	5.2
Other	1.9	—
Valuation allowance	(477.0)	(476.3)

Total deferred tax asset	116.6	136.6

Deferred tax liabilities:
Depreciation and amortization	(70.3)	(66.7)

Gross deferred tax liability	(70.3)	(66.7)

Net deferred tax asset	$46.3	$69.9

Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Substantially all of the deferred tax assets relate to the U.S. jurisdiction.

In 2010, based on cumulative losses, a valuation allowance was recorded for a substantial portion of our net deferred tax asset. During 2011, the Company released a portion of the valuation allowance based on a three year cumulative income position and the expectation that the Company will maintain a cumulative income position in the future. Changes in facts and circumstances in the future may cause the Company to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized. The Company continues to evaluate additional available tax positions related to the securities losses in prior years.

The amount and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2012 are as follows:

(Amounts in millions)	Expiration Date	Amount

United States federal and state loss carry-forwards	2013 -2017	$1,066.5
United States federal tax credit carry-forwards	2020 -2032	4.1
United States federal tax credit carry-forwards	Indefinite	23.8

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S. federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, U.S. federal and certain state income tax examinations for 2005 through 2010.

The IRS has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. As of December 31, 2012, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Following is a reconciliation of unrecognized tax benefits for the years ended December 31 are as follows:

(Amounts in millions)	2012	2011	2010

Beginning balance	$9.6	$10.2	$10.7
Additions based on tax positions related to prior years	1.6	—	—
Additions based on tax positions related to current year	40.8	—	—
Settlements	—	—	(0.3)
Lapse in statute of limitations	(0.4)	(0.5)	(0.2)
Reductions for tax positions of prior years	—	(0.1)	—

Ending balance	$51.6	$9.6	$10.2

As of December 31, 2012, the liability for unrecognized tax benefits was $51.6 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of (Loss) Income. For the years ended December 31, 2012, 2011 and 2010, the Company accrued approximately $0.7 million, $0.2 million and $0.3 million, respectively, in interest and penalties in its Consolidated Statements of (Loss) Income, respectively. As of December 31, 2012 and 2011, the Company had a liability of $2.0 million and $1.6 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of December 31, 2012, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2012 and 2011, a deferred tax liability of $5.6 million and $5.9 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 14 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At December 31, 2012 and 2011, the deferred rent liability relating to these incentives was $2.6 million and $2.7 million, respectively.

Rent expense under operating leases was $15.6 million, $16.6 million and $15.3 million during 2012, 2011 and 2010, respectively. Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at December 31, 2012 are (amounts in millions):

2013	$13.6
2014	12.9
2015	10.1
2016	4.4
2017	4.1
Thereafter	13.0

Total	$58.1

Credit Facilities — At December 31, 2012, the Company has one overdraft facility through its senior facility consisting of a $0.4 million of letter of credit to assist in the management of investments and the clearing of payment service obligations. This overdraft facility reduces the amount available under the senior facility. Fees on the letter of credit are paid in accordance with the terms of the senior facility described in Note 9 — Debt.

Minimum Commission Guarantees — In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee and other commissions expense” line in the Consolidated Statements of (Loss) Income.

At December 31, 2012, the liability for minimum commission guarantees is $3.6 million and the maximum amount that could be paid under the minimum commission guarantees is $11.8 million over a weighted average remaining term of 2.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2012 and 2011, the Company paid $0.5 million and $0.4 million, respectively, or 22 percent and 34 percent, respectively, of the estimated maximum payment for the year.

Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2012, the total amount of unfunded commitments related to these agreements was $0.3 million. The amortization expense was recognized as part of “Transaction and operations support” expense in the Consolidated Statements of (Loss) Income.

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $38.7 million and $3.0 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively. A charge of $108.8 million and $1.9 million and a net gain of $12.7 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of (Loss) Income during 2012, 2011 and 2010, respectively for legal proceedings.

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

The terms of the settlement are set forth in a Stipulation and Agreement of Compromise and Settlement, dated as of July 19, 2012, referred to herein as the Stipulation. The Stipulation provided for a settlement payment of $10.0 million, to be distributed pro rata to certain stockholders, net of attorneys’ fees to be awarded by the Delaware Court. During the three and nine months ended September 30, 2012, the Company recognized $6.5 million of expense for the proposed settlement. The Company, THL, Goldman Sachs, the Company’s directors and other parties agreed to share financial responsibility for funding the settlement payment as follows: (i) the Company contributed $3.5 million; (ii) the Company’s insurer contributed $2.8 million under the Company’s director and officer liability policy; (iii) THL and the individuals nominated by THL as directors of the Company, referred to collectively herein as the THL Directors, waived all future rights to receive cash or equity compensation from the Company for services by the THL Directors or any other directors nominated by THL, and the Company contributed $2.0 million toward the settlement payment in recognition of such waiver; (iv) Goldman Sachs agreed to waive reimbursements of $1.0 million of legal fees and expenses associated with the Company’s 2011 Recapitalization, and the Company contributed this amount toward the settlement payment; and (v) other parties with rights related to the 2011 Recapitalization agreed to waive reimbursement of $0.8 million of legal fees and expenses, and the Company contributed this amount toward the settlement payment. During the third quarter of 2012, the Company recognized $3.0 million of additional paid in capital for the amounts that THL and Goldman Sachs contributed for the settlement. The Stipulation also included a release by the putative class of stockholders of all claims with respect to the allegations in the action or relating to the 2011 Recapitalization. On January 7, 2013, the Delaware Court awarded class counsel $3.4 million in fees, to be paid from the settlement fund. The remaining $6.6 million will be distributed to class member stockholders pursuant to the terms of the Stipulation, during the first and second quarters of 2013.

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

Under the DPA, the Company agreed to a forfeiture of $100.0 million that will be available to victims of the consumer fraud scams perpetrated through MoneyGram’s agents, of which $65.0 million was paid within five business days from entering into the DPA and the remaining $35.0 million was paid within 90 days of the date of the agreement. MoneyGram made an accrual in the second quarter of 2012 for $30.0 million and the Company made an additional accrual in the third quarter of 2012 for $70.0 million. As of December 31, 2012, the Company had an accrual of $35.0 million related to this matter within the “Accounts payable and other liabilities” line item.

Pursuant to the DPA, the MDPA and US DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania, charging the Company with knowingly and intentionally aiding and abetting wire fraud and willfully failing to implement an effective anti-money laundering program. In consideration of, among other factors, the (a) past and future cooperation of the Company; (b) above-referenced forfeiture; (c) Company’s implementation and maintenance of remedial measures; and (d) Company’s undertaking to continue to enhance compliance beyond the enhancements already made, the MDPA and US DOJ will recommend to the Court that the prosecution of the Company be deferred during the duration of the DPA. The MDPA and US DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year period of the DPA.

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

Action Commenced by the Company:

CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.

Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed a response to the Company’s petition on July 18, 2012 reasserting its original position relating to the years 2005-2007. The IRS’ response to the Company’s December 17, 2012 petition was received in February 2013 and the IRS reasserted its original position.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments, Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28 percent, 29 percent and 30 percent of total revenue in 2012, 2011 and 2010, respectively. Businesses that are not operated within these segments are categorized as “Other,” and primarily related to discontinued products and businesses. Segment pre-tax operating income and segment operating margin are used to review segment operating performance and to allocate resources.

Prior to the fourth quarter of 2011, the Company managed the Global Funds Transfer segment as two geographical regions or operating segments, the Americas and EMEAAP (Europe, Middle East, Africa, Asia Pacific), to coordinate sales, agent management and marketing activities. During the fourth quarter of 2011, these operating segments were aggregated into one reporting segment. As the Company no longer monitors performance and allocates resources by region, the Company has one operating and reporting segment for Global Funds Transfer.

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

Also excluded from net operating income for Global Funds Transfer and Financial Paper Products are interest and other expenses related to the Company’s credit agreements, items related to the Company’s preferred stock, operating income from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs, certain legal and corporate costs not related to the performance of the segments and reorganization and restructuring costs.

Unallocated expenses in 2012 include $119.2 million of legal expenses for the settlement in connection with MDPA/US DOJ investigation and the shareholder litigation, $1.0 million of severance and related costs from executive terminations as well as other net corporate costs of $7.6 million not allocated to the segments. Unallocated expenses in 2011 include $4.8 million of legal settlements and related costs for securities litigation associated with our 2011 Recapitalization, $0.3 million of asset impairments and other net corporate costs of $4.8 million not allocated to the segments. Unallocated expenses in 2010 include $1.8 million of asset impairments in addition to other net corporate costs of $7.4 million not allocated to the segments.

The following tables set forth revenue, operating results, depreciation and amortization, capital expenditures and assets by segment for the years ended December 31:

(Amounts in millions)	2012	2011	2010
Revenue
Global Funds Transfer:
Money transfer	$1,149.1	$1,040.1	$926.8
Bill payment	106.1	112.6	126.5

Total Global Funds Transfer	1,255.2	1,152.7	1,053.3
Financial Paper Products:
Money order	57.5	60.4	68.3
Official check	27.0	32.9	41.2

Total Financial Paper Products	84.5	93.3	109.5
Other	1.5	1.8	3.9

Total revenue	$1,341.2	$1,247.8	$1,166.7

(Amounts in millions)	2012	2011	2010
Segment operating income:
Global Funds Transfer	$149.6	$124.8	$139.3
Financial Paper Products	32.7	29.2	36.5

Total segment operating income	182.3	154.0	175.8
Other	(129.9)	(11.4)	(17.4)

Total operating income	52.4	142.6	158.4
Net securities gains	(10.0)	(32.8)	(2.1)
Interest expense	70.9	86.2	102.1
Debt extinguishment costs	—	37.5	—
Other costs	0.4	11.9	—

(Loss) income before income taxes	$(8.9)	$39.8	$58.4

(Amounts in millions)	2012	2011	2010
Depreciation and amortization:
Global Funds Transfer	$40.7	$40.5	$40.5
Financial Paper Products	3.5	5.4	7.5
Other	0.1	0.1	0.1

Total depreciation and amortization	$44.3	$46.0	$48.1

Capital expenditures:
Global Funds Transfer	$50.6	$44.3	$37.1
Financial Paper Products	6.1	5.8	5.9

Total capital expenditures	$56.7	$50.1	$43.0

At December 31:

(Amounts in millions)	2012	2011
Assets:
Global Funds Transfer	$1,448.3	$1,247.4
Financial Paper Products	3,395.1	3,683.4
Other	307.2	244.8

Total assets	$5,150.6	$5,175.6

Geographic areas — International revenues are defined as revenues generated from money transfer transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The table below presents revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2012	2011	2010
United States	$822.5	$768.7	$762.3
International	518.7	479.1	404.4

Total revenue	$1,341.2	$1,247.8	$1,166.7

Note 16 — Quarterly Financial Data (Unaudited)

The summation of quarterly earnings per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

(Amounts in millions, except per share data)	First (1)	Second (1)	Third (1)	Fourth (1)
Revenue	$318.1	$330.1	$338.6	$354.4
Total operating expenses	282.2	326.9	366.0	313.7

Operating income (loss)	35.9	3.2	(27.4)	40.7
Total other expenses, net	17.9	18.0	17.7	7.7

Income (loss) before income taxes	$18.0	$(14.8)	$(45.1)	$33.0

Net income (loss)	$10.3	$(25.1)	$(54.7)	$20.2

Income (loss) per common share
Basic	$0.14	$(0.35)	$(0.77)	$0.28
Diluted	$0.14	$(0.35)	$(0.77)	$0.28

2011 Fiscal Quarters

(Amounts in millions, except per share data)	First (2)	Second (2)	Third (2)	Fourth (2)
Revenue	$294.0	$310.0	$322.0	$321.8
Total operating expenses	262.3	275.7	281.6	285.6

Operating income	31.7	34.3	40.4	36.2
Total other expenses, net	20.6	4.9	23.1	54.2

Income (loss) before income taxes	$11.1	$29.4	$17.3	$(18.0)

Net income	$14.0	$26.4	$15.9	$3.1

(Loss) income per common share
Basic	$(0.26)	$(1.37)	$0.03	$0.04
Diluted	$(0.26)	$(1.37)	$0.03	$0.04

(1)

Operating expenses in the first, second, third and fourth quarter of 2012 include reorganization and restructuring costs of $5.8 million, $4.4 million, $4.0 million and $5.1 million, respectively. Operating expenses in the first, second, third and fourth quarter of 2012 include legal expenses of $3.6 million, $39.6 million, $72.3 million, and $3.7 million, respectively. The Company expensed $30.0 million and $70.0 million in the second and third quarter, respectively, related to the forfeiture settlement entered into on November 9, 2012 between the Company and the MDPA and US DOJ. For further discussion, see Note 14 — Commitments and Contingencies.

(2)

Operating expenses in the first, second, third and fourth quarter of 2011 include reorganization and restructuring costs of $2.9 million, $5.6 million, $6.4 million and $6.2 million, respectively. Operating expenses in the second, third and fourth quarters of 2011 include legal expenses of $2.6 million, $1.3 million and $0.9 million, respectively. Other expenses in the second quarter of 2011 include net securities gains of $32.8 million, reorganization and restructuring costs of $2.3 million, capital transaction costs of $5.5 million, asset impairment charges of $1.8 million and debt extinguishment loss of $5.2 million. Other expenses in the third quarter of 2011 include impairment loss from asset disposition of $0.9 million. Other expenses in the fourth quarter of 2011 include debt extinguishment loss of $32.3 million, capital transaction costs of $1.0 million and asset impairment charges of $0.3 million.

Note 17 — Condensed Consolidating Financial Statements

In the event the Company offers equity or debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).

The following information represents condensed, consolidating Balance Sheets as of December 31, 2012 and 2011, along with condensed, consolidating Statements of (Loss) Income, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.3	2,585.5	95.4	—	2,683.2
Receivables, net (substantially restricted)	—	1,190.8	15.7	—	1,206.5
Short-term investments (substantially restricted)	—	425.0	25.1	—	450.1
Available-for-sale investments (substantially restricted)	—	63.5	—	—	63.5
Property and equipment, net	—	99.8	28.1	—	127.9
Goodwill	—	306.9	121.8	—	428.7
Other assets	7.5	181.6	19.4	(17.8)	190.7
Equity investments in subsidiaries	26.6	181.0	—	(207.6)	—
Intercompany receivables	—	165.9	—	(165.9)	—

Total assets	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,127.0	$48.4	$—	$4,175.4
Debt	—	809.9	—	—	809.9
Pension and other postretirement benefits	—	126.8	—	—	126.8
Accounts payable and other liabilities	60.0	109.7	48.0	(17.8)	199.9
Intercompany liabilities	137.8	—	28.1	(165.9)	—

Total liabilities	197.8	5,173.4	124.5	(183.7)	5,312.0
Total stockholders’ (deficit) equity	(161.4)	26.6	181.0	(207.6)	(161.4)

Total liabilities and stockholders’ (deficit) equity	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,432.7	$300.6	$(404.7)	$1,328.6
Investment revenue	—	12.1	0.5	—	12.6

Total revenue	—	1,444.8	301.1	(404.7)	1,341.2
EXPENSES
Fee and other commissions expense	—	756.0	161.3	(318.1)	599.2
Investment commissions expense	—	0.3	—	—	0.3

Total commissions expense	—	756.3	161.3	(318.1)	599.5
Compensation and benefits	—	175.5	66.1	—	241.6
Transaction and operations support	10.6	382.4	49.3	(86.6)	355.7
Occupancy, equipment and supplies	—	34.5	13.2	—	47.7
Depreciation and amortization	—	31.2	13.1	—	44.3

Total operating expenses	10.6	1,379.9	303.0	(404.7)	1,288.8

OPERATING (LOSS) INCOME	(10.6)	64.9	(1.9)	—	52.4

Other expense (income)
Net securities gains	—	(10.0)	—	—	(10.0)
Interest expense	—	70.9	—	—	70.9
Other costs	0.3	0.1	—	—	0.4

Total other expenses, net	0.3	61.0	—	—	61.3

(Loss) income before income taxes	(10.9)	3.9	(1.9)	—	(8.9)
Income tax (benefit) expense	(6.3)	42.5	4.2	—	40.4

(Loss) income after income taxes	(4.6)	(38.6)	(6.1)	—	(49.3)
Equity income (loss) in subsidiaries	(44.7)	(6.1)	—	50.8	—

NET (LOSS) INCOME	$(49.3)	$(44.7)	$(6.1)	$50.8	$(49.3)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(49.3)	$(44.7)	$(6.1)	$50.8	$(49.3)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding (losses) gains arising during the year, net of tax expense of $1.4	(5.2)	4.8	—	5.2	4.8
Reclassification adjustment for net realized gains included in net (loss) income, net of tax expense of $0.0	—	(10.0)	—	—	(10.0)
Pension and postretirement benefit plans:
Amortization of prior service (credit) costs for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.2	(0.4)	(0.4)	—	0.4	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $2.4	3.9	3.9	—	(3.9)	3.9
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $8.7	(14.2)	(14.2)	—	14.2	(14.2)
Unrealized foreign currency translation gains (losses), net of tax expense of $1.0	1.6	0.1	1.8	(1.9)	1.6

Other comprehensive (loss) income	(14.3)	(15.8)	1.8	14.0	(14.3)

COMPREHENSIVE (LOSS) INCOME	$(63.6)	$(60.5)	$(4.3)	$64.8	$(63.6)

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8.4	$(71.7)	$7.2	$—	$(56.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments classified as available-for-sale (substantially restricted)	—	10.0	—	—	10.0
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	—	31.6	—	—	31.6
Purchase of short-term investments (substantially restricted)	—	(425.0)	(48.5)	—	(473.5)
Proceeds from maturities of short-term investments (substantially restricted)	—	500.0	48.1	—	548.1
Purchases of property and equipment	—	(44.9)	(14.7)	—	(59.6)
Proceeds from disposal of assets and businesses	—	1.0	—	—	1.0
Dividends to parent/Capital contribution from subsidiary guarantors	—	(7.9)	—	7.9	—

Net cash provided by (used in) investing activities	—	64.8	(15.1)	7.9	57.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(1.5)	—	—	(1.5)
Intercompany financings	(8.4)	8.4	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	—	7.9	(7.9)	—

Net cash (used in) provided by financing activities	(8.4)	6.9	7.9	(7.9)	(1.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	0.6	2,462.1	109.5	—	2,572.2
Receivables, net (substantially restricted)	—	1,204.9	15.2	—	1,220.1
Short-term investments (substantially restricted)	—	500.0	22.0	—	522.0
Investments and related put options (substantially restricted)	—	102.8	—	—	102.8
Property and equipment, net	—	87.1	29.2	—	116.3
Goodwill	—	306.9	121.8	—	428.7
Other assets	4.8	190.3	18.4	—	213.5
Equity investments in subsidiaries	85.4	177.4	—	(262.8)	—
Intercompany receivables	—	187.4	—	(187.4)	—

Total assets	$90.8	$5,218.9	$316.1	$(450.2)	$5,175.6

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,138.4	$67.0	$—	$4,205.4
Debt	—	810.9	—	—	810.9
Pension and other postretirement benefits	—	118.6	1.7	—	120.3
Accounts payable and other liabilities	54.8	65.6	28.8	—	149.2
Intercompany liabilities	146.2	—	41.2	(187.4)	—

Total liabilities	201.0	5,133.5	138.7	(187.4)	5,285.8
Total stockholders’ (deficit) equity	(110.2)	85.4	177.4	(262.8)	(110.2)

Total liabilities and stockholders’ (deficit) equity	$90.8	$5,218.9	$316.1	$(450.2)	$5,175.6

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,203.4	$288.5	$(261.0)	$1,230.9
Investment revenue	—	16.4	0.5	—	16.9

Total revenue	—	1,219.8	289.0	(261.0)	1,247.8
EXPENSES
Fee and other commissions expense	—	576.5	148.4	(177.3)	547.6
Investment commissions expense	—	0.4	—	—	0.4

Total commissions expense	—	576.9	148.4	(177.3)	548.0
Compensation and benefits	—	173.6	62.1	—	235.7
Transaction and operations support	6.1	258.0	47.4	(83.7)	227.8
Occupancy, equipment and supplies	—	36.0	11.7	—	47.7
Depreciation and amortization	—	34.5	11.5	—	46.0

Total operating expenses	6.1	1,079.0	281.1	(261.0)	1,105.2

OPERATING (LOSS) INCOME	(6.1)	140.8	7.9	—	142.6

Other expense (income)
Net securities gains	—	(32.8)	—	—	(32.8)
Interest expense	—	86.2	—	—	86.2
Debt extinguishment costs	—	37.5	—	—	37.5
Other costs	6.5	5.1	0.3	—	11.9

Total other expenses, net	6.5	96.0	0.3	—	102.8

(Loss) income before income taxes	(12.6)	44.8	7.6	—	39.8
Income tax (benefit) expense	(4.4)	(18.3)	3.1	—	(19.6)

(Loss) income after income taxes	(8.2)	63.1	4.5	—	59.4
Equity income (loss) in subsidiaries	67.6	4.5	—	(72.1)	—

NET INCOME (LOSS)	$59.4	$67.6	$4.5	$(72.1)	$59.4

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$59.4	$67.6	$4.5	$(72.1)	$59.4
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the year, net of tax expense of $0.6	0.3	0.3	—	(0.3)	0.3
Pension and postretirement benefit plans:
Amortization of prior service (credit) costs for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.2	(0.4)	(0.4)	—	0.4	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $2.5	4.0	4.0	—	(4.0)	4.0
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $3.6	(5.8)	(5.8)	—	5.8	(5.8)
Unrealized foreign currency translation (losses) gains, net of tax benefit of $2.6	(4.2)	(4.8)	(1.9)	6.7	(4.2)

Other comprehensive (loss) income	(6.1)	(6.7)	(1.9)	8.6	(6.1)

COMPREHENSIVE INCOME (LOSS)	$53.3	$60.9	$2.6	$(63.5)	$53.3

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$41.7	$112.5	$33.9	$—	$188.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	—	56.3	—	—	56.3
Proceeds from settlements of investments (substantially restricted)	—	32.8	—	—	32.8
Purchase of short-term investments (substantially restricted)	—	(494.1)	(46.2)	—	(540.3)
Proceeds from maturities of short-term investments (substantially restricted)	—	400.5	22.0	—	422.5
Purchases of property and equipment	—	(28.2)	(16.0)	—	(44.2)
Proceeds from disposal of assets and businesses	—	2.7	—	—	2.7
Cash paid for acquisitions, net of cash acquired	—	—	(0.1)	—	(0.1)
Dividends to parent/Capital contribution from subsidiary guarantors	241.9	(6.4)	—	(235.5)	—

Net cash provided by (used in) investing activities	241.9	(36.4)	(40.3)	(235.5)	(70.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	536.0	—	—	536.0
Transaction costs for issuance and amendment of debt	—	(17.1)	—	—	(17.1)
Payments on debt	—	(366.6)	—	—	(366.6)
Prepayment penalty on debt	—	(23.2)	—	—	(23.2)
Additional consideration issued in connection with conversion of mezzanine equity	(218.3)	—	—	—	(218.3)
Transaction costs for the conversion and issuance of stock	(5.4)	—	—	—	(5.4)
Cash dividends paid on mezzanine equity	(20.5)	—	—	—	(20.5)
Transaction costs for secondary offering	—	(3.4)	—	—	(3.4)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Intercompany financings	(40.1)	40.1	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(241.9)	6.4	235.5	—

Net cash (used in) provided by financing activities	(283.6)	(76.1)	6.4	235.5	(117.8)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2010

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,125.1	$204.3	$(184.0)	$1,145.4
Investment revenue	—	21.1	0.2	—	21.3

Total revenue	—	1,146.2	204.5	(184.0)	1,166.7
EXPENSES
Fee and other commissions expense	—	527.6	91.6	(118.4)	500.8
Investment commissions expense	—	0.7	—	—	0.7

Total commissions expense	—	528.3	91.6	(118.4)	501.5
Compensation and benefits	(0.2)	175.5	51.1	—	226.4
Transaction and operations support	1.6	209.0	40.8	(65.6)	185.8
Occupancy, equipment and supplies	—	37.0	9.5	—	46.5
Depreciation and amortization	—	37.4	10.7	—	48.1

Total operating expenses	1.4	987.2	203.7	(184.0)	1,008.3

OPERATING (LOSS) INCOME	(1.4)	159.0	0.8	—	158.4

Other expense (income)
Net securities gains	—	(2.1)	—	—	(2.1)
Interest expense	—	102.1	—	—	102.1
Other costs	—	—	—	—	—

Total other expenses, net	—	100.0	—	—	100.0

(Loss) income before income taxes	(1.4)	59.0	0.8	—	58.4
Income tax (benefit) expense	(0.5)	11.2	3.9	—	14.6

(Loss) income after income taxes	(0.9)	47.8	(3.1)	—	43.8
Equity income (loss) in subsidiaries	44.7	(3.1)	—	(41.6)	—

NET INCOME (LOSS)	$43.8	$44.7	$(3.1)	$(41.6)	$43.8

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2010

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$43.8	$44.7	$(3.1)	$(41.6)	$43.8
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the year, net of tax expense of $0.0	4.8	4.5	—	(4.8)	4.5
Reclassification adjustment for net realized losses included in net income (loss), net of tax expense of $0.0	—	0.3	—	—	0.3
Pension and postretirement benefit plans:
Amortization of prior service costs (credit) for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.0	0.1	0.1	—	(0.1)	0.1
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $1.9	3.1	3.1	—	(3.1)	3.1
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $2.7	(4.4)	(4.4)	—	4.4	(4.4)
Unrealized foreign currency translation gains (losses), net of tax expense of $0.1	5.2	5.4	0.7	(11.1)	0.2

Other comprehensive income (loss)	8.8	9.0	0.7	(14.7)	3.8

COMPREHENSIVE INCOME (LOSS)	$52.6	$53.7	$(2.4)	$(56.3)	$47.6

MONEYGRAM INTERNATIONAL, INC.

CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(21.9)	$73.0	$9.6	$—	$60.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	—	141.0	—	—	141.0
Purchase of short-term investments (substantially restricted)	—	(707.1)	—	—	(707.1)
Proceeds from maturities of short-term investments (substantially restricted)	—	701.4	—	—	701.4
Purchases of property and equipment	—	(25.4)	(14.8)	—	(40.2)
Proceeds from disposal of assets and businesses	—	7.5	—	—	7.5
Cash paid for acquisitions, net of cash acquired	—	(1.4)	1.1	—	(0.3)
Dividends to parent/Capital contribution from subsidiary guarantors	20.0	(4.1)	—	(15.9)	—

Net cash provided by (used in) investing activities	20.0	111.9	(13.7)	(15.9)	102.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(165.0)	—	—	(165.0)
Proceeds from exercise of stock options	2.0	—	—	—	2.0
Intercompany financings	(0.1)	0.1	—	—	—
Dividends from guarantors/Capital contribution to non-guarantors	—	(20.0)	4.1	15.9	—

Net cash provided by (used in) financing activities	1.9	(184.9)	4.1	15.9	(163.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS — Beginning of period	—	—	—	—	—

CASH AND CASH EQUIVALENTS — End of period	$—	$—	$—	$—	$—