Form 10-Q
period 2013-03-31
MONEYGRAM INTERNATIONAL INC
filed 2013-05-03
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from            to            .
Commission File Number: 001-31950
___________________________________
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
 ___________________________________

Delaware	16-1690064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2828 N. Harwood St., 15th Floor Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 999-7552
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________
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
As of May 1, 2013, 57,905,399 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,430.2	2,683.2
Receivables, net (substantially restricted)	1,170.4	1,206.5
Short-term investments (substantially restricted)	501.9	450.1
Available-for-sale investments (substantially restricted)	56.2	63.5
Property and equipment, net	127.4	127.9
Goodwill	428.7	428.7
Other assets	177.2	190.7
Total assets	$4,892.0	$5,150.6

LIABILITIES
Payment service obligations	$3,939.0	$4,175.4
Debt	849.2	809.9
Pension and other postretirement benefits	126.1	126.8
Accounts payable and other liabilities	149.4	199.9
Total liabilities	5,063.7	5,312.0

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at March 31, 2013 and December 31, 2012, respectively	281.9	281.9
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at March 31, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	1,003.7	1,001.0
Retained loss	(1,278.5)	(1,265.9)
Accumulated other comprehensive loss	(52.7)	(52.3)
Treasury stock: 4,407,038 shares at March 31, 2013 and December 31, 2012, respectively	(126.7)	(126.7)
Total stockholders’ deficit	(171.7)	(161.4)
Total liabilities and stockholders’ deficit	$4,892.0	$5,150.6

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2013	2012
REVENUE
Fee and other revenue	$337.7	$314.9
Investment revenue	2.8	3.2
Total revenue	340.5	318.1
OPERATING EXPENSES
Fee and other commissions expense	154.3	141.9
Investment commissions expense	0.1	0.1
Total commissions expense	154.4	142.0
Compensation and benefits	65.5	59.1
Transaction and operations support	51.5	58.2
Occupancy, equipment and supplies	13.0	12.2
Depreciation and amortization	11.8	10.7
Total operating expenses	296.2	282.2
OPERATING INCOME	44.3	35.9
OTHER EXPENSE
Interest expense	17.4	17.9
Debt extinguishment costs	45.3	—
Total other expense	62.7	17.9
(Loss) income before income taxes	(18.4)	18.0
Income tax (benefit) expense	(5.8)	7.7
NET (LOSS) INCOME	$(12.6)	$10.3

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.18)	$0.14
Diluted	$(0.18)	$0.14

Weighted-average outstanding common shares and equivalents used in computing (loss) income per share
Basic	71.5	71.5
Diluted	71.5	71.6

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
NET (LOSS) INCOME	$(12.6)	$10.3
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax (benefit) expense of ($0.1) and $0.5	—	1.0
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $0.1 and $0.1	(0.1)	(0.1)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.7 and $0.6	1.3	1.0
Unrealized foreign currency translation (losses) gains, net of tax (benefit) expense of ($1.0) and $1.3	(1.6)	2.0
Other comprehensive (loss) income	(0.4)	3.9
COMPREHENSIVE (LOSS) INCOME	$(13.0)	$14.2

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12.6)	$10.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11.8	10.7
Signing bonus amortization	8.8	8.3
Asset impairments and net losses upon disposal	—	0.2
Loss on debt extinguishment	45.3	—
Amortization of debt discount and deferred financing costs	1.4	1.4
Provision for uncollectible receivables	2.4	1.5
Non-cash compensation and pension expense	4.5	5.3
Changes in foreign currency translation adjustments	(1.6)	2.0
Signing bonus payments	(8.6)	(4.9)
Change in other assets	6.0	0.5
Change in accounts payable and other liabilities	(49.2)	(4.4)
Other non-cash items, net	—	(1.4)
Total adjustments	20.8	19.2
Change in cash and cash equivalents (substantially restricted)	253.0	24.9
Change in receivables (substantially restricted)	33.7	8.1
Change in payment service obligations	(236.4)	(52.8)
Net cash provided by operating activities	58.5	9.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	6.7	10.8
Purchases of short-term investments (substantially restricted)	(264.7)	(211.8)
Proceeds from maturities of short-term investments (substantially restricted)	211.1	210.1
Purchases of property and equipment	(15.2)	(18.6)
Proceeds from disposal of property and equipment	—	0.2
Net cash used in investing activities	(62.1)	(9.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—
Transaction costs for issuance and amendment of debt	(11.8)	—
Payments on debt	(813.1)	(0.4)
Prepayment penalty	(21.5)	—
Net cash provided by (used in) financing activities	3.6	(0.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—
Supplemental cash flow information:
Cash payments for interest	$15.6	$16.5
Cash payments for income taxes	$0.1	$0.1
Accrued purchases of property and equipment	$3.2	$2.7

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net loss	—	—	—	(12.6)	—	—	(12.6)
Employee benefit plans	—	—	2.4	—	—	—	2.4
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.1)	—	(0.1)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	1.3	—	1.3
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.6)	—	(1.6)
March 31, 2013	$281.9	$0.6	$1,003.7	$(1,278.5)	$(52.7)	$(126.7)	$(171.7)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at March 31, 2013 and December 31, 2012:

(Amounts in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,430.2	$2,683.2
Receivables, net (substantially restricted)	1,170.4	1,206.5
Short-term investments (substantially restricted)	501.9	450.1
Available-for-sale investments (substantially restricted)	56.2	63.5
	4,158.7	4,403.3
Payment service obligations	3,939.0	4,175.4
Assets in excess of payment service obligations	$219.7	$227.9
The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2013 and December 31, 2012. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2013.

Note 3 — Fair Value Measurement

The following tables show the Company’s financial assets and liabilities measured at fair value by hierarchy level:

	Fair Value at March 31, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	30.5	—	30.5
Other asset-backed securities	—	—	17.7	17.7
Investment related to deferred compensation trust	9.0	—	—	9.0
Forward contracts	—	0.6	—	0.6
Total financial assets	$9.0	$39.1	$17.7	$65.8
Financial liabilities:
Forward contracts	$—	$(0.2)	$—	$(0.2)

	Fair Value at December 31, 2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.9	$—	$8.9
Residential mortgage-backed securities — agencies	—	36.6	—	36.6
Other asset-backed securities	—	—	18.0	18.0
Investment related to deferred compensation trust	8.6	—	—	8.6
Forward contracts	—	0.6	—	0.6
Total financial assets	$8.6	$46.1	$18.0	$72.7
Forward contract liabilities measured at fair value were a nominal amount as of December 31, 2012.
For "other asset–backed securities," investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote, if available. Because the inputs and assumptions that brokers use to develop prices are unknown, most valuations that are based on brokers' quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data, the Company will perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset–backed securities also include significant non–observable inputs such as internally assessed credit ratings for non–rated securities, combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company’s investments deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model have consistently been classified as Level 3 financial instruments.

The following is a summary of the unobservable inputs used in "other asset-backed securities" classified as Level 3:

			March 31, 2013		December 31, 2012
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price	Market Value	Net Average Price
Alt-A	Price	Third party pricing service	$0.1	$13.04	$0.1	$12.50
Home Equity	Price	Third party pricing service	0.2	49.70	0.2	47.30
Indirect Exposure - High Grade	Discount margin	Manual	3.6	3.53	3.9	3.46
Indirect Exposure - Mezzanine	Price	Broker	8.4	3.94	7.9	3.71
Other	Discount margin	Manual	5.4	29.00	5.9	31.69
Total			$17.7	$12.98	$18.0	$4.39
The table below provides a roll-forward of the “other asset-backed securities,” the only financial assets classified as Level 3, which are measured at fair value on a recurring basis, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Beginning balance	$18.0	$24.2
Principal paydowns	(0.1)	(0.1)
Unrealized gains	0.8	2.1
Unrealized losses	(1.0)	(0.8)
Ending balance	$17.7	$25.4
There were no other-than-temporary impairments for the three months ended March 31, 2013 and 2012.
Assets and liabilities that are disclosed at fair value — Debt is carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). At March 31, 2013 and December 31, 2012, the fair value and carrying value of the debt are:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Senior secured credit facility and incremental term loan	$857.4	$487.1	$849.2	$484.9
Second lien notes	—	337.6	—	325.0
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three months ended March 31, 2013 and 2012.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible fixed asset fair values are normally derived using a discounted cash flow model based on expected future cash flows discounted using a weighted-average cost of capital rate. If it is determined an impairment loss has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the Consolidated Statements of Operations.
Other Fair Value Measurements — The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the short-term investments (substantially restricted) approximate fair value due to their short maturities.
The Company also records the investments in its defined benefit pension plan (the “Pension Plan”) trust at fair value. The majority of the Pension Plan's investments are interest-bearing cash or common collective trusts issued and held by the Pension Plan's trustee. The fair values of Pension Plan investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 - Pension and

Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further description of investments held by the Pension Plan.

Note 4 — Investment Portfolio

The following table shows the components of the investment portfolio at March 31, 2013 and December 31, 2012:

(Amounts in millions)	March 31, 2013	December 31, 2012
Cash	$2,104.4	$2,112.1
Money-market securities	325.8	571.1
Cash and cash equivalents (substantially restricted)	2,430.2	2,683.2
Short-term investments (substantially restricted)	501.9	450.1
Available-for-sale investments (substantially restricted)	56.2	63.5
Total investment portfolio	$2,988.3	$3,196.8
Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money-market securities. The Company's money-market securities are invested in four funds, all of which are AAA rated and consist of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Short-term Investments (substantially restricted) — Short-term investments consist of time deposits and certificates of deposit with original maturities of greater than three months but no more than thirteen months, and are issued from financial institutions rated A- or better as of March 31, 2013.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, "other asset-backed securities" and agency debenture securities. After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net(1) Average Price
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$27.7	$2.8	$—	$30.5	$110.67
Other asset-backed securities	7.1	10.6	—	17.7	4.46
United States government agencies	7.3	0.7	—	8.0	99.70
Total	$42.1	$14.1	$—	$56.2	$12.98
(1) Net average price is per $100.00
After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net(1) Average Price
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$33.5	$3.1	$—	$36.6	$110.02
Other asset-backed securities	7.6	10.4	—	18.0	4.39
United States government agencies	8.2	0.7	—	8.9	99.39
Total	$49.3	$14.2	$—	$63.5	$14.06
(1) Net average price is per $100.00
At March 31, 2013 and December 31, 2012, approximately 69 percent and 71 percent, respectively, of the available-for-sale portfolio are invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in “other asset-backed securities” are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 3 — Fair Value Measurement. The "other asset-backed securities" continue to have market exposure and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par at March 31, 2013.
Gains and Losses and Other-Than-Temporary Impairments — At March 31, 2013 and December 31, 2012, net unrealized gains of $16.3 million and $16.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” During the three months ended March 31, 2013, the Company had a nominal loss reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments and no net gains or losses reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments or realized gains and losses recognized for the three months ended March 31, 2012.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2013 and December 31, 2012 consisted of the following ratings:

	March 31, 2013			December 31, 2012
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	17	$38.2	68%	20	$45.3	71%
Below investment grade	53	18.0	32%	54	18.2	29%
Total	70	$56.2	100%	74	$63.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a nominal change to investment grade as of March 31, 2013 and December 31, 2012, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and "other asset-backed securities" depend on the repayment characteristics and experience of the underlying obligations.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
After one year through five years	$7.3	$8.0	$8.2	$8.9
Mortgage-backed and other asset-backed securities	34.8	48.2	41.1	54.6
Total	$42.1	$56.2	$49.3	$63.5
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at March 31, 2013 and December 31, 2012: 55 percent and 60 percent, respectively, used a third party pricing service; 14 percent and 12 percent, respectively, used broker pricing; and 31 percent and 28 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at March 31, 2013 and December 31, 2012.

Note 5 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risks, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations includes the following (gains) losses related to assets and liabilities denominated in foreign currencies:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net realized foreign currency losses (gains)	$4.3	$(4.5)
Net (gains) losses from the related forward contracts	(4.5)	4.0
Net gains from foreign currency transactions and related forward contracts	$(0.2)	$(0.5)
As of March 31, 2013 and December 31, 2012, the Company had $139.7 million and $173.0 million, respectively, of outstanding notional amounts relating to its forward contracts. At March 31, 2013 and December 31, 2012, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Other assets	$0.6	$0.7	$—	$(0.1)	$0.6	$0.6

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Other assets	$(0.2)	$(0.1)	$—	$0.1	$(0.2)	$—
The Company's forward contracts are primarily executed with counterparties governed by an International Swaps and Derivatives Association agreement that generally include standard netting arrangements.  Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 6 — Property and Equipment

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

(Amounts in millions)	March 31, 2013	December 31, 2012
Computer hardware and software	$210.7	$204.5
Signage	97.7	94.5
Agent equipment	72.6	72.1
Office furniture and equipment	37.9	37.5
Leasehold improvements	26.5	26.4
Total property and equipment	445.4	435.0
Accumulated depreciation	(318.0)	(307.1)
Total property and equipment, net	$127.4	$127.9

Depreciation expense for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Computer hardware and software	$5.5	$5.1
Signage	3.5	2.7
Agent equipment	1.1	1.1
Office furniture and equipment	1.0	0.9
Leasehold improvements	0.6	0.7
Total depreciation expense	$11.7	$10.5
At March 31, 2013 and December 31, 2012, there were $3.2 million and $7.0 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the three months ended March 31, 2013, the Company recognized a nominal disposal loss on furniture and equipment related to the closing of an office location. During the three months ended March 31, 2012, the Company recognized a disposal loss of $0.4 million on furniture and equipment related to the closing of an office location. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 7 — Intangible Assets

Intangible assets are included in "Other assets" in the Consolidated Balance Sheets and consist of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(Amounts in millions)
Intangible assets:
Customer lists	$1.4	$(0.6)	$0.8	$7.3	$(6.4)	$0.9
Non-compete agreements	—	—	—	0.2	(0.2)	—
Trademarks and license	—	—	—	0.6	(0.6)	—
Developed technology	—	—	—	0.1	(0.1)	—
Total intangible assets	$1.4	$(0.6)	$0.8	$8.2	$(7.3)	$0.9
Intangible asset amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.
As of March 31, 2013, the estimated future intangible asset amortization expense is as follows (amounts in millions):

2014	$0.2
2015	0.2
2016	0.1
2017	0.1
Thereafter	0.2
Total	$0.8

Note 8 — Debt

The following is a summary of the Company’s outstanding debt at March 31, 2013 and activity since December 31, 2012:

	2011 Credit Agreement		2013 Credit Agreement
	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Senior secured credit facility due 2020	Second Lien Notes due 2018	Total Debt
(Amounts in millions)
Balance at December 31, 2012	$339.4	$145.5	$—	$325.0	$809.9
Borrowings, gross	—	—	850.0	—	850.0
Discount on borrowings (1)	—	0.8	(0.8)	—	—
Accretion of discount	—	0.1	—	—	0.1
Write-off of debt discount upon prepayments	0.6	1.7	—	—	2.3
Payments	(340.0)	(148.1)	—	(325.0)	(813.1)
Balance at March 31, 2013	$—	$—	$849.2	$—	$849.2
Weighted average interest rate	4.25%	4.25%	4.25%	13.25%
(1) As a result of the 2013 Credit Agreement, all of the debt discount was transferred from the 2011 Credit Agreement to the 2013 Credit Agreement
2013 Credit Agreement — On March 28, 2013, the Company, as a borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility up to an aggregate principal amount of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the 2011 Credit Agreement (defined below), to purchase all of the outstanding 2018 Notes (defined below) and also have been and will be used to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the 2018 Notes and for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million. Any borrowings under the Revolving Credit Facility will be used for general corporate purposes.
The Credit Agreement is secured by substantially all of the non-financial assets of the Company and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the 2013 Credit Agreement.
The Company may elect an interest rate under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). In connection with the initial funding under the 2013 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 1.00 percent plus the applicable margins previously referred to in this paragraph.
Fees on the daily unused availability under the Revolving Credit Facility are 50.0 basis points. As of March 31, 2013, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $124.6 million of availability thereunder.
2011 Credit Agreement — On May 18, 2011, Moneygram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a $540.0 million Credit Agreement with BOA, as Administrative Agent, and the lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was comprised of a $390.0 million six-and-one-half-year term loan maturing the earlier of November 2017 and 180 days prior to the scheduled maturity of Worldwide's 13.25% senior secured second lien notes due 2018 (the “2018 Notes”), and a $150.0 million five-year revolving credit facility maturing May 2016. The term loan was issued to Worldwide at 99.75% of par. On November 21, 2011, Worldwide entered into an amendment to the 2011 Credit Agreement and obtained an incremental term loan in an aggregate principal amount of $150.0 million. The incremental term loan was issued to Worldwide at 98.0% of par.

The 2011 Credit Agreement permitted Worldwide to elect an interest rate at each reset period based on the BOA prime bank rate or the Eurodollar rate. Worldwide elected the Eurodollar rate as its primary interest basis, and elected for a minimal amount of the term debt to accrue interest at the interest rate based on the BOA prime bank rate. The 2011 Credit Agreement was amended, restated and replaced in its entirety with the 2013 Credit Agreement.
2013 Note Repurchase — In connection with the Company's entry into the 2013 Credit Agreement, the Company purchased all $325.0 million of the outstanding 2018 Notes for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, which amount was funded with a portion of the net proceeds from the Credit Agreement described above. Following the closing of the transaction, the 2018 Notes were cancelled, and no 2018 Notes remain outstanding.
The entry into the 2013 Credit Agreement and the purchase of the 2018 Notes was accounted for principally as a debt extinguishment with a partial modification of debt, in accordance with ASC 470 — Debt. Under debt extinguishment accounting, the Company expensed the pro-rata portion of deferred financing costs and debt discount costs related to the extinguished debt balance. For the debt balance classified as a modification, the Company is required to amortize the pro-rata portion of the deferred financing costs and unamortized debt discount from the 2011 Credit Agreement over the terms of the 2013 Credit Agreement. Additionally, the Company expensed the pro-rata portion of the financing costs related to the 2013 Credit Agreement as third party costs in connection with the modification of debt.
Debt Discount — The decrease in the debt discount balance for the three months ended March 31, 2013 includes a pro-rata write-off of $2.3 million as a result of the term debt extinguishment. Debt discount amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a reconciliation of debt discount amortization for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Amortization of debt discount	$0.1	$0.1
Write-off of debt discount upon prepayments	2.3	—
Total amortization of discount	$2.4	$0.1
Debt Covenants and Other Restrictions — Borrowings under the 2013 Credit Agreement are subject to various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the 2013 Revolving Credit Facility has covenants that place limitations on the use of proceeds from borrowings under the facility.
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), short-term investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 2 — Assets in Excess of Payment Service Obligation for details of the Asset Coverage calculation as of March 31, 2013.
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Present through September 30, 2013	2.15:1	4.625:1
December 31, 2013 through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.000:1
December 31, 2015 through September 30, 2016	2.25:1	3.750:1
December 31, 2016 through maturity	2.25:1	3.500:1
At March 31, 2013, the Company was in compliance with its financial covenants. At March 31, 2013, our Interest Coverage ratio was 4.51 and our Total Secured Leverage ratio was 2.910. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2013.

Deferred Financing Costs — The Company capitalizes financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Expense of the deferred financing costs during the three months ended March 31, 2013 included the write-off of a pro-rata portion of deferred financing costs in connection with the extinguishment of the 2011 Credit Agreement, consisting of a senior secured credit facility, a senior secured incremental term loan and a senior secured revolving credit facility, as well as payment on the 2018 Notes. Amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at March 31, 2013:

(Amounts in millions)
Balance at December 31, 2012	$24.9
Capitalized deferred financing costs	10.3
Amortization of deferred financing costs	(1.3)
Write-off of deferred financing costs	(20.0)
Balance at March 31, 2013	$13.9
Debt Extinguishment — The Company recognized debt extinguishment costs in connection with the 2013 Credit Agreement, which included a prepayment penalty for the Company's purchase of the 2018 Notes and debt modifications costs for the 2013 Credit Agreement. The following is a summary of the debt extinguishment costs at March 31, 2013:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Prepayment penalty	$21.5	$—
Write-off of unamortized deferred financing costs	20.0	—
Write-off of debt discount upon prepayments	2.3	—
Debt modification costs	1.5	—
Debt extinguishment costs	$45.3	$—
Interest Paid in Cash — The Company paid $15.6 million and $16.5 million of interest for the three months ended March 31, 2013 and 2012, respectively.
Maturities — At March 31, 2013, debt totaling $125.0 million will mature in 2018 and $790.5 million will mature in 2020, while debt principal totaling $59.5 million will be paid quarterly in increments of $2.1 million through 2020.

Note 9 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”):

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Interest cost	$2.4	$2.6
Expected return on plan assets	(1.8)	(2.0)
Recognized net actuarial loss	1.9	1.5
Net periodic benefit expense	$2.5	$2.1
We have a noncontributory Pension Plan that is frozen to both future benefit accruals and new participants. Benefits paid through the Pension Plan were $2.3 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively. The Company made contributions to the Pension Plan of $1.4 million during the three months ended March 31, 2012. Benefits paid through, and contributions made to, the combined SERPs was $1.2 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

The following table is a summary of the net actuarial loss and prior service credits for the Pension Plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net actuarial loss	$1.9	$1.5
Tax benefit on net actuarial loss	(0.7)	(0.6)
Net amortization from accumulated other comprehensive loss	$1.2	$0.9
Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Amortization of prior service credit	$(0.2)	$(0.1)
Recognized net actuarial loss	0.1	0.1
Net periodic benefit expense	$(0.1)	$—
Benefits paid through, and contributions made to, the postretirement benefit plans were nominal for the three months ended March 31, 2013 and 2012.
The following table is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense”:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net actuarial loss	$0.1	$0.1
Prior service credits	(0.2)	(0.2)
Tax expense on prior service credits	0.1	0.1
Net amortization from accumulated other comprehensive loss	$—	$—
Contribution expense for the 401(k) defined contribution plan was $0.9 million for the three months ended March 31, 2013, compared to $0.8 million for the three months ended March 31, 2012.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.
Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At March 31, 2013 and December 31, 2012, the Company had a liability related to the deferred compensation plans of $2.5 million and $2.5 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $9.0 million and $8.6 million at March 31, 2013 and December 31, 2012, respectively, recorded in “Other assets” in the Consolidated Balance Sheets. In the three months ended March 31, 2013, the Company made nominal payments relating to the deferred compensation plans.

Note 10 — Stockholders’ Deficit

The following table is a summary of the Company’s stock authorized, issued and outstanding:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
March 31, 2013	200	109	109	162,500	62,264	57,857	(4,407)

Common Stock — The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three months ended March 31, 2013. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Affiliates of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman, Sachs & Co. (“Goldman Sachs” and collectively with THL, the “Investors”) have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. A liability and the related expense associated with the Participation Agreement are recognized by the Company in the period in which it becomes probable that a liquidity event will occur that would require the Investors to make a payment to Walmart (a “liquidity event”). Upon payment by the Investors to Walmart, the liability is released through a credit to the Company’s additional paid-in capital.
Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investor, and has not recognized any liability or expense related to the Participation Agreement for the three months ended March 31, 2013.
Accumulated Other Comprehensive Loss — The following is a summary of the changes to "Accumulated other comprehensive loss" by component for the three months ended March 31, 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	—	(1.6)	—	(1.6)
Amounts amortized from accumulated other comprehensive loss	—	—	1.2	1.2
Net current period other comprehensive income	—	(1.6)	1.2	(0.4)
March 31, 2013	$16.3	$1.0	$(70.0)	$(52.7)
The following is a summary of the significant amounts amortized out of each component of "Accumulated other comprehensive loss" for the three months ended March 31, 2013:

(Amounts in millions)	Amounts reclassified from Accumulated Other Comprehensive Income Components	Affected Line item in the Statement Where Net Income is Presented
Pension and postretirement benefits adjustments:
Prior service credits	$(0.2)	"Compensation and benefits"
Net actuarial losses	2.0	"Compensation and benefits"
Total before tax	1.8
Tax benefit	(0.6)
Total, net of tax	$1.2

Total amortization for the period, net of tax	$1.2

Note 11 — Stock-Based Compensation

The following is a summary of stock-based compensation expense for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Expense recognized related to stock options	$1.6	$3.2
Expense recognized related to restricted stock units	0.8	0.3
Expense related to stock appreciation rights (1)	—	—
Stock-based compensation expense	$2.4	$3.5
(1) Expense related to stock appreciation rights for the three months ended March 31, 2013 and 2012 was nominal.
Stock Options — Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
Pursuant to the terms of grants made in 2013, all options issued are time-based with a term of 10 years and are exercisable over a four-year period in an equal number of shares each year.
For purposes of determining the fair value of stock option awards in 2013, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the three months ended March 31, 2013:

Expected dividend yield (1)	0.0%
Expected volatility (2)	68.8% - 69.0%
Risk-free interest rate (3)	1.1% - 1.2%
Expected life (4)	6.3 years
Weighted-average grant-date fair value per option	$10.20

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

(3)	The risk-free interest rate for the Black-Scholes model is based on the U. S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option.

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

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2012	4,412,076	$22.10
Granted	890,657	16.36
Forfeited/Expired	(226,204)	38.35
Options outstanding at March 31, 2013	5,076,529	$20.37	7.37 years	$6.3
Vested or expected to vest at March 31, 2013	4,898,346	$20.48	7.27 years	$6.0
Options exercisable at March 31, 2013	1,495,823	$22.11	6.21 years	$3.0

The following table is a summary of the Company’s stock option compensation information:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Intrinsic value of options exercised	$—	$1.0
Unrecognized stock option expense	$18.2
Remaining weighted-average vesting period	1.9 years
Restricted Stock Units — The 2013 restricted stock units are subject to three-year cliff vesting, based on average annual adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses) growth during the applicable performance period (2013 - 2015). Under the terms of the restricted stock units granted in 2013, the number of restricted stock units that will vest is determined based on the extent to which the performance goal is achieved.  Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance; 100 percent of the restricted stock units granted will vest for the achievement of average annual adjusted EBITDA at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation.  No restricted stock units will vest for performance achievement below the threshold.
During 2012 and in the fourth quarter of 2011, the Company issued grants of performance-based restricted stock units to certain employees, which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grant, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro-rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of five percent, the participant will be entitled to 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units.
Since 2010, the Company has granted time-based restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company's common stock. Following the settlement of certain stockholders' litigation on July 20, 2012, THL has agreed to waive any future compensation for its representatives on the Board of Directors.
The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2013 grants of performance-based restricted stock units, the grant date fair value at the minimum and target thresholds are $6.1 million and $12.2 million, respectively. As of March 31, 2013, the Company believes it is probable it will achieve the performance goal at the target level on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
A summary of the Company’s unvested restricted stock unit activity for the three months ended March 31, 2013 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2012	532,224	$16.80
Granted	741,353	16.48
Forfeited	(15,990)	16.82
Restricted stock units outstanding at March 31, 2013	1,257,587	$16.62
The fair value of restricted stock units vested was nominal for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company’s outstanding restricted stock units had unrecognized compensation expense of $13.5 million and a remaining weighted-average vesting period of 2.4 years.

Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the target performance goal on the third anniversary. Unrecognized restricted stock unit expense as of March 31, 2013 under the minimum and maximum thresholds is $12.7 million and $15.2 million, respectively.

Note 12 — Income Taxes

For the three months ended March 31, 2013 and 2012, the Company had $5.8 million of income tax benefit on pre-tax loss of $18.4 million and $7.7 million of income tax expense on pre-tax income of $18.0 million, respectively. The Company paid $0.1 million and $0.1 million of federal and state income taxes for the three months ended March 31, 2013 and 2012, respectively. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
For the three months ended March 31, 2013, interest and penalties for unrecognized tax benefits were $1.3 million compared to $0.1 million for the three months ended March 31, 2012. The Company records interest and penalties for unrecognized tax benefits in “Income tax (benefit) expense” in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, the Company had a liability of $3.3 million and $2.0 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
The Internal Revenue Service (the “IRS”) has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and the 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The Notices of Deficiency relates to, among other items, approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of March 31, 2013, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 13 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At March 31, 2013 and December 31, 2012, the deferred rent liability relating to these incentives was $3.7 million and $2.6 million, respectively.
Minimum rental expense under operating leases for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Rent expense	$5.2	$3.8
Sublease agreements	(0.2)	(0.2)
Minimum rent expense under operating leases	$5.0	$3.6

Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at March 31, 2013 are (amounts in millions):

Year 1	$13.6
Year 2	12.8
Year 3	8.6
Year 4	4.7
Year 5	4.3
Thereafter	12.4
Total	$56.4
Letters of Credit — At March 31, 2013, the Company has $0.4 million of letters of credit. These letters of credit reduce the amount available under the senior secured credit facility.
Minimum Commission Guarantees — In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expense related to the guarantee is recognized in the “Fee and other commissions expense” line in the Consolidated Statements of Operations.
As of March 31, 2013, the liability for minimum commission guarantees is $2.9 million and the maximum amount that could be paid under the minimum commission guarantees was $10.4 million over a weighted average remaining term of 2.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the three months ended March 31, 2013, the Company paid $0.7 million, or 62 percent, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of March 31, 2013 the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable with certainty. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $1.7 million and $38.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. A nominal charge and a charge of $1.6 million, net of insurance recoveries, was recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three months ended March 31, 2013, and 2012, respectively for legal proceedings.
Litigation Commenced Against the Company:
The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company’s business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram in conjunction with this investigation.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s D Stock currently owned by Goldman Sachs and its affiliates.
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court.

Note 14 — Earnings per Common Share

For all periods in which it is outstanding, the D Stock is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Basic common shares outstanding	71.5	71.5
Shares related to stock options	—	0.1
Diluted common shares outstanding	71.5	71.6
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Shares related to stock options	4.6	4.8
Shares related to restricted stock and restricted stock units	0.8	0.3
Shares excluded from the computation	5.4	5.1

Note 15 — Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) and in January 2013, a clarification ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”) was issued. ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 clarifies that ASU 2011-11 should apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013 which resulted in additional disclosures on offsetting derivative contract assets and liabilities. See Note 5 — Derivatives on page 13 for added disclosure.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 on January 1, 2013 which resulted in additional disclosures on movements in "Other comprehensive income." See Note 10 — Stockholders' Deficit on page 18 for added disclosure.

Note 16 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company primarily manages its business through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 28 percent and 29 percent of total revenue for the three months ended March 31, 2013 and 2012, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily related to discontinued products and businesses. "Other" also contains corporate items. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following tables set forth revenue, operating results, depreciation and amortization and capital expenditures for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Revenue
Global Funds Transfer:
Money transfer	$294.4	$268.5
Bill payment	26.0	27.6
Total Global Funds Transfer	320.4	296.1
Financial Paper Products:
Money order	13.7	14.9
Official check	6.2	6.8
Total Financial Paper Products	19.9	21.7
Other	0.2	0.3
Total revenue	$340.5	$318.1

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Segment operating income:
Global Funds Transfer	$41.4	$33.3
Financial Paper Products	6.9	9.0
Total segment operating income	48.3	42.3
Other	(4.0)	(6.4)
Total operating income	44.3	35.9
Interest expense	17.4	17.9
Debt extinguishment costs	45.3	—
(Loss) income before income taxes	$(18.4)	$18.0

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Depreciation and amortization:
Global Funds Transfer	$10.8	$9.8
Financial Paper Products	0.9	0.9
Other	0.1	—
Total depreciation and amortization	$11.8	$10.7
Capital expenditures:
Global Funds Transfer	$8.4	$9.6
Financial Paper Products	2.9	2.0
Total capital expenditures	$11.3	$11.6
The following table sets forth assets by segment for the periods ended March 31, 2013 and December 31, 2012:

(Amounts in millions)	March 31, 2013	December 31, 2012
Assets:
Global Funds Transfer	$1,541.6	$1,448.3
Financial Paper Products	3,063.1	3,395.1
Other	287.3	307.2
Total assets	$4,892.0	$5,150.6
Geographic areas — International revenues are defined as revenues generated from money transfer transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The table below presents revenue by major geographic area for the three months ended March 31:

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
United States	$209.6	$200.5
International	130.9	117.6
Total revenue	$340.5	$318.1

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
The following information represents condensed, consolidating Balance Sheets as of March 31, 2013 and December 31, 2012, along with condensed, consolidating Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the three months ended March 31, 2013 and 2012. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	0.5	2,353.0	76.7	—	2,430.2
Receivables, net (substantially restricted)	—	1,138.4	32.0	—	1,170.4
Short-term investments (substantially restricted)	—	475.0	26.9	—	501.9
Available-for-sale investments (substantially restricted)	—	56.2	—	—	56.2
Property and equipment, net	—	100.4	27.0	—	127.4
Goodwill	—	306.9	121.8	—	428.7
Other assets	21.5	155.2	18.0	(17.5)	177.2
Equity investments in subsidiaries	14.6	178.6	—	(193.2)	—
Intercompany receivables	654.3	(34.7)	—	(619.6)	—
Total assets	$690.9	$4,729.0	$302.4	$(830.3)	$4,892.0
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,905.3	$33.7	$—	$3,939.0
Debt	849.2	—	—	—	849.2
Pension and other postretirement benefits	—	126.1	—	—	126.1
Accounts payable and other liabilities	54.6	68.9	43.4	(17.5)	149.4
Intercompany liabilities	(41.2)	614.1	46.7	(619.6)	—
Total liabilities	862.6	4,714.4	123.8	(637.1)	5,063.7
Total stockholders’ (deficit) equity	(171.7)	14.6	178.6	(193.2)	(171.7)
Total liabilities and stockholders’ (deficit) equity	$690.9	$4,729.0	$302.4	$(830.3)	$4,892.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.3	2,585.5	95.4	—	2,683.2
Receivables, net (substantially restricted)	—	1,190.8	15.7	—	1,206.5
Short-term investments (substantially restricted)	—	425.0	25.1	—	450.1
Available-for-sale investments (substantially restricted)	—	63.5	—	—	63.5
Property and equipment, net	—	99.8	28.1	—	127.9
Goodwill	—	306.9	121.8	—	428.7
Other assets	7.5	181.6	19.4	(17.8)	190.7
Equity investments in subsidiaries	26.6	181.0	—	(207.6)	—
Intercompany receivables	—	165.9	—	(165.9)	—
Total assets	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,127.0	$48.4	$—	$4,175.4
Debt	—	809.9	—	—	809.9
Pension and other postretirement benefits	—	126.8	—	—	126.8
Accounts payable and other liabilities	60.0	109.7	48.0	(17.8)	199.9
Intercompany liabilities	137.8	—	28.1	(165.9)	—
Total liabilities	197.8	5,173.4	124.5	(183.7)	5,312.0
Total stockholders’ (deficit) equity	(161.4)	26.6	181.0	(207.6)	(161.4)
Total liabilities and stockholders’ (deficit) equity	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$363.5	$72.2	$(98.0)	$337.7
Investment revenue	—	2.7	0.1	—	2.8
Total revenue	—	366.2	72.3	(98.0)	340.5
OPERATING EXPENSES
Fee and other commissions expense	—	181.0	38.8	(65.5)	154.3
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	181.1	38.8	(65.5)	154.4
Compensation and benefits	—	48.7	16.8	—	65.5
Transaction and operations support	0.5	72.1	11.4	(32.5)	51.5
Occupancy, equipment and supplies	—	9.8	3.2	—	13.0
Depreciation and amortization	—	8.4	3.4	—	11.8
Total operating expenses	0.5	320.1	73.6	(98.0)	296.2
OPERATING (LOSS) INCOME	(0.5)	46.1	(1.3)	—	44.3
OTHER EXPENSE
Interest expense	0.4	17.0	—	—	17.4
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	0.4	62.3	—	—	62.7
Loss before income taxes	(0.9)	(16.2)	(1.3)	—	(18.4)
Income tax (benefit) expense	(0.3)	(6.3)	0.8	—	(5.8)
Loss after income taxes	(0.6)	(9.9)	(2.1)	—	(12.6)
Equity (loss) income in subsidiaries	(12.0)	(2.1)	—	14.1	—
NET (LOSS) INCOME	$(12.6)	$(12.0)	$(2.1)	$14.1	$(12.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$340.4	$69.3	$(94.8)	$314.9
Investment revenue	—	2.9	0.3	—	3.2
Total revenue	—	343.3	69.6	(94.8)	318.1
OPERATING EXPENSES
Fee and other commissions expense	—	179.4	37.9	(75.4)	141.9
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	179.5	37.9	(75.4)	142.0
Compensation and benefits	—	44.1	15.0	—	59.1
Transaction and operations support	1.8	64.0	11.8	(19.4)	58.2
Occupancy, equipment and supplies	—	9.0	3.2	—	12.2
Depreciation and amortization	—	7.6	3.1	—	10.7
Total operating expenses	1.8	304.2	71.0	(94.8)	282.2
OPERATING (LOSS) INCOME	(1.8)	39.1	(1.4)	—	35.9
OTHER EXPENSE
Interest expense	—	17.9	—	—	17.9
Total other expense	—	17.9	—	—	17.9
(Loss) income before income taxes	(1.8)	21.2	(1.4)	—	18.0
Income tax (benefit) expense	(0.7)	8.3	0.1	—	7.7
(Loss) income after income taxes	(1.1)	12.9	(1.5)	—	10.3
Equity income (loss) in subsidiaries	11.4	(1.5)	—	(9.9)	—
NET INCOME (LOSS)	$10.3	$11.4	$(1.5)	$(9.9)	$10.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(12.6)	$(12.0)	$(2.1)	$14.1	$(12.6)
OTHER COMPREHENSIVE (LOSS) INCOME
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $0.1	(0.1)	(0.1)	—	0.1	(0.1)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.7	1.3	1.3	—	(1.3)	1.3
Unrealized foreign currency translation (losses) gains, net of tax benefit of $1.0	(1.6)	(1.8)	(1.4)	3.2	(1.6)
Other comprehensive (loss) income	(0.4)	(0.6)	(1.4)	2.0	(0.4)
COMPREHENSIVE (LOSS) INCOME	$(13.0)	$(12.6)	$(3.5)	$16.1	$(13.0)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$10.3	$11.4	$(1.5)	$(9.9)	$10.3
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.5	1.0	1.0	—	(1.0)	1.0
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.1	(0.1)	(0.1)	—	0.1	(0.1)
Amortization of net actuarial loss for pension and postretirement benefit plan recorded to net income (loss), net of tax benefit of $0.6	1.0	1.0	—	(1.0)	1.0
Unrealized foreign currency translation gains (losses), net of tax expense of $1.3	2.0	2.0	1.1	(3.1)	2.0
Other comprehensive income (loss)	3.9	3.9	1.1	(5.0)	3.9
COMPREHENSIVE INCOME (LOSS)	$14.2	$15.3	$(0.4)	$(14.9)	$14.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16.7)	$70.3	$4.9	$—	$58.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	6.7	—	—	6.7
Purchases of short-term investments (substantially restricted)	—	(250.0)	(14.7)	—	(264.7)
Proceeds from maturities of short-term investments (substantially restricted)	—	200.0	11.1	—	211.1
Purchases of property and equipment, net of disposals	—	(12.9)	(2.3)	—	(15.2)
Capital contribution from subsidiary guarantors	—	(1.0)	—	1.0	—
Net cash (used in) provided by investing activities	—	(57.2)	(5.9)	1.0	(62.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction cots of issuance and amendment of debt	—	(11.7)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt		(813.1)	—	—	(813.1)
Intercompany financings	(833.3)	833.3	—	—	—
Capital contribution to non-guarantors	—	—	1.0	(1.0)	—
Net cash provided by (used in) financing activities	16.7	(13.1)	1.0	(1.0)	3.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10.1	$(5.2)	$4.8	$—	$9.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	10.8	—	—	10.8
Purchases of short-term investments (substantially restricted)	—	(200.0)	(11.8)	—	(211.8)
Proceeds from maturities of short-term investments (substantially restricted)	—	200.0	10.1	—	210.1
Purchases of property and equipment	—	(14.9)	(3.7)	—	(18.6)
Proceeds from disposal of property and equipment	—	0.2	—	—	0.2
Capital contribution from subsidiary guarantors	—	(0.6)	—	0.6	—
Net cash (used in) provided by investing activities	—	(4.5)	(5.4)	0.6	(9.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(0.4)	—	—	(0.4)
Proceeds from exercise of stock options	—	—	—	—	—
Intercompany financings	(10.1)	10.1	—	—	—
Capital contribution to non-guarantors	—	—	0.6	(0.6)	—
Net cash (used in) provided by financing activities	(10.1)	9.7	0.6	(0.6)	(0.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

Note 18 — Subsequent Events

On April 23, 2013, the Company announced that it will move its stock listing to the NASDAQ Global Select Market from the New York Stock Exchange, effective May 13, 2013. The Company will continue trading under the ticker symbol "MGI."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes of MoneyGram International, Inc. (“MoneyGram,” the “Company,” “we,” “us” and “our”). This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
OVERVIEW
MoneyGram is a leading global money transfer and payment services company. Our major products include global money transfers, bill payment solutions and financial paper products. We help people and businesses by providing affordable, reliable and convenient money transfer and payment services.
The following is a summary of the key metrics and trends reviewed by the Company:

•
Management evaluates operating performance through EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for significant items) and Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) financial measures. As disclosed on page 43, management of the Company uses EBITDA and Adjusted EBITDA to review results of operations, to forecast and budget, to assess cash flow and capital and to allocate resources. Our debt agreements also require compliance with financial measures similar to Adjusted EBITDA. As disclosed on page 52, management of the Company uses Free Cash Flow to assess cash flow of the business as well as capital resources.

We believe that EBITDA, Adjusted EBITDA and Free Cash Flow enhance investors' understanding of our business and performance. Since EBITDA, Adjusted EBITDA and Free Cash Flow are non-GAAP measures, the Company believes it is more appropriate to disclose these metrics after discussion and analysis of the GAAP financial measures. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies.

•
Management assesses financial condition through assets in excess of payment service obligations. The Company's management utilizes assets in excess of payment service obligations in assessing the Company's liquidity and capital resources. The assets in excess of payment service obligations metric is discussed in the introduction to the Liquidity and Capital Resources section on page 48.

•
The Company disclosed a summary of significant actions it has taken in addition to describing the economic conditions during the year that impacted our operating results, liquidity and capital structure in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Financial Highlights
The following is a summary of our operating results for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

•
Total fee and other revenue increased seven percent for the three months ended March 31, 2013 as a result of continued growth from the money transfer product. Money transfer fee and other revenue grew 10 percent, which was driven by volume growth of 11 percent, the volume growth was partially offset by lower average face value per transaction and unfavorable corridor mix. The fee and other revenue growth from money transfer was partially offset by volume declines from the bill payment products and the Financial Paper Products segment. See further discussion in the “Fee and other revenue and commissions expense” section.

•
Total commissions expense increased nine percent for the three months ended March 31, 2013, due to money transfer volume growth, partially offset by volume declines for the bill payment products and Financial Paper Products. See further discussion in the “Fee and other revenue and commissions expense” section.

•
Total operating expenses increased five percent for the three months ended March 31, 2013, driven by increased compensation and benefits expense and increased commissions expense, partially offset by decreased transaction and operations expense. For the three months ended March 31, 2013, operating expenses include $3.2 million of costs associated with reorganization and restructuring activities.

•
Other expense increased primarily due to the $45.3 million of debt extinguishment costs incurred in connection with the 2013 Credit Agreement (defined below), which included a prepayment penalty for the redemption of the second lien notes. Interest expense decreased three percent for the three months ended March 31, 2013, primarily due to lower interest rates from our refinancing activity.

•	For the three months ended March 31, 2013, the Company had income tax benefit of $5.8 million on pre-tax loss of $18.4 million, which reflects the deductibility of the debt extinguishment costs.
2013 Events
2013 Credit Agreement and Note Repurchase — On March 28, 2013, the Company entered into an Amended and Restated Credit Agreement ("the 2013 Credit Agreement"). The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $125.0 million and (ii) a senior secured seven-year term loan facility up to an aggregate principal amount of $850.0 million.
In connection with the Company's entry into the 2013 Credit Agreement, the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the 2011 Credit Agreement. The Company also purchased all $325.0 million of the outstanding second lien notes for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest. As a result, the Company incurred a pre-tax debt extinguishment charge of $45.3 million. The Company expects to realize estimated annual cash interest savings of $28.0 million as a result of the refinancing.
Global Business Transformation Initiative — In the second quarter of 2010, we announced the implementation of a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative includes investment in technology, organizational changes and relocation of certain operations, among other items. The Company has incurred $2.3 million, $25.1 million, $20.7 million and $5.4 million of cash outlays in 2013, 2012, 2011 and 2010, respectively, and recorded $3.2 million, $19.8 million, $23.5 million and $5.9 million of expenses during 2013, 2012, 2011 and 2010, respectively. While the Company's reorganization and restructuring activities were substantially complete in 2012, they will continue on a limited basis in 2013 with approximately $5.0 million expected to be incurred.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		% Change
(Amounts in millions)	2013	2012
	(unaudited)	(unaudited)
REVENUE
Fee and other revenue	$337.7	$314.9	7%
Investment revenue	2.8	3.2	(13)%
Total revenue	340.5	318.1	7%
OPERATING EXPENSES
Fee and other commissions expense	154.3	141.9	9%
Investment commissions expense	0.1	0.1	—%
Total commissions expense	154.4	142.0	9%
Compensation and benefits	65.5	59.1	11%
Transaction and operations support	51.5	58.2	(12)%
Occupancy, equipment and supplies	13.0	12.2	7%
Depreciation and amortization	11.8	10.7	10%
Total operating expenses	296.2	282.2	5%
OPERATING INCOME	44.3	35.9	23%
OTHER EXPENSE
Interest expense	17.4	17.9	(3)%
Debt extinguishment costs	45.3	—	NM
Total other expense	62.7	17.9	250%
(Loss) income before income taxes	(18.4)	18.0	(202)%
Income tax (benefit) expense	(5.8)	7.7	(175)%
NET (LOSS) INCOME	$(12.6)	$10.3	(222)%
NM = Not meaningful
Fee and Other Revenue and Related Commission Expense
The following discussion provides a summary overview of results. See discussion for the "Global Funds Transfer Segment" and "Financial Paper Products Segment" for more detailed explanations of our results.

	Three Months Ended March 31,		% Change
(Amounts in millions)	2013	2012
Fee and other revenue	$337.7	$314.9	7%
Fee and other commissions expense	154.3	141.9	9%
Fee and other commissions expense as a percent of fee and other revenue	45.7%	45.1%

Fee and Other Revenue
For the three months ended March 31, 2013, fee and other revenue grew $22.8 million, or seven percent, primarily driven by money transfer volume growth, partially offset by lower average face value per transaction and unfavorable corridor mix. Bill payment products experienced decreased fee and other revenue due to volume declines and lower average fees per transaction, while the money order and official check products also experienced volume declines driving decreased fee and other revenue. See the “Segment Performance” section for a more detailed discussion.
Fee and Other Commissions
For the three months ended March 31, 2013, fee and other commissions expense grew $12.4 million, or nine percent, primarily due to money transfer volume growth and unfavorable corridor mix, partially offset by volume declines for both the bill payment products and Financial Paper Product segment. Commissions expense as a percentage of fee and other revenue increased to 45.7 percent from 45.1 percent in the three months ended March 31, 2013 and 2012, respectively, primarily from the continued shift in the overall product mix towards the money transfer product. See the “Segment Performance” section for a more detailed discussion.
Net Investment Revenue Analysis

	Three Months Ended March 31,		% Change
(Amounts in millions)	2013	2012
Investment revenue	$2.8	$3.2	(13)%
Investment commissions expense(1)	(0.1)	(0.1)	—%
Net investment revenue	$2.7	$3.1	(13)%
Average balances:
Investable balances (2)	$2,891.1	$3,139.1	(8)%
Average yields earned and rates paid (2):
Investment yield	0.39%	0.41%
Investment commission rate	0.02%	0.01%
Net investment margin (2)	0.37%	0.40%
(1) Commissions are paid to financial institution customers based on amounts generated from the sale of official checks only.
(2) Average yields and rates are calculated by dividing the applicable amount of "Net investment revenue" by the applicable amount shown in the "Average balances" section. "Average balances" are calculated using an average of the monthly balances. The "Net investment margin" is calculated by dividing "Net investment revenue" by the average "Investable balances" during the period. Our "Investable balances" consists of cash and cash equivalents, short term investments and available-for-sale securities.
Investment Revenue
For the three months ended March 31, 2013, compared to March 31, 2012, investment revenue decreased $0.4 million, or 13 percent. Lower yields earned on our investable balances and valuation adjustments related to private equity securities drove a decrease of $0.1 million, while lower average investable balances from the attrition of certain official check financial institution customers terminated in prior periods drove $0.3 million of decrease.
Investment Commissions
For the three months ended March 31, 2013 compared to March 31, 2012, investment commissions expense experienced a nominal change. The majority of our financial institution customers continued to be in a "negative" commission position at March 31, 2013, meaning we do not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.

Operating Expenses
The following discussion relates to operating expenses, excluding fee and other commissions expense.
Compensation and Benefits
The following is a summary of the change in compensation and benefits:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$59.1
Change from:
Salaries, related payroll taxes and incentive compensation	7.4
Employee stock-based compensation	(1.1)
Other employee benefits	0.5
Reorganization and restructuring	(0.4)
For the period ended March 31, 2013	$65.5
For the three months ended March 31, 2013, compensation and benefits expense increased due to the following items:

•	Increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions.

•	Other employee benefits increased due to higher insurance costs and increased benefit plan expense.

•	Employee stock-based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods.
Transaction and Operations Support
The following is a summary of the change in transaction and operations support:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$58.2
Change from:
Legal expenses	(5.0)
Reorganization and restructuring	(2.9)
Provision for loss	0.9
Other	0.3
For the period ended March 31, 2013	$51.5
For the three months ended March 31, 2013, transaction and operations support expense decreased due to the following items:

•
Legal expenses decreased primarily due to the Shareholder Litigation and the U.S. Attorney's Office for the Middle District of Pennsylvania Investigation, both settled in 2012, partially offset by the ongoing IRS Tax Litigation.

•	Reorganization and restructuring costs decreased primarily due to reduced consulting resource requirements as we near the conclusion of our Global Transformation Initiative.

Occupancy, Equipment and Supplies
The following is a summary of the change in occupancy, equipment and supplies:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$12.2
Change from:
Rent and building operating costs	0.4
Forms & supplies - inventory controls	(0.2)
Fixed asset disposal	0.1
Equipment maintenance	(0.2)
Reorganization and restructuring	0.7
For the period ended March 31, 2013	$13.0
For the three months ended March 31, 2013, occupancy, equipment and supplies expense increased as a result of higher reorganization and restructuring costs and increased rent and building operation costs, partially offset by decreased forms and supplies costs due to tighter inventory controls and decreased equipment maintenance costs.
Depreciation and amortization
For the three months ended March 31, 2013, depreciation and amortization increased $1.1 million, or 10 percent, primarily from increased depreciation expense for signage and computer software, partially offset by lower depreciation expense on computer hardware and lower total amortization expense.
Other Expenses, Net
Interest Expense
Interest expense decreased $0.5 million, or three percent for the three months ended March 31, 2013, due to lower interest rates resulting from our refinancing activities.
Debt Extinguishment Costs
The Company recognized debt extinguishment costs of $45.3 million as of March 31, 2013 in connection with the termination of the 2011 Credit Agreement and the repayment of the second lien notes. The Company expensed $20.0 million of unamortized deferred financing costs and $2.3 million of debt discount and incurred $1.5 million of debt modification costs. Additionally, the Company incurred a prepayment penalty of $21.5 million for the redemption of the second lien notes, which was expensed as debt extinguishment costs. The Company had no debt extinguishment costs for the three months ended March 31, 2012.
Income Taxes
For the three months ended March 31, 2013, the Company had $5.8 million of income tax benefit on pre-tax loss of $18.4 million. The tax benefit was primarily due to the debt extinguishment costs. For the three months ended March 31, 2012, the Company had $7.7 million of income tax expense on pre-tax income of $18.0 million.

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
Although we believe that EBITDA and Adjusted EBITDA enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures.

	Three Months Ended March 31,
(Amounts in millions)	2013	2012	Change
(Loss) income before income taxes	$(18.4)	$18.0	$(36.4)
Interest expense	17.4	17.9	(0.5)
Depreciation and amortization	11.8	10.7	1.1
Amortization of agent signing bonuses	8.8	8.4	0.4
EBITDA	19.6	55.0	(35.4)
Significant items impacting EBITDA:
Severance and related costs (1)	—	0.5	(0.5)
Reorganization and restructuring costs	3.2	5.8	(2.6)
Debt extinguishment (2)	45.3	—	45.3
Stock-based and contingent performance compensation (3)	3.1	3.5	(0.4)
Legal expenses (4)	1.1	3.6	(2.5)
Adjusted EBITDA	$72.3	$68.4	$3.9
(1) Severance and related costs from executive terminations.
(2) Debt extinguishment costs upon the termination of the 2011 Credit Agreement and second lien notes in connection with the 2013 Credit Agreement.
(3) Stock based compensation and one-time contingent performance award payable after three years based on achievement of revenue growth targets.
(4) Legal expenses are primarily in connection with the settlement related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation, the IRS tax litigation and the shareholder derivative litigation, and legal fees and expenses related to these matters.
For the three months ended March 31, 2013, EBITDA decreased $35.4 million, or 64 percent, to $19.6 million from $55.0 million primarily due to increased debt extinguishment costs of $45.3 million, which is partially offset by increased operating income of $8.4 million. Adjusted EBITDA for the three months ended March 31, 2013 increased $3.9 million, or six percent, to $72.3 million from $68.4 million, primarily due increased operating income of $8.4 million, offset by decreased reorganization and restructuring costs of $2.6 million and legal expenses of $2.5 million.

SEGMENT PERFORMANCE
Our reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. We primarily manage our business through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. "Other" also contains corporate items. Segment pre-tax operating income and segment operating margin are used to review operating performance and allocate resources.
We manage our investment portfolio on a consolidated level, with no specific investment security assigned to a particular segment. Investment revenue is allocated to each segment based on their average investable balances during the period. Net securities gains are not allocated as the segments do not have control over portfolio investment decisions. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to a particular segment. Forward foreign exchange contracts are identified with the money transfer product in the Global Funds Transfer segment.
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

	Three Months Ended March 31,		Change
(Amounts in millions)	2013	2012
Segment operating income:
Global Funds Transfer	$41.4	$33.3	$8.1
Financial Paper Products	6.9	9.0	(2.1)
Total segment operating income	48.3	42.3	6.0
Other	(4.0)	(6.4)	2.4
Total operating income	44.3	35.9	8.4
Interest expense	17.4	17.9	(0.5)
Debt extinguishment costs	45.3	—	45.3
(Loss) income before income taxes	$(18.4)	$18.0	$(36.4)

Global Funds Transfer Segment

	Three Months Ended March 31,		% Change
(Amounts in millions)	2013	2012
Money transfer revenue:
Fee and other revenue	$294.3	$268.3	10%
Investment revenue	0.1	0.2	(50)%
Total money transfer revenue	294.4	268.5	10%
Bill payment revenue:
Fee and other revenue	26.0	27.6	(6)%
Total bill payment revenue	26.0	27.6	(6)%
Total Global Funds Transfer revenue:
Fee and other revenue	320.3	295.9	8%
Investment revenue	0.1	0.2	(50)%
Total Global Funds Transfer revenue	$320.4	$296.1	8%
Commissions expense	$153.9	$141.5	9%
Operating income	$41.4	$33.3	24%
Operating margin	12.9%	11.2%
Total revenue in the Global Funds Transfer segment consists primarily of fees on money transfer and bill payment transactions. For the three months ended March 31, 2013, Global Funds Transfer total revenue increased $24.3 million, driven by money transfer volume growth, partially offset by a decline in bill payment volume and lower average fees per transaction.
Money Transfer Fee and Other Revenue

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$268.5
Change from:
Volume	30.5
Foreign currency exchange rate	0.1
Corridor mix and average face value per transaction	(4.9)
Other	0.2
For the period ended March 31, 2013	$294.4
For the three months ended March 31, 2013, money transfer fee and other revenue increased 10 percent, primarily driven by volume growth of 11 percent, partially offset by lower average face value per transaction and unfavorable corridor mix.
Money Transfer Transactions and Agent Locations
The following table displays year over year money transfer growth for the three months ended March 31, 2013:

Three Months Ended
Total Transactions	11%
Transactions originating outside of the U.S.	13%
Transactions originating in the U.S.	10%
Transactions and the related fee revenue are viewed as originating from the send side of a transaction. Accordingly, discussion of transactions by geographic location refers to the region originating a transaction. Transactions originating in the U.S. sent to Mexico grew by 23 percent for the three months ended March 31, 2013. Transactions from the U.S. to Mexico represented approximately 10 percent of our total transactions for three months ended March 31, 2013.

Our money transfer agent base expanded 17 percent to over 321,000 locations as of March 31, 2013, compared to approximately 275,000 locations as of March 31, 2012, primarily due to expansion in the United States, Eastern Europe, Indian subcontinent, Africa and Asia-Pacific.
Bill Payment Fee and Other Revenue
Bill payment fee and other revenue for the three months ended March 31, 2013 decreased $1.6 million, or six percent, primarily due to a three percent decline in volumes and lower average fees from changes in industry mix. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals. Our traditional verticals, such as auto and mortgage, have been negatively impacted by the economic conditions in the U.S.
Global Funds Transfer Commissions Expense

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$141.5
Change from:
Money transfer volume growth	11.7
Foreign currency exchange rate	0.1
Bill payment volumes	(0.7)
Money transfer commission rates	1.1
Signing bonus	0.5
Bill payment commission rates	(0.1)
Other	(0.2)
For the period ended March 31, 2013	$153.9
Commissions expense consists primarily of fees paid to our agents for money transfer and bill payment services, as well as the amortization of capitalized agent signing bonuses. For the three months ended March 31, 2013, fee and other commissions expense increased nine percent, driven by the growth of the money transfer product and the increased signing bonus expense due to new agent signings, partially offset by the volume declines for the bill payment product.
Operating Margin
The operating margin for the Global Funds Transfer segment increased to 12.9 percent for the three months ended March 31, 2013, from 11.2 percent for the three months ended March 31, 2012. The higher margin for the three months ended March 31, 2013 reflects the growth in money transfer revenue net of related commission expenses, partially offset by lower average face value per transaction and corridor mix, as well as lower legal fees, transactions and operations support expenses and lower bill payment revenue.

Financial Paper Products Segment

	Three Months Ended March 31,		% Change
(Amounts in millions)	2013	2012
Money order revenue:
Fee and other revenue	$13.2	$14.4	(8)%
Investment revenue	0.5	0.5	—%
Total money order revenue	13.7	14.9	(8)%
Official check revenue:
Fee and other revenue	4.1	4.7	(13)%
Investment revenue	2.1	2.1	—%
Total official check revenue	6.2	6.8	(9)%
Total Financial Paper Products revenue:
Fee and other revenue	17.3	19.1	(9)%
Investment revenue	2.6	2.6	—%
Total Financial Paper Products revenue	$19.9	$21.7	(8)%
Commissions expense	$0.5	$0.5	—%
Operating income	$6.9	$9.0	(23)%
Operating margin	34.7%	41.5%
Total revenue in the Financial Paper Product segment consists primarily of per-item fees charged to our agents and financial institution customers, as well as investment revenue. For the three months ended March 31, 2013, Financial Paper Products total revenue decreased $1.8 million, driven by volume decline for both the money order and official check products.
Financial Paper Products Revenue

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2012	$21.7
Change in:
Money order fee and other revenue	(1.2)
Official check fee and other revenue	(0.6)
For the period ended March 31, 2013	$19.9
For the three months ended March 31, 2013, money order fee and other revenue decreased $1.2 million, or eight percent, due to an eight percent decline in volume attributed to the attrition of agents and the continued migration by consumers to other payment methods. Official check fee and other revenue decreased $0.6 million, or 13 percent, as a result of an 11 percent decline in volume due to the attrition of official check financial institution customers. See the "Net Investment Revenue Analysis" section for discussion related to changes in investment revenue.
Financial Paper Products Commissions Expense
Commissions expense consists of payments made to financial institution customers based on amounts generated by the sale of official checks times short–term interest rate indices, payments on money order transactions and amortization of signing bonuses. For the three months ended March 31, 2013 and 2012, commissions expense was $0.5 million. See the “Net Investment Revenue Analysis” section for further discussion of investment commissions expense.
Operating Margin
The Financial Paper Product segment operating margin decreased to 34.7 percent for the three months ended March 31, 2013, from 41.5 percent for the three months ended March 31, 2012, due to lower fee revenue as well as higher transactions and operations support expenses and administration costs.

LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, short-term investments and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analysis.
Assets in Excess of Payment Service Obligations

(Amounts in millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,430.2	$2,683.2
Receivables, net (substantially restricted)	1,170.4	1,206.5
Short-term investments (substantially restricted)	501.9	450.1
Available-for-sale investments (substantially restricted)	56.2	63.5
	4,158.7	4,403.3
Payment service obligations	(3,939.0)	(4,175.4)
Assets in excess of payment service obligations	$219.7	$227.9
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
We also seek to maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service assets and obligations, as well as to provide working capital for the operational and growth requirements of our business. While the assets in excess of payment service obligations would be available to us for our general operating needs and investment in the Company, we consider our assets in excess of payment service obligations as assurance that regulatory and contractual requirements are maintained. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under the 2013 Credit Agreement, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Short-term Investments (substantially restricted) — To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and short-term investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. As of March 31, 2013, cash and cash equivalents and short-term investments totaled $2.9 billion, representing 98 percent of our total investment portfolio. Cash equivalents and short-term investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted) — Our investment portfolio includes $56.2 million of available-for-sale investments as of March 31, 2013. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $38.5 million of our available-for-sale investments, while "other asset-backed securities" compose the remaining $17.7 million.

Credit Facilities — Our credit facilities consist of the 2013 Credit Agreement. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. The following is a summary of principal payments and debt issuance from January 1, 2012 to March 31, 2013:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	850.0
2013 payments	(340.0)	(148.1)	—	—	—	(325.0)	(813.1)
Balance at March 31, 2013	$—	$—	$—	$850.0	$—	$—	$850.0
Our revolving credit facility has $124.6 million of borrowing capacity as of March 31, 2012, net of $0.4 million of outstanding letters of credit.
The 2013 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in the 2013 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA, adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to the measure discussed under EBITDA and Adjusted EBITDA. Interest coverage is calculated as adjusted EBITDA to net cash interest expense.
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), short-term investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 2 — Assets in Excess of Payment Service Obligation for details of the Asset Coverage calculation as of March 31, 2013.
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Present through September 30, 2013	2.15:1	4.625:1
December 31, 2013 through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.000:1
December 31, 2015 through September 30, 2016	2.25:1	3.750:1
December 31, 2016 through maturity	2.25:1	3.500:1
At March 31, 2013, the Company is in compliance with its financial covenants. Our Interest Coverage ratio is 4.51 and our Total Secured Leverage ratio is 2.910. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2013.
No dividends were paid on our common stock in the three months ended March 31, 2013, and we do not anticipate declaring any dividends on our common stock during 2013.
Credit Ratings — As of March 31, 2013, our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, reduce our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Financial Requirements — We were in compliance with all financial regulatory requirements as of March 31, 2013. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.

Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement at March 31, 2013:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,101.6	$46.0	$90.3	$88.8	$876.5
Additionally, we have paid the remaining $35.0 million related to the settlement with the U.S. Attorney's Office for the Middle District of Pennsylvania.
Analysis of Cash Flows
Cash flows from operating activities

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net (loss) income	$(12.6)	$10.3
Total adjustments to reconcile net (loss) income	20.8	19.2
Net cash provided by operating activities before changes in payment service assets and obligations	8.2	29.5
Change in cash and cash equivalents (substantially restricted)	253.0	24.9
Change in receivables, net (substantially restricted)	33.7	8.1
Change in payment service obligations	(236.4)	(52.8)
Net change in payment service assets and obligations	50.3	(19.8)
Net cash provided by operating activities	$58.5	$9.7
Operating activities generated net cash of $58.5 million during the three months ended March 31, 2013. Our net cash provided by operating activities before changes in payment service assets and obligations was $8.2 million. Changes in our payments service assets and obligations provided $50.3 million of operating cash flows during the three months ended March 31, 2013, from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
Operating activities generated net cash of $9.7 million during the three months ended March 31, 2012. Our net cash provided by operating activities before changes in payment service assets and obligations was $29.5 million. Changes in our payments service assets and obligations utilized $19.8 million of operating cash flows during the three months ended March 31, 2012, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.
Cash flows from investing activities

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Net investment activity	$(46.9)	$9.1
Purchases of property and equipment	(15.2)	(18.6)
Proceeds from disposals of property and equipment	—	0.2
Net cash used in investing activities	$(62.1)	$(9.3)
Investing activities used cash of $62.1 million during the three months ended March 31, 2013, primarily for the purchase of short-term investments of $264.7 million and $15.2 million of capital expenditures, partially offset by proceeds of $217.8 million, from the normal maturity of investments that were reinvested into short-term investments. Investing activities used cash of $9.3 million during the three months ended March 31, 2012, primarily from the purchase of $211.8 million of short-term investments and $18.6 million of capital expenditures, partially offset by proceeds of $220.9 million from the normal maturity of investments that were reinvested into short-term investments.

Cash flows from financing activities

	Three Months Ended March 31,
(Amounts in millions)	2013	2012
Proceeds from issuance of debt	$850.0	$—
Transaction costs for issuance and amendment of debt	(11.8)	—
Payments on debt	(813.1)	(0.4)
Prepayment penalty	(21.5)	—
Net cash provided by (used in) financing activities	$3.6	$(0.4)
For the three months ended March 31, 2013 financing activities generated cash of $3.6 million, associated with the 2013 Credit Agreement. For the three months ended March 31, 2012, financing activities used cash of $0.4 million associated with the required quarterly payment of debt.

FREE CASH FLOW
We believe that Free Cash Flow (defined as Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) provides useful information to investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund operations, capital expenditures and acquisitions. This calculation is commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. Free Cash Flow is a financial measure used by management in reviewing results of operations, as well as assessing cash flow and capital resources.
Although we believe that Free Cash Flow enhances investors' understanding of our business and performance, these non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. While we believe that this metric enhances investors' understanding of our business, this metric is not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure.

	Three Months Ended March 31,
(Amounts in millions)	2013	2012	Change
(Loss) income before income taxes	$(18.4)	$18.0	$(36.4)
Interest expense	17.4	17.9	(0.5)
Depreciation and amortization	11.8	10.7	1.1
Amortization of agent signing bonuses	8.8	8.4	0.4
EBITDA (1)	19.6	55.0	(35.4)
Significant items impacting EBITDA:
Severance and related costs	—	0.5	(0.5)
Reorganization and restructuring costs	3.2	5.8	(2.6)
Debt extinguishment	45.3	—	45.3
Stock-based and contingent performance compensation	3.1	3.5	(0.4)
Legal expenses	1.1	3.6	(2.5)
Adjusted EBITDA (1)	$72.3	$68.4	$3.9

Cash interest expense	(15.6)	(16.5)	0.9
Cash tax expense	(0.1)	(0.1)	—
Cash payments for capital expenditures	(15.2)	(18.6)	3.4
Cash payments for agent signing bonuses	(8.6)	(4.9)	(3.7)
Free Cash Flow	$32.8	$28.3	$4.5
(1) See "EBITDA and Adjusted EBITDA" section of the Management Discussion and Analysis for the descriptions of the adjustments to arrive at these measures.
We calculated Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in the table above, our Adjusted EBITDA for the three months ended March 31, 2013 adjusts out $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement.
For the three months ended March 31, 2013, Free Cash Flow increased $4.5 million, or 16 percent, to $32.8 million from $28.3 million primarily due to the increased total revenue of $22.4 million and decreased capital expenditures payments of $3.4 million, partially offset by increased total commission expense of $12.4 million and increased agent signing bonus payments of $3.7 million.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2013. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions are intended to identify some of the forward-looking statements and are included, along with this statement for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the various factors described herein.These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management's current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•
possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into in connection with the settlement related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation;

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

•
the risks and uncertainties described in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2012. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on form 10-K for the year ended December 31, 2012.

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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been made against MoneyGram in conjunction with this investigation.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s D Stock currently owned by Goldman Sachs and its affiliates.
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court.

ITEM 1A. RISK FACTORS
There have been no changes in the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further information, refer to Part I, Item IA, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2013, the Company has repurchased 6,795,017 common shares under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended March 31, 2013. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 3, 2013	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-K filed on March 15, 2010).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed May 23, 2011).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of the State of Delaware on November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed November 14, 2011).

3.4
Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant's Current Report on Form 8-K filed on September 16, 2009).

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed January 27, 2012).
3.6
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant's Current Report on Form 8-K filed May 23, 2011).

4.1
Seventh Supplemental Indenture relating to the 13.25% Senior Secured Second Lien Notes due 2018, dated as of February 15, 2013, among MoneyGram Payment Systems Worldwide, Inc., as issuer, MoneyGram International, Inc. and the other guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference from Exhibit 4.1 to Registrant's Current Report on Form 8-K filed February 20, 2013).

10.1
Employment Agreement, dated as of March 27, 2013, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.2
Note Purchase Agreement, dated as of March 27, 2013, by and among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.3*+
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto.

10.4*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement.
10.5*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement.
10.6*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement.
10.7*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Long-Term Incentive Cash Performance Award Agreement (for one-time contingent performance awards).
10.8*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (for one-time contingent performance awards).
10.9*	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101**
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (v) Consolidated Statement of Stockholders' Deficit as of March 31, 2013; and (vi) Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed” as provided in Rule 406T of Regulation S-T.

*	Filed herewith.
**	Furnished herewith.
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.