Form 10-K/A
period 2012-12-31
MONEYGRAM INTERNATIONAL INC
filed 2013-06-05
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________
Form 10-K/A
(Amendment No. 1)
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
Registrant’s telephone number, including area code
(214) 999-7552
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐         Accelerated filer  ☒                            Non-accelerated filer  ☐                    Smaller reporting company   ☐
(Do not check if a smaller reporting company)
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

TABLE OF CONTENTS

Explanatory Note	3

PART IV

Item 15. Exhibits and Financial Statement Schedules	3

Signatures	4
Exhibit Index	5
EX-23
EX-24
EX-31.1
EX-31.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of MoneyGram International, Inc. (the “Company”) originally filed on March 4, 2013 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of (1) correcting a typographical error in Exhibit 23, Consent of Deloitte & Touche LLP, which incorrectly identified the date of the audit reports and (2) including a proper date in Exhibit 24, Power of Attorney. Accordingly, the Company hereby includes the complete text of Part IV, Item 15(a)(3) of the Original Filing as amended. In addition, the cover page has been amended to reflect that the Company's common stock is now traded on the NASDAQ Stock Market LLC, which took effect on May 13, 2013, and updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2. Because the Company's financial statements are not being amended and are not contained within this Amendment, we are not including updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits are filed with this Annual Report on Form 10-K or incorporated herein by reference as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

Date: June 5, 2013	By:	/s/ W. ALEXANDER HOLMES
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

†10.64
Non-Employee Director Compensation Agreements, Revised to be effective as of January 1, 2013 (Incorporated by reference from Exhibit 10.64 to Registrant’s Annual Report on Form 10-K filed March 4, 2013).

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

10.89
First Incremental Amendment and Joinder Agreement, dated as of November 21, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011).

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

21	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21 to Registrant’s Annual Report on Form 10-K filed March 4, 2013).
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31.1	Section 302 Certification of Chief Executive Officer.
*31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer (Incorporated by reference from Exhibit 32.1 to Registrant’s Annual Report on Form 10-K filed March 4, 2013).
32.2	Section 906 Certification of Chief Financial Officer (Incorporated by reference from Exhibit 32.2 to Registrant’s Annual Report on Form 10-K filed March 4, 2013).
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

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

**	Previously furnished with Registrant's Annual Report on Form 10-K filed March 4, 2013.