Form 10-Q/A
period 2013-03-31
MONEYGRAM INTERNATIONAL INC
filed 2013-06-05
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q/A
(Amendment No. 1)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2013, 57,905,399 shares of common stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

Explanatory Note	3

PART II. OTHER INFORMATION

Item 6. Exhibits	3

Signatures	4
Exhibit Index	5
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 of MoneyGram International, Inc. (the “Company”) originally filed on May 3, 2013 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of correcting a typographical error in Exhibit 32.1, Section 906 Certification of Chief Executive Officer. Accordingly, the Company hereby includes the complete text of Item 6 of the Original Filing as amended. In addition to filing an amended Exhibit 32.1, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report as listed in the accompanying Exhibit Index.

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

10.3+
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.4
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.5
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.6
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.7
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Long-Term Incentive Cash Performance Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.8
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

10.9
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer (Incorporated by reference from Exhibit 32.2 to Registrant's Quarterly Report on Form 10-Q filed May 3, 2013).
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

*	Filed herewith.
**	Previously furnished with the Registrant's Quarterly Report on Form 10-Q filed May 3, 2013.
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.

5