Form 10-Q
period 2013-06-30
MONEYGRAM INTERNATIONAL INC
filed 2013-07-30
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2013

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
As of July 25, 2013, 57,945,141 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,202.4	2,683.2
Receivables, net (substantially restricted)	1,178.5	1,206.5
Interest-bearing investments (substantially restricted)	902.3	450.1
Available-for-sale investments (substantially restricted)	50.5	63.5
Property and equipment, net	126.4	127.9
Goodwill	428.7	428.7
Other assets	187.0	190.7
Total assets	$5,075.8	$5,150.6

LIABILITIES
Payment service obligations	$4,076.4	$4,175.4
Debt	847.1	809.9
Pension and other postretirement benefits	123.8	126.8
Accounts payable and other liabilities	176.7	199.9
Total liabilities	5,224.0	5,312.0

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at June 30, 2013 and December 31, 2012, respectively	281.9	281.9
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at June 30, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	1,005.4	1,001.0
Retained loss	(1,260.2)	(1,265.9)
Accumulated other comprehensive loss	(51.5)	(52.3)
Treasury stock: 4,331,938 and 4,407,038 shares at June 30, 2013 and December 31, 2012, respectively	(124.4)	(126.7)
Total stockholders’ deficit	(148.2)	(161.4)
Total liabilities and stockholders’ deficit	$5,075.8	$5,150.6

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2013	2012	2013	2012
REVENUE
Fee and other revenue	$361.6	$326.7	$699.3	$641.6
Investment revenue	3.5	3.4	6.3	6.6
Total revenue	365.1	330.1	705.6	648.2
OPERATING EXPENSES
Fee and other commissions expense	169.6	146.7	323.9	288.6
Investment commissions expense	0.1	0.1	0.2	0.2
Total commissions expense	169.7	146.8	324.1	288.8
Compensation and benefits	66.4	59.0	131.9	118.1
Transaction and operations support	62.4	98.0	113.9	156.2
Occupancy, equipment and supplies	11.9	12.2	24.9	24.4
Depreciation and amortization	12.2	11.0	24.0	21.7
Total operating expenses	322.6	327.0	618.8	609.2
OPERATING INCOME	42.5	3.1	86.8	39.0
OTHER EXPENSE
Interest expense	9.9	17.7	27.3	35.5
Debt extinguishment costs	—	—	45.3	—
Other	—	0.3	—	0.3
Total other expense	9.9	18.0	72.6	35.8
Income (loss) before income taxes	32.6	(14.9)	14.2	3.2
Income tax expense	13.5	10.2	7.7	18.0
NET INCOME (LOSS)	$19.1	$(25.1)	$6.5	$(14.8)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.27	$(0.35)	$0.09	$(0.21)
Diluted	$0.27	$(0.35)	$0.09	$(0.21)

Weighted-average outstanding common shares and equivalents used in computing income (loss) per share
Basic	71.6	71.5	71.6	71.5
Diluted	71.8	71.5	71.8	71.5

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
NET INCOME (LOSS)	$19.1	$(25.1)	$6.5	$(14.8)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized (losses) gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax (benefit) expense of ($0.3) and $0.1 for the three months ended June 30, 2013 and 2012, respectively, and ($0.4) and $0.6 for the six months ended June 30, 2013 and 2012, respectively	(0.3)	0.4	(0.3)	1.4
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0 for the three months ended June 30, 2013 and 2012 and $0.1 for the six months ended June 30, 2013 and 2012	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.9 and $0.6 for the three months ended June 30, 2013 and 2012, respectively, and $1.6 and $1.2 for the six months ended June 30, 2013 and 2012, respectively	1.3	0.9	2.6	1.9
Unrealized foreign currency translation gain (losses), net of tax expense (benefit) of $0.2 and ($1.2) for the three months ended June 30, 2013 and 2012, respectively, and ($0.8) and $0.1 for the six months ended June 30, 2013 and 2012, respectively	0.3	(1.8)	(1.3)	0.2
Other comprehensive income (loss)	1.2	(0.6)	0.8	3.3
COMPREHENSIVE INCOME (LOSS)	$20.3	$(25.7)	$7.3	$(11.5)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19.1	$(25.1)	$6.5	$(14.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12.2	11.0	24.0	21.7
Signing bonus amortization	10.0	8.0	18.8	16.4
Asset impairments and net losses upon disposal	(0.1)	0.2	(0.1)	0.5
Loss on debt extinguishment	—	—	45.3	—
Amortization of debt discount and deferred financing costs	0.7	1.4	2.1	2.8
Provision for uncollectible receivables	2.6	1.5	5.0	3.0
Non-cash compensation and pension expense	5.2	4.0	9.7	9.3
Changes in foreign currency translation adjustments	0.4	(1.8)	(1.2)	0.2
Signing bonus payments	(1.6)	(1.4)	(10.2)	(6.3)
Change in other assets	(19.6)	1.4	(13.6)	1.8
Change in accounts payable and other liabilities	23.5	19.8	(25.7)	15.4
Other non-cash items, net	0.6	39.2	0.6	37.6
Total adjustments	33.9	83.3	54.7	102.4
Change in cash and cash equivalents (substantially restricted)	227.8	(1.0)	480.8	23.9
Change in receivables (substantially restricted)	(10.7)	(57.9)	23.0	(49.8)
Change in payment service obligations	137.4	3.3	(99.0)	(49.5)
Net cash provided by operating activities	407.5	2.6	466.0	12.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	4.9	8.5	11.6	19.3
Purchases of interest-bearing investments (substantially restricted)	(500.0)	(112.7)	(764.7)	(324.5)
Proceeds from maturities of interest-bearing investments (substantially restricted)	100.0	113.5	311.1	323.6
Purchases of property and equipment	(11.2)	(11.7)	(26.4)	(30.3)
Proceeds from disposal of property and equipment	0.3	0.2	0.3	0.4
Net cash used in investing activities	(406.0)	(2.2)	(468.1)	(11.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	850.0	—
Transaction costs for issuance and amendment of debt	—	—	(11.8)	—
Payments on debt	(2.1)	(0.4)	(815.2)	(0.7)
Prepayment penalty	—	—	(21.5)	—
Proceeds from exercise of stock options	0.6	—	0.6	—
Net cash (used in) provided by financing activities	(1.5)	(0.4)	2.1	(0.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—
Supplemental cash flow information:
Cash payments for interest	$9.4	$15.9	$25.0	$32.4
Cash payments for income taxes	$0.1	$0.7	$0.2	$0.8
Accrued purchases of property and equipment	$0.2	$—	$(3.7)	$(7.0)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net income	—	—	—	6.5	—	—	6.5
Stock-based compensation activity	—	—	4.1	(0.8)	—	2.3	5.6
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(0.3)	—	(0.3)
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.2)	—	(0.2)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	2.6	—	2.6
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.3)	—	(1.3)
June 30, 2013	$281.9	$0.6	$1,005.4	$(1,260.2)	$(51.5)	$(124.4)	$(148.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2012	$281.9	$0.6	$989.2	$(1,216.5)	$(38.0)	$(127.3)	$(110.1)
Net loss	—	—	—	(14.8)	—	—	(14.8)
Stock-based compensation activity	—	—	4.5	—	—	0.6	5.1
Capital contribution from investors	—	—	0.4	—	—	—	0.4
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1.4	—	1.4
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.2)	—	(0.2)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	1.9	—	1.9
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.2	—	0.2
June 30, 2012	$281.9	$0.6	$994.1	$(1,231.3)	$(34.7)	$(126.7)	$(116.1)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) and in January 2013, a clarification ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”) was issued. ASU 2011-11 provides for additional disclosures of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 clarifies that ASU 2011-11 should apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, which resulted in additional disclosures on offsetting derivative contract assets and liabilities. See Note 6 — Derivative Financial Instruments for added disclosure.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 on January 1, 2013, which resulted in additional disclosures on movements in "Other comprehensive income." See Note 10 — Stockholders' Deficit for added disclosure.

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at June 30, 2013 and December 31, 2012:

(Amounts in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,202.4	$2,683.2
Receivables, net (substantially restricted)	1,178.5	1,206.5
Interest-bearing investments (substantially restricted)	902.3	450.1
Available-for-sale investments (substantially restricted)	50.5	63.5
	4,333.7	4,403.3
Payment service obligations	4,076.4	4,175.4
Assets in excess of payment service obligations	$257.3	$227.9
The Company was in compliance with its contractual and financial regulatory requirements as of June 30, 2013 and December 31, 2012.

Note 4 — Fair Value Measurement

The following tables show the Company’s financial assets and liabilities measured at fair value by hierarchy level at June 30, 2013 and December 31, 2012:

	Fair Value at June 30, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	24.9	—	24.9
Other asset-backed securities	—	—	17.6	17.6
Investment related to deferred compensation trust	8.9	—	—	8.9
Forward contracts	—	0.8	—	0.8
Total financial assets	$8.9	$33.7	$17.6	$60.2
Financial liabilities:
Forward contracts	$—	$(0.1)	$—	$(0.1)

	Fair Value at December 31, 2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
United States government agencies	$—	$8.9	$—	$8.9
Residential mortgage-backed securities — agencies	—	36.6	—	36.6
Other asset-backed securities	—	—	18.0	18.0
Investment related to deferred compensation trust	8.6	—	—	8.6
Forward contracts	—	0.6	—	0.6
Total financial assets	$8.6	$46.1	$18.0	$72.7
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

The following is a summary of the unobservable inputs used in other asset-backed securities classified as Level 3 at June 30, 2013 and December 31, 2012:

			June 30, 2013		December 31, 2012
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price	Market Value	Net Average Price
Alt-A	Price	Third party pricing service	$0.1	$13.50	$0.1	$12.50
Home Equity	Price	Third party pricing service	0.2	51.53	0.2	47.30
Indirect Exposure - High Grade	Discount margin	Manual	3.8	3.63	3.9	3.46
Indirect Exposure - Mezzanine	Price	Broker	8.4	3.96	7.9	3.71
Other	Discount margin	Manual	5.1	27.48	5.9	31.69
Total			$17.6	$11.80	$18.0	$4.39
The table below provides a roll-forward of the other asset-backed securities, the only financial assets classified as Level 3, which are measured at fair value on a recurring basis, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Beginning balance	$17.7	$25.4	$18.0	$24.2
Principal paydowns	—	(0.1)	(0.1)	(0.1)
Unrealized gains	0.5	1.7	1.3	3.7
Unrealized losses	(0.6)	(0.3)	(1.6)	(1.1)
Ending balance	$17.6	$26.7	$17.6	$26.7
There were no other-than-temporary impairments for the three and six months ended June 30, 2013 and 2012.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). At June 30, 2013 and December 31, 2012, the fair value and carrying value of the debt are:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Senior secured credit facility and incremental term loan	$848.9	$487.1	$847.1	$484.9
Second lien notes	—	337.6	—	325.0
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value due to their short maturities at June 30, 2013 and December 31, 2012.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three and six months ended June 30, 2013 and 2012.
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
The Company also records the investments in its defined benefit pension plan (the “Pension Plan”) trust at fair value. The majority of the Pension Plan's investments are interest-bearing cash or common collective trusts issued and held by the Pension Plan's trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 - Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further description of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio at June 30, 2013 and December 31, 2012:

(Amounts in millions)	June 30, 2013	December 31, 2012
Cash	$2,178.6	$2,112.1
Money-market securities	23.8	571.1
Cash and cash equivalents (substantially restricted)	2,202.4	2,683.2
Interest-bearing investments (substantially restricted)	902.3	450.1
Available-for-sale investments (substantially restricted)	50.5	63.5
Total investment portfolio	$3,155.2	$3,196.8
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
Interest-bearing Investments (substantially restricted) — Investment-bearing investments consist of time deposits and certificates of deposit with original maturities of up to fifteen months, and are issued from financial institutions rated A- or better as of June 30, 2013.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The amortized cost and fair value of available-for-sale investments were as follows at June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net(1) Average Price
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$22.8	$2.1	$—	$24.9	$110.15
Other asset-backed securities	6.7	10.9	—	17.6	4.44
United States government agencies	7.5	0.5	—	8.0	99.63
Total	$37.0	$13.5	$—	$50.5	$11.80
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
(1) Net average price is per $100.00
At June 30, 2013 and December 31, 2012, approximately 65 percent and 71 percent, respectively, of the available-for-sale portfolio are invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The "other asset-backed securities" continue to have market exposure and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par at June 30, 2013.
Gains and Losses and Other-than-temporary Impairments — At June 30, 2013 and December 31, 2012, net unrealized gains of $16.0 million and $16.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had no net gains or losses reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in connection with other-than-temporary impairments or realized gains and losses recognized for the three and six months ended June 30, 2013 and 2012.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2013 and December 31, 2012 consisted of the following ratings:

	June 30, 2013			December 31, 2012
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	16	$32.6	65%	20	$45.3	71%
Below investment grade	53	17.9	35%	54	18.2	29%
Total	69	$50.5	100%	74	$63.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a nominal change to investment grade as of June 30, 2013 and December 31, 2012, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
After one year through five years	$7.5	$8.0	$8.2	$8.9
Mortgage-backed and other asset-backed securities	29.5	42.5	41.1	54.6
Total	$37.0	$50.5	$49.3	$63.5
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at June 30, 2013 and December 31, 2012: 50 percent and 60 percent, respectively, used a third party pricing service; 16 percent and 12 percent, respectively, used broker pricing; and 34 percent and 28 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at June 30, 2013 and December 31, 2012.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risks, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations includes the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net realized foreign currency (gains) losses	$(0.4)	$5.6	$3.9	$1.1
Net losses (gains) from the related forward contracts	0.8	(5.3)	(3.7)	(1.3)
Net losses (gains) from foreign currency transactions and related forward contracts	$0.4	$0.3	$0.2	$(0.2)
As of June 30, 2013 and December 31, 2012, the Company had $147.1 million and $173.0 million, respectively, of outstanding notional amounts relating to its forward contracts. At June 30, 2013 and December 31, 2012, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Other assets	$0.8	$0.7	$—	$(0.1)	$0.8	$0.6

		Gross Amount of Recognized Liabilities		Gross Amount of Offset in the Consolidated Balance Sheets		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Other assets	$(0.1)	$(0.1)	$—	$0.1	$(0.1)	$—
The Company's forward contracts are primarily executed with counterparties governed by an International Swaps and Derivatives Association agreement that generally include standard netting arrangements.  Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Property and Equipment

Property and equipment consists of the following at June 30, 2013 and December 31, 2012:

(Amounts in millions)	June 30, 2013	December 31, 2012
Computer hardware and software	$216.8	$204.5
Signage	100.7	94.5
Agent equipment	72.7	72.1
Office furniture and equipment	36.7	37.5
Leasehold improvements	27.8	26.4
Total property and equipment	454.7	435.0
Accumulated depreciation	(328.3)	(307.1)
Total property and equipment, net	$126.4	$127.9

Depreciation expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Computer hardware and software	$5.6	$5.5	$11.1	$10.6
Signage	3.7	3.0	7.2	5.7
Agent equipment	1.2	1.0	2.3	2.1
Office furniture and equipment	1.0	0.9	2.0	1.8
Leasehold improvements	0.7	0.6	1.3	1.3
Total depreciation expense	$12.2	$11.0	$23.9	$21.5
At June 30, 2013 and December 31, 2012, there were $3.4 million and $7.0 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the three and six months ended June 30, 2013, the Company recognized a nominal disposal loss on furniture and equipment related to the closing of an office location. During the three and six months ended June 30, 2012, the Company recognized a disposal loss of $0.4 million and $0.7 million, respectively, on furniture and equipment related to the closing of an office location. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 8 — Debt

The following is a summary of the Company’s outstanding debt at June 30, 2013 and activity since December 31, 2012:

	2011 Credit Agreement		2013 Credit Agreement
	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Senior secured credit facility due 2020	Second Lien Notes due 2018	Total Debt
(Amounts in millions)
Balance at December 31, 2012	$339.4	$145.5	$—	$325.0	$809.9
Borrowings, gross	—	—	850.0	—	850.0
Discount on borrowings (1)	—	0.8	(0.8)	—	—
Accretion of discount	—	0.1	—	—	0.1
Write-off of debt discount upon prepayments	0.6	1.7	—	—	2.3
Payments	(340.0)	(148.1)	(2.1)	(325.0)	(815.2)
Balance at June 30, 2013	$—	$—	$847.1	$—	$847.1
Weighted average interest rate	4.25%	4.25%	4.25%	13.25%
(1) As a result of the 2013 Credit Agreement, the entire debt discount was transferred from the 2011 Credit Agreement to the 2013 Credit Agreement
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the 2011 Credit Agreement (defined below), to purchase all of the outstanding 2018 Notes (defined below) and also have been and will be used to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the 2018 Notes and for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of June 30, 2013, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $124.6 million of availability thereunder.
2011 Credit Agreement and 2018 Notes — On May 18, 2011, Moneygram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a $540.0 million Credit Agreement with BOA, as Administrative Agent, and the lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was comprised of a $390.0 million six-and-one-half-year term loan maturing the earlier of November 2017 and 180 days prior to the scheduled maturity of Worldwide's 13.25% senior secured second lien notes due 2018 (the “2018 Notes”), and a $150.0 million five-year revolving credit facility maturing May 2016. The term loan was issued to Worldwide at 99.75% of par. On November 21, 2011, Worldwide entered into an amendment to the 2011 Credit Agreement and obtained an incremental term loan in an aggregate principal amount of $150.0 million. The incremental term loan was issued to Worldwide at 98.0% of par.
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
2013 Note Repurchase — In connection with the Company's entry into the 2013 Credit Agreement, the Company purchased all $325.0 million of the outstanding 2018 Notes for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, which amount was funded with a portion of the net proceeds from the Credit Agreement described above. Following the closing of the transaction, the 2018 Notes were canceled, and no 2018 Notes remain outstanding.
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
Debt Discount — The decrease in the debt discount balance for the six months ended June 30, 2013 includes a pro-rata write-off of $2.3 million as a result of the term debt extinguishment. Debt discount amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a reconciliation of debt discount amortization for the three and six months ended ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Amortization of debt discount	$0.1	$0.1	$0.2	$0.2
Write-off of debt discount upon prepayments	—	—	2.3	—
Total amortization of discount	$0.1	$0.1	$2.5	$0.2
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
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 3 — Assets in Excess of Payment Service Obligation for details of the Asset Coverage calculation as of June 30, 2013.
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
We continuously monitor our compliance with our debt covenants. At June 30, 2013, the Company was in compliance with its financial covenants. At June 30, 2013, our Interest Coverage ratio was 5.08 and our Total Secured Leverage ratio was 2.885.
Deferred Financing Costs — The Company capitalizes financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Expense of the deferred financing costs during the six months ended June 30, 2013 included the write-off of a pro-rata portion of deferred financing costs in connection with the extinguishment of the 2011 Credit Agreement, consisting of a senior secured credit facility, a senior secured incremental term loan and a senior secured revolving credit facility, as well as payment on the 2018 Notes. Amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at June 30, 2013:

(Amounts in millions)
Balance at December 31, 2012	$24.9
Capitalized deferred financing costs	11.3
Amortization of deferred financing costs	(1.8)
Write-off of deferred financing costs	(20.0)
Balance at June 30, 2013	$14.4

Debt Extinguishment — The Company recognized debt extinguishment costs in connection with the 2013 Credit Agreement, which included a prepayment penalty for the Company's purchase of the 2018 Notes and debt modifications costs for the 2013 Credit Agreement. The following is a summary of the debt extinguishment costs at June 30:

	Six Months Ended June 30,
(Amounts in millions)	2013	2012
Prepayment penalty	$21.5	$—
Write-off of unamortized deferred financing costs	20.0	—
Write-off of debt discount upon prepayments	2.3	—
Debt modification costs	1.5	—
Debt extinguishment costs	$45.3	$—
Interest Paid in Cash — The Company paid $9.4 million and $25.0 million of interest for the three and six months ended June 30, 2013, respectively, and $15.9 million and $32.4 million of interest for the three and six months ended June 30, 2012, respectively.
Maturities — At June 30, 2013, debt totaling $125.0 million will mature in 2018 and $790.5 million will mature in 2020, while debt principal totaling $57.4 million will be paid quarterly in increments of $2.1 million through 2020.

Note 9 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Interest cost	$2.4	$2.7	$4.8	$5.3
Expected return on plan assets	(1.9)	(1.9)	(3.7)	(3.9)
Recognized net actuarial loss	2.0	1.4	3.9	2.9
Net periodic benefit expense	$2.5	$2.2	$5.0	$4.3
We have a noncontributory Pension Plan that is frozen to both future benefit accruals and new participants. Benefits paid through the Pension Plan were $2.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively, and $2.3 million and $4.7 million for the three and six months ended June 30, 2012, respectively. The Company made contributions to the Pension Plan of $2.0 million for the three and six months ended June 30, 2013 and $2.0 million and $3.4 million during the three and six months ended June 30, 2012, respectively. Benefits paid through, and contributions made to, the combined SERPs was $0.9 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively.
The following table is a summary of the net actuarial loss and prior service credits for the Pension Plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense,” for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net actuarial loss	$2.1	$1.3	$4.0	$2.8
Tax benefit on net actuarial loss	(0.8)	(0.5)	(1.5)	(1.1)
Net amortization from accumulated other comprehensive loss	$1.3	$0.8	$2.5	$1.7

Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Amortization of prior service credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Recognized net actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit expense	$—	$—	$(0.1)	$(0.1)
Benefits paid through, and contributions made to, the postretirement benefit plans were nominal for the three and six months ended June 30, 2013 and 2012.
The following table is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense,” for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net actuarial loss	$0.1	$0.1	$0.2	$0.2
Tax benefit on net actuarial loss	(0.1)	(0.1)	(0.1)	(0.1)
Prior service credits	(0.1)	(0.1)	(0.3)	(0.3)
Tax expense on prior service credits	—	—	0.1	0.1
Net amortization from accumulated other comprehensive loss	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Contribution expense for the 401(k) defined contribution plan was $1.1 million and $2.0 million for the three and six months ended June 30, 2013, respectively, compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2012, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions and costs related to international plans were $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively.
Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At both June 30, 2013 and December 31, 2012, the Company had a liability related to the deferred compensation plans of $2.5 million recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $8.9 million and $8.6 million at June 30, 2013 and December 31, 2012, respectively, recorded in “Other assets” in the Consolidated Balance Sheets. In the six months ended June 30, 2013, the Company made nominal payments relating to the deferred compensation plans.

Note 10 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock for the six months ended June 30, 2013:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
June 30, 2013	200	109	109	162,500	62,264	57,932	(4,332)

Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three and six months ended June 30, 2013. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement.
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
Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investor, and has not recognized any liability or expense related to the Participation Agreement for the three and six months ended June 30, 2013.
Accumulated Other Comprehensive Loss — The following is a summary of the changes to "Accumulated other comprehensive loss" by component for the six months ended June 30, 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	(0.3)	(1.3)	—	(1.6)
Amounts amortized from accumulated other comprehensive loss	—	—	2.4	2.4
Net current period other comprehensive income	(0.3)	(1.3)	2.4	0.8
June 30, 2013	$16.0	$1.3	$(68.8)	$(51.5)
The following is a summary of the significant amounts amortized out of each component of "Accumulated other comprehensive loss" for the six months ended June 30, 2013:

(Amounts in millions)	Amounts reclassified from Accumulated Other Comprehensive Income Components	Affected Line item in the Statement Where Net Income is Presented
Pension and postretirement benefits adjustments:
Prior service credits	$(0.3)	"Compensation and benefits"
Net actuarial losses	4.2	"Compensation and benefits"
Total before tax	3.9
Tax benefit	(1.5)
Total, net of tax	$2.4

Total amortization for the period, net of tax	$2.4

Note 11 — Stock-Based Compensation

The following is a summary of stock-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Expense recognized related to stock options	$1.8	$1.2	$3.4	$4.4
Expense recognized related to restricted stock units	0.8	0.5	1.6	0.8
Expense related to stock appreciation rights (1)	—	—	—	—
Stock-based compensation expense	$2.6	$1.7	$5.0	$5.2
(1) Expense related to stock appreciation rights for the three and six months ended June 30, 2013 and 2012 was nominal.
In May 2013, the Company's stockholders approved an amendment and restatement of the MoneyGram International, Inc. 2005 Omnibus Incentive Plan, which we refer to as the 2005 Plan. The amendment increased the aggregate number of shares that may be issued under awards under the 2005 Plan from 7,125,000 to 12,925,000 shares.
Stock Options — Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
Pursuant to the terms of grants made in 2013, all options issued are time-based with a term of 10 years and vest over a four-year period in an equal number of shares each year.
For purposes of determining the fair value of stock option awards in 2013, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during 2013:

Expected dividend yield (1)	0.0%
Expected volatility (2)	68.2% - 69.0%
Risk-free interest rate (3)	1.1% - 1.2%
Expected life (4)	6.3 years
Weighted-average grant-date fair value per option	$10.25

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

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2012	4,412,076	$22.10
Granted	933,175	16.43
Exercised	(38,951)	18.54
Forfeited/Expired	(488,000)	28.88
Options outstanding at June 30, 2013	4,818,300	$20.35	7.15 years	$19.7
Vested or expected to vest at June 30, 2013	4,648,688	$20.44	7.08 years	$18.8
Options exercisable at June 30, 2013	1,535,426	$22.02	6.04 years	$7.4
The following table is a summary of the Company’s stock option compensation information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Intrinsic value of options exercised (1)	$0.1	$—	$0.1	$—
Cash received from option exercises (1)	$0.6	$—	$0.6	$—
Unrecognized stock option expense	$15.7
Remaining weighted-average vesting period	2.0 years
(1) Intrinsic value and cash received from option exercises for the three and six months ended June 30, 2012 were nominal.
Restricted Stock Units — During 2013, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting, based on average annual adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses) growth during the applicable performance period (2013 - 2015). Under the terms of the restricted stock units granted in 2013, the number of restricted stock units that will vest is determined based on the extent to which the performance goal is achieved.  Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance; 100 percent of the restricted stock units granted will vest for the achievement of average annual adjusted EBITDA at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
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
Since 2010, the Company has granted time-based restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company's common stock. Following the settlement of certain stockholders' litigation on July 20, 2012, THL agreed to waive any future compensation for its representatives on the Board of Directors, including the issuance of Director restricted stock units.
The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2013 grants of performance-based restricted stock units, the grant date fair values at the minimum and target thresholds are $6.4 million and $12.7 million, respectively.

As of June 30, 2013, the Company believes it is probable it will achieve the performance goal at the target level for the 2013 restricted stock units and the threshold level for the 2011 and 2012 restricted stock units on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line, and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
A summary of the Company’s unvested restricted stock unit activity for the six months ended June 30, 2013 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2012	532,224	$16.80
Granted	769,718	15.87
Vested	(48,474)	16.71
Forfeited	(58,790)	17.19
Restricted stock units outstanding at June 30, 2013	1,194,678	$16.62
The fair value of restricted stock units vested was $0.8 million for the three and six months ended June 30, 2013 and $0.6 million for the three and six months ended June 30, 2012. As of June 30, 2013, the Company’s outstanding restricted stock units had unrecognized compensation expense of $12.4 million and a remaining weighted-average vesting period of 2.2 years.
Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the performance goal on the third anniversary. Unrecognized restricted stock unit expense as of June 30, 2013 under the minimum and maximum thresholds are $11.7 million and $13.9 million, respectively.

Note 12 — Income Taxes

For the three and six months ended June 30, 2013, the Company had $13.5 million and $7.7 million, respectively, of income tax expense on pre-tax income of $32.6 million and $14.2 million, respectively. For the three and six months ended June 30, 2012, the Company had $10.2 million and $18.0 million, respectively, of income tax expense on pre-tax (loss) income of $(14.9) million and $3.2 million, respectively.
The Company paid $0.1 million and $0.2 million of federal and state income taxes for the three and six months ended June 30, 2013, respectively, compared to $0.7 million and $0.8 million of federal and state income taxes for the three and six months ended June 30, 2012, respectively. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
For the three and six months ended June 30, 2013, interest and penalties for unrecognized tax benefits were $1.7 million and $3.0 million compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2012. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, the Company had a liability of $5.0 million and $2.0 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
The Internal Revenue Service (the “IRS”) has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and the 2009 Notices of Deficiency, respectively, related to certain securities losses. In August 2012, the IRS also issued an Examination Report for 2008. The Notices of Deficiency relate to, among other items, approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of June 30, 2013, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 13 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any differences between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At June 30, 2013 and December 31, 2012, the deferred rent liability relating to these incentives was $3.3 million and $2.6 million, respectively.
Minimum rental expense under operating leases for the three and six months ended June 30, 2013 and 2012 are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Rent expense	$3.6	$4.1	$8.8	$7.9
Contingent rent expense	0.1	—	0.1	—
Sublease agreements	(0.2)	(0.1)	(0.4)	(0.3)
Minimum rent expense under operating leases	$3.5	$4.0	$8.5	$7.6
Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at June 30, 2013 are (amounts in millions):

2013	$7.4
2014	14.0
2015	11.1
2016	5.4
2017	4.9
Thereafter	15.4
Total	$58.2
Letters of Credit — At June 30, 2013, the Company has $0.4 million of letters of credit. These letters of credit reduce the amount available under the revolving credit facility.
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
As of June 30, 2013, the liability for minimum commission guarantees is $2.8 million and the maximum amount that could be paid under the minimum commission guarantees was $9.9 million over a weighted average remaining term of 2.1 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the six months ended June 30, 2013, the Company paid $0.7 million, or 60 percent, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of June 30, 2013 the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $1.7 million and $38.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013, a nominal charge, net of insurance recoveries, was recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations for legal proceedings. A charge of $36.5 million and $38.1 million, net of insurance recoveries, was recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations for the three and six months ended June 30, 2012, respectively, for legal proceedings.
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
Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock, or D Stock, currently owned by Goldman Sachs and its affiliates.
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

The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Basic common shares outstanding	71.6	71.5	71.6	71.5
Shares related to stock options	0.2	—	0.2	—
Diluted common shares outstanding	71.8	71.5	71.8	71.5
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Shares related to stock options	3.7	5.0	4.2	5.2
Shares related to restricted stock and restricted stock units	1.0	0.5	1.0	0.4
Shares excluded from the computation	4.7	5.5	5.2	5.6

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 27 percent and 28 percent of total revenue for the three months ended June 30, 2013 and 2012, respectively, and 28 percent and 29 percent of total revenue for the six months ended June 30, 2013 and 2012, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily related to discontinued products and businesses. "Other" also contains corporate items. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following tables set forth revenue, operating results, depreciation and amortization and capital expenditures for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Revenue
Global Funds Transfer:
Money transfer	$319.7	$282.3	$614.1	$550.8
Bill payment	24.8	26.0	50.8	53.6
Total Global Funds Transfer	344.5	308.3	664.9	604.4
Financial Paper Products:
Money order	13.6	14.5	27.3	29.4
Official check	6.7	7.0	12.9	13.8
Total Financial Paper Products	20.3	21.5	40.2	43.2
Other	0.3	0.3	0.5	0.6
Total revenue	$365.1	$330.1	$705.6	$648.2

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Segment operating income:
Global Funds Transfer	$40.5	$38.6	$81.9	$71.9
Financial Paper Products	7.6	8.1	14.5	17.1
Total segment operating income	48.1	46.7	96.4	89.0
Other	(5.6)	(43.6)	(9.6)	(50.0)
Total operating income	42.5	3.1	86.8	39.0
Interest expense	9.9	17.7	27.3	35.5
Debt extinguishment costs	—	—	45.3	—
Other	—	0.3	—	0.3
Income (loss) before income taxes	$32.6	$(14.9)	$14.2	$3.2

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Depreciation and amortization:
Global Funds Transfer	$11.2	$9.4	$22.0	$19.2
Financial Paper Products	0.9	0.9	1.8	1.8
Other	0.1	0.7	0.2	0.7
Total depreciation and amortization	12.2	11.0	$24.0	$21.7
Capital expenditures:
Global Funds Transfer	$10.5	$10.4	$18.9	$20.0
Financial Paper Products	0.9	1.3	3.8	3.3
Total capital expenditures	$11.4	$11.7	$22.7	$23.3
The following table sets forth assets by segment for the periods ended June 30, 2013 and December 31, 2012:

(Amounts in millions)	June 30, 2013	December 31, 2012
Assets:
Global Funds Transfer	$1,606.6	$1,448.3
Financial Paper Products	3,144.4	3,395.1
Other	324.8	307.2
Total assets	$5,075.8	$5,150.6
Geographic Areas — International revenues are defined as revenues generated from money transfer transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The following table details total revenue by major geographic area for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
United States	$221.2	$205.1	$430.8	$405.6
International	143.9	125.0	274.8	242.6
Total revenue	$365.1	$330.1	$705.6	$648.2

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
The following information represents condensed, consolidating Balance Sheets as of June 30, 2013 and December 31, 2012, along with condensed, consolidating Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.3	2,088.2	112.9	—	2,202.4
Receivables, net (substantially restricted)	—	1,163.7	14.8	—	1,178.5
Interest-bearing investments (substantially restricted)	—	875.0	27.3	—	902.3
Available-for-sale investments (substantially restricted)	—	50.5	—	—	50.5
Property and equipment, net	—	100.4	26.0	—	126.4
Goodwill	—	306.9	121.8	—	428.7
Other assets	21.9	217.5	18.0	(70.4)	187.0
Equity investments in subsidiaries	29.5	183.0	—	(212.5)	—
Intercompany receivables	655.9	(34.7)	4.3	(625.5)	—
Total assets	$708.6	$4,950.5	$325.1	$(908.4)	$5,075.8
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$4,037.2	$39.2	$—	$4,076.4
Debt	847.1	—	—	—	847.1
Pension and other postretirement benefits	—	123.8	—	—	123.8
Accounts payable and other liabilities	51.6	100.0	95.5	(70.4)	176.7
Intercompany liabilities	(41.9)	660.0	7.4	(625.5)	—
Total liabilities	856.8	4,921.0	142.1	(695.9)	5,224.0
Total stockholders’ (deficit) equity	(148.2)	29.5	183.0	(212.5)	(148.2)
Total liabilities and stockholders’ (deficit) equity	$708.6	$4,950.5	$325.1	$(908.4)	$5,075.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.3	2,585.5	95.4	—	2,683.2
Receivables, net (substantially restricted)	—	1,190.8	15.7	—	1,206.5
Interest-bearing investments (substantially restricted)	—	425.0	25.1	—	450.1
Available-for-sale investments (substantially restricted)	—	63.5	—	—	63.5
Property and equipment, net	—	99.8	28.1	—	127.9
Goodwill	—	306.9	121.8	—	428.7
Other assets	7.5	181.6	19.4	(17.8)	190.7
Equity investments in subsidiaries	26.6	181.0	—	(207.6)	—
Intercompany receivables	—	165.9	—	(165.9)	—
Total assets	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,127.0	$48.4	$—	$4,175.4
Debt	—	809.9	—	—	809.9
Pension and other postretirement benefits	—	126.8	—	—	126.8
Accounts payable and other liabilities	60.0	109.7	48.0	(17.8)	199.9
Intercompany liabilities	137.8	—	28.1	(165.9)	—
Total liabilities	197.8	5,173.4	124.5	(183.7)	5,312.0
Total stockholders’ (deficit) equity	(161.4)	26.6	181.0	(207.6)	(161.4)
Total liabilities and stockholders’ (deficit) equity	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$384.6	$80.2	$(103.2)	$361.6
Investment revenue	—	3.5	—	—	3.5
Total revenue	—	388.1	80.2	(103.2)	365.1
EXPENSES
Fee and other commissions expense	—	198.3	41.3	(70.0)	169.6
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	198.4	41.3	(70.0)	169.7
Compensation and benefits	—	49.2	17.2	—	66.4
Transaction and operations support	1.0	83.1	11.5	(33.2)	62.4
Occupancy, equipment and supplies	—	9.0	2.9	—	11.9
Depreciation and amortization	—	8.9	3.3	—	12.2
Total operating expenses	1.0	348.6	76.2	(103.2)	322.6
OPERATING (LOSS) INCOME	(1.0)	39.5	4.0	—	42.5
Other expense
Interest expense	9.9	—	—	—	9.9
Total other expenses	9.9	—	—	—	9.9
(Loss) income before income taxes	(10.9)	39.5	4.0	—	32.6
Income tax (benefit) expense	(3.8)	17.3	—	—	13.5
(Loss) income after income taxes	(7.1)	22.2	4.0	—	19.1
Equity income (loss) in subsidiaries	26.2	4.0	—	(30.2)	—
NET INCOME (LOSS)	$19.1	$26.2	$4.0	$(30.2)	$19.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$748.1	$152.4	$(201.2)	$699.3
Investment revenue	—	6.2	0.1	—	6.3
Total revenue	—	754.3	152.5	(201.2)	705.6
OPERATING EXPENSES
Fee and other commissions expense	—	379.3	80.1	(135.5)	323.9
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	379.5	80.1	(135.5)	324.1
Compensation and benefits	—	97.9	34.0	—	131.9
Transaction and operations support	1.5	155.2	22.9	(65.7)	113.9
Occupancy, equipment and supplies	—	18.8	6.1	—	24.9
Depreciation and amortization	—	17.3	6.7	—	24.0
Total operating expenses	1.5	668.7	149.8	(201.2)	618.8
OPERATING (LOSS) INCOME	(1.5)	85.6	2.7	—	86.8
OTHER EXPENSE
Interest expense	10.3	17.0	—	—	27.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	10.3	62.3	—	—	72.6
(Loss) income before income taxes	(11.8)	23.3	2.7	—	14.2
Income tax (benefit) expense	(4.1)	11.0	0.8	—	7.7
(Loss) income after income taxes	(7.7)	12.3	1.9	—	6.5
Equity income (loss) in subsidiaries	14.2	1.9	—	(16.1)	—
NET INCOME (LOSS)	$6.5	$14.2	$1.9	$(16.1)	$6.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$352.8	$71.9	$(98.0)	$326.7
Investment revenue	—	3.2	0.2	—	3.4
Total revenue	—	356.0	72.1	(98.0)	330.1
EXPENSES
Fee and other commissions expense	—	184.7	42.3	(80.3)	146.7
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	184.8	42.3	(80.3)	146.8
Compensation and benefits	—	42.3	16.7	—	59.0
Transaction and operations support	8.8	93.7	13.2	(17.7)	98.0
Occupancy, equipment and supplies	—	8.6	3.6	—	12.2
Depreciation and amortization	—	7.9	3.1	—	11.0
Total operating expenses	8.8	337.3	78.9	(98.0)	327.0
OPERATING (LOSS) INCOME	(8.8)	18.7	(6.8)	—	3.1
Other expense
Interest expense	—	17.7	—	—	17.7
Other	0.3	—	—	—	0.3
Total other expenses	0.3	17.7	—	—	18.0
(Loss) income before income taxes	(9.1)	1.0	(6.8)	—	(14.9)
Income tax (benefit) expense	(3.4)	15.1	(1.5)	—	10.2
Loss after income taxes	(5.7)	(14.1)	(5.3)	—	(25.1)
Equity (loss) income in subsidiaries	(19.4)	(5.3)	—	24.7	—
NET (LOSS) INCOME	$(25.1)	$(19.4)	$(5.3)	$24.7	$(25.1)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$693.2	$141.2	$(192.8)	$641.6
Investment revenue	—	6.2	0.4	—	6.6
Total revenue	—	699.4	141.6	(192.8)	648.2
OPERATING EXPENSES
Fee and other commissions expense	—	364.2	80.2	(155.8)	288.6
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	364.4	80.2	(155.8)	288.8
Compensation and benefits	—	86.3	31.8	—	118.1
Transaction and operations support	10.6	157.7	24.9	(37.0)	156.2
Occupancy, equipment and supplies	—	17.6	6.8	—	24.4
Depreciation and amortization	—	15.6	6.1	—	21.7
Total operating expenses	10.6	641.6	149.8	(192.8)	609.2
OPERATING (LOSS) INCOME	(10.6)	57.8	(8.2)	—	39.0
OTHER EXPENSE
Interest expense	—	35.5	—	—	35.5
Other	0.3	—	—	—	0.3
Total other expense	0.3	35.5	—	—	35.8
(Loss) income before income taxes	(10.9)	22.3	(8.2)	—	3.2
Income tax (benefit) expense	(4.1)	23.6	(1.5)	—	18.0
Loss after income taxes	(6.8)	(1.3)	(6.7)	—	(14.8)
Equity (loss) income in subsidiaries	(8.0)	(6.7)	—	14.7	—
NET (LOSS) INCOME	$(14.8)	$(8.0)	$(6.7)	$14.7	$(14.8)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$19.1	$26.2	$4.0	$(30.2)	$19.1
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax benefit of $0.3	(0.3)	(0.3)	—	0.3	(0.3)
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0	(0.1)	(0.1)	—	0.1	(0.1)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.9	1.3	1.3	—	(1.3)	1.3
Unrealized foreign currency translation gain (losses), net of tax expense of $0.2	0.3	0.4	0.2	(0.6)	0.3
Other comprehensive income (loss)	1.2	1.3	0.2	(1.5)	1.2
COMPREHENSIVE INCOME (LOSS)	$20.3	$27.5	$4.2	$(31.7)	$20.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$6.5	$14.2	$1.9	$(16.1)	$6.5
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax benefit of $0.4	(0.3)	(0.3)	—	0.3	(0.3)
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.1	(0.2)	(0.2)	—	0.2	(0.2)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $1.6	2.6	2.6	—	(2.6)	2.6
Unrealized foreign currency translation (losses) gains, net of tax benefit of $0.8	(1.3)	(1.4)	(1.2)	2.6	(1.3)
Other comprehensive income (loss)	0.8	0.7	(1.2)	0.5	0.8
COMPREHENSIVE INCOME (LOSS)	$7.3	$14.9	$0.7	$(15.6)	$7.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(25.1)	$(19.4)	$(5.3)	$24.7	$(25.1)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.1	0.4	0.4	—	(0.4)	0.4
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $0	(0.1)	(0.1)	—	0.1	(0.1)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.6	0.9	0.9	—	(0.9)	0.9
Unrealized foreign currency translation (losses) gains, net of tax benefit of $1.2	(1.8)	(1.8)	(1.5)	3.3	(1.8)
Other comprehensive (loss) income	(0.6)	(0.6)	(1.5)	2.1	(0.6)
COMPREHENSIVE (LOSS) INCOME	$(25.7)	$(20.0)	$(6.8)	$26.8	$(25.7)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(14.8)	$(8.0)	$(6.7)	$14.7	$(14.8)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.6	1.4	1.4	—	(1.4)	1.4
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net (loss) income, net of tax expense of $0.1	(0.2)	(0.2)	—	0.2	(0.2)
Reclassification of net actuarial loss recorded to net (loss) income, net of tax benefit of $1.2	1.9	1.9	—	(1.9)	1.9
Unrealized foreign currency translation gains (losses), net of tax benefit of $0.1	0.2	0.2	(0.5)	0.3	0.2
Other comprehensive income (loss)	3.3	3.3	(0.5)	(2.8)	3.3
COMPREHENSIVE (LOSS) INCOME	$(11.5)	$(4.7)	$(7.2)	$11.9	$(11.5)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7.7)	$413.2	$2.0	$—	$407.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	4.9	—	—	4.9
Purchases of interest-bearing investments (substantially restricted)	—	(500.0)	—	—	(500.0)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	100.0	—	—	100.0
Purchases of property and equipment, net of disposals	—	(8.9)	(2.3)	—	(11.2)
Proceeds from disposal of assets and businesses	—	0.3	—	—	0.3
Capital contribution from subsidiary guarantors	—	(0.3)	—	0.3	—
Net cash (used in) provided by investing activities	—	(404.0)	(2.3)	0.3	(406.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.1)	—	—	—	(2.1)
Proceeds from stock options exercised	0.6	—	—	—	0.6
Intercompany financings	(2.3)	2.3	—	—	—
Dividend from parent	11.5	(11.5)	—	—	—
Capital contribution to non-guarantors	—	—	0.3	(0.3)	—
Net cash provided by (used in) financing activities	7.7	(9.2)	0.3	(0.3)	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(24.4)	$483.5	$6.9	$—	$466.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	11.6	—	—	11.6
Purchases of interest-bearing investments (substantially restricted)	—	(750.0)	(14.7)	—	(764.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	300.0	11.1	—	311.1
Purchases of property and equipment, net of disposals	—	(21.8)	(4.6)	—	(26.4)
Proceeds from disposal of assets and businesses	—	0.3	—	—	0.3
Capital contribution from subsidiary guarantors	—	(1.3)	—	1.3	—
Net cash (used in) provided by investing activities	—	(461.2)	(8.2)	1.3	(468.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs of issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(2.1)	(813.1)	—	—	(815.2)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Intercompany financings	(835.6)	835.6	—	—	—
Dividend from parent	11.5	(11.5)			—
Capital contribution to non-guarantors		—	1.3	(1.3)	—
Net cash provided by (used in) financing activities	24.4	(22.3)	1.3	(1.3)	2.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13.4	$(10.3)	$(0.5)	$—	$2.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	8.5	—	—	8.5
Purchases of interest-bearing investments (substantially restricted)	—	(100.0)	(12.7)	—	(112.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	100.0	13.5	—	113.5
Purchases of property and equipment, net of disposals	—	(9.0)	(2.7)	—	(11.7)
Proceeds from disposal of property and equipment	—	0.2	—	—	0.2
Capital contribution from subsidiary guarantors	—	(2.4)	—	2.4	—
Net cash (used in) provided by investing activities	—	(2.7)	(1.9)	2.4	(2.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(0.4)	—	—	(0.4)
Intercompany financings	(13.4)	13.4	—	—	—
Capital contribution to non-guarantors	—	—	2.4	(2.4)	—
Net cash (used in) provided by financing activities	(13.4)	13.0	2.4	(2.4)	(0.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23.5	$(15.6)	$4.3	$—	$12.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	19.3	—	—	19.3
Purchases of interest-bearing investments (substantially restricted)	—	(300.0)	(24.5)	—	(324.5)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	300.0	23.6	—	323.6
Purchases of property and equipment	—	(23.9)	(6.4)	—	(30.3)
Proceeds from disposal of property and equipment	—	0.4	—	—	0.4
Capital contribution from subsidiary guarantors	—	(3.0)	—	3.0	—
Net cash (used in) provided by investing activities	—	(7.2)	(7.3)	3.0	(11.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(0.7)	—	—	(0.7)
Intercompany financings	(23.5)	23.5	—	—	—
Capital contribution to non-guarantors	—	—	3.0	(3.0)	—
Net cash (used in) provided by financing activities	(23.5)	22.8	3.0	(3.0)	(0.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Cautionary Statements regarding Forward Looking Statements
OVERVIEW
MoneyGram is a leading global money transfer and payment services company. Our major products include global money transfers, bill payment services, and financial paper products. Our global money transfer and bill payment services are our primary revenue drivers. We help people and businesses by providing affordable, reliable and convenient money transfer and payment services. Our primary consumers may not be fully served by other financial institutions, referred to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers have limited access to services normally offered through traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions.
Our sales efforts are organized based on the nature of products and the services offered. We primarily manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other,” and are primarily related to discontinued products and businesses. Operating expenses are discussed based on the functional nature of the expense.
Business Environment and Trends
The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world, based on total face value of remittances in 2012, we will encounter increasing competition as new technologies emerge that allow consumers to send and receive money in a variety of ways.
Overall, our total revenue growth for the three and six months ended June 30, 2013 was 11 percent and nine percent, respectively, which was driven by the success of the money transfer product. Our money transfer fee and other revenue growth for the three and six months ended June 30, 2013 was 13 percent and 12 percent, respectively. Our money transfer transaction growth for the three and six months ended June 30, 2013 was 14 percent and 13 percent, respectively. The World Bank, a key source of industry analysis for developing countries, has projected long term growth rates in the high single digits.
Our money transfer agent base has expanded 15 percent to approximately 327,000 locations as of June 30, 2013, compared to over 284,000 locations as of June 30, 2012, primarily due to expansion in the United States, Russia and India. We continue to review markets where we may have an opportunity to increase our presence through agent signings and acquisition. Commissions expense and signing bonuses may increase as we continue our agent expansion and retention efforts throughout 2013.
We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. We are monitoring consumer behavior to ensure that we continue our transaction growth trend. Additionally, we continue to review markets where we may have an opportunity to increase prices based on brand awareness, loyalty and competitive positioning. Pricing actions from our competitors may also result in pricing changes for our products and services.
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations in the U.S. and other countries. We continue to see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance, as well as consumer fraud prevention and education. We will continue to take proactive steps that we feel are in the best interest of consumers to prevent consumer fraud. Since 2009, we have increased our compliance personnel headcount and made investments in our compliance-related technology and infrastructure.
GAAP Measures
We utilize certain financial measures prepared in accordance with accounting principles generally accepted in the United States ("GAAP") to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commission expense, fee and other revenue less commissions, operating income and operating margin. Additionally, we use assets in excess of payment service obligations when assessing capital resources and liquidity. Assets in excess of payment service obligations is comprised of: cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted), less payment service obligations.
Non-GAAP Measures
This Form 10-Q includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures that we use to assess our overall performance. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. The following non-GAAP financial measures include:

•	EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization)

•	Adjusted EBITDA (EBITDA adjusted for significant items)

•	Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses)
We believe that EBITDA, Adjusted EBITDA and Free Cash Flow enhance investors' understanding of our business and performance. We use EBITDA and Adjusted EBITDA to review results of operations, forecast and budget, assess cash flow and capital and allocate resources. We use Free Cash Flow to assess our cash flow and capital resources. Since these are non-GAAP measures, the Company believes it is more appropriate to disclose these metrics after discussion and analysis of the GAAP financial measures. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies.
Non-Financial Measures
We also use certain non-financial measures to assess our overall performance. These measures include, but are not limited to: transaction growth and money transfer agent base.
Key Business Terms:
Corridor — With regard to a money transfer transaction, a corridor is referred to as the originating "send" location and the designated "receive" location. Transactions and the related fee and other revenue are viewed as originating from the "send side" of a transaction.
Corridor mix — Relative impact of consumers completing more or less transactions in each available corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Foreign currency — The impact of foreign currency exchange rate fluctuations are typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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

In connection with the Company's entry into the 2013 Credit Agreement, the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the 2011 Credit Agreement. The Company also purchased all $325.0 million of the outstanding 13.25% senior secured second lien notes due 2018 of Moneygram Payment Systems Worldwide, Inc. for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, referred to herein as the Note Repurchase. As a result, the Company incurred a pre-tax debt extinguishment charge of $45.3 million. The Company expects to realize estimated annual cash interest savings of $28.0 million as a result of the refinancing.
Deferred Prosecution Agreement — In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania, or MDPA, and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice, or US DOJ. Aaron Marcu is a litigation partner with Freshfields Bruckhaus Deringer LLP in New York and heads its global financial institutions litigation group. Aaron Marcu was among the original list of potential monitors that we submitted to the government. As a result of the settlement, we incurred $2.4 million of expense in the second quarter of 2013, with an annual estimated expense of $7.2 million.
Global Business Transformation Initiative — In the second quarter of 2010, we announced the implementation of a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative includes investment in technology, organizational changes and relocation of certain operations, among other items. The Company has incurred $3.2 million, $25.1 million, $20.7 million and $5.4 million of cash outlays in 2013, 2012, 2011 and 2010, respectively, and recorded $3.2 million, $19.8 million, $23.5 million and $5.9 million of expenses during 2013, 2012, 2011 and 2010, respectively. While the Company's reorganization and restructuring activities were substantially complete in 2012, they will continue on a limited basis in 2013.
RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
REVENUE
Fee and other revenue	$361.6	$326.7	11%	$699.3	$641.6	9%
Investment revenue	3.5	3.4	3%	6.3	6.6	(5)%
Total revenue	365.1	330.1	11%	705.6	648.2	9%
OPERATING EXPENSES
Fee and other commissions expense	169.6	146.7	16%	323.9	288.6	12%
Investment commissions expense	0.1	0.1	—%	0.2	0.2	—%
Total commissions expense	169.7	146.8	16%	324.1	288.8	12%
Compensation and benefits	66.4	59.0	13%	131.9	118.1	12%
Transaction and operations support	62.4	98.0	(36)%	113.9	156.2	(27)%
Occupancy, equipment and supplies	11.9	12.2	(2)%	24.9	24.4	2%
Depreciation and amortization	12.2	11.0	11%	24.0	21.7	11%
Total operating expenses	322.6	327.0	(1)%	618.8	609.2	2%
OPERATING INCOME	42.5	3.1	NM	86.8	39.0	123%
OTHER EXPENSE
Interest expense	9.9	17.7	(44)%	27.3	35.5	(23)%
Debt extinguishment costs	—	—	—%	45.3	—	100%
Other	—	0.3	(100)%	—	0.3	(100)%
Total other expense	9.9	18.0	(45)%	72.6	35.8	103%
Income (loss) before income taxes	32.6	(14.9)	NM	14.2	3.2	344%
Income tax expense	13.5	10.2	32%	7.7	18.0	(57)%
NET INCOME (LOSS)	$19.1	$(25.1)	NM	$6.5	$(14.8)	NM
NM = Not meaningful

Fee and Other Revenue and Related Commission Expense
The following discussion provides fee and other revenue and related commission expense results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Fee and other revenue	$361.6	$326.7	11%	$699.3	$641.6	9%
Fee and other commissions expense	169.6	146.7	16%	323.9	288.6	12%
Fee and other commissions expense as a percent of fee and other revenue	46.9%	44.9%		46.3%	45.0%
Fee and Other Revenue — Fee and other revenue consists of transaction fees, foreign exchange revenue and miscellaneous revenue. Transaction fees are earned on money transfer, bill payment, money order and official check transactions. The Company derives money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads involving different "send" and "receive" countries. The Company has corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services and, in certain countries, we provide consumers with the ability to complete their transactions in a choice of local currencies, also known as multi-currency. Miscellaneous revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees.
For the three and six months ended June 30, 2013, fee and other revenue grew 11 percent and nine percent, respectively, when compared to the same periods in 2012. Fee and other revenue growth was primarily driven by transaction growth from the money transfer product, which was partially offset by shifts in corridor mix and average face value per transaction for the money transfer product. An additional offset was realized as a result of transaction declines from the bill payment, money order and official check products.
Fee and Other Commissions — The Company incurs fee commissions primarily on our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders, except in certain limited circumstances for large agents where we may pay a fixed commission amount based on total money order transactions. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
As a result of the continued money transfer growth, fee and other commissions expense grew 16 percent and 12 percent for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. Our fee and other commissions expense growth rate is out pacing the fee and other revenue growth rate as a result of the continued shift in the overall product mix towards the money transfer product and increased signing bonus payments as we continue our agent expansion and retention efforts. For the three months ended June 30, 2013, commissions expense as a percentage of fee and other revenue grew from 44.9 percent to 46.9 percent, when compared to the same period in 2012. For the six months ended June 30, 2013, commissions expense as a percentage of fee and other revenue grew from 45.0 percent to 46.3 percent, when compared to the same period in 2012.
Global Funds Transfer Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the three and six months ended June 30, 2013 and 2012. Investment revenue is not included in the analysis below. For further detail, see Net Investment Revenue Analysis.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Money transfer:
Fee and other revenue	$319.7	$282.1	13%	$614.0	$550.4	12%
Bill payment:
Fee and other revenue	24.8	26.0	(5)%	50.8	53.6	(5)%
Total Global Funds Transfer:
Fee and other revenue	$344.5	$308.1	12%	$664.8	$604.0	10%
Commissions expense	$169.4	$146.3	16%	$323.3	$287.8	12%
For the three months ended June 30, 2013, Global Funds Transfer fee and other revenue increased $36.4 million, when compared to the same period in 2012. The increase was a result of the 13 percent fee and other revenue growth by the money transfer product, which was driven by transaction growth of 14 percent, slightly offset by continued shifts in our corridor mix and average face value per transaction. Bill payment fee and other revenue experienced a decline of five percent, as transactions declined two percent, coupled with lower average fee per transaction as a result of industry mix.
For the six months ended June 30, 2013, Global Funds Transfer fee and other revenue increased $60.8 million, when compared to the same period in 2012. The increase was driven by money transfer fee and other revenue growth of 12 percent, which was generated by transaction growth of 13 percent, which was slightly offset by continued shifts in our corridor mix and average face value per transaction. Bill payment fee and other revenue declined five percent, primarily due to declined transactions of two percent, coupled with lower average fee per transaction as a result of industry mix.
Money Transfer Transactions
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
Total transactions	14%	13%
U.S. to U.S.	8%	7%
U.S. Outbound	19%	16%
Originating outside of the U.S.	16%	15%
Growth in the U.S. Outbound corridors was primarily driven by sends to Mexico. For the three and six months ended June 30, 2013, transactions from this corridor represented 11 percent and 10 percent of our total transactions, respectively. Transaction growth originating outside of the U.S. was primarily driven by strong growth in the Western European and Latin American and Caribbean regions.

Money Transfer Fee and Other Revenue
As detailed in the table below, for the three and six months ended June 30, 2013, money transfer transaction growth was partially offset by continued shifts in corridor mix and average face value per transaction. The following table details the changes in money transfer fee and other revenue from 2012 to 2013, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$282.1	$550.4
Change resulting from:
Money transfer volume growth	40.5	71.2
Foreign currency exchange rate	0.4	0.5
Corridor mix and average face value per transaction	(2.2)	(7.1)
Other	(1.1)	(0.9)
For the period ended June 30, 2013	$319.7	$614.1
Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from 2012 to 2013, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$26.0	$53.6
Change resulting from:
Bill payment volume decline	(0.7)	(1.7)
Industry mix	(0.5)	(1.1)
For the period ended June 30, 2013	$24.8	$50.8
For the three and six months ended June 30, 2013, bill payment fee and other revenue declines were a result of transaction declines of two percent, for both periods when compared to 2012, and lower average fees as a result of shifts in industry mix. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals. Our traditional verticals, such as auto and credit card, have been negatively impacted by the economic conditions in the U.S. For the three months ended June 30, 2013, fee and other revenue decreased five percent, or $1.2 million, when compared to the same period in 2012. For the six months ended June 30, 2013, fee and other revenue decreased five percent, or $2.8 million, when compared to the same period in 2012.

Global Funds Transfer Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2012 to 2013, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$146.3	$287.8
Change resulting from:
Money transfer volume growth	16.8	28.6
Money transfer commission rates	5.3	6.3
Bill payment volumes	(0.4)	(1.1)
Bill payment commission rates	0.3	0.2
Signing bonuses	1.9	2.4
Foreign currency exchange rate	0.4	0.5
Other	(1.2)	(1.4)
For the period ended June 30, 2013	$169.4	$323.3
Due to the growth of the money transfer product and the increased signing bonus expense from new agent signings, partially offset by the transaction declines from the bill payment product, fee and other commission expense increased 16 percent and 12 percent for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. As a result of the continued shift in the overall product mix towards the money transfer product, commissions expense as a percentage of fee and other revenue grew for both the three and six months ended June 30, 2013, when compared to same periods in 2012. For the three months ended June 30, 2013, commissions expense as a percentage of fee and other revenue grew to 49.2 percent, from 47.5 percent for the same period in 2012. For the six months ended June 30, 2013, commissions expense as a percentage of fee and other revenue grew to 48.6 percent, from 47.6 percent for the same period in 2012.
Financial Paper Products Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Financial Paper Product segment for the three and six months ended June 30, 2013 and 2012. Investment revenue is not included in the analysis below. For further detail, see Net Investment Revenue Analysis.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Money order:
Fee and other revenue	$12.9	$13.9	(7)%	$26.1	$28.3	(8)%
Official check:
Fee and other revenue	4.3	4.7	(9)%	8.4	9.4	(11)%
Total Financial Paper Products:
Fee and other revenue	$17.2	$18.6	(8)%	$34.5	$37.7	(8)%
Commissions expense	$0.2	$0.4	(50)%	$0.5	$0.8	(38)%
For the three months ended June 30, 2013, money order fee and other revenue decreased $1.0 million, or seven percent, when compared to the same period in 2012, due to volume declines attributed to the attrition of agents and the continued migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.4 million, or nine percent, when compared to the same period in 2012. For the three months ended June 30, 2013 and 2012, commissions expense was $0.2 million and $0.4 million, respectively.
For the six months ended June 30, 2013, money order fee and other revenue decreased $2.2 million, or eight percent, when compared to the same period in 2012, due to volume declines attributed to the attrition of agents and the continued migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $1.0 million, or 11 percent, when compared to the same period in 2012. For the six months ended June 30, 2013 and 2012, commissions expense was $0.5 million and $0.8 million, respectively.

Net Investment Revenue Analysis
The following discussion provides a summary of the Company's net investment revenue, both investment revenue and investment commission expense, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Investment revenue	$3.5	$3.4	3%	$6.3	$6.6	(5)%
Investment commissions expense(1)	(0.1)	(0.1)	—%	(0.2)	(0.2)	—%
Net investment revenue	$3.4	$3.3	3%	$6.1	$6.4	(5)%
(1) Commissions are generated from the average outstanding cash balances of official checks sold.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments.
For the three months ended June 30, 2013, investment revenue increased $0.1 million, or three percent, when compared to the same period in 2012. A shift in investment allocation to longer dated, higher yielding investments drove an increase in investment revenue.
For the six months ended June 30, 2013, investment revenue decreased $0.3 million, or five percent, when compared to the same period in 2012. Decline in investment revenue is primarily due to lower prevailing interest rates on the existing portfolio during the first quarter of 2013, partially offset by the impact of the shift in investments which occurred in the second quarter.
Investment Commissions
Investment commissions consist of amounts paid to financial institution official check customers based on short-term interest rate indices times the average outstanding cash balances of official checks sold by that financial institution. For the three and six months ended June 30, 2013, investment commissions expense experienced a nominal change when compared to the same periods in 2012. The majority of our financial institution customers continued to be in a "negative" commission position at June 30, 2013, meaning we did not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.
Operating Expenses
The following table is a summary of the operating expenses as expressed in dollars (in millions) and percentage of total revenue for the three months ended June 30, 2013 and 2012:

	2013		2012
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$66.4	18%	$59.0	18%
Transaction and operations support	62.4	17%	98.0	30%
Occupancy, equipment and supplies	11.9	3%	12.2	4%
Depreciation and amortization	12.2	3%	11.0	3%
Total operating expenses	$152.9	42%	$180.2	55%

The following table is a summary of the operating expenses as expressed in dollars (in millions) and percentage of total revenue for the six months ended June 30, 2013 and 2012:

	2013		2012
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$131.9	19%	$118.1	18%
Transaction and operations support	113.9	16%	156.2	24%
Occupancy, equipment and supplies	24.9	4%	24.4	4%
Depreciation and amortization	24.0	3%	21.7	3%
Total operating expenses	$294.7	42%	$320.4	49%
Total operating expenses, as a percentage of total revenue, have decreased primarily due to legal expenses incurred in 2012 for certain stockholder litigation that was settled in July 2012 and the US DOJ/MDPA investigation. This decrease was partially offset by an one percent increase in compensation and benefits, primarily due to increased headcount, ordinary salary increases and changing employee base mix. For the three months ended June 30, 2013, total operating expenses as a percentage of total revenue was 42 percent, as compared to 55 percent for the same period in 2012. In the "Transaction and operations support" line item, the stockholder litigation and US DOJ/MDPA investigation expense accounted for $39.8 million, or 12 percent of total revenue for 2012, but was only $0.6 million in 2013. For the six months ended June 30, 2013, total operating expenses as a percentage of total revenue was 42 percent, an improvement from 49 percent for the same periods in 2012. In the "Transaction and operations support" line item, the stockholder litigation and US DOJ/MDPA investigation expense accounted for $43.4 million, or seven percent of total revenue in 2012, but was only $1.0 million in 2013.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$59.0	$118.1
Change resulting from:
Salaries, related payroll taxes and incentive compensation	6.6	14.1
Employee stock-based compensation	0.9	(0.2)
Reorganization and restructuring	(1.5)	(1.9)
Other employee benefits	1.4	1.8
For the period ended June 30, 2013	$66.4	$131.9
For the three and six months ended June 30, 2013, when compared to the same periods in 2012, compensation and benefits expense increased primarily due to increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Other employee benefits increased due to higher insurance costs and increased benefit plan expense. Reorganization and restructuring costs decreased as we near the conclusion of our Global Transformation Initiative.

Transaction and Operations Support
Transaction and operations support primarily includes: marketing; professional fees and other outside services; telecommunications; agent support costs, including forms related to our products; non-compensation employee costs, including training, travel and relocation; bank charges; and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$98.0	$156.2
Change resulting from:
Legal expenses	(39.2)	(44.0)
Contractor, consultant and outsourcing	4.1	3.8
Foreign exchange gains/losses	0.2	0.4
Marketing costs	0.2	(1.2)
Reorganization and restructuring	(2.0)	(4.9)
Provision for loss	1.1	2.0
Other	—	1.6
For the period ended June 30, 2013	$62.4	$113.9
Transaction and operations support expense decreased for the three and six months ended June 30, 2013 as a result of a decrease in legal expenses from the stockholder litigation and the US DOJ/MDPA investigation and decreased reorganization and restructuring costs, as we near the conclusion of our Global Transformation Initiative. The reduced legal expenses are partially offset by the ongoing IRS tax litigation along with increased expenses for contractors, consultants and outsourcing as a result of the Deferred Prosecution Agreement.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following is a summary of the change in occupancy, equipment and supplies:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2012	$12.2	$24.4
Change resulting from:
Rent and building operating costs	0.4	0.8
Reorganization and restructuring	(0.8)	(0.1)
Other	0.1	(0.2)
For the period ended June 30, 2013	$11.9	$24.9
For the three months ended June 30, 2013, occupancy, equipment and supplies expense decreased as a result of decreased costs for reorganization and restructuring as we near the conclusion of our Global Transformation Initiative, which was partially offset by higher rent and building operating expense. For the six months ended June 30, 2013, occupancy, equipment and supplies expense increased as a result of increased rent and building operation costs, partially offset by decreased costs for reorganization and restructuring expense.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. For the three and six months ended June 30, 2013, depreciation and amortization increased 11 percent, or $1.2 million and $2.3 million, respectively, when compared to the same periods in 2012. The increases were primarily driven by depreciation expense for signage and agent equipment as we continue to expand our agent base and marketing efforts. These increases were partially offset by lower depreciation expense on computer hardware and lower total amortization expense.

Other Expenses, Net
Interest Expense — As a result of lower interest rates from the 2013 Credit Agreement and Note Repurchase, interest expense decreased for the three and six months ended June 30, 2013, when compared to the same periods in 2012. Interest expense for the three months ended June 30, 2013 decreased $7.8 million, or 44 percent, when compared to the same period in 2012. For the six months ended June 30, 2013, interest expense decreased $8.2 million, or 23 percent, when compared to the same period in 2012.
Debt Extinguishment Costs — In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, the Company recognized debt extinguishment costs of $45.3 million in the first quarter of 2013. The Company expensed $20.0 million of unamortized deferred financing costs and $2.3 million of debt discount and incurred $1.5 million of debt modification costs. Additionally, the Company incurred a prepayment penalty of $21.5 million for the Note Repurchase, which was expensed as debt extinguishment costs. The Company did not record debt extinguishment costs for the six months ended June 30, 2012.
Income Taxes — For the three months ended June 30, 2013, the Company had $13.5 million of income tax expense on pre-tax income of $32.6 million. For the six months ended June 30, 2013, the Company had $7.7 million of income tax expense on pre-tax income of $14.2 million; the tax benefit was primarily due to the debt extinguishment costs.
PRE-TAX OPERATING INCOME AND OPERATING MARGIN
The Company's management utilizes pre-tax operating income and operating margin when assessing both consolidated and segment operating performance and allocation of resources. Excluded from the segments' operating income are interest and other expenses related to our credit agreements, items related to our preferred stock, operating loss from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments.
The following table provides a summary overview of pre-tax operating income and operating margin for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars in millions)	2013	2012		2013	2012
Segment operating income:
Global Funds Transfer	$40.5	$38.6	$1.9	$81.9	$71.9	$10.0
Financial Paper Products	7.6	8.1	(0.5)	14.5	17.1	(2.6)
Total segment operating income	48.1	46.7	1.4	96.4	89.0	7.4
Other	(5.6)	(43.6)	38.0	(9.6)	(50.0)	40.4
Total operating income	42.5	3.1	39.4	86.8	39.0	47.8
Interest expense	9.9	17.7	(7.8)	27.3	35.5	(8.2)
Debt extinguishment costs	—	—	—	45.3	—	45.3
Other	—	0.3	(0.3)	—	0.3	(0.3)
Income (loss) before income taxes	$32.6	$(14.9)	$47.5	$14.2	$3.2	$11.0

Total operating margin	11.6%	0.9%		12.3%	6.0%
Global Funds Transfer	11.8%	12.5%		12.3%	11.9%
Financial Paper Products	37.4%	37.7%		36.1%	39.6%
For the three and six months ended June 30, 2013, the Company experienced total operating income growth and improved total operating margins when compared to the same periods in 2012. For the three months ended June 30, 2013, total operating income increased to $42.5 million, from $3.1 million for the same period in 2012. The growth was primarily driven by reduced legal expenses from the 2012 stockholder litigation and US DOJ/MDPA investigation of $39.8 million and operating income growth of $1.9 million from the Global Funds Transfer segment, which was partially offset by a decline in operating income of $0.5 million from the Financial Paper Products segment. For the six months ended June 30, 2013, total operating income increased to $86.8 million, from $39.0 million for the same period in 2012. The growth was primarily driven by the $43.4 million reduction of legal expenses from the 2012 stockholder litigation and US DOJ/MDPA investigation and operating income growth of $10.0 million from the Global Funds Transfer segment, which was partially offset by the Financial Paper Product segment which reported a $2.6 million decline in operating income.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2013	2012	Change	2013	2012	Change
Income (loss) before income taxes	$32.6	$(14.9)	$47.5	$14.2	$3.2	$11.0
Interest expense	9.9	17.7	(7.8)	27.3	35.5	(8.2)
Depreciation and amortization	12.2	11.0	1.2	24.0	21.7	2.3
Amortization of agent signing bonuses	10.0	8.0	2.0	18.8	16.4	2.4
EBITDA	64.7	21.8	42.9	84.3	76.8	7.5
Significant items impacting EBITDA:
Severance and related costs (1)	1.5	0.5	1.0	1.5	1.0	0.5
Reorganization and restructuring costs	—	4.4	(4.4)	3.2	10.2	(7.0)
Contribution from investors (2)	—	0.3	(0.3)	—	0.3	(0.3)
Debt extinguishment (3)	—	—	—	45.3	—	45.3
Stock-based and contingent performance compensation (4)	3.3	1.6	1.7	6.4	5.1	1.3
Legal expenses (5)	0.8	39.8	(39.0)	1.9	43.4	(41.5)
Adjusted EBITDA	$70.3	$68.4	$1.9	$142.6	$136.8	$5.8
(1) Severance and related costs primarily from executive terminations.
(2) Expense resulting from payment by an investor to Walmart upon liquidation of such investor's investment as required by the Participation Agreement.
(3) Debt extinguishment costs upon the termination of the 2011 Credit Agreement and second lien notes in connection with the 2013 Credit Agreement.
(4) Stock based compensation and one-time contingent performance award payable after three years based on achievement of revenue growth targets.
(5) Legal expenses are primarily in connection with the settlement related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation, the IRS tax litigation and the shareholder derivative litigation, and legal fees and expenses related to these matters; expenses for the compliance monitor are not an adjusted item.
As disclosed in the table above, our Adjusted EBITDA for the six months ended June 30, 2013 is adjusted for $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the three and six months ended June 30, 2012, Adjusted EBITDA is adjusted for the legal expenses for the stockholder litigation and US DOJ/MDPA investigation of $39.8 million and $43.4 million, respectively.
For the three months ended June 30, 2013, the Company generated EBITDA of $64.7 million and Adjusted EBITDA $70.3 million. When compared to the same period in 2012, EBITDA increased $42.9 million, or 197 percent, due primarily to the legal expenses for the stockholder litigation and US DOJ/MDPA investigation. Adjusted EBITDA increased $1.9 million, or three percent, due to the continued growth of the money transfer product.
For the six months ended June 30, 2013, the Company generated EBITDA of $84.3 million and Adjusted EBITDA of $142.6 million. When compared to the same period in 2012, EBITDA increased $7.5 million, or 10 percent, primarily due to the continued growth of the money transfer product, decreased reorganization and restructuring costs of $7.0 million and decreased legal expenses of $41.5 million, which was partially offset by debt extinguishment costs of $45.3 million. When compared to the same period in 2012, Adjusted EBITDA increased $5.8 million, or four percent, as a result of continued money transfer growth.

LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” We utilize the assets in excess of payment service obligations measure shown below in various liquidity and capital assessments. While assets in excess of payment service obligations, as defined, is a capital measure, it also serves as the foundation for various liquidity analysis.
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations at June 30, 2013 and December 31, 2012:

(Amounts in millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,202.4	$2,683.2
Receivables, net (substantially restricted)	1,178.5	1,206.5
Interest-bearing investments (substantially restricted)	902.3	450.1
Available-for-sale investments (substantially restricted)	50.5	63.5
	4,333.7	4,403.3
Payment service obligations	(4,076.4)	(4,175.4)
Assets in excess of payment service obligations	$257.3	$227.9
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and interest-bearing investments balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs relate to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.
To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds globally on a timely basis. On average, we receive in and pay out a similar amount of funds on a daily basis to collect and settle the principal amount of our payment instruments sold and related fees and commissions with our end consumers and agents. We use the incoming funds from sales of new payment instruments to settle our payment service obligations for previously sold payment instruments. This pattern of cash flows allows us to settle our payment service obligations through ongoing cash generation rather than liquidating investments or utilizing our revolving credit facility. We have historically generated, and expect to continue generating, sufficient cash flows from daily operations to fund ongoing operational needs.
We seek to maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service assets and obligations, as well as to provide working capital for the operational and growth requirements of our business. While the assets in excess of payment service obligations would be available to us for our general operating needs and investment in the Company, we consider our assets in excess of payment service obligations as assurance that regulatory and contractual requirements are maintained. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under the 2013 Credit Agreement, will be sufficient to meet our anticipated funding requirements.
Cash and Cash Equivalents and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. As of June 30, 2013, cash and cash equivalents and interest-bearing investments totaled $3.1 billion, representing 98 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $50.5 million of available-for-sale investments as of June 30, 2013. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $32.9 million of our available-for-sale investments, while other asset-backed securities compose the remaining $17.6 million.

Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. The following is a summary of principal payments and debt issuance from January 1, 2012 to June 30, 2013:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(2.1)	—	(325.0)	(815.2)
Balance at June 30, 2013	$—	$—	$—	$847.9	$—	$—	$847.9
Our revolving credit facility has $124.6 million of borrowing capacity as of June 30, 2013, net of $0.4 million of outstanding letters of credit.
The 2013 Credit Agreement contains various financial and non-financial covenants. At June 30, 2013, the Company is in compliance with its financial covenants; please see Note 8 — Debt for further detail relating to the 2013 Credit Agreement and the financial covenants. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2013.
No dividends were paid on our common stock in the three and six months ended June 30, 2013, and we do not anticipate declaring any dividends on our common stock during 2013.
Credit Ratings
As of June 30, 2013, our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, reduce our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Financial Requirements
We were in compliance with all financial regulatory requirements as of June 30, 2013. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement at June 30, 2013:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,096.6	$43.2	$90.3	$89.0	$874.1
Additionally, in the first quarter of 2013 we paid the remaining $35.0 million related to the settlement with the US DOJ/MDPA.
The Company's consolidated income tax returns for fiscal years 2005-2009 were under examination by the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. The parties reached agreement during the second quarter 2013 concerning certain adjustments and, while the Company intends to continue to pursue its position with respect to the remaining adjustments, if the Company's position is rejected with respect to such remaining adjustments, the Company would be required to make cash payments of approximately $72.0 million based on benefits taken through June 30, 2013.

Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net income (loss)	$19.1	$(25.1)	$6.5	$(14.8)
Total adjustments to reconcile net income (loss)	33.9	83.3	54.7	102.4
Net cash provided by operating activities before changes in payment service assets and obligations	53.0	58.2	61.2	87.6
Change in cash and cash equivalents (substantially restricted)	227.8	(1.0)	480.8	23.9
Change in receivables, net (substantially restricted)	(10.7)	(57.9)	23.0	(49.8)
Change in payment service obligations	137.4	3.3	(99.0)	(49.5)
Net change in payment service assets and obligations	354.5	(55.6)	404.8	(75.4)
Net cash provided by operating activities	$407.5	$2.6	$466.0	$12.2
Operating activities generated net cash of $407.5 million and $466 million during the three and six months ended June 30, 2013, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $53.0 million and $61.2 million, respectively. Changes in our payment service assets and obligations provided $354.5 million and $404.8 million, respectively, of operating cash flows during the three and six months ended June 30, 2013, from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
Operating activities generated net cash of $2.6 million and $12.2 million during the three and six months ended June 30, 2012, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $58.2 million and $87.6 million, respectively. Changes in our payment service assets and obligations utilized $55.6 million and $75.4 million, respectively, of operating cash flows during the three and six months ended June 30, 2012, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in the composition of our investment portfolio.
Cash Flows from Investing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Net investment activity	$(395.1)	$9.3	$(442.0)	$18.4
Purchases of property and equipment	(11.2)	(11.7)	(26.4)	(30.3)
Proceeds from disposals of property and equipment	0.3	0.2	0.3	0.4
Net cash used in investing activities	$(406.0)	$(2.2)	$(468.1)	$(11.5)
Investing activities used cash of $406.0 million and $468.1 million during the three and six months ended June 30, 2013, respectively, primarily for the purchase of interest-bearing investments of $500.0 million and $764.7 million, respectively, and $11.2 million and $26.4 million, respectively, of capital expenditures, partially offset by proceeds of $104.9 million and $322.7 million, respectively, from the normal maturity of investments that were reinvested into interest-bearing investments. Investing activities used cash of $2.2 million and $11.5 million during the three and six months ended June 30, 2012, respectively, primarily from the purchase of interest-bearing investments of $112.7 million and $324.5 million, respectively, and $11.7 million and $30.3 million, respectively, of capital expenditures, partially offset by proceeds of $122.0 million $324.9 million, respectively, primarily from the normal maturity of investments that were reinvested into interest-bearing investments.

Cash Flows from Financing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2013	2012	2013	2012
Proceeds from issuance of debt	$—	$—	$850.0	$—
Transaction costs for issuance and amendment of debt	—	—	(11.8)	—
Payments on debt	(2.1)	(0.4)	(815.2)	(0.7)
Prepayment penalty	—	—	(21.5)	—
Proceeds from exercise of stock options	0.6	—	0.6	—
Net cash (used in) provided by financing activities	$(1.5)	$(0.4)	$2.1	$(0.7)
For the three and six months ended June 30, 2013, financing activities used cash of $1.5 million and generated cash of $2.1 million, respectively, associated with the 2013 Credit Agreement. For the three and six months ended June 30, 2012, financing activities used cash of $0.4 million and $0.7 million associated with the required quarterly debt payments.

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
Although we believe that Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure.

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2013	2012	Change	2013	2012	Change
Income (loss) before income taxes	$32.6	$(14.9)	$47.5	$14.2	$3.2	$11.0
Interest expense	9.9	17.7	(7.8)	27.3	35.5	(8.2)
Depreciation and amortization	12.2	11.0	1.2	24.0	21.7	2.3
Amortization of agent signing bonuses	10.0	8.0	2.0	18.8	16.4	2.4
EBITDA (1)	64.7	21.8	42.9	84.3	76.8	7.5
Significant items impacting EBITDA:
Severance and related costs	1.5	0.5	1.0	1.5	1.0	0.5
Reorganization and restructuring costs	—	4.4	(4.4)	3.2	10.2	(7.0)
Contribution from investors	—	0.3	(0.3)	—	0.3	(0.3)
Debt extinguishment	—	—	—	45.3	—	45.3
Stock-based and contingent performance compensation	3.3	1.6	1.7	6.4	5.1	1.3
Legal expenses	0.8	39.8	(39.0)	1.9	43.4	(41.5)
Adjusted EBITDA (1)	$70.3	$68.4	$1.9	$142.6	$136.8	$5.8

Cash interest expense	(9.4)	(15.9)	6.5	(25.0)	(32.4)	7.4
Cash tax expense	(0.1)	(0.7)	0.6	(0.2)	(0.8)	0.6
Cash payments for capital expenditures	(11.2)	(11.7)	0.5	(26.4)	(30.3)	3.9
Cash payments for agent signing bonuses	(1.6)	(1.4)	(0.2)	(10.2)	(6.3)	(3.9)
Free Cash Flow	$48.0	$38.7	$9.3	$80.8	$67.0	$13.8
(1) See "EBITDA and Adjusted EBITDA" section of this MD&A for the descriptions of the adjustments to arrive at these measures.
We calculate Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in the table above, our Adjusted EBITDA for the six months ended June 30, 2013 adjusts out $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the three and six months ended June 30, 2012, Adjusted EBITDA adjusts out the legal expenses for the stockholder litigation and US DOJ/MDPA investigation of $39.8 million and $43.4 million, respectively.

For the three and six months ended June 30, 2013, the Company generated Free Cash Flow growth as a result of fee and other revenue growth from the money transfer product and the interest expense savings from the 2013 Credit Agreement. For the three months ended June 30, 2013, Free Cash Flow increased $9.3 million, or 24 percent, to $48.0 million from $38.7 million, when compared to the same period in 2012. The increase was a result of a reduction of $6.5 million in cash paid for interest as a result of the 2013 Credit Agreement and overall fee and other revenue growth of 11 percent, which was partially offset by the fact that commissions expense as a percentage of fee and other revenue grew from 44.9 percent to 46.9 percent, when compared to the same period in 2012. For the six months ended June 30, 2013, when compared to the same period in 2012, Free Cash Flow increased $13.8 million, or 21 percent, to $80.8 million from $67.0 million. The increase was a result of nine percent growth in overall fee and other revenue and a $7.4 million reduction of cash paid for interest due to the 2013 Credit Agreement, which was partially offset by increased agent signing bonus payments of $3.9 million and the fact that commissions expense as a percentage of fee and other revenue grew from 45.0 percent to 46.3 percent, when compared to the same period in 2012.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2013. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions are intended to identify some of the forward-looking statements and are included, along with this statement for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management's current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2013, the Company had repurchased 6,795,017 common shares under this authorization and had remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended June 30, 2013. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

July 30, 2013	By:	/s/ W. ALEXANDER HOLMES
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

10.1	Moneygram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 14, 2013).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; (v) Consolidated Statement of Stockholders' Deficit as of June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.