Form 10-Q
period 2013-09-30
MONEYGRAM INTERNATIONAL INC
filed 2013-10-30
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2013

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
As of October 28, 2013, 57,962,493 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,222.4	2,683.2
Receivables, net (substantially restricted)	959.7	1,206.5
Interest-bearing investments (substantially restricted)	941.8	450.1
Available-for-sale investments (substantially restricted)	50.7	63.5
Property and equipment, net	125.9	127.9
Goodwill	431.8	428.7
Other assets	190.9	190.7
Total assets	$4,923.2	$5,150.6

LIABILITIES
Payment service obligations	$3,864.9	$4,175.4
Debt	845.0	809.9
Pension and other postretirement benefits	119.8	126.8
Accounts payable and other liabilities	209.8	199.9
Total liabilities	5,039.5	5,312.0

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at September 30, 2013 and December 31, 2012, respectively	281.9	281.9
Common Stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at September 30, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	1,008.4	1,001.0
Retained loss	(1,237.8)	(1,265.9)
Accumulated other comprehensive loss	(45.5)	(52.3)
Treasury stock: 4,302,724 and 4,407,038 shares at September 30, 2013 and December 31, 2012, respectively	(123.9)	(126.7)
Total stockholders’ deficit	(116.3)	(161.4)
Total liabilities and stockholders’ deficit	$4,923.2	$5,150.6

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2013	2012	2013	2012
REVENUE
Fee and other revenue	$375.8	$335.7	$1,075.1	$977.3
Investment revenue	7.2	2.9	13.5	9.5
Total revenue	383.0	338.6	1,088.6	986.8
OPERATING EXPENSES
Fee and other commissions expense	178.6	152.3	502.5	440.9
Investment commissions expense	0.1	0.1	0.3	0.3
Total commissions expense	178.7	152.4	502.8	441.2
Compensation and benefits	66.2	54.8	198.1	172.9
Transaction and operations support	65.4	135.6	179.3	291.8
Occupancy, equipment and supplies	12.1	12.2	37.0	36.6
Depreciation and amortization	12.5	10.9	36.5	32.6
Total operating expenses	334.9	365.9	953.7	975.1
OPERATING INCOME (LOSS)	48.1	(27.3)	134.9	11.7
OTHER EXPENSE
Interest expense	10.0	17.7	37.3	53.2
Debt extinguishment costs	—	—	45.3	—
Other	—	0.1	—	0.4
Total other expense	10.0	17.8	82.6	53.6
Income (loss) before income taxes	38.1	(45.1)	52.3	(41.9)
Income tax expense	15.6	9.6	23.3	27.6
NET INCOME (LOSS)	$22.5	$(54.7)	$29.0	$(69.5)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.31	$(0.77)	$0.41	$(0.97)
Diluted	$0.31	$(0.77)	$0.40	$(0.97)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per share
Basic	71.6	71.5	71.6	71.5
Diluted	72.0	71.5	71.8	71.5

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
NET INCOME (LOSS)	$22.5	$(54.7)	$29.0	$(69.5)
OTHER COMPREHENSIVE INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0.5 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $0.1 and $0.6 for the nine months ended September 30, 2013 and 2012, respectively	3.3	0.9	3.0	2.3
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.1 for the three months ended September 30, 2013 and 2012 and $0.2 for the nine months ended September 30, 2013 and 2012	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.7 and $0.6 for the three months ended September 30, 2013 and 2012, respectively, and $2.3 and $1.8 for the nine months ended September 30, 2013 and 2012, respectively	1.2	1.0	3.8	2.9
Unrealized foreign currency translation gains, net of tax expense of $1.0 and $0.1 for the three months ended September 30, 2013 and 2012, respectively, and $0.2 for the nine months ended September 30, 2013 and 2012, respectively	1.6	0.1	0.3	0.3
Other comprehensive income	6.0	1.9	6.8	5.2
COMPREHENSIVE INCOME (LOSS)	$28.5	$(52.8)	$35.8	$(64.3)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22.5	$(54.7)	$29.0	$(69.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12.5	10.9	36.5	32.6
Signing bonus amortization	12.0	8.3	30.8	24.7
Signing bonus payments	(8.8)	(16.3)	(19.0)	(22.6)
Loss on debt extinguishment	—	—	45.3	—
Amortization of debt discount and deferred financing costs	0.6	1.4	2.7	4.2
Provision for uncollectible receivables	3.9	1.8	8.9	4.8
Non-cash compensation and pension expense	5.0	4.5	14.7	13.8
Legal accruals	(2.1)	62.0	(38.8)	100.0
Changes in foreign currency translation adjustments	1.6	0.1	0.3	0.3
Change in other assets	(6.9)	(2.5)	(20.5)	(0.7)
Change in accounts payable and other liabilities	27.1	(4.1)	38.1	11.3
Other non-cash items, net	(0.3)	(1.0)	0.3	(0.9)
Total adjustments	44.6	65.1	99.3	167.5
Change in cash and cash equivalents (substantially restricted)	(20.0)	8.4	460.8	32.3
Change in receivables (substantially restricted)	214.9	(64.9)	237.9	(114.7)
Change in payment service obligations	(211.5)	52.2	(310.5)	2.7
Net cash provided by operating activities	50.5	6.1	516.5	18.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	3.0	6.2	14.6	25.5
Purchases of interest-bearing investments (substantially restricted)	(112.9)	(11.1)	(877.6)	(335.6)
Proceeds from maturities of interest-bearing investments (substantially restricted)	75.0	11.8	386.1	335.4
Purchases of property and equipment	(10.8)	(12.9)	(37.2)	(43.2)
Acquisitions	(3.2)	—	(3.2)	—
Proceeds from disposal of property and equipment	0.2	0.3	0.5	0.7
Net cash used in investing activities	(48.7)	(5.7)	(516.8)	(17.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	850.0	—
Transaction costs for issuance and amendment of debt	—	—	(11.8)	—
Payments on debt	(2.2)	(0.4)	(817.4)	(1.1)
Prepayment penalty	—	—	(21.5)	—
Proceeds from exercise of stock options	0.4	—	1.0	—
Net cash (used in) provided by financing activities	(1.8)	(0.4)	0.3	(1.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—
Supplemental cash flow information:
Cash payments for interest	$9.6	$16.5	$34.6	$48.9
Cash payments for income taxes	$—	$0.1	$0.2	$0.9
Accrued purchases of property and equipment	$0.6	$1.1	$(3.0)	$(5.9)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net income	—	—	—	29.0	—	—	29.0
Stock-based compensation activity	—	—	7.1	(0.9)	—	2.8	9.0
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	3.0	—	3.0
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.3)	—	(0.3)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	3.8	—	3.8
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.3	—	0.3
September 30, 2013	$281.9	$0.6	$1,008.4	$(1,237.8)	$(45.5)	$(123.9)	$(116.3)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2012	$281.9	$0.6	$989.2	$(1,216.5)	$(38.0)	$(127.3)	$(110.1)
Net loss	—	—	—	(69.5)	—	—	(69.5)
Stock-based compensation activity	—	—	7.0	—	—	0.6	7.6
Capital contribution from investors	—	—	3.3	—	—	—	3.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	2.3	—	2.3
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.3)	—	(0.3)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	2.9	—	2.9
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.3	—	0.3
September 30, 2012	$281.9	$0.6	$999.5	$(1,286.0)	$(32.8)	$(126.7)	$(163.5)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of MoneyGram International, Inc. (“MoneyGram” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) and in January 2013, a clarification ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”) was issued. ASU 2011-11 provides for additional disclosures of both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 clarifies that ASU 2011-11 should apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, which resulted in additional disclosures on offsetting derivative contract assets and liabilities. See Note 6 — Derivative Financial Instruments for added disclosure.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 on January 1, 2013, which resulted in additional disclosures on movements in "Other comprehensive income." See Note 10 — Stockholders' Deficit for added disclosure.

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at September 30, 2013 and December 31, 2012:

(Amounts in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,222.4	$2,683.2
Receivables, net (substantially restricted)	959.7	1,206.5
Interest-bearing investments (substantially restricted)	941.8	450.1
Available-for-sale investments (substantially restricted)	50.7	63.5
	4,174.6	4,403.3
Payment service obligations	3,864.9	4,175.4
Assets in excess of payment service obligations	$309.7	$227.9
The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2013 and December 31, 2012. See Note 8 — Debt for details of the Company's compliance with its contractual and financial regulatory requirements.

Note 4 — Fair Value Measurement

The following tables show the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis at September 30, 2013 and December 31, 2012:

	Fair Value at September 30, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	21.7	—	21.7
Other asset-backed securities	—	—	21.0	21.0
Investment related to deferred compensation trust	9.4	—	—	9.4
Total financial assets	$9.4	$29.7	$21.0	$60.1
Financial liabilities:
Forward contracts	$—	$(1.9)	$—	$(1.9)

	Fair Value at December 31, 2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.9	$—	$8.9
Residential mortgage-backed securities — agencies	—	36.6	—	36.6
Other asset-backed securities	—	—	18.0	18.0
Investment related to deferred compensation trust	8.6	—	—	8.6
Forward contracts	—	0.6	—	0.6
Total financial assets	$8.6	$46.1	$18.0	$72.7
For other asset–backed securities, investments in limited partnerships and trading investments, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote, if available. Because the inputs and assumptions that brokers use to develop prices are unknown, most valuations that are based on brokers' quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company may perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company's investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments.

The following is a summary of the unobservable inputs used in other asset-backed securities classified as Level 3 at September 30, 2013 and December 31, 2012:

			September 30, 2013		December 31, 2012
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$0.1	$15.84	$0.1	$12.50
Home Equity	Price	Third party pricing service	0.2	51.46	0.2	47.30
Indirect Exposure - High Grade(2)	Price	Third party pricing service	8.2	7.90	3.9	3.46
Indirect Exposure - Mezzanine(3)	Price	Third party pricing service	2.8	2.35	—	—
Indirect Exposure - Mezzanine	Price	Broker	5.1	5.78	7.9	3.71
Other	Discount margin	Manual	4.6	24.62	5.9	31.69
Total			$21.0	$5.35	$18.0	$4.39
(1) Net average price is per $100.00
(2) Converted to a third party pricing service as of September 30, 2013; utilized a manual pricing process as of December 31, 2012
(3) Converted to a third party pricing service as of September 30, 2013; utilized a broker pricing process as of December 31, 2012
The following table is a summary of the roll-forward of the other asset-backed securities, the only financial assets classified as Level 3, which are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Beginning balance	$17.6	$26.7	$18.0	$24.2
Principal paydowns	(3.2)	(0.1)	(3.3)	(0.2)
Unrealized gains	7.1	1.5	8.4	5.2
Unrealized losses	(0.5)	(0.3)	(2.1)	(1.4)
Ending balance	$21.0	$27.8	$21.0	$27.8
There were no other-than-temporary impairments for the three and nine months ended September 30, 2013 and 2012.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). At September 30, 2013 and December 31, 2012, the fair value and carrying value of the debt are:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Senior secured credit facility and incremental term loan	$844.7	$487.1	$845.0	$484.9
Second lien notes	—	337.6	—	325.0
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value at September 30, 2013 and December 31, 2012.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three and nine months ended September 30, 2013 and 2012.

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
The Company also records the investments in its defined benefit pension plan (the “Pension Plan”) trust at fair value. The majority of the Pension Plan's investments are interest-bearing cash or common collective trusts issued and held by the Pension Plan's trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 9 - Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further description of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio at September 30, 2013 and December 31, 2012:

(Amounts in millions)	September 30, 2013	December 31, 2012
Cash	$2,198.8	$2,112.1
Money-market securities	23.6	571.1
Cash and cash equivalents (substantially restricted)	2,222.4	2,683.2
Interest-bearing investments (substantially restricted)	941.8	450.1
Available-for-sale investments (substantially restricted)	50.7	63.5
Total investment portfolio	$3,214.9	$3,196.8
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
Interest-bearing Investments (substantially restricted) — Interest-bearing investments consist of time deposits and certificates of deposit with original maturities of up to 24 months, and are issued from financial institutions rated A- or better as of September 30, 2013.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The amortized cost and fair value of available-for-sale investments were as follows at September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net(1) Average Price
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$19.7	$2.0	$—	$21.7	$110.84
Other asset-backed securities	6.1	14.9	—	21.0	5.35
U.S. government agencies	7.6	0.4	—	8.0	99.74
Total	$33.4	$17.3	$—	$50.7	$12.06
(1) Net average price is per $100.00

After other-than-temporary impairment charges, the amortized cost and fair value of available-for-sale investments were as follows at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net(1) Average Price
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$33.5	$3.1	$—	$36.6	$110.02
Other asset-backed securities	7.6	10.4	—	18.0	4.39
U.S. government agencies	8.2	0.7	—	8.9	99.39
Total	$49.3	$14.2	$—	$63.5	$14.06
(1) Net average price is per $100.00
At September 30, 2013 and December 31, 2012, 59 percent and 71 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.05 per dollar of par at September 30, 2013.
Gains and Losses and Other-than-temporary Impairments — At September 30, 2013 and December 31, 2012, net unrealized gains of $19.3 million and $16.3 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had $2.9 million reclassified from “Accumulated other comprehensive loss” for the three and nine months ended September 30, 2013. The Company had no amounts reclassified from “Accumulated other comprehensive loss” in connection with other-than-temporary impairments or realized gains and losses recognized for the three and nine months ended September 30, 2012.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2013 and December 31, 2012 consisted of the following ratings:

	September 30, 2013			December 31, 2012
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	15	$29.5	58%	20	$45.3	71%
Below investment grade	51	21.2	42%	54	18.2	29%
Total	66	$50.7	100%	74	$63.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a nominal change to investment grade fair value as of September 30, 2013 and December 31, 2012, respectively.
Contractual Maturities — The amortized cost and fair value of available-for-sale securities at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
After one year through five years	$7.6	$8.0	$8.2	$8.9
Mortgage-backed and other asset-backed securities	25.8	42.7	41.1	54.6
Total	$33.4	$50.7	$49.3	$63.5

Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at September 30, 2013 and December 31, 2012: 65 percent and 60 percent, respectively, used a third party pricing service; 10 percent and 12 percent, respectively, used broker pricing; and 25 percent and 28 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at September 30, 2013 and December 31, 2012.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risks, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following (gains) losses related to assets and liabilities denominated in foreign currencies, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net realized foreign currency gains	$(6.6)	$(1.4)	$(2.7)	$(0.3)
Net losses from the related forward contracts	6.7	3.8	3.0	2.5
Net losses from foreign currency transactions and related forward contracts	$0.1	$2.4	$0.3	$2.2
As of September 30, 2013 and December 31, 2012, the Company had $142.2 million and $173.0 million, respectively, of outstanding notional amounts relating to its forward contracts. At September 30, 2013 and December 31, 2012, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Other Assets	$0.7	$0.7	$(0.7)	$(0.1)	$—	$0.6

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$(2.6)	$(0.1)	$0.7	$0.1	$(1.9)	$—
The Company's forward contracts are primarily executed with counterparties governed by an International Swaps and Derivatives Association agreement that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Property and Equipment

The following table is a summary of property and equipment at September 30, 2013 and December 31, 2012:

(Amounts in millions)	September 30, 2013	December 31, 2012
Computer hardware and software	$202.3	$204.5
Signage	104.7	94.5
Agent equipment	73.8	72.1
Office furniture and equipment	32.4	37.5
Leasehold improvements	27.4	26.4
Total property and equipment	440.6	435.0
Accumulated depreciation	(314.7)	(307.1)
Total property and equipment, net	$125.9	$127.9
The following table is a summary of depreciation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Computer hardware and software	$5.9	$5.3	$17.0	$15.9
Signage	3.8	2.9	11.0	8.6
Agent equipment	1.1	1.0	3.4	3.1
Office furniture and equipment	1.0	0.9	3.0	2.7
Leasehold improvements	0.7	0.6	2.0	1.9
Total depreciation expense	$12.5	$10.7	$36.4	$32.2
At September 30, 2013 and December 31, 2012, there were $4.0 million and $7.0 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During the three and nine months ended September 30, 2013, the Company recognized a nominal disposal loss on furniture and equipment related to the closing of an office location. During the three and nine months ended September 30, 2012, the Company recognized a disposal loss of less than $0.1 million and $0.8 million, respectively, on furniture and equipment related to the closing of two office locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 8 — Debt

The following is a summary of the Company’s outstanding debt at September 30, 2013 and activity since December 31, 2012:

	2011 Credit Agreement		2013 Credit Agreement
	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Senior secured credit facility due 2020	Second Lien Notes due 2018	Total Debt
(Amounts in millions)
Balance at December 31, 2012	$339.4	$145.5	$—	$325.0	$809.9
Borrowings, gross	—	—	850.0	—	850.0
Discount on borrowings (1)	—	0.8	(0.8)	—	—
Amortization of discount	—	0.1	0.1	—	0.2
Write-off of debt discount upon prepayments	0.6	1.7	—	—	2.3
Payments	(340.0)	(148.1)	(4.3)	(325.0)	(817.4)
Balance at September 30, 2013	$—	$—	$845.0	$—	$845.0
Weighted average interest rate	4.25%	4.25%	4.25%	13.25%
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
The 2013 Credit Agreement is secured by substantially all of the non-financial assets of the Company and its material domestic subsidiaries that guarantee the payment and performance of the Company’s obligations under the 2013 Credit Agreement.
The Company may elect an interest rate under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). In connection with the initial funding under the 2013 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 100 basis points plus the applicable margins previously referred to in this paragraph.
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of September 30, 2013, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $124.6 million of availability thereunder.
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
The entry into the 2013 Credit Agreement and the purchase of the 2018 Notes was accounted for principally as a debt extinguishment with a partial modification of debt, in accordance with ASC 470 — Debt. Under debt extinguishment accounting, the Company expensed the pro-rata portion of deferred financing costs and debt discount costs related to the extinguished debt balance. For the debt balance classified as a modification, the Company was required to amortize the pro-rata portion of the deferred financing costs and unamortized debt discount from the 2011 Credit Agreement over the terms of the 2013 Credit Agreement. Additionally, the Company expensed the pro-rata portion of the financing costs related to the 2013 Credit Agreement as third party costs in connection with the modification of debt.
Debt Discount — The decrease in the debt discount balance for the nine months ended September 30, 2013 includes a pro-rata write-off of $2.3 million as a result of the term debt extinguishment. Debt discount amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a reconciliation of debt discount amortization for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Amortization of debt discount	$—	$0.1	$0.2	$0.3
Write-off of debt discount upon prepayments	—	—	2.3	—
Total amortization of discount	$—	$0.1	$2.5	$0.3
Debt Covenants and Other Restrictions — Borrowings under the 2013 Credit Agreement are subject to various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the Revolving Credit Facility has covenants that place limitations on the use of proceeds from borrowings under the facility.
The 2013 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in the 2013 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA, adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to the EBITDA and Adjusted EBITDA measures discussed within the Management's Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q. Interest coverage is calculated as adjusted EBITDA to net cash interest expense.
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 3 — Assets in Excess of Payment Service Obligations for details of the Asset Coverage calculation as of September 30, 2013.

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
We continuously monitor our compliance with our debt covenants. At September 30, 2013, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 5.84 and our Total Secured Leverage ratio was 2.844.
Deferred Financing Costs — The Company capitalizes financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Expense of the deferred financing costs during the nine months ended September 30, 2013 included the write-off of a pro-rata portion of deferred financing costs in connection with the extinguishment of the 2011 Credit Agreement, consisting of a senior secured credit facility, a senior secured incremental term loan and a senior secured revolving credit facility, as well as payment on the 2018 Notes. Amortization is recorded in “Interest expense” and the write-off of the deferred financing is recorded in "Debt extinguishment costs" in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at September 30, 2013:

(Amounts in millions)
Balance at December 31, 2012	$24.9
Capitalized deferred financing costs	11.3
Amortization of deferred financing costs	(2.5)
Write-off of deferred financing costs	(20.0)
Balance at September 30, 2013	$13.7
Debt Extinguishment — The Company recognized debt extinguishment costs in connection with the 2013 Credit Agreement, which included a prepayment penalty for the Company's purchase of the 2018 Notes and debt modifications costs for the 2013 Credit Agreement. The following is a summary of the debt extinguishment costs at September 30:

	Nine Months Ended September 30,
(Amounts in millions)	2013	2012
Prepayment penalty	$21.5	$—
Write-off of unamortized deferred financing costs	20.0	—
Write-off of debt discount upon prepayments	2.3	—
Debt modification costs	1.5	—
Debt extinguishment costs	$45.3	$—
Interest Paid in Cash — The Company paid $9.6 million and $34.6 million of interest for the three and nine months ended September 30, 2013, respectively, and $16.5 million and $48.9 million of interest for the three and nine months ended September 30, 2012, respectively.
Maturities — At September 30, 2013, debt totaling $125.0 million will mature in 2018 and $790.5 million will mature in 2020, while debt principal totaling $55.2 million will be paid quarterly in increments of $2.1 million through 2020.

Note 9 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Interest cost	$2.4	$2.6	$7.2	$7.9
Expected return on plan assets	(1.8)	(2.0)	(5.5)	(5.9)
Recognized net actuarial loss	1.8	1.5	5.8	4.4
Net periodic benefit expense	$2.4	$2.1	$7.5	$6.4
We have a noncontributory Pension Plan that is frozen to both future benefit accruals and new participants. Benefits paid through the Pension Plan were $2.3 million and $7.0 million for the three and nine months ended September 30, 2013, respectively, and $2.3 million and $7.0 million for the three and nine months ended September 30, 2012, respectively. The Company made contributions to the Pension Plan of $4.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, and $4.8 million and $8.2 million during the three and nine months ended September 30, 2012, respectively. Benefits paid through, and contributions made to, the combined SERPs were $0.6 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, and $1.2 million and $2.8 million for the three and nine months ended September 30, 2012, respectively.
The following table is a summary of the net actuarial loss and prior service credits for the Pension Plan and combined SERPs that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense,” for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net actuarial loss	$1.8	$1.5	$5.8	$4.4
Tax benefit on net actuarial loss	(0.7)	(0.6)	(2.2)	(1.7)
Net amortization from accumulated other comprehensive loss	$1.1	$0.9	$3.6	$2.7
Net periodic benefit expense for the Company’s postretirement benefit plans includes the following components, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Interest cost	$0.1	$0.1	$0.1	$0.1
Amortization of prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Recognized net actuarial loss	0.1	0.1	0.3	0.3
Net periodic benefit expense	$—	$—	$(0.1)	$(0.1)
Benefits paid through, and contributions made to, the postretirement benefit plans were nominal for the three and nine months ended September 30, 2013 and 2012.

The following table is a summary of the net actuarial loss and prior service credit for the postretirement benefit plans that the Company amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense,” for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net actuarial loss	$0.1	$0.1	$0.3	$0.3
Tax benefit on net actuarial loss	—	—	(0.1)	(0.1)
Prior service credits	(0.2)	(0.2)	(0.5)	(0.5)
Tax expense on prior service credits	0.1	0.1	0.2	0.2
Net amortization from accumulated other comprehensive loss	$—	$—	$(0.1)	$(0.1)
Contribution expense for the 401(k) defined contribution plan was $0.9 million and $2.9 million for the three and nine months ended September 30, 2013, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2012, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions and costs related to international plans were $0.4 million and $1.3 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.
Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured, and the Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At both September 30, 2013 and December 31, 2012, the Company had a liability related to the deferred compensation plans of $2.5 million recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trusts had a market value of $9.4 million and $8.6 million at September 30, 2013 and December 31, 2012, respectively, recorded in “Other assets” in the Consolidated Balance Sheets. In the nine months ended September 30, 2013, the Company made payments of $0.1 million relating to the deferred compensation plans. In the nine months ended September 30, 2012, the Company made payments of $0.5 million relating to the deferred compensation plans.

Note 10 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock for the nine months ended September 30, 2013:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
September 30, 2013	200	109	109	162,500	62,264	57,961	(4,303)
Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid during the three and nine months ended September 30, 2013. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement.
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
Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investor, and has not recognized any liability or expense related to the Participation Agreement for the three and nine months ended September 30, 2013.

Accumulated Other Comprehensive Loss — The following is a summary of the changes to "Accumulated other comprehensive loss" by component for the three months ended September 30, 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
June 30, 2013	$16.0	$1.3	$(68.8)	$(51.5)
Other comprehensive income before amortization	6.2	1.6		7.8
Amounts amortized from accumulated other comprehensive loss	(2.9)	—	1.1	(1.8)
Net current period other comprehensive income	3.3	1.6	1.1	6.0
September 30, 2013	$19.3	$2.9	$(67.7)	$(45.5)
Accumulated Other Comprehensive Loss — The following is a summary of the changes to "Accumulated other comprehensive loss" by component for the nine months ended September 30, 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	5.9	0.3	—	6.2
Amounts amortized from accumulated other comprehensive loss	(2.9)	—	3.5	0.6
Net current period other comprehensive income	3.0	0.3	3.5	6.8
September 30, 2013	$19.3	$2.9	$(67.7)	$(45.5)

The following is a summary of the significant amounts amortized out of each component of "Accumulated other comprehensive loss" for the three and nine months ended September 30, 2013:

(Amounts in millions)	Three Months Ended September 30,	Nine Months Ended September 30,

Unrealized gains on securities classified as available-for-sale, before tax	$(3.3)	$(3.3)	"Investment revenue"
Tax expense	0.4	0.4
Total, net of tax	$(2.9)	$(2.9)

Pension and postretirement benefits adjustments:
Prior service credits	$(0.2)	(0.5)	"Compensation and benefits"
Net actuarial losses	1.9	6.1	"Compensation and benefits"
Total before tax	1.7	5.6
Tax benefit	(0.6)	(2.1)
Total, net of tax	$1.1	$3.5

Total amortization for the period, net of tax	$(1.8)	$0.6

Note 11 — Stock-Based Compensation

The following is a summary of stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Expense recognized related to stock options	$1.8	$1.9	$5.2	$6.3
Expense recognized related to restricted stock units	1.1	0.5	2.7	1.3
Stock-based compensation expense	$2.9	$2.4	$7.9	$7.6
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

For purposes of determining the fair value of stock option awards in 2013, the Company uses the Black-Scholes single option pricing model. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during 2013:

Expected dividend yield (1)	0.0%
Expected volatility (2)	68.2% - 69.0%
Risk-free interest rate (3)	1.1% - 1.2%
Expected life (4)	6.3 years
Weighted-average grant-date fair value per option	$10.47

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

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2012	4,412,076	$22.10
Granted	981,899	16.79
Exercised	(55,840)	18.45
Forfeited/Expired	(539,463)	30.21
Options outstanding at September 30, 2013	4,798,672	$20.15	6.98 years	$9.9
Vested or expected to vest at September 30, 2013	4,649,697	$20.22	6.91 years	$9.5
Options exercisable at September 30, 2013	1,665,546	$21.17	5.96 years	$4.4
The following table is a summary of the Company’s stock option compensation information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Intrinsic value of options exercised	$—	$—	$0.1	$—
Cash received from option exercises	$0.4	$—	$1.0	$—
Unrecognized stock option expense	$14.6
Remaining weighted-average vesting period	2.17 years
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
The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the 2013 grants of performance-based restricted stock units, the grant-date fair values at the threshold and target performance levels are $6.6 million and $13.2 million, respectively. As of September 30, 2013, the Company believes it is probable it will achieve the performance goal at the target level for the 2013 restricted stock units and the threshold level for the 2011 and 2012 restricted stock units on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line, and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
A summary of the Company’s unvested restricted stock unit activity for the nine months ended September 30, 2013 is as follows:

	Total Shares	Weighted Average Price
Restricted stock units outstanding at December 31, 2012	532,224	$16.80
Granted	787,775	16.69
Vested	(48,474)	16.71
Forfeited	(64,051)	17.16
Restricted stock units outstanding at September 30, 2013	1,207,474	$16.72
The grant-date fair value of restricted stock units vested was $0.8 million for the three and nine months ended September 30, 2013 and $0.6 million for the three and nine months ended September 30, 2012. As of September 30, 2013, the Company’s outstanding restricted stock units had unrecognized compensation expense of $11.3 million and a remaining weighted-average vesting period of 2.0 years.
Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the performance goal on the third anniversary. Unrecognized restricted stock unit expense as of September 30, 2013 under the minimum and maximum thresholds are $10.8 million and $12.4 million, respectively.

Note 12 — Income Taxes

For the three and nine months ended September 30, 2013, the Company had $15.6 million and $23.3 million, respectively, of income tax expense on pre-tax income of $38.1 million and $52.3 million, respectively. For the three and nine months ended September 30, 2012, the Company had $9.6 million and $27.6 million, respectively, of income tax expense on pre-tax loss of $45.1 million and $41.9 million, respectively.

The Company paid zero and $0.2 million of federal and state income taxes for the three and nine months ended September 30, 2013, respectively, compared to $0.1 million and $0.9 million of federal and state income taxes for the three and nine months ended September 30, 2012, respectively. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
For the three and nine months ended September 30, 2013, interest and penalties for unrecognized tax benefits were $1.6 million and $4.6 million, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense” in the Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, the Company had a liability of $6.6 million and $2.0 million, respectively, for interest and penalties within “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
The Internal Revenue Service (the “IRS”) has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and the 2009 Notices of Deficiency, respectively, related to certain securities losses. In August 2012, the IRS also issued an Examination Report for 2008. The Notices of Deficiency relate to, among other items, approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of September 30, 2013, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.

Note 13 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any differences between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. At September 30, 2013 and December 31, 2012, the deferred rent liability relating to these incentives was $2.8 million and $2.6 million, respectively.
Minimum rental expense under operating leases for the three and nine months ended September 30, 2013 and 2012 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Rent expense	$4.2	$4.1	$13.0	$12.0
Contingent rent expense	0.1	—	0.2	—
Sublease agreements	(0.3)	(0.2)	(0.7)	(0.5)
Minimum rent expense under operating leases	$4.0	$3.9	$12.5	$11.5
Minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at September 30, 2013 are (amounts in millions):

2013	$3.7
2014	14.0
2015	11.1
2016	5.4
2017	4.9
Thereafter	15.4
Total	$54.5
Letters of Credit — At September 30, 2013, the Company had $0.4 million of letters of credit. These letters of credit reduce the amount available under the Revolving Credit Facility.

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
As of September 30, 2013, the liability for minimum commission guarantees is $5.0 million and the maximum amount that could be paid under the minimum commission guarantees was $18.4 million over a weighted-average remaining term of 3.2 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the nine months ended September 30, 2013, the Company paid $0.9 million, or 53 percent, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of September 30, 2013, the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $1.7 million and $38.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, charges of $0.1 million and $0.2 million, respectively, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations for legal proceedings. A charge of $70.7 million and $108.8 million, net of insurance recoveries, was recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012, respectively, for legal proceedings.
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

Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co. ("Goldman Sachs"). The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the Company’s Series D Participating Convertible Preferred Stock, or D Stock, currently owned by Goldman Sachs and its affiliates.
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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Basic common shares outstanding	71.6	71.5	71.6	71.5
Shares related to stock options	0.4	—	0.2	—
Diluted common shares outstanding	72.0	71.5	71.8	71.5
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Shares related to stock options	2.5	4.6	3.6	5.0
Shares related to restricted stock and restricted stock units	0.9	0.5	1.0	0.5
Shares excluded from the computation	3.4	5.1	4.6	5.5

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 27 percent and 29 percent of total revenue for the three months ended September 30, 2013 and 2012, respectively, and 28 percent and 29 percent of total revenue for the nine months ended September 30, 2013 and 2012, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily relate to discontinued products and businesses. "Other" also contains corporate items. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following table is a summary of the total revenue by segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Revenue
Global Funds Transfer:
Money transfer	$333.7	$291.4	$947.8	$842.2
Bill payment	25.8	26.5	76.6	80.1
Total Global Funds Transfer	359.5	317.9	1,024.4	922.3
Financial Paper Products:
Money order	14.1	13.9	41.4	43.3
Official check	9.2	6.4	22.1	20.2
Total Financial Paper Products	23.3	20.3	63.5	63.5
Other	0.2	0.4	0.7	1.0
Total revenue	$383.0	$338.6	$1,088.6	$986.8

The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Segment operating income:
Global Funds Transfer	$40.6	$39.3	$122.5	$111.2
Financial Paper Products	10.5	7.5	25.0	24.6
Total segment operating income	51.1	46.8	147.5	135.8
Other	(3.0)	(74.1)	(12.6)	(124.1)
Total operating income (loss)	48.1	(27.3)	134.9	11.7
Interest expense	10.0	17.7	37.3	53.2
Debt extinguishment costs	—	—	45.3	—
Other	—	0.1	—	0.4
Income (loss) before income taxes	$38.1	$(45.1)	$52.3	$(41.9)
The following table is a summary of depreciation expense and capital expenditures by segment and for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Depreciation and amortization:
Global Funds Transfer	$11.5	$10.7	$33.5	$29.9
Financial Paper Products	1.0	0.8	2.8	2.6
Other	—	(0.6)	0.2	0.1
Total depreciation and amortization	$12.5	$10.9	$36.5	$32.6
Capital expenditures:
Global Funds Transfer	$10.2	$11.9	$29.2	$31.9
Financial Paper Products	1.2	3.0	5.0	6.3
Total capital expenditures	$11.4	$14.9	$34.2	$38.2
The following table sets forth assets by segment for the periods ended September 30, 2013 and December 31, 2012:

(Amounts in millions)	September 30, 2013	December 31, 2012
Assets:
Global Funds Transfer	$1,600.0	$1,448.3
Financial Paper Products	2,946.3	3,395.1
Other	376.9	307.2
Total assets	$4,923.2	$5,150.6
Geographic Areas — International revenues are defined as revenues generated from money transfer transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The following table details total revenue by major geographic area for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
U.S.	$231.6	$206.4	$662.4	$612.0
International	151.4	132.2	426.2	374.8
Total revenue	$383.0	$338.6	$1,088.6	$986.8

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
The following information represents condensed, consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, along with condensed, consolidating Statements of Operations, Statements of Comprehensive (Loss) Income and Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.6	2,135.7	85.1	—	2,222.4
Receivables, net (substantially restricted)	—	949.1	10.6	—	959.7
Interest-bearing investments (substantially restricted)	—	900.0	41.8	—	941.8
Available-for-sale investments (substantially restricted)	—	50.7	—	—	50.7
Property and equipment, net	—	100.9	25.0	—	125.9
Goodwill	—	307.8	124.0	—	431.8
Other assets	17.8	198.1	18.0	(43.0)	190.9
Equity investments in subsidiaries	56.8	199.8	—	(256.6)	—
Intercompany receivables	657.9	(34.7)	10.0	(633.2)	—
Total assets	$734.1	$4,807.4	$314.5	$(932.8)	$4,923.2
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,826.8	$38.1	$—	$3,864.9
Debt	845.0	—	—	—	845.0
Pension and other postretirement benefits	—	119.8	—	—	119.8
Accounts payable and other liabilities	47.3	136.3	69.2	(43.0)	209.8
Intercompany liabilities	(41.9)	667.7	7.4	(633.2)	—
Total liabilities	850.4	4,750.6	114.7	(676.2)	5,039.5
Total stockholders’ (deficit) equity	(116.3)	56.8	199.8	(256.6)	(116.3)
Total liabilities and stockholders’ (deficit) equity	$734.1	$4,807.4	$314.5	$(932.8)	$4,923.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.3	2,585.5	95.4	—	2,683.2
Receivables, net (substantially restricted)	—	1,190.8	15.7	—	1,206.5
Interest-bearing investments (substantially restricted)	—	425.0	25.1	—	450.1
Available-for-sale investments (substantially restricted)	—	63.5	—	—	63.5
Property and equipment, net	—	99.8	28.1	—	127.9
Goodwill	—	306.9	121.8	—	428.7
Other assets	7.5	181.6	19.4	(17.8)	190.7
Equity investments in subsidiaries	26.6	181.0	—	(207.6)	—
Intercompany receivables	—	165.9	—	(165.9)	—
Total assets	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,127.0	$48.4	$—	$4,175.4
Debt	—	809.9	—	—	809.9
Pension and other postretirement benefits	—	126.8	—	—	126.8
Accounts payable and other liabilities	60.0	109.7	48.0	(17.8)	199.9
Intercompany liabilities	137.8	—	28.1	(165.9)	—
Total liabilities	197.8	5,173.4	124.5	(183.7)	5,312.0
Total stockholders’ (deficit) equity	(161.4)	26.6	181.0	(207.6)	(161.4)
Total liabilities and stockholders’ (deficit) equity	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$365.7	$89.9	$(79.8)	$375.8
Investment revenue	—	7.1	0.1	—	7.2
Total revenue	—	372.8	90.0	(79.8)	383.0
EXPENSES
Fee and other commissions expense	—	175.6	43.5	(40.5)	178.6
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	175.7	43.5	(40.5)	178.7
Compensation and benefits	—	49.8	16.4	—	66.2
Transaction and operations support	(0.1)	92.5	12.2	(39.2)	65.4
Occupancy, equipment and supplies	—	13.1	(0.9)	(0.1)	12.1
Depreciation and amortization	—	9.1	3.4	—	12.5
Total operating expenses	(0.1)	340.2	74.6	(79.8)	334.9
OPERATING INCOME	0.1	32.6	15.4	—	48.1
Other expense
Interest expense	10.0	—	—	—	10.0
Total other expenses	10.0	—	—	—	10.0
(Loss) income before income taxes	(9.9)	32.6	15.4	—	38.1
Income tax (benefit) expense	(3.5)	18.1	1.0	—	15.6
(Loss) income after income taxes	(6.4)	14.5	14.4	—	22.5
Equity income (loss) in subsidiaries	28.9	14.4	—	(43.3)	—
NET INCOME (LOSS)	$22.5	$28.9	$14.4	$(43.3)	$22.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,113.8	$242.3	$(281.0)	$1,075.1
Investment revenue	—	13.3	0.2	—	13.5
Total revenue	—	1,127.1	242.5	(281.0)	1,088.6
OPERATING EXPENSES
Fee and other commissions expense	—	554.9	123.6	(176.0)	502.5
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	555.2	123.6	(176.0)	502.8
Compensation and benefits	—	147.7	50.4	—	198.1
Transaction and operations support	1.4	247.7	35.1	(104.9)	179.3
Occupancy, equipment and supplies	—	31.9	5.2	(0.1)	37.0
Depreciation and amortization	—	26.4	10.1	—	36.5
Total operating expenses	1.4	1,008.9	224.4	(281.0)	953.7
OPERATING (LOSS) INCOME	(1.4)	118.2	18.1	—	134.9
OTHER EXPENSE
Interest expense	20.3	17.0	—	—	37.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	20.3	62.3	—	—	82.6
(Loss) income before income taxes	(21.7)	55.9	18.1	—	52.3
Income tax (benefit) expense	(7.6)	29.1	1.8	—	23.3
(Loss) income after income taxes	(14.1)	26.8	16.3	—	29.0
Equity income (loss) in subsidiaries	43.1	16.3	—	(59.4)	—
NET INCOME (LOSS)	$29.0	$43.1	$16.3	$(59.4)	$29.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$362.1	$76.1	$(102.5)	$335.7
Investment revenue	—	2.8	0.1	—	2.9
Total revenue	—	364.9	76.2	(102.5)	338.6
EXPENSES
Fee and other commissions expense	—	190.4	40.0	(78.1)	152.3
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	190.5	40.0	(78.1)	152.4
Compensation and benefits	—	39.5	15.3	—	54.8
Transaction and operations support	(0.5)	148.7	11.8	(24.4)	135.6
Occupancy, equipment and supplies	—	8.9	3.3	—	12.2
Depreciation and amortization	—	7.9	3.0	—	10.9
Total operating expenses	(0.5)	395.5	73.4	(102.5)	365.9
OPERATING INCOME (LOSS)	0.5	(30.6)	2.8	—	(27.3)
Other expense
Interest expense	—	17.7	—	—	17.7
Other	—	0.1	—	—	0.1
Total other expenses	—	17.8	—	—	17.8
Income (loss) before income taxes	0.5	(48.4)	2.8	—	(45.1)
Income tax expense (benefit)	0.2	9.4	—	—	9.6
Income (loss) after income taxes	0.3	(57.8)	2.8	—	(54.7)
(Loss) equity income in subsidiaries	(55.0)	2.8	—	52.2	—
NET (LOSS) INCOME	$(54.7)	$(55.0)	$2.8	$52.2	$(54.7)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,055.4	$217.2	$(295.3)	$977.3
Investment revenue	—	8.9	0.6	—	9.5
Total revenue	—	1,064.3	217.8	(295.3)	986.8
OPERATING EXPENSES
Fee and other commissions expense	—	554.5	120.2	(233.8)	440.9
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	554.8	120.2	(233.8)	441.2
Compensation and benefits	—	126.0	46.9	—	172.9
Transaction and operations support	10.1	306.4	36.8	(61.5)	291.8
Occupancy, equipment and supplies	—	26.6	10.0	—	36.6
Depreciation and amortization	—	23.4	9.2	—	32.6
Total operating expenses	10.1	1,037.2	223.1	(295.3)	975.1
OPERATING (LOSS) INCOME	(10.1)	27.1	(5.3)	—	11.7
OTHER EXPENSE
Interest expense	—	53.2	—	—	53.2
Other	0.3	0.1	—	—	0.4
Total other expense	0.3	53.3	—	—	53.6
(Loss) income before income taxes	(10.4)	(26.2)	(5.3)	—	(41.9)
Income tax (benefit) expense	(3.9)	32.9	(1.4)	—	27.6
Loss after income taxes	(6.5)	(59.1)	(3.9)	—	(69.5)
(Loss) equity income in subsidiaries	(63.0)	(3.9)	—	66.9	—
NET (LOSS) INCOME	$(69.5)	$(63.0)	$(3.9)	$66.9	$(69.5)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$22.5	$28.9	$14.4	$(43.3)	$22.5
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.5	3.3	3.3	—	(3.3)	3.3
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.1	(0.1)	(0.1)	—	0.1	(0.1)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.7	1.2	1.2	—	(1.2)	1.2
Unrealized foreign currency translation gain (losses), net of tax expense of $1.0	1.6	1.7	(0.1)	(1.6)	1.6
Other comprehensive income (loss)	6.0	6.1	(0.1)	(6.0)	6.0
COMPREHENSIVE INCOME (LOSS)	$28.5	$35.0	$14.3	$(49.3)	$28.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$29.0	$43.1	$16.3	$(59.4)	$29.0
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.1	3.0	3.0	—	(3.0)	3.0
Pension and postretirement benefit plans:
Reclassification of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.2	(0.3)	(0.3)	—	0.3	(0.3)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $2.3	3.8	3.8	—	(3.8)	3.8
Unrealized foreign currency translation gains (losses), net of tax expense of $0.2	0.3	0.3	(1.3)	1.0	0.3
Other comprehensive income (loss)	6.8	6.8	(1.3)	(5.5)	6.8
COMPREHENSIVE INCOME (LOSS)	$35.8	$49.9	$15.0	$(64.9)	$35.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(54.7)	$(55.0)	$2.8	$52.2	$(54.7)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0	0.9	0.9	—	(0.9)	0.9
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $0.1	(0.1)	(0.1)	—	0.1	(0.1)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.6	1.0	1.0	—	(1.0)	1.0
Unrealized foreign currency translation gains (losses), net of tax benefit of $0.1	0.1	0.1	—	(0.1)	0.1
Other comprehensive income (loss)	1.9	1.9	—	(1.9)	1.9
COMPREHENSIVE (LOSS) INCOME	$(52.8)	$(53.1)	$2.8	$50.3	$(52.8)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(69.5)	$(63.0)	$(3.9)	$66.9	$(69.5)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains (losses) arising during the period, net of tax expense of $0.6	2.3	2.3	—	(2.3)	2.3
Pension and postretirement benefit plans:
Reclassification of prior service credit recorded to net (loss) income, net of tax expense of $0.2	(0.3)	(0.3)	—	0.3	(0.3)
Reclassification of net actuarial loss recorded to net (loss) income, net of tax benefit of $1.8	2.9	2.9	—	(2.9)	2.9
Unrealized foreign currency translation gains (losses), net of tax expense of $0.2	0.3	0.3	(0.4)	0.1	0.3
Other comprehensive income (loss)	5.2	5.2	(0.4)	(4.8)	5.2
COMPREHENSIVE (LOSS) INCOME	$(64.3)	$(57.8)	$(4.3)	$62.1	$(64.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3.8)	$34.0	$20.3	$—	$50.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	3.0	—	—	3.0
Purchases of interest-bearing investments (substantially restricted)	—	(100.0)	(12.9)	—	(112.9)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	75.0	—	—	75.0
Purchases of property and equipment, net of disposals	—	(8.5)	(2.3)	—	(10.8)
Acquisitions	—	(1.0)	(2.2)	—	(3.2)
Proceeds from disposal of assets and businesses	—	0.2	—	—	0.2
Capital contribution from subsidiary guarantors	—	2.9	—	(2.9)	—
Net cash (used in) provided by investing activities	—	(28.4)	(17.4)	(2.9)	(48.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.2)	—	—	—	(2.2)
Proceeds from stock options exercised	0.4	—	—	—	0.4
Intercompany financings	(2.0)	2.0	—	—	—
Dividend from parent	7.6	(7.6)	—	—	—
Capital contribution to non-guarantors	—	—	(2.9)	2.9	—
Net cash provided by (used in) financing activities	3.8	(5.6)	(2.9)	2.9	(1.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28.3)	$517.6	$27.2	$—	$516.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	14.6	—	—	14.6
Purchases of interest-bearing investments (substantially restricted)	—	(850.0)	(27.6)	—	(877.6)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	375.0	11.1	—	386.1
Purchases of property and equipment, net of disposals	—	(30.3)	(6.9)	—	(37.2)
Acquisitions		(1.0)	(2.2)		(3.2)
Proceeds from disposal of assets and businesses	—	0.5	—	—	0.5
Capital contribution from subsidiary guarantors	—	1.6	—	(1.6)	—
Net cash (used in) provided by investing activities	—	(489.6)	(25.6)	(1.6)	(516.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs of issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(4.2)	(813.2)	—	—	(817.4)
Proceeds from exercise of stock options	1.0	—	—	—	1.0
Intercompany financings	(837.6)	837.6	—	—	—
Dividend from parent	19.1	(19.1)			—
Capital contribution to non-guarantors		—	(1.6)	1.6	—
Net cash provided by (used in) financing activities	28.3	(28.0)	(1.6)	1.6	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(29.8)	$33.9	$2.0	$—	$6.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	6.2	—	—	6.2
Purchases of interest-bearing investments (substantially restricted)	—	—	(11.1)	—	(11.1)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	—	11.8	—	11.8
Purchases of property and equipment, net of disposals	—	(9.9)	(3.0)	—	(12.9)
Proceeds from disposal of property and equipment	—	0.3	—	—	0.3
Capital contribution from subsidiary guarantors	—	(0.3)	—	0.3	—
Net cash (used in) provided by investing activities	—	(3.7)	(2.3)	0.3	(5.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(0.4)	—	—	(0.4)
Intercompany financings	29.8	(29.8)	—	—	—
Capital contribution to non-guarantors	—	—	0.3	(0.3)	—
Net cash provided by (used in) financing activities	29.8	(30.2)	0.3	(0.3)	(0.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6.3)	$18.2	$6.4	$—	$18.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	25.5	—	—	25.5
Purchases of interest-bearing investments (substantially restricted)	—	(300.0)	(35.6)	—	(335.6)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	300.0	35.4	—	335.4
Purchases of property and equipment, net of disposals	—	(33.7)	(9.5)	—	(43.2)
Proceeds from disposal of property and equipment	—	0.7	—	—	0.7
Capital contribution from subsidiary guarantors	—	(3.3)	—	3.3	—
Net cash (used in) provided by investing activities	—	(10.8)	(9.7)	3.3	(17.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(1.1)	—	—	(1.1)
Intercompany financings	6.3	(6.3)	—	—	—
Capital contribution to non-guarantors	—	—	3.3	(3.3)	—
Net cash provided by (used in) financing activities	6.3	(7.4)	3.3	(3.3)	(1.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

Note 17 — Subsequent Event

On October 9, 2013, the Company began to transition its MoneyGram Rewards, the Company’s loyalty program, to a convenience card program. The Company has provided participants in the MoneyGram Rewards program until December 7, 2013 to redeem any outstanding program points. The Company has an $8.0 million accrued liability related to the MoneyGram Rewards program as of September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Cautionary Statements regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a leading global money transfer and payment services company. Our major products include global money transfers, bill payment services, money order services and official check processing. Our global money transfer and bill payment services are our primary revenue drivers. We help people and businesses by providing affordable, reliable and convenient money transfer and payment services. We are an alternative financial services provider and our primary consumers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments or transfers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions.
Our sales efforts are organized based on the nature of products and the services offered. We primarily manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other,” and are primarily related to discontinued products and businesses. Operating expenses are discussed based on the functional nature of the expense.
Business Environment and Trends
The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world, based on total face value of remittances in 2012, we will encounter increasing competition as new technologies emerge that allow consumers to send and receive money in a variety of ways. We continue to be an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile and other self service channels.
Overall, our total revenue growth for the three and nine months ended September 30, 2013 was 13 percent and 10 percent, respectively, which was driven by the success of the money transfer product. Our money transfer fee and other revenue growth for the three and nine months ended September 30, 2013 was 15 percent and 13 percent, respectively. Our money transfer transaction growth for the three and nine months ended September 30, 2013 was 14 percent and 13 percent, respectively. The World Bank, a key source of industry analysis for developing countries, has projected long term growth rates of remittances worldwide in the single digits.
Our money transfer agent base has expanded 14 percent to approximately 334,000 locations as of September 30, 2013, compared to approximately 293,000 locations as of September 30, 2012, primarily due to expansion in the U.S., Russia and India. We continue to review markets where we may have an opportunity to increase our presence through agent signings and acquisition. Commissions expense and signing bonuses may increase as we continue our agent expansion and retention efforts throughout 2013.

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
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations in the U.S. and other countries. We continue to see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. We will continue to take proactive steps that we feel are in the best interest of consumers to prevent consumer fraud. We have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure.
Financial Measures
This Form 10-Q includes financial information prepared in accordance with principles generally accepted in the U.S., or GAAP, as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures - We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commission expense, fee and other revenue less commissions, operating income and operating margin. Additionally, we use assets in excess of payment service obligations when assessing capital resources and liquidity. Assets in excess of payment service obligations is comprised of: cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted), less payment service obligations.
Non-GAAP Measures - Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following non-GAAP financial measures include:

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
Non-Financial Measures
We also use certain non-financial measures to assess our overall performance. These measures include, but are not limited to, transaction growth and money transfer agent base.
Key Business Terms
Corridor — With regard to a money transfer transaction, a corridor is referred to as the originating "send" location and the designated "receive" location. Transactions and the related fee and other revenue are viewed as originating from the "send side" of a transaction.
Corridor mix — The relative impact of consumers completing more or less transactions in each available corridor versus the comparative prior period.
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

2013 Events
2013 Credit Agreement and Note Repurchase — On March 28, 2013, the Company entered into an Amended and Restated Credit Agreement referred to herein as the 2013 Credit Agreement. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $125.0 million and (ii) a senior secured seven-year term loan facility up to an aggregate principal amount of $850.0 million.
In connection with the Company's entry into the 2013 Credit Agreement, the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the Credit Agreement with BOA, as Administrative Agent, and the lenders party thereto referred to herein as the 2011 Credit Agreement. The Company also purchased all $325.0 million of the outstanding 13.25% senior secured second lien notes due 2018 of MoneyGram Payment Systems Worldwide, Inc. for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, referred to herein as the Note Repurchase. As a result, the Company incurred a pre-tax debt extinguishment charge of $45.3 million. The Company expects to realize estimated annual cash interest savings of $28.0 million as a result of the refinancing.
Deferred Prosecution Agreement — In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania, or MDPA, and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice, or US DOJ. Aaron Marcu is a litigation partner with Freshfields Bruckhaus Deringer LLP in New York and heads its global financial institutions litigation group. He was among the original list of potential monitors that we submitted to the U.S. DOJ. As a result of the settlement, we incurred $2.3 million of expense related to the monitor for the three months ended September 30, 2013, and $5.1 million for the nine months ended September 30, 2013.
Global Business Transformation Initiative — In the second quarter of 2010, we announced the implementation of a global transformation initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative includes investment in technology, organizational changes and relocation of certain operations, among other items. The Company has incurred $3.4 million, $25.1 million, $20.7 million and $5.4 million of cash outlays in 2013, 2012, 2011 and 2010, respectively, and recorded $3.2 million, $19.8 million, $23.5 million and $5.9 million of expenses during 2013, 2012, 2011 and 2010, respectively. While the Company's reorganization and restructuring activities were substantially complete in 2012, they continue on a limited basis in 2013.

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
(Dollars in million)	(unaudited)	(unaudited)		(unaudited)	(unaudited)
REVENUE
Fee and other revenue	$375.8	$335.7	12%	$1,075.1	$977.3	10%
Investment revenue	7.2	2.9	148%	13.5	9.5	42%
Total revenue	383.0	338.6	13%	1,088.6	986.8	10%
OPERATING EXPENSES
Fee and other commissions expense	178.6	152.3	17%	502.5	440.9	14%
Investment commissions expense	0.1	0.1	—%	0.3	0.3	—%
Total commissions expense	178.7	152.4	17%	502.8	441.2	14%
Compensation and benefits	66.2	54.8	21%	198.1	172.9	15%
Transaction and operations support	65.4	135.6	(52)%	179.3	291.8	(39)%
Occupancy, equipment and supplies	12.1	12.2	(1)%	37.0	36.6	1%
Depreciation and amortization	12.5	10.9	15%	36.5	32.6	12%
Total operating expenses	334.9	365.9	(8)%	953.7	975.1	(2)%
OPERATING INCOME (LOSS)	48.1	(27.3)	276%	134.9	11.7	NM
OTHER EXPENSE
Interest expense	10.0	17.7	(44)%	37.3	53.2	(30)%
Debt extinguishment costs	—	—	—%	45.3	—	100%
Other	—	0.1	(100)%	—	0.4	(100)%
Total other expense	10.0	17.8	(44)%	82.6	53.6	54%
Income (loss) before income taxes	38.1	(45.1)	184%	52.3	(41.9)	225%
Income tax expense	15.6	9.6	63%	23.3	27.6	(16)%
NET INCOME (LOSS)	$22.5	$(54.7)	141%	$29.0	$(69.5)	142%
NM = Not meaningful

Fee and Other Revenue and Related Commission Expense
The following summary provides fee and other revenue and related commission expense results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Fee and other revenue	$375.8	$335.7	12%	$1,075.1	$977.3	10%
Fee and other commissions expense	178.6	152.3	17%	502.5	440.9	14%
Fee and other commissions expense as a percent of fee and other revenue	47.5%	45.4%		46.7%	45.1%

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
For the three and nine months ended September 30, 2013, fee and other revenue grew 12 percent and 10 percent, respectively, when compared to the same periods in 2012. Fee and other revenue growth was primarily driven by transaction growth from the money transfer product, which was partially offset by transaction declines from the bill payment, money order and official check products.
Fee and Other Commissions — The Company incurs fee commissions primarily on our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
As a result of the continued growth of the money transfer offering, fee and other commissions expense grew 17 percent and 14 percent for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Our fee and other commissions expense growth rate outpaced the fee and other revenue growth rate as a result of the money transfer product transaction growth, corridor and agent mix and increased signing bonus payments from our agent expansion and retention efforts, which was partially offset by the transaction declines from the bill payment, money order and official check products. For the three months ended September 30, 2013, fee and other commissions expense as a percentage of fee and other revenue grew from 45.4 percent to 47.5 percent, when compared to the same period in 2012. For the nine months ended September 30, 2013, fee and other commissions expense as a percentage of fee and other revenue grew from 45.1 percent to 46.7 percent, when compared to the same period in 2012.
Global Funds Transfer Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the three and nine months ended September 30, 2013 and 2012. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Money transfer:
Fee and other revenue	$333.6	$291.2	15%	$947.6	$841.6	13%
Bill payment:
Fee and other revenue	25.8	26.5	(3)%	76.6	80.1	(4)%
Total Global Funds Transfer:
Fee and other revenue	$359.4	$317.7	13%	$1,024.2	$921.7	11%
Fee and other commissions expense	$178.5	$152.0	17%	$501.8	$439.8	14%
For the three months ended September 30, 2013, Global Funds Transfer fee and other revenue increased $41.7 million, when compared to the same period in 2012. The increase was a result of the 15 percent fee and other revenue growth by the money transfer product, primarily driven by transaction growth of 14 percent, as we were also positively impacted by our corridor mix, average face value per transaction and movement in foreign currency exchange rates. Bill payment fee and other revenue experienced a decline of three percent, as transactions declined one percent, coupled with a lower average fee per transaction as a result of industry mix.

For the nine months ended September 30, 2013, Global Funds Transfer fee and other revenue increased $102.5 million, when compared to the same period in 2012. The increase was driven by money transfer fee and other revenue growth of 13 percent, primarily due to the 13 percent transaction growth and movement in foreign currency exchange rates, which were slightly offset by our corridor mix and average face value per transaction. Bill payment fee and other revenue declined four percent, primarily due to a two percent decline in transactions, coupled with a lower average fee per transaction as a result of industry mix.
Money Transfer Transactions
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
Total transactions	14%	13%
U.S. to U.S.	8%	7%
U.S. Outbound	20%	17%
Originating outside of the U.S.	14%	14%
Growth in the U.S. Outbound corridors was primarily driven by sends to Mexico. For the three and nine months ended September 30, 2013, transactions from the U.S. to Mexico corridor represented 11 percent of our total transactions for both periods. Transaction growth originating outside of the U.S. was primarily driven by strong growth in the Western European, Latin American and Caribbean regions.
Money Transfer Fee and Other Revenue
As detailed in the table below, for the three months ended September 30, 2013, money transfer fee and other revenue growth was primarily driven by transaction growth of 14 percent, as we were also positively impacted by our corridor mix, average face value per transaction and movement in foreign currency exchange rates. For the nine months ended September 30, 2013, money transfer fee and other revenue growth was primarily due to the 13 percent transaction growth and movement in foreign currency exchange rates, which were slightly offset by our corridor mix and average face value per transaction. The following table details the changes in money transfer fee and other revenue from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$291.2	$841.6
Change resulting from:
Money transfer volume growth	40.6	111.8
Foreign currency exchange rate	2.7	3.2
Corridor mix and average face value per transaction	1.5	(3.5)
Other	(2.4)	(5.5)
For the period ended September 30, 2013	$333.6	$947.6
Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$26.5	$80.1
Change resulting from:
Bill payment volume decline	(0.5)	(2.2)
Industry mix	(0.2)	(1.3)
For the period ended September 30, 2013	$25.8	$76.6

For the three months ended September 30, 2013, fee and other revenue decreased three percent, or $0.7 million, when compared to the same period in 2012. For the nine months ended September 30, 2013, fee and other revenue decreased four percent, or $3.5 million, when compared to the same period in 2012. For the three and nine months ended September 30, 2013, bill payment fee and other revenue declines were a result of transaction declines of one percent and two percent, respectively, when compared to 2012, and lower average fees as a result of shifts in industry mix. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals. Our traditional verticals, such as auto and credit card, have been negatively impacted by the economic conditions in the U.S.
Global Funds Transfer Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$152.0	$439.8
Change resulting from:
Money transfer volume growth	18.1	46.7
Money transfer commission rates	3.4	7.7
Bill payment volumes	(0.3)	(1.4)
Bill payment commission rates	0.3	0.6
Signing bonuses	3.8	6.2
Foreign currency exchange rate	1.2	2.2
For the period ended September 30, 2013	$178.5	$501.8
For the three and nine months ended September 30, 2013, fee and other commission expense increased 17 percent and 14 percent, respectively, when compared to the same periods in 2012. Commissions expense as a percentage of fee and other revenue grew for both the three and nine months ended September 30, 2013, when compared to same periods in 2012. For the three months ended September 30, 2013, commissions expense as a percentage of fee and other revenue grew to 49.7 percent, from 47.8 percent for the same period in 2012. For the nine months ended September 30, 2013, commissions expense as a percentage of fee and other revenue grew to 49.0 percent, from 47.7 percent for the same period in 2012. The increases were primarily the result of the transaction growth from the money transfer product. Also contributing to the increases were changes in the corridor and agent mix, a step up in the commission rate for a large agent and the increased signing bonus expense from our agent expansion and retention efforts, which were partially offset by the transaction declines from the bill payment product.
Financial Paper Products Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Financial Paper Product segment for the three and nine months ended September 30, 2013 and 2012. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Money order:
Fee and other revenue	$12.5	$13.5	(7)%	$38.6	$41.8	(8)%
Official check:
Fee and other revenue	3.9	4.3	(9)%	12.3	13.7	(10)%
Total Financial Paper Products:
Fee and other revenue	$16.4	$17.8	(8)%	$50.9	$55.5	(8)%
Fee and other commissions expense	$0.1	$0.3	(67)%	$0.7	$1.1	(36)%
For the three months ended September 30, 2013, money order fee and other revenue decreased $1.0 million, or seven percent, when compared to the same period in 2012, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.4 million, or nine percent, when compared to the same period in 2012. For the three months ended September 30, 2013 and 2012, commissions expense was $0.1 million and $0.3 million, respectively.

For the nine months ended September 30, 2013, money order fee and other revenue decreased $3.2 million, or eight percent, when compared to the same period in 2012, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $1.4 million, or 10 percent, when compared to the same period in 2012. For the nine months ended September 30, 2013 and 2012, commissions expense was $0.7 million and $1.1 million, respectively.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Investment revenue	$7.2	$2.9	148%	$13.5	$9.5	42%
Investment commissions expense(1)	0.1	0.1	—%	0.3	0.3	—%
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
For the three months ended September 30, 2013, investment revenue increased $4.3 million, or 148 percent, when compared to the same period in 2012, due to an increase in income received on our cost recovery securities and a shift in investment allocation to longer term, higher yielding investments.
For the nine months ended September 30, 2013, investment revenue increased $4.0 million, or 42 percent, when compared to the same period in 2012. The increase is primarily due to an increase in income received on our cost recovery securities and the impact of the shift in investments, which was partially offset by the decline in investment revenue due to lower prevailing interest rates on the existing portfolio during the first quarter of 2013.
Investment Commissions Expense
Investment commissions expense consist of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three and nine months ended September 30, 2013, investment commissions expense experienced a nominal change when compared to the same periods in 2012. The majority of our financial institution customers continued to be in a "negative" commission position at September 30, 2013, meaning we did not owe any commissions to our customers. While the majority of our contracts require that the financial institution customers pay us for the negative commission amounts, we have opted at this time to impose certain per-item and other fees rather than require payment of the negative commission amounts. We continue to monitor the negative commissions and assess our current fee structure for possible further changes.
Operating Expenses
The following table is a summary of the operating expenses for the three months ended September 30, 2013 and 2012:

	Three months ended September 30, 2013		Three months ended September 30, 2012
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$66.2	17%	$54.8	16%
Transaction and operations support	65.4	18%	135.6	40%
Occupancy, equipment and supplies	12.1	3%	12.2	4%
Depreciation and amortization	12.5	3%	10.9	3%
Total operating expenses	$156.2	41%	$213.5	63%

The following table is a summary of the operating expenses for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$198.1	18%	$172.9	17%
Transaction and operations support	179.3	17%	291.8	30%
Occupancy, equipment and supplies	37.0	3%	36.6	4%
Depreciation and amortization	36.5	3%	32.6	3%
Total operating expenses	$450.9	41%	$533.9	54%
Total operating expenses, as a percentage of total revenue, have decreased primarily due to legal expenses incurred in 2012 for certain stockholder litigation and the US DOJ/MDPA investigation. For the three months ended September 30, 2013, total operating expenses as a percentage of total revenue was 41 percent, an improvement from 63 percent for the same period in 2012. In the "Transaction and operations support" line item, the stockholder litigation and US DOJ/MDPA investigation expense accounted for $72.2 million, or 21 percent of total revenue for 2012. For the nine months ended September 30, 2013, total operating expenses as a percentage of total revenue was 41 percent, an improvement from 54 percent for the same period in 2012. In the "Transaction and operations support" line item, the stockholder litigation and US DOJ/MDPA investigation expense accounted for $115.5 million, or 12 percent of total revenue in 2012.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$54.8	$172.9
Change resulting from:
Salaries, related payroll taxes and incentive compensation	10.5	24.6
Employee stock-based compensation	0.5	0.3
Reorganization and restructuring costs	(1.2)	(3.2)
Other employee benefits	1.6	3.5
For the period ended September 30, 2013	$66.2	$198.1
For the three and nine months ended September 30, 2013, when compared to the same periods in 2012, compensation and benefits expense increased primarily due to increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Other employee benefits increased due to higher insurance costs and increased benefit plan expense. Reorganization and restructuring costs decreased as we near the conclusion of our global transformation initiative.

Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$135.6	$291.8
Change resulting from:
Legal expenses	(69.6)	(113.7)
Contractor, consultant and outsourcing	0.1	3.9
Foreign exchange gains/losses	(2.4)	(2.0)
Marketing costs	0.1	(1.1)
Reorganization and restructuring costs	(2.4)	(7.3)
Provision for loss	2.1	4.1
Telecommunications	0.9	2.5
Other	1.0	1.1
For the period ended September 30, 2013	$65.4	$179.3
Transaction and operations support expense decreased for the three and nine months ended September 30, 2013 as a result of a decrease in legal expenses from the stockholder litigation and the US DOJ/MDPA investigation and decreased reorganization and restructuring costs as we near the conclusion of our global transformation initiative. The reduction in transaction and operations support expenses are partially offset by the ongoing IRS tax litigation along with increased expenses for contractors, consultants and outsourcing as a result of the Deferred Prosecution Agreement and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following is a summary of the change in occupancy, equipment and supplies from 2012 to 2013, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2012	$12.2	$36.6
Change resulting from:
Rent and building operating costs	—	0.8
Reorganization and restructuring costs	(0.4)	(0.5)
Other	0.3	0.1
For the period ended September 30, 2013	$12.1	$37.0
For the three months ended September 30, 2013, occupancy, equipment and supplies expense decreased as a result of decreased costs for reorganization and restructuring as we near the conclusion of our global transformation initiative, which was partially offset by increased costs for equipment maintenance, forms and supplies, as result of our continued growth of our agent base. For the nine months ended September 30, 2013, occupancy, equipment and supplies expense increased as a result of increased rent and building operation costs, partially offset by decreased costs for reorganization and restructuring costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets. For the three and nine months ended September 30, 2013, depreciation and amortization increased 15 percent and 12 percent, or $1.6 million and $3.9 million, respectively, when compared to the same periods in 2012. The increases were primarily driven by depreciation expense for signage and agent equipment as we continue to expand our agent base and marketing efforts. These increases were partially offset by lower depreciation expense on computer hardware and lower total amortization expense.

Other Expenses, Net
Interest Expense — As a result of lower interest rates from the 2013 Credit Agreement and Note Repurchase, interest expense decreased for the three and nine months ended September 30, 2013, when compared to the same periods in 2012. Interest expense for the three months ended September 30, 2013 decreased $7.7 million, or 44 percent, when compared to the same period in 2012. For the nine months ended September 30, 2013, interest expense decreased $15.9 million, or 30 percent, when compared to the same period in 2012.
Debt Extinguishment Costs — In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, the Company recognized debt extinguishment costs of $45.3 million in the first quarter of 2013. The Company expensed $20.0 million of unamortized deferred financing costs and $2.3 million of debt discount and incurred $1.5 million of debt modification costs. Additionally, the Company incurred a prepayment penalty of $21.5 million for the Note Repurchase, which was expensed as debt extinguishment costs. The Company did not record debt extinguishment costs for the nine months ended September 30, 2012.
Income Taxes — For the three months ended September 30, 2013, the Company had $15.6 million of income tax expense on pre-tax income of $38.1 million. For the nine months ended September 30, 2013, the Company had $23.3 million of income tax expense on pre-tax income of $52.3 million.
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
The following table provides a summary overview of pre-tax operating income and operating margin for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars in millions)	2013	2012		2013	2012
Segment operating income:
Global Funds Transfer	$40.6	$39.3	$1.3	$122.5	$111.2	$11.3
Financial Paper Products	10.5	7.5	3.0	25.0	24.6	0.4
Total segment operating income	51.1	46.8	4.3	147.5	135.8	11.7
Other	(3.0)	(74.1)	71.1	(12.6)	(124.1)	111.5
Total operating income (loss)	48.1	(27.3)	75.4	134.9	11.7	123.2
Interest expense	10.0	17.7	(7.7)	37.3	53.2	(15.9)
Debt extinguishment costs	—	—	—	45.3	—	45.3
Other	—	0.1	(0.1)	—	0.4	(0.4)
Income (loss) before income taxes	$38.1	$(45.1)	$83.2	$52.3	$(41.9)	$94.2

Total operating margin	12.6%	(8.1)%		12.4%	1.2%
Global Funds Transfer	11.3%	12.4%		12.0%	12.1%
Financial Paper Products	45.1%	36.9%		39.4%	38.7%
For the three and nine months ended September 30, 2013, the Company experienced total operating income growth and improved total operating margins, when compared to the same periods in 2012, as a result of the reduced legal expenses from the 2012 stockholder litigation and US DOJ/MDPA investigation. For the three months ended September 30, 2013, total operating income increased to $48.1 million, from a total operating loss of $27.3 million for the same period in 2012. The growth was primarily driven by reduced legal expenses from the 2012 stockholder litigation and US DOJ/MDPA investigation of $72.2 million and operating income growth of $3.0 million and $1.3 million from the Financial Paper Product segment and Global Funds Transfer segment, respectively. For the nine months ended September 30, 2013, total operating income increased to $134.9 million, from $11.7 million for the same period in 2012. The growth was primarily driven by the $115.5 million reduction of legal expenses from the 2012 stockholder litigation and US DOJ/MDPA investigation and operating income growth of $11.3 million and $0.4 million from the Global Funds Transfer segment and the Financial Paper Product segment, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2013	2012	Change	2013	2012	Change
Income (loss) before income taxes	$38.1	$(45.1)	$83.2	$52.3	$(41.9)	$94.2
Interest expense	10.0	17.7	(7.7)	37.3	53.2	(15.9)
Depreciation and amortization	12.5	10.9	1.6	36.5	32.6	3.9
Amortization of agent signing bonuses	12.0	8.3	3.7	30.8	24.7	6.1
EBITDA	72.6	(8.2)	80.8	156.9	68.6	88.3
Significant items impacting EBITDA:
Severance and related costs (1)	—	—	—	1.5	1.0	0.5
Reorganization and restructuring costs	—	4.0	(4.0)	3.2	14.2	(11.0)
Contribution from investors (2)	—	—	—	—	0.3	(0.3)
Debt extinguishment (3)	—	—	—	45.3	—	45.3
Stock-based and contingent performance compensation (4)	3.7	2.4	1.3	10.1	7.6	2.5
Legal expenses (5)	0.2	72.2	(72.0)	2.1	115.5	(113.4)
Adjusted EBITDA	$76.5	$70.4	$6.1	$219.1	$207.2	$11.9
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
As disclosed in the table above, our Adjusted EBITDA for the nine months ended September 30, 2013 is adjusted for $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the three and nine months ended September 30, 2012, Adjusted EBITDA is adjusted for the legal expenses for the stockholder litigation and US DOJ/MDPA investigation of $72.2 million and $115.5 million, respectively.
For the three months ended September 30, 2013, the Company generated EBITDA of $72.6 million and Adjusted EBITDA of $76.5 million. When compared to the same period in 2012, EBITDA increased $80.8 million, due primarily to the reduction of legal expenses for the stockholder litigation and US DOJ/MDPA investigation of $72.0 million and a decrease in reorganization and restructuring costs of $4.0 million. Adjusted EBITDA increased $6.1 million, or nine percent, due to an increase in income received on our cost recovery securities and the continued growth of the money transfer product.
For the nine months ended September 30, 2013, the Company generated EBITDA of $156.9 million and Adjusted EBITDA of $219.1 million. When compared to the same period in 2012, EBITDA increased $88.3 million, or 129 percent, primarily due to the continued growth of the money transfer product, decreased reorganization and restructuring costs of $11.0 million and decreased legal expenses of $113.4 million, which was partially offset by debt extinguishment costs of $45.3 million. When compared to the same period in 2012, Adjusted EBITDA increased $11.9 million, or six percent, as a result of continued money transfer growth.

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
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations at September 30, 2013 and December 31, 2012:

(Amounts in millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents (substantially restricted)	$2,222.4	$2,683.2
Receivables, net (substantially restricted)	959.7	1,206.5
Interest-bearing investments (substantially restricted)	941.8	450.1
Available-for-sale investments (substantially restricted)	50.7	63.5
	4,174.6	4,403.3
Payment service obligations	(3,864.9)	(4,175.4)
Assets in excess of payment service obligations	$309.7	$227.9
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
Cash and Cash Equivalents and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. As of September 30, 2013, cash and cash equivalents and interest-bearing investments totaled $3.2 billion, representing 98 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $50.7 million of available-for-sale investments as of September 30, 2013. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $29.7 million of our available-for-sale investments, while other asset-backed securities compose the remaining $21.0 million.

Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 8 — Debt of the Notes to Consolidated Financial Statements for further information. The following is a summary of principal payments and debt issuance from January 1, 2012 to September 30, 2013:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(4.3)	—	(325.0)	(817.4)
Balance at September 30, 2013	$—	$—	$—	$845.7	$—	$—	$845.7
Our revolving credit facility has $124.6 million of borrowing capacity as of September 30, 2013, net of $0.4 million of outstanding letters of credit.
The 2013 Credit Agreement contains various financial and non-financial covenants. At September 30, 2013, the Company is in compliance with its financial covenants; please see Note 8 — Debt for further detail relating to the 2013 Credit Agreement and the financial covenants. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2013.
No dividends were paid on our common stock in the three and nine months ended September 30, 2013, and we do not anticipate declaring any dividends on our common stock during 2013.
Credit Ratings
As of September 30, 2013, our credit ratings from Moody’s and S&P were B1 and BB-, respectively. Our credit facilities, regulatory capital requirements and other obligations are not impacted by the level of our credit ratings. However, higher credit ratings could increase our ability to attract capital, reduce our weighted average cost of capital and obtain more favorable terms with our lenders, agents and clearing and cash management banks.
Regulatory Financial Requirements
We were in compliance with all financial regulatory requirements as of September 30, 2013. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement and obligations under agent agreements as of September 30, 2013:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,078.7	$45.5	$90.0	$88.6	$854.6
Obligations under agent agreements	74.6	37.0	26.8	10.8	—
Additionally, in the first quarter of 2013 we paid the remaining $35.0 million related to the settlement with the US DOJ/MDPA.
The Company's consolidated income tax returns for fiscal years 2005-2009 were under examination by the IRS. The IRS issued Notices of Deficiency disallowing, among other items, approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. The parties reached an agreement during the second quarter of 2013 concerning certain adjustments. The Company intends to continue to pursue its position with respect to the remaining adjustments. If the Company's position is rejected with respect to such remaining adjustments, the Company would be required to make cash payments of approximately $86.8 million based on benefits taken and taxable income earned through September 30, 2013.

Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net income (loss)	$22.5	$(54.7)	$29.0	$(69.5)
Total adjustments to reconcile net income (loss)	44.6	65.1	99.3	167.5
Net cash provided by operating activities before changes in payment service assets and obligations	67.1	10.4	128.3	98.0
Change in cash and cash equivalents (substantially restricted)	(20.0)	8.4	460.8	32.3
Change in receivables, net (substantially restricted)	214.9	(64.9)	237.9	(114.7)
Change in payment service obligations	(211.5)	52.2	(310.5)	2.7
Net change in payment service assets and obligations	(16.6)	(4.3)	388.2	(79.7)
Net cash provided by operating activities	$50.5	$6.1	$516.5	$18.3
Operating activities generated net cash of $50.5 million and $516.5 million during the three and nine months ended September 30, 2013, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $67.1 million and $128.3 million, respectively. Changes in our payment service assets and obligations utilized $16.6 million and provided $388.2 million, respectively, of operating cash flows during the three and nine months ended September 30, 2013, from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
Operating activities generated net cash of $6.1 million and $18.3 million during the three and nine months ended September 30, 2012, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $10.4 million and $98.0 million, respectively. Changes in our payment service assets and obligations utilized $4.3 million and $79.7 million, respectively, of operating cash flows during the three and nine months ended September 30, 2012, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in the composition of our investment portfolio.
Cash Flows from Investing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Net investment activity	$(34.9)	$6.9	$(476.9)	$25.3
Purchases of property and equipment	(10.8)	(12.9)	(37.2)	(43.2)
Acquisitions	(3.2)	—	(3.2)	—
Proceeds from disposals of property and equipment	0.2	0.3	0.5	0.7
Net cash used in investing activities	$(48.7)	$(5.7)	$(516.8)	$(17.2)
Investing activities used cash of $48.7 million and $516.8 million during the three and nine months ended September 30, 2013, respectively, primarily for the purchase of interest-bearing investments of $112.9 million and $877.6 million, respectively, and $10.8 million and $37.2 million, respectively, of capital expenditures, partially offset by proceeds of $78.0 million and $400.7 million, respectively, from the normal maturity of investments that were reinvested into interest-bearing investments. Investing activities used cash of $5.7 million and $17.2 million during the three and nine months ended September 30, 2012, respectively, primarily from the purchase of interest-bearing investments of $11.1 million and $335.6 million, respectively, and $12.9 million and $43.2 million, respectively, of capital expenditures, partially offset by proceeds of $18.0 million and $360.9 million, respectively, primarily from the normal maturity of investments that were reinvested into interest-bearing investments.

Cash Flows from Financing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2013	2012	2013	2012
Proceeds from issuance of debt	$—	$—	$850.0	$—
Transaction costs for issuance and amendment of debt	—	—	(11.8)	—
Payments on debt	(2.2)	(0.4)	(817.4)	(1.1)
Prepayment penalty	—	—	(21.5)	—
Proceeds from exercise of stock options	0.4	—	1.0	—
Net cash (used in) provided by financing activities	$(1.8)	$(0.4)	$0.3	$(1.1)
For the three and nine months ended September 30, 2013, financing activities used cash of $1.8 million and generated cash of $0.3 million, respectively, associated with the 2013 Credit Agreement. For the three and nine months ended September 30, 2012, financing activities used cash of $0.4 million and $1.1 million associated with the required quarterly debt payments under the 2011 Credit Agreement.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2013	2012	Change	2013	2012	Change
Income (loss) before income taxes	$38.1	$(45.1)	$83.2	$52.3	$(41.9)	$94.2
Interest expense	10.0	17.7	(7.7)	37.3	53.2	(15.9)
Depreciation and amortization	12.5	10.9	1.6	36.5	32.6	3.9
Amortization of agent signing bonuses	12.0	8.3	3.7	30.8	24.7	6.1
EBITDA (1)	72.6	(8.2)	80.8	156.9	68.6	88.3
Significant items impacting EBITDA:
Severance and related costs	—	—	—	1.5	1.0	0.5
Reorganization and restructuring costs	—	4.0	(4.0)	3.2	14.2	(11.0)
Contribution from investors	—	—	—	—	0.3	(0.3)
Debt extinguishment	—	—	—	45.3	—	45.3
Stock-based and contingent performance compensation	3.7	2.4	1.3	10.1	7.6	2.5
Legal expenses	0.2	72.2	(72.0)	2.1	115.5	(113.4)
Adjusted EBITDA (1)	$76.5	$70.4	$6.1	$219.1	$207.2	$11.9

Cash interest expense	(9.6)	(16.5)	6.9	(34.6)	(48.9)	14.3
Cash tax expense	—	(0.1)	0.1	(0.2)	(0.9)	0.7
Cash payments for capital expenditures	(10.8)	(12.9)	2.1	(37.2)	(43.2)	6.0
Cash payments for agent signing bonuses	(8.8)	(16.3)	7.5	(19.0)	(22.6)	3.6
Free Cash Flow	$47.3	$24.6	$22.7	$128.1	$91.6	$36.5
(1) See "EBITDA and Adjusted EBITDA" section of this MD&A for the descriptions of the adjustments to arrive at these measures.
We calculate Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in the table above, our Adjusted EBITDA for the nine months ended September 30, 2013 adjusts out $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the three and nine months ended September 30, 2012, Adjusted EBITDA adjusts out the legal expenses for the stockholder litigation and US DOJ/MDPA investigation of $72.2 million and $115.5 million, respectively.

For the three and nine months ended September 30, 2013, the Company generated Free Cash Flow growth as a result of fee and other revenue growth from the money transfer product and the interest expense savings from the 2013 Credit Agreement. For the three months ended September 30, 2013, Free Cash Flow increased $22.7 million, or 92 percent, to $47.3 million from $24.6 million, when compared to the same period in 2012. The increase was a result of a reduction of $6.9 million in cash paid for interest as a result of the 2013 Credit Agreement and overall fee and other revenue growth of 12 percent, which was partially offset by the fact that commissions expense as a percentage of fee and other revenue grew from 45.4 percent to 47.5 percent, when compared to the same period in 2012. For the nine months ended September 30, 2013, when compared to the same period in 2012, Free Cash Flow increased $36.5 million, or 40 percent, to $128.1 million from $91.6 million. The increase was a result of 10 percent growth in overall fee and other revenue, a $14.3 million reduction of cash paid for interest as a result of the 2013 Credit Agreement, reduced agent signing bonus payments of $3.6 million and the fact that commissions expense as a percentage of fee and other revenue grew from 45.1 percent to 46.7 percent, when compared to the same period in 2012.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2013. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Act, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions are intended to identify some of the forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management's current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	changes in tax laws or an unfavorable outcome with respect to tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of MoneyGram and its agents to maintain adequate banking relationships;

•	the European debt crisis and market perceptions concerning the euro, the potential re-introduction of individual currencies within the Eurozone or the potential dissolution of the euro;

•	a security or privacy breach in our systems;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of Thomas H. Lee Partners, L.P. on our Board of Directors; and

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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2013, the Company had repurchased 6,795,017 common shares under this authorization and had remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended September 30, 2013. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

October 30, 2013	By:	/s/ W. ALEXANDER HOLMES
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
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012; (v) Consolidated Statement of Stockholders' Deficit as of September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.