Form 10-K
period 2013-12-31
MONEYGRAM INTERNATIONAL INC
filed 2014-03-03
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
 Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code
(214) 999-7552
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
————————
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
Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $483.5 million.
57,969,152 shares of common stock were outstanding as of February 26, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global money transfer and payment services company. We provide affordable, reliable and convenient money transfer and payment services. Our primary consumers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. The World Bank, a key source of industry analysis for developing countries, estimates that roughly half of the world's adult population, or 2.5 billion people, are unbanked or underbanked. As an alternative financial services provider, we provide these consumers with flexibility and convenience to help them meet the financial demands of their daily lives. Other consumers who use our services are convenience users and emergency users who may utilize traditional banking services, but prefer to use our services based on convenience, cost or to make urgent payments or transfers.
Our products include global money transfers, bill payment services, money order services and official check processing. Our global money transfer and bill payment services are our primary revenue drivers. Money transfers are movements of funds between consumers from the origination or "send" location and the designated "receive" locations. We also derive revenue from the sale of our money order and official check products and generate revenue from the investment of funds underlying outstanding official checks and money orders.
Our money transfer services enable our consumers to send and receive funds worldwide through our extensive global network of agent locations and Company-owned retail locations. Our agent locations have more than doubled since 2007 to approximately 336,000 locations, located in more than 200 countries and territories. We operate one primary customer care center in the U.S., with regional support centers providing ancillary services and additional call center services in various countries. We provide call center services 24 hours per day, 365 days per year and provide customer service in 27 languages.
The MoneyGram® brand is recognized throughout the world. We use various trademarks and service marks in our business, including but not limited to MoneyGram, the Globe design logo, MoneyGram Bringing You Closer, ExpressPayment, MoneyGram xpress, Moneygrado, FormFree, AgentWorks, Agent Connect, Delta and PrimeLink, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference.
The Company utilizes specific terms as related to our business throughout this document, including the following:
Corridor — With regard to a money transfer transaction, a corridor is referred to as the originating "send" location and the designated "receive" location. Transactions and the related fee and other revenue are viewed as originating from the "send side" of a transaction.
Corridor mix — The relative impact of consumers completing increased or decreased transactions in each available corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
History and Development
We conduct our business primarily through our wholly owned subsidiary MoneyGram Payment Systems, Inc., or MPSI, under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corporation. Through the Company's predecessors, we have been in operation for over 70 years. Our principal executive offices are located at 2828 N. Harwood Street, Suite 1500, Dallas, Texas 75201 and our telephone number is (214) 999-7552. Our website address is www.moneygram.com.
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
On November 14, 2011, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1,300,000,000 to 162,500,000. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid-in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 1 to 125 to 1. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of our treasury stock, which was not a part of the reverse stock split.
2013 Events
2013 Credit Agreement and Note Repurchase — On March 28, 2013, the Company entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, or BOA, and the other financial institutions party thereto, as lenders, referred to herein as the 2013 Credit Agreement. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility that may be used for revolving credit loans, swingline loans and letters of credit up to an aggregate principal amount of $125.0 million and (ii) a senior secured seven-year term loan facility up to an aggregate principal amount of $850.0 million.
In connection with the Company's entry into the 2013 Credit Agreement, the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the Credit Agreement with BOA as Administrative Agent, and the lenders party thereto, referred to herein as the 2011 Credit Agreement. The Company also purchased all $325.0 million of the outstanding 13.25% senior secured second lien notes due 2018 of MoneyGram Payment Systems Worldwide, Inc. for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, referred to herein as the Note Repurchase. As a result, the Company incurred a pre-tax debt extinguishment charge of $45.3 million. The Company expects to realize estimated annual cash interest savings of $28.0 million as a result of the refinancing.
Deferred Prosecution Agreement — In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania, or MDPA, and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice, or U.S. DOJ. Aaron Marcu is a litigation partner with Freshfields Bruckhaus Deringer LLP in New York and heads its global financial institutions litigation group. He was among the original list of potential monitors that we submitted to the U.S. DOJ. The first annual monitor report was provided to MoneyGram in November and per this report MoneyGram is required to make investments ranging from enhanced systems to more resources deployed in the field. For the twelve months ended December 31, 2013, we incurred $6.1 million of expense directly related to the monitor.
Walmart Renewal — In April of 2013, we commenced our renewed agreement with Wal-Mart Stores, Inc., or Walmart, which is our largest agent. We continue to provide certain money transfer services, bill payment services and money order services for consumers in Walmart stores located in the U.S. and Puerto Rico. Pursuant to the terms of the agreement, we serve as the “preferred provider” for money transfer services conducted at Walmart agent locations that are not otherwise conducted under a Walmart brand name, subject to certain exceptions.
Global Transformation Initiative — In 2013, we completed the Global Transformation Initiative, which commenced in the second quarter of 2010 when we announced the implementation of the Global Transformation Initiative to realign our management and operations with the changing global market and streamline operations to promote a more efficient and scalable cost structure. The initiative included investment in technology, organizational changes and relocation of certain operations, among other items. In connection with reorganization and restructuring activities during 2013, 2012 and 2011, the Company recorded total expenses of $3.2 million, $19.8 million and $23.5 million, respectively, which have all been paid as of December 31, 2013. This initiative generated annual pre-tax cost savings of approximately $30.0 million.

Business Acquisitions — During 2013, the Company acquired Nexxo Financial's full-service money transfer kiosk business, which consists of approximately 200 kiosks primarily located in California, Illinois and Texas. These kiosks offer automated, self-service money transfers to MoneyGram agents worldwide. Consumers will also be able to pay bills through these kiosks utilizing MoneyGram's extensive bill payment network. Additionally, the Company completed the acquisitions of Advanced ChronoCash Services S.A., referred to herein as ChronoCash, located in Athens, Greece, MoneyGlobe Payment Institution S.A., referred to herein as MoneyGlobe, located in Athens, Greece and the assets of Latino Services located in Atlanta, Georgia. The ChronoCash acquisition establishes a direct retail network for the Company in Greece, enabling a closer relationship with our consumers. The Latino Services acquisition increased the number of MoneyGram operated stores in the U.S. The acquisition of MoneyGlobe, a provider of cash-to-account money transfers from Greece to Bangladesh, will enable MoneyGram to offer a technology-driven solution that meets the unique needs of consumers in Greece. See Note 3 — Acquisitions and Disposals of the Notes to the Consolidated Financial Statements for additional disclosure of details relating to acquisitions arising in 2013.
Our Segments
We manage our business primarily through two segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our segments for the years ended December 31:

	2013	2012	2011
Global Funds Transfer
Money transfer	87.3%	85.7%	83.4%
Bill payment	6.9%	7.9%	9.0%
Financial Paper Products
Money order	3.7%	4.3%	4.9%
Official check	2.0%	2.0%	2.6%
Other	0.1%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%
See Note 15 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2013, 2012 and 2011, our 10 largest agents accounted for 43 percent, 44 percent and 45 percent, respectively, of our total company fee and investment revenue and 44 percent, 46 percent and 48 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Walmart is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2013, 2012 and 2011, Walmart accounted for 27 percent, 28 percent and 29 percent, respectively, of our total company fee and investment revenue, and 28 percent, 30 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment.
Global Funds Transfer Segment
The Global Funds Transfer segment is our primary revenue driver, providing global money transfer services and bill payment services primarily to unbanked and underbanked consumers. We utilize a variety of proprietary point-of-sale platforms, including AgentConnect, which is integrated into an agent’s point-of-sale system, DeltaWorks and Delta T3, which are separate software and stand-alone device platforms, and MoneyGram Online.
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2013, 2012 and 2011, operations outside of the U.S. generated 40 percent, 38 percent and 38 percent, respectively, of our total company revenue, and 42 percent, 41 percent and 42 percent, respectively, of our total Global Funds Transfer segment revenue. In 2013, our Global Funds Transfer segment had total revenue of $1,389.8 million.
Global Money Transfers — We derive our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store or kiosk or via our online platform, only the receiving agent earns a commission.
In certain countries, we have multi-currency technology that allows consumers a currency choice when initiating or receiving a money transfer. The currency choice typically consists of local currency, U.S. dollars and/or euros. These capabilities allow consumers to know the amount that will be received in the selected currency.

The majority of our remittances constitute transactions in which cash is collected by one of our agents and payment is available for pick-up at another agent location. Typically, the designated recipient may receive the transferred funds within 10 minutes at any MoneyGram agent location. In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account, mobile phone account or prepaid card. Through our online product offerings, consumers can remit funds from a bank account, credit card or debit card.
We offer a variety of services to improve the consumers' experience at our agent locations. Through our FormFree service, consumers are directed to one of our customer care centers and a representative collects transaction information over the telephone, entering it directly into our central data processing system. Our MoneyGram xpress product enables consumers to pay for money transfers at a MoneyGram agent location, and provide the information necessary to complete the money transfer when and where it is convenient for them, via phone or any internet-enabled device.
We offer our money transfer services on the internet via our MoneyGram Online service in the U.S., United Kingdom, Germany and through affiliate websites. Through our MoneyGram Online service, consumers have the ability to send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide through a debit or credit card or three day service funding with a U.S. checking account. MoneyGram Online money transfer transactions grew 44 percent and revenue grew 22 percent in 2013 over the prior year.
In over 10 countries, we offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from their mobile phone. We continue to expand our money transfer services to consumers through the addition of full service and staging kiosks, ATMs, prepaid cards and direct-to-bank account products in various markets around the world.
In 2013, we added approximately 26,000 net locations, bringing our global money transfer agent network to approximately 336,000 locations. The following table is a summary of our approximate money transfer agent locations by geographic area as of December 31:

	2013	2012	2013 vs 2012	2013 vs 2012
			(growth)	(%)
Latin America, excluding Mexico	22,000	20,000	2,000	10%
Mexico	16,000	15,000	1,000	7%
U.S. and Canada	55,000	53,000	2,000	4%
Western Europe	49,000	50,000	(1,000)	(2)%
Eastern Europe	64,000	52,000	12,000	23%
Indian subcontinent	60,000	55,000	5,000	9%
Asia Pacific	41,000	38,000	3,000	8%
Africa	23,000	22,000	1,000	5%
Middle East	6,000	5,000	1,000	20%
Total agent locations	336,000	310,000	26,000	8%

Our agents include large networks such as international post offices, financial institutions and retailers as well as a large number of agents specializing in specific corridors. Additionally, we have Company-owned retail locations in the U.S. and Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although these sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, for example on nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets, which may include contributing financial resources to, or otherwise supporting, our efforts to market the business.
Bill Payment Services — We derive our bill payment revenues primarily from transaction fees charged to consumers for each transaction completed. Our primary bill payment service offered is our ExpressPayment service, which we offer at substantially all of our money transfer agent and company-owned locations in the U.S., Canada and Puerto Rico, and at certain agent locations in select Caribbean countries.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards in cash at an agent location or through MoneyGram Online with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. We offer over 13,000 payment options to billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 300 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.

Marketing — We have global marketing, product management and strategic partnership teams located in multiple geographical regions. We employ a strategy of developing products and marketing campaigns that are global, yet tailored to address our consumer base and local needs. A key component of our marketing efforts is our global branding. We use a marketing mix to support our brand, which includes traditional, digital and social media, point of sale materials, signage at our agent locations, targeted marketing campaigns, seasonal campaigns and sponsorships.
Sales — Our sales teams are organized by geographic area, product and delivery channel. We have dedicated teams that focus on developing our agent and biller networks to enhance the reach of our money transfer and bill payment products. Our agent requirements vary depending upon the type of outlet or location, and our sales teams continue to improve and strengthen our agent relationships with a goal of providing the optimal agent and consumer experience.
Competition — While the market for our money transfer and bill payment services continues to be very competitive, we remain the second largest money transfer service company in the world based on total face value of remittances in 2012. The World Bank estimated that by 2016 cross-border remittances will exceed $700 billion. We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
Our competitors include a small number of large money transfer and bill payment providers, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the money transfer industry is the Western Union Company, or Western Union, which competes with our bill payment services and money order businesses. We will encounter increasing competition as new technologies emerge that allow consumers to send and receive money through a variety of channels. We continue to be an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile and other self-service offerings.
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our retail agents and financial institutions located throughout the U.S. and Puerto Rico, and provides official check outsourcing services for financial institutions across the U.S.
In 2013, our Financial Paper Products segment generated revenues of $84.0 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, interest-bearing investments, and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than eight days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain large retail and financial institution agents in the U.S. As of December 31, 2013, we issued money orders through our network of approximately 51,000 agent and financial institution locations in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. As with money orders, we generate revenue from our official check outsourcing services for U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than four days. As of December 31, 2013, we provided official check outsourcing services through approximately 1,100 financial institutions at approximately 7,400 branch bank locations.
Marketing — We employ a wide range of marketing methods to support our sales efforts. A key component of our marketing efforts is our global branding. We use a marketing mix to support our brand, which includes traditional, digital and social media, point of sale materials, signage at our agent locations and targeted marketing campaigns. Official checks are financial institution branded and therefore all marketing to this segment is business to business.
Sales — Our sales teams are organized by geographic area, product and delivery channel. We have dedicated teams that focus on developing our agent and financial institution networks to enhance the reach of our official check and money order products. Our agent requirements vary depending upon the type of outlet or location, and our sales teams continue to improve and strengthen our agent relationships with a goal of providing the optimal agent and consumer experience.
Competition — Our money order competitors include a small number of large money order providers and a small number of regional and niche money order providers. Our largest competitors in the money order industry are Western Union and the United States Postal Service. We generally compete for money order agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money order consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
Official check competitors include financial institution solution providers, such as core data processors, and corporate credit unions. We generally compete against a financial institution’s desire to perform these processes in-house with support from these types of organizations. We compete for official check customers on the basis of value, service, quality, technical and operational differences, price and commission.
Regulation
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs to comply with the most recent legal and regulatory changes. Since 2009 we have invested over $120.0 million in our compliance and anti-fraud programs and prevented more than $365.0 million in fraud losses during the same time period.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA, and the U.S. DOJ, relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a deferred prosecution agreement, or DPA, with the MDPA and U.S. DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100 million that is available to victims of the consumer fraud scams perpetrated through MoneyGram agents. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and the U.S. DOJ. Aaron Marcu is a litigation partner with Freshfields Bruckhaus Deringer LLP in New York and heads its global financial institutions litigation group. Aaron Marcu was among the original list of potential monitors that we submitted to the government.
Anti-Money Laundering Compliance — Our money transfer services are subject to anti-money laundering laws and regulations of the U.S., including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

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

Money Transfer and Payment Instrument Licensing — Almost all states in the U.S., the District of Columbia, Puerto Rico and the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd, is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. Licensing requirements generally include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Most states and our other regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many states and other regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
Escheatment Regulations — Unclaimed property laws of every state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws.
Privacy Regulations — In the ordinary course of our business we collect certain types of data that subject us to privacy laws in the U.S. and abroad. In the U.S., we are subject to the Gramm-Leach-Bliley Act of 1999, or the GLB Act, which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. We are also subject to privacy laws of various states. In addition, we are subject to laws adopted pursuant to the European Union’s Data Protection Directive, or the Data Protection Directive. We abide by the U.S. Department of Commerce’s Safe Harbor framework principles to assist in compliance with the Data Protection Directive. In some cases, the privacy laws of a European Union member state may be more restrictive than what is required under the Data Protection Directive and may impose additional duties with which we must comply. We also have confidentiality and information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly, and conflicting laws in the various jurisdictions where we do business pose challenges.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight for us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection, or the CFPB, which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. The CFPB’s Remittance Transfer Rule, which became effective on October 28, 2013, requires enhanced disclosure requirements, error resolution procedures, the extension of vicarious liability for the acts of our agents, refund requirements and other matters impacting how we offer international remittances in the U.S. We have modified our systems and consumer disclosures in order to comply with the requirements of the Remittance Transfer Rule.
Additionally, the Dodd-Frank Act assigns supervisory authority over “larger participants” (as such term is defined by the CFPB) of a market for consumer financial products or services. In January 2014, the CFPB issued a proposed rule which would amend the definition of larger participants by adding a new section to define larger participants of a market for international money transfers. If adopted, the rule would provide that a nonbank is a “larger participant” in the market for international money transfers if such nonbank and its affiliates provide $1,000,000 or more in aggregate annual international money transfers. We would fall within the scope of this rule if adopted. The CFPB has solicited comments on the proposed rule.
Foreign Exchange Regulation — Our money transfer services are subject to foreign currency exchange statutes of the U.S., as well as similar state laws and the laws of certain other countries in which we operate. Certain of these statutes require registration or licensure and reporting. Others may impose currency exchange restrictions with which we must comply.
Regulation of Prepaid Cards — We sell our MoneyGram-branded prepaid card in the U.S., in addition to loading prepaid cards of other card issuers through our ExpressPayment offering. Our prepaid cards and related loading services may be subject to federal and state laws and regulations, including laws related to consumer protection, licensing, escheat, anti-money laundering and the payment of wages. Certain of these federal and state statutes prohibit or limit fees and expiration dates on and/or require specific consumer disclosures related to certain categories of prepaid cards. We continually monitor developments in such statutes and regulations and our compliance with the same.
Clearing and Cash Management Bank Relationships
Our business involves the movement of money on a global basis on behalf of our consumers, our agents and ourselves. We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the funding of money transfers and foreign exchange trades to ensure that funds are received on a timely basis. Our relationships with the clearing, trading and cash management banks are critical to an efficient and reliable global funding network.

In the U.S., we have agreements with five active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We employ four banks to clear our official checks and three banks to clear our retail money orders. We believe that this network of banks provides sufficient capacity to handle the current and projected volumes of items for these services.
We maintain significant relationships with major international banks which provide the capability to move money electronically as well as through domestic and international wire transfer networks. There are a limited number of banks that have the capabilities that are broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is not limited to their own country or region, and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the SWIFT network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.
Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are material to our Company, which were previously discussed in the "Overview" section of Item 1 of this Form 10-K. In addition, we maintain a portfolio of MoneyGram branded domain names.
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
We own U.S. and foreign patents related to our money order and money transfer technologies. Our patents have in the past given us competitive advantages in the marketplace. We also have patent applications pending in the U.S. that relate to our money transfer, money order and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace.
Employees
As of December 31, 2013, we had approximately 1,670 full-time employees in the U.S. and 920 full-time employees outside of the U.S. In addition, we engage contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union. We consider our employee relations to be good.
Executive Officers of the Registrant
Pamela H. Patsley, age 57, has been Chairman and Chief Executive Officer of the Company since September 2009. From January to September 2009, she served as Executive Chairman of the Company. Prior to that, Ms. Patsley served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc. She currently serves as a director of Texas Instruments, Inc., a semiconductor design and manufacturing company; and Dr. Pepper Snapple Group, Inc., a beverage company.
Juan Agualimpia, age 51, has served as Executive Vice President and Chief Marketing Officer since February 2011. Mr. Agualimpia previously served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. From 2005 to March 2009, Mr. Agualimpia served as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development.
Jeffrey J. Allback, age 51, has served as Executive Vice President and Chief Information Officer since September 2012. Mr. Allback previously served as Senior Vice President and Chief Technology Officer from April 2011 to September 2012. Prior to that, Mr. Allback served as Vice President, Systems Engineering of American Express, a multinational financial services corporation, from 2008 to 2010 and Vice President, Department Manager of Technology and Enterprise Architecture of AG Edwards and Sons Inc., a financial services holding company, from 2002 to 2008. Mr. Allback served in various roles of increasing responsibility at Morgan Stanley, a global financial services company, from 1994 to 2002.
Francis Aaron Henry, age 48, has served as Executive Vice President, General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004-2008 Senior Counsel at Western Union.

W. Alexander Hoffmann, age 42, has served as Executive Vice President, Global Product Management and Emerging Channels since February 2014. Mr. Hoffmann previously served as Senior Vice President, Global Product Management and Emerging Channels from July 2013 to February 2014. From 2007 to 2013, Mr. Hoffmann served in a variety of positions at PayPal, most recently as Senior Director of Europe, Middle East and Africa Consumer Growth. Prior to that, Mr. Hoffmann spent 12 years at McKinsey & Company in Brussels, Belgium, and Palo Alto, California, as an Associate Partner working with clients in the payments and telecommunications industries.
W. Alexander Holmes, age 39, has served as Executive Vice President, Chief Financial Officer and Chief Operating Officer since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam.
Grant A. Lines, age 49, has served as the Executive Vice President, Asia-Pacific, South Asia and Middle East since February 2014. Mr. Lines previously served as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail Point of Sale systems from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Mr. Lines served as Senior Vice President of First Data’s Strategic Business Development and General Manager ASEAN establishing Asian operations in Singapore from June 2004 to August 2008 and Senior Vice President with sales and marketing responsibilities in Australia and New Zealand from October 2000 to May 2004.
Angela M. McQuien, age 42, has been Vice President, Corporate Controller and Principal Accounting Officer since May 2013. From July 2012 to April 2013, she served in the role of Vice President and Corporate Controller. Ms. McQuien served as Chief Accounting Officer for Think Finance Inc. from December 2009 to July 2012. Prior to that, Ms. McQuien served as Director of Compliance and Controls at Dean Foods and she has held previous finance positions at Sabre Holdings. Ms. McQuien is a Certified Public Accountant and began her career at Deloitte & Touche LLP.
Peter E. Ohser, age 46, has been Executive Vice President, U.S. and Canada since February 2014. Mr. Ohser previously served as Senior Vice President, U.S. and Canada from February 2013 to February 2014. From June 2010 to January 2013, he served as Vice President, Independent Retail Channels & Outbound Corridors and from December 2007 to May 2010 he served as Director of Strategic Planning. He served as Director of Business Process and Organizational Readiness November 2006 to November 2007, Senior Manager Global Risk from 2004 to 2006, Manager, Global Risk from 2003 to 2004 and Supervisor, Risk from September 2002 to 2003. Mr. Ohser joined the Company in January 2001 as a Senior Risk Analyst. Prior to that, Mr. Ohser served in various finance roles in the mortgage and consumer finance industries.
Steven Piano, age 48, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, a global electronic payment processing company, serving most recently as Senior Vice President of First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet - Nielsen Media Research and Lehman Brothers.
Carl-Olav Scheible, age 47, has served as Executive Vice President, Europe, Africa and Emerging Channels since April 2012. From 2004 to 2012, he held a variety of leadership positions at PayPal, most recently serving as Managing Director-U.K. Mr. Scheible is a seasoned professional with 20 years of leadership experience in financial services and payments businesses, with most of that time spent in European markets.
Phyllis J. Skene-Stimac, age 54, has served as Senior Vice President and Chief Compliance Officer since February 2011. From June 2008 to December 2010, Ms. Skene-Stimac served as Deputy Chief Compliance Officer and Vice President Global Programs for Western Union and previously served as Vice President Compliance Operations from April 2004 to July 2005. From January 1999 to February 2003, Ms. Skene-Stimac served as the Director of Regulatory Affairs for First Data Corporation.
J. Lucas Wimer, age 48, has served as Executive Vice President, Global Operations since August 2012. He joined the Company in April 2010 as Executive Vice President, Operations and Technology. From January 2008 to April 2010, Mr. Wimer was a principal at THL, where he was responsible for business transformation programs in THL portfolio companies. From September 2003 to December 2007, he led corporate system development for Capital One. From 1993 to 2003, Mr. Wimer provided management consulting, global project and practice leadership in performance measurement, cost reduction, merger integration and restructuring to the financial services industry for IBM Business Consulting Services, formerly PricewaterhouseCoopers.

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
RISK FACTORS
Risks Related to Our Business and Industry
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, in particular our largest competitor, Western Union. With respect to our money transfer, bill payment and money order businesses, our primary competitor is Western Union. In addition, new competitors or alliances among established companies may emerge. Further, some of our competitors have larger and more established consumer bases and substantially greater financial, marketing and other resources than we have. We cannot anticipate every effect that actions taken by our competitors will have on our business, or the money transfer and bill payment industry in general.
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
Money transfer, bill payment and money order services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. We also compete with banks and niche person-to-person money transfer service providers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Competitors in the electronic payments area include financial institutions, third parties that host financial institution and bill payment services, third parties that offer payment services directly to consumers and billers offering their own bill payment services.
Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
There can be no assurance that growth in consumer money transfer transactions will continue. In addition, consolidation among payment service companies has occurred and could continue to occur in the future. If we are unable to continue to grow our existing products, while also growing newly developed and acquired products, we will be unable to compete effectively in the changing marketplace, and our business, financial condition and results of operations could be adversely affected.
If we lose key agents, our business with our key agents is reduced, our key agents begin offering money transfer services under their own brand or engage other money transfer service providers, or we are unable to maintain our Global Funds Transfer agent or biller networks, our business, financial condition and results of operations could be adversely affected.
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

Larger agents and billers in our Global Funds Transfer segment are increasingly demanding financial concessions and more information technology customization. The development, equipment and capital necessary to meet these demands could require substantial expenditures and there can be no assurance that we will have the available capital after servicing our debt, or that we will be allowed to make such expenditures under the terms of our credit agreement. If we are unable to meet these demands, we could lose customers and our business, financial condition and results of operations could be adversely affected.
A substantial portion of our transaction volume is generated by a limited number of key agents. During 2013, 2012 and 2011, our 10 largest agents accounted for 43 percent, 44 percent and 45 percent, respectively, of our total company fee and investment revenue and 44 percent, 46 percent and 48 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. During 2013, 2012 and 2011, our largest agent, Walmart, accounted for 27 percent, 28 percent and 29 percent, respectively, of our total company fee and investment revenue, and 28 percent, 30 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. If our contracts with Walmart or any of our other key agents are not renewed or are terminated, or if such agents reduce the number of their locations or the volume of their business with us, or cease doing business, we might not be able to replace the volume of business conducted through these agents, and our business, financial condition and results of operations could be adversely affected. In addition, if any of our key agents begin offering money transfer services under their own brand name, such as a possible Walmart branded product, or if they engage other money transfer service providers, either of which that may be permissible under our contract, our business, financial condition and results of operations could be adversely affected. Further, if any of our key agents renew their contracts with us, but on less favorable terms, our business, financial condition and results of operations could be adversely affected.
We face fraud risks that could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraud and identity theft. As we make more of our services available over the internet and other digital media, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with Internet services. Certain former retail agents have also engaged in fraud against consumers or us, and existing agents could engage in fraud against consumers or us. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
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
We operate in a highly regulated environment, and our business is subject to a wide range of laws and regulations that vary from country to country. We are also subject to oversight by various governmental agencies, both in the U.S. and abroad. In light of the current conditions in the global financial markets and economy, lawmakers and regulators in the U.S. in particular have increased their focus on the regulation of the financial services industry. New or modified regulations and increased oversight may have unforeseen or unintended adverse effects on the financial services industry, which could affect our business and operations.
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
We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S as well as many other jurisdictions. During 2013, there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN. Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations. The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company will be required to provide additional consumer information and disclosures, adopt error resolution standards, and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act to amend Regulation E, which implements the Electronic Fund Transfer Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or ignore past regulatory guidance, could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. We may also be subject to examination by the CFPB. The legislation and implementing regulations associated with the Dodd-Frank Act will increase our costs of compliance and will require changes in the way we and our agents conduct business.
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
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant.
We have received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether we took adequate steps to prevent consumer fraud during the period starting in 2007. The Civil Investigative Demands seek information and documents relating to our procedures to prevent fraudulent transfers and consumer complaint information. We continue to cooperate fully with the states. We have submitted the information and documents requested by the states. No claims have been filed against MoneyGram at this time in connection with this investigation. Accordingly, we are unable to estimate the potential dollar amount of any loss in connection with this investigation or whether any loss in connection with this investigation could have a material adverse effect on our results of operations, cash flows or financial position. While we do not believe there is a basis for any claim or recovery with respect to this matter and intend to vigorously defend the Company if any claim is asserted, the outcome of these Civil Investigative Demands could include additional compliance costs and substantial fines, settlements or expenses and may adversely affect our business, financial condition and results of operations.
We face possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into with the U.S. federal government.
In November 2012, we announced that we had entered into a DPA with the MDPA/U.S. DOJ relating to the investigation of transactions involving certain of the Company’s U.S. and Canadian agents, as well as its fraud complaint data and consumer anti-fraud program, during the period from 2003 to early 2009. Under the DPA, the Company agreed to pay to the U.S. a $100.0 million forfeiture that is available to victims of the consumer fraud scams perpetrated through MoneyGram agents.
Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. The MDPA/U.S. DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year term of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances. If the Company fails to make progress towards its compliance obligations under the DPA, the independent compliance monitor could issue an unfavorable report, which could lead to heightened scrutiny by the MDPA and U.S. DOJ.
If the Company fails to comply with the DPA, the MDPA/U.S. DOJ have the right to prosecute the Company. While the Company expects to be in compliance with the DPA, a failure to comply, and a prosecution of the Company by the MDPA/U.S. DOJ, could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Additionally, the terms of the DPA will impose additional costs upon the Company related to compliance and other required terms, and such additional compliance costs could be substantial. Additional compliance obligations could also have an adverse impact on the Company's operations. Furthermore, this does not resolve all inquiries from other governmental agencies such as FinCEN, which could result in additional costs, expenses and fines. The Company does not anticipate material adverse consequences from entry into the DPA on the Company’s reputation and business, but there can be no assurance that such unanticipated consequences will not occur.
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
We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical securities losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. The Internal Revenue Service, or the IRS, has issued Notices of Deficiency for 2005-2007 and 2009, and has also issued an Examination Report for 2008. The Company is contesting the adjustments in the Notices of Deficiency, which are related to deductions taken on securities losses. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. As of December 31, 2013, the Company had recognized a benefit of approximately $139.9 million relating to these deductions. If our petitions contesting the Notices of Deficiency are denied, the Company would be required to make cash payments of approximately $60.7 million, based on benefits taken and taxable income earned through December 31, 2013. An unfavorable outcome in these audits or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.
Our substantial debt service obligations, significant debt covenant requirements and our credit rating could impair our access to capital and financial condition and adversely affect our ability to operate and grow our business.
We have substantial interest expense on our debt, and our ratings are below “investment grade.” This requires that we access capital markets that are subject to higher volatility than those that support higher rated companies. Since a significant portion of our cash flow from operations is dedicated to debt service, a reduction in cash flow could result in an event of default, or significantly restrict our access to capital. Our ratings below investment grade also create the potential for a cost of capital that is higher than other companies with which we compete.
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
We have significant exposure to loss in the event of a major bank failure or a loss of liquidity in the bank deposit market.
In the event of a major bank failure, where bank regulators elect to impose losses on uninsured depositors, we would face major risks to the recovery of our bank deposits used for the purpose of settling with our agents, and to the recovery of a significant portion of our investment portfolio. At December 31, 2013, we maintained cash, cash equivalents and interest bearing deposits of $3.0 billion at commercial banks in the United States in excess of the FDIC insurance limit of $250,000 per bank. We also had cash, cash equivalents and interest bearing deposits of $0.2 billion at commercial banks outside of the United States that are not subject to insurance protection against loss.
A major bank failure that results in a loss to depositors could cause a significant reduction in liquidity in the global financial system. Such an event could result in our inability to access funds in our investment portfolio, cash management accounts, and clearing accounts, which would limit our ability to settle our funds transfers and check presentments on a timely basis. Any delay in settlement of our payment services obligations can adversely impact our business, our financial condition, and our results of operations, as well as cause damage to relationships with our agents.
Such a liquidity event in the banking system could also result in our banks’ inability to meet their funding obligations under our revolving credit facility, which would also contribute to our difficulties in meeting our payment services obligations, especially in a global liquidity crisis. From time to time, we access the bank market for debt, which represents a significant portion of our capital structure. Our ability to access debt markets is essential to our liquidity, and the sustained loss of liquidity to debt markets could result in a material adverse impact on us, especially if our existing debt is approaching its maturity.

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
Concerns regarding the financial health of certain European countries, and the impact that these countries might have on the sustainability of the euro, could adversely impact our business, results of operations and financing.
In the normal course of our business, we maintain significant euro denominated cash balances. In 2013, the euro was our second largest currency position in the world following the U.S. dollar. The secession of a country from the euro, or the demise of the use of the euro, could result in a sudden and substantial devaluation of the euro and other currencies against the U.S. dollar. In addition, financial markets could be impaired and bank liquidity could be restricted.
Our ability to generate fee revenue from our money transfer business could be impaired if the level of economic activity in the Eurozone were to decrease. Our own ability to fund our operations could be impaired if our access to our euro deposits were restricted, or if damage to the banking system were to result from a currency crisis. We could also lose value in our deposits, which in turn could be material to our operating results.
A breach of security in the systems on which we rely could adversely affect our business, financial condition and results of operations.
We obtain, transmit and store confidential consumer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the U.S. and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could harm our business and reputation, adversely affect consumers’ confidence in our or our agents' business, cause inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, subject us to lawsuits and subject us to potential financial losses. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Third-party contractors and agents also may experience security breaches involving the storage and transmission of our data. If users gain improper access to our, our agents', or our contractors' systems or databases, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability and legal proceedings, lead to reputational harm, cause a disruption in our operations, and make our consumers less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.

Because our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers, disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner.
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third party vendors or any other event impacting our systems or processes or our agents' or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages or engage other providers and, in extreme situations, a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
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
Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our consumers tend to be employed in industries such as construction, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the U.S. or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.
Our agents or billers may have reduced sales or business as a result of weak economic conditions. As a result, our agents could reduce their number of locations or hours of operation, or cease doing business altogether. Our billers may have fewer consumers making payments to them, particularly billers in those industries that may be more affected by an economic downturn such as the automobile, mortgage and retail industries.
If general market conditions in the U.S. or other national economies important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Additionally, if our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations.

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
Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2013, we had credit exposure to our agents of approximately $484.1 million in the aggregate spread across 11,355 agents.
Our official checks outsourcing business is conducted through banks and credit unions. Their customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2013, we had credit exposure to our official check financial institution customers of approximately $282.0 million in the aggregate spread across 1,103 financial institutions.
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
In recent years, there has been a decline in overall paper-based transactions in the official check and money order business. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. If we are not successful in retaining customers and agents that we wish to retain, and if we are unable to proportionally reduce our fixed costs associated with the official check and money order businesses, our business, financial condition and results of operations could be adversely affected.

If we fail to successfully develop and timely introduce new and enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, bill payment, money order, official check and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. If alternative payment mechanisms become widely substituted for our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business and prospects could be adversely affected. We may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful. If such investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.
There are a number of risks associated with our international sales and operations that could adversely affect our business.
We provide money transfer services between and among more than 200 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be harmed by a number of factors, including:

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
We may, from time to time, acquire or start-up businesses both inside and outside of the U.S. The acquisition and integration of businesses involve a number of risks. Such risks include, among others:

•	risks in connection with acquisitions and start-ups and potential expenses that could be incurred in connection therewith;

•	risks related to the integration of new businesses, including integrating facilities, personnel, financial systems, accounting systems, distribution, operations and general operating procedures;

•	the diversion of capital and management’s attention from our core business;

•	the impact on our financial condition and results of operations due to the timing of the new business or the failure of the new business to meet operating expectations; and

•	the assumption of unknown liabilities relating to the new business.
Risks associated with acquiring or starting new businesses could result in increased costs and other operating inefficiencies, which could have an adverse effect on our business, financial condition and results of operations.
We may not be able to implement our global transformation program as planned, the expected amount of costs associated with such program may exceed our forecasts and we may not be able to realize the full amount of estimated savings from such program.
We have announced our global transformation program and may implement additional initiatives in future periods. While our global transformation program is designed to enhance compliance, fuel multi-channel growth and improve our cost structure, there can be no assurance that the anticipated savings will be realized. Further, the costs to implement such initiatives may be greater than expected. If we do not realize the anticipated savings from these initiatives, or if the costs to implement them are greater than expected, our business, financial condition, and results of operations could be adversely affected.
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
As of December 31, 2013, THL held approximately 62.8 percent of our common shares outstanding. On a fully diluted basis, they held approximately 50.9 percent of the Company. As a result, THL is able to determine the outcome of matters put to a stockholder vote, including the ability to elect our directors, determine our corporate and management policies, including compensation of our executives, and determine, without the consent of our other stockholders, the outcome of any corporate action submitted to our stockholders for approval, including potential mergers, acquisitions, asset sales and other significant corporate transactions. THL also has sufficient voting power to amend our organizational documents. We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock. THL’s concentration of ownership may discourage, delay or prevent a change in control of our Company, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might reduce our share price.
In view of their significant ownership stake in the Company, THL has appointed three members to our Board of Directors. Our current Board consists of nine directors, three of which have been appointed by THL, one of which is our Chief Executive Officer, and five of which are independent. Our Certificate of Incorporation provides that, as long as the Investors have a right to designate directors to our Board, THL shall have the right to designate two to four directors who shall each have equal votes and who shall have such number of votes equal to the number of directors as is proportionate to the Investors’ common stock ownership, calculated on a fully-converted basis, as if all of the shares of D Stock were converted to common shares. Therefore, each director designated by THL will have multiple votes and each other director will have one vote.
We have significant overhang of salable common stock and D Stock held by the Investors relative to the public float of our common stock.
The trading market for our common stock was first established in June 2004. The public float in that market now consists of approximately 62.3 million shares issued and 58.0 million shares outstanding as of December 31, 2013. In accordance with the terms of the Registration Rights Agreement entered into between us and the Investors at the closing of the 2008 Recapitalization, we have an effective registration statement on Form S-3 that permits the offer and sale by the Investors of all of the common stock or D Stock currently held by the Investors. The Investors have sold 10.9 million shares of common stock pursuant to this registration statement, which leaves the Investors with 50.0 million shares of common stock that can still be sold pursuant to the registration statement. The registration statement also permits us to offer and sell up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities, from time to time, subject to market conditions and our capital needs. Sales of a substantial number of shares of our common stock, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table includes information concerning our material properties, all of which are leased, including location, use, approximate area in square feet and lease terms as of December 31, 2013:

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration
Minneapolis, MN(1)	Global Operations Center	Both	168,211	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	4/30/2015
Lakewood, CO	Call Center	Global Funds Transfer	68,165	3/31/2015
Dallas, TX	Corporate Headquarters	Both	54,956	6/30/2021
Frisco, TX	Global Operations Center	Both	25,287	6/30/2021
London, UK	Global Operations Center	Both	20,738	1/23/2021
(1)Included is approximately 52,879 square feet that has been sublet.
We also have a number of small leased office locations in the U.S., France, Germany, Italy and Spain. Additionally, we have small leased sales and marketing offices in 23 countries and territories around the world. We believe that our properties are sufficient to meet our current and projected needs. We periodically review our facility requirements and may acquire new facilities, or modify, consolidate, dispose of or sublet existing facilities, based on business needs.

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
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been filed against MoneyGram in connection with this investigation. Accordingly, we are unable to estimate the potential dollar amount of any loss in connection with this investigation or whether any loss in connection with this investigation could have a material adverse effect on our results of operations, cash flows or financial position. The Company does not believe there is a basis for any claim or recovery with respect to this matter and intends to vigorously defend itself if any claim is asserted.

Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 time frame. The Company alleges, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company for which the Company is currently seeking damages. Goldman Sachs owns, together with certain of its affiliates, approximately 19 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court. In December 2013, the IRS filed a motion with the court for partial summary judgment in the case, and in February 2014 the Company filed its response to that motion which included the Company's request for partial summary judgment.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI”. No dividends on our common stock were declared by our Board of Directors in 2013 or 2012. See Note 11 — Stockholders’ Deficit of the Notes to the Consolidated Financial Statements for additional disclosure. On November 14, 2011, we effected a one-for-eight reverse stock split of our issued and outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect the stock split with the exception of the Company’s treasury stock, which was not a part of the reverse stock split. As of February 26, 2014, there were 9,722 stockholders of record of our common stock.
The high and low sales prices for our common stock for the periods presented were as follows for the respective periods:

	2013		2012
Fiscal Quarter	High	Low	High	Low
First	$18.11	$13.17	$19.50	$16.64
Second	$24.88	$15.79	$18.10	$13.66
Third	$23.39	$19.34	$16.71	$14.30
Fourth	$21.95	$17.36	$17.80	$11.00
The Board of Directors has authorized the repurchase of a total of 12,000,000 shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares from time-to-time, subject to limitations in our debt agreements. Shares of our common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2013, we have repurchased 6,795,017 shares of our common stock under this authorization and have remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during 2013.
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $50.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2013 or 2012.
STOCKHOLDER RETURN PERFORMANCE
In 2013, we revised our peer group, which consists of payment services companies. Our previous peer group (Old Peer Group) included companies that were in the money remittance and payment industries. Our new peer group (New Peer Group) consists of previously included companies along with companies that effectively capture our competitive landscape given the products and services that we provide. Also, we excluded companies which are no longer publicly traded, or are not considered to be relevant in our competitive landscape.
The New Peer Group is comprised of the following companies: ACI Worldwide, Inc., Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., Green Dot Corporation, Heartland Payment Systems, Inc., Higher One Holdings, Inc., Lending Processing Services, Inc., MasterCard, Inc., Total System Services, Inc., Visa, Inc., The Western Union Company and Xoom Corporation.
The Old Peer Group is comprised of the following companies: Euronet Worldwide Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments Inc., MasterCard, Inc., Online Resources Corporation, Total System Services, Inc., Visa, Inc. and The Western Union Company.
The following graph compares the cumulative total return from December 31, 2008 to December 31, 2013 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our New and Old Peer Group Indexes and the S&P 500 Index on December 31, 2008, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends.
The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MoneyGram International, Inc.	100.00	282.35	265.69	217.52	162.87	254.66
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
New Peer Group	100.00	156.97	139.69	186.77	247.40	385.12
Old Peer Group	100.00	158.45	144.82	196.08	261.39	407.35

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

	2013	2012	2011	2010	2009
(Dollars in millions, except per share and location data)
Operating Results
Revenue
Global Funds Transfer segment	$1,389.8	$1,255.2	$1,152.7	$1,053.3	$1,025.4
Financial Paper Products segment	84.0	84.5	93.3	109.5	122.8
Other	0.6	1.5	1.8	3.9	13.5
Total revenue	$1,474.4	$1,341.2	$1,247.8	$1,166.7	$1,161.7

Net income (loss)	$52.4	$(49.3)	$59.4	$43.8	$(1.9)

Net income (loss) per common share:
Basic	$0.73	$(0.69)	$(9.03)	$(8.77)	$(11.87)
Diluted	$0.73	$(0.69)	$(9.03)	$(8.77)	$(11.87)
Financial Position
Assets in excess of payment service obligations (1)	$318.8	$227.9	$211.7	$230.2	$313.3
Total assets	$4,786.9	$5,150.6	$5,175.6	$5,115.7	$5,929.7
Long-term debt	$842.9	$809.9	$810.9	$639.9	$796.8
Mezzanine equity (2)	$—	$—	$—	$999.4	$864.3
Stockholders’ deficit	$(77.0)	$(161.4)	$(110.2)	$(942.5)	$(883.0)
Other Selected Data
Cash dividends declared per share	$—	$—	$—	$—	$—
Number of money transfer locations	336,000	310,000	267,000	227,000	190,000

(1)
Assets in excess of payment service obligations is our payment service assets less our payment service obligations as calculated in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Due to our regulatory capital requirements, we deem the following payment service assets, in their entirety, to be substantially restricted: cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments.

(2)
Mezzanine equity related to our Series B Stock. Following the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit and no shares of Series B Stock remained issued at December 31, 2013, 2012 and 2011.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and under the caption “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a leading global money transfer and payment services company operating in approximately 336,000 agent locations in more than 200 countries and territories. Our major products include global money transfers, bill payment services, money order services and official check processing. As an alternative financial services provider, our primary consumers are unbanked or underbanked consumers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We continue to be an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile, kiosks and other self-service channels.
Our global money transfer and bill payment services are our primary revenue drivers, accounting for 95 percent of total fee and other revenue for the year ended December 31, 2013. The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world (based on total face value of remittances in 2012), we will encounter increasing competition as new technologies emerge that allow consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. Businesses that are not operated within these segments are categorized as “Other,” and are primarily related to discontinued products and businesses, and also contain corporate items. Our sales efforts are organized based on the nature of products and the services offered. Operating expenses are discussed based on the functional nature of the expense.
See summary of key 2013 events as disclosed in Part 1, Item 1, "2013 Events" of this Annual Report on Form 10-K.
Business Environment
Overall, our total revenue growth for the year ended December 31, 2013 was 10 percent, which was driven by the success of the money transfer product. Our money transfer fee and other revenue growth for the year ended December 31, 2013 was 12 percent, as our money transfer transaction growth for the year ended December 31, 2013 was 13 percent.
Throughout 2013, worldwide economic conditions continued to remain weak, as evidenced by high unemployment rates, government assistance to citizens and businesses on a global basis, restricted lending activity and low consumer confidence, among other factors. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2013, particularly in Europe. Also, there is continued political unrest in parts of the Middle East and Africa that contributed to volatile fluctuations in selected countries such as Egypt and Libya.
In 2013, the U.S. to Outbound corridors generated 18 percent transaction growth, which was primarily driven by sends to Mexico, which had transaction growth of 31 percent. Transaction growth originating outside of the U.S. grew 13 percent on a year over year basis, which was primarily driven by the Western European, Latin American and Caribbean regions. The U.S. to U.S. corridor grew seven percent and accounted for 30 percent of total money transfer transactions. At the end of 2012, our largest competitor announced significant price cuts in several markets. To date, we have limited our pricing actions primarily to certain online corridors and matched lower prices at our U.S. Walmart agent locations.
As of December 31, 2013, our money transfer agent base expanded eight percent to approximately 336,000 locations, compared to over 310,000 locations as of December 31, 2012, primarily due to expansion in the U.S., Russia and India. We continue to review markets where we may have an opportunity to increase our presence through agent signings and acquisitions, specifically in countries or cities where we are underrepresented based on the World Bank's estimated country market size.
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations in the U.S. and other countries. We have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Since 2009 we have invested over $120.0 million in our compliance and anti-fraud programs and prevented more than $365.0 million in fraud losses during the same time period. In December of 2013, we launched our Compliance Enhancement Program, which is focused on improving our services for the consumers and completing the programs recommended in adherence with the DPA. On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education.
Anticipated Trends for 2014
This discussion of trends expected to impact our business in 2014 is based on information presently available and contains certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions during 2014 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
Throughout 2013, global economic conditions remained weak. We cannot predict the duration or extent of the severity of these weak economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances. The World Bank is projecting eight percent remittance growth in 2014, which is an acceleration from 2013 estimates. Our growth has historically exceeded the World Bank projections.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share growth. Pricing actions from our competitors may also result in pricing changes for our products and services. As a result of our agent expansion and retention efforts, commissions expense and signing bonuses may increase throughout 2014.
We believe self-service channels are incremental to our existing strong cash-to-cash business and that MoneyGram can continue to strengthen our overall market position with accelerated investments. In 2014, we anticipate increasing our investment in our self-service channels business, which includes MoneyGram Online, mobile, account deposit services and kiosk-based money transfer and bill payment options. These channels for the money transfer products performed extremely well, recording 30% fee and other revenue growth as a result of 47% transaction growth for the twelve months ended December 31, 2013.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue in 2014. As a result of the pricing initiatives undertaken in prior years, we have reduced the commission rates paid to our official check financial institution customers and instituted certain per item and other fees for both the official check and money order services. In addition, the historically low interest rate environment has resulted in low or no commissions being paid to our official check financial institution customers. As a result, we anticipate that the Financial Paper Products segment will continue to experience a decline in outstanding balances in 2014.
We continue to see a trend among state, federal and international regulators toward enhanced scrutiny of anti-money laundering compliance, as well as consumer fraud prevention and education. We have taken and will continue to take proactive steps that we feel are in the best interest of consumers to prevent consumer fraud, although we do not know which regions we may choose in which to take future action. Additionally, the terms of the DPA impose additional costs upon the Company related to compliance and other required terms, and such additional compliance costs could be substantial. As a result of the first annual monitor report, most of the major technology upgrades will need to be implemented in the next 12 months. As we continue to revise our processes and enhance our technology systems to meet regulatory trends and to comply with the terms of the DPA, our operating expenses for compliance may increase. Additional compliance obligations could also have an adverse impact on the Company's operations.
In February 2014, we announced our Global Transformation Program, which is centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. In relation to the Global Transformation Program, we are estimating to incur $30.0 million to $40.0 million in cash outlays over the next two years and generate an annual estimated pre-tax cost savings of approximately $15.0 million to $20.0 million exiting fiscal year 2015.
Financial Measures and Key Metrics
This Form 10-K includes financial information prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as certain non-GAAP financial measures that we use to assess our overall performance.

GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commission expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem the following payment service assets, in their entirety, to be substantially restricted: cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. Assets in excess of payment service obligations is our payment service assets less our payment service obligations. We use assets in excess of payment service obligations when assessing capital resources and liquidity. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional disclosure.
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following non-GAAP financial measures include:

•	EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization)

•	Adjusted EBITDA (EBITDA adjusted for significant items)

•	Adjusted Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses)
We believe that EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow enhance investors' understanding of our business and performance. We use EBITDA and Adjusted EBITDA to review results of operations, forecast and budget, assess cash flow and allocate capital resources. We use Adjusted Free Cash Flow to assess our cash flow and capital resources. Since these are non-GAAP measures, the Company believes it is more appropriate to disclose these metrics after discussion and analysis of the GAAP financial measures.
Non-Financial Measures
We also use certain non-financial measures to assess our overall performance. These measures include, but are not limited to, transaction growth and money transfer agent base.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

	2013	2012	2011	2013 vs 2012	2012 vs 2011	2013 vs 2012	2012 vs 2011
(Amounts in millions)				($)	($)	(%)	(%)
Revenue
Fee and other revenue	$1,456.8	$1,328.6	$1,230.9	$128.2	$97.7	10%	8%
Investment revenue	17.6	12.6	16.9	5.0	(4.3)	40%	(25)%
Total revenue	1,474.4	1,341.2	1,247.8	133.2	93.4	10%	7%
Expenses
Fee and other commissions expense	677.8	599.2	547.6	78.6	51.6	13%	9%
Investment commissions expense	0.4	0.3	0.4	0.1	(0.1)	33%	(25)%
Total commissions expense	678.2	599.5	548.0	78.7	51.5	13%	9%
Compensation and benefits	264.9	241.6	235.7	23.3	5.9	10%	3%
Transaction and operations support	253.7	355.7	227.8	(102.0)	127.9	(29)%	56%
Occupancy, equipment and supplies	49.0	47.7	47.7	1.3	—	3%	—%
Depreciation and amortization	50.7	44.3	46.0	6.4	(1.7)	14%	(4)%
Total operating expenses	1,296.5	1,288.8	1,105.2	7.7	183.6	1%	17%
Operating income	177.9	52.4	142.6	125.5	(90.2)	240%	(63)%
Other (income) expense
Net securities gains	—	(10.0)	(32.8)	10.0	22.8	(100)%	70%
Interest expense	47.3	70.9	86.2	(23.6)	(15.3)	(33)%	(18)%
Debt extinguishment costs	45.3	—	37.5	45.3	(37.5)	100%	(100)%
Other costs	—	0.4	11.9	(0.4)	(11.5)	(100)%	(97)%
Total other expense, net	92.6	61.3	102.8	31.3	(41.5)	51%	(40)%
Income (loss) before income taxes	85.3	(8.9)	39.8	94.2	(48.7)	NM	NM
Income tax expense (benefit)	32.9	40.4	(19.6)	(7.5)	60.0	(19)%	NM
Net Income (loss)	$52.4	$(49.3)	$59.4	$101.7	$(108.7)	NM	NM
NM = Not meaningful
Fee and Other Revenue and Related Commission Expense
The following is a summary of fee and other revenue and related commission expense results for the years ended December 31:

	2013	2012	2011	2013 vs 2012	2012 vs 2011
(Amounts in millions)
Fee and other revenue	$1,456.8	$1,328.6	$1,230.9	10%	8%
Fee and other commissions expense	677.8	599.2	547.6	13%	9%
Fee and other commissions expense as a % of fee and other revenue	46.5%	45.1%	44.5%

Fee and Other Revenue
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
In 2013 and 2012, the Company generated fee and other revenue growth of $128.2 million, or 10 percent, and $97.7 million, or eight percent, respectively. For both 2013 and 2012, fee and other revenue growth was driven by transaction growth of the money transfer product and was partially offset by transaction declines from the bill payment, money order and official check products.
Fee and Other Commissions Expense
The Company incurs fee commissions primarily on our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission and, in limited circumstances, the biller will generally earn a commission that is based on a percentage of the fee charged to the consumer. We generally do not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
In 2013, fee and other commissions expense growth of $78.6 million, or 13 percent, was primarily due to the transaction growth from the money transfer product, changes in the corridor and agent mix, a step-up in the commission rate for a large agent and increased signing bonus amortization from our agent expansion and retention efforts. Commissions expense as a percentage of fee and other revenue increased to 46.5 percent in 2013 from 45.1 percent in 2012. In 2012, fee and other commissions expense growth of $51.6 million, or nine percent, was primarily due to money transfer volume growth and increased commission rate. Commissions expense as a percentage of fee and other revenue increased to 45.1 percent in 2012 from 44.5 percent in 2011.
Global Funds Transfer Fee and Other Revenue

The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the years ended December 31. Investment revenue is not included in the analysis. See "Investment Revenue Analysis" for additional information.

(Amounts in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Money transfer:
Fee and other revenue	$1,287.5	$1,148.5	$1,039.5	12%	10%
Bill payment:
Fee and other revenue	102.0	106.1	112.6	(4)%	(6)%
Total Global Funds Transfer:
Fee and other revenue	$1,389.5	$1,254.6	$1,152.1	11%	9%
Fee and other commissions expense	$676.9	$597.6	$545.7	13%	10%
For 2013 and 2012, Global Funds Transfer fee and other revenue increased $134.9 million and $102.5 million, respectively, driven by money transfer volume growth of 13 percent and 14 percent, respectively. In 2013, bill payment revenue declined four percent as a result of transaction decline of two percent and a decrease in average fee per transactions as a result of industry mix. In 2012, bill payment fee and other revenue decreased primarily due to the 2011 PropertyBridge divestiture (See Note 3 — Acquisitions and Disposals of the Notes to the Consolidated Financial Statements for additional disclosure). Excluding the divestiture, fee and other revenue decreased one percent and transactions grew five percent.
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions for the years ended December 31:

	2013	2012	2011
U.S. to U.S.	30%	31%	32%
U.S. to Outbound	36%	35%	35%
Originating outside of the U.S.	34%	34%	33%

The following table displays year over year money transfer transaction growth for the years ended December 31:

	2013 vs 2012	2012 vs 2011
Total transactions	13%	14%
U.S. to U.S.	7%	10%
U.S. to Outbound	18%	13%
Originating outside of the U.S.	13%	18%
In 2013, the U.S. to Outbound corridors generated 18 percent transaction growth while accounting for 36 percent of our total money transfer transactions. The success in the U.S. to Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 31 percent for 2013. Transaction growth originating outside of the U.S. continued to grow at a double digit rate on a year over year basis and accounted for 34 percent of total money transfer transactions. The growth was primarily driven by the Western European, Latin American and Caribbean regions. The U.S. to U.S. corridor grew seven percent and accounted for 30 percent of total money transfer transactions.
In 2012, transaction growth originating outside of the U.S. was 18 percent and accounted for 34 percent of total money transfer transactions, as the growth was primarily driven by the Middle East and Latin American and Caribbean regions. The U.S. Outbound corridors generated 13 percent transaction growth while accounting for 35 percent of our total money transfer transactions. The success in the U.S. to outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 21 percent for 2012. The U.S. to U.S. corridor grew 10 percent and accounted for 31 percent of total money transfer transactions.
Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Money transfer fee and other revenue for the prior year	$1,148.5	$1,039.5
Change resulting from:
Money transfer volume growth	147.1	141.6
Foreign currency exchange rate	5.4	(20.7)
Corridor mix and average face value per transaction	(6.6)	(10.5)
Other	(6.9)	(1.4)
Money transfer fee and other revenue	$1,287.5	$1,148.5
In 2013, fee and other revenue growth was generated by transaction growth of 13 percent and positively impacted by movement in foreign currency exchange rates, partially offset by our corridor mix and average face value per transaction. In 2012, transaction growth of 14 percent was partially offset by movement in foreign currency exchange rates and our corridor mix and average face value per transaction.
Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Bill payment fee and other revenue for the prior year	$106.1	$112.6
Change resulting from:
Bill payment volume	(2.5)	4.6
Industry mix	(1.6)	(6.0)
Divestiture	—	(5.1)
Bill payment fee and other revenue	$102.0	$106.1
In 2013, bill payment fee and other revenue decreased four percent, or $4.1 million as a result of transaction declines of two percent and lower average fees as a result of shifts in industry mix. The impact of changes in industry mix reflects our continued growth in new emerging industry verticals that generate a lower fee per transaction than our traditional industry verticals. Our traditional industry verticals, such as auto and credit card, have been negatively impacted by the economic conditions in the U.S.

In 2012, bill payment fee and other revenue decreased six percent and transactions declined three percent. Excluding the 2011 PropertyBridge divestiture, fee and other revenue decreased one percent and transactions grew five percent. The divestiture accounted for $5.1 million of the decline. Excluding the divestiture, volume growth accounted for an increase of $4.6 million, which was offset by a $6.0 million decline related to the lower average fees from changes in industry mix.
Global Funds Transfer Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Global Funds Transfer commissions expense for the prior year	$597.6	$545.7
Change resulting from:
Money transfer volume growth	60.6	49.0
Money transfer commission rates	7.6	16.4
Bill payment volumes	(1.6)	(3.9)
Bill payment commission rates	1.0	(1.2)
Signing bonus amortization	8.9	1.2
Foreign currency exchange rate	2.8	(9.4)
Other	—	(0.2)
Global Funds Transfer commissions expense	$676.9	$597.6
In 2013, the Global Funds Transfer commission expense increased 13 percent, or $79.3 million. The increase in commission expense was primarily driven by transaction growth from the money transfer product, changes in the corridor and agent mix, the movement in foreign currency exchange rates, a step-up in the commission rate for a large agent and increased signing bonus amortization from our agent expansion and retention efforts, which was partially offset the transaction declines from the bill payment product.
In 2012, the Global Funds Transfer commission expense increased 10 percent, or $51.9 million. The increase in commission expense was primarily the result of the transaction growth from the money transfer product. Also contributing to the increases were changes in the corridor and agent mix and the increased signing bonus amortization from our agent expansion and retention efforts, which was partially offset by the transaction declines from the bill payment product and movement in foreign currency exchange rates.
Financial Paper Products Fee and Other Revenue and Fee and Other Commissions Expense
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the years ended December 31. Investment revenue is not included in the analysis below. See "Investment Revenue Analysis" for additional information.

(Amounts in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Money order:
Fee and other revenue	$51.1	$55.4	$57.3	(8)%	(3)%
Official check:
Fee and other revenue	16.2	18.3	21.1	(11)%	(13)%
Total Financial Paper Products:
Fee and other revenue	$67.3	$73.7	$78.4	(9)%	(6)%
Fee and other commissions expense	$0.9	$1.5	$2.0	(40)%	(25)%
Money order fee and other revenue decreased in 2013 and 2012 due to transaction declines of nine percent and five percent, respectively, primarily due to attrition of agents and the continued migration by consumers to other payment methods. Official check fee and other revenue decreased in 2013 and 2012 due to the attrition of official check financial institutions. Fee and other commissions expense decreased by 40 percent and 25 percent in 2013 and 2012, respectively, due primarily to lower volumes.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense for the years ended December 31:

(Dollars in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Investment revenue	$17.6	$12.6	$16.9	40%	(25)%
Investment commissions expense(1)	0.4	0.3	0.4	33%	(25)%

(1) Commissions are generated from the average outstanding cash balances of official checks sold.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is presented for payment. Investment revenue varies depending on the level of investment balances and the yield on our investments.
Investment revenue in 2013 increased $5.0 million, or 40 percent, when compared to 2012, due to an increase in income received on our cost recovery securities and a shift in investment allocation to longer term, higher yielding investments. Also partially offsetting the increase were lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods.
Investment revenue in 2012 decreased $4.3 million, or 25 percent, when compared to 2011. Lower prevailing yields earned on our investment portfolio, a decline in income received on our cost recovery securities and valuation adjustments related to private equity securities drove a substantial portion of the decrease. Lower average investment balances from the run-off of certain official check financial institution customers terminated in prior periods also contributed to the decline.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. Throughout 2013, investment commissions expense increased $0.1 million, or 33 percent, when compared to 2012, while investment commissions expense in 2012 decreased $0.1 million, or 25 percent, when compared to 2011.
Operating Expenses
The following table is a summary of the operating expenses for the years ended December 31:

	2013		2012		2011
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$264.9	18%	$241.6	18%	$235.7	19%
Transaction and operations support	253.7	17%	355.7	27%	227.8	18%
Occupancy, equipment and supplies	49.0	3%	47.7	3%	47.7	4%
Depreciation and amortization	50.7	4%	44.3	3%	46.0	4%
Total operating expenses	$618.3	42%	$689.3	51%	$557.2	45%
Included in the 2012 expenses were the legal expenses incurred for the settlement related to the MDPA/U.S. DOJ investigation and shareholder litigation, which accounted for $119.2 million, or nine percent, of total revenue, and were recorded in the "Transaction and operations support" line item. In 2013, total operating expenses as a percentage of total revenue was 42 percent, which was an improvement from 51 percent in 2012, or flat, when considering the legal expenses for the MDPA/U.S. DOJ and shareholder litigation. In 2011, total operating expenses as a percentage of total revenue was 45 percent, as a result of costs incurred for the 2011 Recapitalization.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Compensation and benefits expense for the prior year	$241.6	$235.7
Change resulting from:
Salaries, related payroll taxes and incentive compensation	26.9	9.3
Employee stock-based compensation	2.4	(7.1)
Reorganization and restructuring	(5.8)	0.5
Compliance enhancement program	0.1	—
Other employee benefits	(0.3)	3.2
Compensation and benefits expense	$264.9	$241.6
In 2013, compensation and benefits expense increased primarily due to increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Employee stock-based compensation increased due to the annual grant of options and restricted stock units. Other employee benefits decreased due to lower insurance costs. Reorganization and restructuring costs decreased as we concluded our Global Transformation Initiative.
In 2012, salaries, related payroll taxes and incentive compensation increased from an increase in headcount, customary salary increases, our changing employee base mix as we invest in our sales, market development and compliance functions and higher sales incentives, partially offset by decreased incentive compensation and a reduction in temporary help. Other employee benefits increased due to executive severance, higher insurance costs and increased benefit plan expense, partially offset by movement in foreign currency exchange rates. Employee stock-based compensation decreased from grants fully vesting in prior periods and forfeitures, partially offset by new grants with longer vesting periods.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training and travel costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Transaction and operations support expense for the prior year	$355.7	$227.8
Change resulting from:
Legal expenses	(115.3)	111.6
Contractor, consultant and outsourcing	7.7	22.1
Foreign exchange gains/losses	(1.0)	(5.7)
Compliance enhancement program	2.7	—
Agent support costs	3.9	0.2
Telecommunications	2.8	1.3
Other	(2.8)	(1.6)
Transaction and operations support expense	$253.7	$355.7
In 2013, transaction and operations support expense decreased as a result of decreased legal expenses related to the settlement in the MDPA/U.S. DOJ investigation and the shareholder litigation. The reduction in transaction and operations support expenses were partially offset by the ongoing IRS tax litigation. We incurred increased expenses for agent support costs and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth. As a result of the DPA, we incurred increased expenses for contractors and consultants, along with fees associated for the compliance enhancement program. Other expenses consist of decreased reorganization and restructuring costs as we concluded our Global Transformation Initiative offset by increases in travel expenses.
In 2012, transaction and operations support expense increased as a result of the following items: legal expenses, consultant fees and outsourcing costs and telecommunication costs. Legal expenses increased primarily due to regulatory matters and securities litigation, partially offset by lower capital transaction activities, lower legal fees for regulatory matters, general advisement and licensing matters supporting operational activities. The MDPA/U.S. DOJ forfeiture of $100.0 million and the shareholder litigation expense of $6.5 million were the primary drivers of the increase. Consultant fees and outsourcing costs increased primarily due to the outsourcing of certain transactional support and information technology activities, as well as tax advisement and our continued investment in the enhancement of our operational processes and systems that support our infrastructure. Foreign exchange losses became foreign exchange gains due to the impact of the foreign currency exchange rates on our growing current assets and current liabilities not denominated in U.S. dollars. Other expenses consist of decreased reorganization and restructuring costs for our Global Transformation Initiative offset by increased marketing costs due to the timing of marketing campaigns in 2012 and the loyalty program introduced in January 2012.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following table is a summary of the change in occupancy, equipment and supplies from the respective prior year for the years ended December 31:

(Amounts in millions)	2013	2012
Occupancy, equipment and supplies expense for the prior year	$47.7	$47.7
Change resulting from:
Rent and building operating costs	0.9	0.5
Reorganization and restructuring	(0.6)	(0.6)
Forms and supplies	0.4	(2.3)
Equipment maintenance	0.8	2.7
Other	(0.2)	(0.3)
Occupancy, equipment and supplies expense	$49.0	$47.7
In 2013, occupancy, equipment and supplies increased as a result of increased rent and building operation costs and equipment maintenance, as a result of our continued agent base growth, which was partially offset by decreased costs for reorganization and restructuring as we concluded our Global Transformation Initiative.
In 2012, occupancy, equipment and supplies remained flat. Tighter inventory levels for forms and supplies and lower reorganization and restructuring costs were offset by equipment maintenance and rent and building operation costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2013, depreciation and amortization increased $6.4 million, or 14 percent, when compared to 2012, primarily driven by higher depreciation expense for signage and increased leasehold improvements, partially offset by lower total amortization expense.
In 2012, depreciation and amortization decreased $1.7 million, or four percent, when compared to 2011, primarily driven by lower depreciation expense on point of sale equipment and lower depreciation expense on leasehold improvements, partially offset by increased depreciation on signage.
Other Expenses, Net
The following table is a summary of the components of other expenses, net for the years ended December 31:

(Amounts in millions)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net securities gains	$—	$(10.0)	$(32.8)	$10.0	$22.8
Interest expense	47.3	70.9	86.2	(23.6)	(15.3)
Debt extinguishment costs	45.3	—	37.5	45.3	(37.5)
Other costs	—	0.4	11.9	(0.4)	(11.5)
Total other expense, net	$92.6	$61.3	$102.8	$31.3	$(41.5)

Net Securities Gains — During 2013, we did not realize any net securities gains or losses. During 2012, two securities classified as other asset-backed securities were sold for a $10.0 million realized gain recognized in “Net securities gains” in the Consolidated Statements of Operations. These securities had previously been written down to a nominal fair value. In 2011, net securities gains of $32.8 million reflect the receipt of settlements equal to all outstanding principal from two securities classified in other asset-backed securities. These securities had previously been written down to a nominal value.
Interest Expense — As a result of lower interest rates from the 2013 Credit Agreement and Note Repurchase, interest expense in 2013 decreased $23.6 million, from $70.9 million in 2012 to $47.3 million in 2013. Interest expense decreased to $70.9 million in 2012, from $86.2 million in 2011, as a result of lower interest rates from our refinancing activities.
Debt Extinguishment Costs — In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, we recognized debt extinguishment costs of $45.3 million in the first quarter of 2013. We expensed $20.0 million of unamortized deferred financing costs and $2.3 million of debt discount and incurred $1.5 million of debt modification costs. Additionally, we incurred a prepayment penalty of $21.5 million for the Note Repurchase, which was expensed as debt extinguishment costs. We did not record debt extinguishment costs in 2012. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
We recognized total debt extinguishment costs of $37.5 million in 2011. In connection with the refinancing of our 2008 senior debt facility in May 2011, we recorded $5.2 million of debt extinguishment costs, primarily from the write-off of unamortized deferred financing costs. In connection with the partial redemption of the second lien notes in November 2011,we incurred a prepayment penalty of $23.2 million and wrote-off $9.1 million of unamortized deferred financing costs.
Other Costs — The following table is a summary of other costs, which include items deemed to be non-operating based on management’s assessment of the nature of the item in relation to our core operations for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Other costs
Capital transaction costs	$—	$—	$6.4
Loss on asset disposition	—	0.1	1.0
Asset impairments	—	—	4.5
Contribution from investors	—	0.3	—
Total other costs, net	$—	$0.4	$11.9
Capital transactions costs relate to the 2011 Recapitalization and the secondary offering. Loss on asset disposition relates to land sold as part of our global business transformation and a former bill payment service. Asset impairments relate to land sold and intangible assets acquired in the second quarter of 2011.
Income Taxes
In 2013, the Company recognized a tax expense of $32.9 million on pre-tax income of $85.3 million benefiting from proceeds on securities that result in a release of valuation allowance offset by international taxes and the reversal of tax benefits recorded on canceled stock options for executive employee terminations. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
In 2012, the Company recognized a tax expense of $40.4 million on pre-tax loss of $8.9 million resulting from additions to uncertain tax positions and the reversal of the tax benefits recorded on canceled stock options for separated employees.
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
The following table provides a summary of pre-tax operating income and operating margin for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Operating income:
Global Funds Transfer	$162.6	$149.6	$124.8
Financial Paper Products	30.9	32.7	29.2
Total segment operating income	193.5	182.3	154.0
Other	(15.6)	(129.9)	(11.4)
Total operating income	177.9	52.4	142.6
Net securities gains	—	(10.0)	(32.8)
Interest expense	47.3	70.9	86.2
Debt extinguishment costs	45.3	—	37.5
Other costs	—	0.4	11.9
Income (loss) before income taxes	$85.3	$(8.9)	$39.8

Total operating margin	12.1%	3.9%	11.4%
Global Funds Transfer	11.7%	11.9%	10.8%
Financial Paper Products	36.8%	38.7%	31.3%
“Other” expenses in 2013 included $2.5 million of legal expenses in connection with the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million not allocated to the segments. “Other” expenses in 2012 included $119.2 million of legal expenses for the settlement in connection with the MDPA/U.S. DOJ investigation and the shareholder litigation, $1.0 million of severance and related costs from executive terminations as well as other net corporate costs of $7.6 million not allocated to the segments. “Other” expenses in 2011 included $4.8 million of legal settlements and related costs for securities litigation associated with the Company's 2011 Recapitalization, $0.3 million of asset impairments and other net corporate costs of $4.8 million not allocated to the segments.
In 2013, the Company experienced total operating income growth and improved total operating margin when compared to 2012, as total operating income increased to $177.9 million, from $52.4 million for the same period in 2012. The growth was primarily driven by the reduction of legal expenses, primarily resulting from the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation. The Global Funds transfer segment generated operating income growth of $13.0 million, which was partially offset by a decline in operating income of $1.8 million from the Financial Paper Product segment.
In 2012, as a result of the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation, the Company experienced a decline for both total operating income and total operating margins when compared to 2011. Total operating income for 2012 was $52.4 million, down from $142.6 million for the same period in 2011. The Company experienced operating income growth from the Global Funds Transfer segment and the Financial Paper Product segment of $24.8 million and $3.5 million, respectively.

Earnings Before Interest, Taxes, Depreciation And Amortization (“EBITDA”) And Adjusted EBITDA
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) and Adjusted EBITDA (EBITDA adjusted for significant items) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. Finally, EBITDA and Adjusted EBITDA are financial measures used by management in reviewing results of operations, forecasting, assessing cash flow and capital, allocating resources and establishing employee incentive programs.
Although we believe that EBITDA and Adjusted EBITDA enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Income (loss) before income taxes	$85.3	$(8.9)	$39.8
Interest expense	47.3	70.9	86.2
Depreciation and amortization	50.7	44.3	46.0
Amortization of agent signing bonuses	42.8	33.6	32.6
EBITDA	226.1	139.9	204.6
Significant items impacting EBITDA:
Net securities gains	—	(10.0)	(32.8)
Severance and related costs(1)	1.5	1.0	—
Reorganization and restructuring costs	3.2	19.3	23.5
Compliance enhancement program	2.8	—	—
Capital transaction costs(2)	—	—	6.4
Asset impairment charges(3)	—	—	3.4
Contribution from investors(4)	—	0.3	—
Debt extinguishment(5)	45.3	—	37.5
Stock-based and contingent performance compensation(6)	14.1	9.2	16.3
Legal expenses(7)	2.5	119.2	4.8
Adjusted EBITDA	$295.5	$278.9	$263.7
(1) Severance and related costs primarily from executive terminations.
(2) Professional and legal fees related to the 2011 Recapitalization.
(3) Impairments of assets in 2011 relate to the disposition of a business and software and intangible asset impairments.
(4) Expense resulting from payment by an investor to Walmart upon liquidation of such investor's investment as required by the Participation Agreement. See
Note 11 — Stockholders' Deficit of the Notes to the Consolidated Financial Statements for additional information.
(5) In 2013, debt extinguishment costs relate to the termination of our 2011 Credit Agreement and the Note Repurchase in connection with the 2013 Credit Agreement. In 2011, debt extinguishment costs relate to the termination of our 2008 senior facility in connection with the 2011 Recapitalization and the partial redemption of our second lien notes.
(6) Stock-based compensation and one-time contingent performance award payable after three years based on achievement of certain performance targets.
(7) Legal expenses are primarily in connection with the settlement related to the MDPA/U.S. DOJ investigation and certain ongoing legal matters.
As disclosed in our table above, our Adjusted EBITDA for the year ended December 31, 2013 adjusts $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the year ended December 31, 2012, legal expenses of $119.2 million were adjusted out of our Adjusted EBITDA, primarily due to the forfeiture related to the settlement of the MDPA/U.S. DOJ investigation and settlement of the shareholder lawsuit, as well as legal expenses related to these matters. For the year ended December 31, 2011, debt extinguishment costs of $37.5 million, related to the 2011 Credit Agreement, were adjusted.
For 2013, the Company generated EBITDA of $226.1 million and Adjusted EBITDA of $295.5 million. When compared to 2012, EBITDA increased $86.2 million, or 62 percent, primarily due to the reduction of legal expenses, decreased reorganization and restructuring costs of $16.1 million, which was partially offset by debt extinguishment costs and an increase in stock-based compensation of $4.9 million. In 2013, Adjusted EBITDA increased $16.6 million, or six percent, as a result of continued growth of our money transfer product. See additional descriptions of these changes in the "Results of Operations" section of Item 7 of this report.

For 2012, the Company generated EBITDA of $139.9 million and Adjusted EBITDA of $278.9 million. When compared to 2011, EBITDA decreased $64.7 million, or 32 percent, primarily due to increased legal expense and decreased net securities gains of $22.8 million, which were partially offset by a reduction in debt extinguishment cost and decreased stock-based compensation expense of $7.1 million. Adjusted EBITDA for 2012 increased $15.2 million, or six percent, from $263.7 million in 2011 to $278.9 million in 2012, primarily due to increased total revenue of $93.4 million, partially offset by increased total commissions expenses of $51.5 million and consulting and outsourcing of $22.1 million.
Acquisition and Disposal Activity
Acquisition and disposal activity is set forth in Note 3 — Acquisitions and Disposals of the Notes to the Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Although it is a capital measure as defined, we utilize the assets in excess of payment service obligations measure shown below as the foundation for various liquidity analyses.
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations as of December 31:

(Amounts in millions)	2013	2012
Cash and cash equivalents (substantially restricted)	$2,228.5	$2,683.2
Receivables, net (substantially restricted)	767.7	1,206.5
Interest-bearing investments (substantially restricted)	1,011.6	450.1
Available-for-sale investments (substantially restricted)	48.1	63.5
	4,055.9	4,403.3
Payment service obligations	(3,737.1)	(4,175.4)
Assets in excess of payment service obligations	$318.8	$227.9
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and interest-bearing investment balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, as well as general operating expenses.
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

Cash and Cash Equivalents (substantially restricted) and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of December 31, 2013, cash and cash equivalents and interest-bearing investments totaled $3.2 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $48.1 million of available-for-sale investments as of December 31, 2013. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $27.5 million of our available-for-sale investments, while other asset-backed securities compose the remaining $20.6 million.
Clearing and Cash Management Banks
We collect and disburse money through a network of clearing and cash management banks. The relationships with these banks are a critical component of our ability to maintain our global active funding requirements on a timely basis. We have agreements with five active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have four active official check clearing banks, which provide sufficient capacity for our official check business. We rely on three active banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. We also maintain relationships with a variety of domestic and international cash management banks for EFT and wire transfer services used in the movement of consumer funds and agent settlements.
Special Purpose Entities
For certain financial institution customers, we established individual special purpose entities, or SPEs, upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. For the years ending December 31, 2013 and 2012, the Company’s SPEs had cash and cash equivalents of $8.7 million and $29.9 million, respectively, and payment service obligations of $7.2 million and $24.0 million, respectively. See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements for additional disclosure.
Credit Facilities
Our credit facility consists of the 2013 Credit Agreement, see Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure. The following table is a summary of principal payments and debt issuance from January 1, 2011 to December 31, 2013:

	2008 Senior Facility		2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Tranche A	Tranche B	Term loan	Incremental term loan	Second Lien Notes	Term credit facility	Total Debt
Balance at January 1, 2011	$100.0	$41.2	$—	$—	$500.0	$—	$641.2
2011 new debt issued	—	—	390.0	150.0	—	—	540.0
2011 payments	(100.0)	(41.2)	(50.0)	(0.4)	(175.0)	—	(366.6)
2012 payments	—	—	—	(1.5)	—	—	(1.5)
2013 new debt issued	—	—	—	—	—	850.0	850.0
2013 payments	—	—	(340.0)	(148.1)	(325.0)	(6.4)	(819.5)
Balance at December 31, 2013	$—	$—	$—	$—	$—	$843.6	$843.6
We have paid down $228.3 million of our outstanding debt since January 2011, excluding payments related to debt refinance of $959.4 million. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities.

The following table is a summary of our outstanding debt at December 31:

	Interest Rate for 2013	Original Facility Size	Outstanding		2014 Interest (1)
(Amounts in millions)			2013	2012
2011 Credit Agreement
Senior secured credit facility, net of unamortized discount, due 2017	4.25%	$390.0	$—	$339.4	$—
Senior secured incremental term loan, net of unamortized discount, due 2017	4.25%	150.0	—	145.5	—
Senior revolving credit facility, due 2016	—	150.0	—	—	—
First lien senior secured debt		690.0	—	484.9	—
Second lien notes, due 2018	13.25%	500.0	—	325.0	—
Total debt at December 31, 2012		$1,190.0	$—	$809.9	$—
2013 Credit Agreement
Senior secured credit facility, due 2020	4.25%	850.0	842.9	—	36.2
Senior revolving credit facility, due 2018	4.25%	125.0	—	—	—
Total debt at December 31, 2013		$975.0	$842.9	$809.9	$36.2
(1) Reflects interest expected to be paid in 2014 using the rates in effect on December 31, 2013, assuming no prepayments of principal.
Our revolving credit facility has $124.6 million of borrowing capacity as of December 31, 2013, net of $0.4 million of outstanding letters of credit. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure relating to interest rates.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At December 31, 2013, the Company was in compliance with its financial covenants; see Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure relating to the financial covenants. No dividends were paid on our common stock in 2013 and we do not anticipate declaring any dividends on our common stock during 2014.
Equity Registration Rights Agreement
The Company and the Investors entered into a Registration Rights Agreement, or the Equity Registration Rights Agreement, on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates, also referred to collectively as the Registrable Securities. Under the terms of the Equity Registration Rights Agreement, we are required to file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities and keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended, or the Securities Act, until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On July 17, 2011, the SEC declared effective a shelf registration statement on Form S-3 that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. In December 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares of Company common stock at a price of $16.25 per share in an underwritten offering.
Credit Ratings
As of December 31, 2013, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2012. If changes to our credit ratings occur, our credit facilities, regulatory capital requirements and other obligations are not impacted.

Contractual and Regulatory Capital
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state liquidity requirements in 2013.
We are also subject to regulatory requirements in various countries outside of the U.S., which typically result in a requirement to either prefund agent settlements or hold minimum required levels of cash within the applicable country. The most material of these requirements is in the United Kingdom, where our licensed entity, MoneyGram International Limited, is required to maintain cash, cash equivalent and interest-bearing investment balances equal to outstanding payment instruments issued in the European Community. This amount fluctuates based on our level of activity within the European Community, and is likely to increase over time as our business expands in that region. Assets used to meet these regulatory requirements support our payment service obligations, but are not available to satisfy other liquidity needs. As of December 31, 2013, we had approximately $99.7 million of cash deployed outside of the U.S. to meet regulatory requirements.
We were in compliance with all financial regulatory requirements as of December 31, 2013. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2013:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,067.3	$45.4	$89.7	$88.5	$843.7
Operating leases	55.3	15.2	18.0	10.4	11.7
Signing bonuses	62.1	33.5	26.1	2.5	—
Marketing	54.6	22.9	25.4	6.3	—
Other obligations	0.3	0.3	—	—	—
Total contractual cash obligations	$1,239.6	$117.3	$159.2	$107.7	$855.4
The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2013, and assuming no prepayments of principal. Our Consolidated Balance Sheet at December 31, 2013 includes $842.9 million of debt, net of unamortized discounts of $0.7 million. Operating leases consist of various leases for buildings and equipment used in our business. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships. Other obligations are the results of agreements with certain co-investors to provide funds related to investments in limited partnership interests. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.

We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $6.3 million to the defined benefit pension plan during 2013. We anticipate a minimum contribution of $6.7 million to the defined benefit pension plan in 2014. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2013, we paid benefits totaling $4.6 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $7.1 million in 2014. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. See Note 10 — Pensions and Other Benefits of the Notes to the Consolidated Financial Statements for additional disclosure.
The liability for unrecognized tax benefits was $52.0 million as of December 31, 2013. The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. As of December 31, 2013, the IRS and the Company have reached a partial settlement on $186.9 million of deductions in dispute. The Company intends to pursue its position with respect to the remaining adjustments. If the Company's petition on the remaining issues is denied in its entirety, the Company would be required to make cash payments of approximately $60.7 million based on benefits taken and taxable income earned through December 31, 2013. These amounts are excluded from the table above as there is a high degree of uncertainty regarding the amount and timing of potential future cash outflows associated with the liability, and we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
In limited circumstances, we may grant minimum commission guarantees as an incentive to new or renewing agents for a specified period of time at a contractually specified amount. Under the guarantees, we will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2013, the minimum commission guarantees had a maximum payment of $13.3 million over a weighted average remaining term of 3.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2013, the liability for minimum commission guarantees was $4.0 million. Minimum commission guarantees are not reflected in the table above.
Analysis of Cash Flows
Cash Flows from Operating Activities

(Amounts in millions)	2013	2012	2011
Net income (loss)	$52.4	$(49.3)	$59.4
Total adjustments to reconcile net income (loss)	112.5	128.2	61.6
Net cash provided by operating activities before changes in payment service assets and obligations	164.9	78.9	121.0
Change in cash and cash equivalents (substantially restricted)	454.7	(111.0)	291.8
Change in receivables, net (substantially restricted)	429.2	6.0	(245.3)
Change in payment service obligations	(438.3)	(30.0)	20.6
Net change in payment service assets and obligations	445.6	(135.0)	67.1
Net cash provided by (used in) operating activities	$610.5	$(56.1)	$188.1
In 2013, operating activities generated net cash of $610.5 million, as our net cash before changes in payment service assets and obligations was $164.9 million. Changes in our payment service assets and obligations generated $445.6 million of operating cash flows, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.
In 2012, operating activities utilized net cash of $56.1 million, as our net cash before changes in payment service assets and obligations was $78.9 million. Changes in our payment service assets and obligations utilized $135.0 million of operating cash flows, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio and the $65.0 million forfeiture related to the settlement with the MDPA/U.S. DOJ.
In 2011, operating activities generated net cash of $188.1 million, as our net cash before changes in payment service assets and obligations was and $121.0 million. Changes in our payment service assets and obligations generated $67.1 million of operating cash flows in 2011, from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in composition of our investment portfolio.

While we consider our overall investment portfolio to be part of our operations, in accordance with GAAP, investments in cash and cash equivalents and trading investments are presented as part of operating activities, while investments in interest-bearing and available-for-sale investment securities are presented as part of investing activities. To understand the cash flow activity of our core business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the net cash flows from investing activities related to our interest-bearing investments and available-for-sale investments. The Company, in conjunction with its November 2012 settlement of the MDPA/U.S. DOJ investigation, paid a forfeiture of $65.0 million in November 2012 and $35.0 million in January 2013. These payments were made with the Company’s cash on hand, and no borrowings or other external sources of liquidity were required. This $100.0 million forfeiture did not have an adverse effect on the credit ratings of the Company and did not adversely affect compliance with financial covenants pertaining to any of the Company’s credit agreements.
Income tax refunds received were $0.8 million in 2013; no refunds were received for 2012 or 2011. We made income tax payments of $8.0 million, $2.9 million and $3.7 million during 2013, 2012 and 2011, respectively.
Due to our regulatory capital requirements, we deem our payment service assets in their entirety to be substantially restricted. As a result, we do not separately display in our statement of cash flows an “unrestricted” measure of cash and cash equivalents and the related change in such measure for the period. If we were to separately display such an “unrestricted” measure, it would approximate our assets in excess of payment service obligations measure, and the amount of change for the period would approximate the change in our assets in excess of payment service obligations for the period. Our assets in excess of payment service obligations increased $90.9 million during 2013, primarily reflecting normal operating activity, offset by the remaining $35.0 million forfeiture related to the settlement with the MDPA/U.S. DOJ. Our assets in excess of payment service obligations increased $16.2 million during 2012, primarily reflecting normal operating activity and $10.0 million of realized gains from the sale of securities, offset by the $65.0 million forfeiture related to the settlement with the MDPA/U.S. DOJ. Our assets in excess of payment service obligations decreased $18.6 million during 2011, primarily reflecting debt payments.
Cash Flows from Investing Activities

(Amounts in millions)	2013	2012	2011
Net investment activity	$(545.3)	$116.2	$(28.7)
Purchases of property and equipment	(48.8)	(59.6)	(44.2)
Acquisitions	(15.4)	—	(0.1)
Proceeds from disposal assets and businesses	0.7	1.0	2.7
Net cash (used in) provided by investing activities	$(608.8)	$57.6	$(70.3)
In 2013, investing activities used cash of $608.8 million, primarily from net investment activity of $545.3 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also had $48.8 million of capital expenditures and utilized $15.4 million for our acquisition activities, which were partially offset by proceeds of $0.7 million from the disposal of assets.
In 2012, investing activities generated cash of $57.6 million, primarily from the excess proceeds of $116.2 million from the maturity and sale of investments, net of purchases, which were reinvested and partially offset by $59.6 million of capital expenditures.
In 2011, investing activities used cash of $70.3 million, primarily from the purchase of $28.7 million of interest-bearing investments, net of investment maturities and settlements and $44.2 million of capital expenditures, partially offset by proceeds of $2.7 million from the disposal of assets and a business.

Cash Flows from Financing Activities

(Amounts in millions)	2013	2012	2011
Proceeds from issuance of debt	$850.0	$—	$536.0
Transaction costs for issuance and amendment of debt	(11.8)	—	(17.1)
Payments on debt	(819.5)	(1.5)	(366.6)
Prepayment penalty on debt	(21.5)	—	(23.2)
Additional consideration issued in connections with conversion of mezzanine equity	—	—	(218.3)
Transaction costs for conversion and issuance of stock	—	—	(5.4)
Cash dividends paid on mezzanine equity	—	—	(20.5)
Transaction costs for secondary offering	—	—	(3.4)
Proceeds from exercise of stock options	1.1	—	0.7
Net cash used in financing activities	$(1.7)	$(1.5)	$(117.8)
In 2013, financing activities used $1.7 million of cash primarily associated with the 2013 Credit Agreement. In 2012, financing activities used $1.5 million of cash associated with payments on debt. In 2011, financing activities used $117.8 million of cash primarily associated with the debt prepayments and transaction costs related to our 2011 Recapitalization and debt refinancing.

Adjusted Free Cash Flow
We believe that Adjusted Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) provides useful information to investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund operations, capital expenditures and acquisitions. This calculation is commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. While we believe that this metric enhances investors' understanding of our business, this metric is not necessarily comparable with similarly named metrics of other companies. Adjusted Free Cash Flow is a financial measure used by management in reviewing results of operations, as well as assessing cash flow and capital resources.
Although we believe that Adjusted Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Income (loss) before income taxes	$85.3	$(8.9)	$39.8
Interest expense	47.3	70.9	86.2
Depreciation and amortization	50.7	44.3	46.0
Amortization of agent signing bonuses	42.8	33.6	32.6
EBITDA (1)	226.1	139.9	204.6
Significant items impacting EBITDA:
Net securities gains	—	(10.0)	(32.8)
Severance and related costs	1.5	1.0	—
Reorganization and restructuring costs	3.2	19.3	23.5
Compliance enhancement program	2.8	—	—
Capital transaction costs	—	—	6.4
Asset impairment charges	—	—	3.4
Contribution from investors	—	0.3	—
Debt extinguishment	45.3	—	37.5
Stock-based and contingent performance compensation	14.1	9.2	16.3
Legal expenses	2.5	119.2	4.8
Adjusted EBITDA (1)	$295.5	$278.9	$263.7
Cash interest expense	(43.9)	(64.4)	(78.5)
Cash tax expense	(8.0)	(2.9)	(3.7)
Cash payments for capital expenditures	(48.8)	(59.6)	(44.2)
Cash payments for agent signing bonuses	(45.0)	(36.2)	(33.0)
Adjusted Free Cash Flow	$149.8	$115.8	$104.3
(1) See “EBITDA and Adjusted EBITDA” section of this MD&A for the descriptions of the adjustments to arrive at these measures.
We calculate Adjusted Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in our table above, our Adjusted EBITDA for the year ended December 31, 2013 adjusts $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the year ended December 31, 2012 legal expenses of $119.2 million were adjusted out of our Adjusted EBITDA, primarily due to the forfeiture related to the settlement of the MDPA/U.S. DOJ investigation and settlement of the shareholder lawsuit, as well as legal expenses related to these matters. For the year ended December 31, 2011, debt extinguishment costs of $37.5 million, related to the 2011 Credit Agreement, were adjusted.
For 2013, Adjusted Free Cash Flow increased $34.0 million, or 29 percent, to $149.8 million from $115.8 million in 2012. The increase was a result of a reduction of $20.5 million in cash paid for interest as a result of the 2013 Credit Agreement, a decrease in cash paid for capital expenditures of $10.8 million, and overall fee and other revenue growth of 10 percent, which was partially offset by increased cash paid for agent signing bonuses of $8.8 million and increased commissions expense as a percentage of fee and other revenue grew from 45.1 percent to 46.5 percent, when compared to 2012. See additional descriptions of these changes in the "Results of Operations" and "Analysis of Cash Flows" sections of Item 7 of this report.
For 2012, Adjusted Free Cash Flow increased $11.5 million, or 11 percent, to $115.8 million from $104.3 million in 2011, primarily due to increased total revenue of $93.4 million and decreased cash payments for interest expense of $14.1 million, partially offset by increased total commission expenses of $51.5 million, consulting and outsourcing of $22.1 million and increased capital expenditures of $15.4 million.
Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2013, we had repurchased a total of 6,795,017 shares of our common stock under this authorization and have remaining authorization to purchase up to 5,204,983 shares. No repurchase of stock occurred in 2013.
Under the terms of our outstanding credit facilities, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2013, and we do not anticipate declaring any dividends on our common stock during 2014.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis or other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2013, 2012 or 2011. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2013 was $435.2 million. No goodwill is assigned to the Financial Paper Products reporting unit. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10 percent decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10 percent as of December 31, 2013, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
Fair Value of Investment Securities — The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments are comprised primarily of U.S. government agency debenture securities and residential mortgage-backed securities collateralized by U.S. government agency debenture securities. In addition, we hold other asset-backed securities and have historically held three trading investments.
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

As of December 31, 2013, we held investments classified as other asset-backed securities with a fair value of $20.6 million of which $12.4 million, or less than one percent of our total investment portfolio, was valued using internal pricing information. See Note 4 — Fair Value Measurement of the Notes to the Consolidated Financial Statements for additional disclosure.
Pension — Through our qualified pension plan and various supplemental executive retirement plans, collectively referred to as our “pension” plans, we provide defined benefit pension plan coverage to certain of our employees and employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.
Our pension plan assets are primarily invested in short-term investment fund accounts and commingled trust funds issued or sponsored by the plan trustee. Our investments are periodically realigned in accordance with the investment guidelines.
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
Lower discount rates increase the plan obligation and subsequent year pension expense, while higher discount rates decrease the plan obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased 2013 pension expense by $0.3 million. If the discount rate increased by 50 basis points pension expense would have decreased by $0.2 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2013 pension expense by $0.6 million.
Income Taxes — Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles.
We file tax returns in multiple states within the U.S. and various countries. Our tax filings for all periods are subject to audit by tax authorities; the U.S. federal income tax filings for fiscal years 2005 through 2012 are currently subject to audit.
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
Income Taxes — Valuation of Deferred Tax Assets — Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.
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
As of December 31, 2013, we have recorded a valuation allowance of $174.8 million against gross net deferred tax assets of $185.4 million. The valuation allowance primarily relates to our tax loss carryovers and basis difference in revalued investments.
While we believe that the basis for estimating our valuation allowance is strong, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
Stock-based compensation — The Company has a stock-based compensation plan, which includes stock options, restricted stock units, restricted stock awards and stock appreciation rights. Certain awards are subject to market and performance conditions at threshold, target and maximum levels.
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
Performance-based share awards require management to make assumptions regarding the likelihood of achieving market and performance goals. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions as outlined in Note 12  — Stock-Based Compensation of the Notes to the Consolidated Financial Statements.
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

•
our ability to maintain key agent or biller relationships, a reduction in business or transaction volume from these relationships, including our largest agent, Walmart, or our agents offering money transfer services under their own brand or engaging other money transfer service providers;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations, including the Dodd-Frank Act;

•	litigation involving MoneyGram or its agents, which could result in material settlements, fines or penalties;

•	possible uncertainties relating to compliance with and the impact of the DPA;

•
ongoing investigations involving MoneyGram by the U.S. federal government and state governments which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	changes in tax laws or an unfavorable outcome with respect to tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	our significant exposure to loss in the event of a major bank failure or a loss of liquidity in the bank deposit market;

•	the ability of MoneyGram and its agents to maintain adequate banking relationships;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	a security or privacy breach in systems on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	weakened consumer confidence in our business or money transfers generally;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•
our ability to implement the global reorganization and restructuring program as planned, whether the expected amount of costs associated with such program will exceed our forecasts and whether we will be able to realize the full amount of estimated savings from such program;

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

The following is a discussion of the risks we have deemed most critical to our business and the strategies we use to manage and mitigate such risks. While containing forward-looking statements related to risks and uncertainties, this discussion and related analyses are not predictions of future events. Our actual results could differ materially from those anticipated due to various factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” and under “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.
Credit Risk
Credit risk, or the potential risk that we may not collect amounts owed to us, affects our business primarily through receivables, investments and derivative financial instruments. In addition, the concentration of our cash, cash equivalents and investments at large financial institutions exposes us to credit risk.
Investment Portfolio — Credit risk from our investment portfolio relates to the risk that we may be unable to collect the interest or principal owed to us under the legal terms of the various securities. Our primary exposure to credit risk arises through the concentration of a large amount of our investment portfolio at a few large banks, also referred to as financial institution risk, as well as a concentration in securities issued by, or collateralized by, U.S. government agencies.
At December 31, 2013, the Company’s investment portfolio of $3.3 billion was primarily comprised of cash, U.S. government securities, bank deposits and bank time deposits. Based on investment policy restrictions, investments are limited to U.S. government securities and securities of agencies of the U.S. government, certificates of deposit and time deposits with banks with minimum debt ratings of A3 (Moody’s) and A- (S&P), commercial paper with minimum ratings of A-1 (Moody’s) and P-1 (S&P) and U.S. dollar denominated SEC registered senior notes of corporations with minimum ratings of A3 and A-. No maturity in the portfolio exceeds 24 months from the date of purchase.
The financial institutions holding significant portions of our investment portfolio may act as custodians for our asset accounts, serve as counterparties to our foreign currency transactions and conduct cash transfers on our behalf for the purpose of clearing our payment instruments and related agent receivables and agent payables. Through certain check clearing agreements and other contracts, we are required to utilize several of these financial institutions.
The concentration in U.S. government agencies includes agencies placed under conservatorship by the U.S. government in 2008 and extended unlimited lines of credit from the U.S. Treasury. The implicit guarantee of the U.S. government and its actions to date support our belief that the U.S. government will honor the obligations of its agencies if the agencies are unable to do so themselves.
The following table is a detailed summary of our investment portfolio as of December 31, 2013:

(Dollars in millions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash equivalents collateralized by securities issued by U.S. government agencies	2	$24.1	1%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	27.5	1%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	5	1,094.5	33%
Cash, cash equivalents and interest-bearing investments at institutions rated A	11	1,856.5	56%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	12.7	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	6	4.1	—%
Other asset-backed securities	N/A	20.6	1%
Investment portfolio held within the U.S.	26	3,040.0	92%
Cash held on-hand at owned retail locations	N/A	11.2	—%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	4	16.4	1%
Cash, cash equivalents and interest-bearing investments at institutions rated A	9	161.6	5%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	19	59.0	2%
Investment portfolio held outside the U.S.	32	248.2	8%
Total investment portfolio		$3,288.2	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
At December 31, 2013, all but $20.6 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 99 percent of the portfolio is invested in cash, cash equivalents and interest-bearing investments, with 92 percent of our total investment portfolio invested at financial institutions located within the U.S.

Receivables — We have credit exposure to receivables from our agents through the money transfer and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. For the twelve months ended December 31, 2013, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than 1 percent. As of December 31, 2013, we had credit exposure to our agents of approximately $484.1 million in the aggregate spread across 11,355 agents, of which three agents owed us in excess of $15.0 million.
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2013, we had a credit exposure to our official check financial institution customers of approximately $282.0 million in the aggregate spread across 1,103 financial institutions, of which one owed us in excess of $15.0 million.
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
The timely remittance of funds by our agents and financial institution customers is an important component of our liquidity. If the timing of the remittance of funds were to deteriorate, it would alter our pattern of cash flows and could require us to liquidate investments or utilize our revolving credit facility to settle payment service obligations. To manage this risk, we closely monitor the remittance patterns of our agents and financial institution customers and act quickly if we detect deterioration or alteration in remittance timing or patterns. If deemed appropriate, we have the ability to immediately deactivate an agent’s equipment at any time, thereby preventing the initiation or issuance of further money transfers and money orders.
Credit risk management is complemented through functionality within our point of sale system, which can enforce credit limits on a real-time basis and monitor for suspicious and unauthorized transactions. The system also permits us to remotely disable an agent’s terminals and cause a cessation of transactions.
Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. Our derivative financial instruments are used to manage exposures to fluctuations in foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments, it could result in a delay or interruption of payments to our agents. We manage credit risk related to derivative financial instruments by entering into agreements with only major banks and regularly monitoring the credit ratings of these banks.
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2013, the Company held $1,039.3 million, or 32 percent, of the investment portfolio in fixed rate investments.
At December 31, 2013, the Company’s other asset-backed securities are priced on average at five percent of face value for a total fair value of $20.6 million. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. Any resulting adverse movement in our stockholders’ deficit or assets in excess of payment service obligations from declines in investments would not result in regulatory or contractual compliance exceptions.

Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing cash accounts, deposit accounts, time deposits, certificates of deposit and U.S. government money market funds. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, and therefore we do not owe any commissions to these customers.
Our results are impacted by interest rate risk through our interest expense on our 2013 Credit Agreement. The Company may elect an interest rate for its debt under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). In connection with the initial funding under the 2013 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 100 basis points plus the applicable margins previously referred to in this paragraph. Accordingly, any increases in interest rates will adversely affect interest expense.
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The “ramp” analysis assumes that interest rates change in even increments over the next 12 months. The “shock” analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax income (loss) that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense”. In the current interest rate environment where rates are approaching zero, our risk associated with declining rates is not material. A moderately rising interest rate environment would be generally beneficial to the Company because variable rate assets exceed our variable rate liabilities, and certain of our variable rate liabilities will not react to increases in interest rates until those rates exceed the floor set for the index rate on the corresponding debt.
The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2013:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(3.1)	$(3.0)	$(2.7)	$4.8	$9.5	$19.0
Investment commissions expense	0.3	0.3	0.3	(0.8)	(2.0)	(8.9)
Interest expense	NM	NM	NM	NM	(0.8)	(2.6)
Change in pretax income	$(2.8)	$(2.7)	$(2.4)	$4.0	$6.7	$7.5
NM = Not meaningful
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2013:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(3.1)	$(3.1)	$(3.1)	$9.3	$18.7	$37.3
Investment commissions expense	0.3	0.3	0.3	(1.5)	(3.6)	(20.4)
Interest expense	NM	NM	NM	NM	(4.0)	(11.1)
Change in pretax income	$(2.8)	$(2.8)	$(2.8)	$7.8	$11.1	$5.8
NM = Not meaningful
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business as we offer our products and services through a network of agents and financial institutions with locations in more than 200 countries and territories. By policy, we do not speculate in foreign currencies; all currency trades relate to underlying transactional exposures.

Our primary source of foreign exchange risk is transactional risk. This risk is predominantly incurred in the money transfer business in which funds are frequently transferred cross-border and we settle with agents in multiple currencies. Although this risk is somewhat limited due to the fact that these transactions are short-term in nature, we currently manage some of this risk with forward contracts to protect against potential short-term market volatility. The primary currency pairs, based on volume, that are traded against the dollar in the spot and forward markets include the European euro, Mexican peso, British pound and Indian rupee. The tenor of forward contracts is typically less than 30 days.
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2013 was a loss of $2.0 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2013, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $2.1 million over 2012.
Had the euro appreciated or depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2013, pre-tax operating income would have increased/decreased approximately $12.1 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their functional currency) into U.S. dollars for consolidation and does not have a significant impact on company results. These translation adjustments are recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-58. See the “Index to Financial Statements” on page F-1.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

MoneyGram International, Inc.
(Registrant)

Date:	March 3, 2014	By:	/S/ PAMELA H. PATSLEY
Pamela H. Patsley
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Pamela H. Patsley

/s/ W. Alexander Holmes	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 3, 2014
W. Alexander Holmes

/s/ Angela McQuien	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2014
Angela McQuien

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Thomas M. Hagerty	Peggy Vaughan

By:	/s/ F. Aaron Henry	March 3, 2014
F. Aaron Henry
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as of June 30, 2004, by and among Viad Corporation, MoneyGram International, Inc., MGI Merger Sub, Inc. and Travelers Express Company, Inc. (Incorporated by reference from Exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

2.2
Recapitalization Agreement, dated as of March 7, 2011, among MoneyGram International, Inc., certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and Goldman, Sachs & Co. and certain of its affiliates (including “Annex A-Form of Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc.) (Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

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

3.5	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).
3.6	Amendment to Bylaws of MoneyGram International, Inc., dated as of December 10, 2013 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 16, 2013).
3.7
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

10.24
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

†10.26
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.27
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

†10.41
Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).

†10.42
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.43
Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.44
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

†10.46	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10.47
First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

†10.48	The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
10.49
Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).

10.50
Letter Agreement, effective as of July 27, 2012, amending that certain Money Services Agreement, effective February 1, 2005, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

†10.51
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.52	MoneyGram International, Inc. Severance Plan (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
*†10.53	Non-Employee Director Compensation Arrangements, revised to be effective as of January 1, 2014.
†10.54	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.55
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.56
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.57	MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2013).
+10.58
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

10.59
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.60
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.61
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.62
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.63
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.64
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.65
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.66
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.67
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

†10.68
Relocation Assistance Repayment Agreement, by and between MoneyGram Payment Systems, Inc. and J. Lucas Wimer, dated July 15, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed July 15, 2011).

10.69
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.70
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.71
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc., and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.73
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.74
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

10.75
First Incremental Amendment and Joinder Agreement, dated as of November 21, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, the Lenders and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 22, 2011)

†10.76
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.77
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.78
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.79
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France) (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.80
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.81	Form of Severance Agreement (Incorporated by reference from Exhibit 10.95 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
10.82
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

10.83
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

10.84
Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).

†10.85
Separation Agreement and Release, dated as of March 20, 2012, by and between MoneyGram International, Inc. and James E. Shields (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2012).

†10.86
Service Agreement, dated March 16, 2012, by and between MoneyGram International Limited and Carl Scheible (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2012).

†10.87
Employment Agreement, dated as of March 27, 2013, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.88
Note Purchase Agreement, dated as of March 27, 2013, by and among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

†10.89
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.90
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.91
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.92
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Long-Term Incentive Cash Performance Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.93
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.94
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

*18	Preferability Letter from Deloitte & Touche LLP Regarding Change in Annual Goodwill Impairment Date
*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2013.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements and the effectiveness of the Company’s system of internal control over financial reporting. Their reports are included on pages F-3 and F-4 of this Annual Report on Form 10-K.

/s/ PAMELA H. PATSLEY	/s/ W. ALEXANDER HOLMES
Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)	W. Alexander Holmes Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility Statement. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed as an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2014

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2013	2012
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,228.5	2,683.2
Receivables, net (substantially restricted)	767.7	1,206.5
Interest-bearing investments (substantially restricted)	1,011.6	450.1
Available-for-sale investments (substantially restricted)	48.1	63.5
Property and equipment, net	134.8	127.9
Goodwill	435.2	428.7
Other assets	161.0	190.7
Total assets	$4,786.9	$5,150.6
LIABILITIES
Payment service obligations	$3,737.1	$4,175.4
Debt	842.9	809.9
Pension and other postretirement benefits	98.4	126.8
Accounts payable and other liabilities	185.5	199.9
Total liabilities	4,863.9	5,312.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at December 31, 2013 and December 31, 2012, respectively	281.9	281.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at December 31, 2013 and December 31, 2012, respectively	0.6	0.6
Additional paid-in capital	1,011.8	1,001.0
Retained loss	(1,214.4)	(1,265.9)
Accumulated other comprehensive loss	(33.0)	(52.3)
Treasury stock: 4,300,782 and 4,407,038 shares at December 31, 2013 and December 31, 2012, respectively	(123.9)	(126.7)
Total stockholders’ deficit	(77.0)	(161.4)
Total liabilities and stockholders’ deficit	$4,786.9	$5,150.6
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2013	2012	2011
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,456.8	$1,328.6	$1,230.9
Investment revenue	17.6	12.6	16.9
Total revenue	1,474.4	1,341.2	1,247.8
EXPENSES
Fee and other commissions expense	677.8	599.2	547.6
Investment commissions expense	0.4	0.3	0.4
Total commissions expense	678.2	599.5	548.0
Compensation and benefits	264.9	241.6	235.7
Transaction and operations support	253.7	355.7	227.8
Occupancy, equipment and supplies	49.0	47.7	47.7
Depreciation and amortization	50.7	44.3	46.0
Total operating expenses	1,296.5	1,288.8	1,105.2
OPERATING INCOME	177.9	52.4	142.6
Other (income) expense
Net securities gains	—	(10.0)	(32.8)
Interest expense	47.3	70.9	86.2
Debt extinguishment costs	45.3	—	37.5
Other costs	—	0.4	11.9
Total other expenses, net	92.6	61.3	102.8
Income (loss) before income taxes	85.3	(8.9)	39.8
Income tax expense (benefit)	32.9	40.4	(19.6)
NET INCOME (LOSS)	$52.4	$(49.3)	$59.4
BASIC INCOME (LOSS) PER COMMON SHARE	$0.73	$(0.69)	$(9.03)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.73	$(0.69)	$(9.03)
Net income (loss) available to common stockholders:
Net income (loss) as reported	$52.4	$(49.3)	$59.4
Accrued dividends on mezzanine equity	—	—	(30.9)
Accretion on mezzanine equity	—	—	(80.0)
Additional consideration issued in connection with conversion of mezzanine equity	—	—	(366.8)
Cash dividends paid on mezzanine equity	—	—	(20.5)
Net income (loss) available to common stockholders	$52.4	$(49.3)	$(438.8)
Weighted-average outstanding common shares and equivalents — basic	71.6	71.5	48.6
Weighted-average outstanding common shares and equivalents — diluted	71.9	71.5	48.6
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2013	2012	2011
(Amounts in millions)
NET INCOME (LOSS)	$52.4	$(49.3)	$59.4
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $3.1, $1.4 and $0.6	5.1	4.8	0.3
Reclassification of net realized gains included in net income (loss), net of tax expense of $1.6, $0.0 and $0.0	(4.1)	(10.0)	—
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.2, $0.2 and $0.2	(0.4)	(0.4)	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $2.9, $2.4 and $2.5	5.2	3.9	4.0
Valuation adjustment for pension and postretirement benefit plans, net of tax expense (benefit) of $7.4, ($8.7) and ($3.6)	12.6	(14.2)	(5.8)
Unrealized foreign currency translation gains (losses), net of tax expense (benefit) of $0.5, $1.0 and ($2.6)	0.9	1.6	(4.2)
Other comprehensive income (loss)	19.3	(14.3)	(6.1)
COMPREHENSIVE INCOME (LOSS)	$71.7	$(63.6)	$53.3
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2013	2012	2011
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52.4	$(49.3)	$59.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50.7	44.3	46.0
Signing bonus amortization	42.8	33.6	32.6
Net securities gains	—	(10.0)	(32.8)
Asset impairments and net losses upon disposal	(0.4)	0.5	6.9
Provision for deferred income taxes	12.0	29.8	(72.8)
Loss on debt extinguishment	45.3	—	37.5
Amortization of debt discount and deferred financing costs	3.3	5.7	7.4
Provision for uncollectible receivables	9.6	7.5	6.6
Non-cash compensation and pension expense	20.3	17.4	25.8
Changes in foreign currency translation adjustments	0.9	1.6	(4.2)
Signing bonus payments	(45.0)	(36.2)	(33.0)
Change in other assets	29.2	3.6	4.5
Change in accounts payable and other liabilities	(58.4)	31.5	33.2
Other non-cash items, net	2.2	(1.1)	3.9
Total adjustments	112.5	128.2	61.6
Change in cash and cash equivalents (substantially restricted)	454.7	(111.0)	291.8
Change in receivables (substantially restricted)	429.2	6.0	(245.3)
Change in payment service obligations	(438.3)	(30.0)	20.6
Net cash provided by (used in) operating activities	610.5	(56.1)	188.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment classified as available-for-sale (substantially restricted)	—	10.0	—
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	16.5	31.6	56.3
Proceeds from settlement of investments (substantially restricted)	—	—	32.8
Purchases of interest-bearing investments (substantially restricted)	(1,098.7)	(473.5)	(540.3)
Proceeds from maturities of interest-bearing investments (substantially restricted)	536.9	548.1	422.5
Purchases of property and equipment	(48.8)	(59.6)	(44.2)
Cash paid for acquisitions, net of cash acquired	(15.4)	—	(0.1)
Proceeds from disposal of assets and businesses	0.7	1.0	2.7
Net cash (used in) provided by investing activities	(608.8)	57.6	(70.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	536.0
Transaction costs for issuance and amendment of debt	(11.8)	—	(17.1)
Payments on debt	(819.5)	(1.5)	(366.6)
Prepayment penalty	(21.5)	—	(23.2)
Proceeds from exercise of stock options	1.1	—	0.7
Additional consideration issued in connection with conversion of mezzanine equity	—	—	(218.3)
Transaction costs for the conversion and issuance of stock	—	—	(5.4)
Cash dividends paid on mezzanine equity	—	—	(20.5)
Transaction costs for secondary offering	—	—	(3.4)
Net cash used in financing activities	(1.7)	(1.5)	(117.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	$—	$—	$—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—
Supplemental cash flow information:
Cash payments for interest	$43.9	$64.4	$78.5
Cash payments for income taxes	$8.0	$2.9	$3.7
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2011	$—	$0.9	$—	$(771.5)	$(31.9)	$(139.9)	$(942.4)
Net income	—	—	—	59.4	—	—	59.4
Accrued dividends on mezzanine equity	—	—	(2.1)	(28.8)	—	—	(30.9)
Accretion on mezzanine equity	—	—	(1.6)	(77.0)	—	—	(78.6)
Cash dividends paid on mezzanine equity	—	—	—	(20.5)	—	—	(20.5)
Conversion of mezzanine equity	394.2	2.9	713.2	—	—	—	1,110.3
Additional consideration in connection with conversion of mezzanine equity	52.7	0.2	95.6	(366.8)	—	—	(218.3)
1 for 8 reverse stock split	—	(3.5)	3.5	—	—	—	—
Conversion of D Stock to common stock	(165.0)	0.1	164.9	—	—	—	—
Stock-based compensation	—	—	15.7	(11.4)	—	12.6	16.9
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	0.3	—	0.3
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.4)	—	(0.4)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	4.0	—	4.0
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(5.8)	—	(5.8)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(4.2)	—	(4.2)
December 31, 2011	281.9	0.6	989.2	(1,216.6)	(38.0)	(127.3)	(110.2)
Net loss	—	—	—	(49.3)	—	—	(49.3)
Stock-based compensation	—	—	8.6	—	—	0.6	9.2
Capital contribution from investors	—	—	3.2	—	—	—	3.2
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(5.2)	—	(5.2)
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.4)	—	(0.4)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	3.9	—	3.9
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(14.2)	—	(14.2)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	1.6	—	1.6
December 31, 2012	281.9	0.6	1,001.0	(1,265.9)	(52.3)	(126.7)	(161.4)
Net income	—	—	—	52.4	—	—	52.4
Stock-based compensation	—	—	10.5	(0.9)	—	2.8	12.4
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1.0	—	1.0
Amortization of prior service credit for pension and postretirement benefits, net of tax	—	—	—	—	(0.4)	—	(0.4)
Amortization of net actuarial loss for pension and postretirement benefits, net of tax	—	—	—	—	5.2	—	5.2
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	12.6	—	12.6
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.9	—	0.9
December 31, 2013	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers through a network of agents. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agents.
Basis of Presentation — The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
Use of Estimates — The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation.
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Operations. For the years ending December 31, 2013 and 2012, the Company’s SPEs had cash and cash equivalents of $8.7 million and $29.9 million, respectively, and payment service obligations of $7.2 million and $24.0 million, respectively.
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

Note 2 — Summary of Significant Accounting Policies

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
In connection with the SPEs, the Company also has certain financial covenants that require it to maintain pre-defined ratios of certain assets to payment service obligations. The financial covenants under the credit agreement are described in Note 9 — Debt. Financial covenants related to the SPEs include the maintenance of specified ratios of cash, cash equivalents and investments held in the SPE to the outstanding payment instruments issued by the related financial institution customer.
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
The Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks; however, the Company restricts a portion of the funds related to these payment instruments due to contractual arrangements and Company policy. Assets restricted for regulatory or contractual reasons are not available to satisfy working capital or other financing requirements. Consequently, the Company considers a significant amount of cash and cash equivalents, receivables and investments to be restricted to satisfy the liability to pay the principal amount of regulated payment service obligations upon presentment. Cash and cash equivalents, receivables and investments exceeding payment service obligations are generally available; however, management considers a portion of these amounts as providing additional assurance that business needs and regulatory requirements are maintained during the normal fluctuations in the value of the Company’s payment service assets and obligations. The following table summarizes the amount of assets in excess of payment service obligations as of December 31:

(Amounts in millions)	2013	2012
Cash and cash equivalents (substantially restricted)	$2,228.5	$2,683.2
Receivables, net (substantially restricted)	767.7	1,206.5
Interest-bearing investments (substantially restricted)	1,011.6	450.1
Available-for-sale investments (substantially restricted)	48.1	63.5
	4,055.9	4,403.3
Payment service obligations	(3,737.1)	(4,175.4)
Assets in excess of payment service obligations	$318.8	$227.9
Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2013.
Cash and Cash Equivalents (substantially restricted) — The Company defines cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.
Receivables, net (substantially restricted) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory compliance purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible as determined based on known delinquent accounts and historical trends. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are evaluated for collectability by examining the facts and circumstances surrounding each customer when an account is delinquent and a loss is deemed possible. Receivables are generally written off against the allowance one year after becoming past due. The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Beginning balance	$11.7	$10.5	$20.0
Charged to expense	9.6	7.5	6.6
Write-offs, net of recoveries	(10.6)	(6.3)	(16.1)
Ending balance	$10.7	$11.7	$10.5
Investments (substantially restricted) — The Company classifies securities as interest-bearing or available-for-sale in its Consolidated Balance Sheets. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to twenty-four months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ deficit. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations.
Interest income on residential mortgage-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on mortgage-backed securities for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield.
The Company applies the cost recovery method of accounting for interest to its investments categorized as other asset-backed securities. The cost recovery method accounts for interest on a cash basis and deems any interest payments received as a recovery of principal, which reduces the book value of the related security. When the book value of the related security is reduced to zero, interest payments are then recognized as investment income upon receipt. The Company applies the cost recovery method of accounting as it believes it is probable that the Company will not recover all, or substantially all, of its principal investment and interest for its other asset-backed securities given the sustained deterioration in the investment and securities market, the collapse of many asset-backed securities and the low levels to which the securities have been written down.
Securities with gross unrealized losses as of the balance sheet date, are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Any impairment charges and other securities gains and losses are included in the Consolidated Statements of Operations under “Net securities gains.”
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
Fair Value of Financial Instruments — Financial instruments consist of cash and cash equivalents, investments, derivatives, deferred compensation and debt. The carrying values of cash and cash equivalents and interest-bearing investments approximate fair value. The carrying value of debt is stated at amortized cost; however, for disclosure purposes the fair value is estimated. See Note 4 — Fair Value Measurement for information regarding the principles and processes used to estimate the fair value of financial instruments.
Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through the “Transaction and operations support” line in the Consolidated Statements of Operations in the period of change. See Note 6 — Derivative Financial Instruments for additional disclosure.
Property and Equipment — Property and equipment includes equipment at agent locations, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the useful life or term of the lease or license. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized in “Occupancy, equipment and supplies” in the Consolidated Statements of Operations. See Note 7 — Property and Equipment for additional disclosure. The following table summarizes the estimated useful lives by major asset category:

Type of Asset	Useful Life
Equipment at agent locations	3 - 7 years
Communication equipment	5 years
Computer hardware	3 years
Computer software	5 - 7 years
Leasehold improvements	10 years
Office furniture and equipment	7 years
Signage	3 years
Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and depreciated over the shorter of the remaining term of the lease or 10 years.
For the years ended December 31, 2013 and 2012, software development costs of $14.1 million and $18.9 million, respectively, were capitalized. At December 31, 2013 and 2012, there was $50.3 million and $48.7 million, respectively, of unamortized software development costs included in property and equipment.
Fixed assets and capitalized software are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for fixed assets or capitalized software, the carrying value of the asset is reduced to the estimated fair value.
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

Type of Intangible Asset	Useful Life
Agent rights and consumer relationships	4-15 years
Patents	15 years
Non-compete agreements	3-5 years
Trademarks and licenses	36-40 years
Developed technology	5 years

Goodwill is tested for impairment using a fair-value based approach, and is assessed at the reporting unit level. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill to its implied fair value. Intangible assets with finite lives and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill or intangible assets, the carrying value of the asset is reduced to the estimated fair value.

The Company has historically evaluated its goodwill and other indefinite-lived intangible assets for impairment annually as of November 30 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” In the fourth quarter of 2013, the Company changed the date of its annual assessment of goodwill to October 1 of each year. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment, while remaining in the fourth quarter, will create a more efficient and timely process surrounding the impairment tests and better align with the Company’s annual planning and budgeting process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1, 2013.  No impairment was recognized as a result of the October 1, 2013 testing.
Payments on Long-Term Contracts — The Company makes payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. The payments, or signing bonuses, are generally required to be refunded pro rata in the event of nonperformance under, or cancellation of, the contract by the customer. All signing bonuses are capitalized and amortized over the life of the related contract. Amortization of signing bonuses on long-term contracts is recorded in “Fee and other commissions expense” in the Consolidated Statements of Operations. The carrying values of the signing bonuses are reviewed annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
Income Taxes — The provision for income taxes is computed based on the pre-tax income (loss) included in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which the Company expects the temporary differences to be recovered or paid. The Company's ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. The Company established valuation allowances for the Company's deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.
The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Operations. See Note 13 — Income Taxes for additional disclosure.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders’ deficit. See Note 11 — Stockholders’ Deficit for additional disclosure.
Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, recording the translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of Operations.
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

•
Investment revenue is derived from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income, income received on our cost recovery securities and amortization of premiums and discounts.

Customer Loyalty Program — The MoneyGram Rewards loyalty program, introduced in January 2012, allowed enrolled members to earn points based on the face value of their send transactions, along with opportunities for points earned from promotional activities. Points were redeemable for various denominations of gift cards. The Company estimated the cost of the rewards and recorded this expense and the associated liability as points were accumulated by loyalty program members. The cost was recognized in “Transaction and operational support” within the Consolidated Statements of Operations, and the associated liability was included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
In October 2013, the Company began to transition its MoneyGram Rewards loyalty program to a convenience card program, which does not feature points. The Company provided participants in the MoneyGram Rewards program until December 7, 2013 to redeem any outstanding program points, after which all points were canceled. As a result of the point cancellation, the Company had a reduction of marketing expense of $3.9 million in 2013. As of December 31, 2013, the Company has no remaining liability related to the loyalty program.
Fee and Other Commissions Expense — The Company incurs fee commissions primarily related to our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission that is generally based on a percentage of the fee charged to the consumer and, in limited circumstances, the biller receives a commission that is based on a percentage of the fee charged to the consumer. The Company generally does not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
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
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $57.4 million, $59.7 million and $57.5 million for 2013, 2012 and 2011, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. The expense, net of estimated forfeitures, is recognized using the straight-line method. See Note 12 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
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
The following table summarizes the reorganization and restructuring costs recorded for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Reorganization costs in operating expenses:
Compensation and benefits	$1.2	$6.8	$2.9
Transaction and operations support	0.7	10.2	13.7
Occupancy, equipment and supplies	1.3	1.9	2.7
Depreciation and amortization	—	0.5	—
Reorganization costs in non-operating expenses:
Other	—	0.1	2.4
Total reorganization costs	3.2	19.5	21.7
Restructuring costs in operating expenses:
Compensation and benefits	—	0.3	1.8
Total restructuring costs	—	0.3	1.8
Total reorganization and restructuring costs	$3.2	$19.8	$23.5
In connection with reorganization and restructuring activities during 2013, 2012 and 2011, the Company recorded total expenses of $3.2 million, $19.8 million and $23.5 million, respectively, which have all been paid as of December 31, 2013. Reorganization and restructuring activities consisted of severance costs recorded in the “Compensation and benefits” line, general reorganization and restructuring costs recorded in the “Transaction and operations support” line and facilities and certain related asset write-off charges recorded in the “Occupancy, equipment and supplies” line in the operating expense section of the Consolidated Statements of Operations. During 2011, the Company recognized an impairment charge of $2.4 million for reorganization-related efforts to dispose of land held for non-operating purposes.
Other (Income) Expense — Other (income) expense is recorded in a separate section below operating income and includes items based on management’s assessment of their nature as these are not directly related to operating activities. Included in other (income) expense are securities gains, interest expense, debt extinguishment costs and other costs. The following is a summary of other costs for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Capital transaction costs	$—	$—	$6.4
Disposal loss from asset dispositions	—	0.1	1.0
Impairment loss from asset dispositions	—	—	4.5
Contribution from investors	—	0.3	—
Total other costs	$—	$0.4	$11.9
Earnings Per Share — For discrete periods from January 1, 2008 through June 30, 2011, the Company utilized the two-class method for computing basic earnings per common share, which reflects the amount of undistributed earnings allocated to the common stockholders using the participation percentage of each class of stock. Undistributed earnings were determined as the Company’s net income less dividends declared, accumulated, deemed or paid on preferred stock. The undistributed earnings allocated to the common stockholders were divided by the weighted-average number of common shares outstanding during the period to compute basic earnings per common share.
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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the period ended December 31:

(Amounts in millions)	2013	2012	2011
Basic common shares outstanding	71.6	71.5	48.6
Shares related to stock options	0.2	—	—
Shares related to restricted stock and stock units	0.1	—	—
Diluted common shares outstanding	71.9	71.5	48.6
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The Series B Stock was anti-dilutive when the incremental earnings per share of Series B Stock on an if-converted basis is greater than the basic income (loss) per common share. The following table summarizes the weighted-average potential common shares excluded from diluted income (loss) per common share as their effect would be anti-dilutive or their performance conditions are not met for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Shares related to stock options	3.6	4.9	5.1
Shares related to restricted stock and stock units	0.8	0.5	0.1
Shares related to preferred stock	—	—	21.0
Shares excluded from the computation	4.4	5.4	26.2
Recent Accounting Pronouncements and Related Developments — In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting

Assets and Liabilities, (“ASU 2011-11”) and in January 2013, a clarification ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”) was issued. ASU 2011-11 provides for additional disclosures of both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 clarifies that ASU 2011-11 should apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, which resulted in additional disclosures on offsetting derivative contract assets and liabilities. See Note 6 — Derivative Financial Instruments for additional disclosure.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 on January 1, 2013, which resulted in additional disclosures on movements in "Other comprehensive income." See Note 11 — Stockholders' Deficit for additional disclosure.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (EITF Issue 13-C; "ASC 740"). These changes to ASC 740 require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. Management has determined that the adoption of these changes will not have a significant impact on the Consolidated Financial Statements.

Note 3 — Acquisitions and Disposals

Acquisitions — During 2013, the Company completed four acquisitions for total cash payments, net of cash acquired, of $15.4 million. The Company entered into an asset purchase agreement with Nexxo Financial, acquiring approximately 200 kiosks primarily located in California, Illinois and Texas. The Company also entered into a share purchase agreement with Advanced ChronoCash Services S.A., a super-agent which had been an agent of the Company. The Company entered into an agreement to acquire the shares of MoneyGlobe Payment Institution S.A., a provider of cash-to-account money transfers from Greece to Bangladesh. Also, the Company acquired the assets of Latino Services, a funds transfer agent with 10 locations based in Atlanta, Georgia, which prior to the acquisition was a non-exclusive agent of the Company.
Disposition — After evaluating the Company’s market opportunity for certain of its electronic payment services, the Company received approval from its Board of Directors and began to actively pursue the sale of certain assets of PropertyBridge, Inc. (“PropertyBridge”) in 2011. In connection with this decision, the Company recorded an impairment charge of $2.3 million. In October 2011, certain assets and liabilities associated with PropertyBridge were sold, resulting in a loss on disposal of $0.3 million. The impairment charge and loss on disposal are recorded in the “Other costs” line in the Consolidated Statements of Operations. A tax benefit of $9.7 million was recorded in the "Income tax expense (benefit)" line of the Consolidated Statements of Operations upon disposition of the remaining assets.
The assets, liabilities and loss on disposal related to the PropertyBridge transaction were immaterial to the Consolidated Balance Sheets as of December 31, 2011 and the Consolidated Statements of Operations for the year ended December 31, 2011.

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

Assets and liabilities that are measured at fair value on a recurring basis —

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

For other asset–backed securities and investments in limited partnerships, market quotes are generally not available. If available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes a pricing model based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. If a fair value measurement is not available from the pricing service, the Company will utilize a broker quote, if available. Because the inputs and assumptions that brokers use to develop prices are unknown, most valuations that are based on brokers' quotes are classified as Level 3. If no broker quote is available, or if such quote cannot be corroborated by market data or internal valuations, the Company may perform internal valuations utilizing externally developed cash flow models. These pricing models are based on market observable spreads and, when available, observable market indices. The pricing models also use inputs such as the rate of future prepayments and expected default rates on the principal, which are derived by the Company based on the characteristics of the underlying structure and historical prepayment speeds experienced at the interest rate levels projected for the underlying collateral. The pricing models for certain asset-backed securities also include significant non-observable inputs such as internally assessed credit ratings for non-rated securities combined with externally provided credit spreads. Observability of market inputs to the valuation models used for pricing certain of the Company's investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, securities valued using a pricing model are classified as Level 3 financial instruments.

•
Derivative financial instruments — Derivatives consist of forward contracts to manage income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 6 — Derivative Financial Instruments for additional disclosure on the Company's forward contracts.

•
Deferred compensation — The assets associated with the deferred compensation plan that are funded through voluntary contributions by the Company consist of investments in money market securities and mutual funds. These investments were classified as Level 1 as there are quoted market prices for these funds.

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level as of December 31:

	2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	19.5	—	19.5
Other asset-backed securities	—	—	20.6	20.6
Investment related to deferred compensation trust	9.6	—	—	9.6
Forward contracts	—	0.2	—	0.2
Total financial assets	$9.6	$27.7	$20.6	$57.9
Financial liabilities:
Forward contracts	$—	$0.6	$—	$0.6

	2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.9	$—	$8.9
Residential mortgage-backed securities — agencies	—	36.6	—	36.6
Other asset-backed securities	—	—	18.0	18.0
Investment related to deferred compensation trust	8.6	—	—	8.6
Forward contracts	—	0.6	—	0.6
Total financial assets	$8.6	$46.1	$18.0	$72.7
The following table is a summary of the unobservable inputs used in other asset-backed securities classified as Level 3 as of December 31:

			2013		2012
(Amounts in millions)	Unobservable Input	Pricing Source	Market Value	Net Average Price(1)	Market Value	Net Average Price(1)
Alt-A	Price	Third party pricing service	$0.1	$17.01	$0.1	$12.50
Home Equity	Price	Third party pricing service	0.2	51.87	0.2	47.30
Indirect Exposure — High Grade(2)	Price	Third party pricing service	8.2	7.90	3.9	3.46
Indirect Exposure — Mezzanine(3)	Price	Third party pricing service	2.6	2.12	—	—
Indirect Exposure — Mezzanine	Price	Broker	5.0	6.01	7.9	3.71
Other	Discount margin	Manual	4.5	23.85	5.9	31.69
Total			$20.6	$5.24	$18.0	$4.39
(1) Net average price per $100.00
(2) Converted to a third party pricing service as of September 30, 2013; utilized a manual pricing process as of December 31, 2012
(3) Converted to a third party pricing service as of September 30, 2013; utilized a broker pricing process as of December 31, 2012
The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the years ended December 31:

(Amounts in millions)	2013	2012
Beginning balance	$18.0	$24.2
Realized gains	—	(10.0)
Principal paydowns	(3.7)	(0.3)
Unrealized gains	8.5	6.8
Unrealized losses	(2.2)	(2.7)
Ending balance	$20.6	$18.0

Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the “Net securities gains” line in the Consolidated Statements of Operations while unrealized gains and losses related to available-for-sale securities are recorded in "Accumulated other comprehensive loss" in the stockholders’ deficit section of the Consolidated Balance Sheets. There were no other-than-temporary impairments during the years of December 31, 2013 and 2012.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). The following table is a summary of the fair value and carrying value of the debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2013	2012	2013	2012
Senior secured credit facility and incremental term loan	$849.2	$487.1	$842.9	$484.9
Second lien notes	—	337.6	—	325.0
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value as of December 31, 2013 and 2012.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the years ended December 31, 2013 and 2012.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible fixed asset fair values are normally derived using a discounted cash flow model based on expected future cash flows discounted using a weighted-average cost of capital rate. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expense" line in the Consolidated Statements of Operations.
The Company also records the investments in its defined benefit pension plan, or the Pension Plan, trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits for further description of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments, all of which are substantially restricted as described in Note 2 — Summary of Significant Accounting Policies. The following table is a summary of the components of the investment portfolio as of December 31:

(Amounts in millions)	2013	2012
Cash	$2,204.5	$2,112.1
Money markets	24.0	571.1
Cash and cash equivalents (substantially restricted)	2,228.5	2,683.2
Interest-bearing investments (substantially restricted)	1,011.6	450.1
Available-for-sale investments (substantially restricted)	48.1	63.5
Total investment portfolio	$3,288.2	$3,196.8
Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities. The Company’s money market securities are invested in four funds, all of which are AAA rated and consist of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments (substantially restricted) — Interest-bearing investments consist of time deposits and certificates of deposit with original maturities of up to 24 months, and are issued from financial institutions rated A- or better as of December 31, 2013.

Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The following is a summary of the amortized cost and fair value of available-for-sale investments as of December 31:

	2013
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$17.8	$1.7	$—	$19.5	$110.45
Other asset-backed securities	5.9	14.7	—	20.6	5.24
U.S. government agencies	7.7	0.3	—	8.0	99.87
Total	$31.4	$16.7	$—	$48.1	$11.50

	2012
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$33.5	$3.1	$—	$36.6	$110.02
Other asset-backed securities	7.6	10.4	—	18.0	4.39
U.S. government agencies	8.2	0.7	—	8.9	99.39
Total	$49.3	$14.2	$—	$63.5	$14.06
(1) Net average price is per $100.00
At December 31, 2013 and 2012, approximately 57 percent and 71 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.05 per dollar of par at December 31, 2013.
Gains and Losses and Other-Than-Temporary Impairments — At December 31, 2013 and 2012, net unrealized gains of $17.3 million and $16.3 million, respectively, are included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.”
The following is a summary of “Net securities gains” for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Realized gains from available-for-sale investments	$—	$(10.0)	$(32.8)
Net securities gains	$—	$(10.0)	$(32.8)
During 2012, the Company disposed of two securities classified as other asset-backed securities with a fair value of $10.0 million. These securities had previously been written down to a nominal fair value, resulting in a realized gain of $10.0 million in 2012 and were reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in the Consolidated Statements of Operations. During 2011, the Company recognized settlements of $32.8 million equal to all of the outstanding principal from two securities classified as other asset-backed securities. These securities had previously been written down to a nominal fair value, resulting in a realized gain of $32.8 million in 2011 and were reclassified from "Accumulated other comprehensive loss" to “Net securities gains” in the Consolidated Statements of Operations.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued, or backed by U.S. government agencies, are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of December 31:

	2013			2012
(Dollars in millions)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	16	$30.8	64%	20	$45.3	71%
Below investment grade	50	17.3	36%	54	18.2	29%
Total	66	$48.1	100%	74	$63.5	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be $3.4 million and a nominal change to investments rated A or better as of December 31, 2013 and 2012, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. The following is a summary of amortized cost and fair value of available-for-sale of securities by contractual maturity as of December 31:

	2013		2012
(Amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After one year through five years	$7.7	$8.0	$8.2	$8.9
Mortgage-backed and other asset-backed securities	23.7	40.1	41.1	54.6
Total	$31.4	$48.1	$49.3	$63.5
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at December 31, 2013 and 2012: 64 percent and 60 percent, respectively, used a third party pricing service; 10 percent and 12 percent, respectively, used broker pricing; and 26 percent and 28 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at December 31, 2013 and 2012.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by (used in) operating activities" line in the Consolidated Statements of Cash Flows include the following (gains) losses related to assets and liabilities denominated in foreign currencies, for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Net realized foreign currency (gains) losses	$(3.3)	$(2.8)	$2.9
Net losses from the related forward contracts	5.3	5.8	5.8
Net losses from foreign currency transactions and related forward contracts	$2.0	$3.0	$8.7

As of December 31, 2013 and 2012, the Company had $129.0 million and $173.0 million, respectively, of outstanding notional amounts relating to its forward contracts. As of December 31, 2013 and 2012, the Company reflected the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2013	2012	2013	2012	2013	2012
Forward contracts	Other assets	$0.4	$0.7	$(0.2)	$(0.1)	$0.2	$0.6

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2013	2012	2013	2012	2013	2012
Forward contracts	Accounts payable and other liabilities	$(0.8)	$(0.1)	$0.2	$0.1	$(0.6)	$—
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

Note 7 — Property and Equipment

The following table is a summary of property and equipment as of December 31:

(Amounts in millions)	2013	2012
Computer hardware and software	$215.8	$204.5
Signage	90.6	94.5
Equipment at agent locations	74.8	72.1
Office furniture and equipment	33.0	37.5
Leasehold improvements	28.5	26.4
Total property and equipment	442.7	435.0
Accumulated depreciation	(307.9)	(307.1)
Total property and equipment, net	$134.8	$127.9
The following table is a summary of depreciation expense for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Computer hardware and software	$23.2	$20.8	$21.1
Signage	14.9	12.1	9.6
Equipment at agent locations	4.6	4.3	6.5
Office furniture and equipment	3.8	3.7	4.0
Leasehold improvements	3.5	2.5	3.7
Total depreciation expense	$50.0	$43.4	$44.9
At December 31, 2013 and 2012, there was $14.9 million and $7.0 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

During 2013, the Company recognized a loss of $0.1 million on furniture and equipment related to the closing of an office location and disposal of equipment at agent locations and signage. During 2012, the Company recognized losses of $0.9 million, primarily related to disposal of furniture and equipment related to the closing of two office locations. Losses on disposals in 2011 were nominal. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.
In 2011, the Company recognized a $2.4 million impairment charge on the sale of land. During 2011, the Company also recognized a $0.7 million capitalized software impairment charge, primarily in connection with the disposition of assets in the Global Funds Transfer segment. The impairment charges recorded in 2011 were included in the “Other costs” line in the Consolidated Statements of Operations.

Note 8 — Goodwill and Intangible Assets

The following table is a roll-forward of goodwill by reporting segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Total
Balance as of December 31, 2011	$428.7	$—	$428.7
Balance as of December 31, 2012	$428.7	$—	$428.7
Acquisitions	$6.5	$—	$6.5
Balance as of December 31, 2013	$435.2	$—	$435.2
The Company performed an annual assessment of goodwill during the fourth quarter of 2013, 2012 and 2011. No impairments of goodwill were recorded in 2013, 2012 and 2011.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31, 2013 and 2012:

	2013		2012
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$438.4	$(3.2)	$431.9	$(3.2)
Financial Paper Products	2.5	(2.5)	2.5	(2.5)
Other	15.7	(15.7)	15.7	(15.7)
Total	$456.6	$(21.4)	$450.1	$(21.4)
The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2013			2012
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Agent rights and consumer relationships	$8.5	$(1.1)	$7.4	$7.3	$(6.4)	$0.9
Non-compete agreements	1.0	(0.1)	0.9	0.2	(0.2)	—
Trademarks and licenses	—	—	—	0.6	(0.6)	—
Developed technology	—	—	—	0.1	(0.1)	—
Total intangible assets	$9.5	$(1.2)	$8.3	$8.2	$(7.3)	$0.9
In 2013, the Company completed four acquisitions. As a result of the acquisitions, the Company acquired agent contracts valued at $7.1 million, which are amortized over a life of five years, and entered into non-compete agreements valued at $1.0 million, which are amortized over lives ranging between three to five years. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment. See Note 3 — Acquisitions and Disposals for additional disclosure.
In 2011, the Company acquired the agent contracts of a former super-agent in Spain for a purchase price of $1.0 million, which are amortized over a life of four years. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment.

The Company recognized an impairment charge of $2.0 million in 2011, primarily due to a disposition of assets and acquisition activity, for certain agent contracts utilized in the Global Funds Transfer segment. The impairment charge was recorded in the “Other costs” line in the Consolidated Statements of Operations.
Intangible asset amortization expense for 2013, 2012 and 2011 was $0.7 million, $0.9 million and $1.1 million, respectively. The estimated future intangible asset amortization expense is $2.0 million, $1.9 million, $1.8 million, $1.4 million and $1.2 million for 2014, 2015, 2016, 2017 and 2018, respectively.

Note 9 — Debt

The following is a summary of the Company's outstanding debt at December 31, 2013 and activity since December 31, 2011:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Second lien notes due 2018	Senior secured credit facility due 2020	Total debt
Balance at December 31, 2011	$339.2	$146.7	$325.0	$—	$810.9
Payments	—	(1.5)	—	—	(1.5)
Amortization of discount	0.2	0.3	—	—	0.5
Balance at December 31, 2012	339.4	145.5	325.0	—	809.9
Borrowings, gross	—	—	—	850.0	850.0
Discount on borrowings (1)	—	0.8	—	(0.8)	—
Amortization of discount	—	0.1	—	0.1	0.2
Write-off of discount upon prepayment	0.6	1.7	—	—	2.3
Payments	(340.0)	(148.1)	(325.0)	(6.4)	(819.5)
Balance at December 31, 2013	$—	$—	$—	$842.9	$842.9
Weighted average interest rate	4.25%	4.25%	13.25%	4.25%
(1)As a result of the 2013 Credit Agreement, the entire debt discount was transferred from the 2011 Credit Agreement to the 2013 Credit Agreement.
2011 Credit Agreement — On May 18, 2011, MoneyGram Payment Systems Worldwide, Inc. (“Worldwide”) entered into a $540.0 million Credit Agreement with Bank of America, N.A. ("BOA"), as Administrative Agent, and the lenders party thereto (the "2011 Credit Agreement"). The 2011 Credit Agreement was comprised of a $390.0 million six-and-one-half-year term loan maturing the earlier of November 2017 and 180 days prior to the scheduled maturity of Worldwide’s 13.25% senior secured second lien notes due 2018 (the "second lien notes"), and a $150.0 million five-year revolving credit facility, maturing May 2016. The term loan was issued to Worldwide at 99.75% of par. On November 21, 2011, Worldwide entered into an amendment related to the 2011 Credit Agreement and obtained an incremental term loan in an aggregate principal amount of $150.0 million. The incremental term loan was issued to Worldwide at 98.00% of par.
The 2011 Credit Agreement permitted Worldwide to elect an interest rate at each reset period based on the BOA prime bank rate or the Eurodollar rate. Worldwide elected the Eurodollar rate as its primary interest basis, and elected for a minimal amount of the term debt to accrue interest at the interest rate based on the BOA prime bank rate. The 2011 Credit Agreement was amended, restated and replaced in its entirety with the 2013 Credit Agreement (as defined below).
Second Lien Notes — As part of the Company’s recapitalization transaction in March 2008 (the “2008 Recapitalization”), Worldwide issued $500.0 million of second lien notes to Goldman, Sachs & Co. (“Goldman Sachs”), which were scheduled to mature in March 2018. The indenture governing the second lien notes was amended in March 2011 to permit the 2011 Recapitalization. In August 2011, following the downgrade of U.S. government debt, the indenture was amended to update the definition of highly rated investments. On November 21, 2011, the indenture was further amended to allow Worldwide the ability to redeem a portion of its second lien notes after the completion of a qualified equity offering of its common stock. On November 23, 2011, Worldwide exercised under this right and incurred a prepayment penalty totaling $23.2 million, which is recognized in the “Debt extinguishment costs” line in the Consolidated Statements of Operations.
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with BOA, as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the 2011 Credit Agreement, to purchase all of the outstanding second lien notes and also have been and will be used to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the second lien notes and for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2013, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $124.6 million of availability thereunder.
2013 Note Repurchase — In connection with the Company's entry into the 2013 Credit Agreement, the Company purchased all $325.0 million of the outstanding second lien notes for a purchase price equal to 106.625 percent of the principal amount purchased, plus accrued and unpaid interest, which was funded with a portion of the net proceeds from the 2013 Credit Agreement described above. Following the closing of the transaction, the second lien notes were canceled, and no second lien notes remain outstanding.
The entry into the 2013 Credit Agreement and the purchase of the second lien notes was accounted for principally as a debt extinguishment with a partial modification of debt, in accordance with ASC 470 — Debt. Under debt extinguishment accounting, the Company expensed the pro-rata portion of deferred financing costs and debt discount costs related to the extinguished debt balance. For the debt balance classified as a modification, the Company was required to amortize the pro-rata portion of the deferred financing costs and unamortized debt discount from the 2011 Credit Agreement over the terms of the 2013 Credit Agreement. Additionally, the Company expensed the pro-rata portion of the financing costs related to the 2013 Credit Agreement as third party costs in connection with the modification of debt.
Debt Covenants and Other Restrictions — Borrowings under the 2013 Credit Agreement are subject to various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay cash dividends and other restricted payments; and effect loans, advances and certain other transactions with affiliates.
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $50.0 million, subject to an incremental build-up based on our consolidated net income in future periods.
The 2013 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact the Company's liquidity by restricting the Company's ability to borrow under the revolving credit facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in the 2013 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA, adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to the measure discussed under EBITDA and Adjusted EBITDA. Interest coverage is calculated as adjusted EBITDA to net cash interest expense.
The Company is required to maintain Asset Coverage greater than its payment service obligations. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). The Asset Coverage is the same calculation used for the Assets in Excess of Payment Service Obligations. See Note 2 — Summary of Significant Accounting Policies for details of the Assets in Excess of Payment Service Obligations calculation as of December 31, 2013.

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
We continuously monitor our compliance with our debt covenants. At December 31, 2013, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 6.90 and our Total Secured Leverage ratio was 2.781.
Debt Discount — The amortization of the debt discount for 2011 includes a pro-rata write-off of the term debt. For the year ended December 31, 2011, the Company recorded a $1.1 million write off of debt discount related to debt extinguishment, which is recorded in “Other costs” in the Consolidated Statements of Operations. The following is the debt discount amortization, recorded in “Interest expense,” and the write-off of the debt discount, recorded in "Debt extinguishment costs," in the Consolidated Statements of Operations for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Amortization of debt discount	$0.2	$0.5	$0.4
Write-off of debt discount upon prepayments	2.3	—	0.1
Total amortization of discount	$2.5	$0.5	$0.5

Deferred Financing Costs —The Company capitalized financing costs in “Other assets” in the Consolidated Balance Sheets and amortizes them over the term of the related debt using the effective interest method. Expense of the deferred financing costs during 2013, 2012 and 2011 include the write-off of a pro-rata portion of deferred financing costs in connection with the extinguishment of the 2011 Credit Agreement, as well as payments on the second lien notes, the incremental term loan and the term debt. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following table is a summary of the deferred financing costs at December 31:

	2008 Senior Facility	2011 Credit Agreement				2013 Credit Agreement
(Amounts in millions)	Senior Tranche B Loan	Senior revolving credit facility	Senior secured credit facility	Senior secured incremental term	Second lien notes	Senior secured revolving credit facility	Senior secured credit facility	Total Deferred Financing Costs
Balance at January 1, 2011	$5.8	$—	$—	$—	$24.3	$—	$—	$30.1
Capitalized deferred financing costs	—	3.3	8.7	3.2	5.0	—	—	20.2
Amortization of deferred financing costs	(1.0)	(0.5)	(0.7)	(0.1)	(3.6)	—	—	(5.9)
Transfer of deferred financing costs	(0.7)	0.7	—	—	—	—	—	—
Write-off of deferred financing costs	(4.1)	—	(1.1)	—	(9.1)	—	—	(14.3)
Balance at December 31, 2011	—	3.5	6.9	3.1	16.6	—	—	30.1
Amortization of deferred financing costs	—	(0.8)	(1.2)	(0.6)	(2.6)	—	—	(5.2)
Balance at December 31, 2012	—	2.7	5.7	2.5	14.0	—	—	24.9
Capitalized deferred financing costs	—	—	—	—	—	0.6	10.7	11.3
Amortization of deferred financing costs	—	(0.2)	(0.3)	(0.1)	(0.6)	(0.4)	(1.3)	(2.9)
Transfer of deferred financing costs (2)	—	(2.0)	(1.1)	(0.6)	—	2.0	1.7	—
Write-off of deferred financing costs	—	(0.5)	(4.3)	(1.8)	(13.4)	—	—	(20.0)
Balance at December 31, 2013	$—	$—	$—	$—	$—	$2.2	$11.1	$13.3
(1) As a result of the 2011 Recapitalization, a portion of the deferred financing costs were transferred from the 2008 Senior Facility to the 2011 Credit Agreement.
(2) As a result of the 2013 Credit Agreement, a portion of the deferred financing costs were transferred from the 2011 Credit Agreement to the 2013 Credit Agreement.
Debt Extinguishment Costs — In 2013, the Company recognized debt extinguishment costs of $45.3 million in connection with the 2013 Credit Agreement, which included a prepayment penalty for the Company's purchase of the second lien notes and debt modification costs for the 2013 Credit Agreement. The Company recognized debt extinguishment costs of $37.5 million in connection with the 2011 Recapitalization and partial redemption of the second lien notes in November 2011. The following is a summary of the debt extinguishment costs at December 31:

(Amounts in millions)	2013	2012	2011
Prepayment penalty	$21.5	$—	$23.2
Write-off of unamortized deferred financing costs	20.0	—	14.3
Write-off of debt discount upon prepayments	2.3	—	—
Debt modification costs	1.5	—	—
Debt extinguishment costs	$45.3	$—	$37.5
Interest Paid in Cash — The Company paid $43.9 million, $64.4 million and $78.5 million of interest in 2013, 2012 and 2011, respectively.
Maturities — At December 31, 2013, borrowings under the $125.0 million Revolving Credit Facility will mature in 2018 and the $790.5 million balance on the Term Credit Facility will mature in 2020, while debt principal totaling $53.1 million will be paid in increments of $2.1 million quarterly through 2020.

Note 10 — Pension and Other Benefits

Pension Benefits — The Pension Plan is a frozen non-contributory funded defined benefit pension plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is the Company’s policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan.
Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2013, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
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
Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension			SERPs			Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Discount rate	4.04%	4.90%	5.30%	3.99%	4.80%	5.30%	4.09%	4.90%	5.30%
Expected return on plan assets	6.20%	7.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	8.00%	8.50%	9.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2019	2019	2019
Projected benefit obligation:
Discount rate	4.81%	4.04%	4.90%	4.78%	3.99%	4.80%	4.82%	4.09%	4.90%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	7.00%	8.00%	8.50%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2023	2019	2019
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
Pension Assets — The Company employs a total return investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets, such as real estate and short-term investment funds, are used on a limited basis. The Company strives to maintain an equity and fixed income securities allocation mix appropriate to its funded status. As of December 31, 2013, the funding mix was approximately 47 percent equity and 53 percent fixed income. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The following table is a summary of the Company’s weighted-average asset allocation for the Pension Plan by asset category at the measurement date for the years ended December 31:

	2013	2012
Equity securities	45.0%	56.9%
Fixed income securities	50.8%	38.4%
Real estate	3.5%	4.0%
Other	0.7%	0.7%
Total	100.0%	100.0%
The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. The following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

•	Short-term investment funds — These securities are valued at historical cost, which approximates fair value.

•
Common collective trusts issued and held by the trustee — The fair values of the underlying funds in the common/collective trusts are valued based on the net asset value established for each fund at each valuation date. The net asset value of a collective investment fund is calculated by dividing the fund's net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date, which is derived from observable purchase and redemption activity in the collective investment fund.

•	Mutual Funds — The fair value of the mutual fund issued by registered investment companies is determined using quoted market prices on the day of valuation.

•
Real estate — The Pension Plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated fair value of the plan’s related ownership percentage in the project based upon an appraisal of the underlying real property as of each balance sheet date. The fund investment strategy for this asset is long-term capital appreciation.

The following tables are a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level, as of December 31:

	2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term investment fund	$—	$0.9	$—	$0.9
Common collective trust — equity securities
Large Cap securities	—	32.8	—	32.8
Small Cap securities	—	8.5	—	8.5
International securities	—	16.8	—	16.8
Emerging markets	—	3.4	—	3.4
Common collective trust — fixed income securities
Core fixed income	—	69.4	—	69.4
Real estate	—	—	4.8	4.8
Total financial assets	$—	$131.8	$4.8	$136.6
	2012
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term investment fund	$—	$0.9	$—	$0.9
Common collective trust — equity securities
Large Cap securities	—	46.1	—	46.1
Small Cap securities	—	11.7	—	11.7
International securities	—	11.2	—	11.2
Common collective trust — fixed income securities
Core fixed income	—	46.7	—	46.7
Real estate	—	—	4.8	4.8
Total financial assets	$—	$116.6	$4.8	$121.4
The Company’s pension plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2013 and 2012 was $4.8 million. The change in reported net asset value for this asset resulted in a nominal unrealized gain for 2013 and 2012.

The following table represents the Pension Plan's Level 3 financial instrument, the valuation techniques used to measure the fair value of the financial instrument, and the significant unobservable inputs and the ranges of values for those inputs.

(Amounts in millions)
Instrument	Fair Value	Principal Valuation Technique
Real Estate	$4.8	Appraisal of underlying asset

In estimating fair value of the investments in Level 3, the Company may use third party pricing sources or appraisers. In substantiating the reasonableness of the pricing data provided by third parties, the Company evaluates a variety of factors including review of methods and assumptions used by external sources, recently executed transactions, existing contracts, economic conditions, industry and market developments, and overall credit ratings.
Plan Financial Information — Net periodic benefit expense (income) for the Pension Plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in millions)	2013	2012	2011	2013	2012	2011
Interest cost	$9.6	$10.6	$11.4	$0.1	$0.1	$0.1
Expected return on plan assets	(7.3)	(7.9)	(8.2)	—	—	—
Amortization of prior service credit	—	—	—	(0.6)	(0.6)	(0.6)
Recognized net actuarial loss	7.7	5.9	6.3	0.4	0.4	0.2
Net periodic benefit expense (income)	$10.0	$8.6	$9.5	$(0.1)	$(0.1)	$(0.3)
The postretirement benefits expense for 2011 was reduced by less than $0.1 million due to subsidies received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company did not receive any subsidies in 2012 or 2013.

The following tables are a summary of the amounts recognized in other comprehensive income (loss) and net periodic benefit expense (income) for the years ended December 31:

	2013
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial gain	$(18.8)	$(1.2)
Amortization of net actuarial gain	(7.7)	(0.4)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive income (loss)	$(26.5)	$(1.0)
Total recognized in net periodic benefit expense (income)	$10.0	$(0.1)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$(16.5)	$(1.1)
	2012
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$22.2	$0.6
Amortization of net actuarial loss	(5.9)	(0.4)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive income (loss)	$16.3	$0.8
Total recognized in net periodic benefit expense (income)	$8.6	$(0.1)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$24.9	$0.7
	2011
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$7.6	$1.8
Amortization of net actuarial loss	(6.3)	(0.2)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive income (loss)	$1.3	$2.2
Total recognized in net periodic benefit expense (income)	$9.5	$(0.3)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$10.8	$1.9
The estimated net loss and prior service cost for the Pension Plan and SERPs that will be amortized from “Accumulated other comprehensive income (loss)” into “Net periodic benefit expense” during 2014 is $6.9 million ($4.4 million net of tax) and none, respectively. The estimated net loss and prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive income (loss)” into “Net periodic benefit expense (income)” during 2014 is $0.3 million ($0.2 million, net of tax) and $0.6 million ($0.4 million net of tax), respectively.

The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the Pension Plan and SERPs and the postretirement benefit plans as of and for the years ended December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at the beginning of the year	$245.7	$223.6	$2.5	$2.0
Interest cost	9.6	10.6	0.1	0.1
Actuarial (gain) loss	(7.7)	24.8	(1.2)	0.6
Benefits paid	(14.0)	(13.3)	—	(0.2)
Benefit obligation at the end of the year	$233.6	$245.7	$1.4	$2.5
	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at the beginning of the year	$121.4	$110.1	$—	$—
Actual return on plan assets	18.4	10.4	—	—
Employer contributions	10.8	14.2	—	0.2
Benefits paid	(14.0)	(13.3)	—	(0.2)
Fair value of plan assets at the end of the year	$136.6	$121.4	$—	$—
Unfunded status at the end of the year	$(97.0)	$(124.3)	$(1.4)	$(2.5)
The unfunded status of the pension and SERPs decreased by 22 percent as the benefit obligation decreased $12.1 million and the fair value of the pension plan assets increased $15.2 million during the year. The unfunded status of the Pension Plan was $21.9 million and $52.9 million at December 31, 2013 and 2012, respectively, and the unfunded status of the SERPs was $75.1 million and $71.4 million at December 31, 2013 and 2012, respectively.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension Plan and SERPs and the postretirement benefit plans as of December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2013	2012	2013	2012
Pension and other postretirement benefits liability	$(97.0)	$(124.3)	$(1.4)	$(2.5)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	54.2	70.6	1.8	3.4
Prior service cost (credit) for pension and postretirement benefits, net of tax	0.1	0.1	(2.3)	(2.9)
The following table summarizes the projected benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and the postretirement benefit plans in excess of the fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$158.5	$174.3	$75.1	$71.4	$1.4	$2.5
Accumulated benefit obligation	158.5	174.3	71.9	71.4	—	—
Fair value of plan assets	136.6	121.4	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension Plan and SERPs and the postretirement benefit plans for the years ended December 31:

(Amounts in millions)	2014	2015	2016	2017	2018	2019-2023
Pension and SERPs	$17.1	$22.7	$15.0	$15.0	$16.1	$75.4
Postretirement benefits	0.2	0.1	0.1	0.1	0.1	0.4
The Company has a minimum required contribution of approximately $6.7 million for the Pension Plan in 2014, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $7.1 million in 2014.

Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.1 million, $3.8 million and $3.5 million in 2013, 2012 and 2011, respectively. MoneyGram does not have an employee stock ownership plan.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $1.9 million, $1.9 million and $1.2 million for 2013, 2012 and 2011, respectively.
Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured. The Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At December 31, 2013 and 2012, the Company had a liability related to the deferred compensation plans of $2.4 million and $2.5 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trust had a market value of $9.7 million and $8.6 million at December 31, 2013 and 2012, respectively, recorded in “Other assets” in the Consolidated Balance Sheets. The Company made payments relating to the deferred compensation plans totaling $0.1 million and $0.7 million in 2013 and 2012, respectively.

Note 11 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. In connection with the spin-off from its former parent, Viad Corporation, MoneyGram was recapitalized such that there were 15,388,120 shares of MoneyGram common stock issued. On May 18, 2011, the Company issued an additional 39,325,154 shares of common stock in connection with the 2011 Recapitalization. See below for further information above. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2013 or 2012. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement.
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
Series D Participating Convertible Preferred Stock — In connection with the 2011 Recapitalization, the Company issued 173,189 shares of Series D Participating Convertible Preferred Stock, par value $0.01 per share (the “D Stock”), to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs which receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive two percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder which receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2013, the Company has repurchased 6,795,017 shares of common stock under this authorization and has remaining authorization to repurchase up to 5,204,983 shares. In relation to the reverse stock split, the Company repurchased 17 shares in 2011.

The following table is a summary of the activity of the Company’s stock authorized, issued and outstanding as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2011	200	109	109	162,500	62,264	57,835	(4,429)
Stock option exercised and release of restricted stock units	—	—	—	—	—	22	22
December 31, 2012	200	109	109	162,500	62,264	57,857	(4,407)
Stock option exercised and release of restricted stock units	—	—	—	—	—	106	106
December 31, 2013	200	109	109	162,500	62,264	57,963	(4,301)
On September 27, 2011, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A shares”), which results in the shares resuming their status as undesignated preferred stock of the Company. There were no Series A shares issued or outstanding in 2013, 2012 or 2011.
2011 Recapitalization — Following shareholder approval on May 18, 2011, the Company completed its recapitalization transaction in accordance with the Recapitalization Agreement (the “Recapitalization Agreement”), dated as of March 7, 2011, as amended, by and among the Company, affiliates and co-investors of Thomas H. Lee Partners, L.P. (“THL”) and affiliates of Goldman Sachs  (collectively with THL, the “Investors”). Pursuant to the Recapitalization Agreement, (i) THL converted all of its shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the “B Stock”), into 35.8 million shares of common stock and (ii) Goldman Sachs converted all of its shares of Series B-1 Participating Convertible Preferred Stock, par value $0.01 per share (the “B-1 Stock,” and collectively with the B Stock, the “Series B Stock”), into 157,686 shares of D Stock, and (iii) THL received 3.5 million additional shares of common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash. Collectively, these transactions are referred to as the “2011 Recapitalization”. Under the 2011 Recapitalization, the Investors received a cash dividend payment for amounts earned under the terms of the Series B Stock for the period from March 26, 2011 through May 18, 2011. As a result of the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ equity. During 2011, the Company recognized $5.4 million for transaction costs related to the 2011 Recapitalization, which are recorded in the “Other” line in the Consolidated Statements of Operations.
The following table is a summary of the transactional components of the 2011 Recapitalization and their corresponding impacts to Mezzanine Equity and the components of Stockholders’ Deficit in the Consolidated Balance Sheets:

		2011 Stockholders’ Deficit
(Amounts in millions, except share data)	Mezzanine Equity	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Loss	Total Activity
Conversion of B Stock to common stock	$(716.1)	$—	$2.9	$713.2	$—	$—
Conversion of B-1 Stock to D Stock	(394.2)	394.2	—	—	—	—
Accretion of unamortized mezzanine equity discounts	76.1	—	—	—	(76.1)	—
Additional stock consideration paid	—	52.7	0.3	95.5	(148.5)	—
Non-cash activity	(1,034.2)	446.9	3.2	808.7	(224.6)	—
Additional cash consideration paid	—	—	—	—	(218.3)	(218.3)
Cash dividends paid on mezzanine equity	—	—	—	—	(20.5)	(20.5)
Cash activity					(238.8)	(238.8)
Total 2011 Recapitalization impact to Mezzanine Equity and Stockholders’ Deficit	$(1,034.2)	$446.9	$3.2	$808.7	$(463.4)	$(238.8)
Shares issued upon conversion	—	157,686	35,804,796
Additional stock consideration paid	—	15,503	3,520,358
Total new shares issued under the 2011 Recapitalization	—	173,189	39,325,154
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
In 2012, one of the Investors sold all of its common stock to an unrelated third-party, resulting in cumulative participation securities payments in excess of its original investment basis. The Investor paid $0.3 million to Walmart for settlement in full of its obligation under the Participation Agreement and as a result, the Company recognized expense and a corresponding increase to additional paid-in capital in 2012. As of December 31, 2013, the performance condition for only this Investor has been achieved.
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
Equity Registration Rights Agreement — In connection with the 2008 Recapitalization, the Company and the Investors entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, as amended on May 18, 2011, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, the Company is required, after a specified holding period, to use the Company's reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. The Company is obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. On December 14, 2010, the Company filed a shelf registration statement on Form S-3 with the SEC that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. The registration statement was declared effective by the SEC on July 7, 2011.
Secondary Offering — In November and December 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares in an underwritten offering. In connection with the secondary offering, 63,950 shares of D Stock were converted to 7,993,762 shares of common stock, which resulted in a decrease to D Stock of $165.0 million and an increase to common stock and additional paid in capital. The Company did not receive proceeds from the offering.
Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2013	2012
Net unrealized gains on securities classified as available-for-sale, net of tax	$17.3	$16.3
Cumulative foreign currency translation adjustments, net of tax	3.5	2.6
Pension and postretirement benefits adjustments, net of tax	(53.8)	(71.2)
Accumulated other comprehensive loss	$(33.0)	$(52.3)

The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during 2013 and 2012:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2011	$21.5	$1.0	$(60.5)	$(38.0)
Other comprehensive (loss) income before amortization	4.8	1.6	(14.2)	(7.8)
Amounts reclassified/amortized from accumulated other comprehensive loss	(10.0)	—	3.5	(6.5)
Net current period other comprehensive (loss) income	(5.2)	1.6	(10.7)	(14.3)
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	5.1	0.9	12.6	18.6
Amounts reclassified/amortized from accumulated other comprehensive loss	(4.1)	—	4.8	0.7
Net current period other comprehensive income	1.0	0.9	17.4	19.3
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
The following table is a summary of the significant amounts amortized out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2013	Statement of Operations Location
Unrealized gains on securities classified as available-for-sale, before tax	$(5.7)	"Investment revenue"
Tax expense, net	1.6
Total gains, net of tax	$(4.1)

Pension and postretirement benefits adjustments:
Prior service credits	$(0.6)	"Compensation and benefits"
Net actuarial losses	8.1	"Compensation and benefits"
Total before tax	7.5
Tax benefit, net	(2.7)
Total, net of tax	$4.8

Total amortization for the period, net of tax	$0.7

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2013, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 7,125,000 to 12,925,000 shares. As of December 31, 2013, the Company has remaining authorization to issue future grants of up to 6,643,214 shares.
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
The following table is a summary of stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Expense recognized related to stock options	$6.7	$7.4	$15.6
Expense recognized related to restricted stock units	4.5	1.8	0.7
Stock-based compensation expense	$11.2	$9.2	$16.3
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
All options granted in 2011, 2012 and 2013 have a term of 10 years. Beginning in the fourth quarter of 2011, all options issued are time-based and vest over a four-year period in an equal number of shares each year.
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

	2013	2012	2011
Expected dividend yield(1)	0%	0%	0%
Expected volatility(2)	68.2% - 69.0%	69.7%-71.8%	71.3%-72.9%
Risk-free interest rate(3)	1.1% - 1.2%	0.9%-1.5%	1.3%-2.9%
Expected life(4)	6.3 years	6.3 years	6.3-6.5 years
Weighted-average grant-date fair value per option	$10.51	$10.60	$16.23

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

The following table is a summary of the Company’s stock option activity for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2012	4,412,076	$22.10
Granted	1,012,805	16.84
Exercised	(57,782)	18.44
Forfeited/Expired	(575,095)	29.59
Options outstanding at December 31, 2013	4,792,004	$20.14	6.8 years	$13.0
Vested or expected to vest at December 31, 2013	4,654,151	$20.20	6.7 years	$12.6
Options exercisable at December 31, 2013	1,707,410	$21.01	5.8 years	$5.6

The following table is a summary of the Company's stock option compensation information for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Intrinsic value of options exercised	$0.1	$—	$221.9
Cash received from option exercises	$1.1	$—	$0.7
Unrecognized stock option expense	$13.3
Remaining weighted-average vesting period	1.5 years
Restricted Stock Units — During 2013, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting, based on average annual adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization and less certain non-recurring or other unexpected expenses) growth during the applicable performance period (2013 - 2015). Under the terms of the restricted stock units granted in 2013, the number of restricted stock units that will vest is determined based on the extent to which the performance goal is achieved.  Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of average annual adjusted EBITDA at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
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
The fair value of restricted stock units is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the performance based restricted stock units, the grant-date fair values at the threshold and target performance levels are $8.7 million and $17.3 million, respectively. As of December 31, 2013, the Company believes it is probable it will achieve the performance goal at the target level for the 2013 restricted stock units and between the threshold and target levels for the 2011 and 2012 restricted stock units on the third anniversary. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2013:

	Total Shares	Weighted Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period	Aggregate Intrinsic Value ($000,000)
Outstanding at December 31, 2012	532,224	$16.80	1.7 years	$7.1
Granted	793,172	16.71
Vested and converted to shares	(48,474)	16.71
Forfeited	(90,778)	17.08
Outstanding at December 31, 2013	1,186,144	$16.73	1.8 years	$24.6
Vested and outstanding at December 31, 2013	62,100	$16.74		$1.3

No vested restricted stock units were convertible as of December 31, 2013.
The following table is a summary of the Company's restricted stock and restricted stock unit compensation information for the years ended December 31:

(Dollars in millions)	2013	2012	2011
Market value of restricted stock units converted	$0.8	$0.6	$0.6
Unrecognized restricted stock unit expense	$9.5
Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of the performance goal on the third anniversary. Unrecognized restricted stock unit expense, as of December 31, 2013, under the minimum and maximum thresholds are $2.4 million and $14.1 million, respectively.
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
The fair value of stock appreciation rights was calculated using a Black-Scholes single option pricing model and is recorded as a liability in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Expense for stock appreciation rights is recognized in the “Compensation and benefits” line in the Consolidated Statements of Operations using the straight-line method over the vesting period. Expense related to stock appreciation rights was nominal for 2013 and 2012.
The following table is a summary of the Company’s stock appreciation rights activity for the year ended December 31, 2013:

	Total Shares	Weighted Average Price
Stock appreciation rights outstanding at December 31, 2012	8,600	$17.03
Granted	4,743	17.00
Forfeited	(1,923)	17.03
Stock appreciation rights outstanding at December 31, 2013	11,420	$17.02

Note 13 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2013	2012	2011
U.S.	$69.9	$(9.6)	$39.7
Foreign	15.4	0.7	0.1
Income (loss) before income taxes	$85.3	$(8.9)	$39.8
Foreign income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense (benefit) for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Current:
Federal	$9.7	$6.1	$40.0
State	0.1	0.5	6.3
Foreign	11.1	4.0	6.9
Current income tax expense	20.9	10.6	53.2
Deferred income tax expense (benefit)	12.0	29.8	(72.8)
Income tax expense (benefit)	$32.9	$40.4	$(19.6)
As of December 31, 2013 and 2012, the Company had a net income tax payable of $53.7 million and $52.3 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Income taxes paid were $8.0 million, $2.9 million and $3.7 million for 2013, 2012 and 2011, respectively. Income tax refunds received were $0.8 million in 2013; no refunds were received for 2012 or 2011.
The following table is a reconciliation of the expected federal income tax expense (benefit) at statutory rates to the actual tax expense (benefit) provided for the years ended in December 31:

(Amounts in millions)	2013	2012	2011
Income tax expense (benefit) at statutory federal income tax rate	$29.8	$(3.1)	$13.9
Tax effect of:
State income tax, net of federal income tax effect	1.7	0.9	1.9
Valuation allowance	(2.7)	0.6	(31.4)
International taxes	3.2	1.8	1.3
Net permanent difference	0.2	1.0	(6.0)
(Decrease) increase in tax reserve	(0.5)	37.1	(0.2)
Stock options	1.6	3.7	1.3
Other	(0.4)	(1.6)	(0.4)
Income tax expense (benefit)	$32.9	$40.4	$(19.6)
In 2013, the Company recognized a tax expense of $32.9 million on pre-tax income of $85.3 million, benefiting from proceeds on securities that result in a release of valuation allowance, offset by international taxes and the reversal of tax benefits recorded on cancelled stock options for executive employee terminations. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
In 2012, the Company recognized a tax expense of $40.4 million on pre-tax loss of $8.9 million resulting from additions to uncertain tax positions and the reversal of tax benefits recorded on cancelled stock options for executive employee terminations.
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
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2013	2012
Deferred tax assets:
Postretirement benefits and other employee benefits	$39.7	$57.3
Tax loss carryovers	76.3	415.0
Tax credit carryovers	27.6	27.9
Basis difference in revalued investments	106.1	87.9
Bad debt and other reserves	3.5	3.6
Other	5.0	1.9
Valuation allowance	(174.8)	(477.0)
Total deferred tax asset	83.4	116.6
Deferred tax liabilities:
Depreciation and amortization	(72.8)	(70.3)
Gross deferred tax liability	(72.8)	(70.3)
Net deferred tax asset	$10.6	$46.3
Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Substantially all of the deferred tax assets relate to the U.S. jurisdiction.

At the end of 2013, capital losses on the 2008 security sales expired, resulting in offsetting decreases to tax loss carryover, deferred tax assets and valuation allowance. Changes in facts and circumstances in the future may cause the Company to record additional tax benefits as further deferred tax valuation allowances are released and carry-forwards are utilized.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2013:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2014 -2018	$182.0
U.S. federal tax credit carry-forwards	Indefinite	$27.6
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S. federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, U.S. federal and certain state income tax examinations for 2005 through 2012.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. As of December 31, 2013, the IRS and the Company have reached a partial settlement on $186.9 million of deductions in dispute. The Company has recognized a cumulative benefit of $139.9 million relating to these deductions as of December 31, 2013. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a summary is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Beginning balance	$51.6	$9.6	$10.2
Additions based on tax positions related to prior years	0.9	1.6	—
Additions based on tax positions related to current year	—	40.8	—
Lapse in statute of limitations	(0.5)	(0.4)	(0.5)
Reductions for tax positions of prior years	—	—	(0.1)
Ending balance	$52.0	$51.6	$9.6
As of December 31, 2013, the liability for unrecognized tax benefits was $52.0 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of Operations. For the years ended December 31, 2013, 2012 and 2011, the Company accrued approximately $1.1 million, $0.7 million and $0.2 million, respectively, in interest and penalties in its Consolidated Statements of Operations, respectively. As of December 31, 2013 and 2012, the Company had a liability of $2.1 million and $2.0 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of December 31, 2013, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2013 and 2012, a deferred tax liability of $7.6 million and $5.6 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 14 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2023. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. The deferred rent liability relating to these incentives was $2.6 million at December 31, 2013 and 2012, respectively.
The following table is a summary of the minimum rental expense under operating leases for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Rent expense	$16.2	$15.6	$16.6
Contingent rent	0.2	—	—
Sublease agreements	(1.0)	(0.7)	(0.3)
Minimum rent expense under operating leases	$15.4	$14.9	$16.3
The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at December 31, 2013 (amounts in millions):

2014	$15.2
2015	12.0
2016	6.0
2017	5.4
2018	5.0
Thereafter	11.7
Total	$55.3
Letters of Credit — At December 31, 2013, the Company had $0.4 million of letters of credit. These letters of credit reduce the amount available under the Revolving Credit Facility.
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
As of December 31, 2013, the liability for minimum commission guarantees is $4.0 million and the maximum amount that could be paid under the minimum commission guarantees is $13.3 million over a weighted average remaining term of 3.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in 2013 and 2012, the Company paid $1.5 million and $0.5 million, respectively, or 56 percent and 22 percent, respectively, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2013, the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $1.7 million and $38.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively. A charge of $0.2 million, $108.8 million and $1.9 million, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during 2013, 2012 and 2011, respectively, for legal proceedings.
Litigation Commenced Against the Company:
The Company is involved in various claims and litigation that arise from time to time in ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2011. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been filed against MoneyGram in connection with this investigation. Accordingly, we are unable to estimate the potential dollar amount of any loss in connection with this investigation or whether any loss in connection with this investigation could have a material adverse effect on our results of operations, cash flows or financial position. The Company does not believe there is a basis for any claim or recovery with respect to this matter and intends to vigorously defend itself if any claim is asserted.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company
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
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court. In December 2013, the IRS filed a motion with the court for partial summary judgment in the case, and in February 2014 the Company filed its response to that motion which included the Company's request for partial summary judgment.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada, Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company's agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 27 percent, 28 percent and 29 percent of total revenue in 2013, 2012 and 2011, respectively. Businesses that are not operated within these segments are categorized as “Other,” and primarily relate to discontinued products and businesses. "Other" also contains corporate items. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
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
Unallocated expenses in 2013 include $2.5 million of legal expenses for the settlement in connection with MDPA/U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million not allocated to the segments. Unallocated expenses in 2012 include $119.2 million of legal expenses for the settlement in connection with MDPA/U.S. DOJ investigation and the shareholder litigation, $1.0 million of severance and related costs from executive terminations as well as other net corporate costs of $7.6 million not allocated to the segments. Unallocated expenses in 2011 include $4.8 million of legal settlements and related costs for securities litigation associated with the Company's 2011 Recapitalization, $0.3 million of asset impairments and other net corporate costs of $4.8 million not allocated to the segments.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Global Funds Transfer revenue
Money transfer revenue	$1,287.8	$1,149.1	$1,040.1
Bill payment revenue	102.0	106.1	112.6
Total Global Funds Transfer revenue	1,389.8	1,255.2	1,152.7
Financial Paper Products revenue
Money order revenue	55.1	57.5	60.4
Official check revenue	28.9	27.0	32.9
Total Financial Paper Products revenue	84.0	84.5	93.3
Other revenue	0.6	1.5	1.8
Total revenue	$1,474.4	$1,341.2	$1,247.8
The following table is a summary of the operating income by segment and detail of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Global Funds Transfer operating income	$162.6	$149.6	$124.8
Financial Paper Products operating income	30.9	32.7	29.2
Total segment operating income	193.5	182.3	154.0
Other operating loss	(15.6)	(129.9)	(11.4)
Total operating income	177.9	52.4	142.6
Net securities gains	—	(10.0)	(32.8)
Interest expense	47.3	70.9	86.2
Debt extinguishment costs	45.3	—	37.5
Other costs	—	0.4	11.9
Income (loss) before income taxes	$85.3	$(8.9)	$39.8
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Global Funds Transfer	$46.5	$40.7	$40.5
Financial Paper Products	3.9	3.5	5.4
Other	0.3	0.1	0.1
Total depreciation and amortization	$50.7	$44.3	$46.0

The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2013	2012	2011
Global Funds Transfer	$49.3	$50.6	$44.3
Financial Paper Products	7.4	6.1	5.8
Total capital expenditures	$56.7	$56.7	$50.1
The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2013	2012
Global Funds Transfer	$1,611.3	$1,448.3
Financial Paper Products	2,800.0	3,395.1
Other	375.6	307.2
Total assets	$4,786.9	$5,150.6
Geographic areas — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2013	2012	2011
U.S.	$891.6	$822.5	$768.7
International	582.8	518.7	479.1
Total revenue	$1,474.4	$1,341.2	$1,247.8

Note 16 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly earnings per share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.
2013 Fiscal Quarters:

(Amounts in millions, except per share data)	First (1)	Second	Third	Fourth
Total revenue	$340.5	$365.1	$383.0	$385.8
Total operating expenses	296.2	322.6	334.9	342.8
Operating income	44.3	42.5	48.1	43.0
Total other expense	62.7	9.9	10.0	10.0
(Loss) income before income taxes	$(18.4)	$32.6	$38.1	$33.0
Net (loss) income	$(12.6)	$19.1	$22.5	$23.4

(Loss) income per common share
Basic	$(0.18)	$0.27	$0.31	$0.33
Diluted	$(0.18)	$0.27	$0.31	$0.33

2012 Fiscal Quarters:

(Amounts in millions, except per share data)	First (2)	Second (2)	Third (2)	Fourth (2)
Total revenue	$318.1	$330.1	$338.6	$354.4
Total operating expenses	282.2	326.9	366.0	313.7
Operating income (loss)	35.9	3.2	(27.4)	40.7
Total other expenses, net	17.9	18.0	17.7	7.7
Income (loss) before income taxes	$18.0	$(14.8)	$(45.1)	$33.0
Net income (loss)	$10.3	$(25.1)	$(54.7)	$20.2

Income (loss) per common share
Basic	$0.14	$(0.35)	$(0.77)	$0.28
Diluted	$0.14	$(0.35)	$(0.77)	$0.28

(1)	Net loss in the first quarter of 2013 includes $45.3 million for the debt extinguishment loss.

(2)
Operating expenses in the first, second, third and fourth quarter of 2012 include reorganization and restructuring costs of $5.8 million, $4.4 million, $4.0 million and $5.1 million, respectively. Operating expenses in the first, second, third and fourth quarter of 2012 include legal expenses of $3.6 million, $39.6 million, $72.3 million, and $3.7 million, respectively. The Company expensed $30.0 million and $70.0 million in the second and third quarter, respectively, related to the forfeiture settlement entered into on November 9, 2012 between the Company and the MDPA and U.S. DOJ.

Note 17 — Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the Company's Audited Consolidated Financial Statements.
On February 11, 2014, the Company announced a reorganization and restructuring program to enhance operating efficiencies and reduce the Company's cost structure. The Company currently estimates that it will incur cash outlays over the next two years of approximately $30.0 million to $40.0 million in connection with these actions and generate an annual estimated pre-tax cost savings of $15.0 million to $20.0 million.

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
The following information represents condensed, consolidating Balance Sheets as of December 31, 2013 and 2012, along with condensed, consolidating Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.7	2,134.6	92.2	—	2,228.5
Receivables, net (substantially restricted)	—	760.8	6.9	—	767.7
Interest-bearing investments (substantially restricted)	—	975.0	36.6	—	1,011.6
Available-for-sale investments (substantially restricted)	—	48.1	—	—	48.1
Property and equipment, net	—	109.5	25.3	—	134.8
Goodwill	—	313.0	122.2	—	435.2
Other assets	18.1	163.0	17.5	(37.6)	161.0
Equity investments in subsidiaries	81.0	194.7	—	(275.7)	—
Intercompany receivables	703.6	4.0	10.3	(717.9)	—
Total assets	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,699.5	$37.6	$—	$3,737.1
Debt	842.9	—	—	—	842.9
Pension and other postretirement benefits	—	98.4	—	—	98.4
Accounts payable and other liabilities	38.5	112.9	71.7	(37.6)	185.5
Intercompany liabilities	—	710.9	7.0	(717.9)	—
Total liabilities	881.4	4,621.7	116.3	(755.5)	4,863.9
Total stockholders’ (deficit) equity	(77.0)	81.0	194.7	(275.7)	(77.0)
Total liabilities and stockholders’ (deficit) equity	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,488.4	$327.7	$(359.3)	$1,456.8
Investment revenue	—	17.4	0.3	(0.1)	17.6
Total revenue	—	1,505.8	328.0	(359.4)	1,474.4
EXPENSES
Fee and other commissions expense	—	730.5	167.0	(219.7)	677.8
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	730.9	167.0	(219.7)	678.2
Compensation and benefits	—	196.0	68.9	—	264.9
Transaction and operations support	1.7	339.7	51.9	(139.6)	253.7
Occupancy, equipment and supplies	—	40.5	8.6	(0.1)	49.0
Depreciation and amortization		36.4	14.3	—	50.7
Total operating expenses	1.7	1,343.5	310.7	(359.4)	1,296.5
OPERATING INCOME	(1.7)	162.3	17.3	—	177.9
Other expense
Interest expense	30.3	17.0	—	—	47.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	30.3	62.3	—	—	92.6
(Loss) income before income taxes	(32.0)	100.0	17.3	—	85.3
Income tax (benefit) expense	(11.2)	36.6	7.5	—	32.9
(Loss) income after income taxes	(20.8)	63.4	9.8	—	52.4
Equity income (loss) in subsidiaries	73.2	9.8	—	(83.0)	—
NET INCOME (LOSS)	$52.4	$73.2	$9.8	$(83.0)	$52.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$52.4	$73.2	$9.8	$(83.0)	$52.4
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $3.1	5.1	5.1	—	(5.1)	5.1
Reclassification of net realized gains included in net income (loss), net of tax expense of $1.6	(4.1)	(4.1)	—	4.1	(4.1)
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $0.2	(0.4)	(0.4)	—	0.4	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $2.9	5.2	5.2	—	(5.2)	5.2
Valuation adjustment for pension and postretirement benefit plans, net of tax expense of $7.4	12.6	12.6	—	(12.6)	12.6
Unrealized foreign currency translation gains, net of tax expense of $0.5	0.9	0.9	0.3	(1.2)	0.9
Other comprehensive income (loss)	19.3	19.3	0.3	(19.6)	19.3
COMPREHENSIVE INCOME (LOSS)	$71.7	$92.5	$10.1	$(102.6)	$71.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(47.4)	$675.1	$(17.2)	$—	$610.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	16.5	—	—	16.5
Purchases of interest-bearing investments (substantially restricted)	—	(1,058.2)	(40.5)	—	(1,098.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	478.0	58.9	—	536.9
Purchases of property and equipment, net of disposals	—	(48.8)	—	—	(48.8)
Acquisition	—	(15.0)	(0.4)	—	(15.4)
Proceeds from disposal of assets and businesses	—	0.7	—	—	0.7
Intercompany financings	(841.4)	—	—	841.4	—
Dividend to parent/capital contribution from subsidiary guarantors	44.0	0.8	—	(44.8)	—
Net cash (used in) provided by investing activities	(797.4)	(626.0)	18.0	796.6	(608.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transactions costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(6.3)	(813.2)	—	—	(819.5)
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Intercompany financings	—	841.4	—	(841.4)	—
Dividend to parent	—	(44.0)	—	44.0	—
Capital contribution to non-guarantors	—	—	(0.8)	0.8	—
Net cash provided by (used in) financing activities	844.8	(49.1)	(0.8)	(796.6)	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.3	2,585.5	95.4	—	2,683.2
Receivables, net (substantially restricted)	—	1,190.8	15.7	—	1,206.5
Interest-bearing investments (substantially restricted)	—	425.0	25.1	—	450.1
Available-for-sale investments (substantially restricted)	—	63.5	—	—	63.5
Property and equipment, net	—	99.8	28.1	—	127.9
Goodwill	—	306.9	121.8	—	428.7
Other assets	7.5	181.6	19.4	(17.8)	190.7
Equity investments in subsidiaries	26.6	181.0	—	(207.6)	—
Intercompany receivables	—	165.9	—	(165.9)	—
Total assets	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$4,127.0	$48.4	$—	$4,175.4
Debt	—	809.9	—	—	809.9
Pension and other postretirement benefits	—	126.8	—	—	126.8
Accounts payable and other liabilities	60.0	109.7	48.0	(17.8)	199.9
Intercompany liabilities	137.8	—	28.1	(165.9)	—
Total liabilities	197.8	5,173.4	124.5	(183.7)	5,312.0
Total stockholders’ (deficit) equity	(161.4)	26.6	181.0	(207.6)	(161.4)
Total liabilities and stockholders’ (deficit) equity	$36.4	$5,200.0	$305.5	$(391.3)	$5,150.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,432.7	$300.6	$(404.7)	$1,328.6
Investment revenue	—	12.1	0.5	—	12.6
Total revenue	—	1,444.8	301.1	(404.7)	1,341.2
EXPENSES
Fee and other commissions expense	—	756.0	161.3	(318.1)	599.2
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	756.3	161.3	(318.1)	599.5
Compensation and benefits	—	175.5	66.1	—	241.6
Transaction and operations support	10.6	382.4	49.3	(86.6)	355.7
Occupancy, equipment and supplies	—	34.5	13.2	—	47.7
Depreciation and amortization	—	31.2	13.1	—	44.3
Total operating expenses	10.6	1,379.9	303.0	(404.7)	1,288.8
OPERATING (LOSS) INCOME	(10.6)	64.9	(1.9)	—	52.4
Other expense (income)
Net security gains	—	(10.0)	—	—	(10.0)
Interest expense	—	70.9	—	—	70.9
Other costs	0.3	0.1	—	—	0.4
Total other expenses, net	0.3	61.0	—	—	61.3
(Loss) income before income taxes	(10.9)	3.9	(1.9)	—	(8.9)
Income tax (benefit) expense	(6.3)	42.5	4.2	—	40.4
(Loss) income after income taxes	(4.6)	(38.6)	(6.1)	—	(49.3)
Equity (loss) income in subsidiaries	(44.7)	(6.1)	—	50.8	—
NET (LOSS) INCOME	$(49.3)	$(44.7)	$(6.1)	$50.8	$(49.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(49.3)	$(44.7)	$(6.1)	$50.8	$(49.3)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding (losses) gains arising during the period, net of tax expense of $1.4	(5.2)	4.8	—	5.2	4.8
Reclassification adjustment for net realized gains included in net (loss) income, net of tax expense of $0.0	—	(10.0)	—	—	(10.0)
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net (loss) income, net of tax benefit of $0.2	(0.4)	(0.4)	—	0.4	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net (loss) income, net of tax expense of $2.4	3.9	3.9	—	(3.9)	3.9
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $8.7	(14.2)	(14.2)	—	14.2	(14.2)
Unrealized foreign currency translation gains, net of tax expense of $1.0	1.6	0.1	1.8	(1.9)	1.6
Other comprehensive (loss) income	(14.3)	(15.8)	1.8	14.0	(14.3)
COMPREHENSIVE (LOSS) INCOME	$(63.6)	$(60.5)	$(4.3)	$64.8	$(63.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8.4	$(71.7)	$7.2	$—	$(56.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment classified as available-for-sale (substantially restricted)	—	10.0	—	—	10.0
Proceeds from maturities of available-for-sale (substantially restricted)	—	31.6	—	—	31.6
Purchases of interest-bearing investments (substantially restricted)	—	(425.0)	(48.5)	—	(473.5)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	500.0	48.1	—	548.1
Purchases of property and equipment, net of disposals	—	(44.9)	(14.7)	—	(59.6)
Proceeds from disposal of assets and businesses	—	1.0	—	—	1.0
Capital contribution from subsidiary guarantors	—	(7.9)	—	7.9	—
Net cash provided by provided by (used in) investing activities	—	64.8	(15.1)	7.9	57.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	—	(1.5)	—	—	(1.5)
Intercompany financings	(8.4)	8.4	—	—	—
Capital contribution to non-guarantors	—	—	7.9	(7.9)	—
Net cash (used in) provided by financing activities	(8.4)	6.9	7.9	(7.9)	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,203.4	$288.5	$(261.0)	$1,230.9
Investment revenue	—	16.4	0.5	—	16.9
Total revenue	—	1,219.8	289.0	(261.0)	1,247.8
EXPENSES
Fee and other commissions expense	—	576.5	148.4	(177.3)	547.6
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	576.9	148.4	(177.3)	548.0
Compensation and benefits	—	173.6	62.1	—	235.7
Transaction and operations support	6.1	258.0	47.4	(83.7)	227.8
Occupancy, equipment and supplies	—	36.0	11.7	—	47.7
Depreciation and amortization	—	34.5	11.5	—	46.0
Total operating expenses	6.1	1,079.0	281.1	(261.0)	1,105.2
OPERATING (LOSS) INCOME	(6.1)	140.8	7.9	—	142.6
Other expense (income)
Net securities gains	—	(32.8)	—	—	(32.8)
Interest expense	—	86.2	—	—	86.2
Debt extinguishment costs	—	37.5	—	—	37.5
Other costs	6.5	5.1	0.3	—	11.9
Total other expenses, net	6.5	96.0	0.3	—	102.8
(Loss) income before income taxes	(12.6)	44.8	7.6	—	39.8
Income tax (benefit) expense	(4.4)	(18.3)	3.1	—	(19.6)
(Loss) income after income taxes	(8.2)	63.1	4.5	—	59.4
Equity income (loss) in subsidiaries	67.6	4.5	—	(72.1)	—
NET INCOME (LOSS)	$59.4	$67.6	$4.5	$(72.1)	$59.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$59.4	$67.6	$4.5	$(72.1)	$59.4
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized gains on available-for-sale securities:
Net holding gains arising during the period, net of tax expense of $0.6	0.3	0.3	—	(0.3)	0.3
Pension and postretirement benefit plans:
Amortization of prior service credit for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.2	(0.4)	(0.4)	—	0.4	(0.4)
Amortization of net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax expense of $2.5	4.0	4.0	—	(4.0)	4.0
Valuation adjustment for pension and postretirement benefit plans, net of tax benefit of $3.6	(5.8)	(5.8)	—	5.8	(5.8)
Unrealized foreign currency translation losses, net of tax benefit of $2.6	(4.2)	(4.8)	(1.9)	6.7	(4.2)
Other comprehensive (loss) income	(6.1)	(6.7)	(1.9)	8.6	(6.1)
COMPREHENSIVE INCOME (LOSS)	$53.3	$60.9	$2.6	$(63.5)	$53.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$41.7	$112.5	$33.9	$—	$188.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	56.3	—	—	56.3
Proceeds from settlement of investments (substantially restricted)	—	32.8	—	—	32.8
Purchases of interest-bearing investments (substantially restricted)	—	(494.1)	(46.2)	—	(540.3)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	400.5	22.0	—	422.5
Purchases of property and equipment, net of disposals	—	(28.2)	(16.0)	—	(44.2)
Proceeds from disposal of assets and businesses	—	2.7	—	—	2.7
Acquisitions	—	—	(0.1)	—	(0.1)
Dividends to parent/capital contribution from subsidiary guarantors	241.9	(6.4)	—	(235.5)	—
Net cash provided by (used in) investing activities	241.9	(36.4)	(40.3)	(235.5)	(70.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	536.0	—	—	536.0
Transaction costs for issuance and amendment of debt	—	(17.1)	—	—	(17.1)
Payments on debt	—	(366.6)	—	—	(366.6)
Prepayment penalty	—	(23.2)	—	—	(23.2)
Additional consideration issued in connection with conversion of mezzanine equity	(218.3)	—	—	—	(218.3)
Transaction costs for the conversion and issuance of stock	(5.4)	—	—	—	(5.4)
Cash dividends paid on mezzanine equity	(20.5)	—	—	—	(20.5)
Transaction costs for secondary offering	—	(3.4)	—	—	(3.4)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Intercompany financings	(40.1)	40.1	—	—	—
Dividend to parent/capital contribution to non-guarantors	—	(241.9)	6.4	235.5	—
Net cash (used in) provided by financing activities	(283.6)	(76.1)	6.4	235.5	(117.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—