Form 10-Q
period 2014-03-31
MONEYGRAM INTERNATIONAL INC
filed 2014-05-02
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2014

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
As of April 30, 2014, 54,583,973 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,153.9	2,228.5
Receivables, net (substantially restricted)	890.0	767.7
Interest-bearing investments (substantially restricted)	935.8	1,011.6
Available-for-sale investments (substantially restricted)	41.6	48.1
Property and equipment, net	133.6	134.8
Goodwill	434.9	435.2
Other assets	171.6	161.0
Total assets	$4,761.4	$4,786.9

LIABILITIES
Payment service obligations	$3,691.7	$3,737.1
Debt	840.8	842.9
Pension and other postretirement benefits	96.3	98.4
Accounts payable and other liabilities	172.1	185.5
Total liabilities	4,800.9	4,863.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 109,239 issued at March 31, 2014 and December 31, 2013, respectively	281.9	281.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 62,263,963 shares issued at March 31, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	1,014.8	1,011.8
Retained loss	(1,177.2)	(1,214.4)
Accumulated other comprehensive loss	(37.4)	(33.0)
Treasury stock: 4,241,725 and 4,300,782 shares at March 31, 2014 and December 31, 2013, respectively	(122.2)	(123.9)
Total stockholders’ deficit	(39.5)	(77.0)
Total liabilities and stockholders’ deficit	$4,761.4	$4,786.9

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2014	2013
REVENUE
Fee and other revenue	$367.7	$337.7
Investment revenue	7.2	2.8
Total revenue	374.9	340.5
OPERATING EXPENSES
Fee and other commissions expense	170.9	154.3
Investment commissions expense	0.1	0.1
Total commissions expense	171.0	154.4
Compensation and benefits	69.7	65.5
Transaction and operations support	71.3	51.5
Occupancy, equipment and supplies	12.8	13.0
Depreciation and amortization	13.1	11.8
Total operating expenses	337.9	296.2
OPERATING INCOME	37.0	44.3
OTHER EXPENSE
Interest expense	9.7	17.4
Debt extinguishment costs	—	45.3
Total other expense	9.7	62.7
Income (loss) before income taxes	27.3	(18.4)
Income tax benefit	(11.7)	(5.8)
NET INCOME (LOSS)	$39.0	$(12.6)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.54	$(0.18)
Diluted	$0.54	$(0.18)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per share
Basic	71.6	71.5
Diluted	71.9	71.5

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
NET INCOME (LOSS)	$39.0	$(12.6)
OTHER COMPREHENSIVE LOSS
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax expense (benefit) of $0.5 and ($0.1)	(4.4)	—
Net change in pension liability, net of tax benefit of $0.6 and $0.5	1.0	1.2
Unrealized foreign currency translation adjustments, net of tax benefit of $0.6 and $1.0	(1.0)	(1.6)
Other comprehensive loss	(4.4)	(0.4)
COMPREHENSIVE INCOME (LOSS)	$34.6	$(13.0)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39.0	$(12.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13.1	11.8
Signing bonus amortization	11.8	8.8
Signing bonus payments	(4.9)	(8.6)
Loss on debt extinguishment	—	45.3
Amortization of debt discount and deferred financing costs	0.6	1.4
Provision for uncollectible receivables	1.8	2.4
Non-cash compensation and pension expense	5.5	4.5
Change in other assets	(15.7)	6.0
Change in accounts payable and other liabilities	(14.4)	(49.2)
Other non-cash items, net	0.4	(1.6)
Total adjustments	(1.8)	20.8
Change in cash and cash equivalents (substantially restricted)	74.6	253.0
Change in receivables (substantially restricted)	(123.9)	33.7
Change in payment service obligations	(45.4)	(236.4)
Net cash (used in) provided by operating activities	(57.5)	58.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale (substantially restricted)	1.3	6.7
Purchases of interest-bearing investments (substantially restricted)	(135.8)	(264.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	210.8	211.1
Purchases of property and equipment	(17.1)	(15.2)
Net cash provided by (used in) investing activities	59.2	(62.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)
Payments on debt	(2.1)	(813.1)
Prepayment penalty	—	(21.5)
Proceeds from exercise of stock options	0.4	—
Net cash (used in) provided by financing activities	(1.7)	3.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—
Supplemental cash flow information:
Cash payments for interest	$9.1	$15.6
Cash payments for income taxes	$0.1	$0.1
Change in accrued purchases of property and equipment	$(5.2)	$3.2

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	39.0	—	—	39.0
Stock-based compensation activity	—	—	3.0	(1.8)	—	1.7	2.9
Net change in available-for-sale securities, net of tax	—	—	—	—	(4.4)	—	(4.4)
Net change in pension liability, net of tax	—	—	—	—	1.0	—	1.0
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.0)	—	(1.0)
March 31, 2014	$281.9	$0.6	$1,014.8	$(1,177.2)	$(37.4)	$(122.2)	$(39.5)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net loss	—	—	—	(12.6)	—	—	(12.6)
Stock-based compensation activity	—	—	2.4	—	—	—	2.4
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net change in pension liability, net of tax	—	—	—	—	1.2	—	1.2
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.6)	—	(1.6)
March 31, 2013	$281.9	$0.6	$1,003.7	$(1,278.5)	$(52.7)	$(126.7)	$(171.7)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The GFT segment provides global money transfer services and bill payment services to consumers through a network of agents. The FPP segment provides official check outsourcing services and money orders through financial institutions and agents.
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Recently Issued Accounting Standards — In July of 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (EITF Issue 13-C; "ASC 740"). These changes to ASC 740 require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. Management has determined that the adoption of these changes will not have a significant impact on the Consolidated Financial Statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of our Global Transformation Program, which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that the program will conclude at the end of the 2015 fiscal year. The activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations, as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the Global Transformation Program continues to be implemented.

The following table is a roll-forward of the restructuring costs accrual related to 2014 Global Transformation Program as of March 31, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Balance, December 31, 2013	$—	$—	$—
Expenses	2.2	0.8	3.0
Cash payments	(0.1)	(0.4)	(0.5)
Balance, March 31, 2014	$2.1	$0.4	$2.5
(1) Other primarily relates to expenses for relocation and professional fees. All such expenses are recorded as incurred.
The following table is a summary of the cumulative reorganization and restructuring costs incurred to date and the estimated remaining reorganization and restructuring costs to be incurred for the 2014 Global Transformation Program as of March 31, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Restructuring Costs in operating expenses
Cumulative restructuring costs incurred to date	$2.2	$0.8	$3.0
Estimated additional restructuring costs to be incurred	8.4	1.3	9.7
Total restructuring costs in operating expenses	$10.6	$2.1	$12.7

Reorganization Costs in operating expenses (2)
Cumulative reorganization costs incurred to date	$—	$0.1	$0.1
Estimated additional reorganization costs to be incurred	—	23.7	23.7
Total reorganization costs in operating expenses	$—	$23.8	$23.8

Total Reorganization and Restructuring Costs in operating expenses
Total cumulative costs incurred to date	$2.2	$0.9	$3.1
Total estimated additional costs to be incurred	8.4	25.0	33.4
Total reorganization and restructuring costs in operating expenses	$10.6	$25.9	$36.5
(1) Other primarily relates to expenses for relocation and professional fees. All such expenses were or will be recorded as incurred.
(2) Reorganization costs include expenses related to the relocation of various operations to existing or new Company facilities and third party providers, including hiring, training, travel and other third party professional fees.
The following table is a summary of expenses related to the reorganization and restructuring activities for the three months ended March 31, 2014:

(Amounts in millions)	Three Months Ended March 31, 2014
Restructuring costs in operating expenses:
Compensation and benefits	$2.2
Transaction and operations support	0.8
Total restructuring costs	3.0
Reorganization costs in operating expenses:
Compensation and benefits	0.1
Total reorganization costs	0.1
Total reorganization and restructuring costs	$3.1

The following table is a summary of restructuring expenses related to the 2014 Global Transformation Program incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
First quarter 2014	$2.6	$0.3	$0.1	$3.0
Total cumulative expenses incurred to date	$2.6	$0.3	$0.1	$3.0

Total estimated additional expenses to be incurred	8.4	0.8	0.5	9.7
Total restructuring expenses	$11.0	$1.1	$0.6	$12.7

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at March 31, 2014 and December 31, 2013:

(Amounts in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$2,153.9	$2,228.5
Receivables, net (substantially restricted)	890.0	767.7
Interest-bearing investments (substantially restricted)	935.8	1,011.6
Available-for-sale investments (substantially restricted)	41.6	48.1
	4,021.3	4,055.9
Payment service obligations	(3,691.7)	(3,737.1)
Assets in excess of payment service obligations	$329.6	$318.8
The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2014 and December 31, 2013. See Note 7 — Debt for additional disclosure in regards to the Company's compliance with its contractual and financial regulatory requirements.

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
Assets and liabilities that are measured at fair value on a recurring basis:

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis at March 31, 2014 and December 31, 2013:

	Fair Value at March 31, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	18.0	—	18.0
Other asset-backed securities	—	—	15.6	15.6
Investment related to deferred compensation trust	9.8	—	—	9.8
Forward contracts	—	1.4	—	1.4
Total financial assets	$9.8	$27.4	$15.6	$52.8

	Fair Value at December 31, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	19.5	—	19.5
Other asset-backed securities	—	—	20.6	20.6
Investment related to deferred compensation trust	9.6	—	—	9.6
Forward contracts	—	0.2	—	0.2
Total financial assets	$9.6	$27.7	$20.6	$57.9
Financial liabilities:
Forward contracts	$—	$0.6	$—	$0.6
The following is a summary of the unobservable inputs used in other asset-backed securities classified as Level 3 at March 31, 2014 and December 31, 2013:

			March 31, 2014		December 31, 2013
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$0.1	$23.52	$0.1	$17.01
Home Equity	Price	Third party pricing service	0.1	28.24	0.2	51.87
Indirect Exposure - High Grade	Price	Third party pricing service	8.2	7.90	8.2	7.90
Indirect Exposure - Mezzanine	Price	Third party pricing service	1.7	1.82	2.6	2.12
Indirect Exposure - Mezzanine	Price	Broker	1.5	2.00	5.0	6.01
Other	Discount margin	Manual	4.0	21.75	4.5	23.85
Total			$15.6	$4.24	$20.6	$5.24
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Beginning balance	$20.6	$18.0
Principal paydowns	(3.8)	(0.1)
Unrealized gains	—	0.8
Unrealized losses	(1.2)	(1.0)
Ending balance	$15.6	$17.7
There were no other-than-temporary impairments during the three months ended March 31, 2014 and 2013.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). The following table is a summary of fair value and carrying value of debt as of March 31, 2014 and December 31, 2013:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Senior secured credit facility and incremental term loan	$841.9	$849.2	$840.8	$842.9
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value as of March 31, 2014 and December 31, 2013.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three months ended March 31, 2014 and 2013.
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
The Company also records the investments in its defined benefit pension plan, or the Pension Plan, trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments, all of which are substantially restricted. See Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure in regards to substantially restricted assets. The following table shows the components of the investment portfolio as of March 31, 2014 and December 31, 2013:

(Amounts in millions)	March 31, 2014	December 31, 2013
Cash	$2,143.0	$2,204.5
Money-market securities	10.9	24.0
Cash and cash equivalents (substantially restricted)	2,153.9	2,228.5
Interest-bearing investments (substantially restricted)	935.8	1,011.6
Available-for-sale investments (substantially restricted)	41.6	48.1
Total investment portfolio	$3,131.3	$3,288.2
Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities. The Company's money market securities are invested in four funds, all of which are AAA rated and consist of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments (substantially restricted) — Interest-bearing investments consist of time deposits and certificates of deposit with original maturities of up to 24 months, and are issued from financial institutions rated A- or better as of March 31, 2014.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$16.4	$1.6	$—	$18.0	$110.28
Other asset-backed securities	5.5	10.1	—	15.6	4.24
U.S. government agencies	7.9	0.1	—	8.0	99.94
Total	$29.8	$11.8	$—	$41.6	$10.60
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$17.8	$1.7	$—	$19.5	$110.45
Other asset-backed securities	5.9	14.7	—	20.6	5.24
U.S. government agencies	7.7	0.3	—	8.0	99.87
Total	$31.4	$16.7	$—	$48.1	$11.50
(1) Net average price is per $100.00
At March 31, 2014 and December 31, 2013, 63 percent and 57 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at March 31, 2014.
Gains and Losses and Other-than-temporary Impairments — At March 31, 2014 and December 31, 2013, net unrealized gains of $12.9 million and $17.3 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.”
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments at March 31, 2014 and December 31, 2013 consisted of the following ratings:

	March 31, 2014			December 31, 2013
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	15	$25.8	62%	16	$30.8	64%
Below investment grade	48	15.8	38%	50	17.3	36%
Total	63	$41.6	100%	66	$48.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a $3.4 million change to investment grade fair value as of March 31, 2014 and December 31, 2013, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. The following table is a summary of amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
After one year through five years	$7.9	$8.0	$7.7	$8.0
Mortgage-backed and other asset-backed securities	21.9	33.6	23.7	40.1
Total	$29.8	$41.6	$31.4	$48.1
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at March 31, 2014 and December 31, 2013: 67 percent and 64 percent, respectively, used a third party pricing service; four percent and 10 percent, respectively, used broker pricing; and 29 percent and 26 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at March 31, 2014 and December 31, 2013.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash (used in) provided by operating activities" line in the Consolidated Statements of Cash Flows include the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net realized foreign currency losses	$1.7	$4.3
Net gains from the related forward contracts	(1.6)	(4.5)
Net losses (gains) from foreign currency transactions and related forward contracts	$0.1	$(0.2)
As of March 31, 2014 and December 31, 2013, the Company had $107.1 million and $129.0 million, respectively, of outstanding notional amounts relating to its forward contracts. As of March 31, 2014 and December 31, 2013, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Other assets	$1.7	$0.4	$(0.3)	$(0.2)	$1.4	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$(0.3)	$(0.8)	$0.3	$0.2	$—	$(0.6)
The Company's forward contracts are primarily executed with counterparties governed by an International Swaps and Derivatives Association agreement that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Debt

The following is a summary of the Company’s outstanding debt at March 31, 2014 and activity since December 31, 2013:

2013 Credit Agreement
Senior secured credit facility due 2020
(Amounts in millions)
Balance at December 31, 2013	$842.9
Payments	(2.1)
Balance at March 31, 2014	$840.8
Weighted average interest rate	4.25%
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the $540.0 million Credit Agreement with BOA, as Administrative Agent, and the lenders party thereto (the "2011 Credit Agreement"), to purchase all of the outstanding second lien notes to Goldman, Sachs & Co. (“Goldman Sachs”) and also have been used to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the second lien notes and for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of March 31, 2014, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $124.6 million of availability thereunder.
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
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 3 — Assets in Excess of Payment Service Obligations for additional disclosure of the Asset Coverage calculation as of March 31, 2014.
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Present through September 30, 2014	2.15:1	4.375:1
December 31, 2014 through September 30, 2015	2.25:1	4.000:1
December 31, 2015 through September 30, 2016	2.25:1	3.750:1
December 31, 2016 through maturity	2.25:1	3.500:1
We continuously monitor our compliance with our debt covenants. At March 31, 2014, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 8.21 and our Total Secured Leverage ratio was 2.761.

Deferred Financing Costs — The Company capitalized financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at March 31, 2014:

(Amounts in millions)	Three Months Ended March 31, 2014
Balance at December 31, 2013	$13.3
Amortization of deferred financing costs	(0.6)
Balance at March 31, 2014	$12.7
Interest Paid in Cash — The Company paid $9.1 million of interest for the three months ended March 31, 2014 and $15.6 million of interest for the three months ended March 31, 2013.
Maturities — At March 31, 2014, debt totaling $125.0 million will mature in 2018 and $790.5 million will mature in 2020, while debt principal totaling $51.0 million will be paid quarterly in increments of $2.1 million through 2020.

Note 8 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Interest cost	$2.7	$2.4
Expected return on plan assets	(1.8)	(1.8)
Recognized net actuarial loss	1.7	1.9
Net periodic benefit expense	$2.6	$2.5
The Company made contributions to the Pension Plan of $2.0 million for the three months ended March 31, 2014 and $1.4 million during the three months ended March 31, 2013. Contributions made to the combined SERPs were $1.1 million for the three months ended March 31, 2014 and $1.2 million for the three months ended March 31, 2013.
The following table is a summary of net periodic benefit expense for the Company’s postretirement medical benefit plans, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Amortization of prior service credit	$(0.2)	$(0.2)
Recognized net actuarial loss	0.1	0.1
Net periodic benefit expense	$(0.1)	$(0.1)

Note 9 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock as of March 31, 2014:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
March 31, 2014	200	109	109	162,500	62,264	58,022	(4,242)

Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid during the three months ended March 31, 2014.
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — Affiliates of Thomas H. Lee Partners, L.P. ("THL") and affiliates of Goldman, Sachs & Co. ("Goldman Sachs" and collectively with THL, the "Investors") have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s results of operations, but would have no impact on the Company’s cash flows.
Accumulated Other Comprehensive Loss — The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during the three months ended March 31, 2014:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive income before amortization	(0.1)	(1.0)	—	(1.1)
Amounts reclassified/amortized from accumulated other comprehensive loss	(4.3)	—	1.0	(3.3)
Net current period other comprehensive income	(4.4)	(1.0)	1.0	(4.4)
March 31, 2014	$12.9	$2.5	$(52.8)	$(37.4)
The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the three months ended March 31, 2014:

(Amounts in millions)	Three Months Ended March 31,	Statement of Operations Location

Unrealized gains on securities classified as available-for-sale, before tax	$(4.8)	"Investment revenue"
Tax expense, net	0.5
Total gains, net of tax	$(4.3)

Pension and postretirement benefits adjustments:
Prior service credits, before tax	(0.2)	"Compensation and benefits"
Net actuarial losses, before tax	1.8	"Compensation and benefits"
Total before tax	1.6
Tax benefit, net	(0.6)
Total, net of tax	$1.0

Total reclassified for the period, net of tax	$(3.3)

Note 10 — Stock-Based Compensation

The following table is a summary of stock-based compensation expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Expense recognized related to stock options	$1.3	$1.6
Expense recognized related to restricted stock units	1.8	0.8
Stock-based compensation expense	$3.1	$2.4
Stock Options — Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for time-based tranches and awards and a combination of the Monte-Carlo simulation and the Black-Scholes single option pricing model for performance-based tranches.
Pursuant to the terms of grants made in 2014, all options issued are time-based with a term of 10 years and vest over a three-year period in an equal number of shares each year. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the three months ended March 31, 2014:

Expected dividend yield (1)	0.0%
Expected volatility (2)	65.7% - 68.2%
Risk-free interest rate (3)	1.1% - 1.9%
Expected life (4)	6.0 - 6.3 years
Weighted-average grant-date fair value per option	$12.14

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

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2013	4,792,004	$20.14
Granted	418,771	20.10
Exercised	(20,959)	15.98
Forfeited/Expired	(287,425)	16.35
Options outstanding at March 31, 2014	4,902,391	$20.38	6.7 years	$4.3
Vested or expected to vest at March 31, 2014	4,718,601	$20.44	6.6 years	$4.2
Options exercisable at March 31, 2014	1,927,955	$20.57	5.8 years	$3.2

For the three months ended March 31, 2014, the unrecognized stock option expense related to outstanding options was $17.2 million with a remaining weighted-average vesting period of 1.6 years.
Restricted Stock Units — For purposes of determining the fair value of restricted stock units and performance based stock units, the fair value is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. The following table is a summary of the Company’s restricted stock unit activity for the three months ended March 31, 2014:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2013	1,186,144	$16.73	1.8 years	$24.6
Granted	931,575	20.08
Vested and converted to shares	(62,100)	16.74
Forfeited	(17,505)	16.55
Restricted stock units outstanding at March 31, 2014	2,038,114	$18.25	2.2 years	$36.0
As of March 31, 2014, the Company’s outstanding restricted stock units had unrecognized compensation expense of $26.2 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense as of March 31, 2014 under the minimum and maximum thresholds are $1.6 million and $29.8 million, respectively.
The grant-date fair value of restricted stock units vested was $1.0 million for the three months ended March 31, 2014 and nominal for the three months ended March 31, 2013.

Note 11 — Income Taxes

For the three months ended March 31, 2014, the Company had $11.7 million of income tax benefit on pre-tax income of $27.3 million, which included reductions of uncertain tax positions of prior years. For the three months ended March 31, 2013, the Company had $5.8 million of income tax benefit on pre-tax loss of $18.4 million.
The Company paid $0.1 million of federal and state income taxes for the three months ended March 31, 2014 and March 31, 2013, respectively. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of March 31, 2014, the IRS and the Company have reached a partial settlement on $186.9 million of deductions in dispute. As of March 31, 2014, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.
The following table is a roll-forward of unrecognized tax benefits as of March 31, 2014:

(Amounts in millions)	March 31, 2014
Beginning balance	$52.0
Reductions for tax positions of prior years	(22.9)
Ending balance	$29.1

As of March 31, 2014, the liability for unrecognized tax benefits was $29.1 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through the “Income tax benefit” line in the Consolidated Statements of Operations. For the three months ended March 31, 2014, the Company reduced its accrual approximately $0.1 million and for the three months ended March 31, 2013, the Company accrued approximately $1.3 million, respectively. As of March 31, 2014 and December 31, 2013, the Company had a liability of $2.0 million and $2.1 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of March 31, 2014, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Operating Leases — The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at March 31, 2014 (amounts in millions):

2014	$11.4
2015	11.7
2016	7.6
2017	6.8
2018	6.4
Thereafter	15.8
Total	$59.7
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
As of March 31, 2014, the liability for minimum commission guarantees is $4.4 million and the maximum amount that could be paid under the minimum commission guarantees was $13.6 million over a weighted-average remaining term of 3.6 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the three months ended March 31, 2014, the Company was not required to make any estimated payments.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $2.1 million and $1.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. A charge of $0.4 million and a nominal charge, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013, respectively, for legal proceedings.
Litigation Commenced Against the Company
The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
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
Actions Commenced by the Company
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleged, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company. On April 25, 2014, MoneyGram and Goldman Sachs agreed to settle all pending and potential litigation or arbitration concerning any Residential Mortgage Backed Securities or mortgage-related Collateralized Debt Obligations that Goldman Sachs sold to MoneyGram during the 2003 through June 30, 2008 time period.  In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million.  This resolution includes terminating the litigation and arbitration between MoneyGram and Goldman Sachs. As of April 30, 2014, Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
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

Note 13 — Earnings per Common Share

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Basic common shares outstanding	71.6	71.5
Shares related to stock options, restricted stock and restricted stock units	0.3	—
Diluted common shares outstanding	71.9	71.5

Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share, as their effect would be anti-dilutive, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Shares related to stock options	3.5	4.6
Shares related to restricted stock and restricted stock units	1.2	0.8
Shares excluded from the computation	4.7	5.4

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 27 percent and 28 percent of total revenue for the three months ended March 31, 2014 and 2013, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily relate to discontinued products and businesses, as well as corporate items. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following table is a summary of the total revenue by segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Global Funds Transfer revenue:
Money transfer revenue	$326.1	$294.4
Bill payment revenue	25.6	26.0
Total Global Funds Transfer revenue	351.7	320.4
Financial Paper Products revenue:
Money order revenue	14.4	13.7
Official check revenue	8.8	6.2
Total Financial Paper Products revenue	23.2	19.9
Other revenue	—	0.2
Total revenue	$374.9	$340.5

The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Global Funds Transfer operating income	$31.5	$41.4
Financial Paper Products operating income	9.8	6.9
Total segment operating income	41.3	48.3
Other operating loss	(4.3)	(4.0)
Total operating income	37.0	44.3
Interest expense	9.7	17.4
Debt extinguishment costs	—	45.3
Income (loss) before income taxes	$27.3	$(18.4)
The following table sets forth the assets by segment as of March 31, 2014 and December 31, 2013:

(Amounts in millions)	March 31, 2014	December 31, 2013
Global Funds Transfer	$1,670.5	$1,611.3
Financial Paper Products	2,705.5	2,800.0
Other	385.4	375.6
Total assets	$4,761.4	$4,786.9

Note 15 — Subsequent Events

On April 2, 2014, the Company, as borrower, entered into a debt agreement with various lenders with BOA, as administrative agent. The debt agreement provides for (a) an incremental term loan facility in an aggregate principal amount up to $130.0 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio that the Company is required to comply with as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to engage in share repurchases only from affiliates of THL and Goldman Sachs in an amount up to $300.0 million. The Company borrowed the full $130.0 million under the loan facility on April 2, 2014, and such proceeds were used to fund a portion of the share repurchase described below.
On April 2, 2014, an underwritten secondary public offering by affiliates and co-investors of THL and affiliates of Goldman Sachs  of an aggregate of 9,200,000 shares of the Company’s common stock closed. The selling stockholders received all of the proceeds from the offering. Also on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share. The Company funded the share repurchase with $130.0 million of the proceeds from its term loan facility described above and cash.
As a result of the transactions occurring on April 2, 2014 described above, the Investors will make a payment of approximately $0.6 million to Walmart under the Participation agreement described in Note 9 — Stockholders' Deficit of the Notes to the Consolidated Financial Statements. This amount will be reflected in the Company's Statement of Operations in the three and six months ended June 30, 2014.

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
The following information represents condensed, consolidating Balance Sheets as of March 31, 2014 and December 31, 2013, along with condensed, consolidating Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the three months ended March 31, 2014 and 2013. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.0	2,082.5	69.4	—	2,153.9
Receivables, net (substantially restricted)	—	878.7	11.3	—	890.0
Interest-bearing investments (substantially restricted)	—	900.0	35.8	—	935.8
Available-for-sale investments (substantially restricted)	—	41.6	—	—	41.6
Property and equipment, net	—	109.7	23.9	—	133.6
Goodwill	—	313.0	121.9	—	434.9
Other assets	18.4	159.4	21.4	(27.6)	171.6
Equity investments in subsidiaries	114.3	188.9	—	(303.2)	—
Intercompany receivables	698.7	7.1	2.3	(708.1)	—
Total assets	$833.4	$4,680.9	$286.0	$(1,038.9)	$4,761.4
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,656.6	$35.1	$—	$3,691.7
Debt	840.8	—	—	—	840.8
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	32.1	113.1	54.5	(27.6)	172.1
Intercompany liabilities	—	700.6	7.5	(708.1)	—
Total liabilities	872.9	4,566.6	97.1	(735.7)	4,800.9
Total stockholders’ (deficit) equity	(39.5)	114.3	188.9	(303.2)	(39.5)
Total liabilities and stockholders’ (deficit) equity	$833.4	$4,680.9	$286.0	$(1,038.9)	$4,761.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.7	2,134.6	92.2	—	2,228.5
Receivables, net (substantially restricted)	—	760.8	6.9	—	767.7
Interest-bearing investments (substantially restricted)	—	975.0	36.6	—	1,011.6
Available-for-sale investments (substantially restricted)	—	48.1	—	—	48.1
Property and equipment, net	—	109.5	25.3	—	134.8
Goodwill	—	313.0	122.2	—	435.2
Other assets	18.1	163.0	17.5	(37.6)	161.0
Equity investments in subsidiaries	81.0	194.7	—	(275.7)	—
Intercompany receivables	703.6	4.0	10.3	(717.9)	—
Total assets	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,699.5	$37.6	$—	$3,737.1
Debt	842.9	—	—	—	842.9
Pension and other postretirement benefits	—	98.4	—	—	98.4
Accounts payable and other liabilities	38.5	112.9	71.7	(37.6)	185.5
Intercompany liabilities	—	710.9	7.0	(717.9)	—
Total liabilities	881.4	4,621.7	116.3	(755.5)	4,863.9
Total stockholders’ (deficit) equity	(77.0)	81.0	194.7	(275.7)	(77.0)
Total liabilities and stockholders’ (deficit) equity	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$405.5	$75.3	$(113.1)	$367.7
Investment revenue	—	7.2	—	—	7.2
Total revenue	—	412.7	75.3	(113.1)	374.9
OPERATING EXPENSES
Fee and other commissions expense	—	208.8	43.4	(81.3)	170.9
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	208.9	43.4	(81.3)	171.0
Compensation and benefits	—	52.7	17.0	—	69.7
Transaction and operations support	2.0	87.8	13.3	(31.8)	71.3
Occupancy, equipment and supplies	—	9.4	3.4	—	12.8
Depreciation and amortization	—	9.6	3.5	—	13.1
Total operating expenses	2.0	368.4	80.6	(113.1)	337.9
OPERATING (LOSS) INCOME	(2.0)	44.3	(5.3)	—	37.0
OTHER EXPENSE
Interest expense	9.7	—	—	—	9.7
Total other expense	9.7	—	—	—	9.7
(Loss) income before income taxes	(11.7)	44.3	(5.3)	—	27.3
Income tax benefit	(4.1)	(7.6)	—	—	(11.7)
(Loss) income after income taxes	(7.6)	51.9	(5.3)	—	39.0
Equity income (loss) in subsidiaries	46.6	(5.3)	—	(41.3)	—
NET INCOME (LOSS)	$39.0	$46.6	$(5.3)	$(41.3)	$39.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$363.5	$72.2	$(98.0)	$337.7
Investment revenue	—	2.7	0.1	—	2.8
Total revenue	—	366.2	72.3	(98.0)	340.5
OPERATING EXPENSES
Fee and other commissions expense	—	181.0	38.8	(65.5)	154.3
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	181.1	38.8	(65.5)	154.4
Compensation and benefits	—	48.7	16.8	—	65.5
Transaction and operations support	0.5	72.1	11.4	(32.5)	51.5
Occupancy, equipment and supplies	—	9.8	3.2	—	13.0
Depreciation and amortization	—	8.4	3.4	—	11.8
Total operating expenses	0.5	320.1	73.6	(98.0)	296.2
OPERATING (LOSS) INCOME	(0.5)	46.1	(1.3)	—	44.3
OTHER EXPENSE
Interest expense	0.4	17.0	—	—	17.4
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	0.4	62.3	—	—	62.7
Loss before income taxes	(0.9)	(16.2)	(1.3)	—	(18.4)
Income tax (benefit) expense	(0.3)	(6.3)	0.8	—	(5.8)
Loss after income taxes	(0.6)	(9.9)	(2.1)	—	(12.6)
(Loss) equity income in subsidiaries	(12.0)	(2.1)	—	14.1	—
NET (LOSS) INCOME	$(12.6)	$(12.0)	$(2.1)	$14.1	$(12.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$39.0	$46.6	$(5.3)	$(41.3)	$39.0
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.5	(4.4)	(4.4)	—	4.4	(4.4)
Net change in pension liability, net of tax benefit of $0.6	1.0	1.0	—	(1.0)	1.0
Unrealized foreign currency translation gains (losses), net of tax benefit of $0.6	(1.0)	1.0	0.9	(1.9)	(1.0)
Other comprehensive (loss) income	(4.4)	(2.4)	0.9	1.5	(4.4)
COMPREHENSIVE INCOME (LOSS)	$34.6	$44.2	$(4.4)	$(39.8)	$34.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(12.6)	$(12.0)	$(2.1)	$14.1	$(12.6)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in pension liability, net of tax benefit of $0.5	1.2	1.2	—	(1.2)	1.2
Unrealized foreign currency translation gains, net of tax benefit of $1.0	(1.6)	(1.8)	(1.4)	3.2	(1.6)
Other comprehensive (loss) income	(0.4)	(0.6)	(1.4)	2.0	(0.4)
COMPREHENSIVE (LOSS) INCOME	$(13.0)	$(12.6)	$(3.5)	$16.1	$(13.0)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(14.5)	$(43.0)	$—	$—	$(57.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	1.3	—	—	1.3
Purchases of interest-bearing investments (substantially restricted)	—	(100.0)	(35.8)	—	(135.8)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	175.0	35.8	—	210.8
Purchases of property and equipment, net of disposals	—	(17.1)	—	—	(17.1)
Dividend to parent	11.3	—	—	(11.3)	—
Intercompany financing	4.9	—	—	(4.9)	—
Net cash provided by (used in) investing activities	16.2	59.2	—	(16.2)	59.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.1)	—	—	—	(2.1)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividend to parent	—	(11.3)	—	11.3	—
Intercompany financings	—	(4.9)	—	4.9	—
Net cash (used in) provided by financing activities	(1.7)	(16.2)	—	16.2	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(16.7)	$70.3	$4.9	$—	$58.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	6.7	—	—	6.7
Purchases of interest-bearing investments (substantially restricted)	—	(250.0)	(14.7)	—	(264.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	200.0	11.1	—	211.1
Purchases of property and equipment, net of disposals	—	(12.9)	(2.3)	—	(15.2)
Capital contribution from subsidiary guarantors	—	(1.0)	—	1.0	—
Net cash (used in) provided by investing activities	—	(57.2)	(5.9)	1.0	(62.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	—	(813.1)	—	—	(813.1)
Intercompany financings	(833.3)	833.3	—	—	—
Capital contribution to non-guarantors	—	—	1.0	(1.0)	—
Net cash provided by (used in) financing activities	16.7	(13.1)	1.0	(1.0)	3.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Cautionary Statements regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a leading global money transfer and payment services company operating in over 339,000 agent locations in more than 200 countries and territories. Our major products include global money transfers, bill payment services, money order services and official check processing. As an alternative financial services provider, our primary consumers are unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments or transfers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We continue to be an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile, kiosks and other self-service channels.
Our global money transfer and bill payment services are our primary revenue drivers, accounting for 94 percent of total revenue for the three months ended March 31, 2014. The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world (based on total face value of remittances in 2013), we will encounter increasing competition as new technologies emerge that allow consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other,” and are primarily related to discontinued products and businesses. Other also contains corporate items. Our sales efforts are organized based on the nature of products and the services offered. Operating expenses are discussed based on the functional nature of the expense.
Business Environment and Trends
Overall, our total revenue growth for the three months ended March 31, 2014 was 10 percent which was driven by the success of the money transfer product. Our money transfer fee and other revenue growth for the three months ended March 31, 2014 was 11 percent. Our money transfer transaction growth for the three months ended March 31, 2014 was 12 percent. The World Bank, a key source of industry analysis for developing countries, has projected long term growth rates of remittances worldwide in the single digits.
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

On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart-2-Walmart Money Transfer Service, a program that will allow consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. This service commenced on April 24, 2014. We are unable to determine the extent of the negative impact of this program to our business at this time. For the three months ended March 31, 2014, Walmart-to-Walmart transactions in the U.S. accounted for 12 percent of our total revenue and nine percent of our total revenue less commissions.
On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA"), and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The first annual monitor report was provided to MoneyGram in November of 2013 and per this report MoneyGram is required to make investments ranging from enhanced systems to more resources deployed in the field. We incurred $0.8 million of expense related to the monitor for the three months ended March 31, 2014.
2014 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the implementation of a global transformation program ("2014 Global Transformation Program"), which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on self-service revenue.
Our reorganization and restructuring activities are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these activities will be concluded at the end of the 2015 fiscal year. The following figures are the Company’s estimates and are subject to change as the proposed global transformation program continues to be implemented. The Company is estimating to incur $36.5 million in cash outlays over the next two years and generate an annual estimated pre-tax savings of $15.0 million to $20.0 million exiting fiscal year 2015. For the three months ended March 31, 2014, the Company recorded total reorganization and restructuring expenses of $3.1 million and paid cash of $0.6 million.
Our compliance enhancement program is focused on improving our services for the consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. At the beginning of 2014, the Company announced that we expect to make investments totaling $80.0 to $90.0 million related to the compliance enhancement program over the next three years. For the three months ended March 31, 2014, we incurred $7.1 million of compliance enhancement program expense primarily related to contractor and consultant expense for systems and process redesign and $0.8 million for direct monitor costs, as discussed above.
Our increased investment in the growth of our self-service revenue channel, which includes MoneyGram Online, mobile, account deposit services, kiosk-based and money transfer options, will enable us to achieve our goal of generating 15 percent to 20 percent of money transfer revenue from the self-service channel in 2017. For the three months ended March 31, 2014, the self-service channel accounted for seven percent of money transfer fee and other revenue.
Financial Measures and Key Metrics
This Form 10-Q includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.
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
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following non-GAAP financial measures include:

•	EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization)

•	Adjusted EBITDA (EBITDA adjusted for certain significant items)

•	Adjusted Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses)
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
The Company utilizes specific terms as related to our business throughout this document, including the following:
Corridor — With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor. Transactions and the related fee and other revenue are viewed as originating from the "send side" of a transaction.
Corridor mix — The relative impact of consumers completing increased or decreased transactions in each available corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the transactional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		% Change
	2014	2013
(Dollars in million)	(unaudited)	(unaudited)
REVENUE
Fee and other revenue	$367.7	$337.7	9%
Investment revenue	7.2	2.8	157%
Total revenue	374.9	340.5	10%
OPERATING EXPENSES
Fee and other commissions expense	170.9	154.3	11%
Investment commissions expense	0.1	0.1	—%
Total commissions expense	171.0	154.4	11%
Compensation and benefits	69.7	65.5	6%
Transaction and operations support	71.3	51.5	38%
Occupancy, equipment and supplies	12.8	13.0	(2)%
Depreciation and amortization	13.1	11.8	11%
Total operating expenses	337.9	296.2	14%
OPERATING INCOME	37.0	44.3	(16)%
OTHER EXPENSE
Interest expense	9.7	17.4	(44)%
Debt extinguishment costs	—	45.3	NM
Total other expense	9.7	62.7	(85)%
Income (loss) before income taxes	27.3	(18.4)	NM
Income tax benefit	(11.7)	(5.8)	NM
NET INCOME (LOSS)	$39.0	$(12.6)	NM
NM = Not meaningful

Fee and Other Revenue and Related Commission Expense
The following summary provides fee and other revenue and related commission expense results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2014	2013
Fee and other revenue	$367.7	$337.7	9%
Fee and other commissions expense	170.9	154.3	11%
Fee and other commissions expense as a percent of fee and other revenue	46.5%	45.7%
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
For the three months ended March 31, 2014, fee and other revenue grew nine percent when compared to the same periods in 2013. Fee and other revenue growth was primarily driven by transaction growth from the money transfer product, which was partially offset by transaction declines from the money order and official check products.

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
As a result of the continued growth of the money transfer offering, fee and other commissions expense grew 11 percent for the three months ended March 31, 2014 when compared to the same periods in 2013. Our fee and other commissions expense growth rate outpaced the fee and other revenue growth rate primarily due to the transaction growth from the money transfer product, changes in the corridor and agent mix and increased signing bonus amortization from our agent expansion and retention efforts. For the three months ended March 31, 2014, fee and other commissions expense as a percentage of fee and other revenue grew from 45.7 percent to 46.5 percent, when compared to the same period in 2013.
Global Funds Transfer Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the three months ended March 31, 2014 and 2013. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2014	2013
Money transfer fee and other revenue	$326.1	$294.3	11%
Bill payment fee and other revenue	25.6	26.0	(2)%
Global Funds Transfer fee and other revenue	$351.7	$320.3	10%
Fee and other commissions expense	$170.7	$153.9	11%
For the three months ended March 31, 2014, Global Funds Transfer fee and other revenue increased $31.4 million, when compared to the same period in 2013. The increase was driven by money transfer fee and other revenue growth of 11 percent, primarily due to the 12 percent transaction growth and movement in foreign currency exchange rates, which were slightly offset by our corridor mix and average face value per transaction. Bill payment fee and other revenue declined two percent, primarily due to a lower average fee per transaction as a result of industry mix.
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the three months ended March 31:

	2014	2013
U.S. to U.S.	29%	30%
U.S. Outbound	37%	36%
Originating outside of the U.S.	34%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three months ended March 31:

2014 vs 2013
Total transactions	12%
U.S. to U.S.	7%
U.S. Outbound	18%
Originating outside of the U.S.	11%
For the three months ended March 31, 2014, the U.S. Outbound corridors generated 18 percent transaction growth while accounting for 37 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 31 percent. Transaction growth originating outside of the U.S. continued to grow at a double digit rate on a year over year basis and accounted for 34 percent of total money transfer transactions. The growth was primarily driven by the Middle East and Latin American and Caribbean regions. The U.S. to U.S. corridor grew seven percent and accounted for 29 percent of total money transfer transactions.
Money Transfer Fee and Other Revenue
As detailed in the table below, for the three months ended March 31, 2014, money transfer fee and other revenue growth was primarily driven by transaction growth of 12 percent. The following table details the changes in money transfer fee and other revenue from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$294.3
Change resulting from:
Money transfer volume growth	34.8
Foreign currency exchange rate	2.1
Corridor mix and average face value per transaction	(7.9)
Other	2.8
For the period ended March 31, 2014	$326.1
Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$26.0
Change resulting from:
Bill payment volume decline	(0.2)
Industry mix	(0.2)
For the period ended March 31, 2014	$25.6
For the three months ended March 31, 2014, fee and other revenue decreased two percent, or $0.4 million, when compared to the same period in 2013. For the three months ended March 31, 2014, bill payment fee and other revenue declines were a result of lower volumes and lower average fees due to shifts in industry mix. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals. Our traditional consumer credit verticals, such as auto and credit card, have been negatively impacted by the economic conditions in the U.S.

Global Funds Transfer Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$153.9
Change resulting from:
Money transfer volume growth	13.6
Bill payment volumes	(0.2)
Bill payment commission rates	0.4
Signing bonuses	2.7
Foreign currency exchange rate	0.3
For the period ended March 31, 2014	$170.7
For the three months ended March 31, 2014, commissions expense as a percentage of fee and other revenue grew to 48.5 percent, from 48.0 percent for the same period in 2013. The increases were primarily the result of the transaction growth from the money transfer product, as well as increased signing bonus expense from our agent expansion and retention efforts.
Financial Paper Products Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Financial Paper Product segment for the three months ended March 31, 2014 and 2013. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2014	2013
Money order fee and other revenue	$12.3	$13.2	(7)%
Official check fee and other revenue	3.7	4.1	(10)%
Financial Paper Product fee and other revenue	$16.0	$17.3	(8)%
Fee and other commissions expense	$0.2	$0.5	(60)%
For the three months ended March 31, 2014, money order fee and other revenue decreased $0.9 million, or seven percent, when compared to the same period in 2013, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.4 million, or 10 percent, when compared to the same period in 2013. For the three months ended March 31, 2014 and 2013, commissions expense was $0.2 million and $0.5 million, respectively.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2014	2013
Investment revenue	$7.2	$2.8	157%
Investment commissions expense(1)	0.1	0.1	—%
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
For the three months ended March 31, 2014, investment revenue increased $4.4 million, or 157 percent, when compared to the same period in 2013. The growth is primarily due to an increase in income received on our cost recovery securities and a shift in investment allocation to longer term, higher yielding investments.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three months ended March 31, 2014, investment commissions expense experienced a nominal change when compared to the same periods in 2013.
Operating Expenses
The following table is a summary of the operating expenses for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
(Dollars in millions)	Dollars	Percent of Total Revenue
Compensation and benefits	$69.7	19%
Transaction and operations support	71.3	19%
Occupancy, equipment and supplies	12.8	3%
Depreciation and amortization	13.1	4%
Total operating expenses	$166.9	45%
The following table is a summary of the operating expenses for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
(Dollars in millions)	Dollars	Percent of Total Revenue
Compensation and benefits	$65.5	19%
Transaction and operations support	51.5	15%
Occupancy, equipment and supplies	13.0	4%
Depreciation and amortization	11.8	4%
Total operating expenses	$141.8	42%
For the three months ended March 31, 2014, total operating expenses as a percentage of total revenue was 45 percent, an increase from 42 percent for the same period in 2013, primarily due to the expenses incurred as a result of the 2014 Global Transformation Program.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$65.5
Change resulting from:
Salaries, related payroll taxes and incentive compensation	1.0
Reorganization and restructuring costs	0.8
Compliance enhancement program	0.9
Impact of euro	0.4
Other employee benefits	1.1
For the period ended March 31, 2014	$69.7
For the three months ended March 31, 2014, compensation and benefits expense increased primarily due to increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Other employee benefits increased due to higher insurance costs and increased benefit plan expense. We incurred increased expenses related to the compliance enhancement program. Reorganization and restructuring include costs related to the 2014 Global Transformation Program of $2.3 million offset by a $1.5 decrease in costs related to the Global Transformation Initiative that we began in 2010 ("2010 Global Transformation Initiative").
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$51.5
Change resulting from:
Legal expenses	1.5
Contractor, consultant and outsourcing	5.5
Foreign exchange gains/losses	0.4
Marketing costs	1.8
Reorganization and restructuring costs	0.5
Compliance enhancement program	6.2
Direct monitor costs	0.8
Agent support costs	1.3
Other	1.8
For the period ended March 31, 2014	$71.3

Transaction and operations support expense primarily increased for the three months ended March 31, 2014 as a result of the expenses associated with the 2014 Global Transformation Program. We incurred increased expenses for contractors and consultants as we continue to invest in enhancing our current infrastructure. Reorganization and restructuring is comprised of expenses for the 2014 Global Transformation Program of $0.8 million partially offset by $0.3 million in expenses associated with the 2010 Global Transformation Initiative. We also incurred increased legal fees primarily related to an underwritten secondary public offering and share repurchase which were completed on April 2, 2014. We incurred increased expenses for agent support costs and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth. Other expenses consist of increased travel expenses and other professional fees.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expenses include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following is a summary of the change in occupancy, equipment and supplies from 2013 to 2014, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2013	$13.0
Change resulting from:
Rent and building operating costs	0.7
Equipment maintenance	0.5
Reorganization and restructuring costs	(1.2)
Other	(0.2)
For the period ended March 31, 2014	$12.8
For the three months ended March 31, 2014, occupancy, equipment and supplies expenses decreased as a result of decreased costs for reorganization and restructuring as we concluded our 2010 Global Transformation Initiative, which was partially offset by increased rent and building operation costs and equipment maintenance.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2014, depreciation and amortization increased 11 percent, or $1.3 million, when compared to the same period in 2013, primarily driven by higher amortization expense and depreciation expense for office equipment and furniture and software.

Pre-Tax Operating Income and Operating Margin
The Company's management utilizes pre-tax operating income and operating margin when assessing both consolidated and segment operating performance and allocation of resources. Excluded from the segments' operating income are interest and other expenses related to our credit agreements, operating loss from businesses categorized as “Other,” certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments.
The following table provides a summary overview of pre-tax operating income and operating margin for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
(Dollars in millions)	2014	2013
Operating income:
Global Funds Transfer	$31.5	$41.4	$(9.9)
Financial Paper Products	9.8	6.9	2.9
Total segment operating income	41.3	48.3	(7.0)
Other	(4.3)	(4.0)	(0.3)
Total operating income	37.0	44.3	(7.3)
Interest expense	9.7	17.4	(7.7)
Debt extinguishment costs	—	45.3	(45.3)
Income (loss) before income taxes	$27.3	$(18.4)	$45.7

Total operating margin	9.9%	13.0%
Global Funds Transfer	9.0%	12.9%
Financial Paper Products	42.2%	34.7%
For the three months ended March 31, 2014, the Company experienced total operating income and operating margin decline, when compared to the same periods in 2013, as a result of the increased expenses related to the 2014 Global Transformation Program. For the three months ended March 31, 2014, total operating income decreased to $37.0 million, from $44.3 million for the same period in 2013. The decline was primarily driven by the $7.1 million increase in compliance enhancement program expenses and higher commission expense as a percentage of revenue.
Other Expenses
Interest Expense
As a result of lower interest rates from the 2013 Credit Agreement (defined below) and Note Repurchase (defined below), interest expense decreased for the three months ended March 31, 2014, when compared to the same period in 2013. For the three months ended March 31, 2014, interest expense decreased $7.7 million, or 44 percent, when compared to the same period in 2013.
Debt Extinguishment Costs
The Company did not record debt extinguishment costs for the three months ended March 31, 2014. In connection with the Company's entry into an Amended and Restated Credit Agreement (the "2013 Credit Agreement"), the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the Credit Agreement (the "2011 Credit Agreement") with Bank of America, N.A., as administrative agent, and the lenders party thereto. The Company also purchased all of the outstanding 13.25% senior secured second lien notes due 2018 of MoneyGram Payment Systems Worldwide, Inc. (the "Note Repurchase"). In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, the Company recognized debt extinguishment costs of $45.3 million in the first quarter of 2013.
Income Taxes
For the three months ended March 31, 2014, the Company had $11.7 million of income tax benefit on pre-tax income of $27.3 million, primarily due to reductions of uncertain tax positions related to prior years.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) and Adjusted EBITDA (EBITDA adjusted for certain significant items) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. Finally, EBITDA and Adjusted EBITDA are financial measures used by management in reviewing results of operations, forecasting, assessing cash flow and capital, allocating resources and establishing employee incentive programs.
Although we believe that EBITDA and Adjusted EBITDA enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the three months ended March 31, 2014:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013	Change
Income (loss) before income taxes	$27.3	$(18.4)	$45.7
Interest expense	9.7	17.4	(7.7)
Depreciation and amortization	13.1	11.8	1.3
Amortization of agent signing bonuses	11.8	8.8	3.0
EBITDA	61.9	19.6	42.3
Significant items impacting EBITDA:
Compliance enhancement program (1)	7.1	—	7.1
Stock-based and contingent performance compensation (2)	3.5	3.1	0.4
Reorganization and restructuring costs (3)	3.1	3.2	(0.1)
Capital transaction costs (4)	1.1	—	1.1
Direct monitor costs (5)	0.8	—	0.8
Legal expenses (6)	0.4	1.1	(0.7)
Debt extinguishment (7)	—	45.3	(45.3)
Adjusted EBITDA	$77.9	$72.3	$5.6
(1) Costs related to the 2013 compliance enhancement program.
(2) Stock-based compensation and one-time contingent performance award payable after three years based on achievement of certain performance targets.
(3) Reorganization and restructuring costs in 2014 relate to the 2014 Global Transformation Program whereas costs in 2013 relate to the 2010 Global Transformation Initiative.
(4) Professional and legal fees incurred for the April 2, 2014 equity transactions.
(5) Direct compliance monitor expenses were not an adjusted item in 2013 but are adjusted in 2014 going forward.
(6) Legal expenses are primarily in connection with the settlement related to the MDPA/U.S. DOJ, the IRS tax litigation, and legal fees and expenses related to these matters.
(7) Debt extinguishment costs upon the completion of the Note Repurchase in connection with the 2013 Credit Agreement.
For the three months ended March 31, 2014, Adjusted EBITDA is adjusted for the 2014 Global Transformation Program, which consists of: $7.1 million for the compliance enhancement program, $3.1 million for the reorganization and restructuring costs and $0.8 million of direct monitor costs. For the three months ended March 31, 2013, Adjusted EBITDA was adjusted for debt extinguishment costs in connection with the 2013 Credit Agreement of $45.3 million.
For the three months ended March 31, 2014, the Company generated EBITDA of $61.9 million and Adjusted EBITDA of $77.9 million. When compared to the same period in 2013, EBITDA increased $42.3 million, or 216 percent, primarily due to the $45.3 million decrease of the debt extinguishment costs and the continued growth of the money transfer product, which were partially offset by the costs incurred for the 2014 Global Transformation Program and $1.1 million of capital transaction costs as a result of the April 2, 2014 equity transactions. When compared to the same period in 2013, Adjusted EBITDA increased $5.6 million, or eight percent, as a result of continued money transfer growth.

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
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations at March 31, 2014 and December 31, 2013:

(Amounts in millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$2,153.9	$2,228.5
Receivables, net (substantially restricted)	890.0	767.7
Interest-bearing investments (substantially restricted)	935.8	1,011.6
Available-for-sale investments (substantially restricted)	41.6	48.1
	4,021.3	4,055.9
Payment service obligations	(3,691.7)	(3,737.1)
Assets in excess of payment service obligations	$329.6	$318.8
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
Cash and Cash Equivalents and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of March 31, 2014, cash and cash equivalents and interest-bearing investments totaled $3.1 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $41.6 million of available-for-sale investments as of March 31, 2014. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $26.0 million of our available-for-sale investments, while other asset-backed securities compose the remaining $15.6 million.

Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure. The following is a summary of principal payments and debt issuance from January 1, 2012 to March 31, 2014:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(6.4)	—	(325.0)	(819.5)
2014 payments	—	—	—	(2.1)	—	—	(2.1)
Balance at March 31, 2014	$—	$—	$—	$841.5	$—	$—	$841.5
Our revolving credit facility has $124.6 million of borrowing capacity as of March 31, 2014, net of $0.4 million of outstanding letters of credit. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants and expect to maintain compliance throughout 2014. At March 31, 2014, the Company is in compliance with its financial covenants; please see Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure relating to the financial covenants.
On April 2, 2014, we entered into that certain First Incremental Amendment and Joinder Agreement ("Incremental Amendment"), with Bank of America, N.A., as administrative agent, and the financial institutions party thereto as Lenders. The Incremental Amendment provides for (a) an incremental term loan facility in an aggregate principal amount of $130 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125 million to $150 million, and (c) certain other amendments to the 2013 Credit Agreement. We do not believe the Incremental Amendment will have an impact on our ability to comply with our various financial and non-financial covenants.
Credit Ratings
As of March 31, 2014, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2013. If changes to our credit ratings occur, our credit facilities, regulatory capital requirements and other obligations are not impacted.
Regulatory Financial Requirements
We were in compliance with all financial regulatory requirements as of March 31, 2014. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement and obligations under agent agreements as of March 31, 2014:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,055.8	$45.3	$89.5	$87.9	$833.1
Signing bonuses	105.8	42.6	41.6	21.6	—
The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the the Internal Revenue Service or the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. As of December 31, 2013, the IRS and the Company reached a partial settlement on $186.9 million of deductions in dispute. If the Company's position is rejected with respect to such remaining adjustments, the Company would be required to make cash payments of approximately $70.5 million based on benefits taken and taxable income earned through March 31, 2014.

Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net income (loss)	$39.0	$(12.6)
Total adjustments to reconcile net income (loss)	(1.8)	20.8
Net cash provided by operating activities before changes in payment service assets and obligations	37.2	8.2
Change in cash and cash equivalents (substantially restricted)	74.6	253.0
Change in receivables, net (substantially restricted)	(123.9)	33.7
Change in payment service obligations	(45.4)	(236.4)
Net change in payment service assets and obligations	(94.7)	50.3
Net cash (used in) provided by operating activities	$(57.5)	$58.5
For the three months ended March 31, 2014, operating activities utilized net cash of $57.5 million, as our net cash before changes in payment service assets and obligations was $37.2 million. Changes in our payment service assets and obligations utilized $94.7 million of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
For the three months ended March 31, 2013, operating activities generated net cash of $58.5 million, as our net cash before changes in payment service assets and obligations was $8.2 million. Changes in our payment service assets and obligations generated $50.3 million of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in the composition of our investment portfolio.
While we consider our overall investment portfolio to be part of our operations, in accordance with GAAP, investments in cash and cash equivalents are presented as part of operating activities, while investments in interest-bearing and available-for-sale investment securities are presented as part of investing activities. To understand the cash flow activity of our core business, the cash flows from operating activities relating to the payment service assets and obligations should be reviewed in conjunction with the net cash flows from investing activities related to our interest-bearing investments and available-for-sale investments.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Net investment activity	$76.3	$(46.9)
Purchases of property and equipment	(17.1)	(15.2)
Net cash provided by (used in) investing activities	$59.2	$(62.1)
For the three months ended March 31, 2014, investing activities generated cash of $59.2 million, primarily from the excess proceeds of $76.3 million from the maturity and sale of investments, net of purchases, which were reinvested. We also utilized $17.1 million for capital expenditures.
For the three months ended March 31, 2013, investing activities utilized cash of $62.1 million primarily from net investment activity of $46.9 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $15.2 million for capital expenditures.

Cash Flows from Financing Activities

	Three Months Ended March 31,
(Amounts in millions)	2014	2013
Proceeds from issuance of debt	$—	$850.0
Transaction costs for issuance and amendment of debt	—	(11.8)
Payments on debt	(2.1)	(813.1)
Prepayment penalty	—	(21.5)
Proceeds from exercise of stock options	0.4	—
Net cash (used in) provided by financing activities	$(1.7)	$3.6
For the three months ended March 31, 2014, financing activities utilized cash of $1.7 million primarily associated with the quarterly debt payments under the 2013 Credit Agreement. For the three months ended March 31, 2013, financing activities generated cash of $3.6 million associated with the 2013 Credit Agreement.

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
Although we believe that Adjusted Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Amounts in millions)	2014	2013	Change
Income (loss) before income taxes	$27.3	$(18.4)	$45.7
Interest expense	9.7	17.4	(7.7)
Depreciation and amortization	13.1	11.8	1.3
Amortization of agent signing bonuses	11.8	8.8	3.0
EBITDA (1)	61.9	19.6	42.3
Significant items impacting EBITDA:
Compliance enhancement program	7.1	—	7.1
Stock-based and contingent performance compensation	3.5	3.1	0.4
Reorganization and restructuring costs	3.1	3.2	(0.1)
Capital transaction costs	1.1	—	1.1
Direct monitor costs	0.8	—	0.8
Legal expenses	0.4	1.1	(0.7)
Debt extinguishment	—	45.3	(45.3)
Adjusted EBITDA (1)	$77.9	$72.3	$5.6

Cash interest expense	(9.1)	(15.6)	6.5
Cash tax expense	(0.1)	(0.1)	—
Cash payments for capital expenditures	(17.1)	(15.2)	(1.9)
Cash payments for agent signing bonuses	(4.9)	(8.6)	3.7
Adjusted Free Cash Flow	$46.7	$32.8	$13.9
(1) See "EBITDA and Adjusted EBITDA" section of this MD&A for the descriptions of the adjustments to arrive at these measures.
For the three months ended March 31, 2014, Adjusted Free Cash Flow was $46.7 million, an increase of $13.9 million, or 42 percent, when compared to the same period in 2013. The increase was driven by 10 percent growth in total revenue, a $6.5 million reduction of cash paid for interest as a result of the 2013 Credit Agreement and reduced agent signing bonus payments of $3.7 million, as a result of the timing of certain payments.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2014. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Act, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would” and other similar expressions are intended to identify some of the forward-looking statements and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statement for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management's current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	our ability to compete effectively;

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including our largest agent, Walmart, through the recent introduction by Walmart of a competing "white label" branded money transfer product or otherwise;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations;

•	litigation involving us or our agents, including the outcome of ongoing investigations by several state governments, which could result in material settlements, fines or penalties;

•	possible uncertainties relating to compliance with and the impact of the DPA on our reputation and business;

•
ongoing investigations involving MoneyGram by the U.S. federal government and state governments which could result in criminal or civil penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•
our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain Office of Foreign Assets Control restrictions;

•	changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	our significant exposure to loss in the event of a major bank failure or a loss of liquidity in the bank deposit market;

•	the ability of us and our agents to maintain adequate banking relationships;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	a security or privacy breach in systems on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	weakened consumer confidence in our business or money transfers generally;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•
our ability to implement the 2014 Global Transformation Program as planned, whether the expected amount of costs associated with such program will exceed our forecasts and whether we will be able to realize the full amount of estimated savings from such program;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of THL on our Board of Directors; and

•
the risks and uncertainties described in the “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2013. For further information on market risk, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management” in the Company’s Annual Report on form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged.
Litigation Commenced Against the Company
The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
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
Actions Commenced by the Company
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleged, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company. On April 25, 2014, MoneyGram and Goldman Sachs agreed to settle all pending and potential litigation or arbitration concerning any Residential Mortgage Backed Securities or mortgage-related Collateralized Debt Obligations that Goldman Sachs sold to MoneyGram during the 2003 through June 30, 2008 time period.  In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million.  This resolution includes terminating the litigation and arbitration between MoneyGram and Goldman Sachs. As of April 30, 2014, Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
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
ITEM 1A. RISK FACTORS
Except as set forth below, there has been no material change in the Company's risk factors from those described the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
A substantial portion of our transaction volume is generated by a limited number of key agents. During 2013, 2012 and 2011, our ten largest agents accounted for 43 percent, 44 percent and 45 percent, respectively, of our total company fee and investment revenue and 44 percent, 46 percent and 48 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. During 2013, 2012 and 2011, our largest agent, Walmart, accounted for 27 percent, 28 percent and 29 percent, respectively, of our total company fee and investment revenue, and 28 percent, 30 percent and 31 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. If our contracts with Walmart or any of our other key agents are not renewed or are terminated, or renewed but on less favorable terms, or if such agents reduce the number of their locations or the volume of their business with us, or begin offering a competing product or service, such as Walmart’s recent introduction of a competing “white label” branded product for Walmart-to-Walmart money transfers in the United States, or they cease doing business, our business, financial condition and results of operations could be adversely affected.
THL owns a substantial percentage of our common stock, and its interests may differ from the interests of our other common stockholders.
As of April 30, 2014, THL held approximately 43 percent of our outstanding common shares and 37 percent of our outstanding common shares on a fully-converted basis, as if all of the outstanding shares of Series D Participating Convertible Preferred Stock, or the D Stock, were converted to common shares. Additionally, our Amended and Restated Certificate of Incorporation provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the “THL Representatives”), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed three of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock, and THL’s substantial control over us could result in harm to the market price of our common stock by delaying, deferring or preventing a change in control of our company; impeding a merger, consolidation, takeover or other business combination involving our company; or entrenching our management and Board of Directors.
We have significant overhang of salable common shares and D Stock held by the Investors relative to our outstanding common shares.
As of April 30, 2014, there were 54.6 million outstanding common shares (or 63.5 million common shares if the outstanding D Stock were converted into common shares). In accordance with the terms of the Registration Rights Agreement, dated March 25, 2008, among the Company and the several Investor parties named therein, we have an effective Registration Statement on Form S-3, or the Registration Statement, that permits the offer and sale by the Investors of all of the common shares and D Stock currently held by the Investors, and subject to certain limitations set forth therein, we are required to refile the Registration Statement upon its expiration. The Investors have sold 20.1 million common shares pursuant to the Registration Statement, and on April 2, 2014, THL has sold another 8.2 million common shares to the Company pursuant to the Stock Repurchase Agreement, dated March 26, 2014, between the Company and THL, leaving 32.7 million common shares (including common shares issuable upon conversion of the D Stock held by the Investors) that can still be sold pursuant to the Registration Statement. The Registration Statement also permits us to offer and sell, from time to time, up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2014, the Company had repurchased 6,795,017 common shares under this authorization and had remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares during the three months ended March 31, 2014. However, the Company may consider repurchasing shares from time-to-time, subject to limitations in its debt agreements.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 2, 2014	By:	/s/ W. ALEXANDER HOLMES
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

10.1
Stock Repurchase Agreement, dated March 26, 2014, by and among the Company and the THL Selling Stockholders (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2014).

10.2*+
First Incremental Amendment and Joinder Agreement, dated April 2, 2014, by and among MoneyGram International, Inc., as borrower, MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., and MoneyGram of New York LLC, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as Lenders.

10.3* †	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Time-Based Restricted Stock Unit Award Agreement.
10.4* †	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement.
10.5* †	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance-Based Restricted Stock Unit Award Agreement.
10.6* †	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Award Agreement.
10.7* †	Global Time-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley.
10.8* †	Global Performance-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (v) Consolidated Statement of Stockholders' Deficit as of March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a Confidential Treatment Application filed with the Commission under Rule 24b-2.
†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.