Form 10-Q
period 2014-06-30
MONEYGRAM INTERNATIONAL INC
filed 2014-08-06
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2014

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
As of August 4, 2014, 54,603,629 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	2,046.5	2,228.5
Receivables, net (substantially restricted)	941.8	767.7
Interest-bearing investments (substantially restricted)	994.8	1,011.6
Available-for-sale investments (substantially restricted)	40.2	48.1
Property and equipment, net	140.0	134.8
Goodwill	434.9	435.2
Other assets	186.3	161.0
Total assets	$4,784.5	$4,786.9

LIABILITIES
Payment service obligations	$3,674.2	$3,737.1
Debt	968.3	842.9
Pension and other postretirement benefits	94.3	98.4
Accounts payable and other liabilities	189.7	185.5
Total liabilities	4,926.5	4,863.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 71,282 and 109,239 issued at June 30, 2014 and December 31, 2013, respectively	183.9	281.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 and 62,263,963 shares issued at June 30, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	985.0	1,011.8
Retained loss	(1,152.1)	(1,214.4)
Accumulated other comprehensive loss	(37.8)	(33.0)
Treasury stock: 4,219,994 and 4,300,782 shares at June 30, 2014 and December 31, 2013, respectively	(121.6)	(123.9)
Total stockholders’ deficit	(142.0)	(77.0)
Total liabilities and stockholders’ deficit	$4,784.5	$4,786.9

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2014	2013	2014	2013
REVENUE
Fee and other revenue	$368.8	$361.6	$736.5	$699.3
Investment revenue	3.6	3.5	10.8	6.3
Total revenue	372.4	365.1	747.3	705.6
OPERATING EXPENSES
Fee and other commissions expense	171.6	169.6	342.5	323.9
Investment commissions expense	0.1	0.1	0.2	0.2
Total commissions expense	171.7	169.7	342.7	324.1
Compensation and benefits	75.0	66.4	144.7	131.9
Transaction and operations support	77.3	62.4	148.6	113.9
Occupancy, equipment and supplies	13.7	11.9	26.5	24.9
Depreciation and amortization	13.6	12.2	26.7	24.0
Total operating expenses	351.3	322.6	689.2	618.8
OPERATING INCOME	21.1	42.5	58.1	86.8
OTHER (INCOME) EXPENSE
Securities settlements	(22.4)	—	(22.4)	—
Interest expense	11.4	9.9	21.1	27.3
Debt extinguishment costs	—	—	—	45.3
Total other (income) expense	(11.0)	9.9	(1.3)	72.6
Income before income taxes	32.1	32.6	59.4	14.2
Income tax expense (benefit)	6.5	13.5	(5.2)	7.7
NET INCOME	$25.6	$19.1	$64.6	$6.5

EARNINGS PER COMMON SHARE
Basic	$0.40	$0.27	$0.96	$0.09
Diluted	$0.40	$0.27	$0.95	$0.09

Weighted-average outstanding common shares and equivalents used in computing earnings per share
Basic	63.6	71.6	67.6	71.6
Diluted	63.8	71.8	67.8	71.8

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
NET INCOME	$25.6	$19.1	$64.6	$6.5
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of ($0.1) and ($0.3) for the three months ended June 30, 2014 and 2013, respectively, and $0.4 and ($0.4) for the six months ended June 30, 2014 and 2013, respectively	(0.5)	(0.3)	(4.9)	(0.3)
Net change in pension liability, net of tax benefit of $0.5 and $0.9 for the three months ended June 30, 2014 and 2013, respectively, and $1.1 and $1.5 for the six months ended June 30, 2014 and 2013, respectively	1.1	1.2	2.1	2.4
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($0.5) and $0.2 for the three months ended June 30, 2014 and 2013, respectively, and ($1.1) and ($0.8) for the six months ended June 30, 2014 and 2013, respectively	(1.0)	0.3	(2.0)	(1.3)
Other comprehensive (loss) income	(0.4)	1.2	(4.8)	0.8
COMPREHENSIVE INCOME	$25.2	$20.3	$59.8	$7.3

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25.6	$19.1	$64.6	$6.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.6	12.2	26.7	24.0
Signing bonus amortization	12.7	10.0	24.5	18.8
Signing bonus payments	(4.6)	(1.6)	(9.5)	(10.2)
Loss on debt extinguishment	—	—	—	45.3
Amortization of debt discount and deferred financing costs	0.8	0.7	1.4	2.1
Provision for uncollectible receivables	1.7	2.6	3.5	5.0
Non-cash compensation and pension expense	7.1	5.2	12.6	9.7
Change in other assets	(18.5)	(19.6)	(34.2)	(13.6)
Change in accounts payable and other liabilities	16.0	23.5	1.6	(25.7)
Other non-cash items, net	(0.2)	0.9	0.2	(0.7)
Total adjustments	28.6	33.9	26.8	54.7
Change in cash and cash equivalents (substantially restricted)	107.4	227.8	182.0	480.8
Change in receivables (substantially restricted)	(53.4)	(10.7)	(177.3)	23.0
Change in payment service obligations	(17.5)	137.4	(62.9)	(99.0)
Net cash provided by operating activities	90.7	407.5	33.2	466.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale	1.1	4.9	2.4	11.6
Purchases of interest-bearing investments	(469.7)	(500.0)	(605.5)	(764.7)
Proceeds from maturities of interest-bearing investments	410.8	100.0	621.6	311.1
Purchases of property and equipment	(22.4)	(11.2)	(39.5)	(26.4)
Proceeds from disposal of property and equipment	0.2	0.3	0.2	0.3
Net cash used in investing activities	(80.0)	(406.0)	(20.8)	(468.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	129.8	850.0
Transaction costs for issuance and amendment of debt	(5.1)	—	(5.1)	(11.8)
Principal payments on debt	(2.4)	(2.1)	(4.5)	(815.2)
Prepayment penalty	—	—	—	(21.5)
Proceeds from exercise of stock options	—	0.6	0.4	0.6
Stock repurchase	(133.0)	—	(133.0)	—
Net cash (used in) provided by financing activities	(10.7)	(1.5)	(12.4)	2.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—
Supplemental cash flow information:
Cash payments for interest	$10.6	$9.4	$19.7	$25.0
Cash payments for income taxes	$0.3	$0.1	$0.4	$0.2
Change in accrued purchases of property and equipment	$(2.6)	$0.2	$(7.8)	$(3.7)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	64.6	—	—	64.6
Stock-based compensation activity	—	—	7.6	(2.3)	—	2.3	7.6
Capital contribution from investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of shares	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Net change in available-for-sale securities, net of tax	—	—	—	—	(4.9)	—	(4.9)
Net change in pension liability, net of tax	—	—	—	—	2.1	—	2.1
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(2.0)	—	(2.0)
June 30, 2014	$183.9	$0.6	$985.0	$(1,152.1)	$(37.8)	$(121.6)	$(142.0)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net income	—	—	—	6.5	—	—	6.5
Stock-based compensation activity	—	—	4.1	(0.8)	—	2.3	5.6
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net change in available-for-sale securities, net of tax	—	—	—	—	(0.3)	—	(0.3)
Net change in pension liability, net of tax	—	—	—	—	2.4	—	2.4
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.3)	—	(1.3)
June 30, 2013	$281.9	$0.6	$1,005.4	$(1,260.2)	$(51.5)	$(124.4)	$(148.2)

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
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that the program will conclude at the end of the 2015 fiscal year. The activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program continues to be implemented.

The following table is a roll-forward of the restructuring costs accrual related to the 2014 Global Transformation Program as of June 30, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Balance, December 31, 2013	$—	$—	$—
Expenses	6.0	1.0	7.0
Cash payments	(0.1)	(1.0)	(1.1)
Balance, June 30, 2014	$5.9	$—	$5.9
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date and the estimated remaining restructuring costs to be incurred for the 2014 Global Transformation Program as of June 30, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Restructuring Costs in operating expenses
Cumulative restructuring costs incurred to date	$6.0	$1.0	$7.0
Estimated additional restructuring costs to be incurred	4.6	1.1	5.7
Total restructuring costs in operating expenses	$10.6	$2.1	$12.7
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table is a summary of expenses related to the reorganization and restructuring activities for the three and six months ended June 30, 2014:

(Amounts in millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Restructuring costs in operating expenses:
Compensation and benefits	$3.8	$6.0
Transaction and operations support	0.2	1.0
Total restructuring costs	$4.0	$7.0
Reorganization costs in operating expenses:
Compensation and benefits	$1.1	$1.2
Transaction and operations support	1.6	1.6
Total reorganization costs	2.7	2.8
Total reorganization and restructuring costs	$6.7	$9.8
The following table is a summary of restructuring expenses related to the 2014 Global Transformation Program incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
First quarter 2014	$2.6	$0.3	$0.1	$3.0
Second quarter 2014	3.4	0.4	0.2	4.0
Total cumulative expenses incurred to date	$6.0	$0.7	$0.3	$7.0
Total estimated additional expenses to be incurred	4.8	0.6	0.3	5.7
Total restructuring expenses	$10.8	$1.3	$0.6	$12.7

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at June 30, 2014 and December 31, 2013:

(Amounts in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$2,046.5	$2,228.5
Receivables, net (substantially restricted)	941.8	767.7
Interest-bearing investments (substantially restricted)	994.8	1,011.6
Available-for-sale investments (substantially restricted)	40.2	48.1
	4,023.3	4,055.9
Payment service obligations	(3,674.2)	(3,737.1)
Assets in excess of payment service obligations	$349.1	$318.8
The Company was in compliance with its contractual and financial regulatory requirements as of June 30, 2014 and December 31, 2013. See Note 7 — Debt for additional disclosure in regards to the Company's compliance with its contractual and financial requirements.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis at June 30, 2014 and December 31, 2013:

	Fair Value at June 30, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	16.9	—	16.9
Other asset-backed securities	—	—	15.3	15.3
Investment related to deferred compensation trust	10.0	—	—	10.0
Forward contracts	—	0.2	—	0.2
Total financial assets	$10.0	$25.1	$15.3	$50.4
Financial liabilities:
Forward contracts	$—	$1.2	$—	$1.2

	Fair Value at December 31, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	19.5	—	19.5
Other asset-backed securities	—	—	20.6	20.6
Investment related to deferred compensation trust	9.6	—	—	9.6
Forward contracts	—	0.2	—	0.2
Total financial assets	$9.6	$27.7	$20.6	$57.9
Financial liabilities:
Forward contracts	$—	$0.6	$—	$0.6
The following is a summary of the unobservable inputs used in other asset-backed securities classified as Level 3 at June 30, 2014 and December 31, 2013:

			June 30, 2014		December 31, 2013
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$0.1	$65.48	$0.1	$17.01
Home Equity	Price	Third party pricing service	0.1	28.82	0.2	51.87
Indirect Exposure - High Grade	Price	Third party pricing service	8.3	8.06	8.2	7.90
Indirect Exposure - Mezzanine	Price	Third party pricing service	1.5	1.39	2.6	2.12
Indirect Exposure - Mezzanine	Price	Broker	1.3	1.63	5.0	6.01
Other	Discount margin	Manual	4.0	21.56	4.5	23.85
Total			$15.3	$4.15	$20.6	$5.24
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Beginning balance	$15.6	$17.7	$20.6	$18.0
Principal paydowns	(0.2)	—	(4.0)	(0.1)
Unrealized gains	0.3	0.5	0.3	1.3
Unrealized losses	(0.4)	(0.6)	(1.6)	(1.6)
Ending balance	$15.3	$17.6	$15.3	$17.6
There were no other-than-temporary impairments during the three and six months ended June 30, 2014 and 2013.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). The following table is a summary of fair value and carrying value of debt as of June 30, 2014 and December 31, 2013:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Senior secured credit facility and incremental term loan	$953.7	$849.2	$968.3	$842.9
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value as of June 30, 2014 and December 31, 2013.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three and six months ended June 30, 2014 and 2013.
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
The Company also records the investments in its defined benefit pension plan, or "the Pension Plan", trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments, all of which are substantially restricted. See Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure in regards to substantially restricted assets. The following table shows the components of the investment portfolio as of June 30, 2014 and December 31, 2013:

(Amounts in millions)	June 30, 2014	December 31, 2013
Cash	$2,036.7	$2,204.5
Money-market securities	9.8	24.0
Cash and cash equivalents (substantially restricted)	2,046.5	2,228.5
Interest-bearing investments (substantially restricted)	994.8	1,011.6
Available-for-sale investments (substantially restricted)	40.2	48.1
Total investment portfolio	$3,081.5	$3,288.2
Cash and Cash Equivalents (substantially restricted) — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities. The Company's money market securities are invested in two funds, each of which is AAA rated and consists of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments (substantially restricted) — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of June 30, 2014.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of June 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$15.4	$1.5	$—	$16.9	$110.63
Other asset-backed securities	5.4	9.9	—	15.3	4.15
U.S. government agencies	8.0	—	—	8.0	99.99
Total	$28.8	$11.4	$—	$40.2	$10.27
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$17.8	$1.7	$—	$19.5	$110.45
Other asset-backed securities	5.9	14.7	—	20.6	5.24
U.S. government agencies	7.7	0.3	—	8.0	99.87
Total	$31.4	$16.7	$—	$48.1	$11.50
(1) Net average price is per $100.00
At June 30, 2014 and December 31, 2013, 62 percent and 57 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at June 30, 2014.

Gains and Losses and Other-than-temporary Impairments — At June 30, 2014 and December 31, 2013, net unrealized gains of $12.4 million and $17.3 million, respectively, were included in the Consolidated Balance Sheets in "Accumulated other comprehensive loss."
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings ("Fitch"). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the ratings agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P equivalent rating of AAA, AA, A or BBB. The Company’s investments at June 30, 2014 and December 31, 2013 consisted of the following ratings:

	June 30, 2014			December 31, 2013
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	16	$24.8	62%	16	$30.8	64%
Below investment grade	46	15.4	38%	50	17.3	36%
Total	62	$40.2	100%	66	$48.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a $3.4 million change to investment grade fair value as of June 30, 2014 and December 31, 2013, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. The following table is a summary of amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
One year or less	$8.0	$8.0	$7.7	$8.0
Mortgage-backed and other asset-backed securities	20.8	32.2	23.7	40.1
Total	$28.8	$40.2	$31.4	$48.1
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at June 30, 2014 and December 31, 2013: 67 percent and 64 percent, respectively, used a third party pricing service; three percent and 10 percent, respectively, used broker pricing; and 30 percent and 26 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at June 30, 2014 and December 31, 2013.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Net realized foreign currency losses (gains)	$0.5	$(0.4)	$2.2	$3.9
Net (gains) losses from the related forward contracts	(0.5)	0.8	(2.1)	(3.7)
Net losses from foreign currency transactions and related forward contracts	$—	$0.4	$0.1	$0.2
As of June 30, 2014 and December 31, 2013, the Company had $170.2 million and $129.0 million, respectively, of outstanding notional amounts relating to its forward contracts. As of June 30, 2014 and December 31, 2013, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Other assets	$0.3	$0.4	$(0.1)	$(0.2)	$0.2	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$(1.3)	$(0.8)	$0.1	$0.2	$(1.2)	$(0.6)
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Debt

The following is a summary of the Company’s outstanding debt at June 30, 2014 and activity since December 31, 2013:

	2013 Credit Agreement
(Amounts in millions)	Senior secured credit facility due 2020	Tranche B-1 term loan facility due 2020	Total
Balance at December 31, 2013	$842.9	$—	$842.9
Borrowings, gross	—	130.0	130.0
Discount on borrowings	—	(0.2)	(0.2)
Amortization of discount	0.1	—	0.1
Payments	(4.5)	—	(4.5)
Balance at June 30, 2014	$838.5	$129.8	$968.3
Weighted average interest rate	4.25%	4.25%
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
On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with BOA, as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the Revolving Credit Facility under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the facility for share repurchases exclusively from affiliates of Thomas H. Lee Partners L.P. ("THL") and Goldman Sachs. The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL reducing the limit for such purchases to $170.0 million. See Note 9 — Stockholders' Deficit for additional disclosure on the share repurchase.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of June 30, 2014, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $149.6 million of availability thereunder.

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
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 3 — Assets in Excess of Payment Service Obligations for additional disclosure of the Asset Coverage calculation as of June 30, 2014.
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Present through September 30, 2014	2.15:1	5.000:1
October 1, 2014 through December 31, 2014	2.25:1	5.000:1
January 1, 2015 through December 31, 2015	2.25:1	4.750:1
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
We continuously monitor our compliance with our debt covenants. At June 30, 2014, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 7.83 and our Total Secured Leverage ratio was 3.221.
Deferred Financing Costs — The Company capitalized financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at June 30, 2014:

(Amounts in millions)	Six Months Ended June 30, 2014
Balance at December 31, 2013	$13.3
Capitalized deferred financing costs	5.1
Amortization of deferred financing costs	(1.3)
Balance at June 30, 2014	$17.1
Interest Paid in Cash — The Company paid $10.6 million and $19.7 million of interest for the three and six months ended June 30, 2014, respectively, and $9.4 million and $25.0 million of interest for the three and six months ended June 30, 2013, respectively.
Maturities — At June 30, 2014, debt totaling $912.6 million will mature in 2020, while debt principal totaling $56.4 million will be paid quarterly in increments of $2.4 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2018.

Note 8 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Interest cost	$2.7	$2.4	$5.4	$4.8
Expected return on plan assets	(1.9)	(1.9)	(3.7)	(3.7)
Recognized net actuarial loss	1.7	2.0	3.4	3.9
Net periodic benefit expense	$2.5	$2.5	$5.1	$5.0
The Company made contributions to the Pension Plan of $2.0 million and $4.0 million for the three and six months ended June 30, 2014, respectively, and $2.0 million during the three and six months ended June 30, 2013, respectively. Contributions made to the combined SERPs were $1.0 million and $2.1 million for the three and six months ended June 30, 2014, respectively, and $0.9 million and $2.1 million for the three and six months ended June 30, 2013, respectively.
The following table is a summary of net periodic benefit expense for the Company’s postretirement medical benefit plans, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Amortization of prior service credit	$(0.1)	$(0.1)	$(0.3)	$(0.3)
Recognized net actuarial loss	—	0.1	0.1	0.2
Net periodic benefit income	$(0.1)	$—	$(0.2)	$(0.1)

Note 9 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock as of June 30, 2014:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
June 30, 2014	200	71	71	162,500	58,824	54,604	(4,220)
On April 2, 2014, the Company completed an underwritten secondary public offering by affiliates and co-investors of THL and affiliates of Goldman Sachs (collectively with THL, the "Investors") of an aggregate of 9,200,000 shares of the Company’s common stock. As part of the transaction, the affiliates of Goldman Sachs converted an aggregate of 37,957 shares of Series D Participating Convertible Preferred Stock (the "D Stock") to 4,744,696 shares of common stock, which were sold as part of the transaction. The selling stockholders received all of the proceeds from the offering. Also on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share. The Company funded the share repurchase with $130.0 million of the proceeds from its Tranche B-1 Term Loan Facility and cash.
Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is subject to limitations under the Company’s 2013 Credit Agreement. No dividends were paid during the three and six months ended June 30, 2014. The Company is authorized to repurchase 5.2 million shares of common stock and repurchases may be made periodically.
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
As a result of the transactions occurring on April 2, 2014 described above, the Investors made a payment of approximately $0.6 million to Walmart under the Participation agreement. The Company is not a party to, and has no obligation to Walmart or additional obligations to the Investors, under the Participation Agreement. The Company did not make cash outlays related to this payment. This amount is reflected in transaction and operations support in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2014, with the offset recorded in the additional paid in capital in the Company's Consolidated Balance Sheets for the six months ended June 30, 2014.
Accumulated Other Comprehensive Loss — The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during the six months ended June 30, 2014 and 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive loss before amortization	(0.2)	(2.0)	—	(2.2)
Amounts reclassified/amortized from accumulated other comprehensive loss	(4.7)	—	2.1	(2.6)
Net current period other comprehensive (loss) income	(4.9)	(2.0)	2.1	(4.8)
June 30, 2014	$12.4	$1.5	$(51.7)	$(37.8)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive loss before amortization	(0.3)	(1.3)	—	(1.6)
Amounts reclassified/amortized from accumulated other comprehensive loss	—	—	2.4	2.4
Net current period other comprehensive (loss) income	(0.3)	(1.3)	2.4	0.8
June 30, 2013	$16.0	$1.3	$(68.8)	$(51.5)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,		Statement of Operations Location
(Amounts in millions)	2014	2013	2014	2013

Unrealized gains on securities classified as available-for-sale, before tax	$(0.3)	$—	$(5.1)	$—	"Investment revenue"
Tax (benefit) expense, net	(0.1)	—	0.4	—
Total gains, net of tax	$(0.4)	$—	$(4.7)	$—

Pension and postretirement benefits adjustments:
Prior service credits, before tax	$(0.1)	$(0.1)	$(0.3)	$(0.3)	"Compensation and benefits"
Net actuarial losses, before tax	1.7	2.2	3.5	4.2	"Compensation and benefits"
Total before tax	1.6	2.1	3.2	3.9
Tax benefit, net	(0.5)	(0.9)	(1.1)	(1.5)
Total, net of tax	$1.1	$1.2	$2.1	$2.4

Total reclassified for the period, net of tax	$0.7	$1.2	$(2.6)	$2.4

Note 10 — Stock-Based Compensation

The following table is a summary of stock-based compensation expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Expense recognized related to stock options	$2.1	$1.8	$3.4	$3.4
Expense recognized related to restricted stock units	2.4	0.8	4.2	1.6
Stock-based compensation expense	$4.5	$2.6	$7.6	$5.0
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

Pursuant to the terms of grants made in 2014, all options issued are time-based with a term of 10 years and vest over a three-year period in an equal number of shares each year. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during six months ended June 30, 2014:

Expected dividend yield (1)	0.0%
Expected volatility (2)	65.4% - 68.2%
Risk-free interest rate (3)	1.1% - 2.0%
Expected life (4)	6.0 - 6.3 years
Weighted-average grant-date fair value per option	$11.90

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

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2013	4,792,004	$20.14
Granted	465,744	19.71
Exercised	(24,376)	16.09
Forfeited/Expired	(477,182)	17.87
Options outstanding at June 30, 2014	4,756,190	$20.35	6.5 years	$1.4
Vested or expected to vest at June 30, 2014	4,605,955	$20.40	6.4 years	$1.4
Options exercisable at June 30, 2014	1,949,590	$20.55	5.7 years	$1.3
For the three and six months ended June 30, 2014, the unrecognized stock option expense related to outstanding options was $14.7 million with a remaining weighted-average vesting period of 1.5 years.
Restricted Stock Units — For purposes of determining the fair value of restricted stock units and performance based stock units, the fair value is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. The following table is a summary of the Company’s restricted stock unit activity for the six months ended June 30, 2014:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2013	1,186,144	$16.73	1.8 years	$24.6
Granted	999,941	19.66
Vested and converted to shares	(81,700)	17.13
Forfeited	(83,174)	17.08
Restricted stock units outstanding at June 30, 2014	2,021,211	$18.14	2.0 years	$29.8
As of June 30, 2014, the Company’s outstanding restricted stock units had unrecognized compensation expense of $23.6 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense as of June 30, 2014 under the minimum and maximum thresholds are $6.3 million and $26.7 million, respectively.

The grant-date fair value of restricted stock units vested was $0.4 million and $1.4 million for the three and six months ended June 30, 2014, respectively, and $0.8 million for the three and six months ended June 30, 2013.

Note 11 — Income Taxes

For the three months ended June 30, 2014, the Company had $6.5 million of income tax expense on pre-tax income of $32.1 million, which included $1.5 million of tax on investment security settlements recognized in the second quarter of 2014. For the six months ended June 30, 2014, the Company had $5.2 million of income tax benefit on pre-tax income of $59.4 million, reflecting reductions of uncertain tax position of prior years which was partially offset by the $1.5 million of tax on investment security settlements. For the three and six months ended June 30, 2013, the Company had $13.5 million and $7.7 million, respectively, of income tax expense on pre-tax income of $32.6 million and $14.2 million, respectively.
The Company paid $0.3 million and $0.4 million of federal and state income taxes for the three and six months ended June 30, 2014, respectively, compared to $0.1 million and $0.2 million of federal and state income taxes for the three and six months ended June 30, 2013, respectively. Changes in facts and circumstances may cause the Company to record additional tax expense or benefits in the future.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of June 30, 2014, the IRS and the Company have reached a partial settlement on $186.9 million of deductions in dispute. As of June 30, 2014, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.
The following table is a roll-forward of unrecognized tax benefits as of June 30, 2014:

(Amounts in millions)
Balance at December 31, 2013	$52.0
Reductions for tax positions of prior years	(22.9)
Balance at June 30, 2014	$29.1
As of June 30, 2014, the liability for unrecognized tax benefits was $29.1 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through the “Income tax expense (benefit)” line in the Consolidated Statements of Operations. For the six months ended June 30, 2014, the Company accrued approximately $0.2 million and for the six months ended June 30, 2013, the Company accrued approximately $3.0 million. As of June 30, 2014 and December 31, 2013, the Company had a liability of $2.3 million and $2.1 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of June 30, 2014, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Operating Leases — The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at June 30, 2014 (amounts in millions):

2014	$8.1
2015	13.8
2016	10.0
2017	8.9
2018	8.4
Thereafter	23.6
Total	$72.8

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
As of June 30, 2014, the liability for minimum commission guarantees was $4.5 million and the maximum amount that could be paid under the minimum commission guarantees was $13.2 million over a weighted-average remaining term of 3.4 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. With respect to minimum commission guarantees expiring in the six months ended June 30, 2014, the Company was not required to make any estimated payments.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $2.1 million and $1.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. A nominal charge and a charge of $0.4 million, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three and six months ended June 30, 2014, respectively, for legal proceedings. For the three and six months ended June 30, 2013, nominal charges, net of insurance recoveries, were recorded in the "Transaction and operations support" line in the Consolidated Statement of Operations for legal proceedings.
Litigation Commenced Against the Company
The Company is involved in various claims and litigations that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been filed against MoneyGram in connection with this investigation. Accordingly, we are unable to estimate the potential dollar amount of any loss in connection with this investigation or whether any loss in connection with this investigation could have a material adverse effect on our results of operations, cash flows or financial position. The Company does not believe there is a basis for any claim or recovery with respect to this matter and intends to vigorously defend itself if any claim is asserted.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleged, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company. On April 25, 2014, MoneyGram and Goldman Sachs agreed to settle all pending and potential litigation or arbitration concerning any Residential Mortgage Backed Securities or mortgage-related Collateralized Debt Obligations that Goldman Sachs sold to MoneyGram during the 2003 through June 30, 2008 time period.  In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million.  All amounts were paid in May 2014. This resolution includes terminating the litigation and arbitration between MoneyGram and Goldman Sachs. As of May 31, 2014, Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.

Certain litigation matters commenced by the Company were also settled during the three months ended June 30, 2014, resulting in the recognition of an additional $9.4 million from securities settlements.
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court. In December 2013, the IRS filed a motion with the court for partial summary judgment in the case, and in February 2014 the Company filed its response to that motion which included the Company's request for partial summary judgment. In June 2014, the Tax Court heard oral arguments on these motions. If summary judgment is not granted or the parties do not otherwise settle, the Company expects the matter to be litigated before the U.S. Tax Court.

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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Basic common shares outstanding	63.6	71.6	67.6	71.6
Shares related to stock options, restricted stock and restricted stock units	0.2	0.2	0.2	0.2
Diluted common shares outstanding	63.8	71.8	67.8	71.8
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Shares related to stock options	4.3	3.7	4.3	4.2
Shares related to restricted stock and restricted stock units	1.8	1.0	1.5	1.0
Shares excluded from the computation	6.1	4.7	5.8	5.2

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 23 percent and 27 percent of total revenue for the three months ended June 30, 2014 and 2013, respectively, and 25 percent and 28 percent of total revenue for the six months ended June 30, 2014 and 2013, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily relate to certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following table is a summary of the total revenue by segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Global Funds Transfer revenue:
Money transfer revenue	$328.3	$319.7	$654.4	$614.1
Bill payment revenue	24.5	24.8	50.1	50.8
Total Global Funds Transfer revenue	352.8	344.5	704.5	664.9
Financial Paper Products revenue:
Money order revenue	13.3	13.6	27.7	27.3
Official check revenue	6.3	6.7	15.1	12.9
Total Financial Paper Products revenue	19.6	20.3	42.8	40.2
Other revenue	—	0.3	—	0.5
Total revenue	$372.4	$365.1	$747.3	$705.6

The following table is a summary of the operating income by segment and detail of the income before income taxes for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Global Funds Transfer operating income	$19.5	$40.5	$51.0	$81.9
Financial Paper Products operating income	6.1	7.6	15.9	14.5
Total segment operating income	25.6	48.1	66.9	96.4
Other operating loss	(4.5)	(5.6)	(8.8)	(9.6)
Total operating income	21.1	42.5	58.1	86.8
Securities settlements	(22.4)	—	(22.4)	—
Interest expense	11.4	9.9	21.1	27.3
Debt extinguishment costs	—	—	—	45.3
Income before income taxes	$32.1	$32.6	$59.4	$14.2
The following table sets forth the assets by segment as of June 30, 2014 and December 31, 2013:

(Amounts in millions)	June 30, 2014	December 31, 2013
Global Funds Transfer	$1,750.7	$1,611.3
Financial Paper Products	2,625.5	2,800.0
Other	408.3	375.6
Total assets	$4,784.5	$4,786.9

Note 15 — Condensed Consolidating Financial Statements

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
The following information represents condensed, consolidating Balance Sheets as of June 30, 2014 and December 31, 2013, along with condensed, consolidating Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.1	1,951.2	93.2	—	2,046.5
Receivables, net (substantially restricted)	—	930.1	11.7	—	941.8
Interest-bearing investments (substantially restricted)	—	960.0	34.8	—	994.8
Available-for-sale investments (substantially restricted)	—	40.2	—	—	40.2
Property and equipment, net	—	115.9	24.1	—	140.0
Goodwill	—	313.0	121.9	—	434.9
Other assets	24.5	181.8	20.2	(40.2)	186.3
Equity investments in subsidiaries	132.8	183.2	—	(316.0)	—
Intercompany receivables	694.4	7.1	—	(701.5)	—
Total assets	$853.8	$4,682.5	$305.9	$(1,057.7)	$4,784.5
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,634.5	$39.7	$—	$3,674.2
Debt	968.3	—	—	—	968.3
Pension and other postretirement benefits	—	94.3	—	—	94.3
Accounts payable and other liabilities	27.5	136.8	65.6	(40.2)	189.7
Intercompany liabilities	—	684.1	17.4	(701.5)	—
Total liabilities	995.8	4,549.7	122.7	(741.7)	4,926.5
Total stockholders’ (deficit) equity	(142.0)	132.8	183.2	(316.0)	(142.0)
Total liabilities and stockholders’ (deficit) equity	$853.8	$4,682.5	$305.9	$(1,057.7)	$4,784.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.7	2,134.6	92.2	—	2,228.5
Receivables, net (substantially restricted)	—	760.8	6.9	—	767.7
Interest-bearing investments (substantially restricted)	—	975.0	36.6	—	1,011.6
Available-for-sale investments (substantially restricted)	—	48.1	—	—	48.1
Property and equipment, net	—	109.5	25.3	—	134.8
Goodwill	—	313.0	122.2	—	435.2
Other assets	18.1	163.0	17.5	(37.6)	161.0
Equity investments in subsidiaries	81.0	194.7	—	(275.7)	—
Intercompany receivables	703.6	4.0	10.3	(717.9)	—
Total assets	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,699.5	$37.6	$—	$3,737.1
Debt	842.9	—	—	—	842.9
Pension and other postretirement benefits	—	98.4	—	—	98.4
Accounts payable and other liabilities	38.5	112.9	71.7	(37.6)	185.5
Intercompany liabilities	—	710.9	7.0	(717.9)	—
Total liabilities	881.4	4,621.7	116.3	(755.5)	4,863.9
Total stockholders’ (deficit) equity	(77.0)	81.0	194.7	(275.7)	(77.0)
Total liabilities and stockholders’ (deficit) equity	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$381.9	$84.3	$(97.4)	$368.8
Investment revenue	—	3.5	0.1	—	3.6
Total revenue	—	385.4	84.4	(97.4)	372.4
OPERATING EXPENSES
Fee and other commissions expense	—	183.5	50.3	(62.2)	171.6
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	183.6	50.3	(62.2)	171.7
Compensation and benefits	—	54.8	20.2	—	75.0
Transaction and operations support	0.7	101.6	10.2	(35.2)	77.3
Occupancy, equipment and supplies	—	9.8	3.9	—	13.7
Depreciation and amortization	—	10.2	3.4	—	13.6
Total operating expenses	0.7	360.0	88.0	(97.4)	351.3
OPERATING (LOSS) INCOME	(0.7)	25.4	(3.6)	—	21.1
OTHER EXPENSE (INCOME)
Interest expense	11.4	—	—	—	11.4
Securities settlements	—	(22.4)	—	—	(22.4)
Total other expense (income)	11.4	(22.4)	—	—	(11.0)
(Loss) income before income taxes	(12.1)	47.8	(3.6)	—	32.1
Income tax (benefit) expense	(4.1)	10.6	—	—	6.5
(Loss) income after income taxes	(8.0)	37.2	(3.6)	—	25.6
Equity income (loss) in subsidiaries	33.6	(3.6)	—	(30.0)	—
NET INCOME (LOSS)	$25.6	$33.6	$(3.6)	$(30.0)	$25.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$787.4	$159.6	$(210.5)	$736.5
Investment revenue	—	10.7	0.1	—	10.8
Total revenue	—	798.1	159.7	(210.5)	747.3
OPERATING EXPENSES
Fee and other commissions expense	—	392.3	93.7	(143.5)	342.5
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	392.5	93.7	(143.5)	342.7
Compensation and benefits	—	107.5	37.2	—	144.7
Transaction and operations support	2.7	189.4	23.5	(67.0)	148.6
Occupancy, equipment and supplies	—	19.2	7.3	—	26.5
Depreciation and amortization	—	19.8	6.9	—	26.7
Total operating expenses	2.7	728.4	168.6	(210.5)	689.2
OPERATING (LOSS) INCOME	(2.7)	69.7	(8.9)	—	58.1
OTHER EXPENSE (INCOME)
Interest expense	21.1	—	—	—	21.1
Securities settlements	—	(22.4)	—	—	(22.4)
Total other expense (income)	21.1	(22.4)	—	—	(1.3)
(Loss) income before income taxes	(23.8)	92.1	(8.9)	—	59.4
Income tax (benefit) expense	(8.2)	3.0	—	—	(5.2)
(Loss) income after income taxes	(15.6)	89.1	(8.9)	—	64.6
Equity income (loss) in subsidiaries	80.2	(8.9)	—	(71.3)	—
NET INCOME (LOSS)	$64.6	$80.2	$(8.9)	$(71.3)	$64.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$384.6	$80.2	$(103.2)	$361.6
Investment revenue	—	3.5	—	—	3.5
Total revenue	—	388.1	80.2	(103.2)	365.1
OPERATING EXPENSES
Fee and other commissions expense	—	198.3	41.3	(70.0)	169.6
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	198.4	41.3	(70.0)	169.7
Compensation and benefits	—	49.2	17.2	—	66.4
Transaction and operations support	1.0	83.1	11.5	(33.2)	62.4
Occupancy, equipment and supplies	—	9.0	2.9	—	11.9
Depreciation and amortization	—	8.9	3.3	—	12.2
Total operating expenses	1.0	348.6	76.2	(103.2)	322.6
OPERATING (LOSS) INCOME	(1.0)	39.5	4.0	—	42.5
OTHER EXPENSE
Interest expense	9.9	—	—	—	9.9
Total other expenses	9.9	—	—	—	9.9
(Loss) income before income taxes	(10.9)	39.5	4.0	—	32.6
Income tax (benefit) expense	(3.8)	17.3	—	—	13.5
(Loss) income after income taxes	(7.1)	22.2	4.0	—	19.1
Equity income (loss) in subsidiaries	26.2	4.0	—	(30.2)	—
NET INCOME (LOSS)	$19.1	$26.2	$4.0	$(30.2)	$19.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$748.1	$152.4	$(201.2)	$699.3
Investment revenue	—	6.2	0.1	—	6.3
Total revenue	—	754.3	152.5	(201.2)	705.6
OPERATING EXPENSES
Fee and other commissions expense	—	379.3	80.1	(135.5)	323.9
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	379.5	80.1	(135.5)	324.1
Compensation and benefits	—	97.9	34.0	—	131.9
Transaction and operations support	1.5	155.2	22.9	(65.7)	113.9
Occupancy, equipment and supplies	—	18.8	6.1	—	24.9
Depreciation and amortization	—	17.3	6.7	—	24.0
Total operating expenses	1.5	668.7	149.8	(201.2)	618.8
OPERATING (LOSS) INCOME	(1.5)	85.6	2.7	—	86.8
OTHER EXPENSE
Interest expense	10.3	17.0	—	—	27.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	10.3	62.3	—	—	72.6
(Loss) income before income taxes	(11.8)	23.3	2.7	—	14.2
Income tax (benefit) expense	(4.1)	11.0	0.8	—	7.7
(Loss) income after income taxes	(7.7)	12.3	1.9	—	6.5
Equity income (loss) in subsidiaries	14.2	1.9	—	(16.1)	—
NET INCOME (LOSS)	$6.5	$14.2	$1.9	$(16.1)	$6.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$25.6	$33.6	$(3.6)	$(30.0)	$25.6
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.1	(0.5)	(0.5)	—	0.5	(0.5)
Net change in pension liability, net of tax benefit of $0.5	1.1	1.1	—	(1.1)	1.1
Unrealized foreign currency translation adjustments, net of tax benefit of $0.5	(1.0)	(1.0)	(2.6)	3.6	(1.0)
Other comprehensive (loss) income	(0.4)	(0.4)	(2.6)	3.0	(0.4)
COMPREHENSIVE INCOME (LOSS)	$25.2	$33.2	$(6.2)	$(27.0)	$25.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$64.6	$80.2	$(8.9)	$(71.3)	$64.6
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax expense of $0.4	(4.9)	(4.9)	—	4.9	(4.9)
Net change in pension liability, net of tax benefit of $1.1	2.1	2.1	—	(2.1)	2.1
Unrealized foreign currency translation adjustments, net of tax benefit of $1.1	(2.0)	(2.0)	(1.7)	3.7	(2.0)
Other comprehensive (loss) income	(4.8)	(4.8)	(1.7)	6.5	(4.8)
COMPREHENSIVE INCOME (LOSS)	$59.8	$75.4	$(10.6)	$(64.8)	$59.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$19.1	$26.2	$4.0	$(30.2)	$19.1
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.3	(0.3)	(0.3)	—	0.3	(0.3)
Net change in pension liability, net of tax benefit of $0.9	1.2	1.2	—	(1.2)	1.2
Unrealized foreign currency translation adjustments, net of tax expense of $0.2	0.3	0.4	0.2	(0.6)	0.3
Other comprehensive income (loss)	1.2	1.3	0.2	(1.5)	1.2
COMPREHENSIVE INCOME (LOSS)	$20.3	$27.5	$4.2	$(31.7)	$20.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$6.5	$14.2	$1.9	$(16.1)	$6.5
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.4	(0.3)	(0.3)	—	0.3	(0.3)
Net change in pension liability, net of tax expense of $1.7	2.4	2.4	—	(2.4)	2.4
Unrealized foreign currency translation adjustments, net of tax benefit of $0.8	(1.3)	(1.4)	(1.2)	2.6	(1.3)
Other comprehensive income (loss)	0.8	0.7	(1.2)	0.5	0.8
COMPREHENSIVE INCOME (LOSS)	$7.3	$14.9	$0.7	$(15.6)	$7.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6.7)	$83.2	$14.2	$—	$90.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	—	1.1	—	—	1.1
Purchases of interest-bearing investments	—	(469.7)	—	—	(469.7)
Proceeds from maturities of interest-bearing investments	—	411.9	(1.1)	—	410.8
Purchases of property and equipment	—	(9.3)	(13.1)	—	(22.4)
Proceeds from disposal of property and equipment	—	0.2	—	—	0.2
Dividend from subsidiary	13.1	—	—	(13.1)	—
Intercompany financing	4.3	—	—	(4.3)	—
Net cash provided by (used in) investing activities	17.4	(65.8)	(14.2)	(17.4)	(80.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transaction costs of issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Payment on debt	(2.4)	—	—	—	(2.4)
Stock repurchase	(133.0)	—	—	—	(133.0)
Dividend to parent	—	(13.1)	—	13.1	—
Intercompany financing	—	(4.3)	—	4.3	—
Net cash (used in) provided by financing activities	(10.7)	(17.4)	—	17.4	(10.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(21.2)	$40.2	$14.2	$—	$33.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	—	2.4	—	—	2.4
Purchases of interest-bearing investments	—	(569.7)	(35.8)	—	(605.5)
Proceeds from maturities of interest-bearing investments	—	586.9	34.7	—	621.6
Purchases of property and equipment	—	(26.4)	(13.1)	—	(39.5)
Proceeds from disposal of property and equipment	—	0.2	—	—	0.2
Dividend from subsidiary	24.4	—	—	(24.4)	—
Intercompany financing	9.2	—	—	(9.2)	—
Net cash provided by (used in) investing activities	33.6	(6.6)	(14.2)	(33.6)	(20.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transaction costs of issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Payment on debt	(4.5)	—	—	—	(4.5)
Stock repurchase	(133.0)	—	—	—	(133.0)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividend to parent	—	(24.4)	—	24.4	—
Intercompany financings	—	(9.2)	—	9.2	—
Net cash (used in) provided by financing activities	(12.4)	(33.6)	—	33.6	(12.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7.7)	$413.2	$2.0	$—	$407.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	4.9	—	—	4.9
Purchases of interest-bearing investments (substantially restricted)	—	(500.0)	—	—	(500.0)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	100.0	—	—	100.0
Purchases of property and equipment, net of disposals	—	(8.9)	(2.3)	—	(11.2)
Proceeds from disposal of property and equipment	—	0.3	—	—	0.3
Capital contribution from subsidiary guarantors	—	(0.3)	—	0.3	—
Net cash (used in) provided by investing activities	—	(404.0)	(2.3)	0.3	(406.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(2.1)	—	—	—	(2.1)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Intercompany financings	(2.3)	2.3	—	—	—
Dividend from parent	11.5	(11.5)	—	—	—
Capital contribution to non-guarantors	—	—	0.3	(0.3)	—
Net cash provided by (used in) financing activities	7.7	(9.2)	0.3	(0.3)	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(24.4)	$483.5	$6.9	$—	$466.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	11.6	—	—	11.6
Purchases of interest-bearing investments (substantially restricted)	—	(750.0)	(14.7)	—	(764.7)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	300.0	11.1	—	311.1
Purchases of property and equipment, net of disposals	—	(21.8)	(4.6)	—	(26.4)
Proceeds from disposal of property and equipment	—	0.3	—	—	0.3
Capital contribution from subsidiary guarantors	—	(1.3)	—	1.3	—
Net cash (used in) provided by investing activities	—	(461.2)	(8.2)	1.3	(468.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(2.1)	(813.1)	—	—	(815.2)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Intercompany financings	(835.6)	835.6	—	—	—
Dividend from parent	11.5	(11.5)	—	—	—
Capital contribution to non-guarantors	—	—	1.3	(1.3)	—
Net cash provided by (used in) financing activities	24.4	(22.3)	1.3	(1.3)	2.1
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

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
OVERVIEW
MoneyGram is a leading global money transfer and payment services company operating in over 345,000 agent locations in more than 200 countries and territories. Our major products include global money transfers, bill payment services, money order services and official check processing. As an alternative financial services provider, our primary consumers are unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments or transfers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We continue to be an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile, kiosks and other self-service channels.
Our global money transfer and bill payment services are our primary revenue drivers, accounting for 95 percent and 94 percent of total revenue for the three and six months ended June 30, 2014, respectively. The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world (based on total face value of remittances in 2013), we will encounter increasing competition as new technologies emerge that allow consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other” and are primarily related to discontinued products and businesses. Other also contains corporate items. Our sales efforts are organized based on the nature of the products and services offered. Operating expenses are analyzed on the functional nature of the expense.
Business Environment and Trends
Overall, our total revenue growth for the three and six months ended June 30, 2014 was two percent and six percent, respectively, which was driven by the growth of the money transfer product, specifically the U.S Outbound and Non-U.S corridors. Our money transfer fee and other revenue growth for the three and six months ended June 30, 2014 was three percent and seven percent, respectively. Our money transfer transaction growth for the three and six months ended June 30, 2014 was four percent and eight percent, respectively. The World Bank, a key source of industry analysis for developing countries, has projected long-term growth rates of remittances worldwide in the single digits.
On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart-2-Walmart money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. We are unable to determine the overall extent of the long-term negative impact of this program to our business. However, the Company's Walmart U.S. to U.S. transactions declined 31 percent and 14 percent for the three and six months ended June 30, 2014, respectively.

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
On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA"), and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The first annual monitor report was provided to MoneyGram in November of 2013 and per this report MoneyGram is required to make investments ranging from enhanced systems to more resources deployed in the field. We incurred $0.1 million and $0.9 million of expense related to the monitor for the three and six months ended June 30, 2014, respectively.
2014 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the implementation of the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on self-service revenue.
Our reorganization and restructuring activities are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these activities will be concluded at the end of the 2015 fiscal year. The following figures include Company estimates and are subject to change as the proposed global transformation program continues to be implemented. The Company is estimating to incur $30.0 million to $40.0 million in cash outlays over the next two years and generate an annual estimated pre-tax savings of $15.0 million to $20.0 million exiting fiscal year 2015. For the three months ended June 30, 2014, the Company recorded total reorganization and restructuring expenses of $6.7 million. For the six months ended June 30, 2014, the Company recorded total reorganization and restructuring expenses of $9.8 million.
Our compliance enhancement program is focused on improving our services for the consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. At the beginning of 2014, the Company announced that we expect to make investments totaling $80.0 million to $90.0 million related to the compliance enhancement program over the next three years. For the three and six months ended June 30, 2014, we incurred $7.4 million and $14.5 million, respectively, of compliance enhancement program expense primarily related to contractor and consultant expense for systems and process redesign. For the three and six months ended June 30, 2014, we recorded $0.1 million and $0.9 million, respectively, of expense related to direct monitor costs, as discussed above.
Our increased investment in the growth of our self-service revenue channel, which includes MoneyGram Online, mobile, account deposit services, kiosk-based and money transfer options, will enable us to achieve our goal of generating 15 percent to 20 percent of money transfer revenue from the self-service channel in 2017. For the three and six months ended June 30, 2014, the self-service channel accounted for eight percent and seven percent, respectively, of money transfer fee and other revenue.
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

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
REVENUE
Fee and other revenue	$368.8	$361.6	2%	$736.5	$699.3	5%
Investment revenue	3.6	3.5	3%	10.8	6.3	71%
Total revenue	372.4	365.1	2%	747.3	705.6	6%
OPERATING EXPENSES
Fee and other commissions expense	171.6	169.6	1%	342.5	323.9	6%
Investment commissions expense	0.1	0.1	—%	0.2	0.2	—%
Total commissions expense	171.7	169.7	1%	342.7	324.1	6%
Compensation and benefits	75.0	66.4	13%	144.7	131.9	10%
Transaction and operations support	77.3	62.4	24%	148.6	113.9	30%
Occupancy, equipment and supplies	13.7	11.9	15%	26.5	24.9	6%
Depreciation and amortization	13.6	12.2	11%	26.7	24.0	11%
Total operating expenses	351.3	322.6	9%	689.2	618.8	11%
OPERATING INCOME	21.1	42.5	(50)%	58.1	86.8	(33)%
OTHER (INCOME) EXPENSE
Securities settlements	(22.4)	—	(100)%	(22.4)	—	(100)%
Interest expense	11.4	9.9	15%	21.1	27.3	(23)%
Debt extinguishment costs	—	—	—%	—	45.3	(100)%
Total other (income) expense	(11.0)	9.9	NM	(1.3)	72.6	NM
Income before income taxes	32.1	32.6	(2)%	59.4	14.2	NM
Income tax expense (benefit)	6.5	13.5	(52)%	(5.2)	7.7	NM
NET INCOME	$25.6	$19.1	34%	$64.6	$6.5	NM
NM = Not meaningful

Fee and Other Revenue and Related Commission Expense
The following summary provides fee and other revenue and related commission expense results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Fee and other revenue	$368.8	$361.6	2%	$736.5	$699.3	5%
Fee and other commissions expense	171.6	169.6	1%	342.5	323.9	6%
Fee and other commissions expense as a percent of fee and other revenue	46.5%	46.9%		46.5%	46.3%

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
For the three and six months ended June 30, 2014, fee and other revenue grew two percent and five percent, respectively, when compared to the same periods in 2013. Fee and other revenue growth was primarily driven by transaction growth from the money transfer product, which was partially offset by transaction declines from the money order and official check products. The overall transaction growth from the money transfer product is net of a 31 percent and 14 percent decline in Walmart U.S. to U.S. send transactions for the three and six months ended June 30, 2014, respectively.
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
As a result of the continued growth of the money transfer offering, fee and other commissions expense grew one percent and six percent for the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. For the three months ended June 30, 2014, fee and other commissions expense as a percentage of fee and other revenue decreased from 46.9 percent to 46.5 percent, when compared to the same period in 2013, primarily due to a shift in agent mix. For the six months ended June 30, 2014, fee and other commissions expense as a percentage of fee and other revenue grew from 46.3 percent to 46.5 percent, when compared to the same period in 2013. Our fee and other commissions expense growth rate outpaced the fee and other revenue growth rate in the six months ended June 30, 2014 primarily due to changes in the corridor and agent mix and increased signing bonus amortization from our agent expansion and retention efforts.
Global Funds Transfer Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the three and six months ended June 30, 2014 and 2013. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Money transfer fee and other revenue	$328.2	$319.7	3%	$654.3	$614.0	7%
Bill payment fee and other revenue	24.5	24.8	(1)%	50.1	50.8	(1)%
Global Funds Transfer fee and other revenue	$352.7	$344.5	2%	$704.4	$664.8	6%
Fee and other commissions expense	$171.5	$169.5	1%	$342.2	$323.4	6%
For the three months ended June 30, 2014, Global Funds Transfer fee and other revenue increased $8.2 million, when compared to the same period in 2013. The increase was driven by money transfer fee and other revenue growth of three percent, primarily due to a four percent transaction growth and favorable movement in foreign currency exchange rates, slightly offset by our corridor mix and a lower average face value per transaction. The money transfer transaction growth is net of a 31 percent decline in Walmart U.S.-to-U.S. send transactions. Walmart U.S- to-U.S. revenue versus the prior year declined 33 percent. Excluding U.S.-to-U.S. Walmart transactions, money transfer revenue increased 10 percent. Bill payment fee and other revenue declined one percent, primarily due to a lower average fee per transaction as a result of industry mix.
For the six months ended June 30, 2014, Global Funds Transfer fee and other revenue increased $39.6 million, when compared to the same period in 2013. The increase was driven by money transfer fee and other revenue growth of seven percent, primarily due to an eight percent transaction growth and favorable movement in foreign currency exchange rates, slightly offset by our corridor mix and a lower average face value per transaction. The money transfer transaction growth is net of a 14 percent decline in Walmart U.S. to U.S. send transactions. Walmart U.S- to-U.S. revenue versus the prior year declined 14 percent. Excluding U.S.-to-U.S. Walmart transactions, money transfer revenue increased 11 percent. Bill payment fee and other revenue declined one percent, primarily due to a lower average fee per transaction as a result of industry mix.

Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. to U.S.	23%	30%	26%	30%
U.S. Outbound	41%	36%	39%	36%
Originating outside of the U.S.	36%	34%	35%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three and six months ended June 30:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 vs 2013	2014 vs 2013
Total transactions	4%	8%
U.S. to U.S.	(15)%	(4)%
U.S. Outbound	15%	16%
Originating outside of the U.S.	10%	10%
For the three months ended June 30, 2014, the U.S. Outbound corridors generated 15 percent transaction growth while accounting for 41 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 21 percent. Transactions originating outside of the U.S. continued to grow at a double digit rate on a year over year basis and accounted for 36 percent of total money transfer transactions. The growth was primarily driven by the Eastern Europe, Mexico and Middle East regions. The U.S. to U.S. corridor declined 15 percent and accounted for 23 percent of total money transfer transactions. The decline was primarily driven by a 31 percent decline in Walmart U.S. to U.S transactions, partially offset by 17 percent growth in U.S. to U.S. transactions excluding Walmart U.S. to U.S.
For the six months ended June 30, 2014, the U.S. Outbound corridors generated 16 percent transaction growth while accounting for 39 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 25 percent. Transactions originating outside of the U.S. continued to grow at a double digit rate on a year over year basis and accounted for 35 percent of total money transfer transactions. The growth was primarily driven by the Eastern Europe, Mexico and Middle East regions. The U.S. to U.S. corridor declined four percent and accounted for 26 percent of total money transfer transactions. The decline was primarily driven by a 14 percent decline in Walmart U.S. to U.S transactions, partially offset by 17 percent growth in U.S. to U.S. transactions excluding Walmart U.S. to U.S.
Money Transfer Fee and Other Revenue
As detailed in the table above, for the three and six months ended June 30, 2014, money transfer fee and other revenue growth was primarily driven by transaction growth of four percent and eight percent, respectively. The following table details the changes in money transfer fee and other revenue from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$319.7	$614.0
Change resulting from:
Money transfer volume growth	13.3	48.0
Foreign currency exchange rate	4.2	6.3
Pricing, corridor mix and average face value per transaction	(9.0)	(14.0)
For the period ended June 30, 2014	$328.2	$654.3

Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$24.8	$50.8
Change resulting from:
Bill payment volume increase	0.5	0.3
Industry mix	(0.8)	(1.0)
For the period ended June 30, 2014	$24.5	$50.1
For the three and six months ended June 30, 2014, bill payment fee and other revenue declines were a result of lower average fees due to shifts in industry mix. For the three months ended June 30, 2014, fee and other revenue decreased one percent, or $0.3 million, when compared to the same period in 2013. For the six months ended June 30, 2014, fee and other revenue decreased one percent, or $0.7 million, when compared to the same period in 2013. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals. Our traditional consumer credit verticals, such as auto and credit card, have been negatively impacted by the economic conditions in the U.S.
Global Funds Transfer Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$169.4	$323.4
Change resulting from:
Money transfer volume growth	2.1	15.7
Money transfer commission rates	(3.3)	(3.7)
Bill payment volumes	(0.1)	(0.3)
Bill payment commission rates	—	0.4
Signing bonuses	2.1	5.1
Foreign currency exchange rate	1.3	1.6
For the period ended June 30, 2014	$171.5	$342.2
For the three months ended June 30, 2014, commissions expense as a percentage of fee and other revenue declined to 48.6 percent, from 49.2 percent for the same period in 2013. The decrease was primarily the result of the transaction growth from the money transfer product and a change in agent mix impacting commission rates, partially offset by increased signing bonus expense from our agent expansion and retention efforts.
For the six months ended June 30, 2014, commissions expense as a percentage of fee and other revenue remained flat at 48.6 percent, as compared to the same period in 2013.
Financial Paper Products Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Financial Paper Product segment for the three and six months ended June 30, 2014 and 2013. Investment revenue and investment commissions expense is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Money order fee and other revenue	$12.3	$12.9	(5)%	$24.6	$26.1	(6)%
Official check fee and other revenue	3.8	4.3	(12)%	7.5	8.4	(11)%
Financial Paper Product fee and other revenue	$16.1	$17.2	(6)%	$32.1	$34.5	(7)%
Fee and other commissions expense	$0.1	$0.2	(50)%	$0.3	$0.5	(40)%

For the three months ended June 30, 2014, money order fee and other revenue decreased $0.6 million, or five percent, when compared to the same period in 2013, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.5 million, or 12 percent, when compared to the same period in 2013. For the three months ended June 30, 2014 and 2013, commissions expense was $0.1 million and $0.2 million, respectively.
For the six months ended June 30, 2014, money order fee and other revenue decreased $1.5 million, or six percent, when compared to the same period in 2013, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.9 million, or 11 percent, when compared to the same period in 2013. For the six months ended June 30, 2014 and 2013, commissions expense was $0.3 million and $0.5 million, respectively.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Investment revenue	$3.6	$3.5	3%	$10.8	$6.3	71%
Investment commissions expense(1)	0.1	0.1	—%	0.2	0.2	—%
(1) Commissions are generated from the average outstanding cash balances of official checks sold.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received primarily from the sale of official checks, money orders and other payment instruments. These cash balances are available to us for investment until the payment instrument is cleared. Investment revenue varies depending on the level of investment balances and the yield on our investments.
For the three months ended June 30, 2014, investment revenue increased $0.1 million, or three percent, when compared to the same period in 2013. The growth is primarily due to a shift in investment allocation to longer term, higher yielding investments.
For the six months ended June 30, 2014, investment revenue increased $4.5 million, or 71 percent, when compared to the same period in 2013. The growth is primarily due to an increase in income received on our cost recovery securities and a shift in investment allocation to longer term, higher yielding investments.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three and six months ended June 30, 2014, investment commissions expense experienced a nominal change when compared to the same periods in 2013.
Operating Expenses
The following table is a summary of the operating expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$75.0	20%	$66.4	18%
Transaction and operations support	77.3	21%	62.4	17%
Occupancy, equipment and supplies	13.7	4%	11.9	3%
Depreciation and amortization	13.6	4%	12.2	3%
Total operating expenses	$179.6	48%	$152.9	42%
For the three months ended June 30, 2014, total operating expenses as a percentage of total revenue was 48 percent, an increase from 42 percent for the same period in 2013, primarily due to the expenses incurred as a result of the 2014 Global Transformation Program.

The following table is a summary of the operating expenses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$144.7	19%	$131.9	19%
Transaction and operations support	148.6	20%	113.9	16%
Occupancy, equipment and supplies	26.5	4%	24.9	4%
Depreciation and amortization	26.7	4%	24.0	3%
Total operating expenses	$346.5	46%	$294.7	42%
For the six months ended June 30, 2014, total operating expenses as a percentage of total revenue was 46 percent, an increase from 42 percent for the same period in 2013, primarily due to the expenses incurred as a result of the 2014 Global Transformation Program.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$66.4	$131.9
Change resulting from:
Salaries, related payroll taxes and incentive compensation	2.7	3.7
Reorganization and restructuring costs	5.2	6.0
Compliance enhancement program	1.0	1.9
Impact of change in Euro currency	0.4	0.7
Other employee benefits	(0.7)	0.5
For the period ended June 30, 2014	$75.0	$144.7
For the three and six months ended June 30, 2014, compensation and benefits expense increased primarily due to the 2014 Global Transformation Program. Salaries, related payroll taxes and incentive compensation increased due to increased performance incentives related to stock-based compensation, increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Other employee benefits decreased in the three months ended June 30, 2014 due to the reallocation of severance costs to reorganization and restructuring costs. We incurred increased expenses related to the compliance enhancement program. For the three and six months ended June 30, 2014, reorganization and restructuring costs included costs related to the 2014 Global Transformation Program of $4.9 million and $7.2 million, respectively, including costs of $0.3 million and partially offset by costs of $1.2 million, respectively, related to the Global Transformation Initiative that we began in 2010 ("2010 Global Transformation Initiative").

Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$62.4	$113.9
Change resulting from:
Legal expenses	(0.1)	0.4
Contractor, consultant, outsourcing and other professional services	2.8	9.2
Marketing costs	1.2	3.1
Impact of change in Euro currency	0.3	0.5
Reorganization and restructuring costs	1.5	1.9
Compliance enhancement program	5.8	12.0
Direct monitor costs	0.1	0.9
Agent support costs	0.5	1.8
Telecommunications	0.4	0.7
Travel and entertainment	0.3	0.9
Capital transaction costs	1.0	2.1
Other	1.1	1.2
For the period ended June 30, 2014	$77.3	$148.6

Transaction and operations support expense increased for the three and six months ended June 30, 2014 primarily as a result of the expenses associated with the 2014 Global Transformation Program, including increased costs relating to our compliance enhancement program. We incurred increased expenses for contractors and consultants as we continue to invest in enhancing our current infrastructure. For the three and six months ended June 30, 2014, reorganization and restructuring costs were comprised of expenses for the 2014 Global Transformation Program of $1.8 million and $2.6 million, respectively, and offset by $0.3 million and $0.7 million, respectively, in expenses associated with the 2010 Global Transformation Initiative. For the three and six months ended June 30, 2014, the compliance enhancement program is comprised of expenses for the 2014 Global Transformation Program of $5.8 million and $12.0 million, respectively. We also incurred increased capital transaction costs primarily related to an underwritten secondary public offering and share repurchase which were completed on April 2, 2014 and capital contributions from Investors' payment to Walmart for amounts due from the Investors under the Participation Agreement, see Note 9 — Stockholders' Deficit for additional disclosure. We incurred increased expenses for agent support costs and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth. Other expenses consist of increased provision for loss and non-income taxes.

Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expenses include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following is a summary of the change in occupancy, equipment and supplies from 2013 to 2014, for the three and six months ended June 30:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2013	$11.9	$24.9
Change resulting from:
Rent and building operating costs	0.4	1.1
Equipment maintenance	0.6	1.0
Reorganization and restructuring costs	(0.1)	(1.3)
Compliance enhancement costs	0.6	0.6
Other	0.3	0.2
For the period ended June 30, 2014	$13.7	$26.5
For the three and six months ended June 30, 2014, occupancy, equipment and supplies expenses increased as a result of increased rent and building operation costs and equipment maintenance, partially offset by the reorganization and restructuring costs decrease as we concluded our 2010 Global Transformation Initiative. For the three and six months ended June 30, 2014, compliance enhancement costs increased related to the 2014 Global Transformation Program.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and six months ended June 30, 2014, depreciation and amortization increased 11 percent, or $1.4 million and $2.7 million, respectively, when compared to the same period in 2013, primarily driven by higher amortization expense and depreciation expense for office equipment and furniture and software.

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
The following table provides a summary overview of pre-tax operating income and operating margin for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars in millions)	2014	2013		2014	2013
Operating income:
Global Funds Transfer	$19.5	$40.5	$(21.0)	$51.0	$81.9	$(30.9)
Financial Paper Products	6.1	7.6	(1.5)	15.9	14.5	1.4
Total segment operating income	25.6	48.1	(22.5)	66.9	96.4	(29.5)
Other	(4.5)	(5.6)	1.1	(8.8)	(9.6)	0.8
Total operating income	21.1	42.5	(21.4)	58.1	86.8	(28.7)
Securities settlements	(22.4)	—	(22.4)	(22.4)	—	(22.4)
Interest expense	11.4	9.9	1.5	21.1	27.3	(6.2)
Debt extinguishment costs	—	—	—	—	45.3	(45.3)
Income before income taxes	$32.1	$32.6	$(0.5)	$59.4	$14.2	$45.2

Total operating margin	5.7%	11.6%		7.8%	12.3%
Global Funds Transfer	5.5%	11.8%		7.2%	12.3%
Financial Paper Products	31.1%	37.4%		37.1%	36.1%
For the three months ended June 30, 2014, the Company experienced a decline in total operating income and operating margin when compared to the same periods in 2013, as a result of the increased expenses related to the 2014 Global Transformation Program. For the three months ended June 30, 2014, total operating income decreased to $21.1 million, from $42.5 million for the same period in 2013. The decline was primarily driven by a $7.4 million increase in compliance enhancement program expenses and $6.7 million increase in reorganization and restructuring expenses.
For the six months ended June 30, 2014, the Company experienced a decline in total operating income and operating margin when compared to the same periods in 2013, as a result of the increased expenses related to the 2014 Global Transformation Program. For the six months ended June 30, 2014, total operating income decreased to $58.1 million, from $86.8 million for the same period in 2013. The decline was primarily driven by a $14.5 million increase in compliance enhancement program expenses and a $6.6 million increase in reorganization and restructuring expenses.

Other (Income) Expenses
Securities settlements
The Company recorded $22.4 million of securities settlements for the three and six months ended June 30, 2014 related to certain securities previously written down to a nominal fair value.
Interest Expense
As a result of higher average debt balances related to the First Incremental Amendment and Joinder Agreement (the "Incremental Agreement"), interest expense increased for the three months ended June 30, 2014, when compared to the same period in 2013. For the three months ended June 30, 2014, interest expense increased $1.5 million, or 15 percent, when compared to the same period in 2013.
As a result of lower interest rates from the 2013 Credit Agreement (defined below) and Note Repurchase (defined below), interest expense decreased for the six months ended June 30, 2014, when compared to the same period in 2013. For the six months ended June 30, 2014, interest expense decreased $6.2 million, or 23 percent, when compared to the same period in 2013.
Debt Extinguishment Costs
The Company did not record debt extinguishment costs for the three and six months ended June 30, 2014. In connection with the Company's entry into an Amended and Restated Credit Agreement (the "2013 Credit Agreement"), the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (the "2011 Credit Agreement"). The Company also purchased all of the outstanding 13.25% senior secured second lien notes due 2018 of MoneyGram Payment Systems Worldwide, Inc. (the "Note Repurchase"). In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, the Company recognized debt extinguishment costs of $45.3 million in the first quarter of 2013.
Income Taxes
For the three months ended June 30, 2014, the Company had $6.5 million of income tax expense on pre-tax income of $32.1 million, which included $1.5 million of tax on securities settlements recognized in the three months ended June 30, 2014. For the six months ended June 30, 2014, the Company had $5.2 million of income tax benefit on pre-tax income of $59.4 million. Changes in the three and six months ended June 30, 2014 are primarily due to reductions of uncertain tax positions related to prior years partially offset by $1.5 million of tax on investment security settlements recognized in the three months ended June 30, 2014.
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

Although we believe that EBITDA and Adjusted EBITDA enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2014	2013	Change	2014	2013	Change
Income before income taxes	$32.1	$32.6	$(0.5)	$59.4	$14.2	$45.2
Interest expense	11.4	9.9	1.5	21.1	27.3	(6.2)
Depreciation and amortization	13.6	12.2	1.4	26.7	24.0	2.7
Amortization of agent signing bonuses	12.7	10.0	2.7	24.5	18.8	5.7
EBITDA	69.8	64.7	5.1	131.7	84.3	47.4
Significant items impacting EBITDA:
Securities settlements	(22.4)	—	(22.4)	(22.4)	—	(22.4)
Severance and related costs	—	1.5	(1.5)	—	1.5	(1.5)
Compliance enhancement program	7.4	—	7.4	14.5	—	14.5
Stock-based and contingent performance compensation (1)	5.3	3.3	2.0	8.8	6.4	2.4
Reorganization and restructuring costs (2)	6.7	—	6.7	9.8	3.2	6.6
Capital transaction costs (3)	1.0	—	1.0	2.1	—	2.1
Direct monitor costs (4)	0.1	—	0.1	0.9	—	0.9
Legal expenses (5)	0.2	0.8	(0.6)	0.6	1.9	(1.3)
Debt extinguishment (6)	—	—	—	—	45.3	(45.3)
Adjusted EBITDA	$68.1	$70.3	$(2.2)	$146.0	$142.6	$3.4
(1) Stock-based compensation and one-time contingent performance award payable after three years based on achievement of certain performance targets.
(2) Reorganization and restructuring costs in 2014 relate to the 2014 Global Transformation Program whereas costs in 2013 relate to the 2010 Global Transformation Initiative.
(3) Professional and legal fees incurred for the April 2, 2014 debt and equity transactions, subsequent shelf registration and capital contributions from investors' payment to Walmart for the Participation Agreement.
(4) Direct compliance monitor expenses were not an adjusted item in 2013 but are adjusted in 2014 going forward.
(5) Legal expenses are primarily in connection with the settlement related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation and the IRS tax litigation.
(6) Debt extinguishment costs upon the completion of the Note Repurchase in connection with the 2013 Credit Agreement.
For the three months ended June 30, 2014, Adjusted EBITDA is adjusted for the $22.4 million of securities settlements and the 2014 Global Transformation Program, which consists of: $7.4 million for the compliance enhancement program, $6.7 million for the reorganization and restructuring costs and $0.1 million of direct monitor costs.
For the six months ended June 30, 2014, Adjusted EBITDA is adjusted for the $22.4 million of securities settlements and the 2014 Global Transformation Program, which consists of: $14.5 million for the compliance enhancement program, $9.8 million for the reorganization and restructuring costs and $0.9 million of direct monitor costs. For the six months ended June 30, 2013, Adjusted EBITDA was adjusted for debt extinguishment costs in connection with the 2013 Credit Agreement of $45.3 million.
For the three months ended June 30, 2014, the Company generated EBITDA of $69.8 million and Adjusted EBITDA of $68.1 million. When compared to the same period in 2013, EBITDA increased $5.1 million, or eight percent, primarily due to the $22.4 million of securities settlements and the continued growth of the money transfer product, which were partially offset by the costs incurred for the 2014 Global Transformation Program. When compared to the same period in 2013, Adjusted EBITDA decreased $2.2 million, or three percent, as a result of increased expenses for contractors and consultants as we continue to invest in enhancing our current infrastructure.
For the six months ended June 30, 2014, the Company generated EBITDA of $131.7 million and Adjusted EBITDA of $146.0 million. When compared to the same period in 2013, EBITDA increased $47.4 million, or 56 percent, primarily due to the $45.3 million debt extinguishment costs incurred in 2013, the $22.4 million of securities settlements in 2014 and the continued growth of the money transfer product, which were partially offset by the costs incurred for the 2014 Global Transformation Program and $2.1 million of capital transaction costs as a result of the April 2, 2014 equity transactions. When compared to the same period in 2013, Adjusted EBITDA increased $3.4 million, or two percent, primarily as a result of continued money transfer growth.

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
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations at June 30, 2014 and December 31, 2013:

(Amounts in millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$2,046.5	$2,228.5
Receivables, net (substantially restricted)	941.8	767.7
Interest-bearing investments (substantially restricted)	994.8	1,011.6
Available-for-sale investments (substantially restricted)	40.2	48.1
	4,023.3	4,055.9
Payment service obligations	(3,674.2)	(3,737.1)
Assets in excess of payment service obligations	$349.1	$318.8
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
Cash and Cash Equivalents and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of June 30, 2014, cash and cash equivalents and interest-bearing investments totaled $3.0 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $40.2 million of available-for-sale investments as of June 30, 2014. U.S. government agency residential mortgage-backed securities and U.S. government agency debentures compose $24.9 million of our available-for-sale investments, while other asset-backed securities compose the remaining $15.3 million.

Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure. The following is a summary of principal payments and debt issuance from January 1, 2012 to June 30, 2014:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	Tranche B-1 Term Loan Facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(6.4)	—	—	(325.0)	(819.5)
2014 new debt issued	—	—	—	—	—	130.0	—	130.0
2014 payments	—	—	—	(4.5)	—	—	—	(4.5)
Balance at June 30, 2014	$—	$—	$—	$839.1	$—	$130.0	$—	$969.1
Our revolving credit facility has $149.6 million of borrowing capacity as of June 30, 2014, net of $0.4 million of outstanding letters of credit. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure.
The 2013 Credit Agreement contains various financial and non-financial covenants. At June 30, 2014, the Company was in compliance with its financial covenants; please see Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure relating to the financial covenants.
On April 2, 2014, we entered into the Incremental Agreement, which provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (c) certain other amendments to the 2013 Credit Agreement further described in Note 7 — Debt. We do not believe the Incremental Agreement will have an impact on our ability to comply with our various financial and non-financial covenants.
Credit Ratings
As of June 30, 2014, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2013. If changes to our credit ratings occur, the terms of our credit facilities, regulatory capital requirements and other obligations will not be impacted.
Regulatory Financial Requirements
We were in compliance with all financial regulatory requirements as of June 30, 2014. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement and obligations under agent agreements as of June 30, 2014:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,208.5	$57.5	$101.7	$99.9	$949.4
Signing bonuses	105.2	43.9	42.6	17.0	1.7
Other Funding Requirements
The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the Internal Revenue Service, or the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. As of December 31, 2013, the IRS and the Company reached a partial settlement on $186.9 million of deductions in dispute. If the Company's positions are rejected with respect to such remaining adjustments, the Company would be required to make cash payments of approximately $79.0 million based on benefits taken and taxable income earned through June 30, 2014.
Other Funding Sources
On June 26, 2014, the Company filed a registration statement using a shelf registration process. Under this shelf registration process, the Company may sell certain debt and equity securities in one or more offerings up to a total dollar amount of $500.0 million.

Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Net income	$25.6	$19.1	$64.6	$6.5
Total adjustments to reconcile net income	28.6	33.9	26.8	54.7
Net cash provided by operating activities before changes in payment service assets and obligations	54.2	53.0	91.4	61.2
Change in cash and cash equivalents (substantially restricted)	107.4	227.8	182.0	480.8
Change in receivables, net (substantially restricted)	(53.4)	(10.7)	(177.3)	23.0
Change in payment service obligations	(17.5)	137.4	(62.9)	(99.0)
Net change in payment service assets and obligations	36.5	354.5	(58.2)	404.8
Net cash provided by operating activities	$90.7	$407.5	$33.2	$466.0
For the three and six months ended June 30, 2014, operating activities generated net cash of $90.7 million and $33.2 million, respectively, as our net cash provided by operating activities before changes in payment service assets and obligations was $54.2 million and $91.4 million, respectively. Changes in our payment service assets and obligations generated $36.5 million and utilized $58.2 million, respectively, of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
For the three and six months ended June 30, 2013, operating activities generated net cash of $407.5 million and $466.0 million, respectively, as our net cash provided by operating activities before changes in payment service assets and obligations was $53.0 million and $61.2 million, respectively. Changes in our payment service assets and obligations generated $354.5 million and $404.8 million, respectively, of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in the composition of our investment portfolio.
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
Cash Flows from Investing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Net investment activity	$(57.8)	$(395.1)	$18.5	$(442.0)
Purchases of property and equipment	(22.4)	(11.2)	(39.5)	(26.4)
Proceeds from disposals of property and equipment	0.2	0.3	0.2	0.3
Net cash used in investing activities	$(80.0)	$(406.0)	$(20.8)	$(468.1)
For the three months ended June 30, 2014, investing activities utilized cash of $80.0 million, primarily from net investment activity of $57.8 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $22.4 million for capital expenditures primarily due to the 2014 Global Transformation Program. For the six months ended June 30, 2014, investing activities utilized cash of $20.8 million, primarily from capital expenditures of $39.5 million, partially offset by the excess proceeds of $18.5 million, which is related to purchases and sales of investments, net of investment maturities and settlements.
For the three months ended June 30, 2013, investing activities utilized cash of $406.0 million, primarily from net investment activity of $395.1 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $11.2 million for capital expenditures. For the six months ended June 30, 2013, investing activities utilized cash of $468.1 million, primarily from net investment activity of $442.0 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $26.4 million for capital expenditures.
Cash Flows from Financing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2014	2013	2014	2013
Proceeds from issuance of debt	$129.8	$—	$129.8	$850.0
Transaction costs for issuance and amendment of debt	(5.1)	—	(5.1)	(11.8)
Principal payments on debt	(2.4)	(2.1)	(4.5)	(815.2)
Prepayment penalty	—	—	—	(21.5)
Proceeds from exercise of stock options	—	0.6	0.4	0.6
Stock repurchase	(133.0)	—	(133.0)	—
Net cash (used in) provided by financing activities	$(10.7)	$(1.5)	$(12.4)	$2.1
For the three and six months ended June 30, 2014, financing activities utilized cash of $10.7 million and $12.4 million, respectively, primarily associated with the transaction costs for the issuance and amendment of debt and the principal payments on debt. The proceeds from the debt issuance were used to fund the stock repurchase. For the three and six months ended June 30, 2013, financing activities utilized cash of $1.5 million and generated cash of $2.1 million, respectively, associated with the 2013 Credit Agreement.

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
Although we believe that Adjusted Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions)	2014	2013	Change	2014	2013	Change
Income before income taxes	$32.1	$32.6	$(0.5)	$59.4	$14.2	$45.2
Interest expense	11.4	9.9	1.5	21.1	27.3	(6.2)
Depreciation and amortization	13.6	12.2	1.4	26.7	24.0	2.7
Amortization of agent signing bonuses	12.7	10.0	2.7	24.5	18.8	5.7
EBITDA (1)	69.8	64.7	5.1	131.7	84.3	47.4
Significant items impacting EBITDA:
Securities settlements	(22.4)	—	(22.4)	(22.4)	—	(22.4)
Compliance enhancement program	7.4	—	7.4	14.5	—	14.5
Stock-based and contingent performance compensation	5.3	3.3	2.0	8.8	6.4	2.4
Reorganization and restructuring costs	6.7	—	6.7	9.8	3.2	6.6
Capital transaction costs	1.0	—	1.0	2.1	—	2.1
Direct monitor costs	0.1	—	0.1	0.9	—	0.9
Legal expenses	0.2	0.8	(0.6)	0.6	1.9	(1.3)
Debt extinguishment	—	—	—	—	45.3	(45.3)
Severance and related costs	—	1.5	(1.5)	—	1.5	(1.5)
Adjusted EBITDA (1)	$68.1	$70.3	$(2.2)	$146.0	$142.6	$3.4

Cash interest expense	(10.6)	(9.4)	(1.2)	(19.7)	(25.0)	5.3
Cash tax expense	(0.3)	(0.1)	(0.2)	(0.4)	(0.2)	(0.2)
Cash payments for capital expenditures	(22.4)	(11.2)	(11.2)	(39.5)	(26.4)	(13.1)
Cash payments for agent signing bonuses	(4.6)	(1.6)	(3.0)	(9.5)	(10.2)	0.7
Adjusted Free Cash Flow	$30.2	$48.0	$(17.8)	$76.9	$80.8	$(3.9)
(1) See "EBITDA and Adjusted EBITDA" section of this MD&A for the descriptions of the adjustments to arrive at these measures.
For the three months ended June 30, 2014, Adjusted Free Cash Flow was $30.2 million, a decrease of $17.8 million, or 37 percent, when compared to the same period in 2013. The decrease was driven by increased payments for capital expenditures of $11.2 million, increased agent signing bonus payments of $3.0 million, which resulted from the timing of certain payments, and a $1.2 million increase in cash paid for interest as a result of the additional debt incurred in connection with the Incremental Amendment.
For the six months ended June 30, 2014, Adjusted Free Cash Flow was $76.9 million, a decrease of $3.9 million, or five percent, when compared to the same period in 2013. The decrease was driven by increased payments for capital expenditures of $13.1 million, partially offset by a $5.3 million reduction of cash paid for interest as a result of the 2013 Credit Agreement and reduced agent signing bonus payments of $0.7 million, which resulted from the timing of certain payments.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended June 30, 2014. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

•
the risks and uncertainties described in the “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the "Risk Factors" section in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission from time to time.

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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged.
Litigation Commenced Against the Company
The Company is involved in various claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations or cash flows.
Government Investigations
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. The Civil Investigative Demands seek information and documents relating to the Company’s procedures to prevent fraudulent transfers and consumer complaint information. MoneyGram continues to cooperate fully with the states in this matter. MoneyGram has submitted the information and documents requested by the states. No claims have been filed against MoneyGram in connection with this investigation. Accordingly, we are unable to estimate the potential dollar amount of any loss in connection with this investigation or whether any loss in connection with this investigation could have a material adverse effect on our results of operations, cash flows or financial position. The Company does not believe there is a basis for any claim or recovery with respect to this matter and intends to vigorously defend itself if any claim is asserted.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.
Actions Commenced by the Company
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs & Co., or Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleged, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company. On April 25, 2014, MoneyGram and Goldman Sachs agreed to settle all pending and potential litigation or arbitration concerning any Residential Mortgage Backed Securities or mortgage-related Collateralized Debt Obligations that Goldman Sachs sold to MoneyGram during the 2003 through June 30, 2008 time period.  In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million. All amounts were paid in May 2014. This resolution includes terminating the litigation and arbitration between MoneyGram and Goldman Sachs. As of May 31, 2014, Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
Certain litigation matters commenced by the Company were also settled during the three months ended June 30, 2014, resulting in the recognition of an additional $9.4 million from securities settlements.
Tax Litigation — On May 14, 2012 and December 17, 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. The Company asserts that it properly deducted its securities losses and that, consequently, no additional corporate income taxes are owed. The IRS filed its responses to the Company’s petitions in July 2012 and February 2013 reasserting its original position relating to the years 2005-2007 and 2009. The cases have been consolidated before the U.S. Tax Court. In December 2013, the IRS filed a motion with the court for partial summary judgment in the case, and in February 2014 the Company filed its response to that motion which included the Company's request for partial summary judgment. In June 2014, the U.S. Tax Court heard oral arguments on these motions. If summary judgment is not granted or the parties do not otherwise settle, the Company expects the matters to be litigated before the U.S Tax Court.
ITEM 1A. RISK FACTORS
Except as set forth below and as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, there has been no material change in the Company's risk factors from those described the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual

Report on Form 10-K for the year ended December 31, 2013 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

A breach of security in the systems on which we rely could adversely affect our business, financial condition and results of operations.

We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the U.S. and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could harm our business and reputation, adversely affect consumers’ confidence in our or our agents' business, cause inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents', or our third-party contractors' computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money transfers. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.

MoneyGram and our agents are subject to numerous U.S. and international laws and regulations. Failure to comply with these laws and regulations could result in material settlements, fines or penalties, and changes in these laws or regulations could result in increased operating costs or reduced demand for our products or services, all of which may adversely affect our business, financial condition and results of operations.

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

In addition, we are subject to escheatment laws in the United States and various countries in which we conduct business. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing compliance program to comply with escheatment laws as they apply to our business. In the United States, we are subject to the laws of various states which from time to time take inconsistent or conflicting positions regarding the requirements to escheat property to a particular state. In some instances, we escheat items to states pursuant to statutory requirements and then subsequently pay those items to consumers. For such amounts, we must file claims for reimbursement from the states. Furthermore, certain foreign jurisdictions do not have escheatment provisions which apply to our transactions. In these jurisdictions where there is not a requirement to escheat, and when, by utilizing historical data we determine that the likelihood is remote that the item will be paid out, we record a reduction to our payment service obligation and recognize an equivalent amount as a component of fee and other revenue.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. The Company had repurchased 6,795,017 common shares under this authorization as of June 30, 2014, and the Board of Directors has reaffirmed the remaining authorization to repurchase up to 5,204,983 shares. The Company did not repurchase any shares under the repurchase program during the three or six months ended June 30, 2014.

On April 2, 2014, the Company repurchased 8,185,092 common shares from affiliates and co-investors of Thomas H. Lee Partners, L.P. at a price of $16.25 per share. This repurchase is separate from, and does not affect, the Company's repurchase program described above.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 6, 2014	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., filed with the Secretary of State of Delaware on December 18, 2003, as amended June 28, 2004 and May 12, 2009 (Incorporated by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-K filed on March 15, 2010).

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

10.1+
First Incremental Amendment and Joinder Agreement, dated April 2, 2014, by and among MoneyGram International, Inc., as borrower, MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., and MoneyGram of New York LLC, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as Lenders (Incorporated by reference from Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed May 2, 2014).

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and 2013; (v) Consolidated Statement of Stockholders' Deficit as of June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.