Form 10-K/A
period 2013-12-31
MONEYGRAM INTERNATIONAL INC
filed 2014-11-13
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
 Form 10-K/A
Amendment No. 1
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
53,960,929 shares of common stock were outstanding as of November 11, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing”), to: (i) reissue the Reports of Independent Registered Public Accounting Firm to update the firm’s opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2013; and (ii) revise management’s conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 31, 2013. Accordingly, we hereby amend and replace in their entirety Items 8, 9A and 15 in the Original Filing.
In connection with the Original Filing, the Company's management included Management's Responsibility Statement therein, which expressed a conclusion that the Company's internal control over financial reporting was effective as of December 31, 2013. Subsequent to the Original Filing, the Company has been undertaking a re-evaluation of its prior accounting policies and procedures related to global unclaimed property matters, which are extremely complex and subject to varying interpretations, and whether there was a deficiency in internal control over financial reporting (“ICFR”) (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) such that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. Specifically, management determined that controls over the accumulation and review of information with respect to unclaimed property regulations to determine appropriate accounting treatment for amounts that were unclaimed for an extended period of time were not operating effectively. Following the completion of this re-evaluation, and extensive consultation with Deloitte & Touche LLP (“Deloitte”) and other outside advisers, the Company’s management concluded that a material weakness existed in that area and that, therefore, ICFR and disclosure controls and procedures (“DCP”) (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2013. Based upon an evaluation and enhancements in specific controls, management has concluded that as of November 11, 2014 it has effectively remediated the above described material weakness. Our management has determined that there were no material misstatements in the Company’s consolidated financial statements included in this Amended Filing and that this material weakness therefore does not require any adjustments to those financial statements.
As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. In addition, we are filing a new consent of Deloitte & Touche LLP. Accordingly, we hereby amend Item 15 in the Original Filing to reflect the filing of the new certifications and the consent.
Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

PART II

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Amended Filing on pages F-1 through F-59. See the “Index to Financial Statements” on page F-1. The only changes from the financial statements filed with the Company’s Original Filing are changes to Management's Responsibility Statement on Page F-2 and the Reports of Independent Registered Public Accounting Firm on Page F-3 and Page F-4.

Item 9A. CONTROLS AND PROCEDURES (REVISED)

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

In connection with the Original Filing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's DCP were effective at a reasonable assurance level as of December 31, 2013 (the Evaluation Date). Subsequent to the Original Filing, the Company has been undertaking a re-evaluation of its prior accounting policies and procedures related to global unclaimed property matters, which are extremely complex and subject to varying interpretations, and whether there was a deficiency in ICFR such that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
The Company’s management re-evaluated the design and operation of its past control practices regarding such accounting policies and procedures related to global unclaimed property matters and whether, in the past, such controls were sufficiently robust to prevent or detect a potential material error with regard to these policies. Specifically, management determined that controls over the accumulation and review of information with respect to unclaimed property regulations to determine appropriate accounting treatment for amounts that were unclaimed for an extended period of time were not operating effectively. Following the completion of this re-evaluation, and extensive consultation with Deloitte and other outside advisers, the Company’s management concluded that a material weakness existed in that area and that, therefore, ICFR and DCP were not effective as of December 31, 2013.
Our management has determined that there were no material misstatements in the Company’s consolidated financial statements included in this Annual Report on Form 10-K/A and that this material weakness therefore does not require any adjustments to those financial statements.
In response to the identified material weakness, the Company's management carried out remediation procedures to November 11, 2014 and has taken specific actions to address such material weakness. The enhancements to the design and operation of the controls include the following:

•
Refreshed its documentation of global unclaimed property laws and regulations throughout the world so as to maintain a more comprehensive repository of information available to the Company’s management regarding these laws and regulations, focusing particularly on the largest markets in which the Company does business; in performing this refresh management revalidated its controls over identifying new laws and regulations and added additional required research if country volume exceeds a certain limit;

•	Reviewed relevant accounting policies and procedures to validate their consistency across global jurisdictions, relying on the enhanced control over documentation to conduct this review;

•
Enhanced control over the preparation of schedules which summarize unclaimed property balances to enable the review of these balances against jurisdictional rules and accounting policies to ensure consistency; and

•	Increased coordination by various departments of the Company in the review of information with respect to unclaimed property matters in determining whether any financial statement exposures exist.
Based upon that evaluation and the enhancements in specific controls, management has concluded that, at November 11, 2014, it had effectively remediated the above described material weakness.
Management’s annual report on ICFR is provided on page F-2 of this Annual Report on Form 10-K/A. The attestation report of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, regarding the Company’s ICFR is provided on page F-3 of this Annual Report on Form 10-K/A.

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

MoneyGram International, Inc.
(Registrant)

Date:	November 12, 2014	By:	/s/ Pamela H. Patsley
Pamela H. Patsley
Chairman and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
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
†10.53
Non-Employee Director Compensation Arrangements, revised to be effective as of January 1, 2014. (Incorporated by reference from Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed March 3, 2014).

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

18
Preferability Letter from Deloitte & Touche LLP Regarding Change in Annual Goodwill Impairment Date (Incorporated by reference from Exhibit 18 to Registrant’s Annual Report on Form 10-K filed March 3, 2014).

21	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21 to Registrant’s Annual Report on Form 10-K filed March 3, 2014).
*23	Consent of Deloitte & Touche LLP
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
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

MoneyGram International, Inc.
Annual Report on Form 10-K
Items 8 and 15(a)

Management’s Responsibility Statement (Revised)

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
In connection with the Original Filing, the Company's management included Management's Responsibility Statement therein, which expressed a conclusion that the Company's internal control over financial reporting (“ICFR”) (as defined in Rules 13a-15(f) of the Exchange Act) was effective as of December 31, 2013. Subsequent to the Original Filing, the Company has been undertaking a re-evaluation of its prior accounting policies and procedures related to global unclaimed property matters, which are extremely complex and subject to varying interpretations, and whether there was a deficiency in ICFR such that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. In making this assessment, management used the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Specifically, management determined that controls over the accumulation and review of information with respect to unclaimed property regulations to determine appropriate accounting treatment for amounts that were unclaimed for an extended period of time were not operating effectively. Following the completion of this re-evaluation and extensive consultation with Deloitte & Touche LLP and other outside advisers, and based on the criteria in the COSO framework, the Company’s management concluded that a material weakness existed in that area and that, therefore, ICFR and disclosure controls and procedures were not effective as of December 31, 2013.
As disclosed in the Original Filing, there were no changes in the Company's ICFR during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's ICFR.
Management carried out remediation procedures described in Item 9A of this Annual Report on Form 10-K/A. Based upon such procedures, management has concluded that, at November 11, 2014, it had effectively remediated the above described material weakness.

/s/ PAMELA H. PATSLEY	/s/ W. ALEXANDER HOLMES
Pamela H. Patsley Chairman and Chief Executive Officer (Principal Executive Officer)	W. Alexander Holmes Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility Statement (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our report dated March 3, 2014, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified that adversely affects the effectiveness of internal control as of December 31, 2013. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the controls over the accumulation and review of information with respect to unclaimed property regulations to determine appropriate accounting treatment for amounts that were unclaimed for an extended period of time were not operating effectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2013, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed as an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2014 (November 12, 2014 as to the effects of the material weakness described in Management's Responsibility Statement (Revised))

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting. On November 12, 2014 we revised our report to express an adverse opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2014 (November 12, 2014 as to our revised report expressing an adverse opinion on the Company's internal control over financial reporting)

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