Form 10-Q
period 2014-09-30
MONEYGRAM INTERNATIONAL INC
filed 2014-11-13
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2014

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
As of November 11, 2014, 53,960,929 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$—	$—
Cash and cash equivalents (substantially restricted)	1,942.2	2,228.5
Receivables, net (substantially restricted)	753.9	767.7
Interest-bearing investments (substantially restricted)	1,092.4	1,011.6
Available-for-sale investments (substantially restricted)	29.9	48.1
Property and equipment, net	145.5	134.8
Goodwill	440.3	435.2
Other assets	196.0	161.0
Total assets	$4,600.2	$4,786.9

LIABILITIES
Payment service obligations	$3,497.7	$3,737.1
Debt	965.9	842.9
Pension and other postretirement benefits	90.1	98.4
Accounts payable and other liabilities	203.7	185.5
Total liabilities	4,757.4	4,863.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 71,282 and 109,239 issued at September 30, 2014 and December 31, 2013, respectively	183.9	281.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 and 62,263,963 shares issued at September 30, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	989.3	1,011.8
Retained loss	(1,155.1)	(1,214.4)
Accumulated other comprehensive loss	(45.2)	(33.0)
Treasury stock: 4,862,638 and 4,300,782 shares at September 30, 2014 and December 31, 2013, respectively	(130.7)	(123.9)
Total stockholders’ deficit	(157.2)	(77.0)
Total liabilities and stockholders’ deficit	$4,600.2	$4,786.9

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2014	2013	2014	2013
REVENUE
Fee and other revenue	$355.2	$375.8	$1,091.7	$1,075.1
Investment revenue	2.8	7.2	13.6	13.5
Total revenue	358.0	383.0	1,105.3	1,088.6
OPERATING EXPENSES
Fee and other commissions expense	164.1	178.6	506.6	502.5
Investment commissions expense	0.1	0.1	0.3	0.3
Total commissions expense	164.2	178.7	506.9	502.8
Compensation and benefits	68.9	66.2	213.6	198.1
Transaction and operations support	81.7	65.4	230.3	179.3
Occupancy, equipment and supplies	13.4	12.1	39.9	37.0
Depreciation and amortization	13.5	12.5	40.2	36.5
Total operating expenses	341.7	334.9	1,030.9	953.7
OPERATING INCOME	16.3	48.1	74.4	134.9
OTHER (INCOME) EXPENSE
Securities settlements	—	—	(22.4)	—
Interest expense	11.6	10.0	32.7	37.3
Debt extinguishment costs	—	—	—	45.3
Total other expense, net	11.6	10.0	10.3	82.6
Income before income taxes	4.7	38.1	64.1	52.3
Income tax expense	7.7	15.6	2.5	23.3
NET (LOSS) INCOME	$(3.0)	$22.5	$61.6	$29.0

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.05)	$0.31	$0.94	$0.41
Diluted	$(0.05)	$0.31	$0.93	$0.40

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	63.3	71.6	65.7	71.6
Diluted	63.3	72.0	65.9	71.8

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
NET (LOSS) INCOME	$(3.0)	$22.5	$61.6	$29.0
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of ($0.5) and $0.5 for the three months ended September 30, 2014 and 2013, respectively, and ($0.1) and $0.1 for the nine months ended September 30, 2014 and 2013, respectively	(1.0)	3.3	(5.9)	3.0
Net change in pension liability, net of tax benefit of $0.6 for the three months ended September 30, 2014 and 2013, respectively, and $1.7 and $2.1 for the nine months ended September 30, 2014 and 2013, respectively	1.0	1.1	3.1	3.5
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($4.3) and $1.0 for the three months ended September 30, 2014 and 2013, respectively, and ($5.4) and $0.2 for the nine months ended September 30, 2014 and 2013, respectively	(7.4)	1.6	(9.4)	0.3
Other comprehensive (loss) income	(7.4)	6.0	(12.2)	6.8
COMPREHENSIVE (LOSS) INCOME	$(10.4)	$28.5	$49.4	$35.8

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3.0)	$22.5	$61.6	$29.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.5	12.5	40.2	36.5
Signing bonus amortization	14.7	12.0	39.2	30.8
Signing bonus payments	(23.4)	(8.8)	(32.9)	(19.0)
Loss on debt extinguishment	—	—	—	45.3
Amortization of debt discount and deferred financing costs	1.0	0.6	2.4	2.7
Provision for uncollectible receivables	4.5	3.9	8.0	8.9
Non-cash compensation and pension expense	7.0	5.0	19.6	14.7
Change in other assets	2.3	(5.3)	(31.9)	(20.2)
Change in accounts payable and other liabilities	13.3	25.0	14.9	(0.7)
Other non-cash items, net	(2.0)	(0.3)	(1.8)	0.3
Total adjustments	30.9	44.6	57.7	99.3
Change in cash and cash equivalents (substantially restricted)	104.3	(20.0)	286.3	460.8
Change in receivables (substantially restricted)	183.3	214.9	6.0	237.9
Change in payment service obligations	(176.5)	(211.5)	(239.4)	(310.5)
Net cash provided by operating activities	139.0	50.5	172.2	516.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investments classified as available-for-sale	9.1	3.0	11.5	14.6
Purchases of interest-bearing investments	(225.0)	(112.9)	(830.5)	(877.6)
Proceeds from maturities of interest-bearing investments	125.0	75.0	746.6	386.1
Purchases of property and equipment	(25.2)	(10.8)	(64.7)	(37.2)
Cash paid for acquisitions, net of cash acquired	(11.5)	(3.2)	(11.5)	(3.2)
Proceeds from disposal of property and equipment	0.2	0.2	0.4	0.5
Net cash used in investing activities	(127.4)	(48.7)	(148.2)	(516.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	129.8	850.0
Transaction costs for issuance and amendment of debt	—	—	(5.1)	(11.8)
Principal payments on debt	(2.5)	(2.2)	(7.0)	(817.4)
Prepayment penalty	—	—	—	(21.5)
Proceeds from exercise of stock options	—	0.4	0.4	1.0
Stock repurchase	(9.1)	—	(142.1)	—
Net cash (used in) provided by financing activities	(11.6)	(1.8)	(24.0)	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—
Supplemental cash flow information:
Cash payments for interest	$10.7	$9.6	$30.4	$34.6
Cash payments for income taxes	$4.5	$—	$4.9	$0.2
Change in accrued purchases of property and equipment	$(4.8)	$0.6	$(12.6)	$(3.0)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	61.6	—	—	61.6
Stock-based compensation activity	—	—	11.9	(2.3)	—	2.3	11.9
Capital contribution from investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of shares	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Stock repurchase	—	—	—	—	—	(9.1)	(9.1)
Net change in available-for-sale securities, net of tax	—	—	—	—	(5.9)	—	(5.9)
Net change in pension liability, net of tax	—	—	—	—	3.1	—	3.1
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(9.4)	—	(9.4)
September 30, 2014	$183.9	$0.6	$989.3	$(1,155.1)	$(45.2)	$(130.7)	$(157.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net income	—	—	—	29.0	—	—	29.0
Stock-based compensation activity	—	—	7.1	(0.9)	—	2.8	9.0
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net change in available-for-sale securities, net of tax	—	—	—	—	3.0	—	3.0
Net change in pension liability, net of tax	—	—	—	—	3.5	—	3.5
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.3	—	0.3
September 30, 2013	$281.9	$0.6	$1,008.4	$(1,237.8)	$(45.5)	$(123.9)	$(116.3)

See Notes to Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The GFT segment provides global money transfer services and bill payment services to consumers through a network of agent locations. The FPP segment provides official check outsourcing services and money orders through financial institutions and other agent locations.
Basis of Presentation — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and assumptions are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that the program will conclude at the end of the 2015 fiscal year. The activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program continues to be implemented.

The following table is a roll-forward of the restructuring costs accrual related to the 2014 Global Transformation Program as of September 30, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Balance, December 31, 2013	$—	$—	$—
Expenses	10.2	1.0	11.2
Cash payments	(1.4)	(1.0)	(2.4)
Balance, September 30, 2014	$8.8	$—	$8.8
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred for the 2014 Global Transformation Program as of September 30, 2014:

(Amounts in millions)	Severance, outplacement and related benefits	Other (1)	Total
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$10.2	$1.0	$11.2
Estimated additional restructuring costs to be incurred	3.9	1.1	5.0
Total restructuring costs incurred and to be incurred	$14.1	$2.1	$16.2
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table is a summary of expenses related to the reorganization and restructuring activities for the three and nine months ended September 30, 2014:

(Amounts in millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Restructuring costs in operating expenses:
Compensation and benefits	$3.3	$9.3
Transaction and operations support	0.9	1.9
Total restructuring costs in operating expenses	4.2	11.2
Reorganization costs in operating expenses:
Compensation and benefits	$1.1	$2.3
Transaction and operations support	2.3	3.9
Occupancy, equipment and supplies	0.2	0.2
Total reorganization costs in operating expenses	3.6	6.4
Total reorganization and restructuring costs	$7.8	$17.6
The following table is a summary of restructuring expenses related to the 2014 Global Transformation Program incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
First quarter 2014	$2.6	$0.3	$0.1	$3.0
Second quarter 2014	3.4	0.4	0.2	4.0
Third quarter 2014	3.5	0.4	0.3	4.2
Total cumulative expenses incurred to date in operating expenses	$9.5	$1.1	$0.6	$11.2
Total estimated additional expenses to be incurred	4.2	0.5	0.3	5.0
Total restructuring expenses	$13.7	$1.6	$0.9	$16.2

Note 3 — Assets in Excess of Payment Service Obligations

The following table shows the amount of assets in excess of payment service obligations at September 30, 2014 and December 31, 2013:

(Amounts in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$1,942.2	$2,228.5
Receivables, net (substantially restricted)	753.9	767.7
Interest-bearing investments (substantially restricted)	1,092.4	1,011.6
Available-for-sale investments (substantially restricted)	29.9	48.1
	3,818.4	4,055.9
Payment service obligations	(3,497.7)	(3,737.1)
Assets in excess of payment service obligations	$320.7	$318.8
The Company was in compliance with its contractual and financial regulatory requirements as of September 30, 2014 and December 31, 2013. See Note 7 — Debt for additional disclosure in regards to the Company's compliance with its contractual and financial requirements.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis at September 30, 2014 and December 31, 2013:

	Fair Value at September 30, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
Residential mortgage-backed securities — agencies	$—	$15.6	$—	$15.6
Other asset-backed securities	—	—	14.3	14.3
Investment related to deferred compensation trust	9.8	—	—	9.8
Forward contracts	—	4.3	—	4.3
Total financial assets	$9.8	$19.9	$14.3	$44.0
Financial liabilities:
Forward contracts	$—	$0.4	$—	$0.4

	Fair Value at December 31, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments (substantially restricted):
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	19.5	—	19.5
Other asset-backed securities	—	—	20.6	20.6
Investment related to deferred compensation trust	9.6	—	—	9.6
Forward contracts	—	0.2	—	0.2
Total financial assets	$9.6	$27.7	$20.6	$57.9
Financial liabilities:
Forward contracts	$—	$0.6	$—	$0.6

The following is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3 at September 30, 2014 and December 31, 2013:

			September 30, 2014		December 31, 2013
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$0.1	$80.80	$0.1	$17.01
Home Equity	Price	Third party pricing service	0.1	30.76	0.2	51.87
Indirect Exposure - High Grade	Price	Third party pricing service	8.4	8.09	8.2	7.90
Indirect Exposure - Mezzanine	Price	Third party pricing service	1.2	1.11	2.6	2.12
Indirect Exposure - Mezzanine	Price	Broker	1.2	1.55	5.0	6.01
Other	Discount margin	Manual	3.3	17.71	4.5	23.85
Total			$14.3	$3.98	$20.6	$5.24
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Beginning balance	$15.3	$17.6	$20.6	$18.0
Principal paydowns	(0.2)	(3.2)	(4.2)	(3.3)
Change in unrealized gains	(0.1)	6.6	(1.4)	6.3
Realized losses	(0.7)	—	(0.7)	—
Ending balance	$14.3	$21.0	$14.3	$21.0
There were no other-than-temporary impairments during the three and nine months ended September 30, 2014 and 2013.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments (substantially restricted) are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using market quotations, where available, credit ratings, observable market indices and other market data (Level 2). The following table is a summary of fair value and carrying value of debt as of September 30, 2014 and December 31, 2013:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Senior secured credit facility and incremental term loan	$944.1	$849.2	$965.9	$842.9
The carrying amounts for the Company's cash and cash equivalents (substantially restricted) and the interest-bearing investments (substantially restricted) approximate fair value as of September 30, 2014 and December 31, 2013.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three and nine months ended September 30, 2014 and 2013.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are normally derived using a discounted cash flow model based on expected future cash flows discounted using a weighted-average cost of capital rate. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expense" line in the Consolidated Statements of Operations.

The Company also records the investments in its defined benefit pension plan, or "the Pension Plan," trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 10 — Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments, all of which are substantially restricted. See Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional disclosure in regards to substantially restricted assets. The following table shows the components of the investment portfolio as of September 30, 2014 and December 31, 2013:

(Amounts in millions)	September 30, 2014	December 31, 2013
Cash	$1,932.4	$2,204.5
Money-market securities	9.8	24.0
Cash and cash equivalents (substantially restricted)	1,942.2	2,228.5
Interest-bearing investments (substantially restricted)	1,092.4	1,011.6
Available-for-sale investments (substantially restricted)	29.9	48.1
Total investment portfolio	$3,064.5	$3,288.2
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
Interest-bearing Investments (substantially restricted) — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of September 30, 2014.
Available-for-sale Investments (substantially restricted) — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$14.3	$1.3	$—	$15.6	$110.27
Other asset-backed securities	4.7	9.6	—	14.3	3.98
Total	$19.0	$10.9	$—	$29.9	$8.04
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$17.8	$1.7	$—	$19.5	$110.45
Other asset-backed securities	5.9	14.7	—	20.6	5.24
U.S. government agencies	7.7	0.3	—	8.0	99.87
Total	$31.4	$16.7	$—	$48.1	$11.50
(1) Net average price is per $100.00

At September 30, 2014 and December 31, 2013, 52 percent and 57 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or securities collateralized by U.S. government agency debentures. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at September 30, 2014.
Gains and Losses and Other-than-temporary Impairments — At September 30, 2014 and December 31, 2013, net unrealized gains of $11.4 million and $17.3 million, respectively, were included in the Consolidated Balance Sheets in "Accumulated other comprehensive loss."
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings ("Fitch"). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the ratings agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P equivalent rating of AAA, AA, A or BBB. The Company’s investments at September 30, 2014 and December 31, 2013 consisted of the following ratings:

	September 30, 2014			December 31, 2013
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	13	$15.5	52%	16	$30.8	64%
Below investment grade	44	14.4	48%	50	17.3	36%
Total	57	$29.9	100%	66	$48.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a $3.4 million change to the classifications in the above table as of September 30, 2014 and December 31, 2013, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. The following table is a summary of amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Amounts in millions)
One year or less	$—	$—	$7.7	$8.0
Mortgage-backed and other asset-backed securities	19.0	29.9	23.7	40.1
Total	$19.0	$29.9	$31.4	$48.1
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at September 30, 2014 and December 31, 2013: 85 percent and 64 percent, respectively, used a third party pricing service; four percent and 10 percent, respectively, used broker pricing; and 11 percent and 26 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at September 30, 2014 and December 31, 2013.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Net realized foreign currency losses (gains)	$14.4	$(6.6)	$16.6	$(2.7)
Net (gains) losses from the related forward contracts	(14.0)	6.7	(16.1)	3.0
Net losses from foreign currency transactions and related forward contracts	$0.4	$0.1	$0.5	$0.3
As of September 30, 2014 and December 31, 2013, the Company had $193.9 million and $129.0 million, respectively, of outstanding notional amounts relating to its forward contracts. As of September 30, 2014 and December 31, 2013, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Other assets	$4.9	$0.4	$(0.6)	$(0.2)	$4.3	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$(1.0)	$(0.8)	$0.6	$0.2	$(0.4)	$(0.6)
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Debt

The following is a summary of the Company’s outstanding debt at September 30, 2014 and activity since December 31, 2013:

	2013 Credit Agreement
(Amounts in millions)	Senior secured credit facility due 2020	Tranche B-1 term loan facility due 2020	Total
Balance at December 31, 2013	$842.9	$—	$842.9
Borrowings, gross	—	130.0	130.0
Discount on borrowings	—	(0.2)	(0.2)
Amortization of discount	0.1	0.1	0.2
Payments	(7.0)	—	(7.0)
Balance at September 30, 2014	$836.0	$129.9	$965.9
Weighted average interest rate	4.25%	4.25%
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of September 30, 2014, the Company had $0.4 million of outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $149.6 million of availability thereunder.

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
The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents, cash and cash equivalents (substantially restricted), receivables, net (substantially restricted), interest-bearing investments (substantially restricted) and available-for-sale investments (substantially restricted). See Note 3 — Assets in Excess of Payment Service Obligations for additional disclosure of the Asset Coverage calculation as of September 30, 2014.
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
We continuously monitor our compliance with our debt covenants. At September 30, 2014, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 7.44 and our Total Secured Leverage ratio was 3.26.
Deferred Financing Costs — The Company capitalizes financing costs in "Other assets" in the Consolidated Balance Sheet and amortizes them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at September 30, 2014:

(Amounts in millions)	Nine Months Ended September 30, 2014
Balance at December 31, 2013	$13.3
Capitalized deferred financing costs	5.1
Amortization of deferred financing costs	(2.2)
Balance at September 30, 2014	$16.2
Interest Paid in Cash — The Company paid $10.7 million and $30.4 million of interest for the three and nine months ended September 30, 2014, respectively, and $9.6 million and $34.6 million of interest for the three and nine months ended September 30, 2013, respectively.
Maturities — At September 30, 2014, debt totaling $912.6 million will mature in 2020, while debt principal totaling $53.9 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2018.

Note 8 — Pensions and Other Benefits

The following table shows net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Interest cost	$2.7	$2.4	$8.1	$7.2
Expected return on plan assets	(1.8)	(1.8)	(5.5)	(5.5)
Recognized net actuarial loss	1.7	1.8	5.1	5.8
Net periodic benefit expense	$2.6	$2.4	$7.7	$7.5
The Company made contributions to the Pension Plan of $4.0 million and $8.0 million for the three and nine months ended September 30, 2014, respectively, and $4.0 million and $6.0 million for the three and nine months ended September 30, 2013, respectively. Contributions made to the combined SERPs were $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $2.7 million for the three and nine months ended September 30, 2013, respectively.
The following table is a summary of net periodic benefit expense for the Company’s postretirement medical benefit plans, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Interest cost	$0.1	$0.1	$0.1	$0.1
Amortization of prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Recognized net actuarial loss	0.1	0.1	0.2	0.3
Net periodic benefit income	$—	$—	$(0.2)	$(0.1)

Note 9 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock as of September 30, 2014:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
September 30, 2014	200	71	71	162,500	58,824	53,961	(4,863)
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
Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is subject to limitations under the Company’s 2013 Credit Agreement. No dividends were paid during the three and nine months ended September 30, 2014. The Company is authorized to repurchase 5.2 million shares of common stock and repurchases may be made periodically.

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
As a result of the transactions occurring on April 2, 2014 described above, the Investors made a payment of approximately $0.6 million to Walmart under the Participation agreement. The Company is not a party to, and has no obligation to Walmart or additional obligations to the Investors, under the Participation Agreement. The Company did not make cash outlays related to this payment. This amount is reflected in "Transaction and operations support" in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2014, with the offset recorded in "Additional paid in capital" in the Company's Consolidated Balance Sheets for the nine months ended September 30, 2014.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to "Accumulated other comprehensive loss" by component during the nine months ended September 30, 2014 and 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive loss before amortization	(0.1)	(9.4)	—	(9.5)
Amounts reclassified/amortized from accumulated other comprehensive loss	(5.8)	—	3.1	(2.7)
Net current period other comprehensive (loss) income	(5.9)	(9.4)	3.1	(12.2)
September 30, 2014	$11.4	$(5.9)	$(50.7)	$(45.2)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	5.9	0.3	—	6.2
Amounts reclassified/amortized from accumulated other comprehensive loss	(2.9)	—	3.5	0.6
Net current period other comprehensive income	3.0	0.3	3.5	6.8
September 30, 2013	$19.3	$2.9	$(67.7)	$(45.5)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Location
(Amounts in millions)	2014	2013	2014	2013
Unrealized gains on securities classified as available-for-sale, before tax	$(0.6)	$(3.3)	$(5.7)	$(3.3)	"Investment revenue"
Tax (benefit) expense, net	(0.5)	0.4	(0.1)	0.4
Total gains, net of tax	$(1.1)	$(2.9)	$(5.8)	$(2.9)

Pension and postretirement benefits adjustments:
Prior service credits, before tax	$(0.2)	$(0.2)	$(0.5)	$(0.5)	"Compensation and benefits"
Net actuarial losses, before tax	1.8	1.9	5.3	6.1	"Compensation and benefits"
Total before tax	1.6	1.7	4.8	5.6
Tax benefit, net	(0.6)	(0.6)	(1.7)	(2.1)
Total, net of tax	$1.0	$1.1	$3.1	$3.5

Total reclassified for the period, net of tax	$(0.1)	$(1.8)	$(2.7)	$0.6

Note 10 — Stock-Based Compensation

The following table is a summary of stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Expense recognized related to stock options	$1.6	$1.8	$5.0	$5.2
Expense recognized related to restricted stock units	2.7	1.1	6.9	2.7
Stock-based compensation expense	$4.3	$2.9	$11.9	$7.9
Stock Options — Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for time-based tranches and a combination of the Monte-Carlo simulation and the Black-Scholes single option pricing model for performance-based tranches.

Pursuant to the terms of grants made in 2014, all options issued are time-based with a term of 10 years and vest over a three-year period in an equal number of shares each year. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the nine months ended September 30, 2014:

Expected dividend yield (1)	0.0%
Expected volatility (2)	65.4% - 68.2%
Risk-free interest rate (3)	1.1% - 2.0%
Expected life (4)	6.0 - 6.3 years
Weighted-average grant-date fair value per option	$11.66

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

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2013	4,792,004	$20.14	6.8 years	$13.0
Granted	522,309	19.17
Exercised	(24,376)	16.09
Forfeited/Expired	(1,291,136)	20.19
Options outstanding at September 30, 2014	3,998,801	$20.02	6.6 years	$0.2
Vested or expected to vest at September 30, 2014	3,870,174	$20.08	6.5 years	$0.2
Options exercisable at September 30, 2014	2,001,935	$20.18	5.4 years	$0.2
For the three and nine months ended September 30, 2014, the unrecognized stock option expense related to outstanding options was $12.7 million with a remaining weighted-average vesting period of 1.3 years.
Restricted Stock Units — For purposes of determining the fair value of restricted stock units and performance based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. The following table is a summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2014:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2013	1,186,144	$16.73	1.8 years	$24.6
Granted	1,035,397	19.50
Vested and converted to shares	(81,783)	17.14
Forfeited	(121,252)	17.47
Restricted stock units outstanding at September 30, 2014	2,018,506	$18.07	1.8 years	$25.3
As of September 30, 2014, the Company’s outstanding restricted stock units had unrecognized compensation expense of $20.8 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense as of September 30, 2014 under the minimum and maximum thresholds are $3.6 million and $23.0 million, respectively.

The grant-date fair value of restricted stock units vested was nominal and $1.4 million for the three and nine months ended September 30, 2014, respectively, and $0.8 million for the nine months ended September 30, 2013. There were no restricted stock units vested for the three months ended September 30, 2013.

Note 11 — Income Taxes

For the three months ended September 30, 2014, the Company had $7.7 million of income tax expense on pre-tax income of $4.7 million, which included $3.8 million of tax expense resulting from the reversal of tax benefits on canceled stock options. For the nine months ended September 30, 2014, the Company had $2.5 million of income tax expense on pre-tax income of $64.1 million, reflecting reductions of uncertain tax positions of prior years which was partially offset by the reversal of tax benefits on canceled stock options and tax on investment security settlements. For the three and nine months ended September 30, 2013, the Company had $15.6 million and $23.3 million, respectively, of income tax expense on pre-tax income of $38.1 million and $52.3 million, respectively.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS issued a Notice of Deficiency for 2005-2007 in April 2012 and a Notice of Deficiency for 2009 in October 2012. The Company filed petitions with the U.S. Tax Court in May 2012 and December 2012 contesting adjustments in the 2005-2007 and 2009 Notices of Deficiency, respectively, related to the security losses. In August 2012, the IRS also issued an Examination Report for 2008. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions that the Company took on securities losses in its 2007, 2008 and 2009 tax returns. As of September 30, 2014, the Company has recognized a cumulative benefit of approximately $139.9 million relating to these deductions. As of September 30, 2014, the IRS and the Company have reached a partial settlement on $186.9 million of deductions in dispute. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.
The following table is a roll-forward of unrecognized tax benefits as of September 30, 2014:

(Amounts in millions)
Balance at December 31, 2013	$52.0
Additions based on tax positions related to prior years	0.2
Reductions for tax positions of prior years	(22.9)
Balance at September 30, 2014	$29.3
As of September 30, 2014, the liability for unrecognized tax benefits was $29.3 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through the “Income tax expense” line in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company accrued $0.8 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2013, the Company accrued $1.6 million and $4.6 million, respectively. As of September 30, 2014 and December 31, 2013, the Company had a liability of $3.1 million and $2.1 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of September 30, 2014, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Operating Leases — The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at September 30, 2014 (amounts in millions):

2014	$4.1
2015	14.4
2016	11.0
2017	10.2
2018	9.9
Thereafter	29.4
Total	$79.0

Minimum Commission Guarantees — In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. Expenses related to the guarantee are recognized in the “Fee and other commissions expense” line in the Consolidated Statements of Operations.
As of September 30, 2014, the liability for minimum commission guarantees was $4.5 million and the maximum amount that could be paid under the minimum commission guarantees was $12.4 million over a weighted-average remaining term of 3.1 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid in the nine months ended September 30, 2014, were $0.2 million, or five percent, of the estimated maximum payment for the year.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigations alleged. In relation to various legal matters, including those described below, the Company had $2.3 million and $1.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, charges of $0.5 million and $0.9 million, respectively, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations for legal proceedings. For the three and nine months ended September 30, 2013, $0.1 million and $0.2 million, respectively, net of insurance recoveries, were recorded in the "Transaction and operations support" line in the Consolidated Statement of Operations for legal proceedings.
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
Actions Commenced by the Company
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs. The arbitration relates to MoneyGram’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations that Goldman Sachs sold to MoneyGram during the 2005 through 2007 timeframe. The Company alleged, among other things, that Goldman Sachs made material misrepresentations and omissions in connection with the sale of these products, ultimately causing significant losses to the Company. On April 25, 2014, MoneyGram and Goldman Sachs agreed to settle all pending and potential litigation or arbitration concerning any Residential Mortgage Backed Securities or mortgage-related Collateralized Debt Obligations that Goldman Sachs sold to MoneyGram during the 2003 through June 30, 2008 time period.  In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million.  All amounts were paid in May 2014. This resolution includes terminating the litigation and arbitration between MoneyGram and Goldman Sachs. Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.

Certain litigation matters commenced by the Company were also settled during the nine months ended September 30, 2014, resulting in the recognition of an additional $9.4 million from securities settlements.
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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Basic common shares outstanding	63.3	71.6	65.7	71.6
Shares related to stock options, restricted stock and restricted stock units	—	0.4	0.2	0.2
Diluted common shares outstanding	63.3	72.0	65.9	71.8
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings per common share, as their effect would be anti-dilutive, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Shares related to stock options	4.4	2.5	4.2	3.6
Shares related to restricted stock and restricted stock units	1.8	0.9	1.6	1.0
Shares excluded from the computation	6.2	3.4	5.8	4.6

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agent locations and, in select markets, company-operated locations. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 21 percent and 27 percent of total revenue for the three months ended September 30, 2014 and 2013, respectively, and 23 percent and 28 percent of total revenue for the nine months ended September 30, 2014 and 2013, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily relate to certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
The following table is a summary of the total revenue by segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Global Funds Transfer revenue:
Money transfer revenue	$314.4	$333.7	$968.8	$947.8
Bill payment revenue	25.1	25.8	75.2	76.6
Total Global Funds Transfer revenue	339.5	359.5	1,044.0	1,024.4
Financial Paper Products revenue:
Money order revenue	13.1	14.1	40.8	41.4
Official check revenue	5.4	9.2	20.5	22.1
Total Financial Paper Products revenue	18.5	23.3	61.3	63.5
Other revenue	—	0.2	—	0.7
Total revenue	$358.0	$383.0	$1,105.3	$1,088.6

The following table is a summary of the operating income by segment and detail of the income before income taxes for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Global Funds Transfer operating income	$15.4	$40.6	$66.4	$122.5
Financial Paper Products operating income	5.8	10.5	21.7	25.0
Total segment operating income	21.2	51.1	88.1	147.5
Other operating loss	(4.9)	(3.0)	(13.7)	(12.6)
Total operating income	16.3	48.1	74.4	134.9
Securities settlements	—	—	(22.4)	—
Interest expense	11.6	10.0	32.7	37.3
Debt extinguishment costs	—	—	—	45.3
Income before income taxes	$4.7	$38.1	$64.1	$52.3
The following table sets forth the assets by segment as of September 30, 2014 and December 31, 2013:

(Amounts in millions)	September 30, 2014	December 31, 2013
Global Funds Transfer	$1,796.5	$1,611.3
Financial Paper Products	2,426.9	2,800.0
Other	376.8	375.6
Total assets	$4,600.2	$4,786.9

Note 15 — Subsequent Event

On October 28, 2014, the Company signed an agreement to settle certain litigation matters resulting in securities settlements of $15.8 million related to securities previously written down to a nominal fair value.

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
The following information represents condensed, consolidating Balance Sheets as of September 30, 2014 and December 31, 2013, along with condensed, consolidating Statements of Operations, Statements of Comprehensive Income (Loss) and Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	2.1	1,794.2	145.9	—	1,942.2
Receivables, net (substantially restricted)	—	743.8	10.1	—	753.9
Interest-bearing investments (substantially restricted)	—	1,060.0	32.4	—	1,092.4
Available-for-sale investments (substantially restricted)	—	29.9	—	—	29.9
Property and equipment, net	—	124.5	21.0	—	145.5
Goodwill	—	314.5	125.8	—	440.3
Other assets	23.0	199.3	32.9	(59.2)	196.0
Equity investments in subsidiaries	119.1	186.0	—	(305.1)	—
Intercompany receivables	690.0	7.1	—	(697.1)	—
Total assets	$834.2	$4,459.3	$368.1	$(1,061.4)	$4,600.2
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.2	$35.5	$—	$3,497.7
Debt	965.9	—	—	—	965.9
Pension and other postretirement benefits	—	90.1	—	—	90.1
Accounts payable and other liabilities	25.5	155.6	81.8	(59.2)	203.7
Intercompany liabilities	—	632.3	64.8	(697.1)	—
Total liabilities	991.4	4,340.2	182.1	(756.3)	4,757.4
Total stockholders’ (deficit) equity	(157.2)	119.1	186.0	(305.1)	(157.2)
Total liabilities and stockholders’ (deficit) equity	$834.2	$4,459.3	$368.1	$(1,061.4)	$4,600.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—
Cash and cash equivalents (substantially restricted)	1.7	2,134.6	92.2	—	2,228.5
Receivables, net (substantially restricted)	—	760.8	6.9	—	767.7
Interest-bearing investments (substantially restricted)	—	975.0	36.6	—	1,011.6
Available-for-sale investments (substantially restricted)	—	48.1	—	—	48.1
Property and equipment, net	—	109.5	25.3	—	134.8
Goodwill	—	313.0	122.2	—	435.2
Other assets	18.1	163.0	17.5	(37.6)	161.0
Equity investments in subsidiaries	81.0	194.7	—	(275.7)	—
Intercompany receivables	703.6	4.0	10.3	(717.9)	—
Total assets	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,699.5	$37.6	$—	$3,737.1
Debt	842.9	—	—	—	842.9
Pension and other postretirement benefits	—	98.4	—	—	98.4
Accounts payable and other liabilities	38.5	112.9	71.7	(37.6)	185.5
Intercompany liabilities	—	710.9	7.0	(717.9)	—
Total liabilities	881.4	4,621.7	116.3	(755.5)	4,863.9
Total stockholders’ (deficit) equity	(77.0)	81.0	194.7	(275.7)	(77.0)
Total liabilities and stockholders’ (deficit) equity	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$423.9	$86.5	$(155.2)	$355.2
Investment revenue	—	2.7	0.1	—	2.8
Total revenue	—	426.6	86.6	(155.2)	358.0
OPERATING EXPENSES
Fee and other commissions expense	—	235.3	46.9	(118.1)	164.1
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	235.4	46.9	(118.1)	164.2
Compensation and benefits	—	49.0	19.9	—	68.9
Transaction and operations support	0.4	104.7	13.7	(37.1)	81.7
Occupancy, equipment and supplies	—	11.0	2.4	—	13.4
Depreciation and amortization	—	10.3	3.2	—	13.5
Total operating expenses	0.4	410.4	86.1	(155.2)	341.7
OPERATING (LOSS) INCOME	(0.4)	16.2	0.5	—	16.3
OTHER EXPENSE
Interest expense	11.6	—	—	—	11.6
Total other expense	11.6	—	—	—	11.6
(Loss) income before income taxes	(12.0)	16.2	0.5	—	4.7
Income tax (benefit) expense	(4.3)	9.1	2.9	—	7.7
(Loss) income after income taxes	(7.7)	7.1	(2.4)	—	(3.0)
Equity income (loss) in subsidiaries	4.7	(2.4)	—	(2.3)	—
NET (LOSS) INCOME	$(3.0)	$4.7	$(2.4)	$(2.3)	$(3.0)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,211.3	$246.1	$(365.7)	$1,091.7
Investment revenue	—	13.4	0.2	—	13.6
Total revenue	—	1,224.7	246.3	(365.7)	1,105.3
OPERATING EXPENSES
Fee and other commissions expense	—	627.6	140.6	(261.6)	506.6
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	627.9	140.6	(261.6)	506.9
Compensation and benefits	—	156.5	57.1	—	213.6
Transaction and operations support	3.1	294.1	37.2	(104.1)	230.3
Occupancy, equipment and supplies	—	30.2	9.7	—	39.9
Depreciation and amortization	—	30.1	10.1	—	40.2
Total operating expenses	3.1	1,138.8	254.7	(365.7)	1,030.9
OPERATING (LOSS) INCOME	(3.1)	85.9	(8.4)	—	74.4
OTHER EXPENSE (INCOME)
Interest expense	32.7	—	—	—	32.7
Securities settlements	—	(22.4)	—	—	(22.4)
Total other expense (income)	32.7	(22.4)	—	—	10.3
(Loss) income before income taxes	(35.8)	108.3	(8.4)	—	64.1
Income tax (benefit) expense	(12.5)	12.1	2.9	—	2.5
(Loss) income after income taxes	(23.3)	96.2	(11.3)	—	61.6
Equity income (loss) in subsidiaries	84.9	(11.3)	—	(73.6)	—
NET INCOME (LOSS)	$61.6	$84.9	$(11.3)	$(73.6)	$61.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$365.7	$89.9	$(79.8)	$375.8
Investment revenue	—	7.1	0.1	—	7.2
Total revenue	—	372.8	90.0	(79.8)	383.0
OPERATING EXPENSES
Fee and other commissions expense	—	175.6	43.5	(40.5)	178.6
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	175.7	43.5	(40.5)	178.7
Compensation and benefits	—	49.8	16.4	—	66.2
Transaction and operations support	(0.1)	92.5	12.2	(39.2)	65.4
Occupancy, equipment and supplies	—	13.1	(0.9)	(0.1)	12.1
Depreciation and amortization	—	9.1	3.4	—	12.5
Total operating expenses	(0.1)	340.2	74.6	(79.8)	334.9
OPERATING INCOME	0.1	32.6	15.4	—	48.1
OTHER EXPENSE
Interest expense	10.0	—	—	—	10.0
Total other expenses	10.0	—	—	—	10.0
(Loss) income before income taxes	(9.9)	32.6	15.4	—	38.1
Income tax (benefit) expense	(3.5)	18.1	1.0	—	15.6
(Loss) income after income taxes	(6.4)	14.5	14.4	—	22.5
Equity income (loss) in subsidiaries	28.9	14.4	—	(43.3)	—
NET INCOME (LOSS)	$22.5	$28.9	$14.4	$(43.3)	$22.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,113.8	$242.3	$(281.0)	$1,075.1
Investment revenue	—	13.3	0.2	—	13.5
Total revenue	—	1,127.1	242.5	(281.0)	1,088.6
OPERATING EXPENSES
Fee and other commissions expense	—	554.9	123.6	(176.0)	502.5
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	555.2	123.6	(176.0)	502.8
Compensation and benefits	—	147.7	50.4	—	198.1
Transaction and operations support	1.4	247.7	35.1	(104.9)	179.3
Occupancy, equipment and supplies	—	31.9	5.2	(0.1)	37.0
Depreciation and amortization	—	26.4	10.1	—	36.5
Total operating expenses	1.4	1,008.9	224.4	(281.0)	953.7
OPERATING (LOSS) INCOME	(1.4)	118.2	18.1	—	134.9
OTHER EXPENSE
Interest expense	20.3	17.0	—	—	37.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expense	20.3	62.3	—	—	82.6
(Loss) income before income taxes	(21.7)	55.9	18.1	—	52.3
Income tax (benefit) expense	(7.6)	29.1	1.8	—	23.3
(Loss) income after income taxes	(14.1)	26.8	16.3	—	29.0
Equity income (loss) in subsidiaries	43.1	16.3	—	(59.4)	—
NET INCOME (LOSS)	$29.0	$43.1	$16.3	$(59.4)	$29.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET (LOSS) INCOME	$(3.0)	$4.7	$(2.4)	$(2.3)	$(3.0)
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.5	(1.0)	(1.0)	—	1.0	(1.0)
Net change in pension liability, net of tax benefit of $0.6	1.0	1.0	—	(1.0)	1.0
Unrealized foreign currency translation adjustments, net of tax benefit of $4.3	(7.4)	(7.4)	(4.8)	12.2	(7.4)
Other comprehensive (loss) income	(7.4)	(7.4)	(4.8)	12.2	(7.4)
COMPREHENSIVE (LOSS) INCOME	$(10.4)	$(2.7)	$(7.2)	$9.9	$(10.4)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$61.6	$84.9	$(11.3)	$(73.6)	$61.6
OTHER COMPREHENSIVE (LOSS) INCOME
Net unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.1	(5.9)	(5.9)	—	5.9	(5.9)
Net change in pension liability, net of tax benefit of $1.7	3.1	3.1	—	(3.1)	3.1
Unrealized foreign currency translation adjustments, net of tax expense of $5.4	(9.4)	(9.4)	(6.5)	15.9	(9.4)
Other comprehensive (loss) income	(12.2)	(12.2)	(6.5)	18.7	(12.2)
COMPREHENSIVE INCOME (LOSS)	$49.4	$72.7	$(17.8)	$(54.9)	$49.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$22.5	$28.9	$14.4	$(43.3)	$22.5
OTHER COMPREHENSIVE INCOME (LOSS)
Net holding gains (losses) arising during the period, net of tax expense of $0.5	3.3	3.3	—	(3.3)	3.3
Net change in pension liability, net of tax benefit of $0.6	1.1	1.1	—	(1.1)	1.1
Unrealized foreign currency translation gains, net of tax expense of $1.0	1.6	1.7	(0.1)	(1.6)	1.6
Other comprehensive income (loss)	6.0	6.1	(0.1)	(6.0)	6.0
COMPREHENSIVE INCOME (LOSS)	$28.5	$35.0	$14.3	$(49.3)	$28.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET INCOME (LOSS)	$29.0	$43.1	$16.3	$(59.4)	$29.0
OTHER COMPREHENSIVE INCOME (LOSS)
Net holding gains (losses) arising during the period, net of tax expense of $0.1	3.0	3.0	—	(3.0)	3.0
Net change in pension liability, net of tax benefit of $2.1	3.5	3.5	—	(3.5)	3.5
Unrealized foreign currency translation adjustments, net of tax expense of $0.2	0.3	0.3	(1.3)	1.0	0.3
Other comprehensive income (loss)	6.8	6.8	(1.3)	(5.5)	6.8
COMPREHENSIVE INCOME (LOSS)	$35.8	$49.9	$15.0	$(64.9)	$35.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6.0)	$137.4	$7.6	$—	$139.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	—	9.1	—	—	9.1
Purchases of interest-bearing investments	—	(225.0)	—	—	(225.0)
Proceeds from maturities of interest-bearing investments	—	125.0	—	—	125.0
Purchases of property and equipment	—	(21.5)	(3.7)	—	(25.2)
Acquisitions	—	(7.6)	(3.9)	—	(11.5)
Proceeds from disposal of property and equipment	—	0.2	—	—	0.2
Dividend from subsidiary	13.2	—	—	(13.2)	—
Intercompany financing	4.4	—	—	(4.4)	—
Net cash provided by (used in) investing activities	17.6	(119.8)	(7.6)	(17.6)	(127.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.5)	—	—	—	(2.5)
Stock repurchase	(9.1)	—	—	—	(9.1)
Dividend to parent	—	(13.2)	—	13.2	—
Intercompany financing	—	(4.4)	—	4.4	—
Net cash (used in) provided by financing activities	(11.6)	(17.6)	—	17.6	(11.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27.2)	$177.6	$21.8	$—	$172.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments	—	11.5	—	—	11.5
Purchases of interest-bearing investments	—	(794.7)	(35.8)	—	(830.5)
Proceeds from maturities of interest-bearing investments	—	711.9	34.7	—	746.6
Purchases of property and equipment	—	(47.9)	(16.8)	—	(64.7)
Acquisitions	—	(7.6)	(3.9)	—	(11.5)
Proceeds from disposal of property and equipment	—	0.4	—	—	0.4
Dividend from subsidiary	37.6	—	—	(37.6)	—
Intercompany financing	13.6	—	—	(13.6)	—
Net cash provided by (used in) investing activities	51.2	(126.4)	(21.8)	(51.2)	(148.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transaction costs of issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Payment on debt	(7.0)	—	—	—	(7.0)
Stock repurchase	(142.1)	—	—	—	(142.1)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividend to parent	—	(37.6)	—	37.6	—
Intercompany financings	—	(13.6)	—	13.6	—
Net cash (used in) provided by financing activities	(24.0)	(51.2)	—	51.2	(24.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3.8)	$34.0	$20.3	$—	$50.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	3.0	—	—	3.0
Purchases of interest-bearing investments (substantially restricted)	—	(100.0)	(12.9)	—	(112.9)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	75.0	—	—	75.0
Purchases of property and equipment, net of disposals	—	(8.5)	(2.3)	—	(10.8)
Acquisitions	—	(1.0)	(2.2)	—	(3.2)
Proceeds from disposal of assets and businesses	—	0.2	—	—	0.2
Capital contribution from subsidiary guarantors	—	2.9	—	(2.9)	—
Net cash used in investing activities	—	(28.4)	(17.4)	(2.9)	(48.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(2.2)	—	—	—	(2.2)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Intercompany financings	(2.0)	2.0	—	—	—
Dividend from parent	7.6	(7.6)	—	—	—
Capital contribution to non-guarantors	—	—	(2.9)	2.9	—
Net cash provided by (used in) financing activities	3.8	(5.6)	(2.9)	2.9	(1.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28.3)	$517.6	$27.2	$—	$516.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale investments (substantially restricted)	—	14.6	—	—	14.6
Purchases of interest-bearing investments (substantially restricted)	—	(850.0)	(27.6)	—	(877.6)
Proceeds from maturities of interest-bearing investments (substantially restricted)	—	375.0	11.1	—	386.1
Purchases of property and equipment, net of disposals	—	(30.3)	(6.9)	—	(37.2)
Acquisitions	—	(1.0)	(2.2)	—	(3.2)
Proceeds from disposal of assets and businesses	—	0.5	—	—	0.5
Capital contribution from subsidiary guarantors	—	1.6	—	(1.6)	—
Net cash used in investing activities	—	(489.6)	(25.6)	(1.6)	(516.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(4.2)	(813.2)	—	—	(817.4)
Proceeds from exercise of stock options	1.0	—	—	—	1.0
Intercompany financings	(837.6)	837.6	—	—	—
Dividend from parent	19.1	(19.1)	—	—	—
Capital contribution to non-guarantors	—	—	(1.6)	1.6	—
Net cash provided by (used in) financing activities	28.3	(28.0)	(1.6)	1.6	0.3
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—
CASH AND CASH EQUIVALENTS—Beginning of period	—	—	—	—	—
CASH AND CASH EQUIVALENTS—End of period	$—	$—	$—	$—	$—

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
OVERVIEW
MoneyGram is a leading global money transfer and payment services company operating in approximately 347,000 agent locations in more than 200 countries and territories. Our major products include global money transfers, bill payment services, money order services and official check processing. As an alternative financial services provider, our primary consumers are unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments or transfers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We are an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile, kiosks and other self-service channels.
Our global money transfer and bill payment services are our primary revenue drivers, accounting for 95 percent and 94 percent of total revenue for the three and nine months ended September 30, 2014, respectively. The market for money transfer and bill payment services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world (based on total face value of remittances in 2013), we will encounter competition from new technologies allowing consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and, in the U.S., Canada and Puerto Rico, bill payment services to consumers through a network of agents and, in select markets, company-operated locations. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other” and are primarily related to discontinued products and businesses. The "Other" segment also contains corporate items. Our sales efforts are organized based on the nature of the products and services offered. Operating expenses are analyzed on the functional nature of the expense.
Business Environment and Trends
Our total revenue declined for the three months ended September 30, 2014 by seven percent, which was primarily driven by transaction declines and lower average face value per transaction in our money transfer business. Our total revenue growth for the nine months ended September 30, 2014 was two percent, which was driven by the growth of the money transfer product, specifically the U.S Outbound and Non-U.S corridors. Our money transfer fee and other revenue declined for the three months ended September 30, 2014 by six percent and our money transfer transaction declined by three percent. Our money transfer fee and other revenue growth for the nine months ended September 30, 2014 was two percent and our money transfer transaction growth was four percent.
On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. We are unable to determine the overall extent of the long-term negative impact of this program to our business. However, the Company's Walmart U.S. to U.S. transactions declined 57 percent and 30 percent for the three and nine months ended September 30, 2014, respectively.

We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. We are monitoring consumer behavior to ensure that we maintain a transaction growth trend. Pricing actions from our competitors may also result in pricing changes for our products and services. On October 31, 2014, as a result of the impact of the Walmart white label money transfer service pricing over the last six months, we introduced lower prices for our money transfer product in the U.S.-to-U.S. market.
On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The first annual monitor report was provided to MoneyGram in November of 2013 and per this report MoneyGram is required to make investments ranging from enhanced systems to more resources deployed in the field. We incurred $3.7 million and $4.6 million of expense directly related to the monitor for the three and nine months ended September 30, 2014, respectively.
2014 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the implementation of the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on self-service revenue.
Our reorganization and restructuring activities are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these activities will be concluded at the end of the 2015 fiscal year. The following figures include Company estimates and are subject to change as the proposed global transformation program continues to be implemented. The Company is estimating to incur $30.0 million to $40.0 million in cash outlays through 2015 and generate an annual estimated pre-tax savings of $15.0 million to $20.0 million exiting fiscal year 2015. For the three and nine months ended September 30, 2014, the Company recorded total reorganization and restructuring expenses of $7.8 million and $17.6 million, respectively.
Our compliance enhancement program is focused on improving our services for the consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. At the beginning of 2014, the Company announced that we expect to make investments totaling $80.0 million to $90.0 million related to the compliance enhancement program over the next three years. For the three and nine months ended September 30, 2014, we incurred $7.1 million and $21.6 million, respectively, of compliance enhancement program expense primarily related to contractor and consultant expense for systems and process redesign.
We believe that our investment in the growth of our self-service revenue channel, which includes MoneyGram Online, mobile, account deposit services, kiosk-based and money transfer options, leaves us well positioned to achieve our goal of generating 15 percent to 20 percent of money transfer revenue from the self-service channel in 2017. For the three and nine months ended September 30, 2014, the self-service channel accounted for eight percent and seven percent, respectively, of money transfer fee and other revenue.
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

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
REVENUE
Fee and other revenue	$355.2	$375.8	(5)%	$1,091.7	$1,075.1	2%
Investment revenue	2.8	7.2	(61)%	13.6	13.5	1%
Total revenue	358.0	383.0	(7)%	1,105.3	1,088.6	2%
OPERATING EXPENSES
Fee and other commissions expense	164.1	178.6	(8)%	506.6	502.5	1%
Investment commissions expense	0.1	0.1	—%	0.3	0.3	—%
Total commissions expense	164.2	178.7	(8)%	506.9	502.8	1%
Compensation and benefits	68.9	66.2	4%	213.6	198.1	8%
Transaction and operations support	81.7	65.4	25%	230.3	179.3	28%
Occupancy, equipment and supplies	13.4	12.1	11%	39.9	37.0	8%
Depreciation and amortization	13.5	12.5	8%	40.2	36.5	10%
Total operating expenses	341.7	334.9	2%	1,030.9	953.7	8%
OPERATING INCOME	16.3	48.1	(66)%	74.4	134.9	(45)%
OTHER (INCOME) EXPENSE
Securities settlements	—	—	—%	(22.4)	—	(100)%
Interest expense	11.6	10.0	16%	32.7	37.3	(12)%
Debt extinguishment costs	—	—	—%	—	45.3	(100)%
Total other expense, net	11.6	10.0	16%	10.3	82.6	(88)%
Income before income taxes	4.7	38.1	(88)%	64.1	52.3	23%
Income tax expense	7.7	15.6	(51)%	2.5	23.3	(89)%
NET (LOSS) INCOME	$(3.0)	$22.5	(113)%	$61.6	$29.0	112%

Fee and Other Revenue and Related Commission Expense
The following summary provides fee and other revenue and related commission expense results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Fee and other revenue	$355.2	$375.8	(5)%	$1,091.7	$1,075.1	2%
Fee and other commissions expense	164.1	178.6	(8)%	506.6	502.5	1%
Fee and other commissions expense as a percent of fee and other revenue	46.2%	47.5%		46.4%	46.7%

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
For the three and nine months ended September 30, 2014, fee and other revenue declined five percent and increased two percent, respectively, when compared to the same periods in 2013. For the three months ended September 30, 2014, the decline in fee and other revenue was primarily driven by lower average face value per transaction and transaction decline in our money transfer product, money order and official check products. For the nine months ended September 30, 2014, the increase in fee and other revenue was driven by transaction growth in our money transfer product, partially offset by lower average face value per transaction. The overall money transfer transaction decline for the quarter was primarily driven by a 57 percent and 30 percent decline in Walmart U.S. to U.S. send transactions for the three and nine months ended September 30, 2014, respectively. Excluding Walmart U.S. to U.S. send transactions, U.S. to U.S. send transaction growth was seven percent and 13 percent, respectively, for the three and nine months ended September 30, 2014.
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
Fee and other commissions expense declined eight percent and increased one percent for the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. For the three months ended September 30, 2014, fee and other commissions expense as a percentage of fee and other revenue decreased from 47.5 percent to 46.2 percent, when compared to the same period in 2013, primarily due to changes in corridor and agent mix, slightly offset by increased signing bonus amortization from our agent expansion and retention efforts. For the nine months ended September 30, 2014, fee and other commissions expense as a percentage of fee and other revenue declined from 46.7 percent to 46.4 percent, when compared to the same period in 2013, primarily due to changes in corridor and agent mix, slightly offset by increased signing bonus amortization from our agent expansion and retention efforts.
Global Funds Transfer Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the three and nine months ended September 30, 2014 and 2013. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Money transfer fee and other revenue	$314.3	$333.6	(6)%	$968.6	$947.6	2%
Bill payment fee and other revenue	25.1	25.8	(3)%	75.2	76.6	(2)%
Global Funds Transfer fee and other revenue	$339.4	$359.4	(6)%	$1,043.8	$1,024.2	2%
Fee and other commissions expense	$163.9	$178.5	(8)%	$506.1	$501.8	1%
For the three months ended September 30, 2014, Global Funds Transfer fee and other revenue decreased $20.0 million, when compared to the same period in 2013. The decrease was driven by money transfer fee and other revenue decline of six percent, primarily due to a three percent transaction decline and lower average face value per transaction slightly offset by favorable movement in foreign currency exchange rates. The money transfer transaction decline includes a 57 percent decline in Walmart U.S.-to-U.S. send transactions. Walmart U.S- to-U.S. revenue versus the prior year declined 60 percent. Excluding U.S.-to-U.S. Walmart transactions, money transfer revenue increased six percent. Bill payment fee and other revenue declined three percent, primarily due to a lower average fee per transaction as a result of industry mix.

For the nine months ended September 30, 2014, Global Funds Transfer fee and other revenue increased $19.6 million, when compared to the same period in 2013. The increase was driven by money transfer fee and other revenue growth of two percent, primarily due to a four percent transaction growth and favorable movement in foreign currency exchange rates, slightly offset by lower average face value per transaction and changes in our corridor mix. Excluding U.S.-to-U.S. Walmart transactions, money transfer revenue increased nine percent. The overall money transfer transaction growth is net of a 30 percent decline in Walmart U.S. to U.S. send transactions. Walmart U.S- to-U.S. revenue versus the prior year declined 30 percent. Bill payment fee and other revenue declined two percent, primarily due to a lower average fee per transaction as a result of industry mix.
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. to U.S.	20%	30%	24%	30%
U.S. Outbound	42%	36%	40%	36%
Non-U.S.	38%	34%	36%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three and nine months ended September 30:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014 vs 2013	2014 vs 2013
Total transactions	(3)%	4%
U.S. to U.S.	(37)%	(16)%
U.S. Outbound	15%	16%
Non-U.S.	8%	10%
For the three months ended September 30, 2014, the U.S. Outbound corridors generated 15 percent transaction growth while accounting for 42 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 17 percent. Non-U.S. transactions accounted for 38 percent of total money transfer transactions and generated eight percent transaction growth. The growth was primarily driven by the Middle East, Africa and Asia Pacific regions. The U.S. to U.S. corridor declined 37 percent and accounted for 20 percent of total money transfer transactions. The decline was primarily driven by a 57 percent decline in Walmart U.S. to U.S transactions, partially offset by seven percent growth in U.S. to U.S. transactions excluding Walmart.
For the nine months ended September 30, 2014, the U.S. Outbound corridors generated 16 percent transaction growth while accounting for 40 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 22 percent. Non-U.S. transactions generated 10 percent transaction growth and accounted for 36 percent of total money transfer transactions. The growth was primarily driven by the Middle East, Africa and Asia Pacific regions. The U.S. to U.S. corridor declined 16 percent and accounted for 24 percent of total money transfer transactions. The decline was primarily driven by a 30 percent decline in Walmart U.S. to U.S transactions, partially offset by 13 percent growth in U.S. to U.S. transactions excluding Walmart.

Money Transfer Fee and Other Revenue
As detailed in the table above and below, for the three months ended September 30, 2014, money transfer fee and other revenue decline was primarily driven by lower average face value per transaction and transaction decline of three percent. Money transfer fee and other revenue growth for the nine months ended September 30, 2014 was primarily driven by transaction growth of four percent, partially offset by a lower average face value per transaction. The following table details the changes in money transfer fee and other revenue from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$333.6	$947.6
Change resulting from:
Money transfer volume (decline) growth	(9.8)	37.9
Average face value per transaction and pricing	(10.1)	(23.5)
Corridor mix	(0.3)	(0.6)
Foreign currency exchange rate	0.9	7.2
For the period ended September 30, 2014	$314.3	$968.6
Bill Payment Fee and Other Revenue
The following table details the changes in bill payment fee and other revenue from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$25.8	$76.6
Change resulting from:
Bill payment volume increase	0.6	0.8
Industry mix	(1.3)	(2.2)
For the period ended September 30, 2014	$25.1	$75.2
For the three and nine months ended September 30, 2014, bill payment fee and other revenue declines were a result of lower average fees due to shifts in industry mix. For the three months ended September 30, 2014, fee and other revenue decreased three percent, or $0.7 million, when compared to the same period in 2013. For the nine months ended September 30, 2014, fee and other revenue decreased two percent, or $1.4 million, when compared to the same period in 2013. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals.

Global Funds Transfer Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$178.5	$501.8
Change resulting from:
Money transfer volumes	(9.8)	6.0
Money transfer commission rates	(7.4)	(11.4)
Bill payment volumes	(0.3)	(0.5)
Bill payment commission rates	0.3	0.7
Signing bonuses	2.4	7.6
Foreign currency exchange rate	0.2	1.9
For the period ended September 30, 2014	$163.9	$506.1
For the three months ended September 30, 2014, fee and other commissions expense as a percentage of fee and other revenue declined to 48.3 percent, from 49.7 percent for the same period in 2013. The decrease was primarily the result of a change in corridor and agent mix impacting commission rates, partially offset by increased signing bonus expense from our agent expansion and retention efforts.
For the nine months ended September 30, 2014, fee and other commissions expense as a percentage of fee and other revenue declined to 48.5 percent, from 49.0 percent for the same period in 2013. The decrease was primarily the result of a change in corridor and agent mix impacting commission rates, partially offset by increased signing bonus expense from our agent expansion and retention efforts.
Financial Paper Products Fee and Other Revenue
The following discussion provides a summary of fee and other revenue for the Financial Paper Product segment for the three and nine months ended September 30, 2014 and 2013. Investment revenue and investment commissions expense is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Money order fee and other revenue	$12.3	$12.5	(2)%	$36.9	$38.6	(4)%
Official check fee and other revenue	3.5	3.9	(10)%	11.0	12.3	(11)%
Financial Paper Product fee and other revenue	$15.8	$16.4	(4)%	$47.9	$50.9	(6)%
Fee and other commissions expense	$0.2	$0.1	100%	$0.5	$0.7	(29)%
For the three months ended September 30, 2014, money order fee and other revenue decreased $0.2 million, or two percent, when compared to the same period in 2013, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $0.4 million, or 10 percent, when compared to the same period in 2013. For the three months ended September 30, 2014 and 2013, commissions expense was $0.2 million and $0.1 million, respectively.
For the nine months ended September 30, 2014, money order fee and other revenue decreased $1.7 million, or four percent, when compared to the same period in 2013, due to volume declines attributed to the attrition of agents and the migration by consumers to other payment methods. As a result of attrition of official check financial institution customers, official check fee and other revenue decreased $1.3 million, or 11 percent, when compared to the same period in 2013. For the nine months ended September 30, 2014 and 2013, commissions expense was $0.5 million and $0.7 million, respectively.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Investment revenue	$2.8	$7.2	(61)%	$13.6	$13.5	1%
Investment commissions expense(1)	0.1	0.1	—%	0.3	0.3	—%
(1) Commissions are generated from the average outstanding cash balances of official checks sold.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received from the sale of official checks and money orders. These cash balances are available to us for investment until the payment instrument is cleared. Investment revenue varies depending on the level of investment balances and the yield on our investments.
For the three months ended September 30, 2014, investment revenue decreased $4.4 million, or 61 percent, when compared to the same period in 2013. The decline is primarily due to a one-time gain on a legacy CDO investment in the prior year.
For the nine months ended September 30, 2014, investment revenue increased $0.1 million, or one percent, when compared to the same period in 2013. The growth is primarily due to a shift in investment allocation to longer term, higher yielding investments, partially offset by one-time gains on legacy investments in the prior year.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three and nine months ended September 30, 2014, investment commissions expense experienced a nominal change when compared to the same periods in 2013.
Operating Expenses
The following table is a summary of the operating expenses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$68.9	19%	$66.2	17%
Transaction and operations support	81.7	23%	65.4	18%
Occupancy, equipment and supplies	13.4	4%	12.1	3%
Depreciation and amortization	13.5	4%	12.5	3%
Total operating expenses	$177.5	50%	$156.2	41%
For the three months ended September 30, 2014, total operating expenses as a percentage of total revenue was 50 percent, an increase from 41 percent for the same period in 2013, primarily due to the expenses incurred as a result of the 2014 Global Transformation Program.

The following table is a summary of the operating expenses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$213.6	19%	$198.1	18%
Transaction and operations support	230.3	21%	179.3	17%
Occupancy, equipment and supplies	39.9	3%	37.0	3%
Depreciation and amortization	40.2	4%	36.5	3%
Total operating expenses	$524.0	47%	$450.9	41%
For the nine months ended September 30, 2014, total operating expenses as a percentage of total revenue was 47 percent, an increase from 41 percent for the same period in 2013, primarily due to the expenses incurred as a result of the 2014 Global Transformation Program.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$66.2	$198.1
Change resulting from:
Reorganization and restructuring costs	4.3	10.3
Compliance enhancement program	0.8	2.7
Salaries, related payroll taxes and incentive compensation	(2.2)	1.5
Impact of change in Euro currency	—	0.6
Employee capitalized software development	—	0.7
Other employee benefits	(0.2)	(0.3)
For the period ended September 30, 2014	$68.9	$213.6
For the three and nine months ended September 30, 2014, compensation and benefits expense increased primarily due to the 2014 Global Transformation Program, including increased costs relating to our reorganization and restructuring activities and our compliance enhancement program. For the three and nine months ended September 30, 2014, costs related to the 2014 Global Transformation Program increased $5.1 million and $14.3 million, respectively. For the nine months ended September 30, 2014, these costs were partially offset by decreased expenses of $1.3 million related to our 2010 Global Transformation Initiative that concluded in 2013. The increase in costs related to the 2014 Global Transformation Program primarily consist of severance costs related to reorganization and restructuring activities and increased headcount for the compliance enhancement program. Salaries, related payroll taxes and incentive compensation decreased in the three months ended September 30, 2014 due to decreased performance incentives. Salaries, related payroll taxes and incentive compensation increased for the nine months ended September 30, 2014 due to increased headcount, ordinary salary increases and changing employee base as we invest in our sales, market development and compliance functions, slightly offset by decreased performance incentives.

Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$65.4	$179.3
Change resulting from:
Compliance enhancement program	6.1	18.1
Contractor, consultant, outsourcing and other professional services	1.8	10.9
Reorganization and restructuring costs	3.3	5.2
Direct monitor costs	2.0	1.1
Marketing costs	(0.6)	2.6
Capital transaction costs	—	2.1
Agent related costs	—	1.8
Impact of change in Euro currency	—	0.4
Telecommunications	(0.5)	0.3
Travel and entertainment	(0.9)	—
Legal expenses	(0.3)	(0.5)
Other	5.4	9.0
For the period ended September 30, 2014	$81.7	$230.3
Transaction and operations support expense increased for the three and nine months ended September 30, 2014 primarily as a result of the expenses associated with the 2014 Global Transformation Program, including increased costs related to our reorganization and restructuring activities and our compliance enhancement program. For the three and nine months ended September 30, 2014, costs for the 2014 Global Transformation Program were $9.4 million and $23.9 million, respectively. For the nine months ended September 30, 2013, the increase in the 2014 Global Transformation Program costs was partially offset by a decrease in expenses of $0.6 million associated with the 2010 Global Transformation Initiative which concluded in 2013. For the three and nine months ended September 30, 2014, the expenses related to the compliance enhancement program increased $6.1 million and $18.1 million, respectively, as we continue to implement compliance enhancement tools and processes. Additionally, we incurred increased expenses for contractors and consultants as we continue to invest in enhancing our current infrastructure as a result of the 2014 Global Transformation Program. Capital transaction costs are related to the underwritten secondary public offering and share repurchase which were completed on April 2, 2014 and the related capital contributions from Investors' payment to Walmart for amounts due under the Participation Agreement. See Note 9 — Stockholders' Deficit for additional disclosure. For the three months ended September 30, 2014, we incurred decreased marketing cost, expenditures related to telecommunication costs and reduced travel and entertainment costs. For the nine months ended September 30, 2014, we incurred increased marketing costs, agent support costs and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth. Other expenses consist of losses related to an agent closure, increased provisions for loss and non-income taxes.

Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expenses include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies. The following is a summary of the change in occupancy, equipment and supplies from 2013 to 2014, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2013	$12.1	$37.0
Change resulting from:
Rent and building operating costs	0.8	1.9
Equipment maintenance	0.1	1.1
Reorganization and restructuring costs	0.2	(1.1)
Compliance enhancement costs	0.2	0.8
Other	—	0.2
For the period ended September 30, 2014	$13.4	$39.9
For the three months ended September 30, 2014, occupancy, equipment and supplies expenses increased as a result of increased rent and building operation costs and equipment maintenance. For the nine months ended September 30, 2014, occupancy, equipment and supplies expenses increased as a result of increased rent and building operation costs and equipment maintenance, partially offset by the reorganization and restructuring costs decrease as we concluded our 2010 Global Transformation Initiative. For the three and nine months ended September 30, 2014, compliance enhancement costs increased due to the 2014 Global Transformation Program.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and nine months ended September 30, 2014, depreciation and amortization increased eight percent, or $1.0 million and 10 percent, or $3.7 million, respectively, when compared to the same period in 2013, primarily driven by higher amortization expense for acquired intangibles and depreciation expense for computer hardware.

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
The following table provides a summary overview of pre-tax operating income and operating margin for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars in millions)	2014	2013		2014	2013
Operating income:
Global Funds Transfer	$15.4	$40.6	$(25.2)	$66.4	$122.5	$(56.1)
Financial Paper Products	5.8	10.5	(4.7)	21.7	25.0	(3.3)
Total segment operating income	21.2	51.1	(29.9)	88.1	147.5	(59.4)
Other	(4.9)	(3.0)	(1.9)	(13.7)	(12.6)	(1.1)
Total operating income	16.3	48.1	(31.8)	74.4	134.9	(60.5)
Securities settlements	—	—	—	(22.4)	—	(22.4)
Interest expense	11.6	10.0	1.6	32.7	37.3	(4.6)
Debt extinguishment costs	—	—	—	—	45.3	(45.3)
Income before income taxes	$4.7	$38.1	$(33.4)	$64.1	$52.3	$11.8

Total operating margin	4.6%	12.6%		6.7%	12.4%
Global Funds Transfer	4.5%	11.3%		6.4%	12.0%
Financial Paper Products	31.4%	45.1%		35.4%	39.4%
For the three months ended September 30, 2014, the Company experienced a decline in total operating income and operating margin when compared to the same periods in 2013, primarily as a result of a decline in money transfer product revenue and the increased expenses related to the 2014 Global Transformation Program. For the three months ended September 30, 2014, total operating income was $16.3 million, a decrease from $48.1 million for the same period in 2013. The decline was primarily driven by a decrease in money transfer revenue of $19.3 million, a $7.1 million increase in compliance enhancement program costs and a $7.8 million increase in reorganization and restructuring costs.
For the nine months ended September 30, 2014, the Company experienced a decline in total operating income and operating margin when compared to the same periods in 2013, primarily as a result of the increased expenses related to the 2014 Global Transformation Program. For the nine months ended September 30, 2014, total operating income was $74.4 million, a decrease from $134.9 million for the same period in 2013. The decline was primarily driven by a $21.6 million increase in compliance enhancement program costs, a $14.4 million increase in reorganization and restructuring costs and $10.9 million increased expenses for contractors and consultants as we continue to invest in enhancing our current infrastructure.

Other (Income) Expenses
Securities Settlements
The Company recorded $22.4 million of securities settlements for the nine months ended September 30, 2014 related to certain securities previously written down to a nominal fair value. See Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Interest Expense
As a result of higher average debt balances incurred in connection with the First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") dated April 2, 2014, interest expense increased $1.6 million, or 16 percent, for the three months ended September 30, 2014, when compared to the same period in 2013. See Note 7 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
As a result of lower interest rates from the 2013 Credit Agreement (defined below) and Note Repurchase (defined below), interest expense decreased $4.6 million, or 12 percent, for the nine months ended September 30, 2014, when compared to the same period in 2013.
Debt Extinguishment Costs
The Company did not record debt extinguishment costs for the three and nine months ended September 30, 2014. In connection with the Company's entry into an Amended and Restated Credit Agreement (the "2013 Credit Agreement"), the Company repaid in full all outstanding indebtedness and terminated all of the commitments under the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto (the "2011 Credit Agreement"). The Company also purchased all of the outstanding 13.25% senior secured second lien notes due 2018 of MoneyGram Payment Systems Worldwide, Inc. (the "Note Repurchase"). In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, the Company recognized debt extinguishment costs of $45.3 million in the first quarter of 2013.
Income Taxes
For the three months ended September 30, 2014, the Company had $7.7 million of income tax expense on a pre-tax loss of $4.7 million. For the nine months ended September 30, 2014, the Company had $2.5 million of income tax expense on pre-tax income of $64.1 million. The income tax expense in the three months ended September 30, 2014 included the reversal of tax benefits on canceled stock options whereas the income tax expense in the nine months ended September 30, 2014 included reductions of uncertain tax positions of prior years which were partially offset by the reversal of tax benefits on canceled stock options and tax on investment security settlements.
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

Although we believe that EBITDA and Adjusted EBITDA enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an exclusive alternative to accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2014	2013	Change	2014	2013	Change
Income before income taxes	$4.7	$38.1	$(33.4)	$64.1	$52.3	$11.8
Interest expense	11.6	10.0	1.6	32.7	37.3	(4.6)
Depreciation and amortization	13.5	12.5	1.0	40.2	36.5	3.7
Amortization of agent signing bonuses	14.7	12.0	2.7	39.2	30.8	8.4
EBITDA	44.5	72.6	(28.1)	176.2	156.9	19.3
Significant items impacting EBITDA:
Securities settlements	—	—	—	(22.4)	—	(22.4)
Compliance enhancement program	7.1	—	7.1	21.6	—	21.6
Reorganization and restructuring costs (1)	7.8	—	7.8	17.6	3.2	14.4
Stock-based and contingent performance compensation (2)	4.5	3.7	0.8	13.3	10.1	3.2
Direct monitor costs (3)	3.7	—	3.7	4.6	—	4.6
Loss related to agent closure	3.5	—	3.5	3.5	—	3.5
Capital transaction costs (4)	—	—	—	2.1	—	2.1
Legal expenses (5)	0.9	0.2	0.7	1.5	2.1	(0.6)
Debt extinguishment (6)	—	—	—	—	45.3	(45.3)
Severance and related costs	—	—	—	—	1.5	(1.5)
Adjusted EBITDA	$72.0	$76.5	$(4.5)	$218.0	$219.1	$(1.1)
(1) Reorganization and restructuring costs in 2014 relate to the 2014 Global Transformation Program whereas costs in 2013 relate to the 2010 Global Transformation Initiative.
(2) Stock-based compensation and one-time contingent performance award payable after three years based on achievement of certain performance targets.
(3) Direct compliance monitor expenses were not an adjusted item in 2013 but are adjusted in 2014 going forward. The direct compliance monitor expenses were $1.7 million and $3.5 million for the three and nine months ended September 30, 2013, respectively.
(4) Professional and legal fees incurred for the April 2, 2014 debt and equity transactions, subsequent shelf registration and capital contributions from investors' payment to Walmart for the Participation Agreement.
(5) Legal expenses are in connection with the settlement related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation, the IRS tax litigation and other matters.
(6) Debt extinguishment costs in connection with the 2013 Credit Agreement and Note Repurchase.
For the three months ended September 30, 2014, EBITDA has been adjusted for the 2014 Global Transformation Program, which consists of: $7.1 million for the compliance enhancement program and $7.8 million for reorganization and restructuring costs. In addition, EBITDA has been adjusted for $3.7 million of direct monitor costs.
For the nine months ended September 30, 2014, EBITDA has been adjusted for the $22.4 million of securities settlements and the 2014 Global Transformation Program, which consists of: $21.6 million for the compliance enhancement program and $17.6 million for reorganization and restructuring costs. In addition, EBITDA has been adjusted for $4.6 million of direct monitor costs. For the nine months ended September 30, 2013, EBITDA was adjusted for debt extinguishment costs in connection with the 2013 Credit Agreement of $45.3 million.
For the three months ended September 30, 2014, the Company generated EBITDA of $44.5 million and Adjusted EBITDA of $72.0 million. When compared to the same period in 2013, EBITDA decreased $28.1 million, or 39 percent, primarily due to the costs incurred for the 2014 Global Transformation Program. When compared to the same period in 2013, Adjusted EBITDA decreased $4.5 million, or six percent, as a result of money transfer revenue decline.
For the nine months ended September 30, 2014, the Company generated EBITDA of $176.2 million and Adjusted EBITDA of $218.0 million. When compared to the same period in 2013, EBITDA increased $19.3 million, or 12 percent, primarily due to the $45.3 million debt extinguishment costs incurred in 2013, the $22.4 million of securities settlements in 2014 and the year to date growth of the money transfer product, which were partially offset by the costs incurred for the 2014 Global Transformation Program and $2.1 million of capital transaction costs as a result of the April 2, 2014 equity transactions. When compared to the same period in 2013, Adjusted EBITDA decreased $1.1 million, or one percent, as a result of a decline in average face value per transaction and an increase in expenses for contractors and consultants, partially offset by an increase in money transfer transactions.

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
Assets in Excess of Payment Service Obligations
The following table shows the components of our assets in excess of payment service obligations at September 30, 2014 and December 31, 2013:

(Amounts in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents (substantially restricted)	$1,942.2	$2,228.5
Receivables, net (substantially restricted)	753.9	767.7
Interest-bearing investments (substantially restricted)	1,092.4	1,011.6
Available-for-sale investments (substantially restricted)	29.9	48.1
	3,818.4	4,055.9
Payment service obligations	(3,497.7)	(3,737.1)
Assets in excess of payment service obligations	$320.7	$318.8
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
Cash and Cash Equivalents and Interest-bearing Investments (substantially restricted)
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, or Moody’s, and A- or better by Standard & Poors, or S&P, and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of September 30, 2014, cash and cash equivalents and interest-bearing investments totaled $3.0 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments (substantially restricted)
Our investment portfolio includes $29.9 million of available-for-sale investments as of September 30, 2014. U.S. government agency residential mortgage-backed securities compose $15.6 million of our available-for-sale investments, while other asset-backed securities compose the remaining $14.3 million.

Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure. The following is a summary of principal payments and debt issuance from January 1, 2012 to September 30, 2014:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Term loan	Incremental term loan	Revolving facility	Term loan	Revolving facility	Tranche B-1 Term Loan Facility	2018 Notes	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$—	$—	$—	$325.0	$814.6
2012 payments	—	(1.5)	—	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	850.0	—	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(6.4)	—	—	(325.0)	(819.5)
2014 new debt issued	—	—	—	—	—	130.0	—	130.0
2014 payments	—	—	—	(7.0)	—	—	—	(7.0)
Balance at September 30, 2014	$—	$—	$—	$836.6	$—	$130.0	$—	$966.6
Our revolving credit facility has $149.6 million of borrowing capacity as of September 30, 2014, net of $0.4 million of outstanding letters of credit. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure.
The 2013 Credit Agreement contains various financial and non-financial covenants. At September 30, 2014, the Company was in compliance with its financial covenants; please see Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure relating to the financial covenants.
On April 2, 2014, we entered into the Incremental Agreement, which provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (c) certain other amendments to the 2013 Credit Agreement further described in Note 7 — Debt of the Notes to Consolidated Financial Statements. We do not believe the Incremental Agreement will have an impact on our ability to comply with our various financial and non-financial covenants.
Credit Ratings
As of September 30, 2014, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2013. If changes to our credit ratings occur, the terms of our credit facilities, regulatory capital requirements and other obligations will not be impacted.
Regulatory Financial Requirements
We were in compliance with all financial regulatory requirements as of September 30, 2014. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Sources and Requirements
Contractual Obligations
The following table includes information about the Company's contractual obligations in connection with the 2013 Credit Agreement and obligations under agent agreements as of September 30, 2014:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,189.4	$51.3	$101.4	$99.7	$937.0
Signing bonuses	126.1	53.2	61.5	9.4	2.0

Other Funding Requirements
The Company’s consolidated income tax returns for fiscal years 2005-2009 were under examination by the Internal Revenue Service, or the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. As of September 30, 2014, the IRS and the Company reached a partial settlement on $186.9 million of deductions in dispute. If the Company's positions are rejected with respect to such remaining adjustments, the Company would be required to make cash payments of approximately $80.4 million based on benefits taken and taxable income earned through September 30, 2014.
Other Funding Sources
On June 26, 2014, the Company filed a registration statement using a shelf registration process. Under this shelf registration process, the Company may sell certain debt and equity securities in one or more offerings up to a total dollar amount of $500.0 million.
Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Net (loss) income	$(3.0)	$22.5	$61.6	$29.0
Total adjustments to reconcile net income	30.9	44.6	57.7	99.3
Net cash provided by operating activities before changes in payment service assets and obligations	27.9	67.1	119.3	128.3
Change in cash and cash equivalents (substantially restricted)	104.3	(20.0)	286.3	460.8
Change in receivables, net (substantially restricted)	183.3	214.9	6.0	237.9
Change in payment service obligations	(176.5)	(211.5)	(239.4)	(310.5)
Net change in payment service assets and obligations	111.1	(16.6)	52.9	388.2
Net cash provided by operating activities	$139.0	$50.5	$172.2	$516.5
For the three and nine months ended September 30, 2014, operating activities generated net cash of $139.0 million and $172.2 million, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $27.9 million and $119.3 million, respectively. Changes in our payment service assets and obligations generated $111.1 million and $52.9 million, respectively, of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as changes in the composition of our investment portfolio.
For the three and nine months ended September 30, 2013, operating activities generated net cash of $50.5 million and $516.5 million, respectively. Our net cash provided by operating activities before changes in payment service assets and obligations was $67.1 million and $128.3 million, respectively. Changes in our payment service assets and obligations utilized $16.6 million and generated $388.2 million, respectively, of operating cash flows from the timing of collection and settlement of our payment service assets and obligations, as well as the changes in the composition of our investment portfolio.
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

Cash Flows from Investing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Net investment activity	$(90.9)	$(34.9)	$(72.4)	$(476.9)
Purchases of property and equipment	(25.2)	(10.8)	(64.7)	(37.2)
Proceeds from disposals of property and equipment	0.2	0.2	0.4	0.5
Cash paid for acquisitions, net of cash acquired	(11.5)	(3.2)	(11.5)	(3.2)
Net cash used in investing activities	$(127.4)	$(48.7)	$(148.2)	$(516.8)
For the three months ended September 30, 2014, investing activities utilized cash of $127.4 million, primarily from net investment activity of $90.9 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $25.2 million for capital expenditures primarily due to the 2014 Global Transformation Program and normal operations. For the nine months ended September 30, 2014, investing activities utilized cash of $148.2 million, primarily from net investment activity of $72.4 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $64.7 million for capital expenditures primarily due to the 2014 Global Transformation Program and normal operations.
For the three months ended September 30, 2013, investing activities utilized cash of $48.7 million, primarily from net investment activity of $34.9 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $10.8 million for capital expenditures. For the nine months ended September 30, 2013, investing activities utilized cash of $516.8 million, primarily from net investment activity of $476.9 million, which is related to purchases and sales of investments, net of investment maturities and settlements. We also utilized $37.2 million for capital expenditures.
Cash Flows from Financing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2014	2013	2014	2013
Proceeds from issuance of debt	$—	$—	$129.8	$850.0
Transaction costs for issuance and amendment of debt	—	—	(5.1)	(11.8)
Principal payments on debt	(2.5)	(2.2)	(7.0)	(817.4)
Prepayment penalty	—	—	—	(21.5)
Proceeds from exercise of stock options	—	0.4	0.4	1.0
Stock repurchase	(9.1)	—	(142.1)	—
Net cash (used in) provided by financing activities	$(11.6)	$(1.8)	$(24.0)	$0.3
For the three months ended September 30, 2014, financing activities utilized cash of $11.6 million primarily associated with the stock repurchase program. For the nine months ended September 30, 2014, financing activities utilized cash of $24.0 million primarily associated with the transaction costs for the issuance and amendment of debt and the principal payments on debt. The proceeds from the debt issuance were used to fund the stock repurchase. For the three and nine months ended September 30, 2013, financing activities utilized cash of $1.8 million and generated cash of $0.3 million, respectively, associated with the 2013 Credit Agreement.

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
Although we believe that Adjusted Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2014	2013	Change	2014	2013	Change
Income before income taxes	$4.7	$38.1	$(33.4)	$64.1	$52.3	$11.8
Interest expense	11.6	10.0	1.6	32.7	37.3	(4.6)
Depreciation and amortization	13.5	12.5	1.0	40.2	36.5	3.7
Amortization of agent signing bonuses	14.7	12.0	2.7	39.2	30.8	8.4
EBITDA (1)	44.5	72.6	(28.1)	176.2	156.9	19.3
Significant items impacting EBITDA:
Securities settlements	—	—	—	(22.4)	—	(22.4)
Compliance enhancement program	7.1	—	7.1	21.6	—	21.6
Reorganization and restructuring costs	7.8	—	7.8	17.6	3.2	14.4
Stock-based and contingent performance compensation	4.5	3.7	0.8	13.3	10.1	3.2
Direct monitor costs	3.7	—	3.7	4.6	—	4.6
Loss related to agent closure	3.5	—	3.5	3.5	—	3.5
Capital transaction costs	—	—	—	2.1	—	2.1
Legal expenses	0.9	0.2	0.7	1.5	2.1	(0.6)
Debt extinguishment	—	—	—	—	45.3	(45.3)
Severance and related costs	—	—	—	—	1.5	(1.5)
Adjusted EBITDA (1)	$72.0	$76.5	$(4.5)	$218.0	$219.1	$(1.1)

Cash interest expense	(10.7)	(9.6)	(1.1)	(30.4)	(34.6)	4.2
Cash tax expense	(4.5)	—	(4.5)	(4.9)	(0.2)	(4.7)
Cash payments for capital expenditures	(25.2)	(10.8)	(14.4)	(64.7)	(37.2)	(27.5)
Cash payments for agent signing bonuses	(23.4)	(8.8)	(14.6)	(32.9)	(19.0)	(13.9)
Adjusted Free Cash Flow	$8.2	$47.3	$(39.1)	$85.1	$128.1	$(43.0)
(1) See "EBITDA and Adjusted EBITDA" section of this MD&A for the descriptions of the adjustments to arrive at these measures.
For the three months ended September 30, 2014, Adjusted Free Cash Flow was $8.2 million, a decrease of $39.1 million, or 83 percent, when compared to the same period in 2013. The decrease was primarily driven by increased agent signing bonus payments of $14.6 million, which resulted from the timing of certain payments, increased payments for capital expenditures of $14.4 million and increased tax expense payments of $4.5 million.
For the nine months ended September 30, 2014, Adjusted Free Cash Flow was $85.1 million, a decrease of $43.0 million, or 34 percent, when compared to the same period in 2013. The decrease was primarily driven by increased agent signing bonus payments of $13.9 million, which resulted from the timing of certain payments, increased payments for capital expenditures of $27.5 million and increased tax expense payments of $4.7 million, partially offset by a $4.2 million reduction of cash paid for interest as a result of the 2013 Credit Agreement.

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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2014. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

•	the impact of our new U.S.-to-U.S. pricing strategy;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations;

•	litigation involving us or our agents, including the outcome of ongoing investigations by several state governments, which could result in material settlements, fines or penalties;

•	possible uncertainties relating to compliance with and the impact of the DPA on our reputation and business;

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

•
the risks and uncertainties described in the “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and the "Risk Factors" section in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission from time to time.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“DCP”) (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). DCP are controls and other procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include, without limitation, controls and procedures designed to ensure that information that the Company is required to disclose in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s DCP were not effective due to the material weakness in internal controls over financial reporting (“ICFR”) (as defined in Rules 13a-15(f) of the Exchange Act) described below.
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
Our management has determined that there were no material misstatements in the Company’s annual or interim consolidated financial statements and that this material weakness therefore did not require any adjustments to those financial statements. The Company will also file an amendment to its Annual Report on Form 10-K for 2013 to reflect this conclusion, in Item 8 (Financial Statements and Supplementary Data) and Item 9A (Controls and Procedures), regarding the effectiveness of the Company’s internal controls as of December 31, 2013.
In response to the identified material weakness, the Company’s management conducted remediation procedures through November 11, 2014 and has taken specific actions to address such material weakness. The enhancements to the design and operation of the controls include the following:

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
Therefore, while as of the Evaluation Date the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s DCP and based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the above mentioned material weakness. Subsequent to the end of the period but before the filing of this Form 10-Q the CEO and the CFO have concluded that the material weakness identified above had been remediated.
Changes in Internal Control over Financial Reporting - Other than those described above, there were no changes in the Company’s ICFR during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as updated in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, there has been no material change in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. During the three months ended September 30, 2014, the Company repurchased 642,700 common shares, and as of September 30, 2014, the Company had repurchased 7,437,717 common shares under the terms of the repurchase authorization.
The following table presents a summary of share repurchases made by the Company during the three months ended September 30, 2014 under the repurchase authorization.

Period (Amounts in millions, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2014 - July 31, 2014	—	—	—	5,204,983
August 1, 2014 - August 31, 2014	410,000	$14.11	410,000	4,794,983
September 1, 2014 - September 30, 2014	232,700	$14.13	232,700	4,562,283
Total	642,700	$14.12	642,700
On April 2, 2014, the Company repurchased 8,185,092 common shares from affiliates and co-investors of Thomas H. Lee Partners, L.P. at a price of $16.25 per share. These repurchases are separate from, and do not affect, the Company's repurchase program described above.

ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 12, 2014	By:	/s/ W. ALEXANDER HOLMES
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
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and 2013; (v) Consolidated Statement of Stockholders' Deficit as of September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.