Form 10-K
period 2014-12-31
MONEYGRAM INTERNATIONAL INC
filed 2015-03-03
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
 Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $584.2 million.
53,188,905 shares of common stock were outstanding as of March 2, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a leading global money transfer and payment services company. We provide convenient, affordable and reliable money transfer and payment services. Our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that roughly half of the world's adult population, or 2.5 billion people, are unbanked. As an alternative financial services provider, we provide these consumers with essential services to help them meet the financial demands of their daily lives. Many of our customers utilize traditional banking services but prefer to use our services based on convenience, cost or to make urgent payments or transfers.
Our offerings include money transfers, bill payment services, money order services and official check processing. Our money transfer services are our primary revenue driver. Money transfers are movements of funds between consumers from the origination or "send" location and the designated "receive" location. MoneyGram earns revenue from the fees paid by the consumers sending the funds and from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We share a significant portion of that fee with both the sending and receiving agents. We also earn bill payment services revenues primarily from transaction fees charged to consumers for each transaction completed. Additionally, we earn revenue from the sale of our money order and official check products and generate revenue from the investment of funds underlying outstanding official checks and money orders.
Our money transfer services enable our consumers to send and receive funds around the world through our extensive global network of locations primarily operated by third-party businesses ("agents"), and Company-operated retail locations. Operating in more than 200 countries and territories, we have nearly doubled our network since 2009 to approximately 350,000 locations. Historically, we operated one primary customer care center in the U.S., with regional support centers providing ancillary services and additional call center services in various countries. In the fourth quarter of 2014, we began transitioning the primary customer care center to Warsaw, Poland. We provide call center services 24 hours per day, 365 days per year and provide customer service in 27 languages.
The MoneyGram® brand is recognized throughout the world. We use various trademarks and service marks in our business, including, but not limited, to MoneyGram, the Globe design logo, MoneyGram Bringing You Closer, ExpressPayment, MoneyGram xpress, Moneygrado, FormFree, AgentWorks, Agent Connect, Delta, PrimeLink and MGiAlloy, some of which are registered in the U.S. and other countries. This document also contains trademarks and service marks of other businesses that are the property of their respective holders and are used herein solely for identification purposes. We have omitted the ® and TM designations, as applicable, for the trademarks we reference.
The Company utilizes specific terms related to our business throughout this document, including the following:
Corridor — With regard to a money transfer transaction, the originating "send" location and the designated "receive" location are referred to as a corridor.
Corridor mix — The relative impact of increases or decreases in money transfer transactions in each available corridor versus the comparative prior period.
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

History and Development
We conduct our business primarily through our wholly-owned subsidiary, MoneyGram Payment Systems, Inc. ("MPSI") under the MoneyGram brand. The Company was incorporated in Delaware on December 18, 2003 in connection with the June 30, 2004 spin-off from our former parent company, Viad Corporation. Through the Company's predecessors, we have been in operation for over 70 years. Our principal executive offices are located at 2828 N. Harwood Street, Suite 1500, Dallas, Texas 75201 and our telephone number is (214) 999-7552. Our website address is corporate.moneygram.com. The information on our website is not part of this Annual Report on Form 10-K.
In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, referred to herein as the 2008 Recapitalization. The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. ("THL"), and affiliates of Goldman, Sachs & Co. ("Goldman Sachs") (collectively with THL, the "Investors") in a private placement of Series B Participating Convertible Preferred Stock of the Company (the "B Stock"), and Series B-1 Participating Convertible Preferred Stock of the Company (the "B-1 Stock") and collectively with the B Stock (the "Series B Stock") for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of additional shares of the B-1 Stock.
In May 2011, we completed a second recapitalization, referred to herein as the 2011 Recapitalization. Pursuant to the 2011 Recapitalization, (i) THL, as the holder of all of the B Stock, converted all of the shares of B Stock into shares of our common stock in accordance with the Certificate of Designations, Preferences and Rights of Series B Participating Convertible Preferred Stock of MoneyGram International, Inc., (ii) Goldman Sachs, as the holder of all of the B-1 Stock, converted all of the shares of B-1 Stock into shares of Series D Participating Convertible Preferred Stock of the Company (the "D Stock") in accordance with the Certificate of Designations, Preferences and Rights of Series B-1 Participating Convertible Preferred Stock of MoneyGram International, Inc., and (iii) THL received approximately 3.5 million additional shares of our common stock and $140.8 million in cash, and Goldman Sachs received 15,503 additional shares of D Stock and $77.5 million in cash.
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
2014 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the 2014 Global Transformation Program, which consists of three key components: our compliance enhancement program, our reorganization and restructuring program and growth in self-service revenue.
Our compliance enhancement program is focused on creating industry-leading compliance platforms, processes and systems for consumers and completing the programs required under our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the United States Department of Justice ("U.S. DOJ") (collectively with MDPA, "MDPA/U.S. DOJ"). At the beginning of 2014, the Company announced that it expects to make investments totaling $80.0 million to $90.0 million related to the compliance enhancement program through 2016. For the year ended December 31, 2014, we incurred $49.0 million of compliance enhancement program expenditures primarily related to hardware and software additions as well as independent contractor and consultant expense for systems and process redesign.
Our reorganization and restructuring activities are focused on facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. For the year ended December 31, 2014, we did not early terminate any leases. See our "Properties" section in Item 2 of this Annual Report on Form 10-K for additional information related to our leases. The Company projects that these activities will be concluded at the end of the 2015 fiscal year. The following figures include Company estimates and are subject to change as the proposed reorganization and restructuring program continues to be implemented. The Company is estimating to incur $40.0 million in expenditures through 2015 and generate an annual estimated pre-tax savings of $20.0 million exiting fiscal year 2015. For the year ended December 31, 2014, the Company recorded total reorganization and restructuring expenses of $30.5 million.
We believe that our investment in innovative products and services, particularly self-service solutions such as MoneyGram Online, mobile, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. For the year ended December 31, 2014, the self-service channel accounted for eight percent of money transfer fee and other revenue and 10 percent of total money transfer transactions.

2014 Incremental Agreement and Secondary Public Offering — On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the senior secured five-year revolving credit facility (the "Revolving Credit Facility") under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the Amended and Restated Credit Agreement, which the Company entered into with BOA and various other lenders in March 2013 (the "2013 Credit Agreement") including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the facility for share repurchases exclusively from THL and Goldman Sachs. The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL, discussed below, reducing the remaining limit for such purchases to $170.0 million.
On April 2, 2014, the Company completed an underwritten secondary public offering by affiliates and co-investors of the Investors of an aggregate of 9,200,000 shares of the Company’s common stock. As part of the transaction, the affiliates of Goldman Sachs converted an aggregate of 37,957 shares of D Stock to 4,744,696 shares of common stock, which were sold as part of the transaction. The selling stockholders received all of the proceeds from the offering. Also on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share.
Business Acquisitions — During 2014, the Company acquired the assets of Nexxo Financial Corporation ("Nexxo"), which included kiosk and point-of-entry developed technology. Additionally, the Company acquired MTI Money Transfer Ltd ("MTI"), whose primary assets included agent contractual relationships. See Note 4 — Acquisitions of the Notes to the Consolidated Financial Statements for additional disclosure related to the acquisitions.
Competition — On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. This program limits consumer transfers to $900 per transaction. We are unable to determine the overall extent of the long-term negative impact of this program to our business. However, the Company's Walmart U.S. to U.S. transactions declined 37 percent for the year ended December 31, 2014. On October 31, 2014, we introduced lower prices for our money transfer product in the U.S. to U.S. market and, as a result, have seen improvements including a reduction in the decline of transactions over $50 and an increase in principal per transaction.
Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2014	2013	2012
Global Funds Transfer
Money transfer	87.6%	87.3%	85.7%
Bill payment	6.9%	6.9%	7.9%
Financial Paper Products
Money order	3.7%	3.7%	4.3%
Official check	1.8%	2.0%	2.0%
Other	—%	0.1%	0.1%
Total revenue	100.0%	100.0%	100.0%
See Note 16 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2014, 2013 and 2012, our 10 largest agents accounted for 39 percent, 43 percent and 44 percent, respectively, of our total company fee and investment revenue and 41 percent, 44 percent and 46 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment. Walmart is our only agent that accounts for more than 10 percent of our total company fee and investment revenue. In 2014, 2013 and 2012, Walmart accounted for 22 percent, 27 percent and 28 percent, respectively, of our total company fee and investment revenue, and 23 percent, 28 percent and 30 percent, respectively, of the fee and investment revenue of our Global Funds Transfer segment.

Global Funds Transfer Segment
The Global Funds Transfer segment is our primary revenue driver, providing money transfer services and bill payment services primarily to unbanked and underbanked consumers. We utilize a variety of proprietary point-of-sale platforms, including AgentConnect, which is integrated into an agent’s point-of-sale system, DeltaWorks and Delta T3, which are separate software and stand-alone device platforms, and MoneyGram Online.
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2014, 2013 and 2012, sends originated outside of the U.S. generated 41 percent, 40 percent and 38 percent, respectively, of our total company revenue, and 43 percent, 42 percent and 41 percent, respectively, of our total Global Funds Transfer segment revenue. In 2014, our Global Funds Transfer segment had total revenue of $1,374.6 million.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store or full-service kiosk or via our online platform, typically only the receiving agent earns a commission.
In certain countries, we have multi-currency technology that allows consumers to choose a currency when initiating or receiving a money transfer. The currency choice typically consists of local currency, U.S. dollars and/or euros. These capabilities allow consumers to know the amount that will be received in the selected currency.
The majority of our remittances constitute transactions in which cash is collected by one of our agents and funds are available for pick-up at another agent location. Typically, the designated recipient may receive the transferred funds within 10 minutes at any MoneyGram agent location. In select countries, the designated recipient may also receive the transferred funds via a deposit to the recipient’s bank account, mobile phone account or prepaid card. Through our online product offerings, consumers can remit funds from a bank account, credit card or debit card.
We offer a variety of services to provide the best consumer experience possible at our agent locations. We offer full-service and transaction-staging kiosks at select agent locations around the world. Through our FormFree service, consumers are directed to one of our customer care centers, and a representative collects transaction information, entering it directly via phone into our central data processing system. Our MoneyGram xpress product enables consumers to pay for money transfers at a MoneyGram agent location, and provide the information necessary to complete the money transfer when and where it is convenient for them, via phone or any internet-enabled device.
We offer our money transfer services on the internet via our MoneyGram Online service in the U.S., United Kingdom, Germany and through affiliate websites. Through our MoneyGram Online service, consumers have the ability to send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide through a debit or credit card or, in certain cases, funding with a U.S. checking account. MoneyGram Online money transfer transactions grew 34 percent and revenue grew 26 percent in 2014 over the prior year.
We offer our money transfer services via virtual agents allowing our consumers to send international transfers conveniently from a website or their mobile phone in over 10 countries. We continue to expand our money transfer services to consumers through the addition of full-service and transaction-staging kiosks, ATMs, prepaid cards and direct-to-bank account products in various markets around the world.

In 2014, we added nearly 14,000 locations, bringing our global money transfer agent network to approximately 350,000 locations. The following table is a summary of our money transfer agent locations by geographic area as of December 31:

	2014	2013	2014 vs 2013	2014 vs 2013
			(growth)	(%)
Latin America, excluding Mexico	23,000	22,000	1,000	5%
Mexico	17,000	16,000	1,000	6%
U.S. and Canada	56,000	55,000	1,000	2%
Western Europe	47,000	49,000	(2,000)	(4)%
Eastern Europe	65,000	64,000	1,000	2%
Indian subcontinent	66,000	60,000	6,000	10%
Asia Pacific	44,000	41,000	3,000	7%
Africa	26,000	23,000	3,000	13%
Middle East	6,000	6,000	—	—%
Total agent locations	350,000	336,000	14,000	4%

Our agent network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although these sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Bill Payment Services — We earn our bill payment revenues primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent and Company-operated locations in the U.S., Canada, Puerto Rico, and at certain agent locations in select Caribbean and European countries.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location or through MoneyGram Online with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. We offer over 13,000 payment options to billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 400 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
Marketing — We have global marketing and product management teams located in multiple geographical regions. We employ a strategy of developing products and marketing campaigns that are global, yet can be tailored to address our consumer base and local needs. A key component of our marketing efforts is our global branding. We use a marketing mix to support our brand, which includes traditional, digital and social media, point-of-sale materials, signage at our agent locations, targeted marketing campaigns, seasonal campaigns and sponsorships.
Sales — Our sales teams are organized by geographic area, product and delivery channel. We have dedicated teams that focus on developing our agent and biller networks to enhance the reach of our money transfer and bill payment products. Our agent requirements vary depending upon the type of outlet, location and compliance and regulatory requirements. Our sales teams and strategic partnership teams continue to improve our agent relationships and overall network strength with a goal of providing the optimal agent and consumer experience.
Competition — While the market for our money transfer and bill payment services continues to be very competitive, we remain the second largest global money transfer service company in the world based on total face value of remittances in 2014. The World Bank estimates that by 2015 cross-border remittances will exceed $600 billion. We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.

Our competitors include a small number of large money transfer and bill payment providers, financial institutions and banks, and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the money transfer industry is the Western Union Company ("Western Union") which also competes with our bill payment services and money order businesses. On April 17, 2014, Walmart announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. See our "Management's Discussion and Analysis - Overview" section in Item 7 of this Annual Report on Form 10-K for additional disclosure. We will encounter increasing competition as new technologies emerge that allow consumers to send and receive money through a variety of channels, but we continue to be an innovator in the industry by diversifying our core money transfer business through new channels, such as online, mobile, kiosk and other self-service offerings.
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our retail agents and financial institutions located throughout the U.S. and Puerto Rico, and provides official check outsourcing services for financial institutions across the U.S.
In 2014, our Financial Paper Products segment generated revenues of $80.3 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than eight days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain large retail and financial institution agents in the U.S. As of December 31, 2014, we issued money orders through our network of approximately 50,000 agent and financial institution locations in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. As with money orders, we generate revenue from our official check outsourcing services for U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than four days. As of December 31, 2014, we provided official check outsourcing services through approximately 1,000 financial institutions at approximately 7,000 branch bank locations.
Marketing — We employ a wide range of marketing methods. A key component of our marketing efforts is our global branding. We use a marketing mix to support our brand, which includes traditional, digital and social media, point of sale materials, signage at our agent locations and targeted marketing campaigns. Official checks are financial institution branded, and therefore, all marketing to this segment is business to business.
Sales — Our sales teams are organized by product and delivery channel. We have dedicated teams that focus on developing our agent and financial institution networks to enhance the reach of our official check and money order products. Our agent requirements vary depending upon the type of outlet or location, and our sales teams continue to improve and strengthen our agent relationships with a goal of providing the optimal agent and consumer experience.
Competition — Our money order competitors include a small number of large money order, regional and niche money order providers. Our largest competitors in the money order industry are Western Union and the U.S. Postal Service. We generally compete for money order agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money order consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
Official check competitors include financial institution solution providers, such as core data processors and corporate credit unions. We generally compete against a financial institution’s desire to perform these processes in-house with support from these types of organizations. We compete for official check customers on the basis of value, service, quality, technical and operational differences, price and commission.

Regulation
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"); money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs in light of the most recent legal and regulatory changes. We also launched the compliance enhancement program in 2014 to enhance our systems and processes.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA, and the U.S. DOJ, relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a deferred prosecution agreement ("DPA") with the MDPA and U.S. DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100.0 million that is available as restitution to victims of the consumer fraud scams perpetrated through MoneyGram agents. In the first quarter of 2013, Aaron Marcu, a litigation partner with Freshfields Bruckhaus Deringer, LLP in New York and head of its global financial institutions litigation group, was selected as our compliance monitor pursuant to a requirement of our settlement with the MDPA and the U.S. DOJ. We have received two annual reports from the compliance monitor, and we continue to make investments in various areas related to our compliance systems and operations in order to comply with the requirements contained in the DPA and recommendations of the compliance monitor.
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
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in light of the most current legal requirements.
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

Money Transfer and Payment Instrument Licensing — Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. We are also subject to licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
Escheatment Regulations — Unclaimed property laws of every state, the District of Columbia, Puerto Rico and the U.S. Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also may have unclaimed property laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business.
Privacy Regulations and Data Sharing Requests — In the ordinary course of business we collect certain types of data that subject us to privacy laws in the U.S. and abroad. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions, including laws adopted pursuant to the European Union’s Data Protection Directive. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose more stringent duties on companies. These laws generally restrict the collection, transfer, processing, storage, use and disclosure of personal information. We abide by the U.S.-EU Safe Harbor framework developed by the U.S. Department of Commerce with respect to the transfer of personal data to the U.S. We also have confidentiality and information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly, and conflicting laws in the various jurisdictions where we do business pose challenges.
In connection with regulatory requirements to assist in the prevention of money laundering, terrorist financing and other illegal activities and pursuant to legal obligations and authorizations, the Company makes information available to certain U.S. federal and state, as well as certain foreign government agencies when required by law. In recent years, the Company has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent money laundering or terrorist financing or reduce the risk of identity theft. In certain cases, the Company is also required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing or other illegal activities, and as a result the Company may inadvertently deny transactions from customers who are making legal money transfers, which could lead to liability or reputational damage. Responding to these agency requests will require increased operational costs.
Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight for us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection (the "CFPB") which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. The CFPB’s Remittance Transfer Rule, which became effective on October 28, 2013, requirements include: a disclosure requirement to provide consumers sending funds internationally from the U.S. enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control and an obligation to cancel transactions that have not been completed at a customer's request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule.
Foreign Exchange Regulation — Our money transfer services are subject to foreign currency exchange statutes of the U.S., as well as similar state laws and the laws of certain other countries in which we operate. Certain of these statutes require registration or licensure and reporting. Others may impose currency exchange restrictions with which we must comply.

Regulation of Prepaid Cards — We sell our MoneyGram-branded prepaid card in the U.S., in addition to loading prepaid cards of other card issuers through our ExpressPayment offering. Our prepaid cards and related loading services may be subject to federal and state laws and regulations, including laws related to consumer protection, licensing, unclaimed property, anti-money laundering and the payment of wages. Certain of these federal and state statutes prohibit or limit fees and expiration dates on and/or require specific consumer disclosures related to certain categories of prepaid cards. We continually monitor our prepaid cards and related loading services in light of developments in such statutes and regulations.
Anti-Bribery Regulation — We are also subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA") in the U.S. and similar anti-bribery laws in other jurisdictions. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws.
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
In the U.S., we have agreements with six active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We employ four banks to clear our official checks and three banks to clear our retail money orders. We believe that this network of banks provides sufficient capacity to handle the current and projected volumes of items for these services.
We maintain significant relationships with major international banks which provide the capability to move money electronically as well as through domestic and international wire transfer networks. There are a limited number of banks that have the capabilities that are broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is not limited to their own country or region, and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.
Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries where we do business. We maintain a portfolio of other trademarks that are material to our Company, which were previously discussed in the "Overview" section of Item 1 of this Annual Report on Form 10-K. In addition, we maintain a portfolio of MoneyGram branded domain names.
We rely on a combination of patent, trademark and copyright laws and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. We believe the intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. We take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.
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
Employees
As of December 31, 2014, we had 1,479 full-time employees in the U.S. and 1,248 full-time employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union. We consider our employee relations to be good.
Executive Officers of the Registrant
Pamela H. Patsley, age 58, has been Chairman and Chief Executive Officer of the Company since September 2009. From January to September 2009, she served as Executive Chairman of the Company. Prior to that, Ms. Patsley served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc. She currently serves as a director of Texas Instruments, Inc., a semiconductor design and manufacturing company; and Dr. Pepper Snapple Group, Inc., a beverage company.

Juan Agualimpia, age 52, has served as Executive Vice President, Business Development and Chief Marketing Officer since February 2015. Mr. Agualimpia previously served as Executive Vice President and Chief Marketing Officer from February 2011 to February 2015. Prior to that, Mr. Agualimpia served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. From 2005 to March 2009, Mr. Agualimpia served as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development.
Francis Aaron Henry, age 49, has served as Executive Vice President, General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004 to 2008 Senior Counsel at Western Union.
W. Alexander Hoffmann, age 43, has served as Executive Vice President, Business Development and Global Product since February 2015. Previously Mr. Hoffmann served as Executive Vice President, Global Product Management and Emerging Channels from February 2014 to February 2015. Prior to that, Mr. Hoffmann served as Senior Vice President, Global Product Management and Emerging Channels from July 2013 to February 2014. From 2007 to 2013, Mr. Hoffmann served in a variety of positions at PayPal, most recently as Senior Director of Europe, Middle East and Africa Consumer Growth. Prior to that, Mr. Hoffmann spent 12 years at McKinsey & Company in Brussels, Belgium, and Palo Alto, California, as an Associate Partner working with clients in the payments and telecommunications industries.
W. Alexander Holmes, age 40, has served as Executive Vice President, Chief Financial Officer and Chief Operating Officer since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam.
Grant A. Lines, age 50, has served as the Executive Vice President, Business Development since February 2015. Mr. Lines previously served as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail Point of Sale systems from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Mr. Lines served as Senior Vice President of First Data’s Strategic Business Development and General Manager ASEAN establishing Asian operations in Singapore from June 2004 to August 2008 and Senior Vice President with sales and marketing responsibilities in Australia and New Zealand from October 2000 to May 2004.
Angela M. McQuien, age 43, has been Senior Vice President, Corporate Controller and Principal Accounting Officer since April 2014. From May 2013 to April 2014, she served as Vice President, Corporate Controller and Principal Accounting Officer. From July 2012 to April 2013, she served in the role of Vice President and Corporate Controller. Ms. McQuien served as Chief Accounting Officer for Think Finance Inc. from December 2009 to July 2012. Prior to that, Ms. McQuien served as Director of Compliance and Controls at Dean Foods and she has held previous finance positions at Sabre Holdings. Ms. McQuien is a Certified Public Accountant and began her career at Deloitte & Touche LLP.
Peter E. Ohser, age 47, has been Executive Vice President, Business Development since February 2015. Mr. Ohser previously served as Executive Vice President, U.S. and Canada from February 2014 to February 2015. Prior to that, Mr. Ohser served as Senior Vice President, U.S. and Canada from February 2013 to February 2014. From June 2010 to January 2013, he served as Vice President, Independent Retail Channels & Outbound Corridors and from December 2007 to May 2010 he served as Director of Strategic Planning. He served as Director of Business Process and Organizational Readiness from November 2006 to November 2007, Senior Manager Global Risk from 2004 to 2006, Manager, Global Risk from 2003 to 2004 and Supervisor, Risk from September 2002 to 2003. Mr. Ohser joined the Company in January 2001 as a Senior Risk Analyst. Prior to that, Mr. Ohser served in various finance roles in the mortgage and consumer finance industries.
Steven Piano, age 49, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, serving most recently as Senior Vice President of First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet - Nielsen Media Research and Lehman Brothers.

Phyllis J. Skene-Stimac, age 55, has been Executive Vice President and Chief Compliance Officer since December 2014. Ms. Skene-Stimac previously served as Senior Vice President and Chief Compliance Officer from February 2011 to December 2014. From June 2008 to December 2010, Ms. Skene-Stimac served as Deputy Chief Compliance Officer and Vice President Global Programs for Western Union and previously served as Vice President Compliance Operations from April 2004 to July 2005. From January 1999 to February 2003, Ms. Skene-Stimac served as the Director of Regulatory Affairs for First Data Corporation.
Available Information
We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (ir.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). The information on our website is not part of this Annual Report on Form 10-K. Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington DC 20549. Information on the operation of the Public Reference Room can be found by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be found at www.sec.gov.

Item 1A. RISK FACTORS

Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC could have a material impact on our business, prospects, financial condition or results of operations.
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
If we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial results. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial results in the short term and may also adversely affect our financial results in the long term if transaction volumes do not increase sufficiently.
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
If we lose key agents, our business with key agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our retail agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent’s dissatisfaction with its relationship with us or the revenue derived from the relationship, or an agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Agents may also generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our agent network under terms consistent with those already in place. Larger agents may demand additional financial concessions or may not agree to enter into exclusive arrangements, which could increase competitive pressure. The inability to maintain our agent contracts on terms consistent with those already in place, including in respect of exclusivity rights, could adversely affect our business, financial condition and results of operations.
A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2014 and 2013, our ten largest agents accounted for 39 percent and 43 percent, respectively, of our total company fee and investment revenue. Our largest agent, Walmart, accounted for 22 percent and 27 percent of our total company fee and investment revenue in 2014 and 2013, respectively. The current term of our contract with Walmart expires on March 31, 2016. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. During 2014, our transaction volume at Walmart locations was adversely affected by the introduction of its competing white label branded product for Walmart-to-Walmart money transfers in the U.S. The introduction of competitive products by Walmart or our other key agents could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
Consumer fraud could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraud and identity theft. As we make more of our services available over the internet and other digital media, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services. Certain former retail agents have also engaged in fraud against consumers, and existing agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
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
MoneyGram and our agents are subject to numerous U.S. and international laws and regulations. Failure to comply with these laws and regulations could result in material settlements, fines or penalties and changes in these laws or regulations could result in increased operating costs or reduced demand for our products or services, all of which may adversely affect our business, financial condition and results of operations.
We operate in a highly regulated environment, and our business is subject to a wide range of laws and regulations that vary from jurisdiction to jurisdiction. We are also subject to oversight by various governmental agencies, both in the U.S. and abroad. In light of the current conditions in the global financial markets and economy, lawmakers and regulators in the U.S. in particular have increased their focus on the regulation of the financial services industry. New or modified regulations and increased oversight may have unforeseen or unintended adverse effects on the financial services industry, which could affect our business and operations.

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
We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S as well as many other jurisdictions. During 2014, there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company are subject to direct supervision by the CFPB and are required to provide additional consumer information and disclosures, adopt error resolution standards and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to periodic examination by the CFPB. Our initial examination by the CFPB began in December 2014. The results of this examination may require us to change the way we conduct business or increase the costs of compliance.
We are also subject to regulations imposed by the FCPA in the U.S. and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws.
The European Union’s Payment Services Directive ("PSD") imposes potential liability on us for the conduct of our agents and the commission of third party fraud utilizing our services. If we fail to comply with the PSD, our business, financial condition and results of operations may be adversely impacted. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.
In addition, we are subject to escheatment laws in the United States and certain foreign jurisdictions in which we conduct business. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business. In the United States, we are subject to the laws of various states which from time to time take inconsistent or conflicting positions regarding the requirements to escheat property to a particular state. In some instances, we escheat items to states pursuant to statutory requirements and then subsequently pay those items to consumers. For such amounts, we must file claims for reimbursement from the states. Furthermore, certain foreign jurisdictions do not have escheatment provisions which apply to our transactions. In these jurisdictions where there is not a requirement to escheat, and when, by utilizing historical data we determine that the likelihood is remote that the item will be paid out, we record a reduction to our payment service obligation and recognize an equivalent amount as a component of fee and other revenue.

Changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There may also be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.
We have received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether we took adequate steps to prevent consumer fraud during the period from 2007 to 2014. The Civil Investigative Demands seek information and documents relating to our procedures designed to prevent fraudulent transfers and consumer complaint information. We continue to cooperate fully with the state attorneys general and have submitted the information and documents requested. No claims have been filed against MoneyGram at this time in connection with this investigation and the Company has denied any wrongful conduct. Taking into account our discussions with the attorneys general, at December 31, 2014, we recorded an $11.0 million accrued liability for estimated loss exposure in connection with such investigation. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate, which could affect our financial condition and results of operations. Further, the outcome of these Civil Investigative Demands could include additional compliance costs and other expenses, which could adversely affect our business, financial condition and results of operations.

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
Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. The MDPA/U.S. DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year term of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances. If the Company fails to make progress towards its compliance obligations under the DPA, the independent compliance monitor could issue an unfavorable report, which could lead to heightened scrutiny by the MDPA and the U.S. DOJ.
If the Company fails to comply with the DPA, the MDPA/U.S. DOJ have the right to prosecute the Company. While the Company expects to be in compliance with the DPA, a failure to comply, and a prosecution of the Company by the MDPA/U.S. DOJ, could lead to a severe material adverse effect upon the Company’s ability to conduct its business. Additionally, the terms of the DPA impose additional costs upon the Company related to compliance and other required terms, and such additional compliance costs have been and continue to be substantial. Additional compliance obligations could also have an adverse impact on the Company's operations. Furthermore, this does not resolve all inquiries from other governmental agencies such as FinCEN, which could result in additional costs, expenses and fines. The Company does not anticipate material adverse consequences from entry into the DPA on the Company’s reputation and business, but there can be no assurance that such unanticipated consequences will not occur.
Current and proposed regulation addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our business, financial condition and results of operations.
We are subject to requirements relating to privacy and data use and security under U.S. federal, state and foreign laws. For example, the United States Federal Trade Commission routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future privacy and data use and security laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our business, financial condition and results of operations.
In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, the Company makes information available to certain United States federal and state, as well as certain foreign, government agencies when required by law. In recent years, the Company has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully develop and timely introduce new and enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money transfer, bill payment, money order, official check and related services that keep pace with competitive introductions, technological changes and the demands and preferences of our agents, financial institution customers and consumers. If alternative payment mechanisms become widely substituted for our current products and services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business, financial condition and results of operations could be adversely affected. We may make future investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful. If such investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.
We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, which are subject to certain OFAC restrictions.
We conduct money transfer transactions through agents in some regions that are politically volatile or, in a limited number of cases, are subject to certain OFAC restrictions. It is possible that our money transfer services or other products could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
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
We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical securities losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. The Internal Revenue Service (the "IRS") has issued Notices of Deficiency for 2005-2007 and 2009, and has also issued an Examination Report for 2008. The Notices of Deficiency disallow among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company anticipates that cash payments in the second half of 2015 specific to this matter will be approximately $60.0 million for federal tax payments and associated interest.
In addition, the IRS issued a Revenue Agent Report (“RAR”) for the tax years 2011 through 2013 that included disallowing $100 million of deductions related to payments the Company made to the U.S. government in connection with the DPA. While we expect to file a protest letter contesting this adjustment, we may not be successful in maintaining our original tax position. An unfavorable outcome in these audits or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.
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

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.
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

•
In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents, and to the recovery of a significant portion of our investment portfolio. A substantial portion of our cash, cash equivalents and interest-bearing deposits are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit.

•
Our revolving credit facility is one source of funding for our corporate transactions and liquidity needs. If any of the banks participating in our credit facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.

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
We rely on domestic and international banks for international cash management, electronic funds transfer and wire transfer services to pay money transfers and settle with our agents. We also rely on domestic banks to provide clearing, processing and settlement functions for our paper-based instruments, including official checks and money orders. Our relationships with these banks are a critical component of our ability to conduct our official check, money order and money transfer businesses. An inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our official check, money order and money transfer businesses could adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to establish and maintain adequate banking relationships.
If we cannot maintain sufficient relationships with large international banks that provide these services, we would be required to establish a global network of local banks to provide us with these services. Relying on local banks in each country could alter the complexity of our treasury operations, degrade the level of automation, visibility and service we currently receive from banks and affect patterns of settlement with our agents. This could result in an increase in the amount of time it takes to concentrate agent remittances and to deliver agent payables, potentially adversely impacting our cash flow, working capital needs and exposure to local currency value fluctuations.

We and our agents are considered Money Service Businesses in the U.S. under the Bank Secrecy Act. U.S. regulators are increasingly taking the position that Money Service Businesses, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, banks may choose not to provide banking services to Money Services Businesses in certain regions due to the risk of additional regulatory scrutiny and the cost of building and maintaining additional compliance functions. In addition, certain foreign banks have been forced to terminate relationships with Money Services Businesses by U.S. correspondent banks. As a result, we and certain of our agents have been denied access to retail banking services in certain markets regardless of the mitigating factors and controls in place to prevent anti-money laundering law violations. If we or our agents are unable to obtain sufficient banking relationships, we or they may not be able to offer our services in a particular region, which could adversely affect our business, financial condition and results of operations.
Concerns regarding the financial health of certain European countries, and the impact that these countries might have on the sustainability of the euro, could adversely impact our business, results of operations and financing.
In the normal course of our business, we maintain significant euro denominated cash balances. In 2014, the euro was our second largest currency position in the world following the U.S. dollar. The secession of a country from the euro, the demise of the use of the euro or a significant decline in the European economies could result in a sudden and substantial devaluation of the euro and other currencies against the U.S. dollar. Such a development could reduce the value of our euro-denominated deposits and adversely impact the profitability of our business in the Eurozone. In addition, our ability to generate fee revenue from our money transfer business could be impaired if the level of economic activity in the Eurozone were to decrease. A significant decline in European economies could also lead to financial market impairment and restricted bank liquidity. Our ability to fund our operations could be impaired if our access to our euro deposits were restricted, or if damage to the banking system were to result from a currency or an economic crisis.
A breach of security in the systems on which we rely could adversely affect our business, financial condition and results of operations.
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with certain of our services. These activities are subject to laws and regulations in the U.S. and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business and reputation, adversely affect consumers’ confidence in our or our agents' business, cause inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents' or our third-party independent contractors' computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money transfers. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our money transfer business relies in part on the overall strength of global economic conditions as well as international migration patterns. Consumer money transfer transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Our consumers tend to be employed in industries such as construction, energy, manufacturing and retail that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the U.S. or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. For example, sustained weakness in the price of oil could adversely affect economic conditions and lead to reduced job opportunities in certain regions that constitute a significant portion of our total money transfer volume, which could result in a decrease in our transaction volume. In addition, increases in employment opportunities may lag other elements of any economic recovery.
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
If general market conditions in the U.S. or international economies important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Additionally, if our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations.

A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
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
Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2014, we had credit exposure to our agents of $441.3 million in the aggregate spread across 12,240 agents.
Our official check outsourcing business is conducted through banks and credit unions. Their customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2014, we had credit exposure to our official check financial institution customers of $288.2 million in the aggregate spread across 1,017 financial institutions.
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
Our success depends to a large extent upon our ability to attract and retain key employees. Qualified individuals with experience in our industry are in high demand. In addition, legal or enforcement actions against compliance and other personnel in the money transfer industry may affect our ability to attract and retain key employees. The lack of management continuity or the loss of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel could also have a material adverse impact on our business.
The operation of retail locations and acquisition or start-up of businesses create risks and may adversely affect our business, financial condition and results of operations.
We have Company-operated retail locations for the sale of our products and services. We may be subject to additional laws and regulations that are triggered by our ownership of retail locations and our employment of individuals who staff our retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and long-term lease obligations.
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
We may not be able to implement our 2014 Global Transformation Program as planned, the expected amount of costs associated with such program may exceed our forecasts and we may not be able to realize the full amount of estimated savings from such program.
In 2014, we announced our Global Transformation Program and may implement additional initiatives in future periods. While our 2014 Global Transformation Program is designed to enhance compliance, fuel multi-channel growth and improve our cost structure, there can be no assurance that the anticipated savings will be realized. Further, the costs to implement such initiatives may be greater than expected. If we do not realize the anticipated savings from these initiatives, or if the costs to implement them are greater than expected, our business, financial condition, and results of operations could be adversely affected.

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
As of December 31, 2014, THL held 44.7 percent of our outstanding common shares and 38.3 percent of our outstanding shares on a fully-converted basis, as if all of the outstanding shares of D Stock were converted to common shares, excluding treasury shares held by the Company. Additionally our Amended and Restated Certificate of Incorporation provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the "THL Representatives"), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed three of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
We cannot provide assurance that the interests of THL will coincide with the interests of other holders of our common stock and THL’s substantial control over us could result in harm to the market price of our common stock by delaying, deferring or preventing a change in control of our company; impeding a merger, consolidation, takeover or other business combination involving our company; or entrenching our management and Board of Directors.
We have significant overhang of salable common shares and D Stock held by the Investors relative to our outstanding common shares.
As of December 31, 2014, there were 53.1 million outstanding common shares, excluding treasury shares (or 62.0 million common shares if the outstanding D Stock were converted into common shares). In accordance with the terms of the Registration Rights Agreement, dated March 25, 2008, among the Company and the Investor parties named therein, we have an effective Registration Statement on Form S-3, or the Registration Statement, that permits the offer and sale by the Investors of all of the common shares and D Stock currently held by the Investors, and subject to certain limitations set forth therein, we are required to refile the Registration Statement upon its expiration. The Investors have sold 10.9 million common shares pursuant to the Registration Statement, and on April 2, 2014, THL has sold another 8.2 million common shares to the Company pursuant to the Stock Repurchase Agreement, dated March 26, 2014, between the Company and THL, leaving 32.7 million common shares (including common shares issuable upon conversion of the D Stock held by the Investors) that can still be sold pursuant to the Registration Statement. The Registration Statement also permits us to offer and sell, from time to time, up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.
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

Our bylaws designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table includes information concerning our material properties, all of which are leased, including location, use, area in square feet and lease terms as of December 31, 2014:

Location	Use	Segment(s) Using Space	Square Feet	Lease Expiration
Minneapolis, MN	Global Operations Center	Both	90,550	12/31/2023
Minneapolis, MN(1)	Global Operations Center	Both	60,821	12/31/2015
Brooklyn Center, MN	Global Operations Center	Both	75,000	10/31/2015
Lakewood, CO	Call Center	Global Funds Transfer	68,165	3/31/2015
Dallas, TX	Corporate Headquarters	Both	54,956	6/30/2021
Dallas, TX	Corporate Headquarters	Both	22,921	12/31/2016
Frisco, TX	Global Operations Center	Both	63,150	6/30/2021
London, UK	Global Operations Center	Both	20,738	1/23/2016
Warsaw, Poland	Global Operations Center	Both	63,150	8/31/2022
(1)Included is 52,879 square feet that has been sublet.

We also have a number of small leased office locations in the U.S., France, Germany, Italy, Belgium, the Netherlands, Norway and Sweden, and additional small leased local support offices in 23 countries and territories around the world. We believe that our properties are sufficient to meet our current and projected needs. We periodically review our facility requirements and may acquire new facilities, or modify, consolidate, dispose of or sublet existing facilities, based on business needs.

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
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. The Civil Investigative Demands seek information and documents relating to the Company’s procedures designed to prevent fraudulent transfers and consumer complaint information. MoneyGram has cooperated fully with the attorneys general in this matter and submitted the information and documents requested. No claims have been filed against MoneyGram in connection with this investigation and the Company has denied any wrongful conduct. The Company is currently in discussions with the attorneys general to resolve any allegations that they might assert.
Taking into account the Company's discussions with the attorneys general, at December 31, 2014, we accrued $11.0 million for estimated loss exposure in connection with such investigation. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.
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
Certain litigation matters commenced by the Company were also settled during the year ended December 31, 2014, resulting in the recognition of an additional $32.4 million from securities settlements.

Tax Litigation — In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the disallowance of ordinary tax treatment on securities losses. This court decision is a change in facts which warranted reassessment of the uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and expects to appeal the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained and accordingly, in early 2015, the Company will record a full reserve for the exposure associated with this matter. This change is anticipated to increase "Income tax expense" in the Consolidated Statements of Operations by approximately $70.0 million, which will be reflected as a discrete item for tax purposes. The Company anticipates that cash payments in the second half of 2015 specific to this matter will be approximately $60.0 million for federal tax payments and associated interest.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI”. No dividends on our common stock were declared by our Board of Directors in 2014 or 2013. See Note 12 — Stockholders’ Deficit of the Notes to the Consolidated Financial Statements for additional disclosure. As of March 2, 2015, there were 8,969 stockholders of record of our common stock.
The high and low sales prices for our common stock for the periods presented were as follows for the respective periods:

	2014		2013
Fiscal Quarter	High	Low	High	Low
First	$20.35	$17.02	$18.11	$13.17
Second	$18.60	$12.61	$24.88	$15.79
Third	$14.94	$12.54	$23.39	$19.34
Fourth	$12.93	$8.15	$21.95	$17.36
The Board of Directors has authorized the repurchase of a total of 12,000,000 shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares which would be subject to limitations in our debt agreements. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2014, the Company had repurchased 8,228,573 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 3,771,427 shares.
The following table presents a summary of share repurchases made by the Company during the three months ended December 31, 2014 under the repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2014 - October 31, 2014	—	$—	—	4,643,127
November 1, 2014 - November 30, 2014	209,200	8.70	209,200	4,433,927
December 1, 2014 - December 31, 2014	662,500	8.62	662,500	3,771,427
Total	871,700	$8.65	871,700
On April 2, 2014, the Company repurchased 8,185,092 common shares from THL at a price of $16.25 per share. These repurchases are separate from, and do not affect, the Company's repurchase program described above.
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock. With certain exceptions, we may only make restricted payments in an aggregate amount not to exceed $50.0 million, subject to an incremental build-up based on our consolidated net income in future periods. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2014 or 2013.
STOCKHOLDER RETURN PERFORMANCE
In 2014, we revised our peer group. Our previous peer group ("Old Peer Group") included companies that were in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. Our new peer group ("New Peer Group") consists of previously included companies, excluding companies that are no longer publicly traded or are deemed irrelevant to our competitive landscape.
The New Peer Group is comprised of the following companies: Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., Green Dot Corporation, Heartland Payment Systems, Inc., Higher One Holdings, Inc., MasterCard, Inc., Total System Services, Inc., Visa, Inc., The Western Union Company and Xoom Corporation.

The Old Peer Group is comprised of the following companies: ACI Worldwide, Inc., Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., Green Dot Corporation, Heartland Payment Systems, Inc., Higher One Holdings, Inc., Lending Processing Services, Inc., MasterCard, Inc., Total System Services, Inc., Visa, Inc., The Western Union Company and Xoom Corporation.
The following graph compares the cumulative total return from December 31, 2009 to December 31, 2014 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our New and Old Peer Group Indexes and the S&P 500 Index on December 31, 2009, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2009 in stock or index, including reinvestment of dividends.

The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MoneyGram International, Inc.	100.00	94.10	77.04	57.68	90.19	39.45
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
New Peer Group	100.00	89.53	123.00	162.53	253.15	282.31
Old Peer Group	100.00	89.13	122.72	161.97	252.40	281.93

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

	2014	2013	2012	2011	2010
(Dollars in millions, except per share and location data)
Operating Results
Revenue
Global Funds Transfer segment	$1,374.6	$1,389.8	$1,255.2	$1,152.7	$1,053.3
Financial Paper Products segment	80.3	84.0	84.5	93.3	109.5
Other	—	0.6	1.5	1.8	3.9
Total revenue	$1,454.9	$1,474.4	$1,341.2	$1,247.8	$1,166.7

Net income (loss)	$72.1	$52.4	$(49.3)	$59.4	$43.8

Net income (loss) per common share:
Basic	$1.10	$0.73	$(0.69)	$(9.03)	$(8.77)
Diluted	$1.10	$0.73	$(0.69)	$(9.03)	$(8.77)
Financial Position
Cash and cash equivalents (1)	$250.6	$318.8	$227.9	$211.7	$230.2
Total assets	$4,642.2	$4,786.9	$5,150.6	$5,175.6	$5,115.7
Long-term debt	$963.5	$842.9	$809.9	$810.9	$639.9
Mezzanine equity (2)	$—	$—	$—	$—	$999.4
Stockholders’ deficit	$(182.7)	$(77.0)	$(161.4)	$(110.2)	$(942.5)
Other Selected Data
Cash dividends declared per share	$—	$—	$—	$—	$—
Number of money transfer locations	350,000	336,000	310,000	267,000	227,000

(1)
As of December 31, 2014, we have recast our Consolidated Balance Sheets to include the Settlement cash and cash equivalents, Receivables, net, Interest-bearing investments and Available-for-sale investments in a new balance sheet caption, entitled Settlement assets, in an amount equal to Payment service obligations. The historically reported Assets in excess of payment service obligations are now presented as unrestricted Cash and cash equivalents on the Consolidated Balance Sheets. Refer to Note 1 — Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements for further discussion.

(2)
Mezzanine equity related to our Series B Stock. Following the 2011 Recapitalization, all amounts included in mezzanine equity were converted into components of stockholders’ deficit and no shares of Series B Stock remained issued at December 31, 2014, 2013, 2012 and 2011.

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
The comparisons presented in this discussion refer to the same period in the prior year, unless otherwise noted. This discussion is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a leading global money transfer and payment services company operating in approximately 350,000 agent locations in more than 200 countries and territories. Our products include money transfers, bill payment services, money order services and official check processing. As an alternative financial services provider, our primary consumers are unbanked or underbanked consumers. Other consumers who use our services are convenience users and emergency users who may use traditional banking services, but prefer to use our services based on convenience, cost or to make emergency payments or transfers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We have Company-operated retail locations in the U.S. and Western Europe. We are an innovator in the industry by diversifying our core money transfer revenue through new channels, such as online, mobile, kiosks and other self-service channels.
Our global money transfer services are our primary revenue driver, accounting for 88 percent of total revenue for the year ended December 31, 2014. The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest global money transfer company in the world (based on total face value of remittances in 2014), we will encounter competition from new technologies allowing consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada, Puerto Rico, and at certain agent locations in select Caribbean and European countries. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Businesses that are not operated within these segments are categorized as “Other” and are primarily related to discontinued products and businesses. The "Other" segment also contains corporate items. Our sales efforts are organized based on the nature of the products and services offered. Operating expenses are analyzed on the functional nature of the expense.
See a summary of key 2014 events as disclosed in Part 1, Item 1, "2014 Events" of this Annual Report on Form 10-K.
Business Environment
Overall, our total revenue decline for the year ended December 31, 2014 was one percent, which was primarily driven by the competitive pricing actions and transaction declines in our U.S. to U.S. corridor. Our money transfer fee and other revenue decline for the year ended December 31, 2014 was one percent as a result of the decline in our U.S. to U.S. business, which was offset by our continued growth in the U.S. Outbound and Non-U.S corridors.
Throughout 2014, worldwide economic conditions continued to remain unstable, as evidenced by high unemployment rates in key markets, government assistance to citizens and businesses on a global basis, restricted lending activity and low consumer confidence, among other factors. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic recession, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2014, particularly in Europe. Also, there is continued political unrest in parts of the Middle East and Africa that contributed to volatile fluctuations in selected countries such as Egypt and Libya.

As of December 31, 2014, our money transfer agent base expanded four percent to approximately 350,000 locations, compared to over 336,000 locations as of December 31, 2013, primarily due to expansion in the Asia Pacific, India, Eastern Europe, Africa and Mexico regions. We continue to review markets where we may have an opportunity to increase our presence through agent signings and acquisitions, specifically in countries or cities where we are underrepresented.
On April 17, 2014, Walmart announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, which allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. We are unable to determine the overall extent of the long-term negative impact of this program to our business. However, the Company's Walmart U.S. to U.S. transactions declined 37 percent for the year ended December 31, 2014.
We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. We are monitoring consumer behavior to ensure that we maintain a transaction growth trend. Pricing actions from our competitors may also result in pricing changes for our products and services. On October 31, 2014, we introduced lower prices for our money transfer product in the U.S. to U.S. market and, as a result, have seen improvements including a reduction in the decline of transactions over $50 and an increase in principal per transaction.
On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. Our operations are subject to a wide range of laws and regulations in the U.S. and other countries. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and the U.S. DOJ. We have received two annual reports from the compliance monitor, which have resulted in us continuing to make investments in various areas of our compliance systems and operations. We incurred $6.5 million and $6.1 million of expense directly related to the monitor and $49.0 million and $10.8 million of compliance enhancement program expenditures for the years ended December 31, 2014 and 2013, respectively.
Anticipated Trends for 2015
This discussion of trends expected to impact our business in 2015 is based on information presently available and contains certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions during 2015 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
Throughout 2014, global economic conditions remained weak. We cannot predict the duration or extent of the severity of the current economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share growth. We will specifically continue to monitor the U.S. to U.S. corridor for pricing actions from our competitors which may also result in pricing changes for our products and services. As a result of our agent expansion and retention efforts, commissions expense and signing bonuses may increase in 2015.
In February 2014, we announced our Global Transformation Program, which consists of three key components: our compliance enhancement program, our reorganization and restructuring program and growth in self-service revenue. Reorganization and restructuring is centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. In relation to the compliance enhancement program, we anticipate to make investments totaling $80.0 million to $90.0 million related to the compliance enhancement program through 2016. We incurred $49.0 million and $10.8 million of compliance enhancement program expenditures for the years ended December 31, 2014 and 2013, respectively. In relation to the reorganization and restructuring program, we are estimating a total of $40.0 million in expenditures through 2015 and generation of an annual estimated pre-tax cost savings of approximately $20.0 million exiting fiscal year 2015. For the years ended December 31, 2014 and 2013, the Company recorded total reorganization and restructuring expenses of $30.5 million and $3.2 million, respectively.
We believe that our investment in innovative products and services, particularly self-service solutions such as MoneyGram Online, mobile, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. For the years ended December 31, 2014 and 2013, the self-service channel accounted for eight percent and six percent, respectively, of money transfer fee and other revenue.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue. We expect the underlying balances to remain stable or move commensurate with the transaction volume.

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
Financial Measures and Key Metrics
This Form 10-K includes financial information prepared in accordance with accounting principles generally accepted in the U.S., ("GAAP"), as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commission expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain payment service assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional disclosure.
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
Non-Financial Measures
We also use certain non-financial measures to assess our overall performance. These measures include, but are not limited to, transactions, transaction growth and money transfer agent base.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

	2014	2013	2012	2014 vs 2013	2013 vs 2012	2014 vs 2013	2013 vs 2012
(Dollars in millions)				($)	($)	(%)	(%)
Revenue
Fee and other revenue	$1,438.4	$1,456.8	$1,328.6	$(18.4)	$128.2	(1)%	10%
Investment revenue	16.5	17.6	12.6	(1.1)	5.0	(6)%	40%
Total revenue	1,454.9	1,474.4	1,341.2	(19.5)	133.2	(1)%	10%
Expenses
Fee and other commissions expense	666.0	677.8	599.2	(11.8)	78.6	(2)%	13%
Investment commissions expense	0.4	0.4	0.3	—	0.1	—%	33%
Total commissions expense	666.4	678.2	599.5	(11.8)	78.7	(2)%	13%
Compensation and benefits	275.0	264.9	241.6	10.1	23.3	4%	10%
Transaction and operations support	332.2	253.7	355.7	78.5	(102.0)	31%	(29)%
Occupancy, equipment and supplies	54.4	49.0	47.7	5.4	1.3	11%	3%
Depreciation and amortization	55.5	50.7	44.3	4.8	6.4	10%	14%
Total operating expenses	1,383.5	1,296.5	1,288.8	87.0	7.7	7%	1%
Operating income	71.4	177.9	52.4	(106.5)	125.5	(60)%	240%
Other (income) expense
Net securities gains	(45.4)	—	(10.0)	(45.4)	10.0	(100)%	(100)%
Interest expense	44.2	47.3	70.9	(3.1)	(23.6)	(7)%	(33)%
Debt extinguishment costs	—	45.3	—	(45.3)	45.3	(100)%	100%
Other costs	—	—	0.4	—	(0.4)	—%	(100)%
Total other (income) expense, net	(1.2)	92.6	61.3	(93.8)	31.3	(101)%	51%
Income (loss) before income taxes	72.6	85.3	(8.9)	(12.7)	94.2	(15)%	NM
Income tax expense	0.5	32.9	40.4	(32.4)	(7.5)	(98)%	(19)%
Net income (loss)	$72.1	$52.4	$(49.3)	$19.7	$101.7	38%	NM
NM = Not meaningful
Global Funds Transfer Fee and Other Revenue
Fee and other revenue consists of transaction fees, foreign exchange revenue and other revenue. The Company earns money transfer revenues primarily from consumer transaction fees on its money transfer and bill payment services and the management of currency exchange spreads involving different "send" and "receive" countries. Other revenue in the Global Funds Transfer segment primarily consists of breakage revenue on money transfer transactions where the likelihood of payment is remote and there is no requirement for remitting balances to government agencies under unclaimed property laws.
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the years ended December 31. Investment revenue is not included in the analysis below. For further detail, see "Investment Revenue Analysis" section in Item 7 of this Annual Report on Form 10-K for additional disclosure.

(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Money transfer fee and other revenue	$1,274.3	$1,287.5	$1,148.5	(1)%	12%
Bill payment fee and other revenue	100.1	102.0	106.1	(2)%	(4)%
Global Funds Transfer fee and other revenue	$1,374.4	$1,389.5	$1,254.6	(1)%	11%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2014	2013
For the period ended December 31	$1,287.5	$1,148.5
Change resulting from:
Average face value per transaction and pricing	(39.5)	(4.9)
Money transfer volume growth	29.5	143.0
Corridor mix	(2.5)	(4.5)
Foreign currency exchange rate	(0.7)	5.4
For the period ended December 31	$1,274.3	$1,287.5
In 2014, the decline in money transfer fee and other revenue was primarily driven by the decline in our U.S. to U.S. business, lower average face value per transaction, pricing actions introduced in October 2014 and corridor mix, partially offset by transaction growth of two percent. The low transaction growth was driven by the decline in our U.S. to U.S. business primarily due the introduction of the Walmart white label money transfer service, which was offset by our continued growth in the U.S. Outbound and Non-U.S money transfer transactions as detailed further below. In 2013, money transfer fee and other revenue growth was primarily driven by transaction growth of 13 percent and positively impacted by movement in foreign currency exchange rates, partially offset by our corridor mix and average face value per transaction.
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the years ended December 31:

	2014	2013	2012
U.S. to U.S.	23%	30%	31%
U.S. Outbound	40%	36%	35%
Non-U.S.	37%	34%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the years ended December 31:

	2014 vs 2013	2013 vs 2012
Total transactions	2%	13%
U.S. to U.S.	(22)%	7%
U.S. Outbound	15%	18%
Non-U.S.	10%	13%
In 2014, the U.S. Outbound corridors generated 15 percent transaction growth while accounting for 40 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 20 percent for 2014, as well as sends to Africa and Asia Pacific. Non-U.S. transactions accounted for 37 percent of our total money transfer transactions and generated 10 percent transaction growth. The growth was primarily driven by the Middle East, Asia Pacific and Latin America regions. The U.S. to U.S. corridor declined 22 percent and accounted for 23 percent of our total money transfer transactions. The decline was primarily driven by a 37 percent decline in Walmart U.S. to U.S transactions, partially offset by 10 percent growth in U.S. to U.S. transactions excluding Walmart.
In 2013, the U.S. Outbound corridors generated 18 percent transaction growth and accounted for 36 percent of total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Mexico, which had transaction growth of 31 percent for 2013. Non-U.S. transactions accounted for 34 percent of total money transfer transactions and generated 13 percent transaction growth. The growth was primarily driven by the Western European, Latin American and Caribbean regions. The U.S. to U.S. corridor grew seven percent and accounted for 30 percent of total money transfer transactions.

Bill Payment Fee and Other Revenue
In 2014, bill payment fee and other revenue decreased two percent, or $1.9 million, as a result of lower average fees resulting from shifts in industry mix, partially offset by transaction growth of one percent. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals.
In 2013, bill payment fee and other revenue decreased four percent, or $4.1 million, as a result of transaction declines of two percent and lower average fees as a result of shifts in industry mix.
Global Funds Transfer Commissions Expense
The Company incurs fee commissions primarily on our Global Funds Transfer products. In a money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. In a bill payment transaction, the agent initiating the transaction receives a commission and, in limited circumstances, the biller will generally earn a commission that is based on a percentage of the fee charged to the consumer. Other commissions expense includes the amortization of capitalized agent signing bonus payments.
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2014	2013
For the period ended December 31:	$676.9	$597.6
Change resulting from:
Money transfer corridor and agent mix	(14.2)	7.6
Money transfer revenue volumes	(5.8)	60.6
Bill payment volumes and commission rates	—	(0.6)
Signing bonuses	10.7	8.9
Foreign currency exchange rate	(2.2)	2.8
For the period ended December 31:	$665.4	$676.9
In 2014, the Global Funds Transfer commission expense decreased two percent, or $11.5 million. The decrease in commission expense was primarily driven by changes in the corridor and agent mix and the movement in foreign currency exchange rates, partially offset by increased signing bonus amortization from our agent expansion and retention efforts. Commissions expense as a percentage of fee and other revenue remained relatively stable at 48.4 percent and 48.7 percent, in 2014 and 2013, respectively.
In 2013, the Global Funds Transfer commission expense increased 13 percent, or $79.3 million. The increase in commission expense was primarily driven by transaction growth from the money transfer product, changes in the corridor and agent mix, the movement in foreign currency exchange rates, a step-up in the commission rate for a large agent and increased signing bonus amortization from our agent expansion and retention efforts, which was partially offset the transaction declines from the bill payment product. In 2013, commissions expense as a percentage of fee and other revenue grew from 47.6 percent to 48.7 percent, when compared to 2012.
Financial Paper Products Fee and Other Revenue and Fee and Other Commissions Expense
Fee and other revenue consists of transaction fees, foreign exchange revenue and other revenue. Transaction fees are earned on money order and official check transactions. Other revenue primarily consists of processing fees on rebate checks and controlled disbursements, service charges on aged outstanding money orders and money order dispenser fees. We generally do not pay commissions to agents on the sale of money orders, except, in certain limited circumstances, for large agents where we may pay a fixed commission based on total money order transactions.
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the years ended December 31. Investment revenue and investment commissions expense is not included in the analysis below. For further detail, see "Investment Revenue Analysis" section in Item 7 of this Annual Report on Form 10-K for additional disclosure.

(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Money order fee and other revenue	$49.3	$51.1	$55.4	(4)%	(8)%
Official check fee and other revenue	14.7	16.2	18.3	(9)%	(11)%
Financial Paper Product fee and other revenue	$64.0	$67.3	$73.7	(5)%	(9)%
Fee and other commissions expense	$0.6	$0.9	$1.5	(33)%	(40)%

Money order fee and other revenue decreased in 2014 and 2013 due to transaction declines of six percent and nine percent, respectively, attributed primarily to the migration by consumers to other payment methods. Similarly, official check fee and other revenue decreased four percent and eight percent in 2014 and 2013, respectively. Fee and other commissions expense decreased by 33 percent and 40 percent in 2014 and 2013, respectively, due primarily to volume declines and change in agent mix.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense for the years ended December 31:

(Dollars in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Investment revenue	$16.5	$17.6	$12.6	(6)%	40%
Investment commissions expense (1)	0.4	0.4	0.3	—%	33%

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
Investment revenue in 2014 decreased $1.1 million, or six percent, when compared to 2013 due to lower average outstanding investment balances as well as lower interest rates.
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
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. Throughout 2014, investment commissions expense remained stable compared to 2013, while investment commissions expense in 2013 increased $0.1 million, or 33 percent, when compared to 2012.
Operating Expenses
The following table is a summary of the operating expenses for the years ended December 31:

	2014		2013		2012
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$275.0	19%	$264.9	18%	$241.6	18%
Transaction and operations support	332.2	23%	253.7	17%	355.7	27%
Occupancy, equipment and supplies	54.4	3%	49.0	3%	47.7	3%
Depreciation and amortization	55.5	4%	50.7	4%	44.3	3%
Total operating expenses	$717.1	49%	$618.3	42%	$689.3	51%
In 2014, total operating expenses as a percentage of total revenue was 49 percent, compared to 42 percent in 2013. The increase was primarily the result of increased expenses incurred as a result of the 2014 Global Transformation Program. In 2013, total operating expenses as a percentage of total revenue was 42 percent, which was an improvement from 51 percent in 2012, or flat when considering the legal expenses for the MDPA/U.S. DOJ settlement and shareholder litigation.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2014	2013
For the period ended December 31	$264.9	$241.6
Change resulting from:
Employee stock-based compensation	(5.8)	2.4
Reorganization and restructuring	18.5	(5.8)
Salaries, related payroll taxes and incentive compensation	(9.0)	26.9
Compliance enhancement program	2.8	0.1
Other employee benefits	3.6	(0.3)
For the period ended December 31	$275.0	$264.9
In 2014, compensation and benefits expense increased primarily due to the 2014 Global Transformation Program, including increased costs relating to our reorganization and restructuring activities and our compliance enhancement program. The increase in costs related to the 2014 Global Transformation Program was $22.6 million partially offset by expenses of $1.3 million related to the 2010 Global Transformation Initiative that concluded in 2013. The costs related to the 2014 Global Transformation Program primarily consist of severance costs related to reorganization and restructuring activities and increased headcount for the compliance enhancement program. Salaries and related payroll taxes increased due to increased headcount, ordinary salary increases and changing employee base as we invest in our sales, market development and compliance functions. The increase in compensation and benefits expense was slightly offset by decreased stock-based compensation and performance incentives. See Note 13 — Stock-based Compensation of the Notes to the Consolidated Financial Statements for additional disclosure.
In 2013, compensation and benefits expense increased primarily due to increased headcount, ordinary salary increases and changing employee base mix as we invest in our sales, market development and compliance functions. Employee stock-based compensation increased due to the annual grant of options and restricted stock units. Other employee benefits decreased due to lower insurance costs. Reorganization and restructuring costs decreased as we concluded the 2010 Global Transformation Initiative.
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

(Amounts in millions)	2014	2013
For the period ended December 31	$253.7	$355.7
Change resulting from:
Compliance enhancement program	19.9	2.7
Reorganization and restructuring	9.3	(9.6)
Outsourcing, independent contractor and consultant costs	19.3	1.6
Marketing costs	7.3	(2.3)
Legal expenses	13.4	(115.3)
Direct monitor costs	0.4	6.1
Agent related costs	0.4	3.9
Provision for loss	6.6	6.0
Capital transaction costs and other	1.9	4.9
For the period ended December 31	$332.2	$253.7

In 2014, transaction and operations support expense increased primarily as a result of the expenses associated with the 2014 Global Transformation Program, including increased costs related to our reorganization and restructuring activities and our compliance enhancement program. The increase in costs for the 2014 Global Transformation Program was $32.6 million, partially offset by a decrease in expenses of $3.4 million associated with the 2010 Global Transformation Initiative which concluded in 2013. Expenses related to the compliance enhancement program increased $19.9 million as we continue to implement compliance enhancement tools and processes. Additionally, we incurred increased expenses for outsourcing due to the shift from internal employees to outsourced vendors as part of the 2014 Global Transformation Program. Capital transaction costs are related to the underwritten secondary public offering and share repurchase which were completed on April 2, 2014. We incurred increased marketing costs due to the launch of our new low U.S. to U.S. pricing. Legal expenses increased primarily due to the $11.0 million accrual associated with the State Civil Investigative Demands matter. Increased expenditures related to telecommunication costs are a result of continued network, product and infrastructure growth. The increase in the provision for loss consists of amounts related to the closure of two agents during 2014.
In 2013, transaction and operations support expense decreased as a result of decreased legal expenses related to the settlement in the MDPA/U.S. DOJ investigation and the shareholder litigation. The reduction in transaction and operations support expenses were partially offset by the ongoing IRS tax litigation. We incurred increased expenses for agent support costs and increased expenditures related to telecommunication costs as a result of continued network, product and infrastructure growth. As a result of the DPA, we incurred increased expenses for independent contractors and consultants, along with fees associated for the compliance enhancement program. Other expenses consist of decreased reorganization and restructuring costs as we concluded the Global Transformation Initiative offset by increases in travel expenses.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
In 2014, occupancy, equipment and supplies increased $5.4 million, or 11 percent, when compared to 2013, as a result of increased rent and building operation costs, equipment maintenance and compliance enhancement costs associated with the 2014 Global Transformation Program.
In 2013, occupancy, equipment and supplies increased $1.3 million, or three percent, when compared to 2012, as a result of increased rent and building operation costs and equipment maintenance, as a result of our continued agent base growth, which was partially offset by decreased costs for reorganization and restructuring as we concluded the 2010 Global Transformation Initiative.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2014, depreciation and amortization increased $4.8 million, or 10 percent, when compared to 2013, primarily driven by higher amortization expense for acquired assets and depreciation expense for computer hardware.
In 2013, depreciation and amortization increased $6.4 million, or 14 percent, when compared to 2012, primarily driven by higher depreciation expense for signage and increased leasehold improvements, partially offset by lower total amortization expense.
Other (Income) Expenses, Net
The following table is a summary of the components of other (income) expenses, net for the years ended December 31:

(Amounts in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net securities gains	$(45.4)	$—	$(10.0)	$(45.4)	$10.0
Interest expense	44.2	47.3	70.9	(3.1)	(23.6)
Debt extinguishment costs	—	45.3	—	(45.3)	45.3
Other costs	—	—	0.4	—	(0.4)
Total other (income) expense, net	$(1.2)	$92.6	$61.3	$(93.8)	$31.3
Net Securities Gains — During 2014, we recorded $45.4 million of securities settlements related to certain securities previously written down to a nominal fair value. See Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure. During 2013, we did not realize any net securities gains or losses. In 2012, two securities classified as other asset-backed securities were sold for a $10.0 million realized gain recognized in “Net securities gains” in the Consolidated Statements of Operations.

Interest Expense — As a result of lower interest rates from the 2013 Credit Agreement and Note Repurchase, partially offset by higher average debt balances incurred in connection with the First Incremental Amendment and Joinder Agreement, interest expense in 2014 decreased $3.1 million, from $47.3 million in 2013 to $44.2 million in 2014. Interest expense decreased to $47.3 million in 2013, from $70.9 million in 2012, as a result of lower interest rates from the 2013 Credit Agreement and Note Repurchase.
Debt Extinguishment Costs — During 2014, we did not incur any debt extinguishment costs. In connection with the termination of the 2011 Credit Agreement and the Note Repurchase, we recognized debt extinguishment costs of $45.3 million in the first quarter of 2013. We expensed $20.0 million of unamortized deferred financing costs and $2.3 million of debt discount and incurred $1.5 million of debt modification costs. Additionally, we incurred a prepayment penalty of $21.5 million for the Note Repurchase, which was expensed as debt extinguishment costs. We did not incur any debt extinguishment costs in 2012. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Provision for income taxes	$0.5	$32.9	$40.4
Effective tax rate	0.6%	38.6%	(453.9)%
Our provision for income taxes and effective tax rate decreased from 2013 to 2014, primarily resulting from the re-measurement of uncertain tax positions initially recorded in 2012, as well as a release of the valuation allowance on capital loss carryovers from net securities gains, which were partially offset by the reversal of deferred tax benefits on canceled stock options.
Our provision for income taxes decreased from 2012 to 2013 while the effective tax rate increased from a negative 453.9 percent to 38.6 percent, benefiting from proceeds on securities that resulted in a release of valuation allowance offset by international taxes and the reversal of deferred tax benefits on canceled stock options for executive employee terminations.
In 2012, our effective tax rate differed from the 35 percent federal statutory rate due to a significant one-time addition to uncertain tax positions and the reversal of deferred tax benefits on canceled stock options for separated employees. The negative rate reflects the effect of a tax provision on pretax book loss from a significant book expense, which, at the time, was estimated to not result in a tax benefit.
Our provision for income taxes is volatile and could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and regulations, ultimate settlements of the tax court case and examinations by tax authorities. Historically, the Company has not asserted permanent reinvestment with respect to its foreign undistributed earnings. To the extent such assertion changes in the future, our provision for income taxes and effective tax rate may also change.
We are regularly examined by tax authorities both domestically and internationally. We assess the likelihood of adverse outcomes and believe that adequate amounts have been reserved for adjustments that may result from these examinations. Given the inherent uncertainties in these examinations, the ultimate amount and timing of adjustments cannot be assured.
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

The following table provides a summary overview of pre-tax operating income and operating margin for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Operating income:
Global Funds Transfer	$75.4	$162.6	$149.6
Financial Paper Products	28.1	30.9	32.7
Total segment operating income	103.5	193.5	182.3
Other	(32.1)	(15.6)	(129.9)
Total operating income	71.4	177.9	52.4
Net securities gains	(45.4)	—	(10.0)
Interest expense	44.2	47.3	70.9
Debt extinguishment costs	—	45.3	—
Other costs	—	—	0.4
Income (loss) before income taxes	$72.6	$85.3	$(8.9)

Total operating margin	4.9%	12.1%	3.9%
Global Funds Transfer	5.5%	11.7%	11.9%
Financial Paper Products	35.0%	36.8%	38.7%

Total Revenue	$1,454.9	$1,474.4	$1,341.2
Global Funds Transfer	$1,374.6	$1,389.8	$1,255.2
Financial Paper Products	$80.3	$84.0	$84.5
“Other” expenses in 2014 included $16.4 million of legal expenses related to the State Civil Investigative Demands accrual, expenses in connection with the IRS tax litigation and other matters, as well as pension and postretirement benefit expenses of $10.2 million and other net corporate costs of $5.5 million. See Note 11 — Pension and Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure. “Other” expenses in 2013 included $2.5 million of legal expenses in connection with the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million not allocated to the segments. “Other” expenses in 2012 included $119.2 million of legal expenses for the settlement in connection with the MDPA/U.S. DOJ investigation and the shareholder litigation, $1.0 million severance and related costs from executive terminations as well as other net corporate costs of $7.6 million not allocated to the segments.
In 2014, the Company experienced a decline in both total operating income and total operating margin when compared to 2013, as total operating income decreased to $71.4 million, from $177.9 million for the same period in 2013, primarily as a result of a $19.5 million decrease in total revenue and increased expenses related to the 2014 Global Transformation Program. The increase in 2014 Global Transformation Program expenses was primarily driven by a $23.9 million increase in compliance enhancement program costs and a $27.3 million increase in reorganization and restructuring costs.
In 2013, the Company experienced total operating income growth and improved total operating margin when compared to 2012 as total operating income increased to $177.9 million, from $52.4 million for the same period in 2012. The growth was primarily driven by the reduction of legal expenses, primarily resulting from the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation. The Global Funds transfer segment generated operating income growth of $13.0 million which was partially offset by a decline in operating income of $1.8 million from the Financial Paper Product segment.

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

(Amounts in millions)	2014	2013	2012
Income (loss) before income taxes	$72.6	$85.3	$(8.9)
Interest expense	44.2	47.3	70.9
Depreciation and amortization	55.5	50.7	44.3
Amortization of agent signing bonuses	53.8	42.8	33.6
EBITDA	226.1	226.1	139.9
Significant items impacting EBITDA:
Securities settlements	(45.4)	—	(10.0)
Reorganization and restructuring costs (1)	30.5	3.2	19.3
Compliance enhancement program	26.7	2.8	—
Legal and contingent matters (2)	16.4	2.5	119.2
Losses related to agent closures	7.4	—	—
Stock-based and contingent performance compensation (3)	6.9	14.1	9.2
Direct monitor costs (4)	6.5	—	—
Capital transaction costs (5)	2.1	—	0.3
Debt extinguishment (6)	—	45.3	—
Severance and related costs	—	1.5	1.0
Adjusted EBITDA	$277.2	$295.5	$278.9
(1) Reorganization and restructuring costs in 2014 relate to the 2014 Global Transformation Program whereas costs in 2013 and 2012 relate to the 2010 Global Transformation Initiative.
(2) Legal and contingent matters in 2014 consist of $11.0 million related to the state Civil Investigative Demands accrual and other matters whereas costs in 2012 are primarily in connection with the settlement related to the MDPA/U.S. DOJ investigation and certain ongoing legal matters.
(3) Stock-based compensation and one-time contingent performance award payable after three years based on achievement of certain performance targets.
(4) Direct compliance monitor expenses were not an adjusted item in 2013 but are adjusted in 2014 going forward. The direct compliance monitor expenses were $6.1 million for the year ended December 31, 2013.
(5) Professional and legal fees incurred for the April 2, 2014 debt and equity transactions, subsequent shelf registration and capital contributions from investors' payment to Walmart for the Participation Agreement. See Note 12 — Stockholders' Deficit of the Notes to the Consolidated Financial Statements for additional information.
(6) Debt extinguishment costs in connection with the 2013 Credit Agreement and Note Repurchase.
As disclosed in our table above, for the year ended December 31, 2014, EBITDA has been adjusted for $45.4 million of securities settlements and the 2014 Global Transformation Program, which consists of: $26.7 million for the compliance enhancement program and $30.5 million for reorganization and restructuring costs. In addition, EBITDA has been adjusted for $6.5 million of direct monitor costs. For the year ended December 31, 2013, EBITDA was adjusted for $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the year ended December 31, 2012, EBITDA was adjusted for legal expense of $119.2 million, primarily due to the forfeiture related to the settlement of the MDPA/U.S. DOJ investigation and settlement of the shareholder lawsuit, as well as legal expenses related to these matters.
For 2014, the Company generated EBITDA of $226.1 million and Adjusted EBITDA of $277.2 million. When compared to 2013, EBITDA remained stable. The decline in revenue and the increase in the costs incurred for the 2014 Global Transformation Program were offset by a decrease in commissions expense and the $45.4 million of securities settlements in 2014. In 2014, Adjusted EBITDA decreased $18.3 million, or six percent, as a result of a decline in average face value per transaction, pricing and an increase in expenses for marketing. See additional descriptions of these changes in the "Results of Operations" section of Item 7 of this Annual Report on Form 10-K for additional disclosure.

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
Acquisition and Disposal Activity
Acquisition and disposal activity is set forth in Note 4 — Acquisitions of the Notes to the Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” We have historically utilized the assets in excess of payment service obligations measure in various liquidity and capital assessments. As of December 31, 2014, we have recast our Consolidated Balance Sheets to include the settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments in a new balance sheet caption, entitled "Settlement assets," in an amount equal to the "Payment service obligations" line item. The historically reported assets in excess of payment service obligations are now presented as unrestricted "Cash and cash equivalents" on the Consolidated Balance Sheets.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of cash and cash equivalents and our settlement assets as of December 31:

(Amounts in millions)	2014	2013
Cash and cash equivalents	$250.6	$318.8

Settlement assets:
Settlement cash and cash equivalents	1,657.3	1,909.7
Receivables, net	757.6	767.7
Interest-bearing investments	1,091.6	1,011.6
Available-for-sale investments	27.1	48.1
	3,533.6	3,737.1
Payment service obligations	$(3,533.6)	$(3,737.1)
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
We seek to maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under the 2013 Credit Agreement, will be sufficient to meet our anticipated funding requirements.

Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3 or better by Moody’s Investor Service, ("Moody’s"), and A- or better by Standard & Poors, ("S&P"), and in U.S. government money market funds rated Aaa by Moody’s and AAA by S&P. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of December 31, 2014, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $3.0 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments
Our investment portfolio includes $27.1 million of available-for-sale investments as of December 31, 2014. U.S. government agency residential mortgage-backed securities compose $14.5 million of our available-for-sale investments, while other asset-backed securities compose the remaining $12.6 million.
Clearing and Cash Management Banks
We collect and disburse money through a network of clearing and cash management banks. The relationships with these banks are a critical component of our ability to maintain our global active funding requirements on a timely basis. We have agreements with six active clearing banks that provide clearing and processing functions for official checks, money orders and other draft instruments. We have four active official check clearing banks, which provide sufficient capacity for our official check business. We rely on three active banks to clear our retail money orders and believe that these banks provide sufficient capacity for that business. We also maintain relationships with a variety of domestic and international cash management banks for electronic funds transfer and wire transfer services used in the movement of consumer funds and agent settlements.
Special Purpose Entities
For certain financial institution customers, we established individual special purpose entities, ("SPEs"), upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. For the years ending December 31, 2014 and 2013, these SPEs had settlement assets equal to payment service obligations of $3.1 million and $7.2 million, respectively. See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements for additional disclosure.
Credit Facilities
Our credit facilities consist of the 2013 Credit Agreement. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure. The following table is a summary of principal payments and debt issuance from January 1, 2012 to December 31, 2014:

	2011 Credit Agreement				2013 Credit Agreement
(Amounts in millions)	Senior secured credit facility due 2020	Tranche B-1 term loan facility due 2020	Revolving facility	Second lien notes due 2018	Senior secured credit facility due 2020	Revolving facility	Tranche B-1 term loan facility due 2020	Total Debt
Balance at January 1, 2012	$340.0	$149.6	$—	$325.0	$—	$—	$—	$814.6
2012 payments	—	(1.5)	—	—	—	—	—	(1.5)
2013 new debt issued	—	—	—	—	850.0	—	—	850.0
2013 payments	(340.0)	(148.1)	—	(325.0)	(6.4)	—	—	(819.5)
2014 new debt issued	—	—	—	—	—	—	130.0	130.0
2014 payments	—	—	—	—	(9.5)	—	—	(9.5)
Balance at December 31, 2014	$—	$—	$—	$—	$834.1	$—	$130.0	$964.1
We have paid down $17.4 million of our outstanding debt since January 2012, excluding payments related to our debt refinancing of $813.1 million. We continue to evaluate further reductions of our outstanding debt ahead of scheduled maturities.

The following table is a summary of our outstanding debt at December 31:

	Interest Rate for 2014	Original Facility Size	Outstanding		2015 Interest (1)
(Dollars in millions)			2014	2013
2013 Credit Agreement
Senior secured credit facility, due 2020	4.25%	$850.0	$833.6	$842.9	$35.8
Tranche B-1 term loan facility due 2020	4.25%	130.0	129.9	—	5.6
Total debt at December 31, 2014		$980.0	$963.5	$842.9	$41.4
(1) Reflects interest expected to be paid in 2015 using the rates in effect on December 31, 2014, assuming no prepayments of principal.
Our revolving credit facility has $150.0 million of borrowing capacity as of December 31, 2014. See Note 10 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At December 31, 2014, the Company was in compliance with its financial covenants; see Note 10 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure relating to the financial covenants. No dividends were paid on our common stock in 2014 and we do not anticipate declaring any dividends on our common stock during 2015.
On April 2, 2014, we entered into the Incremental Agreement, which provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (c) certain other amendments to the 2013 Credit Agreement further described in Note 10 — Debt of the Notes to Consolidated Financial Statements.
Equity Registration Rights Agreement
The Company and the Investors entered into a Registration Rights Agreement (the "Equity Registration Rights Agreement") on March 25, 2008, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates, also referred to collectively as the Registrable Securities. Under the terms of the Equity Registration Rights Agreement, we are required to file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities and keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the "Securities Act") until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. The SEC has declared effective a shelf registration statement on Form S-3 that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs. In December 2011, the Company completed a secondary offering pursuant to which the Investors sold an aggregate of 10,237,524 shares of Company common stock at a price of $16.25 per share in an underwritten offering. On April 2, 2014, the Company completed an underwritten secondary public offering by the Investors of an aggregate of 9,200,000 shares of the Company’s common stock. The selling stockholders received all of the proceeds from the offering. Also, on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from THL selling stockholders at a price of $16.25 per share.
Credit Ratings
As of December 31, 2014, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2013. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.

Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state liquidity requirements in 2014.
We are also subject to regulatory requirements in various countries outside of the U.S., which typically result in a requirement to either prefund agent settlements or hold minimum required levels of cash or guarantees within the applicable country. The amounts can fluctuate based on our level of activity and is likely to increase over time as our business expands internationally. Assets used to meet these regulatory requirements support our payment service obligations and are not available to satisfy other liquidity needs. As of December 31, 2014, we had $102.4 million of cash designated to meet regulatory requirements and such amounts are included in "Settlement assets" on the Consolidated Balance Sheet.
We were in compliance with all financial regulatory requirements as of December 31, 2014. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2014:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Debt, including interest payments	$1,178.9	$52.0	$102.7	$99.6	$924.6
Operating leases	69.7	15.3	19.5	16.5	18.4
Signing bonuses	132.5	59.5	61.6	9.4	2.0
Marketing	62.8	27.5	20.8	10.6	3.9
Total contractual cash obligations	$1,443.9	$154.3	$204.6	$136.1	$948.9
The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2014, and assuming no prepayments of principal. Our Consolidated Balance Sheet at December 31, 2014 includes $963.5 million of debt, net of unamortized discounts of $0.6 million. Operating leases consist of various leases for buildings and equipment used in our business. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $8.0 million to the defined benefit pension plan during 2014. We anticipate a minimum contribution of $4.0 million to the defined benefit pension plan in 2015. We also have certain unfunded pension and postretirement plans that require benefit payments over extended periods of time. During 2014, we paid benefits totaling $4.9 million related to these unfunded plans. Benefit payments under these unfunded plans are expected to be $15.2 million in 2015. Expected contributions and benefit payments under these plans are not included in the above table, as it is difficult to estimate the timing and amount of benefit payments and required contributions beyond the next 12 months. In January 2015, the Company announced a voluntary pension buyout program that may result in a reduction of our pension liability. Under the program, eligible deferred vested participants have the one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. The eligible participants have the ability to elect this option through the end of the first quarter of 2015 with settlement planned for the second quarter. If 50.0 percent of eligible participants elect the settlement option, the Company could reduce its pension obligations by $25.0 million. This would create an additional net cost of $6.7 million in 2015 with savings to the Company in future years of approximately $0.7 million annually.

The liability for unrecognized tax benefits was $31.7 million as of December 31, 2014. The Company’s consolidated income tax returns for fiscal years 2005-2009 were examined by the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. The Company petitioned the U.S. Tax Court contesting adjustments related to the securities losses in 2007, 2008 and 2009. As of December 31, 2013, the IRS and the Company reached a partial settlement allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS’s motion for partial summary judgment upholding the remaining adjustments in the Notices of Deficiency. While we expect to appeal the decision of the U.S. Tax Court, there can be no assurance that we will be successful in overturning the decision. Additionally, subsequent to the fourth quarter of 2014, the IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) that included disallowing $100.0 million of deductions related to payments the Company made to the United States government in connection with the DPA. The Company disagrees with adjustments in the RAR and expects to file a protest letter so that the issue will be considered by the IRS Appeals Division. Overall, if all of the Company’s positions, inclusive of the tax court matter and the 2011 through 2013 audit are ultimately rejected, the Company would be required to make cash payments of approximately $90.0 million based on benefits taken and taxable income earned through December 31, 2014. As a result of the tax court ruling, we expect to make a cash payment to the IRS of approximately $60.0 million in 2015 which would reduce our overall $90.0 million cash payment exposure to $30.0 million. These amounts are excluded from the table above as there is a high degree of uncertainty regarding the amount and timing of potential future cash outflows associated with these items, and we are unable to make a reasonably reliable estimate of the amount and period in which these might be paid.
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2014, the minimum commission guarantees had a maximum payment of $10.1 million over a weighted average remaining term of 3.1 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2014, the liability for minimum commission guarantees was $2.9 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows
Cash Flows from Operating Activities

(Amounts in millions)	2014	2013	2012
Net income (loss)	$72.1	$52.4	$(49.3)
Total adjustments to reconcile net income (loss)	(9.8)	103.7	125.6
Net cash provided by operating activities	$62.3	$156.1	$76.3
In 2014, 2013 and 2012, operating activities generated net cash of $62.3 million, $156.1 million and $76.3 million, respectively. Cash provided by operating activities decreased for the year ended December 31, 2014 due to an increase in signing bonus payments. Cash provided by operating activities increased for the year ended December 31, 2013 due to an increase in consolidated operating income. Cash provided by operating activities decreased for the year ended December 31, 2012 due to a decrease in consolidated operating income.
The Company, in conjunction with its November 2012 settlement of the MDPA/U.S. DOJ investigation, paid a forfeiture of $65.0 million in November 2012 and $35.0 million in January 2013. These payments were made with the Company’s cash on hand, and no borrowings or other external sources of liquidity were required. This $100.0 million settlement did not have an adverse effect on the credit ratings of the Company and did not adversely affect compliance with financial covenants pertaining to any of the Company’s credit agreements.
No income tax refunds were received for 2014 and $0.8 million were received in 2013; no refunds were received for 2012. We made income tax payments of $6.4 million, $8.0 million and $2.9 million during 2014, 2013 and 2012, respectively.
Cash Flows from Investing Activities

(Amounts in millions)	2014	2013	2012
Purchases of property and equipment	$(85.8)	$(48.8)	$(59.6)
Cash paid for acquisitions, net of cash acquired	(11.5)	(15.4)	—
Proceeds from disposal assets	0.9	0.7	1.0
Net cash used in investing activities	$(96.4)	$(63.5)	$(58.6)

In 2014, investing activities used cash of $96.4 million, primarily from $85.8 million of capital expenditures and $11.5 million for our acquisition activities, which were partially offset by proceeds of $0.9 million from the disposal of assets.
In 2013, investing activities used cash of $63.5 million, primarily from $48.8 million of capital expenditures and $15.4 million for our acquisition activities, which were partially offset by proceeds of $0.7 million from the disposal of assets.
In 2012, investing activities used cash of $58.6 million, primarily from $59.6 million of capital expenditures, partially offset by proceeds of $1.0 million from the disposal of assets.
Cash Flows from Financing Activities

(Amounts in millions)	2014	2013	2012
Proceeds from issuance of debt	$129.8	$850.0	$—
Transaction costs for issuance and amendment of debt	(5.1)	(11.8)	—
Principal payments on debt	(9.5)	(819.5)	(1.5)
Prepayment penalty	—	(21.5)	—
Proceeds from exercise of stock options	0.4	1.1	—
Stock repurchase	(149.7)	—	—
Net cash used in financing activities	$(34.1)	$(1.7)	$(1.5)
In 2014, financing activities used $34.1 million of cash primarily associated with the stock repurchase. The proceeds from the debt issuance were used to fund the stock repurchase in April 2014. In 2013, financing activities used $1.7 million of cash primarily associated with the 2013 Credit Agreement. In 2012, financing activities used $1.5 million of cash for payments on debt.

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
Although we believe that Adjusted Free Cash Flow enhances investors' understanding of our business and performance, this non-GAAP financial measure should not be considered an exclusive alternative to accompanying GAAP financial measures. The following table is a reconciliation of this non-GAAP financial measure to the related GAAP financial measure for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Income (loss) before income taxes	$72.6	$85.3	$(8.9)
Interest expense	44.2	47.3	70.9
Depreciation and amortization	55.5	50.7	44.3
Amortization of agent signing bonuses	53.8	42.8	33.6
EBITDA (1)	226.1	226.1	139.9
Significant items impacting EBITDA:
Securities settlements	(45.4)	—	(10.0)
Reorganization and restructuring costs	30.5	3.2	19.3
Compliance enhancement program	26.7	2.8	—
Legal and contingent matters	16.4	2.5	119.2
Losses related to agent closures	7.4	—	—
Stock-based and contingent performance compensation	6.9	14.1	9.2
Direct monitor costs	6.5	—	—
Capital transaction costs	2.1	—	0.3
Debt extinguishment	—	45.3	—
Severance and related costs	—	1.5	1.0
Contribution from investors	—	—	—
Adjusted EBITDA (1)	$277.2	$295.5	$278.9
Cash interest expense	(41.1)	(43.9)	(64.4)
Cash tax expense	(6.4)	(8.0)	(2.9)
Cash payments for capital expenditures	(85.8)	(48.8)	(59.6)
Cash payments for agent signing bonuses	(93.9)	(45.0)	(36.2)
Adjusted Free Cash Flow	$50.0	$149.8	$115.8
(1) See “EBITDA and Adjusted EBITDA” section of this MD&A for the descriptions of the adjustments to arrive at these measures.
We calculate Adjusted Free Cash Flow by beginning with Adjusted EBITDA, which is adjusted for significant items. As disclosed in our table above, our Adjusted EBITDA for the year ended December 31, 2014 adjusts $57.2 million of costs in connection with the 2014 Global Transformation Program. For the year ended December 31, 2013 our Adjusted EBITDA adjusts $45.3 million of debt extinguishment costs in connection with the 2013 Credit Agreement. For the year ended December 31, 2012, legal expenses of $119.2 million were adjusted out of our Adjusted EBITDA, primarily related to the settlement of the MDPA/U.S. DOJ investigation and settlement of the shareholder lawsuit, as well as legal expenses related to these matters.
For 2014, Adjusted Free Cash Flow decreased $99.8 million, or 67 percent, to $50.0 million from $149.8 million in 2013. The decrease was a result of an increase of $48.9 million in cash paid for agent signing bonuses, an increase in cash paid for capital expenditures of $37.0 million primarily in connection with the 2014 Global Transformation Program, and overall fee and other revenue decline of one percent when compared to 2013. See additional descriptions of these changes in the "Results of Operations" and "Analysis of Cash Flows" sections of Item 7 of this Annual Report on Form 10-K for additional disclosure.

For 2013, Adjusted Free Cash Flow increased $34.0 million, or 29 percent, to $149.8 million from $115.8 million in 2012. The increase was a result of a reduction of $20.5 million in cash paid for interest as a result of the 2013 Credit Agreement, a decrease in cash paid for capital expenditures of $10.8 million, and overall fee and other revenue growth of 10 percent, which was partially offset by increased cash paid for agent signing bonuses of $8.8 million and increased commissions expense.
Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2014, we had repurchased a total of 8,228,573 shares of our common stock under this authorization and have remaining authorization to purchase up to 3,771,427 shares. See "Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities" section of Item 5 of this Annual Report on Form 10-K for a summary of share repurchases made by the Company during the year ended December 31, 2014 under the repurchase authorization.
Under the terms of our outstanding credit facilities, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2014, and we do not anticipate declaring any dividends on our common stock during 2015.
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
Goodwill — We have two reporting units: Global Funds Transfer and Financial Paper Products. Our Global Funds Transfer reporting unit is the only reporting unit that carries goodwill. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections by reporting unit. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If not, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.
We did not recognize a goodwill impairment loss for 2014, 2013 or 2012. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2014 was $442.5 million. No goodwill is assigned to the Financial Paper Products reporting unit. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10 percent decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10 percent as of December 31, 2014, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
Fair Value of Investment Securities — The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments are comprised primarily of U.S. government agency debenture securities, residential mortgage-backed securities collateralized by U.S. government agency debenture securities and other asset-backed securities.

We estimate fair value for our investments as an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants. Observable price quotes for our exact securities are not available. For our government agency debentures and residential mortgage-backed securities, similar securities trade with sufficient regularity to allow observation of market inputs needed to estimate fair value. For our other asset-backed securities, the overall liquidity and trading within the relevant markets is not strong. Accordingly, observable market inputs are not as readily available and estimating fair value is more subjective. See Note 5 — Fair Value Measurement of the Notes to the Consolidated Financial Statements for additional disclosure.
Pension — Through our qualified pension plan and various supplemental executive retirement plans, collectively referred to as our “pension” plans, we provide defined benefit pension plan coverage to certain employees and employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.
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
Lower discount rates increase the plan obligation and subsequent year pension expense, while higher discount rates decrease the plan obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased 2014 pension expense by $0.4 million. If the discount rate increased by 50 basis points pension expense would have decreased by $0.4 million. Changing the expected rate of return by 50 basis points would have increased/decreased 2014 pension expense by $0.6 million.
Income Taxes — Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and generally accepted accounting principles.
We file tax returns in multiple states within the U.S. and various countries. Our tax filings for all periods are subject to audit by tax authorities; the U.S. federal income tax filings for fiscal years 2005 through 2013 are currently subject to audit.
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

The carrying amount of deferred tax assets must be reduced through a valuation allowance if it is more-likely-than-not that the deferred tax asset will not be realized. In the period in which a valuation allowance is recorded, we would record tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is reversed.
In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood that the deferred tax assets will be realized. Our assessment of whether a valuation allowance is required or should be adjusted requires judgment and is completed on a taxing jurisdiction basis. We consider, among other matters: the nature, frequency and severity of any cumulative financial reporting losses; the ability to carry back losses to prior years; future reversals of existing taxable temporary differences; tax planning strategies and projections of future taxable income. We also consider our best estimate of the outcome of any on-going examinations based on the technical merits of the position, historical procedures and case law, among other items.
As of December 31, 2014, we have recorded a valuation allowance of $137.6 million against gross net deferred tax assets of $169.8 million. The valuation allowance primarily relates to our tax loss carryovers and basis difference in revalued investments. While we believe that the basis for estimating our valuation allowance is strong, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
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
Performance-based share awards require management to make assumptions regarding the likelihood of achieving market and performance goals. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions as outlined in Note 13  — Stock-Based Compensation of the Notes to the Consolidated Financial Statements.
Recent Accounting Developments
Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of this Annual Report. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

•	our ability to compete effectively;

•
our ability to maintain key agent or biller relationships, a reduction in business or transaction volume from these relationships, including our largest agent, Walmart, through the recent introduction by Walmart of a competing white label branded money transfer product or otherwise;

•	the impact of our new U.S. to U.S. pricing strategy;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations;

•
litigation and regulatory proceedings involving us or our agents, including the outcome of ongoing investigations by several state governments, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	possible uncertainties relating to compliance with and the impact of the DPA;

•	current and proposed regulations addressing consumer privacy and data use and security;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	a security or privacy breach in systems on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	weakened consumer confidence in our business or money transfers generally;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•
our ability to implement our Global Transformation Program as planned, whether the expected amount of costs associated with such program will exceed our forecasts and whether we will be able to realize the full amount of estimated savings from such program;

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate, foreign currency exchange and operational risk. See Part 1, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business, and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
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
At December 31, 2014, the Company’s investment portfolio of $3.0 billion was primarily comprised of interest-bearing cash accounts, deposit accounts, time deposits, certificates of deposit and U.S. government money market funds. Based on investment policy restrictions, investments are limited to U.S. government securities and securities of agencies of the U.S. government, certificates of deposit and time deposits with banks with minimum debt ratings of A3 (Moody’s) and A- (S&P), commercial paper with minimum ratings of A-1 (Moody’s) and P-1 (S&P) and U.S. dollar denominated SEC registered senior notes of corporations with minimum ratings of A3 and A-. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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

The following table is a detailed summary of our investment portfolio as of December 31, 2014:

(Dollars in millions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash equivalents collateralized by securities issued by U.S. government agencies	2	$9.8	—%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	14.5	1%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	4	402.7	13%
Cash, cash equivalents and interest-bearing investments at institutions rated A	12	2,175.7	72%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	1	10.7	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	7	38.3	1%
Other asset-backed securities	N/A	12.6	1%
Investment portfolio held within the U.S.	26	2,664.3	88%
Cash held on-hand at owned retail locations	N/A	13.5	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	2	4.5	—%
Cash, cash equivalents and interest-bearing investments at institutions rated A	10	275.1	9%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	41	69.2	2%
Investment portfolio held outside the U.S.	53	362.3	12%
Total investment portfolio		$3,026.6	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
At December 31, 2014, all but $12.6 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 99 percent of the portfolio is invested in cash, cash equivalents and interest-bearing investments, with 88 percent of our total investment portfolio invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents through the money transfer and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. For the twelve months ended December 31, 2014, our annual credit losses from agents, as a percentage of total fee and other revenue, was less than one percent. As of December 31, 2014, we had credit exposure to our agents of $441.3 million in the aggregate spread across 12,240 agents, of which four agents owed us in excess of $15.0 million.
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2014, we had a credit exposure to our official check financial institution customers of $288.2 million in the aggregate spread across 1,017 financial institutions, of which one owed us in excess of $15.0 million.
With respect to our credit union customers, our credit exposure is partially mitigated by National Credit Union Administration insurance and we have required certain credit union customers to provide us with larger balances on deposit and/or to issue cashier’s checks only. While the value of these assets are not at risk in a disruption or collapse of a counterparty financial institution, the delay in accessing our assets could adversely affect our liquidity and potentially our earnings depending upon the severity of the delay and corrective actions we may need to take.
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
Credit risk management is complemented through functionality within our point-of-sale system, which can enforce credit limits on a real-time basis. The system also permits us to remotely disable an agent’s terminals and cause a cessation of transactions.
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
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2014, the Company held $631.2 million, or 21 percent, of the investment portfolio in fixed rate investments.
At December 31, 2014, the Company’s other asset-backed securities are priced on average at four percent of face value for a total fair value of $12.6 million. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. Any resulting adverse movement in our stockholders’ deficit or settlement assets from declines in investments would not result in regulatory or contractual compliance exceptions.
Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing cash accounts, deposit accounts, time deposits, certificates of deposit and U.S. government money market funds. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. In the current environment, the federal funds effective rate is so low that most of our financial institution customers are in a “negative” commission position, and therefore, we do not owe any commissions to these customers.
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
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The “ramp” analysis assumes that interest rates change in even increments over the next 12 months. The “shock” analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax income that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” In the current interest rate environment where rates are approaching zero, our risk associated with declining rates is not material. A moderately rising interest rate environment would be generally beneficial to the Company because variable rate assets exceed our variable rate liabilities, and certain of our variable rate liabilities will not react to increases in interest rates until those rates exceed the floor set for the index rate on the corresponding debt.

The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2014:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(2.7)	$(2.6)	$(2.4)	$4.3	$8.6	$17.1
Investment commissions expense	0.5	0.5	0.5	(1.1)	(2.6)	(9.2)
Interest expense	NM	NM	NM	NM	(0.9)	(2.7)
Change in pretax income	$(2.2)	$(2.1)	$(1.9)	$3.2	$5.1	$5.2
NM = Not meaningful
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2014:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(3.0)	$(3.0)	$(3.0)	$9.3	$18.7	$37.3
Investment commissions expense	0.5	0.5	0.5	(1.9)	(4.8)	(20.0)
Interest expense	NM	NM	NM	NM	(4.1)	(11.2)
Change in pretax income	$(2.5)	$(2.5)	$(2.5)	$7.4	$9.8	$6.1
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2014 was a loss of $1.0 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2014, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net increase to our operating income of $0.1 million.
Had the euro appreciated or depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2014, pre-tax operating income would have increased/decreased approximately $10.4 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static, and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
Translation risk is generated from the accounting translation of the financial statements of foreign subsidiaries (from their functional currency) into U.S. dollars for consolidation and does not have a significant impact on company results. These translation adjustments are recorded in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

Operational Risk
Operational risk represents the potential for loss resulting from our operations. This may include, but is not limited to, the risk of fraud by employees or external parties, business continuation and disaster recovery, errors related to transaction processing and technology, unauthorized transactions and breaches of information security and compliance requirements. This risk may also include the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory requirements. Management has direct responsibility for identifying, controlling and monitoring operational risks within their business. Business managers maintain a system of controls to provide transaction authorization and execution, safeguarding of assets from misuse or theft and to ensure the quality of financial and other data. Our Business Resiliency Group works with each business function to develop plans to support business resumption activities including technology, networks and data centers. Our internal audit function tests the system of internal controls through risk-based audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K on pages F-1 through F-58. See the “Index to Financial Statements” on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Other than those described in Item 4 — Controls and Procedures in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, are subject to our Code of Conduct. Our directors are also subject to our Code of Conduct. These documents are posted on our website at corporate.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth in Item 1 – Available Information. We will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on our website. The information on our website is not part of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.
PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	The financial statements listed in the “Index to Financial Statements” are filed as part of this Annual Report on Form 10-K.
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

MoneyGram International, Inc.
(Registrant)

Date:	March 3, 2015	By:	/S/ PAMELA H. PATSLEY
Pamela H. Patsley
Chairman and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pamela H. Patsley	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2015
Pamela H. Patsley

/s/ W. Alexander Holmes	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 3, 2015
W. Alexander Holmes

/s/ Angela McQuien	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2015
Angela McQuien

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Thomas M. Hagerty	Peggy Vaughan

By:	/s/ F. Aaron Henry	March 3, 2015
F. Aaron Henry
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
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

3.1
Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated June 28, 2004 (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed on March 15, 2010).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 12, 2009 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed March 15, 2010).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed November 14, 2011).

3.5
Bylaws of MoneyGram International, Inc., as amended and restated September 10, 2009 (Incorporated by reference from Exhibit 3.01 to Registrant’s Current Report on Form 8-K filed on September 16, 2009).

3.6	Amendment to Bylaws of MoneyGram International, Inc., dated as of January 25, 2012 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 27, 2012).
3.7	Amendment to Bylaws of MoneyGram International, Inc., dated as of December 10, 2013 (Incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 16, 2013).
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

†10.7
Deferred Compensation Plan for Directors of Viad Corp, as amended August 19, 2004 (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2004).

†10.8
Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II), as amended and restated August 16, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on August 22, 2007).

†10.9
First Amendment of the Amended and Restated MoneyGram International, Inc. Executive Severance Plan (Tier II) (Incorporated by reference from Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

†10.10	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10.11	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10.12
Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.13	Viad Corporation Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.14
Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.15
Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between THL Managers VI, LLC and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 18, 2008).

10.16
Amended and Restated Fee Arrangement Letter, dated March 17, 2008, between Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.17
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

†10.20
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Restricted Stock Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.21
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, as amended February 16, 2005 (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.22
Form of MoneyGram International, Inc. 2004 Omnibus Incentive Plan Non-Qualified Stock Option Agreement for Directors as adopted February 16, 2005 (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on February 23, 2005).

†10.23
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective June 30, 2005 (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 5, 2005).

†10.24
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.7 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.25
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Restricted Stock Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.9 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.26
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (US Version) (Incorporated by reference from Exhibit 99.6 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.27
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective August 17, 2005 (UK Version) (Incorporated by reference from Exhibit 99.8 to Registrant’s Current Report on Form 8-K filed on August 23, 2005).

†10.28
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (US version) (Incorporated by reference from Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.29
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective February 15, 2006 (UK Version) (Incorporated by reference from Exhibit 10.42 to Registrant’s Annual Report on Form 10-K filed on March 1, 2006).

†10.30
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Non-Qualified Stock Option Agreement, effective May 8, 2007 (Incorporated by reference from Exhibit 99.04 to Registrant’s Current Report on Form 8-K filed on May 14, 2007).

†10.31
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

†10.36
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.37
Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.38
Amendment to Non-Qualified Stock Option Agreements, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.39
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
†10.41
First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

†10.42
The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust, dated January 5, 2005 (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

10.43
Money Services Agreement between Wal-Mart Stores, Inc. and MoneyGram Payment Systems, Inc. dated February 1, 2005 as amended (Incorporated by reference from Exhibit 10.71 to Registrant’s Annual Report on Form 10-K filed on March 25, 2008).

10.44
Letter Agreement, effective as of July 26, 2012, amending that certain Money Services Agreement, effective February 1, 2005, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

†10.45
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.46	MoneyGram International, Inc. Severance Plan, restated effective February 17, 2010 (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
†10.47
Non-Employee Director Compensation Arrangements, revised to be effective as of January 1, 2014 (Incorporated by reference from Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed March 3, 2014).

†10.48	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.49
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.50
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.51
MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated March 25, 2013 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2013).

+10.52
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

10.53
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.54
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.55
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.56
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.57
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.58
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.59
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.60
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.61
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

+10.62
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

10.63
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.64
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.65
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.66
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.67
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

†10.68
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.69
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.70
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.71
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France) (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.72
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.73	Form of Severance Agreement (Incorporated by reference from Exhibit 10.95 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
10.74
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

10.75
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

10.76
Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).

†10.77
Employment Agreement, dated as of March 27, 2013, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.78
Note Purchase Agreement, dated as of March 27, 2013, by and among MoneyGram Payment Systems Worldwide, Inc., GSMP V Onshore US, Ltd., GSMP V Offshore US, Ltd. and GSMP V Institutional US, Ltd. (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013).

10.79
Stock Repurchase Agreement, dated March 26, 2014, by and among the Company and the THL Selling Stockholders (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 31, 2014).

†10.80
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.81
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.82
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.83
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Long-Term Incentive Cash Performance Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.84
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (for one-time contingent performance awards) (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.85
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.86
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.87
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.88
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.89
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.90
Global Time-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.91
Global Performance-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

*†10.92	Settlement Agreement, dated as of January 8, 2015, by and between MoneyGram International Limited and Carl-Olav Scheible.
*†10.93	Form of 2014 Cash Retention Award Agreement.
*†10.94	2014 Cash Retention Award Agreement, dated December 10, 2014, between MoneyGram International, Inc. and Pamela H. Patsley.
*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that the Company designed and maintained effective internal control over financial reporting as of December 31, 2014.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility Statement. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 3, 2015 expressed as an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ deficit for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 2015

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2014	2013
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$250.6	$318.8
Settlement assets	3,533.6	3,737.1
Property and equipment, net	165.6	134.8
Goodwill	442.5	435.2
Other assets	249.9	161.0
Total assets	$4,642.2	$4,786.9
LIABILITIES
Payment service obligations	$3,533.6	$3,737.1
Debt	963.5	842.9
Pension and other postretirement benefits	125.7	98.4
Accounts payable and other liabilities	202.1	185.5
Total liabilities	4,824.9	4,863.9
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 71,282 and 109,239 issued at December 31, 2014 and December 31, 2013, respectively	183.9	281.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 and 62,263,963 shares issued at December 31, 2014 and December 31, 2013, respectively	0.6	0.6
Additional paid-in capital	982.8	1,011.8
Retained loss	(1,144.6)	(1,214.4)
Accumulated other comprehensive loss	(67.1)	(33.0)
Treasury stock: 5,734,338 and 4,300,782 shares at December 31, 2014 and December 31, 2013, respectively	(138.3)	(123.9)
Total stockholders’ deficit	(182.7)	(77.0)
Total liabilities and stockholders’ deficit	$4,642.2	$4,786.9
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2014	2013	2012
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,438.4	$1,456.8	$1,328.6
Investment revenue	16.5	17.6	12.6
Total revenue	1,454.9	1,474.4	1,341.2
EXPENSES
Fee and other commissions expense	666.0	677.8	599.2
Investment commissions expense	0.4	0.4	0.3
Total commissions expense	666.4	678.2	599.5
Compensation and benefits	275.0	264.9	241.6
Transaction and operations support	332.2	253.7	355.7
Occupancy, equipment and supplies	54.4	49.0	47.7
Depreciation and amortization	55.5	50.7	44.3
Total operating expenses	1,383.5	1,296.5	1,288.8
OPERATING INCOME	71.4	177.9	52.4
Other (income) expense
Net securities gains	(45.4)	—	(10.0)
Interest expense	44.2	47.3	70.9
Debt extinguishment costs	—	45.3	—
Other costs	—	—	0.4
Total other (income) expenses, net	(1.2)	92.6	61.3
Income (loss) before income taxes	72.6	85.3	(8.9)
Income tax expense	0.5	32.9	40.4
NET INCOME (LOSS)	$72.1	$52.4	$(49.3)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$1.10	$0.73	$(0.69)
Diluted	$1.10	$0.73	$(0.69)

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per share
Basic	65.3	71.6	71.5
Diluted	65.5	71.9	71.5
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31,	2014	2013	2012
(Amounts in millions)
NET INCOME (LOSS)	$72.1	$52.4	$(49.3)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of ($0.2), $4.7 and $1.4	(6.1)	1.0	(5.2)
Net change in pension liability, net of tax benefit of $2.5, $2.7 and $2.2	4.1	4.8	3.5
Valuation adjustment for pension and postretirement benefit plans, net of tax (benefit) expense of ($13.4), $7.4 and ($8.7)	(23.2)	12.6	(14.2)
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($5.2), $0.5 and $1.0	(8.9)	0.9	1.6
Other comprehensive (loss) income	(34.1)	19.3	(14.3)
COMPREHENSIVE INCOME (LOSS)	$38.0	$71.7	$(63.6)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2014	2013	2012
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72.1	$52.4	$(49.3)
Depreciation and amortization	55.5	50.7	44.3
Signing bonus amortization	53.8	42.8	33.6
Provision for deferred income taxes	5.5	12.0	29.8
Loss on debt extinguishment	—	45.3	—
Amortization of debt discount and deferred financing costs	3.1	3.3	5.7
Non-cash compensation and pension expense	15.2	20.3	17.4
Signing bonus payments	(93.9)	(45.0)	(36.2)
Change in other assets	(34.8)	29.2	3.6
Change in accounts payable and other liabilities	(8.3)	(58.4)	31.5
Other non-cash items, net	(5.9)	3.5	(4.1)
Net cash provided by operating activities	62.3	156.1	76.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85.8)	(48.8)	(59.6)
Cash paid for acquisitions, net of cash acquired	(11.5)	(15.4)	—
Proceeds from disposal of assets	0.9	0.7	1.0
Net cash used in investing activities	(96.4)	(63.5)	(58.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	850.0	—
Transaction costs for issuance and amendment of debt	(5.1)	(11.8)	—
Principal payments on debt	(9.5)	(819.5)	(1.5)
Prepayment penalty	—	(21.5)	—
Proceeds from exercise of stock options	0.4	1.1	—
Stock repurchase	(149.7)	—	—
Net cash used in financing activities	(34.1)	(1.7)	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(68.2)	90.9	16.2
CASH AND CASH EQUIVALENTS—Beginning of period	318.8	227.9	211.7
CASH AND CASH EQUIVALENTS—End of period	$250.6	$318.8	$227.9
Supplemental cash flow information:
Cash payments for interest	$41.1	$43.9	$64.4
Cash payments for income taxes	$6.4	$8.0	$2.9
Change in accrued purchases of property and equipment	$2.1	$7.9	$(2.9)
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2012	$281.9	$0.6	$989.2	$(1,216.6)	$(38.0)	$(127.3)	$(110.2)
Net loss	—	—	—	(49.3)	—	—	(49.3)
Stock-based compensation	—	—	8.6	—	—	0.6	9.2
Capital contribution from investors	—	—	3.2	—	—	—	3.2
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(5.2)	—	(5.2)
Net change in pension liability, net of tax	—	—	—	—	3.5	—	3.5
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(14.2)	—	(14.2)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	1.6	—	1.6
December 31, 2012	281.9	0.6	1,001.0	(1,265.9)	(52.3)	(126.7)	(161.4)
Net income	—	—	—	52.4	—	—	52.4
Stock-based compensation	—	—	10.5	(0.9)	—	2.8	12.4
Capital contribution from investors	—	—	0.3	—	—	—	0.3
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1.0	—	1.0
Net change in pension liability, net of tax	—	—	—	—	4.8	—	4.8
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	12.6	—	12.6
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.9	—	0.9
December 31, 2013	281.9	0.6	1,011.8	(1,214.4)	(33.0)	(123.9)	(77.0)
Net income	—	—	—	72.1	—	—	72.1
Stock-based compensation	—	—	5.4	(2.3)	—	2.3	5.4
Capital contribution from investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of shares	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Stock repurchase	—	—	—	—	—	(16.7)	(16.7)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(6.1)	—	(6.1)
Net change in pension liability, net of tax	—	—	—	—	4.1	—	4.1
Valuation adjustment for pension and postretirement benefit plans, net of tax	—	—	—	—	(23.2)	—	(23.2)
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(8.9)	—	(8.9)
December 31, 2014	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The GFT segment provides global money transfer services and bill payment services to consumers through a network of agent locations. The FPP segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
As of December 31, 2014, we have recast our Consolidated Balance Sheets to include the settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments in a new balance sheet caption, entitled "Settlement assets," in an amount equal to "Payment service obligations." The historically reported Assets in excess of payment service obligations are now presented as unrestricted "Cash and cash equivalents" on the Consolidated Balance Sheets. Prior year amounts have been reclassified to conform to current year presentation.
Similar presentation changes have been made on the prior year Consolidated Statement of Cash Flows to conform to current year presentation disclosing ending unrestricted "Cash and cash equivalents." In addition, we have recast the Consolidated Statements of Cash Flows to net the changes in Settlement assets and Payment service obligations in the operating section of the statement. Historically, investments used to settle payment service obligations were included in the investing section of the cash flow statement; however, settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments, the receipt of which creates an equal and offsetting settlement obligation for subsequent payment to the intended recipient. Settlement assets are segregated due to their restricted nature, as they are held for payout to customers and subject to restrictions by various U.S. state agencies and foreign jurisdictions pursuant to licensing requirements. Since "Settlement assets" and the related "Payment service obligations" fluctuate in equal amounts with another, they do not have a net impact on the Company’s cash flows.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on historical experience, future expectations and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and assumptions are reviewed on an ongoing basis and are revised when necessary. Changes in estimates are recorded in the period of change. Actual amounts may differ from these estimates.
Principles of Consolidation — The consolidated financial statements include the accounts of MoneyGram International, Inc. and its subsidiaries. Intercompany profits, transactions and account balances have been eliminated in consolidation.
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the Financial Paper Products segment in the Consolidated Statements of Operations. For the years ending December 31, 2014 and 2013, the Company’s SPEs had settlement assets and payment service obligations of $3.1 million and $7.2 million, respectively.

Note 2 — Summary of Significant Accounting Policies

Cash and cash equivalents — The Company defines cash and cash equivalents and settlement cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.
Settlement assets and payment service obligations — Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets consists of cash and cash equivalents, receivables and investments. Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed to investment brokers for purchased securities; and unclaimed instruments owed to various states. These obligations are recognized by the Company at the time the underlying transactions occur.
The Company’s licensed entity, MoneyGram Payment Systems, Inc. (“MPSI”), is regulated by various U.S. state agencies that generally require the Company to maintain a pool of assets with an investment rating of A or higher (“permissible investments”) in an amount equal to the payment service obligations, as defined by each state, for those regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory payment service assets measure varies by state, but in all cases excludes investments rated below A-. The most restrictive states may also exclude assets held at banks that do not belong to a national insurance program, varying amounts of accounts receivable balances and/or assets held in one of the SPEs. The regulatory payment service obligations measure varies by state, but in all cases is substantially lower than the Company’s payment service obligations as disclosed in the Consolidated Balance Sheets as the Company is not regulated by state agencies for payment service obligations resulting from outstanding cashier’s checks or for amounts payable to agents and brokers.
Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution in the United Kingdom enabling us to offer our money transfer service in the European Economic Area. We are also subject to licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of settlement assets in an amount equivalent to outstanding payment service obligations, as defined by our various regulators.

The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2014. The following table summarizes the amount of Settlement assets and Payment service obligations as of December 31:

(Amounts in millions)	2014	2013
Settlement assets:
Settlement cash and cash equivalents	$1,657.3	$1,909.7
Receivables, net	757.6	767.7
Interest-bearing investments	1,091.6	1,011.6
Available-for-sale investments	27.1	48.1
	3,533.6	3,737.1
Payment service obligations	$(3,533.6)	$(3,737.1)
Receivables, net (included in settlement assets) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible as determined based on known delinquent accounts and historical trends. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are generally written off against the allowance one year after becoming past due. The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Beginning balance	$10.7	$11.7	$10.5
Charged to expense	11.1	9.6	7.5
Write-offs, net of recoveries	(11.1)	(10.6)	(6.3)
Ending balance	$10.7	$10.7	$11.7
Investments (included in settlement assets) — The Company classifies securities as interest-bearing or available-for-sale. The Company has no securities classified as trading or held-to-maturity. Time deposits and certificates of deposits with original maturities of up to 24 months are classified as interest-bearing investments and recorded at amortized cost. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholders’ deficit. Realized gains and losses and other-than-temporary impairments are recorded in the Consolidated Statements of Operations.
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

Securities with gross unrealized losses as of the balance sheet date, are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment, or whether it is more likely than not that we will sell an investment before recovery of its amortized cost basis. The Company evaluates mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Any impairment charges and other securities gains and losses are included in the Consolidated Statements of Operations under “Net securities gains.”
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
Derivative Financial Instruments — The Company recognizes derivative financial instruments in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value is recognized through the “Transaction and operations support” line in the Consolidated Statements of Operations in the period of change. See Note 7 — Derivative Financial Instruments for additional disclosure.
Property and Equipment — Property and equipment includes equipment at agent locations, communication equipment, computer hardware, computer software, leasehold improvements, office furniture and equipment, land and signs, and is stated at cost net of accumulated depreciation. Property and equipment, with the exception of land, is depreciated using a straight-line method over the useful life or term of the lease or license. Land is not depreciated. The cost and related accumulated depreciation of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized in “Occupancy, equipment and supplies” in the Consolidated Statements of Operations. See Note 8 — Property and Equipment for additional disclosure. The following table summarizes the estimated useful lives by major asset category:

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
For the years ended December 31, 2014 and 2013, software development costs of $25.9 million and $14.1 million, respectively, were capitalized. At December 31, 2014 and 2013, there was $61.5 million and $50.3 million, respectively, of unamortized software development costs included in property and equipment.
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

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill and intangible assets with indefinite lives are not amortized, but are instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Type of Intangible Asset	Useful Life
Contractual and customer relationships	3-15 years
Patents	15 years
Non-compete agreements	3-5 years
Trademarks and licenses	36-40 years
Developed technology	5-7 years
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
The Company evaluates its goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” No impairment was recognized as a result of the October 1, 2014 testing.
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
Income Taxes — The provision for income taxes is computed based on the pre-tax income (loss) included in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-backs and carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which the Company expects the temporary differences to be recovered or paid. The Company's ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. The Company establishes valuation allowances for the Company's deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.
The liability for unrecognized tax benefits is recorded as a non-cash item in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The Company records interest and penalties for unrecognized tax benefits in “Income tax expense (benefit)” in the Consolidated Statements of Operations. See Note 14 — Income Taxes for additional disclosure.
Treasury Stock — Repurchased common stock is stated at cost and is presented as a separate component of stockholders’ deficit. See Note 12 — Stockholders’ Deficit for additional disclosure.
Foreign Currency Translation — The Company converts assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates and records the translation adjustments in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Income statements of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at the average exchange rate for the month. Foreign currency exchange transaction gains and losses are reported in “Transaction and operations support” in the Consolidated Statements of Operations.
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

•
Other revenue primarily consists of service charges on aged outstanding money orders and money order dispenser fees. Additionally, we maintain a liability for unclaimed payment instruments and money transfers and recognize breakage income when the likelihood of consumer pick-up becomes remote and there is no requirement for remitting balances to government agencies under unclaimed property laws.

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
In October 2013, the Company began to transition its MoneyGram Rewards loyalty program to a convenience card program, which does not feature points. The Company provided participants in the MoneyGram Rewards program until December 7, 2013 to redeem any outstanding program points, after which all points were canceled. As a result of the point cancellation, the Company had a reduction of marketing expense of $3.9 million in 2013. As of December 31, 2014, the Company has no remaining liability related to the loyalty program.
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
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $64.7 million, $57.4 million and $59.7 million for 2014, 2013 and 2012, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. The expense, net of estimated forfeitures, is recognized using the straight-line method. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation". Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining service (vesting) period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 13 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.

Reorganization and Restructuring Expenses — Reorganization and restructuring expenses consist of direct and incremental costs associated with reorganization, restructuring and related activities, including technology; process improvement efforts; independent consulting and contractors; severance; outplacement and other employee related benefits; facility closures, cease-use or related charges; asset impairments or accelerated depreciation and other expenses related to relocation of various operations to existing or new Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. The Company records severance-related expenses once they are both probable and estimable related to severance provided under an on-going benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are recognized when the liability is incurred. The Company evaluates impairment issues associated with reorganization activities when the carrying amount of the assets may not be fully recoverable, and also reviews the appropriateness of the remaining useful lives of impacted fixed assets. See Note 3 — Reorganization and Restructuring for additional disclosure of the Company’s reorganization and restructuring activities.
Earnings Per Share — For all periods in which it is outstanding, the D Stock is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.
The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the period ended December 31:

(Amounts in millions)	2014	2013	2012
Basic common shares outstanding	65.3	71.6	71.5
Shares related to stock options	0.1	0.2	—
Shares related to restricted stock units	0.1	0.1	—
Diluted common shares outstanding	65.5	71.9	71.5
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

(Amounts in millions)	2014	2013	2012
Shares related to stock options	4.0	3.6	4.9
Shares related to restricted stock units	1.1	0.8	0.5
Shares excluded from the computation	5.1	4.4	5.4
Recent Accounting Pronouncements and Related Developments — In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) and in January 2013, a clarification ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”) was issued. ASU 2011-11 provides for additional disclosures of both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2013-01 clarifies that ASU 2011-11 should apply only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, which resulted in additional disclosures on offsetting derivative contract assets and liabilities. See Note 7 — Derivative Financial Instruments for additional disclosure.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 requires presentation (either on the face of the statement where net income is presented or in the notes) of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 on January 1, 2013, which resulted in additional disclosures on movements in "Other comprehensive income." See Note 12 — Stockholders' Deficit for additional disclosure.

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

Note 3 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that the program will conclude at the end of the 2015 fiscal year. The activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third-party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program continues to be implemented.
The following table is a roll-forward of the restructuring costs accrual related to the 2014 Global Transformation Program as of December 31, 2014:

(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Total
Balance, December 31, 2013	$—	$—	$—
Expenses	14.6	1.7	16.3
Cash payments	(2.0)	(1.0)	(3.0)
Balance, December 31, 2014	$12.6	$0.7	$13.3
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred for the 2014 Global Transformation Program as of December 31, 2014:

(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Total
Restructuring costs
Cumulative restructuring expenses incurred to date in operating expenses	$14.6	$1.7	$16.3
Estimated additional restructuring expenses to be incurred	3.8	0.4	4.2
Total restructuring costs incurred and to be incurred	$18.4	$2.1	$20.5
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table summarizes the reorganization and restructuring costs recorded for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Restructuring costs in operating expenses:
Compensation and benefits	$14.4	$—	$0.3
Transaction and operations support	1.9	—	—
Occupancy, equipment and supplies	—	—	—
Total restructuring costs in operating expenses	16.3	—	0.3
Reorganization costs in operating expenses:
Compensation and benefits	5.0	1.2	6.8
Transaction and operations support	8.4	0.7	10.2
Occupancy, equipment and supplies	0.8	1.3	1.9
Depreciation and amortization	—	—	0.5
Total reorganization costs in operating expenses	14.2	3.2	19.4
Total reorganization costs in non-operating expenses:
Other	—	—	0.1
Total reorganization costs	14.2	3.2	19.5
Total reorganization and restructuring costs	$30.5	$3.2	$19.8
The following table is a summary of restructuring expenses related to the 2014 Global Transformation Program incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
First quarter 2014	$2.6	$0.3	$0.1	$3.0
Second quarter 2014	3.4	0.4	0.2	4.0
Third quarter 2014	3.5	0.4	0.3	4.2
Fourth quarter 2014	4.4	0.6	0.1	5.1
Total cumulative expenses incurred to date in operating expenses	$13.9	$1.7	$0.7	$16.3
Total estimated additional expenses to be incurred	3.6	0.5	0.1	4.2
Total restructuring expenses	$17.5	$2.2	$0.8	$20.5

Note 4 — Acquisitions

Acquisitions — During 2014, the Company completed two acquisitions for total cash payments, net of cash acquired, of $11.5 million. The Company entered into an asset purchase agreement with Nexxo Financial Corporation ("Nexxo") to acquire substantially all of its assets for $3.6 million, consisting of kiosks offering automated, self-service money transfers to MoneyGram agents worldwide and developed technology. The Company entered into an acquisition agreement with MTI Money Transfer Ltd ("MTI"), a United Kingdom-based company offering MoneyGram services across Europe, for full consideration of $10.0 million, consisting of primarily contractual relationships. Refer to Note 9 — Goodwill and Intangible Assets for further information regarding these acquisitions.

Note 5 — Fair Value Measurement

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

For other asset–backed securities and investments in limited partnerships, market quotes are generally not available. The Company will utilize a broker quote to measure market value, if available. Because the inputs and assumptions that brokers use to develop prices are unobservable, most valuations that are based on brokers' quotes are classified as Level 3. If no broker quote is available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes pricing models based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. Observability of market inputs to the valuation models used for pricing certain of the Company's investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, other asset-backed securities valued using third party pricing models are classified as Level 3.

•
Derivative financial instruments — Derivatives consist of forward contracts to manage income statement exposure to foreign currency exchange risk arising from the Company’s assets and liabilities denominated in foreign currencies. The Company’s forward contracts are well-established products, allowing the use of standardized models with market-based inputs. These models do not contain a high level of subjectivity and the inputs are readily observable. Accordingly, the Company has classified its forward contracts as Level 2 financial instruments. See Note 7 — Derivative Financial Instruments for additional disclosure on the Company's forward contracts.

•
Deferred compensation — The assets associated with the deferred compensation plan that are funded through voluntary contributions by the Company consist of investments in money market securities and mutual funds. These investments were classified as Level 1 as there are quoted market prices for these funds.

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of December 31:

	Fair Value at December 31, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$14.5	$—	$14.5
Other asset-backed securities	—	—	12.6	12.6
Investment related to deferred compensation trust	10.0	—	—	10.0
Forward contracts	—	4.8	—	4.8
Total financial assets	$10.0	$19.3	$12.6	$41.9
Financial liabilities:
Forward contracts	$—	$0.3	$—	$0.3

	Fair Value at December 31, 2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
U.S. government agencies	$—	$8.0	$—	$8.0
Residential mortgage-backed securities — agencies	—	19.5	—	19.5
Other asset-backed securities	—	—	20.6	20.6
Investment related to deferred compensation trust	9.6	—	—	9.6
Forward contracts	—	0.2	—	0.2
Total financial assets	$9.6	$27.7	$20.6	$57.9
Financial liabilities:
Forward contracts	$—	$0.6	$—	$0.6
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3 as of December 31:

			2014		2013
(Amounts in millions)	Unobservable Input	Pricing Source	Market Value	Net Average Price(1)	Market Value	Net Average Price(1)
Alt-A	Price	Third party pricing service	$0.1	$80.75	$0.1	$17.01
Home Equity	Price	Third party pricing service	0.1	30.37	0.2	51.87
Indirect Exposure — High Grade	Price	Third party pricing service	8.3	21.64	8.2	7.90
Indirect Exposure — Mezzanine	Price	Third party pricing service	1.1	1.11	2.6	2.12
Indirect Exposure — Mezzanine	Price	Broker	1.3	1.52	5.0	6.01
Other(2)	Net Asset Value	Third party pricing service	1.7	9.15	4.5	23.85
Total			$12.6	$3.72	$20.6	$5.24
(1) Net average price is per $100.00
(2) Converted to a third party pricing service as of December 31, 2014; utilized a manual process as of December 31, 2013.
The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the years ended December 31:

(Amounts in millions)	2014	2013
Beginning balance	$20.6	$18.0
Principal paydowns	(5.7)	(3.7)
Change in unrealized gains	(1.5)	6.3
Realized losses	(0.8)	—
Ending balance	$12.6	$20.6

Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the "Net securities gains" line in the Consolidated Statements of Operations while unrealized gains and losses related to available-for-sale securities are recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. There were no other-than-temporary impairments during the years ending December 31, 2014 and 2013.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of fair value and carrying value of debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2014	2013	2014	2013
Senior secured credit facility and incremental term loan	$884.0	$849.2	$963.5	$842.9
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and the interest-bearing investments approximate fair value as of December 31, 2014 and 2013.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the years ended December 31, 2014 and 2013.
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
The Company also records the investments in its defined benefit pension plan ("the Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 11 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.

Note 6 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2014	2013
Cash	$1,898.1	$2,204.5
Money market securities	9.8	24.0
Cash and cash equivalents (1)	1,907.9	2,228.5
Interest-bearing investments	1,091.6	1,011.6
Available-for-sale investments	27.1	48.1
Total investment portfolio	$3,026.6	$3,288.2
(1) For purposes of the discussion of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
Cash and Cash Equivalents — Cash and cash equivalents consist of interest-bearing deposit accounts, non-interest bearing transaction accounts and money market securities. The Company’s money market securities are invested in two funds, each of which is AAA rated and consists of U.S. Treasury bills, notes or other obligations issued or guaranteed by the U.S. government and its agencies, as well as repurchase agreements secured by such instruments.
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of December 31, 2014.

Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities, other asset-backed securities and agency debenture securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31:

	2014
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$13.2	$1.3	$—	$14.5	$110.25
Other asset-backed securities	3.1	9.5	—	12.6	3.72
Total	$16.3	$10.8	$—	$27.1	$8.04
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2013:

	2013
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$17.8	$1.7	$—	$19.5	$110.45
Other asset-backed securities	5.9	14.7	—	20.6	5.24
U.S. government agencies	7.7	0.3	—	8.0	99.87
Total	$31.4	$16.7	$—	$48.1	$11.50
(1) Net average price is per $100.00
At December 31, 2014 and 2013, 54 percent and 57 percent, respectively, of the available-for-sale portfolio were invested in debentures of U.S. government agencies or U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 5 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at December 31, 2014.
Gains and Losses and Other-than-temporary Impairments — At December 31, 2014 and 2013, net unrealized gains of $11.2 million and $17.3 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.”
The following is a summary of “Net securities gains” for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Realized gains from available-for-sale investments	$(45.4)	$—	$(10.0)
Net securities gains	$(45.4)	$—	$(10.0)
During 2014, the Company recorded $45.4 million of securities settlements related to certain securities previously written down to a nominal fair value. See Note 15 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure. There were no security settlements related to securities during 2013. During 2012, the Company disposed of two securities classified as other asset-backed securities, resulting in a realized gain of $10.0 million, which was reclassified from “Accumulated other comprehensive loss” to “Net securities gains” in the Consolidated Statements of Operations.

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

	2014			2013
(Dollars in millions)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	13	$14.3	53%	16	$30.8	64%
Below investment grade	44	12.8	47%	50	17.3	36%
Total	57	$27.1	100%	66	$48.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change and a $3.4 million change to the classifications in the above table as of December 31, 2014 and 2013, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations. The following table is a summary of amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31:

	2014		2013
(Amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$7.7	$8.0
Mortgage-backed and other asset-backed securities	16.3	27.1	23.7	40.1
Total	$16.3	$27.1	$31.4	$48.1
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at December 31, 2014 and 2013: 95 percent and 64 percent, respectively, used a third party pricing service; five percent and 10 percent, respectively, used broker pricing; and none and 26 percent, respectively, used internal pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at December 31, 2014 and 2013.

Note 7 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Net realized foreign currency losses (gains)	$25.0	$(3.3)	$(2.8)
Net (gains) losses from the related forward contracts	(24.0)	5.3	5.8
Net losses from foreign currency transactions and related forward contracts	$1.0	$2.0	$3.0
As of December 31, 2014 and 2013, the Company had $242.5 million and $129.0 million, respectively, of outstanding notional amounts relating to its forward contracts. As of December 31, 2014 and 2013, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2014	2013	2014	2013	2014	2013
Forward contracts	Other assets	$5.3	$0.4	$(0.5)	$(0.2)	$4.8	$0.2

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2014	2013	2014	2013	2014	2013
Forward contracts	Accounts payable and other liabilities	$(0.8)	$(0.8)	$0.5	$0.2	$(0.3)	$(0.6)
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

Note 8 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2014	2013
Computer hardware and software	$268.8	$215.8
Signage	86.9	90.6
Equipment at agent locations	80.1	74.8
Office furniture and equipment	34.8	33.0
Leasehold improvements	35.1	28.5
Total property and equipment	505.7	442.7
Accumulated depreciation	(340.1)	(307.9)
Total property and equipment, net	$165.6	$134.8
The following table is a summary of depreciation expense for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Computer hardware and software	$27.4	$23.2	$20.8
Signage	15.3	14.9	12.1
Equipment at agent locations	4.1	4.6	4.3
Office furniture and equipment	3.0	3.8	3.7
Leasehold improvements	3.6	3.5	2.5
Total depreciation expense	$53.4	$50.0	$43.4
At December 31, 2014 and 2013, there was $17.0 million and $14.9 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During 2014 and 2013, the Company recognized a loss of $0.2 million and $0.1 million, respectively, on furniture and equipment related to office relocations and disposal of equipment and signage at agent locations. During 2012, the Company recognized losses of $0.9 million, primarily related to disposal of furniture and equipment related to the closing of two office locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 9 — Goodwill and Intangible Assets

The following table is a roll-forward of goodwill by reporting segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Total
Balance as of December 31, 2012	$428.7	$—	$428.7
Acquisitions	6.5	—	6.5
Balance as of December 31, 2013	435.2	—	435.2
Acquisitions	7.3	—	7.3
Balance as of December 31, 2014	$442.5	$—	$442.5
The Company performed an annual assessment of goodwill during the fourth quarter of 2014, 2013 and 2012. No impairments of goodwill were recorded in 2014, 2013 and 2012.

The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31, 2014 and 2013:

	2014		2013
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.7	$(3.2)	$438.4	$(3.2)
Financial Paper Products	2.5	(2.5)	2.5	(2.5)
Other	15.7	(15.7)	15.7	(15.7)
Total	$463.9	$(21.4)	$456.6	$(21.4)
The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2014			2013
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$12.3	$(2.6)	$9.7	$8.5	$(1.1)	$7.4
Non-compete agreements	1.6	(0.4)	1.2	1.0	(0.1)	0.9
Developed technology	1.1	(0.1)	1.0	—	—	—
Total intangible assets	$15.0	$(3.1)	$11.9	$9.5	$(1.2)	$8.3
In 2014, the Company completed two acquisitions. As a result of the acquisitions, the Company acquired agent contracts valued at $4.4 million, which are amortized over lives of six years to eight years, acquired developed technology valued at $1.1 million, which is amortized over lives ranging from five years to seven years and entered into non-compete agreements valued at $0.6 million, which are amortized over lives ranging between three years to five years. See Note 4 — Acquisitions for additional disclosure.
In 2013, the Company completed four acquisitions. As a result of the acquisitions, the Company acquired agent contracts valued at $7.1 million, which are amortized over a life of five years, and entered into non-compete agreements valued at $1.0 million, which are amortized over lives ranging between three years to five years. The acquisition of these agent contracts provided the Company with further network expansion in its money transfer business in its Global Funds Transfer segment.
Intangible asset amortization expense for 2014, 2013 and 2012 was $2.1 million, $0.7 million and $0.9 million, respectively. The estimated future intangible asset amortization expense is $2.7 million, $2.6 million, $2.3 million, $1.8 million and $2.5 million for 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.

Note 10 — Debt

The following is a summary of the Company's outstanding debt at December 31, 2014 and activity since December 31, 2013:

	2011 Credit Agreement			2013 Credit Agreement
(Amounts in millions)	Senior secured credit facility due 2017	Senior secured incremental term loan due 2017	Second lien notes due 2018	Senior secured credit facility due 2020	Tranche B-1 term loan facility due 2020	Total debt
Balance at December 31, 2012	$339.4	$145.5	$325.0	$—	$—	$809.9
Borrowings, gross	—	—	—	850.0	—	850.0
Discount on borrowings (1)	—	0.8	—	(0.8)	—	—
Amortization of discount	—	0.1	—	0.1	—	0.2
Write-off of discount upon prepayment	0.6	1.7	—	—	—	2.3
Payments	(340.0)	(148.1)	(325.0)	(6.4)	—	(819.5)
Balance at December 31, 2013	—	—	—	842.9	—	842.9
Borrowings, gross	—	—	—	—	130.0	130.0
Discount on borrowings	—	—	—	—	(0.2)	(0.2)
Amortization of discount	—	—	—	0.2	0.1	0.3
Payments	—	—	—	(9.5)	—	(9.5)
Balance at December 31, 2014	$—	$—	$—	$833.6	$129.9	$963.5
Weighted average interest rate				4.25%	4.25%
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
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with BOA, as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the $540.0 million Credit Agreement, with BOA, as Administrative Agent, and the lenders party thereto (the "2011 Credit Agreement"), to purchase all of the outstanding second lien notes to Goldman, Sachs & Co. ("Goldman Sachs"), to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the second lien notes and also used for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.

On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with BOA, as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the Revolving Credit Facility under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the facility for share repurchases exclusively from affiliates of Thomas H. Lee Partners L.P. ("THL") and Goldman Sachs. The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL reducing the remaining limit for such purchases to $170.0 million. See Note 12 — Stockholders' Deficit for additional disclosure on the share repurchase.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2014, the Company had no outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $150.0 million of availability thereunder.
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
The termination of the 2011 Credit Agreement and entry into the 2013 Credit Agreement and the purchase of the second lien notes was accounted for principally as a debt extinguishment with a partial modification of debt, in accordance with ASC Topic 470, “Debt." Under debt extinguishment accounting, the Company expensed the pro-rata portion of deferred financing costs and debt discount costs related to the extinguished debt balance. For the debt balance classified as a modification, the Company was required to amortize the pro-rata portion of the deferred financing costs and unamortized debt discount from the 2011 Credit Agreement over the terms of the 2013 Credit Agreement. Additionally, the Company expensed the pro-rata portion of the financing costs related to the 2013 Credit Agreement as third party costs in connection with the modification of debt.
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

The Company is required to maintain Asset Coverage greater than its payment service obligation. Assets used in the determination of the Asset Coverage covenant are cash and cash equivalents and settlement assets. Our cash and cash equivalents balance as of December 31, 2014 represents the excess of assets over our payment service obligation in determining asset coverage.
The following table shows the components of our Assets in Excess of Payment Service Obligations used for the Asset Coverage calculation as of December 31:

(Amounts in millions)	2014	2013
Cash and cash equivalents	$250.6	$318.8
Settlement assets:
Settlement cash and cash equivalents	1,657.3	1,909.7
Receivables, net	757.6	767.7
Interest-bearing investments	1,091.6	1,011.6
Available-for-sale investments	27.1	48.1
Total settlement assets	3,533.6	3,737.1
Total cash and cash equivalents and settlement assets	3,784.2	4,055.9
Payment service obligations	(3,533.6)	(3,737.1)
Assets in excess of payment service obligations	$250.6	$318.8
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Through December 31, 2014	2.25:1	5.000:1
January 1, 2015 through December 31, 2015	2.25:1	4.750:1
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
We continuously monitor our compliance with our debt covenants. At December 31, 2014, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 6.70 and our Total Secured Leverage ratio was 3.501.
Debt Discount — The following is the debt discount amortization, recorded in “Interest expense,” and the write-off of the debt discount, recorded in "Debt extinguishment costs," in the Consolidated Statements of Operations for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Amortization of debt discount	$0.3	$0.2	$0.5
Write-off of debt discount upon prepayments	—	2.3	—
Total amortization of discount	$0.3	$2.5	$0.5

Deferred Financing Costs —The Company capitalized financing costs in “Other assets” in the Consolidated Balance Sheets and amortizes them over the term of the related debt using the effective interest method. Expense of the deferred financing costs during 2013 include the write-off of a pro-rata portion of deferred financing costs in connection with the extinguishment of the 2011 Credit Agreement, as well as payments on the second lien notes, the incremental term loan and the term debt. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at December 31:

	2011 Credit Agreement				2013 Credit Agreement
(Amounts in millions)	Senior revolving credit facility	Senior secured credit facility	Senior secured incremental term	Second lien notes	Senior secured revolving credit facility	Senior secured credit facility	Total Deferred Financing Costs
Balance at January 1, 2012	$3.5	$6.9	$3.1	$16.6	$—	$—	$30.1
Amortization of deferred financing costs	(0.8)	(1.2)	(0.6)	(2.6)	—	—	(5.2)
Balance at December 31, 2012	2.7	5.7	2.5	14.0	—	—	24.9
Capitalized deferred financing costs	—	—	—	—	0.6	10.7	11.3
Amortization of deferred financing costs	(0.2)	(0.3)	(0.1)	(0.6)	(0.4)	(1.3)	(2.9)
Transfer of deferred financing costs (1)	(2.0)	(1.1)	(0.6)	—	2.0	1.7	—
Write-off of deferred financing costs	(0.5)	(4.3)	(1.8)	(13.4)	—	—	(20.0)
Balance at December 31, 2013	—	—	—	—	2.2	11.1	13.3
Capitalized deferred financing costs	—	—	—	—	—	5.1	5.1
Amortization of deferred financing costs	—	—	—	—	(0.5)	(2.3)	(2.8)
Balance at December 31, 2014	$—	$—	$—	$—	$1.7	$13.9	$15.6
(1) As a result of the 2013 Credit Agreement, a portion of the deferred financing costs were transferred from the 2011 Credit Agreement to the 2013 Credit Agreement.
Debt Extinguishment Costs — In 2014 and 2012, there were no debt extinguishment costs. In 2013, the Company recognized debt extinguishment costs of $45.3 million in connection with the termination of the 2011 Credit Agreement and entry into the 2013 Credit Agreement, which included a prepayment penalty for the Company's purchase of the second lien notes and debt modification costs for the 2013 Credit Agreement. The following is a summary of the debt extinguishment costs at December 31:

(Amounts in millions)	2014	2013	2012
Prepayment penalty	$—	$21.5	$—
Write-off of unamortized deferred financing costs	—	20.0	—
Write-off of debt discount upon prepayments	—	2.3	—
Debt modification costs	—	1.5	—
Debt extinguishment costs	$—	$45.3	$—
Interest Paid in Cash — The Company paid $41.1 million, $43.9 million and $64.4 million of interest in 2014, 2013 and 2012, respectively.
Maturities — At December 31, 2014, debt totaling $912.6 million will mature in 2020, while debt principal totaling $51.5 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit facility will mature in 2018.

Note 11 — Pension and Other Benefits

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
Supplemental Executive Retirement Plans — The Company has obligations under various Supplemental Executive Retirement Plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2014, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
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
Actuarial Valuation Assumptions — The measurement date for the Company’s defined benefit pension plan, SERPs and postretirement benefit plans is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating the benefit obligation and net benefit cost as of and for the years ended December 31:

	Pension			SERPs			Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net periodic benefit cost:
Discount rate	4.81%	4.04%	4.90%	4.78%	3.99%	4.80%	4.82%	4.09%	4.90%
Expected return on plan assets	5.68%	6.20%	7.00%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	7.00%	8.00%	8.50%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	5.00%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2023	2019	2019
Projected benefit obligation:
Discount rate	4.04%	4.81%	4.04%	4.04%	4.78%	3.99%	4.19%	4.82%	4.09%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	6.50%	7.00%	8.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2023	2023	2019
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
Actuarial gains and losses are amortized using the corridor approach, by amortizing the balance exceeding 10% of the greater of the projected benefit obligation or the fair value of plan assets. The amortization period is primarily based on the average remaining service life of plan participants for the Pension Plan and SERPs and the average remaining expected life of plan participants for the postretirement benefit plans.
Pension Assets — The Company employs a total return investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets, such as real estate and short-term investment funds, are used on a limited basis. The Company strives to maintain an equity and fixed income securities allocation mix appropriate to its funded status. As of December 31, 2014, the funding mix was approximately 45 percent equity and 55 percent fixed income. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The following table is a summary of the Company’s weighted-average asset allocation for the Pension Plan by asset category at the measurement date for the years ended December 31:

	2014	2013
Equity securities	44.4%	45.0%
Fixed income securities	51.3%	50.8%
Real estate	3.6%	3.5%
Other	0.7%	0.7%
Total	100.0%	100.0%
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

The following tables are a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level, as of December 31:

	2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term investment fund	$—	$1.0	$—	$1.0
Common collective trust — equity securities
Large Cap securities	—	34.2	—	34.2
Small Cap securities	—	8.8	—	8.8
International securities	—	16.4	—	16.4
Emerging markets	—	3.5	—	3.5
Common collective trust — fixed income securities
Core fixed income	—	72.7	—	72.7
Real estate	—	—	5.0	5.0
Total financial assets	$—	$136.6	$5.0	$141.6

	2013
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Short-term investment fund	$—	$0.9	$—	$0.9
Common collective trust — equity securities
Large Cap securities	—	32.8	—	32.8
Small Cap securities	—	8.5	—	8.5
International securities	—	16.8	—	16.8
Emerging markets	—	3.4	—	3.4
Common collective trust — fixed income securities
Core fixed income	—	69.4	—	69.4
Real estate	—	—	4.8	4.8
Total financial assets	$—	$131.8	$4.8	$136.6

The Company’s Pension Plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2014 and 2013 was $5.0 million and $4.8 million, respectively. The change in reported net asset value for this asset resulted in a $0.2 million and a nominal unrealized gain for 2014 and 2013, respectively.
The following table represents the Pension Plan's Level 3 financial instrument and the valuation techniques used to measure the fair value of the financial instrument.

(Amounts in millions)		2014	2013
Instrument	Principal Valuation Technique	Fair Value	Fair Value
Real Estate	Appraisal of underlying asset	$5.0	$4.8
In estimating fair value of the investments in Level 3, the Company may use third party pricing sources or appraisers. In substantiating the reasonableness of the pricing data provided by third parties, the Company evaluates a variety of factors including review of methods and assumptions used by external sources, recently executed transactions, existing contracts, economic conditions, industry and market developments and overall credit ratings.
Plan Financial Information — Net periodic benefit expense (income) for the Pension Plan and SERPs and postretirement benefit plans includes the following components for the years ended December 31:

	Pension and SERPs			Postretirement Benefits
(Amounts in millions)	2014	2013	2012	2014	2013	2012
Interest cost	$10.8	$9.6	$10.6	$0.1	$0.1	$0.1
Expected return on plan assets	(7.3)	(7.3)	(7.9)	—	—	—
Amortization of prior service credit	—	—	—	(0.6)	(0.6)	(0.6)
Amortization of net actuarial loss	6.9	7.7	5.9	0.3	0.4	0.4
Net periodic benefit expense (income)	$10.4	$10.0	$8.6	$(0.2)	$(0.1)	$(0.1)
The Company did not receive any subsidies in 2014, 2013 or 2012.

The following tables are a summary of the amounts recognized in other comprehensive income (loss) and net periodic benefit expense (income) for the years ended December 31:

	2014
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$37.0	$0.2
Amortization of net actuarial loss	(6.9)	(0.3)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$30.1	$0.5
Total recognized in net periodic benefit expense (income)	$10.4	$(0.2)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$40.5	$0.3

	2013
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial gain	$(18.8)	$(1.2)
Amortization of net actuarial gain	(7.7)	(0.4)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$(26.5)	$(1.0)
Total recognized in net periodic benefit expense (income)	$10.0	$(0.1)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$(16.5)	$(1.1)

	2012
(Amounts in millions)	Pension and SERPs	Postretirement Benefits
Net actuarial loss	$22.2	$0.6
Amortization of net actuarial loss	(5.9)	(0.4)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$16.3	$0.8
Total recognized in net periodic benefit expense (income)	$8.6	$(0.1)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$24.9	$0.7
The estimated net loss and prior service credit for the Pension Plan and SERPs that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2015 is $9.4 million ($6.0 million net of tax) and none, respectively. The estimated net loss and prior service credit for the postretirement benefit plans that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2015 is $0.2 million ($0.1 million, net of tax) and $0.6 million ($0.4 million net of tax), respectively.

The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the Pension Plan and SERPs and the postretirement benefit plans as of and for the years ended December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at the beginning of the year	$233.6	$245.7	$1.4	$2.5
Interest cost	10.8	9.6	0.1	0.1
Actuarial loss (gain)	36.4	(7.7)	0.2	(1.2)
Benefits paid	(14.8)	(14.0)	(0.4)	—
Benefit obligation at the end of the year	$266.0	$233.6	$1.3	$1.4

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at the beginning of the year	$136.6	$121.4	$—	$—
Actual return on plan assets	6.9	18.4	—	—
Employer contributions	12.9	10.8	0.4	—
Benefits paid	(14.8)	(14.0)	(0.4)	—
Fair value of plan assets at the end of the year	$141.6	$136.6	$—	$—
Unfunded status at the end of the year	$(124.4)	$(97.0)	$(1.3)	$(1.4)
In October 2014, the Society of Actuaries issued updated mortality tables. The Company adopted the updated mortality tables on its measurement date which increased the benefit obligation. The unfunded status of the pension and SERPs increased by 28 percent as the benefit obligation increased $32.4 million and the fair value of the Pension Plan assets increased $5.0 million during the year. The unfunded status of the Pension Plan was $41.9 million and $21.9 million at December 31, 2014 and 2013, respectively, and the unfunded status of the SERPs was $82.5 million and $75.1 million at December 31, 2014 and 2013, respectively.
In January 2015, the Company announced a voluntary pension buyout program. Under the program, eligible deferred vested participants have the one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Refer to “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension Plan and SERPs and the postretirement benefit plans as of December 31:

	Pension and SERPs		Postretirement Benefits
(Amounts in millions)	2014	2013	2014	2013
Pension and other postretirement benefits liability	$(124.4)	$(97.0)	$(1.3)	$(1.4)
Accumulated other comprehensive loss:
Unrealized losses for pension and postretirement benefits, net of tax	72.7	54.2	1.1	1.8
Prior service cost (credit) for pension and postretirement benefits, net of tax	0.1	0.1	(1.0)	(2.3)
The following table summarizes the projected benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and the postretirement benefit plans in excess of the fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$183.5	$158.5	$82.5	$75.1	$1.3	$1.4
Accumulated benefit obligation	183.5	158.5	79.4	71.9	—	—
Fair value of plan assets	141.6	136.6	—	—	—	—

The following table summarizes the estimated future benefit payments for the Pension Plan and SERPs and the postretirement benefit plans for the years ended December 31:

(Amounts in millions)	2015	2016	2017	2018	2019	2020-2024
Pension and SERPs	$25.6	$15.2	$15.3	$16.5	$15.4	$78.2
Postretirement benefits	0.1	0.1	0.1	0.1	0.1	0.3
The Company has a minimum required contribution of approximately $4.0 million for the Pension Plan in 2015, and will continue to make contributions to the SERPs and the postretirement benefit plans to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $15.2 million in 2015.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.1 million, $4.1 million and $3.8 million in 2014, 2013 and 2012, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $2.4 million, $1.9 million and $1.9 million for 2014, 2013 and 2012, respectively.
Deferred Compensation Plans — The deferred compensation plans are unfunded and unsecured. The Company is not required to physically segregate any assets in connection with the deferred accounts. The Company has rabbi trusts associated with each deferred compensation plan, which are funded through voluntary contributions by the Company. At December 31, 2014 and 2013, the Company had a liability related to the deferred compensation plans of $2.0 million and $2.4 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trust had a market value of $10.0 million and $9.7 million at December 31, 2014 and 2013, respectively, recorded in “Other assets” in the Consolidated Balance Sheets. The Company made payments relating to the deferred compensation plans totaling $0.4 million and $0.1 million in 2014 and 2013, respectively.

Note 12 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2014 or 2013. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement.
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
Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2014, the Company has repurchased 8,228,573 shares of common stock under this authorization and has remaining authorization to repurchase up to 3,771,427 shares.

The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2012	200	109	109	162,500	62,264	57,857	(4,407)
Stock option exercised and release of restricted stock units	—	—	—	—	—	106	106
December 31, 2013	200	109	109	162,500	62,264	57,963	(4,301)
Conversion of Series D convertible shares	—	(38)	(38)	—	4,745	4,745	—
Repurchase and retirement of shares	—	—	—	—	(8,185)	(8,185)	—
Stock repurchase	—	—	—	—	—	(1,514)	(1,514)
Stock option exercised and release of restricted stock units	—	—	—	—	—	81	81
December 31, 2014	200	71	71	162,500	58,824	53,090	(5,734)
Participation Agreement between the Investors and Wal-Mart Stores, Inc. — The Investors have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investors, and has not recognized any further liability or expense related to the Participation Agreement.
In 2012, one of the Investors sold all of its common stock to an unrelated third-party, resulting in cumulative participation securities payments in excess of its original investment basis. The Investor paid $0.3 million to Walmart for settlement in full of its obligation under the Participation Agreement. As a result of the transactions occurring on April 2, 2014 described below, the Investors made a payment of approximately $0.6 million to Walmart under the Participation agreement. As a result of these transactions, the Company recognized expense and a corresponding increase to additional paid-in capital.
Equity Registration Rights Agreement — In connection with the 2008 Recapitalization, the Company and the Investors entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, as amended on May 18, 2011, with respect to the Series B Stock and D Stock, and the common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, the Company is required, after a specified holding period, to use the Company's reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. The Company is obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. The Company has filed a shelf registration statement on Form S-3 with the SEC that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs.
Secondary Offering — On April 2, 2014, the Company completed an underwritten secondary public offering by affiliates and co-investors of THL and affiliates of Goldman Sachs (collectively with THL, the "Investors") of an aggregate of 9,200,000 shares of the Company’s common stock. As part of the transaction, the affiliates of Goldman Sachs converted an aggregate of 37,957 shares of Series D Participating Convertible Preferred Stock (the "D Stock") to 4,744,696 shares of common stock, which were sold as part of the transaction. The selling stockholders received all of the proceeds from the offering. Also on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share. The Company funded the share repurchase with $130.0 million of the proceeds from its Tranche B-1 Term Loan Facility and cash.

Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2014	2013
Net unrealized gains on securities classified as available-for-sale, net of tax	$11.2	$17.3
Cumulative foreign currency translation adjustments, net of tax	(5.4)	3.5
Pension and postretirement benefits adjustments, net of tax	(72.9)	(53.8)
Accumulated other comprehensive loss	$(67.1)	$(33.0)

The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during 2014 and 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	5.1	0.9	12.6	18.6
Amounts reclassified/amortized from accumulated other comprehensive loss	(4.1)	—	4.8	0.7
Net current period other comprehensive income	1.0	0.9	17.4	19.3
December 31, 2013	17.3	3.5	(53.8)	(33.0)
Other comprehensive loss before amortization	(0.2)	(8.9)	(23.2)	(32.3)
Amounts reclassified/amortized from accumulated other comprehensive loss	(5.9)	—	4.1	(1.8)
Net current period other comprehensive loss	(6.1)	(8.9)	(19.1)	(34.1)
December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
The following table is a summary of the significant amounts amortized out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2014	2013	Statement of Operations Location
Unrealized gains on securities classified as available-for-sale, before tax	$(5.7)	$(5.7)	"Investment revenue"
Tax expense, net	(0.2)	1.6
Total gains, net of tax	$(5.9)	$(4.1)

Pension and postretirement benefits adjustments:
Prior service credits	$(0.6)	$(0.6)	"Compensation and benefits"
Net actuarial losses	7.2	8.1	"Compensation and benefits"
Total before tax	6.6	7.5
Tax benefit, net	(2.5)	(2.7)
Total, net of tax	$4.1	$4.8

Total amortization for the period, net of tax	$(1.8)	$0.7

Note 13 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2013, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 7,125,000 to 12,925,000 shares. As of December 31, 2014, the Company has remaining authorization to issue future grants of up to 6,778,170 shares.
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
The following table is a summary of stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Expense recognized related to stock options	$6.2	$6.7	$7.4
Expense recognized related to restricted stock units	(0.8)	4.5	1.8
Stock-based compensation expense	$5.4	$11.2	$9.2
Stock Options —Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
All options granted in 2012, 2013 and 2014 have a term of 10 years. Prior to the fourth quarter of 2011, options issued were either time based, vesting over a four-year period, or performance based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.
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

	2014	2013	2012
Expected dividend yield(1)	0.0%	0.0%	0.0%
Expected volatility(2)	64.6% - 68.2%	68.2%-69.0%	69.7%-71.8%
Risk-free interest rate(3)	1.1% - 2.1%	1.1%-1.2%	0.9%-1.5%
Expected life(4)	6.0 - 6.3 years	6.3 years	6.3 years
Weighted-average grant-date fair value per option	$10.99	$10.51	$10.60

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

The following table is a summary of the Company’s stock option activity for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2013	4,792,004	$20.14	6.8 years	$13.0
Granted	599,344	18.23
Exercised	(23,090)	16.04
Forfeited/Expired	(1,581,800)	20.85
Options outstanding at December 31, 2014	3,786,458	$19.57	6.3 years	$—
Vested or expected to vest at December 31, 2014	3,675,692	$19.63	6.2 years	$—
Options exercisable at December 31, 2014	2,006,072	$19.80	5.0 years	$—
The following table is a summary of the Company's stock option compensation information for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Intrinsic value of options exercised	$0.1	$0.1	$—
Cash received from option exercises	$0.4	$1.1	$—
Unrecognized stock option expense	$11.0
Remaining weighted-average vesting period	1.2 years
Restricted Stock Units — During the fourth quarter of 2011 and in 2012, the Company issued grants of performance-based restricted stock units to certain employees which will vest and become payable in shares of common stock to the extent the Company attains the performance goals applicable to the performance period. The performance goal is based on the degree to which the Company’s average annual adjusted EBITDA meets, exceeds or falls short of the target performance goal of achieving an average annual adjusted EBITDA increase of 10 percent over a three year period. Under the terms of the grants, 50 percent of the target restricted stock units may vest on the second anniversary and 50 percent may vest on the third anniversary if the performance goal is achieved as of that date. The number of restricted stock units that vest is determined on a pro rata basis by the extent to which the performance goal is met within a threshold minimum and maximum. In the event the target performance goal is not met, but the Company achieves a minimum performance goal of an average annual adjusted EBITDA growth of 5 percent, the participant will be entitled to 50 percent of the target number of restricted stock units. In the event the Company achieves its maximum performance goal of an average annual adjusted EBITDA growth of 20 percent, the participant will be entitled to 200 percent of the target number of restricted stock units. In the fourth quarter of 2014, the Company deemed the performance metrics for the 2011 and 2012 performance-based restricted stock units not probable of being attained. As such, the Company reversed $1.2 million of stock- based compensation expense.
The Company has granted time-based restricted stock units to members of the Board of Directors, excluding the Chairman of the Board, as compensation for services to be provided. The restricted stock units vest on the first anniversary of their issuance and may only be settled in the Company's common stock. Following the settlement of certain shareholders' litigation on July 20, 2012, THL agreed to waive any future compensation for its representatives on the Board of Directors, including the issuance of Director restricted stock units.
During 2013, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting and will vest based on the extent to which the performance goal is achieved, during the performance period (2013-2015). The 2013 annual restricted stock unit awards are based on average annual adjusted EBITDA (defined as earnings before interest, taxes, depreciation and amortization and adjusted for certain non-recurring or other unexpected expenses) growth. Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of average annual adjusted EBITDA at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
In addition, a one-time contingent performance-based restricted stock unit award was issued in 2013. Vesting of the one-time contingent award is based on the achievement by the Company of a target level of the compound average growth rate ("CAGR") of revenue during the three year performance period. If the performance goal is attained at the end of the performance period, the performance award will vest and eligible participants will receive the value of their award. CAGR is a non-GAAP financial measure used by the Company in the budget and reporting process.

During 2014, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting, based on average annual adjusted EBITDA growth and self-service revenue growth during the applicable performance period (2014 - 2016). Under the terms of the restricted stock units granted in 2014, the number of restricted stock units that will vest is determined based on the extent to which the performance goals are achieved. Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of average annual adjusted EBITDA and self-service revenue at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
In the fourth quarter of 2014, the Company deemed the performance metrics for the annual performance-based restricted stock units granted in 2013 and 2014 and the one-time contingent performance-based restricted stock units not probable of being attained. As such, the Company reversed $9.0 million of stock-based compensation expense. In December, the Company materially modified certain of the terms of the above mentioned performance-based restricted stock units. The Company accounted for this as a modification of awards, treating the exchange as a cancellation of the original awards accompanied by the concurrent grant of replacement awards. The terms under certain of the 2013 annual restricted stock unit awards were modified to time-based restricted stock units and the performance metrics associated with the one-time contingent performance-based restricted stock unit awards were modified to exclude U.S. to U.S. walk-in revenue from the performance goal. Each award remains subject to three-year cliff vesting. The terms under certain of the 2014 annual awards, which are subject to three -year cliff vesting, were modified to exclude annual adjusted EBITDA growth as a performance metric. The modified 2014 annual awards will only use average annual adjusted self-service revenue growth as a performance target during the applicable performance period. The modifications to these awards affected 389 employees. The incremental compensation cost of $4.2 million was measured as the excess of the fair value of the replacement award over the fair value of the original award immediately before the modification date. The incremental costs will be amortized over the remaining term of the exchanged restricted stock unit award.
For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the performance-based restricted stock units, the grant-date fair values at the threshold and target performance levels are $12.8 million and $26.1 million, respectively. As of December 31, 2014, the Company believes it is probable it will achieve the performance goal at the target level for the modified 2013 and 2014 restricted stock units and will not achieve the threshold and target levels for the 2012 restricted stock units on the third anniversary as documented above. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.
The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2014:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2013	1,186,144	$16.73	1.8 years	$24.6
Granted	1,583,236	15.80
Vested and converted to shares	(88,716)	17.37
Forfeited	(373,675)	16.83
Canceled	(605,382)	16.94
Restricted stock units outstanding at December 31, 2014	1,701,607	$15.77	1.4 years	$15.5
No vested restricted stock units were convertible as of December 31, 2014.
The following table is a summary of the Company's restricted stock and restricted stock unit compensation information for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Market value of restricted stock units converted	$1.5	$0.8	$0.6
Unrecognized restricted stock unit expense	$11.1
Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense, as of December 31, 2014, under the minimum and maximum thresholds are $9.9 million and $22.5 million, respectively.

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
The fair value of stock appreciation rights was calculated using a Black-Scholes single option pricing model and is recorded as a liability in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Expense for stock appreciation rights is recognized in the “Compensation and benefits” line in the Consolidated Statements of Operations using the straight-line method over the vesting period. Expense related to stock appreciation rights was nominal for 2014, 2013 and 2012.

Note 14 — Income Taxes

The following table is a summary of the components of income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2014	2013	2012
U.S.	$66.4	$69.9	$(9.6)
Foreign	6.2	15.4	0.7
Income (loss) before income taxes	$72.6	$85.3	$(8.9)
Foreign income consists of statutory income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Current:
Federal	$(10.3)	$9.7	$6.1
State	1.5	0.1	0.5
Foreign	3.8	11.1	4.0
Current income tax (benefit) expense	(5.0)	20.9	10.6
Deferred income tax expense	5.5	12.0	29.8
Income tax expense	$0.5	$32.9	$40.4
As of December 31, 2014 and 2013, the Company had a net income tax payable of $53.2 million and $53.7 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Income taxes paid were $6.4 million, $8.0 million and $2.9 million for 2014, 2013 and 2012, respectively. There were no income tax refunds received in 2014, $0.8 million refunds received in 2013 and no refunds were received in 2012.
The following table is a reconciliation of the expected federal income tax expense (benefit) at statutory rates to the actual tax expense (benefit) provided for the years ended in December 31:

(Amounts in millions)	2014	2013	2012
Income tax expense (benefit) at statutory federal income tax rate	$25.4	$29.8	$(3.1)
Tax effect of:
State income tax, net of federal income tax effect	1.5	1.7	0.9
Valuation allowance	(13.0)	(2.7)	0.6
International taxes	0.5	3.2	1.8
Net permanent difference	1.5	0.2	1.0
(Decrease) increase in tax reserve	(20.3)	(0.5)	37.1
Stock options	6.0	1.6	3.7
Other	(1.1)	(0.4)	(1.6)
Income tax expense	$0.5	$32.9	$40.4
In 2014, the Company recognized a tax expense of $0.5 million on pre-tax income of $72.6 million, resulting from reductions of uncertain tax positions of prior years and the tax treatment of the net securities gains which were partially offset by the reversal of tax benefits on canceled stock options.

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
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2014	2013
Deferred tax assets:
Postretirement benefits and other employee benefits	$47.7	$39.7
Tax loss carryovers	50.1	76.3
Tax credit carryovers	30.2	27.6
Basis difference in revalued investments	97.6	106.1
Bad debt and other reserves	4.9	3.5
Other	14.6	5.0
Valuation allowance	(137.6)	(174.8)
Total deferred tax asset	107.5	83.4
Deferred tax liabilities:
Depreciation and amortization	(75.3)	(72.8)
Gross deferred tax liability	(75.3)	(72.8)
Net deferred tax asset	$32.2	$10.6
Net deferred tax asset positions are reflected in the “Other assets” line in the Consolidated Balance Sheets, while net deferred tax liability positions are included in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. Substantially all of the deferred tax assets relate to the U.S. jurisdiction.
At the end of 2014 and 2013, certain capital losses expired, resulting in decreases to tax loss carryovers and corresponding reductions in deferred tax assets and valuation allowances.
The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2014:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2015 -2018	$116.9
U.S. federal tax credit carry-forwards	Indefinite	$30.2
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S. federal, state and local income tax examinations for years prior to 2005. The Company is subject to foreign, U.S. federal and certain state income tax examinations for 2005 through 2013.
The Internal Revenue Service (the "IRS") has completed its examination of the Company’s consolidated income tax returns through 2009. The IRS has issued Notices of Deficiency for 2005-2007 and 2009, and has also issued an Examination Report for 2008. The Notices of Deficiency disallow among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. This court decision is a change in facts which warranted reassessment of the uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and expects to appeal the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained and accordingly, in early 2015, the Company will record a full reserve for the exposure associated with this matter. This change is anticipated to increase "Income tax expense" in the Consolidated Statements of Operations by approximately $70.0 million, which will be reflected as a discrete item for tax purposes. The Company anticipates that cash payments in the second half of 2015 specific to this matter will be approximately $60.0 million for federal tax payments and associated interest.

Subsequent to the fourth quarter of 2014, the IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) that included disallowing $100.0 million of deductions related to payments the Company made to the United States government in connection with the Deferred Prosecution Agreement. The Company disagrees with the adjustments in the RAR and expects to file a protest letter so that the issue will be considered by the IRS Appeals Division. As of December 31, 2014, the Company has recognized a cumulative income tax benefit of approximately $23.3 million related to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect its best estimate of the ultimate outcome of this matter.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a summary is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Beginning balance	$52.0	$51.6	$9.6
Additions based on tax positions related to prior years	0.3	0.9	1.6
Additions based on tax positions related to current year	2.7	—	40.8
Lapse in statute of limitations	—	(0.5)	(0.4)
Reductions for tax positions of prior years	(23.3)	—	—
Ending balance	$31.7	$52.0	$51.6
As of December 31, 2014 and 2013, the liability for unrecognized tax benefits was $31.7 million and $52.0 million, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company accrued approximately $0.5 million, $1.1 million and $0.7 million, respectively, in interest and penalties in its Consolidated Statements of Operations, respectively. As of December 31, 2014 and 2013, the Company had a liability of $2.6 million and $2.1 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of December 31, 2014, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2014 and 2013, a deferred tax liability of $6.3 million and $7.6 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 15 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2024. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. The deferred rent liability relating to these incentives was $1.3 million and $2.6 million at December 31, 2014 and 2013, respectively.
The following table is a summary of the minimum rental expense under operating leases for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Rent expense	$18.0	$16.2	$15.6
Contingent rent	—	0.2	—
Sublease agreements	(1.1)	(1.0)	(0.7)
Minimum rent expense under operating leases	$16.9	$15.4	$14.9

The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at December 31, 2014 (amounts in millions):

2015	$15.3
2016	10.6
2017	8.9
2018	8.5
2019	8.0
Thereafter	18.4
Total	$69.7
Letters of Credit — At December 31, 2014, the Company had no letters of credit. These letters of credit would reduce the amount available under the Revolving Credit Facility.
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
As of December 31, 2014, the liability for minimum commission guarantees was $2.9 million and the maximum amount that could be paid under the minimum commission guarantees was $10.1 million over a weighted-average remaining term of 3.1 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid in 2014 and 2013 were $1.8 million and $1.5 million, respectively, or 47 percent and 56 percent, respectively, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2014, the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $17.3 million and $1.7 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. A charge of $12.8 million, $0.2 million and $108.8 million, net of insurance recoveries, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during 2014, 2013 and 2012, respectively, for legal proceedings.
Litigation Commenced Against the Company:
The Company is involved in various claims and litigations that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. The Civil Investigative Demands seek information and documents relating to the Company’s procedures designed to prevent fraudulent transfers and consumer complaint information. MoneyGram has cooperated fully with the attorneys general in this matter and submitted the information and documents requested. No claims have been filed against MoneyGram in connection with this investigation and the Company has denied any wrongful conduct. The Company is currently in discussions with the attorneys general to resolve any allegations that they might assert.
Taking into account our discussions with the attorneys general, at December 31, 2014, we accrued $11.0 million for estimated loss exposure in connection with such investigation. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.

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
Certain litigation matters commenced by the Company were also settled during the year ended December 31, 2014, resulting in the recognition of an additional $32.4 million from securities settlements.
Tax Litigation — In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively, pursuant to which the IRS determined that the Company owes additional corporate income taxes because certain deductions relating to securities losses were capital in nature, rather than ordinary losses. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the disallowance of ordinary tax treatment on securities losses. This court decision is a change in facts which warranted reassessment of the uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and expects to appeal the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained and accordingly, in early 2015, the Company will record a full reserve for the exposure associated with this matter. This change is anticipated to increase "Income tax expense" in the Consolidated Statements of Operations by approximately $70.0 million, which will be reflected as a discrete item for tax purposes. The Company anticipates that cash payments in the second half of 2015 specific to this matter will be approximately $60.0 million for federal tax payments and associated interest.

Note 16 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfers and bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada, Puerto Rico, and at certain agent locations in select Caribbean and European countries. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company's agents of both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 22 percent, 27 percent and 28 percent of total revenue in 2014, 2013 and 2012, respectively. Businesses that are not operated within these segments are categorized as "Other," and primarily relate to certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.
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

Unallocated expenses in 2014 include $16.4 million of legal expenses related to the state Civil Investigative Demands accrual and other legal matters, as well as pension and postretirement benefit expenses of $10.2 million and other net corporate costs of $5.5 million. Unallocated expenses in 2013 include $2.5 million of legal expenses for the settlement in connection with MDPA/U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million. Unallocated expenses in 2012 include $119.2 million of legal settlements in connection with MDPA/U.S. DOJ investigation and the shareholder litigation, $1.0 million of severance and related costs from executive terminations as well as other net corporate costs of $7.6 million.
The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Global Funds Transfer revenue
Money transfer revenue	$1,274.5	$1,287.8	$1,149.1
Bill payment revenue	100.1	102.0	106.1
Total Global Funds Transfer revenue	1,374.6	1,389.8	1,255.2
Financial Paper Products revenue
Money order revenue	54.1	55.1	57.5
Official check revenue	26.2	28.9	27.0
Total Financial Paper Products revenue	80.3	84.0	84.5
Other revenue	—	0.6	1.5
Total revenue	$1,454.9	$1,474.4	$1,341.2
The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Global Funds Transfer operating income	$75.4	$162.6	$149.6
Financial Paper Products operating income	28.1	30.9	32.7
Total segment operating income	103.5	193.5	182.3
Other operating loss	(32.1)	(15.6)	(129.9)
Total operating income	71.4	177.9	52.4
Net securities gains	45.4	—	10.0
Interest expense	(44.2)	(47.3)	(70.9)
Debt extinguishment costs	—	(45.3)	—
Other costs	—	—	(0.4)
Income (loss) before income taxes	$72.6	$85.3	$(8.9)
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Global Funds Transfer	$50.8	$46.5	$40.7
Financial Paper Products	4.4	3.9	3.5
Other	0.3	0.3	0.1
Total depreciation and amortization	$55.5	$50.7	$44.3
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2014	2013	2012
Global Funds Transfer	$71.2	$49.3	$50.6
Financial Paper Products	16.7	7.4	6.1
Total capital expenditures	$87.9	$56.7	$56.7

The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2014	2013
Global Funds Transfer	$1,858.3	$1,611.3
Financial Paper Products	2,464.5	2,800.0
Other	319.4	375.6
Total assets	$4,642.2	$4,786.9
Geographic areas — International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. Long-lived assets are principally located in the U.S. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2014	2013	2012
U.S.	$861.2	$891.6	$822.5
International	593.7	582.8	518.7
Total revenue	$1,454.9	$1,474.4	$1,341.2

Note 17 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly earnings per share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.
2014 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second	Third	Fourth
Total revenue	$374.9	$372.4	$358.0	$349.6
Total operating expenses	337.9	351.3	341.7	352.6
Operating income	37.0	21.1	16.3	(3.0)
Total other expenses (income), net	9.7	(11.0)	11.6	(11.5)
Income before income taxes	$27.3	$32.1	$4.7	$8.5
Net income (loss)	$39.0	$25.6	$(3.0)	$10.5

Income (loss) per common share
Basic	$0.54	$0.40	$(0.05)	$0.17
Diluted	$0.54	$0.40	$(0.05)	$0.17
2013 Fiscal Quarters:

(Amounts in millions, except per share data)	First (1)	Second	Third	Fourth
Total revenue	$340.5	$365.1	$383.0	$385.8
Total operating expenses	296.2	322.6	334.9	342.8
Operating income	44.3	42.5	48.1	43.0
Total other expenses, net	62.7	9.9	10.0	10.0
(Loss) income before income taxes	$(18.4)	$32.6	$38.1	$33.0
Net (loss) income	$(12.6)	$19.1	$22.5	$23.4

(Loss) income per common share
Basic	$(0.18)	$0.27	$0.31	$0.33
Diluted	$(0.18)	$0.27	$0.31	$0.33
(1) Net loss in the first quarter of 2013 includes $45.3 million for the debt extinguishment loss.

Note 18 — Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the Company's Audited Consolidated Financial Statements. In January 2015, the Company received notice that the U.S. Tax Court granted the IRS's motion for summary judgment disallowing ordinary tax treatment on securities losses. Refer to Note 12 — Income Taxes for further disclosure.

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
The following information represents condensed, consolidating Balance Sheets as of December 31, 2014 and 2013, along with condensed, consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$92.0	$156.5	$—	$250.6
Settlement assets	—	3,494.4	39.2	—	3,533.6
Property and equipment, net	—	143.3	22.3	—	165.6
Goodwill	—	315.3	127.2	—	442.5
Other assets	22.4	253.3	36.4	(62.2)	249.9
Equity investments in subsidiaries	102.2	206.2	—	(308.4)	—
Intercompany receivables	692.4	51.5	—	(743.9)	—
Total assets	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,500.4	$33.2	$—	$3,533.6
Debt	963.5	—	—	—	963.5
Pension and other postretirement benefits	—	125.7	—	—	125.7
Accounts payable and other liabilities	38.3	128.0	98.0	(62.2)	202.1
Intercompany liabilities	—	699.7	44.2	(743.9)	—
Total liabilities	1,001.8	4,453.8	175.4	(806.1)	4,824.9
Total stockholders’ (deficit) equity	(182.7)	102.2	206.2	(308.4)	(182.7)
Total liabilities and stockholders’ (deficit) equity	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,547.0	$334.9	$(443.5)	$1,438.4
Investment revenue	—	16.3	0.2	—	16.5
Total revenue	—	1,563.3	335.1	(443.5)	1,454.9
EXPENSES
Fee and other commissions expense	—	802.5	161.9	(298.4)	666.0
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	802.9	161.9	(298.4)	666.4
Compensation and benefits	—	193.5	81.5	—	275.0
Transaction and operations support	3.1	414.8	59.4	(145.1)	332.2
Occupancy, equipment and supplies	—	40.5	13.9	—	54.4
Depreciation and amortization	—	42.1	13.4	—	55.5
Total operating expenses	3.1	1,493.8	330.1	(443.5)	1,383.5
OPERATING (LOSS) INCOME	(3.1)	69.5	5.0	—	71.4
Other expense (income)
Net securities gains	—	(45.4)	—	—	(45.4)
Interest expense	44.2	—	—	—	44.2
Total other expense (income)	44.2	(45.4)	—	—	(1.2)
(Loss) income before income taxes	(47.3)	114.9	5.0	—	72.6
Income tax (benefit) expense	(16.6)	15.4	1.7	—	0.5
(Loss) income after income taxes	(30.7)	99.5	3.3	—	72.1
Equity income (loss) in subsidiaries	102.8	3.3	—	(106.1)	—
NET INCOME (LOSS)	72.1	102.8	3.3	(106.1)	72.1
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(34.1)	(34.1)	(18.6)	52.7	(34.1)
COMPREHENSIVE INCOME (LOSS)	$38.0	$68.7	$(15.3)	$(53.4)	$38.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27.4)	$48.3	$41.4	$—	$62.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(69.0)	(16.8)	—	(85.8)
Cash paid for acquisitions, net of cash acquired	—	(3.7)	(7.8)	—	(11.5)
Proceeds from disposal of assets	—	0.9	—	—	0.9
Intercompany financings	11.2	(47.5)	—	36.3	—
Dividend from subsidiary	50.7	—	—	(50.7)	—
Net cash provided by (used in) investing activities	61.9	(119.3)	(24.6)	(14.4)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transactions costs for issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Principal payments on debt	(9.5)	—	—	—	(9.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Stock repurchase	(149.7)	—	—	—	(149.7)
Intercompany financings	—	(11.2)	47.5	(36.3)	—
Dividend to parent	—	(50.7)	—	50.7	—
Net cash (used in) provided by financing activities	(34.1)	(61.9)	47.5	14.4	(34.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(132.9)	64.3	—	(68.2)
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	224.9	92.2	—	318.8
CASH AND CASH EQUIVALENTS—End of period	$2.1	$92.0	$156.5	$—	$250.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1.7	$224.9	$92.2	$—	$318.8
Settlement assets	—	3,693.6	43.5	—	3,737.1
Property and equipment, net	—	109.5	25.3	—	134.8
Goodwill	—	313.0	122.2	—	435.2
Other assets	18.1	163.0	17.5	(37.6)	161.0
Equity investments in subsidiaries	81.0	194.7	—	(275.7)	—
Intercompany receivables	703.6	4.0	10.3	(717.9)	—
Total assets	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,699.5	$37.6	$—	$3,737.1
Debt	842.9	—	—	—	842.9
Pension and other postretirement benefits	—	98.4	—	—	98.4
Accounts payable and other liabilities	38.5	112.9	71.7	(37.6)	185.5
Intercompany liabilities	—	710.9	7.0	(717.9)	—
Total liabilities	881.4	4,621.7	116.3	(755.5)	4,863.9
Total stockholders’ (deficit) equity	(77.0)	81.0	194.7	(275.7)	(77.0)
Total liabilities and stockholders’ (deficit) equity	$804.4	$4,702.7	$311.0	$(1,031.2)	$4,786.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,488.4	$327.7	$(359.3)	$1,456.8
Investment revenue	—	17.4	0.3	(0.1)	17.6
Total revenue	—	1,505.8	328.0	(359.4)	1,474.4
EXPENSES
Fee and other commissions expense	—	730.5	167.0	(219.7)	677.8
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	730.9	167.0	(219.7)	678.2
Compensation and benefits	—	196.0	68.9	—	264.9
Transaction and operations support	1.7	339.7	51.9	(139.6)	253.7
Occupancy, equipment and supplies	—	40.5	8.6	(0.1)	49.0
Depreciation and amortization	—	36.4	14.3	—	50.7
Total operating expenses	1.7	1,343.5	310.7	(359.4)	1,296.5
OPERATING (LOSS) INCOME	(1.7)	162.3	17.3	—	177.9
Other expense
Interest expense	30.3	17.0	—	—	47.3
Debt extinguishment	—	45.3	—	—	45.3
Total other expenses	30.3	62.3	—	—	92.6
(Loss) income before income taxes	(32.0)	100.0	17.3	—	85.3
Income tax (benefit) expense	(11.2)	36.6	7.5	—	32.9
(Loss) income after income taxes	(20.8)	63.4	9.8	—	52.4
Equity (loss) income in subsidiaries	73.2	9.8	—	(83.0)	—
NET INCOME (LOSS)	52.4	73.2	9.8	(83.0)	52.4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	19.3	19.3	0.3	(19.6)	19.3
COMPREHENSIVE INCOME (LOSS)	$71.7	$92.5	$10.1	$(102.6)	$71.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(48.0)	$198.5	$5.6	$—	$156.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(48.8)	—	—	(48.8)
Acquisitions	—	(15.0)	(0.4)	—	(15.4)
Proceeds from disposal of property and equipment	—	0.7	—	—	0.7
Intercompany financings	(841.4)	—	—	841.4	—
Dividend to parent/capital contribution from subsidiary guarantors	44.0	0.8	—	(44.8)	—
Net cash (used in) provided by investing activities	(797.4)	(62.3)	(0.4)	796.6	(63.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payment on debt	(6.3)	(813.2)	—	—	(819.5)
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Intercompany financings	—	841.4	—	(841.4)	—
Dividend to parent	—	(44.0)	—	44.0	—
Capital contribution to non-guarantors	—	—	(0.8)	0.8	—
Net cash provided by (used in) financing activities	844.8	(49.1)	(0.8)	(796.6)	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.6)	87.1	4.4	—	90.9
CASH AND CASH EQUIVALENTS—Beginning of period	2.3	137.8	87.8	—	227.9
CASH AND CASH EQUIVALENTS—End of period	$1.7	$224.9	$92.2	$—	$318.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,432.7	$300.6	$(404.7)	$1,328.6
Investment revenue	—	12.1	0.5	—	12.6
Total revenue	—	1,444.8	301.1	(404.7)	1,341.2
EXPENSES
Fee and other commissions expense	—	756.0	161.3	(318.1)	599.2
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	756.3	161.3	(318.1)	599.5
Compensation and benefits	—	175.5	66.1	—	241.6
Transaction and operations support	10.6	382.4	49.3	(86.6)	355.7
Occupancy, equipment and supplies	—	34.5	13.2	—	47.7
Depreciation and amortization	—	31.2	13.1	—	44.3
Total operating expenses	10.6	1,379.9	303.0	(404.7)	1,288.8
OPERATING (LOSS) INCOME	(10.6)	64.9	(1.9)	—	52.4
Other expense (income)
Net securities gains	—	(10.0)	—	—	(10.0)
Interest expense	—	70.9	—	—	70.9
Other costs	0.3	0.1	—	—	0.4
Total other expenses (income), net	0.3	61.0	—	—	61.3
(Loss) income before income taxes	(10.9)	3.9	(1.9)	—	(8.9)
Income tax (benefit) expense	(6.3)	42.5	4.2	—	40.4
(Loss) income after income taxes	(4.6)	(38.6)	(6.1)	—	(49.3)
Equity (loss) income in subsidiaries	(44.7)	(6.1)	—	50.8	—
NET (LOSS) INCOME	(49.3)	(44.7)	(6.1)	50.8	(49.3)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(14.3)	(15.8)	1.8	14.0	(14.3)
COMPREHENSIVE (LOSS) INCOME	$(63.6)	$(60.5)	$(4.3)	$64.8	$(63.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10.1	$51.3	$14.9	$—	$76.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(44.9)	(14.7)	—	(59.6)
Proceeds from disposal of property and equipment	—	1.0	—	—	1.0
Capital contribution from subsidiary guarantors	—	(7.9)	—	7.9	—
Net cash (used in) provided by investing activities	—	(51.8)	(14.7)	7.9	(58.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	—	(1.5)	—	—	(1.5)
Intercompany financings	(8.4)	8.4	—	—	—
Capital contribution to non-guarantors	—	—	7.9	(7.9)	—
Net cash (used in) provided by financing activities	(8.4)	6.9	7.9	(7.9)	(1.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1.7	6.4	8.1	—	16.2
CASH AND CASH EQUIVALENTS—Beginning of period	0.6	131.4	79.7	—	211.7
CASH AND CASH EQUIVALENTS—End of period	$2.3	$137.8	$87.8	$—	$227.9