Form 10-Q
period 2015-03-31
MONEYGRAM INTERNATIONAL INC
filed 2015-05-04
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2015

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
As of May 1, 2015, 53,197,934 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$175.2	$250.6
Settlement assets	3,535.9	3,533.6
Property and equipment, net	174.7	165.6
Goodwill	442.1	442.5
Other assets	251.0	249.9
Total assets	$4,578.9	$4,642.2

LIABILITIES
Payment service obligations	$3,535.9	$3,533.6
Debt	961.0	963.5
Pension and other postretirement benefits	123.2	125.7
Accounts payable and other liabilities	220.6	202.1
Total liabilities	4,840.7	4,824.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating Convertible Preferred Stock - Series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2015 and December 31, 2014	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at March 31, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	986.8	982.8
Retained loss	(1,219.9)	(1,144.6)
Accumulated other comprehensive loss	(77.7)	(67.1)
Treasury stock: 5,629,285 and 5,734,338 shares at March 31, 2015 and December 31, 2014, respectively	(135.5)	(138.3)
Total stockholders’ deficit	(261.8)	(182.7)
Total liabilities and stockholders’ deficit	$4,578.9	$4,642.2

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2015	2014
REVENUE
Fee and other revenue	$327.7	$367.7
Investment revenue	2.9	7.2
Total revenue	330.6	374.9
OPERATING EXPENSES
Fee and other commissions expense	153.4	170.9
Investment commissions expense	0.1	0.1
Total commissions expense	153.5	171.0
Compensation and benefits	74.7	69.7
Transaction and operations support	70.4	71.3
Occupancy, equipment and supplies	15.5	12.8
Depreciation and amortization	14.8	13.1
Total operating expenses	328.9	337.9
OPERATING INCOME	1.7	37.0
OTHER EXPENSE
Interest expense	11.1	9.7
Total other expense	11.1	9.7
(Loss) income before income taxes	(9.4)	27.3
Income tax expense (benefit)	62.6	(11.7)
NET (LOSS) INCOME	$(72.0)	$39.0

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.16)	$0.54
Diluted	$(1.16)	$0.54

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	62.0	71.6
Diluted	62.0	71.9

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
NET (LOSS) INCOME	$(72.0)	$39.0
OTHER COMPREHENSIVE LOSS
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax expense of $0.0 and $0.5	0.1	(4.4)
Net change in pension liability, net of tax benefit of $0.8 and $0.6	1.4	1.0
Unrealized foreign currency translation adjustments, net of tax benefit $6.9 and $0.6	(12.1)	(1.0)
Other comprehensive loss	(10.6)	(4.4)
COMPREHENSIVE (LOSS) INCOME	$(82.6)	$34.6

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(72.0)	$39.0
Depreciation and amortization	14.8	13.1
Signing bonus amortization	14.6	11.8
Signing bonus payments	(44.0)	(4.9)
Amortization of debt discount and deferred financing costs	0.7	0.6
Non-cash compensation and pension expense	6.9	5.5
Change in other assets	20.2	(15.7)
Change in accounts payable and other liabilities	12.9	(14.4)
Other non-cash items, net	(0.1)	(5.4)
Net cash (used in) provided by operating activities	(46.0)	29.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26.9)	(17.1)
Net cash used in investing activities	(26.9)	(17.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	(2.1)
Proceeds from exercise of stock options	—	0.4
Net cash used in financing activities	(2.5)	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(75.4)	10.8
CASH AND CASH EQUIVALENTS—Beginning of period	250.6	318.8
CASH AND CASH EQUIVALENTS—End of period	$175.2	$329.6
Supplemental cash flow information:
Cash payments for interest	$10.4	$9.1
Cash payments for income taxes	$7.6	$0.1
Change in accrued purchases of property and equipment	$(1.0)	$(5.2)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Net loss	—	—	—	(72.0)	—	—	(72.0)
Stock-based compensation activity	—	—	4.0	(3.3)	—	2.8	3.5
Net change in available-for-sale securities, net of tax	—	—	—	—	0.1	—	0.1
Net change in pension liability, net of tax	—	—	—	—	1.4	—	1.4
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(12.1)	—	(12.1)
March 31, 2015	$183.9	$0.6	$986.8	$(1,219.9)	$(77.7)	$(135.5)	$(261.8)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	39.0	—	—	39.0
Stock-based compensation activity	—	—	3.0	(1.8)	—	1.7	2.9
Net change in available-for-sale securities, net of tax	—	—	—	—	(4.4)	—	(4.4)
Net change in pension liability, net of tax	—	—	—	—	1.0	—	1.0
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(1.0)	—	(1.0)
March 31, 2014	$281.9	$0.6	$1,014.8	$(1,177.2)	$(37.4)	$(122.2)	$(39.5)

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
Basis of Presentation — The accompanying unaudited consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
As of December 31, 2014, we recast our Consolidated Balance Sheets to include the settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments in a new balance sheet caption, entitled "Settlement assets," in an amount equal to "Payment service obligations." The historically reported assets in excess of payment service obligations are now presented as unrestricted "Cash and cash equivalents" on the Consolidated Balance Sheets. Prior year amounts have been reclassified to conform to current year presentation.
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
Recent Accounting Pronouncements and Related Developments — In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, ("ASU 2015-02"). The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that the reorganization and restructuring activities will conclude at or near the end of the 2015 fiscal year. The activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program continues to be implemented.
The following table is a roll-forward of the restructuring costs accrual related to the 2014 Global Transformation Program as of March 31, 2015:

(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Total
Balance, December 31, 2014	$12.6	$0.7	$13.3
Expenses	2.2	0.2	2.4
Cash payments	(3.0)	—	(3.0)
Balance, March 31, 2015	$11.8	$0.9	$12.7
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred for the 2014 Global Transformation Program as of March 31, 2015:

(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Total
Restructuring costs
Cumulative restructuring expenses incurred to date in operating expenses	$16.8	$1.9	$18.7
Estimated additional restructuring expenses to be incurred	1.6	0.2	1.8
Total restructuring costs incurred and to be incurred	$18.4	$2.1	$20.5
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table summarizes the reorganization and restructuring costs recorded for the three months ended March 31, 2015:

(Amounts in millions)	Three Months Ended March 31, 2015
Restructuring costs in operating expenses:
Compensation and benefits	$2.2
Transaction and operations support	0.2
Total restructuring costs in operating expenses	2.4
Reorganization costs in operating expenses:
Compensation and benefits	4.0
Transaction and operations support	2.7
Occupancy, equipment and supplies	0.8
Total reorganization costs in operating expenses	7.5
Total reorganization and restructuring costs	$9.9

The following table is a summary of restructuring expenses related to the 2014 Global Transformation Program incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
First quarter 2015	$2.2	$0.2	$—	$2.4
Total cumulative expenses incurred to date in operating expenses	$16.1	$1.9	$0.7	$18.7
Total estimated additional expenses to be incurred	1.6	0.2	—	1.8
Total restructuring expenses	$17.7	$2.1	$0.7	$20.5

Note 3 — Settlement Assets and Payment Service Obligations

Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets consist of cash and cash equivalents, receivables and investments. Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed to investment brokers for purchased securities; and unclaimed instruments owed to various jurisdictions. These obligations are recognized by the Company at the time the underlying transactions occur.
The following table summarizes the amount of Settlement assets and Payment service obligations at March 31, 2015 and December 31, 2014:

(Amounts in millions)	March 31, 2015	December 31, 2014
Settlement assets:
Settlement cash and cash equivalents	$1,699.1	$1,657.3
Receivables, net	721.8	757.6
Interest-bearing investments	1,089.0	1,091.6
Available-for-sale investments	26.0	27.1
	3,535.9	3,533.6
Payment service obligations	$(3,535.9)	$(3,533.6)
The Company was in compliance with its contractual and financial regulatory requirements as of March 31, 2015 and December 31, 2014. See Note 7 — Debt for additional disclosure in regards to the Company's compliance with its contractual and financial requirements.

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date. A three-level hierarchy is used for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date. Under the hierarchy, the highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), followed by observable inputs (Level 2) and unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of the Company’s valuation methodologies used to estimate the fair value for assets and liabilities:
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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value at March 31, 2015
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$13.5	$—	$13.5
Other asset-backed securities	—	—	12.5	12.5
Investment related to deferred compensation trust	10.3	—	—	10.3
Forward contracts	—	0.4	—	0.4
Total financial assets	$10.3	$13.9	$12.5	$36.7
Financial liabilities:
Forward contracts	$—	$2.9	$—	$2.9

	Fair Value at December 31, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$14.5	$—	$14.5
Other asset-backed securities	—	—	12.6	12.6
Investment related to deferred compensation trust	10.0	—	—	10.0
Forward contracts	—	4.8	—	4.8
Total financial assets	$10.0	$19.3	$12.6	$41.9
Financial liabilities:
Forward contracts	$—	$0.3	$—	$0.3
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3 as of March 31, 2015 and December 31, 2014:

			March 31, 2015		December 31, 2014
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$—	$80.05	$0.1	$80.75
Home Equity	Price	Third party pricing service	0.1	30.53	0.1	30.37
Indirect Exposure — High Grade	Price	Third party pricing service	8.4	21.71	8.3	21.64
Indirect Exposure — Mezzanine	Price	Third party pricing service	1.2	1.48	1.1	1.11
Indirect Exposure — Mezzanine	Price	Broker	1.1	1.04	1.3	1.52
Other	Net Asset Value	Third party pricing service	1.7	8.95	1.7	9.15
Total			$12.5	$3.74	$12.6	$3.72
(1) Net average price is per $100.00
The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Beginning balance	$12.6	$20.6
Principal paydowns	(0.1)	(3.8)
Change in unrealized gains	—	(1.2)
Ending balance	$12.5	$15.6
Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the "Net securities gains" line in the Consolidated Statements of Operations while unrealized gains and losses related to available-for-sale securities are recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. There were no other-than-temporary impairments during the three months ended March 31, 2015 and 2014, respectively.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of fair value and carrying value of debt as of March 31, 2015 and December 31, 2014:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Senior secured credit facility	$904.5	$884.0	$961.0	$963.5

The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and the interest-bearing investments approximate fair value as of March 31, 2015 and December 31, 2014.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three months ended March 31, 2015 and 2014.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expense" line in the Consolidated Statements of Operations.
The Company also records the investments in its defined benefit pension plan ("the Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 11 — Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following table shows the components of the investment portfolio as of March 31, 2015 and December 31, 2014:

(Amounts in millions)	March 31, 2015	December 31, 2014
Cash	$1,866.4	$1,898.1
Money market securities	7.9	9.8
Cash and cash equivalents (1)	1,874.3	1,907.9
Interest-bearing investments	1,089.0	1,091.6
Available-for-sale investments	26.0	27.1
Total investment portfolio	$2,989.3	$3,026.6
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of March 31, 2015.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities and other asset-backed securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$12.2	$1.3	$—	$13.5	$111.76
Other asset-backed securities	3.0	9.5	—	12.5	3.74
Total	$15.2	$10.8	$—	$26.0	$7.50
(1) Net average price is per $100.00

The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$13.2	$1.3	$—	$14.5	$110.25
Other asset-backed securities	3.1	9.5	—	12.6	3.72
Total	$16.3	$10.8	$—	$27.1	$8.04
(1) Net average price is per $100.00
At March 31, 2015 and December 31, 2014, 52 percent and 54 percent, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at March 31, 2015.
Gains and Losses and Other-than-temporary Impairments — At March 31, 2015 and December 31, 2014, net unrealized gains of $11.3 million and $11.2 million, respectively, were included in the Consolidated Balance Sheets in "Accumulated other comprehensive loss."
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued, or backed by U.S. government agencies, are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	13	$13.4	52%	13	$14.3	53%
Below investment grade	43	12.6	48%	44	12.8	47%
Total	56	$26.0	100%	57	$27.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications in the above table as of March 31, 2015 and December 31, 2014, respectively.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at both March 31, 2015 and December 31, 2014: 95 percent used a third party pricing service and five percent used broker pricing.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at March 31, 2015 and December 31, 2014.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash (used in) provided by operating activities" line in the Consolidated Statements of Cash Flows include the following (gains) losses related to assets and liabilities denominated in foreign currencies, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Net realized foreign currency losses	$24.4	$1.7
Net gains from the related forward contracts	(26.4)	(1.6)
Net (gains) losses from foreign currency transactions and related forward contracts	$(2.0)	$0.1
As of March 31, 2015 and December 31, 2014, the Company had $132.7 million and $242.5 million, respectively, of outstanding notional amounts relating to its forward contracts. As of March 31, 2015 and December 31, 2014, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
(Amounts in millions)
Forward contracts	Other assets	$1.0	$5.3	$(0.6)	$(0.5)	$0.4	$4.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$(3.5)	$(0.8)	$0.6	$0.5	$(2.9)	$(0.3)
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Debt

The following is a summary of the Company’s outstanding debt at March 31, 2015 and activity since December 31, 2014:

(Amounts in millions)	Senior secured credit facility
Balance at December 31, 2014	$963.5
Payments	(2.5)
Balance at March 31, 2015	$961.0
Weighted average interest rate	4.25%

2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the $540.0 million Credit Agreement with BOA, as Administrative Agent, and the lenders party thereto (the "2011 Credit Agreement"), to purchase all of the outstanding second lien notes held by Goldman Sachs & Co. (“Goldman Sachs”), to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and the purchase of the second lien notes and also used for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of March 31, 2015, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of availability thereunder.
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
The Company is required to maintain asset coverage (as defined in the 2013 Credit Agreement) greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. Our cash and cash equivalents balance as of March 31, 2015 represents the excess of assets over our payment service obligation in determining asset coverage.

The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation as of March 31, 2015 and December 31, 2014:

(Amounts in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$175.2	$250.6
Settlement assets:
Settlement cash and cash equivalents	1,699.1	1,657.3
Receivables, net	721.8	757.6
Interest-bearing investments	1,089.0	1,091.6
Available-for-sale investments	26.0	27.1
Total settlement assets	3,535.9	3,533.6
Total cash and cash equivalents and settlement assets	3,711.1	3,784.2
Payment service obligations	(3,535.9)	(3,533.6)
Assets in excess of payment service obligations	$175.2	$250.6
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Through December 31, 2015	2.25:1	4.750:1
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
At March 31, 2015, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 6.04 and our Total Secured Leverage ratio was 3.752. We continuously monitor our compliance with our debt covenants.
Deferred Financing Costs — The Company capitalized financing costs in "Other assets" in the Consolidated Balance Sheets and amortizes them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The Company amortized $0.7 million of deferred financing costs during the three months ended March 31, 2015.
Interest Paid in Cash — The Company paid $10.4 million and $9.1 million of interest for the three months ended March 31, 2015 and 2014, respectively.
Maturities — At March 31, 2015, debt totaling $912.6 million will mature in 2020, while debt principal totaling $49.0 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit facility will mature in 2018.

Note 8 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Interest cost	$2.6	$2.7
Expected return on plan assets	(1.8)	(1.8)
Recognized net actuarial loss	2.3	1.7
Net periodic benefit expense	$3.1	$2.6
The Company made contributions to the Pension Plan of $2.0 million for the three months ended March 31, 2015 and 2014, respectively. Contributions made to the combined SERPs were $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plans, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Amortization of prior service credit	$(0.2)	$(0.2)
Recognized net actuarial loss	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)
In January 2015, the Company announced a voluntary pension buyout program. Under the program, eligible deferred vested participants have the one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Refer to "Liquidity and Capital Resources" in Item 2 of this Quarterly Report on Form 10-Q for additional discussion.

Note 9 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock as of March 31, 2015:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
March 31, 2015	200	71	71	162,500	58,824	53,195	(5,629)
Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. No dividends were paid in 2014. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid during the three months ended March 31, 2015.

Participation Agreement between the Investors and Wal-Mart Stores, Inc. — THL and Goldman Sachs (collectively, the "Investors") have a Participation Agreement with Wal-Mart Stores, Inc. (“Walmart”), under which the Investors are obligated to pay Walmart certain percentages of any accumulated cash payments received by the Investors in excess of the Investors’ original investment in the Company. While the Company is not a party to, and has no obligations to Walmart or additional obligations to the Investors under, the Participation Agreement, the Company must recognize the Participation Agreement in its consolidated financial statements as the Company indirectly benefits from the agreement. Any future payments by the Investors to Walmart may result in an expense that could be material to the Company’s financial position or results of operations, but would have no impact on the Company’s cash flows. As liquidity events are dependent on many external factors and uncertainties, the Company does not consider a liquidity event to be probable at this time for any Investors, and has not recognized any further liability or expense related to the Participation Agreement.
As a result of the transactions occurring on April 2, 2014 described below, the Investors made a payment of approximately $0.6 million to Walmart under the Participation agreement. As a result of these transactions, the Company recognized expense and a corresponding increase to additional paid-in capital. There were no payments under the Participation Agreement for the three months ended March 31, 2015.
Secondary Offering — On April 2, 2014, the Company completed an underwritten secondary public offering by the Investors of an aggregate of 9,200,000 shares of the Company’s common stock. As part of the transaction, the affiliates of Goldman Sachs converted an aggregate of 37,957 shares of Series D Participating Convertible Preferred Stock (the "D Stock") to 4,744,696 shares of common stock, which were sold as part of the transaction. The selling stockholders received all of the proceeds from the offering. Also on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share. The Company funded the share repurchase with 130.0 million of the proceeds from its Tranche B-1 Term Loan Facility and cash.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to "Accumulated other comprehensive loss" by component during the three months ended March 31, 2015 and 2014:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive loss before reclassification	0.3	(12.1)	—	(11.8)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	1.4	1.2
Net current period other comprehensive loss	0.1	(12.1)	1.4	(10.6)
March 31, 2015	$11.3	$(17.5)	$(71.5)	$(77.7)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive income before reclassification	(0.1)	(1.0)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	(4.3)	—	1.0	(3.3)
Net current period other comprehensive income	(4.4)	(1.0)	1.0	(4.4)
March 31, 2014	$12.9	$2.5	$(52.8)	$(37.4)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Statement of Operations Location
(Amounts in millions)	2015	2014
Unrealized gains on securities classified as available-for-sale, before tax	$(0.2)	$(4.8)	"Investment revenue"
Tax expense, net	—	0.5
Total gains, net of tax	$(0.2)	$(4.3)

Pension and postretirement benefits adjustments:
Prior service credits	$(0.2)	$(0.2)	"Compensation and benefits"
Net actuarial losses	2.4	1.8	"Compensation and benefits"
Total before tax	2.2	1.6
Tax benefit, net	(0.8)	(0.6)
Total, net of tax	$1.4	$1.0

Total reclassified for the period, net of tax	$1.2	$(3.3)

Note 10 — Stock-Based Compensation

The following table is a summary of stock-based compensation expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Expense recognized related to stock options	$1.5	$1.3
Expense recognized related to restricted stock units	2.5	1.8
Stock-based compensation expense	$4.0	$3.1
Stock Options — Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for time-based and performance-based tranches.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2014	3,786,458	$19.57	6.3 years	$—
Forfeited/Expired	(176,977)	22.57
Options outstanding at March 31, 2015	3,609,481	$19.42	5.8 years	$—
Vested or expected to vest at March 31, 2015	3,493,519	$19.49	5.7 years	$—
Options exercisable at March 31, 2015	2,307,708	$19.37	5.0 years	$—

For the three months ended March 31, 2015, the unrecognized stock option expense related to outstanding options was $8.8 million with a remaining weighted-average vesting period of 1.3 years.
Restricted Stock Units — For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. The following table is a summary of the Company’s restricted stock unit activity for the three months ended March 31, 2015:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2014	1,701,607	$15.77	1.4 years	$15.5
Granted	2,872,834	8.59
Vested and converted to shares	(155,109)	20.05
Forfeited	(149,702)	16.91
Restricted stock units outstanding at March 31, 2015	4,269,630	$10.62	1.7 years	$36.9
As of March 31, 2015, the Company’s outstanding restricted stock units had unrecognized compensation expense of $32.4 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense as of March 31, 2015 under the minimum and maximum thresholds are $25.4 million and $32.4 million, respectively.
The grant-date fair value of restricted stock units vested was $3.1 million for the three months ended March 31, 2015 and $1.0 million for the three months ended March 31, 2014.

Note 11 — Income Taxes

For the three months ended March 31, 2015, although the Company recognized a pre-tax loss of $9.4 million, tax expense of $62.6 million was recorded primarily as a result of the court decision related to the IRS matter discussed in more detail in Note 12 — Commitments and Contingencies. For the three months ended March 31, 2014, the Company had $11.7 million of income tax benefit on pre-tax income of $27.3 million which included reductions of uncertain tax positions of prior years.
In the first quarter of 2015, the IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) that included disallowing $100.0 million of deductions related to payments the Company made to the United States government in connection with the Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice. The Company disagrees with the adjustments in the RAR and has filed a protest letter so that the issue will be considered by the IRS Appeals Division. As of March 31, 2015, the Company has recognized a cumulative income tax benefit of approximately $23.3 million related to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect the cumulatively probable outcome of this matter.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a summary of unrecognized tax benefits as of March 31, 2015:

(Amounts in millions)
Balance at December 31, 2014	$31.7
Additions based on tax positions related to prior years	1.5
Reductions for tax positions of prior years	(1.0)
Balance at March 31, 2015	$32.2

As of March 31, 2015 and December 31, 2014, the liability for unrecognized tax benefits was $32.2 million and $31.7 million, respectively, which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense (benefit)” in the Consolidated Statements of Operations. For the three months ended March 31, 2015 and 2014, the Company's accrual for interest and penalties increased by $0.2 million and decreased by $0.1 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had a liability of $2.8 million and $2.6 million, respectively, for interest and penalties related to its unrecognized tax benefits. As of March 31, 2015, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Operating Leases — The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at March 31, 2015 (amounts in millions):

2015	$11.1
2016	11.5
2017	9.5
2018	8.7
2019	8.2
Thereafter	17.6
Total	$66.6
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
As of March 31, 2015, the liability for minimum commission guarantees was $2.9 million and the maximum amount that could be paid under the minimum commission guarantees was $11.4 million over a weighted-average remaining term of 2.7 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid during the three months ended March 31, 2015 were $0.1 million, or two percent, of the estimated maximum payment for the year.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $16.9 million and $17.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. A charge of $0.2 million and $0.4 million, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three months ended March 31, 2015 and 2014, respectively, for legal proceedings.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, THL, Goldman Sachs and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief.
The Company believes that the claims are without merit and intends to vigorously defend itself against the lawsuit.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.

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
Taking into account our discussions with the attorneys general, as of December 31, 2014, we have accrued $11.0 million for estimated loss exposure in connection with such investigation. As of March 31, 2015, there was no change in the amount accrued. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs relating to the Company’s purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations from Goldman Sachs during 2005 through 2007, which the Company and Goldman Sachs agreed to settle in April 2014. In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million. All amounts were paid in May 2014. This resolution terminated all litigation and arbitration between MoneyGram and Goldman Sachs. Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
Certain litigation matters commenced by the Company were also settled during 2014, resulting in the recognition of an additional $32.4 million in securities settlements.
Tax Litigation — The Internal Revenue Service (the "IRS") completed its examination of the Company’s consolidated income tax returns through 2013. The IRS issued Notices of Deficiency for 2005-2007 and 2009, and also issued an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. This court decision is a change in facts which warranted reassessment of the uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and expects to appeal the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, as of March 31, 2015, the Company characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. As the Company cannot project capital gains sufficient to recognize the benefit, the Company has recorded a full valuation allowance against these losses. This change increased "Income tax expense" in the Consolidated Statements of Operations by $63.7 million, which is reflected as a discrete item for tax purposes as of March 31, 2015. The Company anticipates that there will be total cash payments made in 2015 of approximately $60 million for federal tax payments and associated interest related to this issue. As of March 31, 2015, the Company has made $5.2 million of these anticipated cash payments.

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

The following table is a reconciliation of the weighted-average amounts used in calculating (loss) earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Basic common shares outstanding	62.0	71.6
Shares related to stock options and restricted stock units	—	0.3
Diluted common shares outstanding	62.0	71.9
Potential common shares are excluded from the computation of diluted (loss) earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted (loss) earnings per common share, as their effect would be anti-dilutive, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Shares related to stock options	3.7	3.5
Shares related to restricted stock units	2.7	1.2
Shares excluded from the computation	6.4	4.7

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada, Puerto Rico, and at certain agent locations in select Caribbean and European countries. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 21 percent and 27 percent of total revenue for the three months ended March 31, 2015 and 2014, respectively. Excluded from the segments' operating income are interest and other expenses related to our credit agreement, certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.

The following table is a summary of the total revenue by segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Global Funds Transfer revenue:
Money transfer revenue	$286.8	$326.1
Bill payment revenue	25.5	25.6
Total Global Funds Transfer revenue	312.3	351.7
Financial Paper Products revenue:
Money order revenue	13.1	14.4
Official check revenue	5.2	8.8
Total Financial Paper Products revenue	18.3	23.2
Total revenue	$330.6	$374.9
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Global Funds Transfer operating income	$0.2	$31.5
Financial Paper Products operating income	5.4	9.8
Total segment operating income	5.6	41.3
Other operating loss	(3.9)	(4.3)
Total operating income	1.7	37.0
Interest expense	(11.1)	(9.7)
(Loss) income before income taxes	$(9.4)	$27.3
The following table sets forth the assets by segment as of March 31, 2015 and December 31, 2014:

(Amounts in millions)	March 31, 2015	December 31, 2014
Global Funds Transfer	$1,875.8	$1,858.3
Financial Paper Products	2,503.4	2,464.5
Other	199.7	319.4
Total assets	$4,578.9	$4,642.2

Note 15 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with the Securities and Exchange Commission ("SEC") Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents condensed, consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, along with condensed, consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2015 and 2014. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$126.7	$46.4	$—	$175.2
Settlement assets	—	3,458.7	77.2	—	3,535.9
Property and equipment, net	—	154.4	20.3	—	174.7
Goodwill	—	315.3	126.8	—	442.1
Other assets	21.8	222.2	40.3	(33.3)	251.0
Equity investments in subsidiaries	13.9	200.1	—	(214.0)	—
Intercompany receivables	689.7	6.2	6.2	(702.1)	—
Total assets	$727.5	$4,483.6	$317.2	$(949.4)	$4,578.9
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,491.9	$44.0	$—	$3,535.9
Debt	961.0	—	—	—	961.0
Pension and other postretirement benefits	—	123.2	—	—	123.2
Accounts payable and other liabilities	28.3	159.6	66.0	(33.3)	220.6
Intercompany liabilities	—	695.0	7.1	(702.1)	—
Total liabilities	989.3	4,469.7	117.1	(735.4)	4,840.7
Total stockholders’ (deficit) equity	(261.8)	13.9	200.1	(214.0)	(261.8)
Total liabilities and stockholders’ (deficit) equity	$727.5	$4,483.6	$317.2	$(949.4)	$4,578.9

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$92.0	$156.5	$—	$250.6
Settlement assets	—	3,494.4	39.2	—	3,533.6
Property and equipment, net	—	143.3	22.3	—	165.6
Goodwill	—	315.3	127.2	—	442.5
Other assets	22.4	253.3	36.4	(62.2)	249.9
Equity investments in subsidiaries	102.2	206.2	—	(308.4)	—
Intercompany receivables	692.4	51.5	—	(743.9)	—
Total assets	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,500.4	$33.2	$—	$3,533.6
Debt	963.5	—	—	—	963.5
Pension and other postretirement benefits	—	125.7	—	—	125.7
Accounts payable and other liabilities	38.3	128.0	98.0	(62.2)	202.1
Intercompany liabilities	—	699.7	44.2	(743.9)	—
Total liabilities	1,001.8	4,453.8	175.4	(806.1)	4,824.9
Total stockholders’ (deficit) equity	(182.7)	102.2	206.2	(308.4)	(182.7)
Total liabilities and stockholders’ (deficit) equity	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$440.1	$95.7	$(208.1)	$327.7
Investment revenue	—	2.9	—	—	2.9
Total revenue	—	443.0	95.7	(208.1)	330.6
OPERATING EXPENSES
Fee and other commissions expense	—	295.3	41.9	(183.8)	153.4
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	295.4	41.9	(183.8)	153.5
Compensation and benefits	—	48.6	26.1	—	74.7
Transaction and operations support	0.3	79.0	15.4	(24.3)	70.4
Occupancy, equipment and supplies	—	11.2	4.3	—	15.5
Depreciation and amortization	—	11.9	2.9	—	14.8
Total operating expenses	0.3	446.1	90.6	(208.1)	328.9
OPERATING (LOSS) INCOME	(0.3)	(3.1)	5.1	—	1.7
OTHER EXPENSE
Interest expense	11.1	—	—	—	11.1
Total other expense	11.1	—	—	—	11.1
(Loss) income before income taxes	(11.4)	(3.1)	5.1	—	(9.4)
Income tax (benefit) expense	(4.0)	66.1	0.5	—	62.6
(Loss) income after income taxes	(7.4)	(69.2)	4.6	—	(72.0)
Equity income (loss) in subsidiaries	(64.6)	4.6	—	60.0	—
NET (LOSS) INCOME	(72.0)	(64.6)	4.6	60.0	(72.0)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(10.6)	(10.6)	(14.6)	25.2	(10.6)
COMPREHENSIVE (LOSS) INCOME	$(82.6)	$(75.2)	$(10.0)	$85.2	$(82.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$405.5	$75.3	$(113.1)	$367.7
Investment revenue	—	7.2	—	—	7.2
Total revenue	—	412.7	75.3	(113.1)	374.9
OPERATING EXPENSES
Fee and other commissions expense	—	208.8	43.4	(81.3)	170.9
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	208.9	43.4	(81.3)	171.0
Compensation and benefits	—	52.7	17.0	—	69.7
Transaction and operations support	2.0	87.8	13.3	(31.8)	71.3
Occupancy, equipment and supplies	—	9.4	3.4	—	12.8
Depreciation and amortization	—	9.6	3.5	—	13.1
Total operating expenses	2.0	368.4	80.6	(113.1)	337.9
OPERATING (LOSS) INCOME	(2.0)	44.3	(5.3)	—	37.0
OTHER EXPENSE
Interest expense	9.7	—	—	—	9.7
Total other expense	9.7	—	—	—	9.7
(Loss) income before income taxes	(11.7)	44.3	(5.3)	—	27.3
Income tax benefit	(4.1)	(7.6)	—	—	(11.7)
(Loss) income after income taxes	(7.6)	51.9	(5.3)	—	39.0
Equity income (loss) in subsidiaries	46.6	(5.3)	—	(41.3)	—
NET INCOME (LOSS)	39.0	46.6	(5.3)	(41.3)	39.0
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(4.4)	(2.4)	0.9	1.5	(4.4)
COMPREHENSIVE INCOME (LOSS)	$34.6	$44.2	$(4.4)	$(39.8)	$34.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13.1)	$32.9	$(65.8)	$—	$(46.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(25.9)	(1.0)	—	(26.9)
Dividend from subsidiary	12.9	—	—	(12.9)	—
Intercompany financing	2.7	43.3	—	(46.0)	—
Net cash provided by (used in) investing activities	15.6	17.4	(1.0)	(58.9)	(26.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.5)	—	—	—	(2.5)
Dividend to parent	—	(12.9)	—	12.9	—
Intercompany financings	—	(2.7)	(43.3)	46.0	—
Net cash (used in) provided by financing activities	(2.5)	(15.6)	(43.3)	58.9	(2.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	34.7	(110.1)	—	(75.4)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$126.7	$46.4	$—	$175.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(14.2)	$66.6	$(22.8)	$—	$29.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of disposals	—	(17.1)	—	—	(17.1)
Capital contribution from subsidiary guarantors	11.3	—	—	(11.3)	—
Intercompany financing	4.9	—	—	(4.9)	—
Net cash provided by (used in) investing activities	16.2	(17.1)	—	(16.2)	(17.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on debt	(2.1)	—	—	—	(2.1)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividend to parent	—	(11.3)	—	11.3	—
Intercompany financing	—	(4.9)	—	4.9	—
Net cash (used in) provided by financing activities	(1.7)	(16.2)	—	16.2	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.3	33.3	(22.8)	—	10.8
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	224.9	92.2	—	318.8
CASH AND CASH EQUIVALENTS—End of period	$2.0	$258.2	$69.4	$—	$329.6

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, or through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We have Company-operated retail locations in the U.S. and Western Europe.
Our global money transfer services are our primary revenue driver, accounting for 87 percent of total revenue for the three months ended March 31, 2015. The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. While we are the second largest money transfer company in the world (based on total face value of remittances in 2014), we will encounter competition from new technologies that allow consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 349,000 agent locations in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada, Puerto Rico, and at certain agent locations in select Caribbean and European countries. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. The "Other" segment contains corporate items. Our sales efforts are organized based on the nature of the products and services offered. Operating expenses are analyzed on the functional nature of the expense.
Business Environment and Trends
Our financial results reflect the impact from a full quarter of the Company's lower U.S. to U.S. pricing, a competitive product in the U.S. to U.S. corridor and the strengthening of the U.S. dollar, which negatively impacted revenue and cash flow in the three months ended March 31, 2015. However, the growth in the U.S. Outbound and Non-U.S. corridors along with the continued growth of the self-service channel have partially offset this impact.
The Company's revenues and expenses generated in other currencies were impacted by the strengthening of the U.S. dollar in the three months ended March 31, 2015 as further detailed in the Results of Operations. Similarly, as presented in the Consolidated Statements of Comprehensive (Loss) Income, the strengthening of the U.S. dollar also increased the unrealized foreign currency translation loss on the Company's assets and liabilities held in functional currencies other than the U.S. dollar.
On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. We are unable to determine the overall extent of the long-term negative impact of this program to our business. However, the Company's U.S. to U.S. transactions originated at Walmart declined 57 percent for the three months ended March 31, 2015.

We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. We are monitoring consumer behavior to ensure that we maintain a transaction growth trend. Pricing actions from our competitors may result in pricing changes for our products and services. On October 31, 2014, we introduced lower prices for our money transfer product in the U.S. to U.S. market and, as a result, have seen improvements including a reduction in the decline of transactions over $50 and an increase in average face value per transaction.
On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). We have received two annual reports from the compliance monitor, which have resulted in us continuing to make investments in various areas of our compliance systems and operations. We incurred $1.9 million of expense directly related to the monitor and $5.5 million of compliance enhancement program expenditures for the quarter ended March 31, 2015.
2015 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the implementation of the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on self-service revenue.
Our reorganization and restructuring activities are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these activities will be concluded at or near the end of the 2015 fiscal year. The following figures include Company estimates and are subject to change as the global transformation program continues to be implemented. The Company is estimating it will incur $45.0 million in cash outlays through 2015 and generate an annual estimated pre-tax savings of $25.0 million exiting fiscal year 2015. For the three months ended March 31, 2015, the Company recorded total reorganization and restructuring expenses of $9.9 million.
Our compliance enhancement program is focused on improving our services for the consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. The Company estimates total cash outlays for compliance enhancement of $80.0 million to $90.0 million for 2014 through 2016. For the three months ended March 31, 2015, we incurred $5.5 million of compliance enhancement program expense.
We believe that our investment in innovative products and services, particularly self-service solutions such as MoneyGram Online, mobile, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. For the three months ended March 31, 2015, the money transfer fee and other revenue from the self-service channel grew 45 percent from the same period in 2014 and accounted for $31.6 million, or 11 percent, of total money transfer fee and other revenue.
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

Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following non-GAAP financial measures include:
EBITDA (Earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization)
Adjusted EBITDA (EBITDA adjusted for certain significant items) — Adjusted EBITDA does not reflect cash requirements necessary to service interest or principal payments on our indebtedness or tax payments that may represent a reduction in cash available.
Adjusted Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses) — Adjusted Free Cash Flow does not reflect cash payments related to the adjustment of certain significant items in Adjusted EBITDA.
Constant Currency — Constant currency metrics assume that amounts denominated in foreign currencies are translated to the U.S. dollar at rates consistent with those in the prior year.
We believe that these non-GAAP financial measures provide useful information to investors because they are an indicator of the strength and performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency figures are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources or establishing employee incentive programs. Although we believe the above non-GAAP financial measures enhance investors' understanding of its business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. Since these are non-GAAP measures, the Company believes it is more appropriate to disclose these metrics after discussion and analysis of the GAAP financial measures.
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
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues and commissions and for all countries where the functional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
REVENUE
Fee and other revenue	$327.7	$367.7	(11)%
Investment revenue	2.9	7.2	(60)%
Total revenue	330.6	374.9	(12)%
OPERATING EXPENSES
Fee and other commissions expense	153.4	170.9	(10)%
Investment commissions expense	0.1	0.1	—%
Total commissions expense	153.5	171.0	(10)%
Compensation and benefits	74.7	69.7	7%
Transaction and operations support	70.4	71.3	(1)%
Occupancy, equipment and supplies	15.5	12.8	21%
Depreciation and amortization	14.8	13.1	13%
Total operating expenses	328.9	337.9	(3)%
OPERATING INCOME	1.7	37.0	(95)%
OTHER EXPENSE
Interest expense	11.1	9.7	14%
Total other expense	11.1	9.7	14%
(Loss) income before income taxes	(9.4)	27.3	(134)%
Income tax expense (benefit)	62.6	(11.7)	(635)%
NET (LOSS) INCOME	$(72.0)	$39.0	(285)%

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three months ended March 31, 2015 and 2014. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
Money transfer fee and other revenue	$286.8	$326.1	(12)%
Bill payment fee and other revenue	25.5	25.6	—%
Global Funds Transfer fee and other revenue	$312.3	$351.7	(11)%
Fee and other commissions expense	$153.3	$170.7	(10)%

Money Transfer Fee and Other Revenue
For the three months ended March 31, 2015, the decrease in money transfer fee and other revenue was primarily driven by unfavorable foreign currency exchange rates and the pricing actions introduced in October 2014 in the U.S. to U.S. corridor. The following table details the changes in money transfer fee and other revenue from 2014 to 2015, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2014	$326.1
Change resulting from:
Money transfer volume decline	(1.2)
Average face value per transaction and pricing	(18.7)
Corridor mix	(4.3)
Foreign currency exchange rate	(15.1)
For the period ended March 31, 2015	$286.8
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the three months ended March 31:

	2015	2014
U.S. to U.S.	18%	29%
U.S. Outbound	43%	37%
Non-U.S.	39%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three months ended March 31:

2015 vs 2014
Total transactions	—%
U.S. to U.S.	(37)%
U.S. Outbound	15%
Non-U.S.	14%
For the three months ended March 31, 2015, the U.S. Outbound corridors generated 15 percent transaction growth while accounting for 43 percent of our total money transfer transactions. The growth in the U.S. Outbound corridor was primarily driven by sends to Latin America and Africa. Latin America had transaction growth of 14 percent, with sends to Mexico increasing 12 percent over the prior year. Non-U.S. transactions generated 14 percent transaction growth and accounted for 39 percent of total money transfer transactions. The growth was primarily driven by the Middle East and Western Europe regions. The U.S. to U.S. corridor declined 37 percent and accounted for 18 percent of total money transfer transactions. The decline was primarily driven by a 57 percent decline in Walmart U.S. to U.S. transactions, partially offset by two percent growth in U.S. to U.S. transactions excluding transactions originating at Walmart.
Bill Payment Fee and Other Revenue
For the three months ended March 31, 2015, bill payment fee and other revenue decreased by $0.1 million, remaining relatively flat, as a result of lower average fees resulting from shifts in industry mix, partially offset by transaction growth of four percent. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals.

Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2014 to 2015, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2014	$170.7
Change resulting from:
Money transfer revenue volume and price impacts	(11.0)
Money transfer corridor and agent mix	(0.5)
Bill payment volumes and commission rates	(0.4)
Signing bonuses	1.7
Foreign currency exchange rate	(7.2)
For the period ended March 31, 2015	$153.3
For the three months ended March 31, 2015, fee and other commissions expense decreased 10 percent, or $17.4 million. The decrease in commission expense was primarily driven by changes in money transfer revenue volumes, pricing actions introduced in October 2014 in the U.S. to U.S. corridor and the movement in foreign currency exchange rates, partially offset by increased signing bonus amortization from our agent expansion and retention efforts. Fee and other commissions expense as a percentage of fee and other revenue increased to 49.1 percent for the three months ended March 31, 2015, from 48.5 percent for the same period in 2014.
Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three months ended March 31, 2015 and 2014. Investment revenue and investment commissions expense is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
Money order fee and other revenue	$12.2	$12.3	(1)%
Official check fee and other revenue	3.2	3.7	(14)%
Financial Paper Product fee and other revenue	$15.4	$16.0	(4)%
Fee and other commissions expense	$0.1	$0.2	(50)%
For the three months ended March 31, 2015, money order fee and other revenue decreased due to transaction declines of six percent attributed to the attrition of agents and the migration by consumers to other payment methods, partially offset by an increase in service revenue on outstanding money orders. Similarly, official check fee and other revenue decreased $0.5 million, or 14 percent, when compared to the same period in 2014.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commission expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
Investment revenue	$2.9	$7.2	(60)%
Investment commissions expense (1)	0.1	0.1	—%
(1)Commissions are generated from the average outstanding cash balances of official checks sold.
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received from the sale of official checks and money orders. These cash balances are available to us for investment until the payment instrument is cleared. Investment revenue varies depending on the level of investment balances and the yield on our investments.
For the three months ended March 31, 2015, investment revenue decreased $4.3 million, or 60 percent, when compared to the same period in 2014. The decline is primarily due to one-time returns on legacy investments in 2014 and lower average investment balances in 2015.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three months ended March 31, 2015, investment commissions expense remained stable compared to the same period in 2014.
Operating Expenses
The following table is a summary of the operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$74.7	23%	$69.7	19%
Transaction and operations support	70.4	21%	71.3	19%
Occupancy, equipment and supplies	15.5	5%	12.8	3%
Depreciation and amortization	14.8	4%	13.1	4%
Total operating expenses	$175.4	53%	$166.9	45%
For the three months ended March 31, 2015, total operating expenses as a percentage of total revenue was 53 percent, an increase from 45 percent for the same period in 2014, primarily due to the increased expenses incurred as a result of the 2014 Global Transformation Program as well as the decline in total revenue compared to the prior period.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2014 to 2015, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2014	$69.7
Change resulting from:
Employee stock-based compensation	0.9
Reorganization and restructuring costs	3.9
Compliance enhancement program	(0.4)
Salaries, related payroll taxes and incentive compensation	5.4
Foreign currency exchange rate	(5.5)
Other employee benefits	0.7
For the period ended March 31, 2015	$74.7
For the three months ended March 31, 2015, compensation and benefits expense increased primarily due to an increase in salaries, related payroll taxes and incentive compensation and increased costs relating to the 2014 Global Transformation Program. The increase in salaries, related payroll taxes and incentive compensation consist of normal merit increases and certain incentive compensation. For the three months ended March 31, 2015, costs related to the 2014 Global Transformation Program increased $3.5 million based on the timing of the start of the program in March 2014. These increases were partially offset by the impact of the strengthening of the U.S. dollar.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2014 to 2015, for the three months ended March 31:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2014	$71.3
Change resulting from:
Compliance enhancement program	(1.9)
Outsourcing, independent contractor and consultant costs	3.5
Foreign exchange gains	(2.0)
Reorganization and restructuring costs	2.2
Direct monitor costs	1.1
Foreign currency exchange rate	(3.4)
Other	(0.4)
For the period ended March 31, 2015	$70.4
Transaction and operations support expense decreased for the three months ended March 31, 2015 primarily as a result of the decreased costs related to our compliance enhancement program and foreign exchange gains. The decline in the compliance enhancement program costs is due to lower contract and consultant expenses related to the timing and capitalization of projects. These decreases were offset by higher reorganization and restructuring costs and an increase in direct monitor costs for the three months ended March 31, 2015. Reorganization and restructuring costs increased primarily due to higher employee recruiting and relocation fees, travel and entertainment and telecommunication fees.

Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expenses include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2015, occupancy, equipment and supplies expenses increased $2.7 million, or 21%, when compared to the same period in 2014, as a result of an increase in facilities costs associated with the 2014 Global Transformation Program, increased maintenance and forms and supplies.
Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2015, depreciation and amortization increased $1.7 million, or 13%, compared to the same period in 2014, primarily driven by higher amortization expense for acquired intangibles and depreciation expense for computer hardware.
Pre-Tax Operating Income and Operating Margin
The Company's management utilizes pre-tax operating income and operating margin when assessing both consolidated and segment operating performance and allocation of resources. Excluded from the segments' operating income are interest and other expenses related to our credit agreement, certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments.
The following table provides a summary overview of pre-tax operating income and operating margin for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
(Dollars in millions)	2015	2014
Operating income:
Global Funds Transfer	$0.2	$31.5	$(31.3)
Financial Paper Products	5.4	9.8	(4.4)
Total segment operating income	5.6	41.3	(35.7)
Other	(3.9)	(4.3)	0.4
Total operating income	1.7	37.0	(35.3)
Interest expense	11.1	9.7	1.4
(Loss) income before income taxes	$(9.4)	$27.3	$(36.7)

Total operating margin	0.5%	9.9%
Global Funds Transfer	0.1%	9.0%
Financial Paper Products	29.5%	42.2%
For the three months ended March 31, 2015, the Company experienced a decline in total operating income and operating margin when compared to the same periods in 2014, primarily as a result of the decrease in money transfer revenue of $39.3 million and a $6.8 million increase in reorganization and restructuring costs.
Other Expenses
Interest Expense
As a result of higher average debt balances incurred in connection with the First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") dated April 2, 2014, interest expense increased $1.4 million, or 14 percent, for the three months ended March 31, 2015, when compared to the same period in 2014. See Note 7 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
Income Taxes
For the three months ended March 31, 2015, although the Company recognized a pre-tax loss of $9.4 million, tax expense of $62.6 million was recorded primarily as a result of the court decision related to the IRS matter. See Note 11 — Income Taxes and Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Free Cash Flow
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items) and Adjusted Free Cash Flow (Adjusted EBITDA less cash interest expense, cash tax expense, cash payments for capital expenditures and cash payments for agent signing bonuses)provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present the Adjusted EBITDA, constant currency adjusted balances, which provide information to investors regarding MoneyGram's performance without the effect of foreign currency exchange rate fluctuations year over year.
Although we believe that EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Amounts in millions)	2015	2014	Change
(Loss) income before income taxes	$(9.4)	$27.3	$(36.7)
Interest expense	11.1	9.7	1.4
Depreciation and amortization	14.8	13.1	1.7
Amortization of agent signing bonuses	14.6	11.8	2.8
EBITDA	31.1	61.9	(30.8)
Significant items impacting EBITDA:
Reorganization and restructuring costs	9.9	3.1	6.8
Stock-based, contingent and incentive compensation (1)	6.1	3.5	2.6
Compliance enhancement program	5.5	7.1	(1.6)
Direct monitor costs	1.9	0.8	1.1
Legal and contingent matters (2)	0.1	0.4	(0.3)
Capital transaction costs (3)	—	1.1	(1.1)
Adjusted EBITDA	$54.6	$77.9	$(23.3)

Adjusted EBITDA growth, as reported	(30)%
Adjusted EBITDA growth, constant currency adjusted	(31)%

Adjusted EBITDA	$54.6	$77.9	$(23.3)
Cash interest expense	(10.4)	(9.1)	(1.3)
Cash tax expense	(7.6)	(0.1)	(7.5)
Cash payments for capital expenditures	(26.9)	(17.1)	(9.8)
Cash payments for agent signing bonuses	(44.0)	(4.9)	(39.1)
Adjusted Free Cash Flow	$(34.3)	$46.7	$(81.0)
(1) Stock-based compensation, contingent performance awards payable after three years and certain incentive compensation.
(2) Legal expenses represent legal fees and expenses primarily related to the U.S. Attorney's Office for the Middle District of Pennsylvania investigation and the IRS tax litigation.
(3) Professional and legal fees incurred for the April 2, 2014 equity transactions.

EBITDA and Adjusted EBITDA
As disclosed in the above table, for the three months ended March 31, 2015, EBITDA has been primarily adjusted for the 2014 Global Transformation Program costs, which consist of: $9.9 million for reorganization and restructuring costs and $5.5 million for the compliance enhancement program costs. In addition, EBITDA has been adjusted for $6.1 million of stock-based, contingent and incentive compensation costs.
For the three months ended March 31, 2014, EBITDA was adjusted for the 2014 Global Transformation Program, which consists of: $7.1 million for the compliance enhancement program and $3.1 million for the reorganization and restructuring costs. In addition, EBITDA has been adjusted for $3.5 million of stock-based, contingent and incentive compensations costs.
For the three months ended March 31, 2015, the Company generated EBITDA of $31.1 million and Adjusted EBITDA of $54.6 million. When compared to the same period in 2014, EBITDA decreased $30.8 million, or 50 percent, primarily due to the decrease in money transfer fee and other revenue and increase in costs incurred for the 2014 Global Transformation Program. When compared to the same period in 2014, Adjusted EBITDA decreased $23.3 million, or 30 percent, as a result of the decline in money transfer fee and other revenue, which was primarily driven by Walmart's competitive white label money transfer service and pricing actions introduced in the U.S. to U.S. corridor in October 2014.
Adjusted EBITDA growth, as reported and constant currency adjusted, declined 30 percent and 31 percent, respectively, for the three months ended March 31, 2015 when compared to the same period in the prior year. Non-U.S. corridor transactions represent 39 percent of total money transfer transactions in the first quarter and, as a result, foreign currency fluctuations impacted the Company's total revenue. Partially offsetting this decline in revenues is a reduction in operating expenses as the Company has moved a significant portion of operating expenses outside of the U.S.
Adjusted Free Cash Flow
For the three months ended March 31, 2015, Adjusted Free Cash Flow was negative $34.3 million, a decrease of $81.0 million, or 173 percent, when compared to the same period in 2014. The decrease was primarily driven by increased agent signing bonus payments of $39.1 million resulting from the timing of certain payments, increased payments for capital expenditures of $9.8 million and increased tax expense payments of $7.5 million primarily resulting from the IRS matter further disclosed in Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” We have historically utilized the assets in excess of payment service obligations measure in various liquidity and capital assessments. As of December 31, 2014, we recast our Consolidated Balance Sheets to include the settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments in a new balance sheet caption, entitled "Settlement assets," in an amount equal to the "Payment service obligations" line item. The historically reported assets in excess of payment service obligations are now presented as unrestricted "Cash and cash equivalents" on the Consolidated Balance Sheets.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of cash and cash equivalents and our settlement assets at March 31, 2015 and December 31, 2014:

(Amounts in millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$175.2	$250.6

Settlement assets:
Settlement cash and cash equivalents	1,699.1	1,657.3
Receivables, net	721.8	757.6
Interest-bearing investments	1,089.0	1,091.6
Available-for-sale investments	26.0	27.1
	3,535.9	3,533.6
Payment service obligations	$(3,535.9)	$(3,533.6)
Our primary sources of liquidity include cash flows generated by the sale of our payment instruments, our cash and cash equivalent and interest-bearing investment balances, proceeds from our investment portfolio and credit capacity under our credit facilities. Our primary operating liquidity needs are related to the settlement of payment service obligations to our agents and financial institution customers, general operating expenses and debt service.
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
We seek to maintain funding capacity beyond our daily operating needs to provide a cushion through the normal fluctuations in our payment service obligations, as well as to provide working capital for the operational and growth requirements of our business. We believe we have sufficient liquid assets and funding capacity to operate and grow our business for the next 12 months. Should our liquidity needs exceed our operating cash flows, we believe that external financing sources, including availability under our credit facilities, will be sufficient to meet our anticipated funding requirements.

Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A3/A- or better by two of the following three rating agencies: Moody’s Investor Service, ("Moody’s"), Standard & Poors, ("S&P") or Fitch Ratings, Inc. ("Fitch"); and in AAA- rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of March 31, 2015, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $3.0 billion, representing 99 percent of our total investment portfolio. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments
Our investment portfolio includes $26.0 million of available-for-sale investments as of March 31, 2015. U.S. government agency residential mortgage-backed securities compose $13.5 million of our available-for-sale investments, while other asset-backed securities compose the remaining $12.5 million.
Credit Facilities
Our credit facilities consist of the Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. See Note 7 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure. The following table is a summary of principal payments and debt issuance from January 1, 2014 to March 31, 2015:

	2013 Credit Agreement
(Amounts in millions)	Term loan	Revolving facility	Total Debt
Balance at January 1, 2014	$843.6	$—	$843.6
2014 new debt issued	130.0	—	130.0
2014 payments	(9.5)	—	(9.5)
2015 payments	(2.5)	—	(2.5)
Balance at March 31, 2015	$961.6	$—	$961.6
As of March 31, 2015, the Company had no outstanding letters of credit or borrowings under the revolving credit facility leaving $150.0 million of borrowing capacity thereunder. See Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At March 31, 2015, the Company was in compliance with its financial covenants; see Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure relating to the financial covenants.
On April 2, 2014, we entered into the Incremental Agreement with Bank of America, N.A., as administrative agent, and various lenders, which provided for (a) a tranche under the term loan facility in an aggregate principal amount of $130.0 million, (b) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (c) certain other amendments to the 2013 Credit Agreement further described in Note 7 — Debt of the Notes to Consolidated Financial Statements.

Credit Ratings
As of March 31, 2015, our credit ratings from Moody’s and S&P were B1 and BB-, respectively, remaining unchanged from December 31, 2014. On April 13, 2015, S&P lowered our credit rating from BB- with a negative outlook to B+ with a stable outlook. Our credit facilities, regulatory capital requirements and other obligations were not impacted and will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of March 31, 2015. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Requirements
We have a funded, noncontributory pension plan that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. Refer to "Liquidity and Capital Resources" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for additional discussion. In January 2015, the Company announced a voluntary pension buyout program that will result in a reduction of our pension obligations. Under the program, approximately 1,500 eligible deferred vested participants had the one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. The eligible participants had the ability to elect this option through the end of the first quarter of 2015 with settlement planned for the second quarter. Approximately 68 percent of eligible participants elected the settlement option by the March 31, 2015 deadline.  As a result, the Company will reduce its pension obligations by approximately $36 million during the second quarter. This will create an additional pre-tax settlement charge of approximately $14.4 million in the second quarter of 2015 with expense savings to the Company in future years of approximately $1.3 million annually.

The Company’s consolidated income tax returns for fiscal years 2005-2009 were examined by the IRS. The IRS issued Notices of Deficiency disallowing among other items approximately $900 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. See Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further discussion regarding the IRS matter. In addition, in the first quarter of 2015, the IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) that included disallowing $100.0 million of deductions related to payments the Company made to the United States government in connection with the deferred prosecution agreement (the "DPA") with the MDPA and the DOJ. The Company disagrees with adjustments in the RAR and has filed a protest letter so that the issue will be considered by the IRS Appeals Division. See Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements for further discussion regarding this matter. Overall, if all of the Company’s positions, inclusive of the tax court matter and the 2011 through 2013 audit are ultimately rejected, the Company would be required to make cash payments of approximately $78 million based on benefits taken and taxable income earned through March 31, 2015. As a result of the tax court ruling, we have already paid $5.2 million in federal tax payments in this quarter and we expect to make additional cash payments in 2015 to the IRS of approximately $55 million which would reduce our overall $78 million cash payment exposure to approximately $23 million.

Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Net (loss) income	$(72.0)	$39.0
Total adjustments to reconcile net income	26.0	(9.4)
Net cash (used in) provided by operating activities	$(46.0)	$29.6
For the three months ended March 31, 2015 and 2014, operating activities used net cash of $46.0 million and generated net cash of $29.6 million, respectively. Cash used in operating activities increased for the three months ended March 31, 2015 due to an increase in signing bonus payments of $39.1 million, the decrease in net income as a result the decrease in money transfer revenue of $39.3 million and a $6.8 million increase in reorganization and restructuring costs. Net cash provided by operating activities for the three months ended March 31, 2014 primarily consisted of changes in working capital.
Cash Flows from Investing Activities

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Purchases of property and equipment	$(26.9)	$(17.1)
Net cash used in investing activities	$(26.9)	$(17.1)
For the three months ended March 31, 2015 and 2014 investing activities used cash of $26.9 million and $17.1 million, respectively, for capital expenditures related to the 2014 Global Transformation Program and ongoing business operations.
Cash Flows from Financing Activities

	Three Months Ended March 31,
(Amounts in millions)	2015	2014
Principal payments on debt	$(2.5)	$(2.1)
Proceeds from exercise of stock options	—	0.4
Net cash used in financing activities	$(2.5)	$(1.7)
For the three months ended March 31, 2015 and 2014, financing activities used cash of $2.5 million and $1.7 million, respectively, due to payments associated with the 2013 Credit Agreement.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended March 31, 2015. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management's current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•
our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain Office of Foreign Asset Control restrictions;

•	changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	weakened consumer confidence in our business or money transfers generally;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to manage risks associated with our international sales and operations;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

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

•
the risks and uncertainties described in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission ("SEC") from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2014. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting — There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs & Co., Inc. ("Goldman Sachs") and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief.
The Company believes that the claims are without merit and intends to vigorously defend itself against the lawsuit.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
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
Taking into account the Company's discussions with the attorneys general, as of December 31, 2014, we have accrued $11.0 million for estimated loss exposure in connection with such investigation. As of March 31, 2015, there was no change in the amount accrued. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The Internal Revenue Service (the "IRS") completed its examination of the Company’s consolidated income tax returns through 2013. The IRS issued Notices of Deficiency for 2005-2007 and 2009, and also issued an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. This court decision is a change in facts which warranted reassessment of the uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and expects to appeal the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, as of March 31, 2015, the Company characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. As the Company cannot project capital gains sufficient to recognize the benefit, the Company has recorded a full valuation allowance against these losses. This change increased "Income tax expense" in the Consolidated Statements of Operations by $63.7 million, which is reflected as a discrete item for tax purposes as of March 31, 2015. The Company anticipates that there will be total cash payments made in 2015 of approximately $60 million for federal tax payments and associated interest related to this issue. As of March 31, 2015, the Company has made $5.2 million of these anticipated cash payments.

ITEM 1A. RISK FACTORS
There has been no material change in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2015, the Company had repurchased 8,228,573 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 3,771,427 shares. During the three months ended March 31, 2015, the Company did not repurchase common shares.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 4, 2015	By:	/s/ W. ALEXANDER HOLMES
W. Alexander Holmes
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated June 28, 2004 (Incorporated by reference from Exhibit 3.1 to Registrant's Annual Report on Form 10-K filed on March 15, 2010).

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

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated November 14, 2011 (Incorporated by reference from Exhibit 3.1 to Registrant's Current Report on Form 8-K filed November 14, 2011).

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

10.1*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Time-Based Restricted Stock Unit Award Agreement.
10.2*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance-Based Restricted Stock Unit Award Agreement.
10.3*†	Global Time-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley.
10.4*†	Global Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley.
10.5†
Settlement Agreement, dated as of January 8, 2015, by and between MoneyGram International Limited and Carl-Olav Scheible (Incorporated by reference from Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2015).

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Stockholders' Deficit as of March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.