Form 10-Q
period 2015-09-30
MONEYGRAM INTERNATIONAL INC
filed 2015-11-02
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2015

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
As of October 30, 2015, 53,209,339 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$151.6	$250.6
Settlement assets	3,508.1	3,533.6
Property and equipment, net	198.1	165.6
Goodwill	442.1	442.5
Other assets	211.5	249.9
Total assets	$4,511.4	$4,642.2

LIABILITIES
Payment service obligations	$3,508.1	$3,533.6
Debt	956.1	963.5
Pension and other postretirement benefits	112.7	125.7
Accounts payable and other liabilities	178.7	202.1
Total liabilities	4,755.6	4,824.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at September 30, 2015 and December 31, 2014	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at September 30, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	996.7	982.8
Retained loss	(1,229.0)	(1,144.6)
Accumulated other comprehensive loss	(62.0)	(67.1)
Treasury stock: 5,621,743 and 5,734,338 shares at September 30, 2015 and December 31, 2014, respectively	(134.4)	(138.3)
Total stockholders’ deficit	(244.2)	(182.7)
Total liabilities and stockholders’ deficit	$4,511.4	$4,642.2

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2015	2014	2015	2014
REVENUE
Fee and other revenue	$365.8	$355.2	$1,049.5	$1,091.7
Investment revenue	2.8	2.8	8.5	13.6
Total revenue	368.6	358.0	1,058.0	1,105.3
OPERATING EXPENSES
Fee and other commissions expense	168.7	164.1	485.3	506.6
Investment commissions expense	0.2	0.1	0.5	0.3
Total commissions expense	168.9	164.2	485.8	506.9
Compensation and benefits	73.1	68.9	235.6	213.6
Transaction and operations support	78.2	81.7	238.9	230.3
Occupancy, equipment and supplies	15.0	13.4	46.3	39.9
Depreciation and amortization	16.8	13.5	48.8	40.2
Total operating expenses	352.0	341.7	1,055.4	1,030.9
OPERATING INCOME	16.6	16.3	2.6	74.4
OTHER (INCOME) EXPENSE
Net securities gains	—	—	—	(22.4)
Interest expense	11.2	11.6	33.7	32.7
Total other expense, net	11.2	11.6	33.7	10.3
Income (loss) before income taxes	5.4	4.7	(31.1)	64.1
Income tax expense	0.5	7.7	48.4	2.5
NET INCOME (LOSS)	$4.9	$(3.0)	$(79.5)	$61.6

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.08	$(0.05)	$(1.28)	$0.94
Diluted	$0.08	$(0.05)	$(1.28)	$0.93

Weighted-average outstanding common shares and equivalents used in computing earnings (loss) per common share
Basic	62.1	63.3	62.1	65.7
Diluted	63.8	63.3	62.1	65.9

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
NET INCOME (LOSS)	$4.9	$(3.0)	$(79.5)	$61.6
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of ($0.1) and ($0.5) for the three months ended September 30, 2015 and 2014, respectively, and $0.0 and ($0.1) for the nine months ended September 30, 2015 and 2014, respectively	(0.2)	(1.0)	(0.2)	(5.9)
Amortization of prior service credit and net actuarial loss for pension and postretirement benefit plans recorded to net income (loss), net of tax benefit of $0.6 for both the three months ended September 30, 2015 and 2014 and $2.2 and $1.7 for the nine months ended September 30, 2015 and 2014, respectively	1.2	1.0	4.0	3.1
Valuation adjustment for pension and postretirement benefit plans, net of tax (benefit) expense of ($2.1) and $0.0 for the three months ended September 30, 2015 and 2014, respectively, and $1.6 and $0.0 for the nine months ended September 30, 2015 and 2014, respectively	(3.6)	—	2.7	—
Pension settlement charge, net of tax benefit of $0.0 for the three months ended September 30, 2015 and 2014, respectively, and $5.0 and $0.0 for the nine months ended September 30, 2015 and 2014, respectively	—	—	8.8	—
Unrealized foreign currency translation adjustments, net of tax benefit of $1.4 and $4.3 for the three months ended September 30, 2015 and 2014, respectively, and $5.9 and $5.4 for the nine months ended September 30, 2015 and 2014, respectively	(2.4)	(7.4)	(10.2)	(9.4)
Other comprehensive (loss) income	(5.0)	(7.4)	5.1	(12.2)
COMPREHENSIVE (LOSS) INCOME	$(0.1)	$(10.4)	$(74.4)	$49.4

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4.9	$(3.0)	$(79.5)	$61.6
Depreciation and amortization	16.8	13.5	48.8	40.2
Signing bonus amortization	16.2	14.7	45.3	39.2
Signing bonus payments	(7.5)	(23.4)	(71.3)	(32.9)
Amortization of debt discount and deferred financing costs	0.7	1.0	2.2	2.4
Non-cash compensation and pension expense	8.2	7.0	37.7	19.6
Change in other assets	23.9	2.3	52.9	(31.9)
Change in accounts payable and other liabilities	(8.7)	13.3	(38.7)	14.9
Other non-cash items, net	0.3	(5.7)	0.1	(11.4)
Net cash provided by (used in) operating activities	54.8	19.7	(2.5)	101.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29.1)	(25.2)	(88.8)	(64.7)
Cash paid for acquisitions, net of cash acquired	—	(11.5)	—	(11.5)
Proceeds from disposal of assets	0.1	0.2	0.1	0.4
Net cash used in investing activities	(29.0)	(36.5)	(88.7)	(75.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	—	129.8
Transaction costs for issuance and amendment of debt	—	—	—	(5.1)
Principal payments on debt	(2.4)	(2.5)	(7.4)	(7.0)
Proceeds from exercise of stock options	—	—	—	0.4
Stock repurchase	(0.4)	(9.1)	(0.4)	(142.1)
Net cash used in financing activities	(2.8)	(11.6)	(7.8)	(24.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	23.0	(28.4)	(99.0)	1.9
CASH AND CASH EQUIVALENTS—Beginning of period	128.6	349.1	250.6	318.8
CASH AND CASH EQUIVALENTS—End of period	$151.6	$320.7	$151.6	$320.7
Supplemental cash flow information:
Cash payments for interest	$10.6	$10.7	$31.6	$30.4
Cash payments for income taxes	$1.9	$4.5	$67.2	$4.9
Change in accrued purchases of property and equipment	$(6.9)	$(4.8)	$(7.5)	$(12.6)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Net loss	—	—	—	(79.5)	—	—	(79.5)
Stock-based compensation activity	—	—	13.9	(4.9)	—	4.3	13.3
Stock repurchase	—	—	—	—	—	(0.4)	(0.4)
Net change in unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	(0.2)	—	(0.2)
Pension settlement charge, net of tax	—	—	—	—	8.8	—	8.8
Pension valuation, net of tax	—	—	—	—	2.7	—	2.7
Net change in pension liability, net of tax	—	—	—	—	4.0	—	4.0
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(10.2)	—	(10.2)
September 30, 2015	$183.9	$0.6	$996.7	$(1,229.0)	$(62.0)	$(134.4)	$(244.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2014	$281.9	$0.6	$1,011.8	$(1,214.4)	$(33.0)	$(123.9)	$(77.0)
Net income	—	—	—	61.6	—	—	61.6
Stock-based compensation activity	—	—	11.9	(2.3)	—	2.3	11.9
Capital contribution from investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of share	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Stock repurchase	—	—	—	—	—	(9.1)	(9.1)
Net change in unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	(5.9)	—	(5.9)
Net change in pension liability, net of tax	—	—	—	—	3.1	—	3.1
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(9.4)	—	(9.4)
September 30, 2014	$183.9	$0.6	$989.3	$(1,155.1)	$(45.2)	$(130.7)	$(157.2)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The GFT segment provides global money transfer services and bill payment services to consumers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer self-service solutions such as moneygram.com, mobile, account deposit and kiosk-based services. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. The FPP segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying unaudited consolidated financial statements of MoneyGram are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
Reclassifications have been made on the prior year Consolidated Statement of Cash Flows to conform to current year presentation disclosing ending unrestricted "Cash and cash equivalents." In addition, we have recast the Consolidated Statements of Cash Flows to net the changes in "Settlement assets" and "Payment service obligations" in the operating section of the statement. Historically, investments used to settle payment service obligations were included in the investing section of the cash flow statement; however, settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments, the receipt of which creates an equal and offsetting settlement obligation for subsequent payment to the intended recipient. Settlement assets are segregated due to their restricted nature, as they are held for payout to customers and subject to restrictions by various U.S. state agencies and foreign jurisdictions pursuant to licensing requirements. Since "Settlement assets" and the related "Payment service obligations" fluctuate in equal amounts with one another, they do not have a net impact on the Company’s cash flows.
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
Recent Accounting Pronouncements and Related Developments — In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, ("ASU 2015-02"). The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. In August 2015, the FASB issued ASU 2015-15 Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs and related disclosures, the adoption of ASU 2015-03 and ASU 2015-15 will not have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which amends ASC 350-40 to provide customers with guidance on whether a cloud computing arrangement contains a software license to be accounted for as internal use software. ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-05 will not have a significant impact on our consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2015-16 will not have a significant impact on our consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these reorganization and restructuring activities will conclude at or near the end of the 2015 fiscal year. In the third quarter of 2015, the Company initiated additional reorganization and restructuring activities to further improve operational efficiencies. The Company projects that these other restructuring activities will conclude at or near the end of 2016. The 2014 Global Transformation Program and other restructuring activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program and other restructuring activities continue to be implemented.
The following table is a roll-forward of the restructuring costs accrual as of September 30, 2015:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2014	$12.6	$0.7	$—	$13.3
Expenses	2.9	0.9	0.5	4.3
Cash payments	(10.7)	(1.6)	(0.1)	(12.4)
Balance, September 30, 2015	$4.8	$—	$0.4	$5.2
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred as of September 30, 2015:

(Amounts in millions)	2014 Global Transformation Program		Other Restructuring	Total
	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits
Restructuring costs
Cumulative restructuring expenses incurred to date in operating expenses	$17.5	$2.6	$0.5	$20.6
Estimated additional restructuring expenses to be incurred	1.6	0.7	0.3	2.6
Total restructuring costs incurred and to be incurred	$19.1	$3.3	$0.8	$23.2
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table summarizes the reorganization and restructuring costs recorded for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Restructuring costs in operating expenses:
Compensation and benefits	$0.7	$3.3	$3.4	$9.3
Transaction and operations support	0.3	0.9	0.9	1.9
Total restructuring costs in operating expenses	1.0	4.2	4.3	11.2
Reorganization costs in operating expenses:
Compensation and benefits	$0.5	$1.1	$6.4	$2.3
Transaction and operations support	0.9	2.3	5.2	3.9
Occupancy, equipment and supplies	0.5	0.2	1.5	0.2
Total reorganization costs in operating expenses	1.9	3.6	13.1	6.4
Total reorganization and restructuring costs	$2.9	$7.8	$17.4	$17.6
The following table is a summary of restructuring expenses incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
2014 Global Transformation Program
Year ended December 31, 2014	$13.9	$1.7	$0.7	$16.3
First quarter 2015	2.2	0.2	—	2.4
Second quarter 2015	0.8	0.1	—	0.9
Third quarter 2015	0.4	0.1	—	0.5
Total cumulative expenses incurred to date in operating expenses	$17.3	$2.1	$0.7	$20.1
Total estimated additional expenses to be incurred	2.1	0.2	—	2.3
	$19.4	$2.3	$0.7	$22.4

Other Restructuring
Third quarter 2015	$0.5	$—	$—	$0.5
Total cumulative expenses incurred to date in operating expenses	0.5	—	—	0.5
Total estimated additional expenses to be incurred	0.3	—	—	0.3
	$0.8	$—	$—	$0.8

Total restructuring expenses	$20.2	$2.3	$0.7	$23.2

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
The following table summarizes the amount of Settlement assets and Payment service obligations at September 30, 2015 and December 31, 2014:

(Amounts in millions)	September 30, 2015	December 31, 2014
Settlement assets:
Settlement cash and cash equivalents	$1,637.8	$1,657.3
Receivables, net	885.0	757.6
Interest-bearing investments	962.2	1,091.6
Available-for-sale investments	23.1	27.1
	3,508.1	3,533.6
Payment service obligations	$(3,508.1)	$(3,533.6)

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value at September 30, 2015
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$11.3	$—	$11.3
Other asset-backed securities	—	—	11.8	11.8
Forward contracts	—	1.1	—	1.1
Total financial assets	$—	$12.4	$11.8	$24.2
Financial liabilities:
Forward contracts	$—	$0.2	$—	$0.2

	Fair Value at December 31, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$14.5	$—	$14.5
Other asset-backed securities	—	—	12.6	12.6
Investment related to deferred compensation trust	10.0	—	—	10.0
Forward contracts	—	4.8	—	4.8
Total financial assets	$10.0	$19.3	$12.6	$41.9
Financial liabilities:
Forward contracts	$—	$0.3	$—	$0.3
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3 as of September 30, 2015 and December 31, 2014:

			September 30, 2015		December 31, 2014
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third party pricing service	$0.1	$79.68	$0.1	$80.75
Home Equity	Price	Third party pricing service	0.1	29.88	0.1	30.37
Indirect Exposure — High Grade	Price	Third party pricing service	8.4	21.83	8.3	21.64
Indirect Exposure — Mezzanine	Price	Third party pricing service	0.9	0.81	1.1	1.11
Indirect Exposure — Mezzanine	Price	Broker	1.1	1.41	1.3	1.52
Other	Net Asset Value	Third party pricing service	1.2	6.45	1.7	9.15
Total			$11.8	$3.52	$12.6	$3.72
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Beginning balance	$12.2	$15.3	$12.6	$20.6
Principal paydowns	(0.6)	(0.2)	(0.8)	(4.2)
Change in unrealized gains	0.2	(0.1)	—	(1.4)
Net realized losses	—	(0.7)	—	(0.7)
Ending balance	$11.8	$14.3	$11.8	$14.3
Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the "Net securities gains" line in the Consolidated Statements of Operations while unrealized gains and losses related to available-for-sale securities are recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. There were no other-than-temporary impairments during the three and nine months ended September 30, 2015 and 2014, respectively.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of fair value and carrying value of debt as of September 30, 2015 and December 31, 2014:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Senior secured credit facility	$898.8	$884.0	$956.1	$963.5
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and interest-bearing investments approximate fair value as of September 30, 2015 and December 31, 2014.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of fixed assets, goodwill and other intangible assets were recorded during the three and nine months ended September 30, 2015 and 2014.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expense" line in the Consolidated Statements of Operations.
The Company records the investments in its defined benefit pension plan ("the Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined by the trustee based on the current market values of the underlying assets. In instances where market prices are not available, market values are determined by using bid quotations obtained from major market makers or security exchanges or bid quotations for identical or similar obligations. See Note 11 — Pension and Other Benefits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following table shows the components of the investment portfolio as of September 30, 2015 and December 31, 2014:

(Amounts in millions)	September 30, 2015	December 31, 2014
Cash	$1,781.4	$1,898.1
Money market securities	8.0	9.8
Cash and cash equivalents (1)	1,789.4	1,907.9
Interest-bearing investments	962.2	1,091.6
Available-for-sale investments	23.1	27.1
Total investment portfolio	$2,774.7	$3,026.6
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of September 30, 2015.
Available-for-sale Investments — Available-for-sale investments consist of mortgage-backed securities and other asset-backed securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of September 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$10.2	$1.1	$—	$11.3	$111.76
Other asset-backed securities	2.3	9.5	—	11.8	3.52
Total	$12.5	$10.6	$—	$23.1	$6.69
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
Residential mortgage-backed securities — agencies	$13.2	$1.3	$—	$14.5	$110.25
Other asset-backed securities	3.1	9.5	—	12.6	3.72
Total	$16.3	$10.8	$—	$27.1	$8.04
(1) Net average price is per $100.00

At September 30, 2015 and December 31, 2014, 49 percent and 54 percent, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value at September 30, 2015.
Gains and Losses and Other-than-temporary Impairments — At September 30, 2015 and December 31, 2014, net unrealized gains of $11.0 million and $11.2 million, respectively, were included in the Consolidated Balance Sheets in "Accumulated other comprehensive loss."
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poors (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued, or backed by U.S. government agencies, are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
(Dollars in millions)
Investment grade	12	$11.2	48%	13	$14.3	53%
Below investment grade	42	11.9	52%	44	12.8	47%
Total	54	$23.1	100%	57	$27.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications in the above table as of September 30, 2015 and December 31, 2014.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows at both September 30, 2015 and December 31, 2014: 95 percent used a third party pricing service and 5 percent used broker quotes.
Assessment of Unrealized Losses — The Company had no unrealized losses in its available-for-sale portfolio at September 30, 2015 and December 31, 2014.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by (used in) operating activities" line in the Consolidated Statements of Cash Flows include the following (gains) losses related to assets and liabilities denominated in foreign currencies, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Net realized foreign currency losses	$0.6	$14.4	$19.4	$16.6
Net gains from the related forward contracts	(4.9)	(14.0)	(26.0)	(16.1)
Net (gains) losses from foreign currency transactions and related forward contracts	$(4.3)	$0.4	$(6.6)	$0.5

As of September 30, 2015 and December 31, 2014, the Company had $315.1 million and $242.5 million, respectively, of outstanding notional amounts relating to its forward contracts. As of September 30, 2015 and December 31, 2014, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset Assets		Net Amount of Assets Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
(Amounts in millions)
Forward contracts	Other assets	$1.3	$5.3	$(0.2)	$(0.5)	$1.1	$4.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset Liabilities		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$0.4	$0.8	$(0.2)	$(0.5)	$0.2	$0.3
The Company's forward contracts are primarily executed with counterparties governed by International Swaps and Derivatives Association agreements that generally include standard netting arrangements. Hence, asset and liability positions from forward contracts and all other foreign exchange transactions with the same counterparty are net settled upon maturity.

Note 7 — Debt

The following is a summary of the Company’s outstanding debt at September 30, 2015 and activity since December 31, 2014:

(Amounts in millions)	Senior secured credit facility
Balance at December 31, 2014	$963.5
Payments	(7.4)
Balance at September 30, 2015	$956.1
Weighted average interest rate	4.25%
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of September 30, 2015, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of availability thereunder.
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
The Company is required to maintain asset coverage (as defined in the 2013 Credit Agreement) greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. Our cash and cash equivalents balance as of September 30, 2015 represents the excess of assets over our payment service obligation for purposes of determining asset coverage.
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation as of September 30, 2015 and December 31, 2014:

(Amounts in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$151.6	$250.6
Settlement assets:
Settlement cash and cash equivalents	1,637.8	1,657.3
Receivables, net	885.0	757.6
Interest-bearing investments	962.2	1,091.6
Available-for-sale investments	23.1	27.1
Total settlement assets	3,508.1	3,533.6
Total cash and cash equivalents and settlement assets	3,659.7	3,784.2
Payment service obligations	(3,508.1)	(3,533.6)
Assets in excess of payment service obligations	$151.6	$250.6

The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and total secured leverage ratios:

	Interest Coverage Minimum Ratio	Total Secured Leverage Not to Exceed
Through December 31, 2015	2.25:1	4.750:1
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
At September 30, 2015, the Company was in compliance with its financial covenants: our Interest Coverage ratio was 5.74 and our Total Secured Leverage ratio was 3.948. We continuously monitor our compliance with our debt covenants.
Deferred Financing Costs — The Company capitalized financing costs in "Other assets" in the Consolidated Balance Sheets and amortizes them over the term of the related debt using the effective interest method. Amortization is recorded in “Interest expense” in the Consolidated Statements of Operations. The following is a summary of the deferred financing costs at September 30, 2015.

(Amounts in millions)	Deferred Financing Costs
Balance at December 31, 2014	$15.6
Amortization of deferred financing costs	(2.2)
Balance at September 30, 2015	$13.4
Interest Paid in Cash — The Company paid $10.6 million and $31.6 million of interest for the three and nine months ended September 30, 2015, respectively, and $10.7 million and $30.4 million of interest for the three and nine months ended September 30, 2014, respectively.
Maturities — At September 30, 2015, debt totaling $912.6 million will mature in 2020, while debt principal totaling $44.2 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2018.

Note 8 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company’s Pension Plan and combined supplemental executive retirement plans (“SERPs”), for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Pension settlement charge	$—	$—	$13.8	$—
Interest cost	2.2	2.7	7.2	8.1
Expected return on plan assets	(1.2)	(1.8)	(4.5)	(5.5)
Recognized net actuarial loss	1.9	1.7	6.5	5.1
Net periodic benefit expense	$2.9	$2.6	$23.0	$7.7
In January 2015, the Company announced a voluntary pension buyout whereby eligible deferred vested participants could elect to receive a lump-sum settlement of their remaining pension benefit. In June 2015, the Company paid out $31.3 million of plan assets to participants electing the settlement with a corresponding decrease in the pension liabilities and recognized a charge of $13.8 million. Additionally, the Company recognized a reduction in the projected benefit obligation of $45.5 million for the nine months ended September 30, 2015, as a result of the settlement and changes in the actuarial assumptions used to estimate the projected benefit obligation.

The Company made contributions to the Pension Plan of $4.0 million and $8.0 million for the three and nine months ended September 30, 2015 and 2014, respectively. Contributions made to the combined SERPs were $1.3 million and $3.2 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively.
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plans, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Interest cost	$—	$0.1	$—	$0.1
Amortization of prior service credit	(0.2)	(0.2)	$(0.5)	$(0.5)
Recognized net actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit income	$(0.1)	$—	$(0.3)	$(0.2)

Note 9 — Stockholders’ Deficit

The following table is a summary of the Company’s authorized, issued and outstanding stock as of September 30, 2015:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
September 30, 2015	200	71	71	162,500	58,824	53,202	(5,622)
Common Stock — The holders of the Company's common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid during the three and nine months ended September 30, 2015.
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
As a result of the transactions occurring on April 2, 2014 described below, the Investors made a payment of approximately $0.6 million to Walmart under the Participation Agreement and the Company recognized expense and a corresponding increase to additional paid-in capital. There were no payments under the Participation Agreement for the three and nine months ended September 30, 2015.
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

Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to "Accumulated other comprehensive loss" by component during the nine months ended September 30, 2015 and 2014:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before reclassification	0.4	(10.2)	2.7	(7.1)
Amounts reclassified from accumulated other comprehensive (loss) income	(0.6)	—	12.8	12.2
Net current period other comprehensive (loss) income	(0.2)	(10.2)	15.5	5.1
September 30, 2015	$11.0	$(15.6)	$(57.4)	$(62.0)

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and postretirement benefits adjustment, net of tax	Total
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive loss before reclassification	(0.1)	(9.4)	—	(9.5)
Amounts reclassified from accumulated other comprehensive (loss) income	(5.8)	—	3.1	(2.7)
Net current period other comprehensive (loss) income	(5.9)	(9.4)	3.1	(12.2)
September 30, 2014	$11.4	$(5.9)	$(50.7)	$(45.2)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Location
(Amounts in millions)	2015	2014	2015	2014
Unrealized gains on securities classified as available-for-sale, before tax	$(0.1)	$(0.6)	$(0.6)	$(5.7)	"Investment revenue"
Tax expense (benefit), net	0.1	(0.5)	—	(0.1)
Total gains, net of tax	$—	$(1.1)	$(0.6)	$(5.8)

Pension and postretirement benefits adjustments:
Prior service credits	$(0.2)	$(0.2)	$(0.5)	$(0.5)	"Compensation and benefits"
Net actuarial losses	2.0	1.8	6.7	5.3	"Compensation and benefits"
Pension settlement charge	—	—	13.8	—	"Compensation and benefits"
Total before tax	1.8	1.6	20.0	4.8
Tax benefit, net	(0.6)	(0.6)	(7.2)	(1.7)
Total, net of tax	$1.2	$1.0	$12.8	$3.1

Total reclassified for the period, net of tax	$1.2	$(0.1)	$12.2	$(2.7)

Note 10 — Stock-Based Compensation

The following table is a summary of stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Expense recognized related to stock options	$0.9	$1.6	$3.4	$5.0
Expense recognized related to restricted stock units	4.0	2.7	10.5	6.9
Stock-based compensation expense	$4.9	$4.3	$13.9	$11.9
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

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2014	3,786,458	$19.57	6.3 years	$—
Forfeited/Expired	(637,116)	21.44
Options outstanding at September 30, 2015	3,149,342	$19.19	5.5 years	$—
Vested or expected to vest at September 30, 2015	3,081,911	$19.23	5.5 years	$—
Options exercisable at September 30, 2015	2,161,137	$19.10	4.7 years	$—
As of September 30, 2015, the unrecognized stock option expense related to outstanding options was $5.5 million with a remaining weighted-average vesting period of 0.9 years.
Restricted Stock Units — For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. The following table is a summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2015:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2014	1,701,607	$15.77	1.4 years	$15.5
Granted	3,037,259	8.63
Vested and converted to shares	(218,992)	17.99
Forfeited	(278,682)	12.79
Restricted stock units outstanding at September 30, 2015	4,241,192	$10.68	1.2 years	$34.0
As of September 30, 2015, the Company’s outstanding restricted stock units had unrecognized compensation expense of $23.7 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense as of September 30, 2015 under the minimum and maximum thresholds are $19.2 million and $23.7 million, respectively.

The grant-date fair value of restricted stock units vested was $0.1 million and $3.9 million for the three and nine months ended September 30, 2015, respectively, and was nominal and $1.4 million for the three and nine months ended September 30, 2014, respectively.

Note 11 — Income Taxes

For the three months ended September 30, 2015, the Company recognized an income tax expense of $0.5 million on pre-tax income of $5.4 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to a favorable change in the valuation allowance related to capital gains realized on the sale of an investment and discrete tax benefits recognized on research tax credits claimed on the Company's 2014 federal return. For the nine months ended September 30, 2015, although the Company recognized a pre-tax loss of $31.1 million, an income tax expense of $48.4 million was recorded primarily as a result of the decision of the U.S. Tax Court during the first quarter of 2015 related to the Internal Revenue Service (“IRS”) matter discussed in more detail in Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements. For the three months ended September 30, 2014, the Company had $7.7 million of income tax expense on pre-tax income of $4.7 million primarily due to the reversal of deferred tax benefit on retired stock options. For the nine months ended September 30, 2014, the Company had $2.5 million of income tax expense on pre-tax income of $64.1 million, reflecting reductions of uncertain tax positions of prior years.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to restitution payments the Company made to the United States government in connection with the Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Middle District of Pennsylvania and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice. The Company disagrees with the adjustments in the RAR and has filed a protest letter so that the issue will be considered by the IRS Appeals Division. As of September 30, 2015, the Company has recognized a cumulative income tax benefit of approximately $23.3 million related to these deductions. The Company continues to believe that the amounts recorded in its consolidated financial statements reflect the cumulative probability for the outcome of this matter.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a summary of unrecognized tax benefits as of September 30, 2015:

(Amounts in millions)
Balance at December 31, 2014	$31.7
Additions based on tax positions related to prior years	1.5
Reductions for tax positions of prior years	(9.7)
Balance at September 30, 2015	$23.5
As of September 30, 2015 and December 31, 2014, the liability for unrecognized tax benefits was $23.5 million and $31.7 million, respectively, which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, the Company's accrual for interest and penalties decreased by $1.2 million and increased by $0.9 million, respectively. As of September 30, 2015 and December 31, 2014, the Company had a liability of $1.4 million and $2.6 million, respectively, for interest and penalties related to its unrecognized tax benefits. We have a tax position under consideration by the IRS Appeals Division as well as ongoing tax litigation and other uncertain tax positions. As a result, it is reasonably possible that there could be a significant increase or decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of September 30, 2015, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Operating Leases — The following table is a summary of the minimum future rental payments for all non-cancelable operating leases with an initial term of more than one year at September 30, 2015 (amounts in millions):

2015	$3.9
2016	12.3
2017	10.1
2018	9.0
2019	8.3
Thereafter	17.6
Total	$61.2
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
As of September 30, 2015, the liability for minimum commission guarantees was $3.3 million and the maximum amount that could be paid under the minimum commission guarantees was $11.4 million over a weighted-average remaining term of 2.2 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid during the nine months ended September 30, 2015 were $0.2 million, or 6 percent, of the estimated maximum payment for the year.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $16.2 million and $17.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. A nominal charge and a charge of $2.2 million, were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three and nine months ended September 30, 2015, respectively. Charges of $0.5 million and $0.9 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during the three and nine months ended September 30, 2014, respectively, for legal proceedings.
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
Based on our continuing discussions with the attorneys general, we have accrued $13.0 million in connection with such investigation and we believe this represents the total expected loss exposure to resolve the matter. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.
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
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013. The IRS issued Notices of Deficiency for 2005-2007 and 2009, and also issued an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.
The Tax Court's decision is a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million, which is reflected as a discrete item for tax purposes. The Company made cash payments of $5.2 million and $55.8 million during the first and second quarters of 2015, respectively, for federal tax payments and associated interest related to the issue.

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

The following table is a reconciliation of the weighted-average amounts used in calculating earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Basic common shares outstanding	62.1	63.3	62.1	65.7
Shares related to stock options and restricted stock units	1.7	—	—	0.2
Diluted common shares outstanding	63.8	63.3	62.1	65.9
Potential common shares are excluded from the computation of diluted earnings (loss) per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share, as their effect would be anti-dilutive, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Shares related to stock options	3.3	4.4	3.5	4.2
Shares related to restricted stock units	2.6	1.8	3.7	1.6
Shares excluded from the computation	5.9	6.2	7.2	5.8

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through self-service solutions. The Financial Paper Products segment provides money orders to consumers through retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 19 percent and 21 percent of total revenue for the three months ended September 30, 2015 and 2014, respectively, and 19 percent and 23 percent of total revenue for the nine months ended September 30, 2015 and 2014, respectively. Excluded from the segments' operating income are interest and other expenses related to our credit agreement, certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of the segments. Segment pre-tax operating income and segment operating margin are used to review segment performance and to allocate resources.

The following table is a summary of the total revenue by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Global Funds Transfer revenue:
Money transfer revenue	$326.6	$314.4	$930.0	$968.8
Bill payment revenue	24.4	25.1	74.0	75.2
Total Global Funds Transfer revenue	351.0	339.5	1,004.0	1,044.0
Financial Paper Products revenue:
Money order revenue	12.5	13.1	38.4	40.8
Official check revenue	5.1	5.4	15.6	20.5
Total Financial Paper Products revenue	17.6	18.5	54.0	61.3
Total revenue	$368.6	$358.0	$1,058.0	$1,105.3
The following table is a summary of the operating income (loss) by segment and detail of the income (loss) before income taxes for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Global Funds Transfer operating income	$18.9	$15.4	$19.5	$66.4
Financial Paper Products operating income	3.4	5.8	12.8	21.7
Total segment operating income	22.3	21.2	32.3	88.1
Other operating loss	(5.7)	(4.9)	(29.7)	(13.7)
Total operating income	16.6	16.3	2.6	74.4
Securities settlements	—	—	—	(22.4)
Interest expense	11.2	11.6	33.7	32.7
Income (loss) before income taxes	$5.4	$4.7	$(31.1)	$64.1
The following table sets forth the assets by segment as of September 30, 2015 and December 31, 2014:

(Amounts in millions)	September 30, 2015	December 31, 2014
Global Funds Transfer	$2,057.3	$1,858.3
Financial Paper Products	2,287.2	2,464.5
Other	166.9	319.4
Total assets	$4,511.4	$4,642.2

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
The following information represents condensed, consolidating Balance Sheets as of September 30, 2015 and December 31, 2014, along with condensed, consolidating Statements of Operations and Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$83.1	$66.4	$—	$151.6
Settlement assets	—	3,423.7	84.4	—	3,508.1
Property and equipment, net	—	177.4	20.7	—	198.1
Goodwill	—	315.3	126.8	—	442.1
Other assets	16.6	200.0	37.8	(42.9)	211.5
Equity investments in subsidiaries	12.3	214.1	—	(226.4)	—
Intercompany receivables	699.7	6.7	—	(706.4)	—
Total assets	$730.7	$4,420.3	$336.1	$(975.7)	$4,511.4
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,461.4	$46.7	$—	$3,508.1
Debt	956.1	—	—	—	956.1
Pension and other postretirement benefits	—	112.7	—	—	112.7
Accounts payable and other liabilities	18.8	137.4	65.4	(42.9)	178.7
Intercompany liabilities	—	696.5	9.9	(706.4)	—
Total liabilities	974.9	4,408.0	122.0	(749.3)	4,755.6
Total stockholders’ (deficit) equity	(244.2)	12.3	214.1	(226.4)	(244.2)
Total liabilities and stockholders’ (deficit) equity	$730.7	$4,420.3	$336.1	$(975.7)	$4,511.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$92.0	$156.5	$—	$250.6
Settlement assets	—	3,494.4	39.2	—	3,533.6
Property and equipment, net	—	143.3	22.3	—	165.6
Goodwill	—	315.3	127.2	—	442.5
Other assets	22.4	253.3	36.4	(62.2)	249.9
Equity investments in subsidiaries	102.2	206.2	—	(308.4)	—
Intercompany receivables	692.4	51.5	—	(743.9)	—
Total assets	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,500.4	$33.2	$—	$3,533.6
Debt	963.5	—	—	—	963.5
Pension and other postretirement benefits	—	125.7	—	—	125.7
Accounts payable and other liabilities	38.3	128.0	98.0	(62.2)	202.1
Intercompany liabilities	—	699.7	44.2	(743.9)	—
Total liabilities	1,001.8	4,453.8	175.4	(806.1)	4,824.9
Total stockholders’ (deficit) equity	(182.7)	102.2	206.2	(308.4)	(182.7)
Total liabilities and stockholders’ (deficit) equity	$819.1	$4,556.0	$381.6	$(1,114.5)	$4,642.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$354.1	$92.1	$(80.4)	$365.8
Investment revenue	—	2.8	—	—	2.8
Total revenue	—	356.9	92.1	(80.4)	368.6
OPERATING EXPENSES
Fee and other commissions expense	—	164.7	45.6	(41.6)	168.7
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	164.9	45.6	(41.6)	168.9
Compensation and benefits	—	49.1	24.0	—	73.1
Transaction and operations support	0.4	107.0	9.6	(38.8)	78.2
Occupancy, equipment and supplies	—	10.9	5.8	(1.7)	15.0
Depreciation and amortization	—	14.1	2.7	—	16.8
Total operating expenses	0.4	346.0	87.7	(82.1)	352.0
OPERATING (LOSS) INCOME	(0.4)	10.9	4.4	1.7	16.6
OTHER EXPENSE (INCOME)
Interest expense	11.2	—	—	—	11.2
Other income	—	—	(1.7)	1.7	—
Total other expense (income)	11.2	—	(1.7)	1.7	11.2
(Loss) income before income taxes	(11.6)	10.9	6.1	—	5.4
Income tax (benefit) expense	(4.1)	4.7	(0.1)	—	0.5
(Loss) income after income taxes	(7.5)	6.2	6.2	—	4.9
Equity income (loss) in subsidiaries	12.4	6.2	—	(18.6)	—
NET INCOME (LOSS)	4.9	12.4	6.2	(18.6)	4.9
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5.0)	(5.0)	(2.1)	7.1	(5.0)
COMPREHENSIVE (LOSS) INCOME	$(0.1)	$7.4	$4.1	$(11.5)	$(0.1)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$423.9	$86.5	$(155.2)	$355.2
Investment revenue	—	2.7	0.1	—	2.8
Total revenue	—	426.6	86.6	(155.2)	358.0
OPERATING EXPENSES
Fee and other commissions expense	—	235.3	46.9	(118.1)	164.1
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	235.4	46.9	(118.1)	164.2
Compensation and benefits	—	49.0	19.9	—	68.9
Transaction and operations support	0.4	104.7	13.7	(37.1)	81.7
Occupancy, equipment and supplies	—	11.0	2.4	—	13.4
Depreciation and amortization	—	10.3	3.2	—	13.5
Total operating expenses	0.4	410.4	86.1	(155.2)	341.7
OPERATING (LOSS) INCOME	(0.4)	16.2	0.5	—	16.3
OTHER EXPENSE
Interest expense	11.6	—	—	—	11.6
Total other expense	11.6	—	—	—	11.6
(Loss) income before income taxes	(12.0)	16.2	0.5	—	4.7
Income tax (benefit) expense	(4.3)	9.1	2.9	—	7.7
(Loss) income after income taxes	(7.7)	7.1	(2.4)	—	(3.0)
Equity income (loss) in subsidiaries	4.7	(2.4)	—	(2.3)	—
NET (LOSS) INCOME	(3.0)	4.7	(2.4)	(2.3)	(3.0)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(7.4)	(7.4)	(4.8)	12.2	(7.4)
COMPREHENSIVE (LOSS) INCOME	$(10.4)	$(2.7)	$(7.2)	$9.9	$(10.4)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,027.8	$307.4	$(285.7)	$1,049.5
Investment revenue	—	8.4	0.1	—	8.5
Total revenue	—	1,036.2	307.5	(285.7)	1,058.0
OPERATING EXPENSES
Fee and other commissions expense	—	472.3	168.2	(155.2)	485.3
Investment commissions expense	—	0.5	—	—	0.5
Total commissions expense	—	472.8	168.2	(155.2)	485.8
Compensation and benefits	—	162.6	73.0	—	235.6
Transaction and operations support	1.2	329.7	38.5	(130.5)	238.9
Occupancy, equipment and supplies	—	42.8	14.1	(10.6)	46.3
Depreciation and amortization	—	39.9	8.9	—	48.8
Total operating expenses	1.2	1,047.8	302.7	(296.3)	1,055.4
OPERATING (LOSS) INCOME	(1.2)	(11.6)	4.8	10.6	2.6
OTHER EXPENSE (INCOME)
Interest expense	33.7	—	—	—	33.7
Other income	—	—	(10.6)	10.6	—
Total other expense (income)	33.7	—	(10.6)	10.6	33.7
(Loss) income before income taxes	(34.9)	(11.6)	15.4	—	(31.1)
Income tax (benefit) expense	(12.1)	60.0	0.5	—	48.4
(Loss) income after income taxes	(22.8)	(71.6)	14.9	—	(79.5)
Equity (loss) income in subsidiaries	(56.7)	14.9	—	41.8	—
NET (LOSS) INCOME	(79.5)	(56.7)	14.9	41.8	(79.5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5.1	5.1	(13.0)	7.9	5.1
COMPREHENSIVE (LOSS) INCOME	$(74.4)	$(51.6)	$1.9	$49.7	$(74.4)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,211.3	$246.1	$(365.7)	$1,091.7
Investment revenue	—	13.4	0.2	—	13.6
Total revenue	—	1,224.7	246.3	(365.7)	1,105.3
OPERATING EXPENSES
Fee and other commissions expense	—	627.6	140.6	(261.6)	506.6
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	627.9	140.6	(261.6)	506.9
Compensation and benefits	—	156.5	57.1	—	213.6
Transaction and operations support	3.1	294.1	37.2	(104.1)	230.3
Occupancy, equipment and supplies	—	30.2	9.7	—	39.9
Depreciation and amortization	—	30.1	10.1	—	40.2
Total operating expenses	3.1	1,138.8	254.7	(365.7)	1,030.9
OPERATING (LOSS) INCOME	(3.1)	85.9	(8.4)	—	74.4
OTHER EXPENSE (INCOME)
Interest expense	32.7	—	—	—	32.7
Securities settlements	—	(22.4)	—	—	(22.4)
Total other expense (income)	32.7	(22.4)	—	—	10.3
(Loss) income before income taxes	(35.8)	108.3	(8.4)	—	64.1
Income tax (benefit) expense	(12.5)	12.1	2.9	—	2.5
(Loss) income after income taxes	(23.3)	96.2	(11.3)	—	61.6
Equity income (loss) in subsidiaries	84.9	(11.3)	—	(73.6)	—
NET INCOME (LOSS)	61.6	84.9	(11.3)	(73.6)	61.6
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(12.2)	(12.2)	(6.5)	18.7	(12.2)
COMPREHENSIVE INCOME (LOSS)	$49.4	$72.7	$(17.8)	$(54.9)	$49.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(7.7)	$54.2	$8.3	$—	$54.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(25.6)	(3.5)	—	(29.1)
Proceeds from disposal of assets	—	0.1	—	—	0.1
Dividend from subsidiary	13.1	—	—	(13.1)	—
Intercompany financing	(2.6)	(10.1)	—	12.7	—
Net cash provided (used in) by investing activities	10.5	(35.6)	(3.5)	(0.4)	(29.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.4)	—	—	—	(2.4)
Stock repurchase	(0.4)	—	—	—	(0.4)
Dividend to parent	—	(13.1)	—	13.1	—
Intercompany financings	—	2.5	10.2	(12.7)	—
Net cash (used in) provided by financing activities	(2.8)	(10.6)	10.2	0.4	(2.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	8.0	15.0	—	23.0
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	75.1	51.4	—	128.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$83.1	$66.4	$—	$151.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(6.0)	$(34.6)	$60.3	$—	$19.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(21.5)	(3.7)	—	(25.2)
Acquisitions	—	(7.6)	(3.9)	—	(11.5)
Proceeds from disposal of assets	—	0.2	—	—	0.2
Dividend from subsidiary	13.2	—	—	(13.2)	—
Intercompany financing	4.4	—	—	(4.4)	—
Net cash provided by (used in) investing activities	17.6	(28.9)	(7.6)	(17.6)	(36.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchase	(9.1)	—	—	—	(9.1)
Principal payments on debt	(2.5)	—	—	—	(2.5)
Dividend to parent	—	(13.2)	—	13.2	—
Intercompany financing	—	(4.4)	—	4.4	—
Net cash (used in) provided by financing activities	(11.6)	(17.6)	—	17.6	(11.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(81.1)	52.7	—	(28.4)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	253.8	93.2	—	349.1
CASH AND CASH EQUIVALENTS—End of period	$2.1	$172.7	$145.9	$—	$320.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23.9)	$67.9	$(46.5)	$—	$(2.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(79.5)	(9.3)	—	(88.8)
Proceeds from disposal of assets	—	0.1	—	—	0.1
Dividend from subsidiary	39.1	—	—	(39.1)	—
Intercompany financing	(7.4)	34.4	—	(27.0)	—
Net cash provided by (used in) investing activities	31.7	(45.0)	(9.3)	(66.1)	(88.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.4)	—	—	—	(7.4)
Stock repurchase	(0.4)	—	—	—	(0.4)
Dividend to parent	—	(39.1)	—	39.1	—
Intercompany financings	—	7.3	(34.3)	27.0	—
Net cash (used in) provided by financing activities	(7.8)	(31.8)	(34.3)	66.1	(7.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(8.9)	(90.1)	—	(99.0)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$83.1	$66.4	$—	$151.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED, CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(26.8)	$54.1	$74.4	$—	$101.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(47.9)	(16.8)	—	(64.7)
Acquisitions	—	(7.6)	(3.9)	—	(11.5)
Proceeds from disposal of assets	—	0.4	—	—	0.4
Dividend from subsidiary	37.6	—	—	(37.6)	—
Intercompany financing	13.6	—	—	(13.6)	—
Net cash provided by (used in) investing activities	51.2	(55.1)	(20.7)	(51.2)	(75.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Stock repurchase	(142.1)	—	—	—	(142.1)
Transaction costs for issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Principal payments on debt	(7.0)	—	—	—	(7.0)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividend to parent	—	(37.6)	—	37.6	—
Intercompany financing	—	(13.6)	—	13.6	—
Net cash (used in) provided by financing activities	(24.0)	(51.2)	—	51.2	(24.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(52.2)	53.7	—	1.9
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	224.9	92.2	—	318.8
CASH AND CASH EQUIVALENTS—End of period	$2.1	$172.7	$145.9	$—	$320.7

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, or through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S and in select countries around the world. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer self-service solutions such as moneygram.com, mobile, account deposit and kiosk-based services. Additionally, we have Company-operated retail locations in the U.S. and Western Europe.
Our global money transfer services are our primary revenue driver, accounting for 89 percent and 88 percent of total revenue for the three and nine months ended September 30, 2015, respectively. The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors. We are the second largest money transfer company in the world (based on total face value of remittances in 2014) and we will continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways.
We manage our revenue and related commission expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in approximately 357,000 agent locations in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through self-service solutions. The Financial Paper Products segment provides money order services to consumers through our retail and financial institution locations in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. The "Other" segment contains corporate items. Our sales efforts are organized based on the nature of the products and services offered. Operating expenses are analyzed on the functional nature of the expense.
Business Environment and Trends
Our financial results reflect the impact from the Company's transaction and money transfer revenue growth in the Non-U.S. and U.S. Outbound corridors along with the continued growth of the self-service channel partially offset by the impact of lower U.S. to U.S. pricing, a competitive product in the U.S. to U.S. corridor and the strengthening of the U.S. dollar in the three and nine months ended September 30, 2015.
We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition. We are monitoring consumer behavior to ensure that we maintain growth. Pricing actions from our competitors may result in pricing changes for our products and services. On April 17, 2014, Wal-Mart Stores, Inc. (“Walmart”) announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, that allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. On October 31, 2014, we introduced lower prices for our money transfer product in the U.S. to U.S. market and, as a result, have seen improvements including an increase in transactions over $50 and an increase in average face value per transaction for the three months ended September 30, 2015.

On an ongoing basis we see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). We have received two annual reports from the compliance monitor, which have resulted in us continuing to make investments in various areas of our compliance systems and operations. We incurred $2.8 million and $7.5 million of expense directly related to the compliance monitor for the three and nine months ended September 30, 2015, respectively.
2015 Events
Global Transformation Program — In the first quarter of 2014, the Company announced the implementation of the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on self-service revenue.
Our reorganization and restructuring activities are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company projects that these activities will be concluded at or near the end of the 2015 fiscal year. The following figures include Company estimates and are subject to change as the global transformation program continues to be implemented. The Company is estimating it will incur $45 million in cash outlays through 2015 and generate an annual estimated pre-tax savings of $25 million exiting fiscal year 2015. For the three and nine months ended September 30, 2015, the Company recorded total reorganization and restructuring expenses of $2.9 million and $17.4 million, respectively.
Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. The Company estimates an additional cost of $25 million to $35 million to complete the compliance enhancement program in 2016. We incurred $5.8 million and $21.5 million of compliance enhancement program expense for the three and nine months ended September 30, 2015, respectively.
We believe that our investment in innovative products and services, particularly self-service solutions such as moneygram.com, mobile, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. For the three and nine months ended September 30, 2015, the money transfer fee and other revenue from the self-service channel grew 67 percent and 57 percent, respectively, from the same period in 2014 and accounted for $40.5 million and $109.0 million, respectively, or 12 percent of total money transfer fee and other revenue in both periods.
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
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and operating expenses and for all countries where the functional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table presents the year over year results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
REVENUE
Fee and other revenue	$365.8	$355.2	3%	$1,049.5	$1,091.7	(4)%
Investment revenue	2.8	2.8	—%	8.5	13.6	(38)%
Total revenue	368.6	358.0	3%	1,058.0	1,105.3	(4)%
OPERATING EXPENSES
Fee and other commissions expense	168.7	164.1	3%	485.3	506.6	(4)%
Investment commissions expense	0.2	0.1	100%	0.5	0.3	67%
Total commissions expense	168.9	164.2	3%	485.8	506.9	(4)%
Compensation and benefits	73.1	68.9	6%	235.6	213.6	10%
Transaction and operations support	78.2	81.7	(4)%	238.9	230.3	4%
Occupancy, equipment and supplies	15.0	13.4	12%	46.3	39.9	16%
Depreciation and amortization	16.8	13.5	24%	48.8	40.2	21%
Total operating expenses	352.0	341.7	3%	1,055.4	1,030.9	2%
OPERATING INCOME	16.6	16.3	2%	2.6	74.4	(97)%
OTHER (INCOME) EXPENSE
Net securities gains	—	—	—%	—	(22.4)	(100)%
Interest expense	11.2	11.6	(3)%	33.7	32.7	3%
Total other expense, net	11.2	11.6	(3)%	33.7	10.3	NM
Income (loss) before income taxes	5.4	4.7	15%	(31.1)	64.1	NM
Income tax expense	0.5	7.7	(94)%	48.4	2.5	NM
NET INCOME (LOSS)	$4.9	$(3.0)	NM	$(79.5)	$61.6	NM
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three and nine months ended September 30, 2015 and 2014. Investment revenue is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Money transfer fee and other revenue	$326.6	$314.3	4%	$929.9	$968.6	(4)%
Bill payment fee and other revenue	24.4	25.1	(3)%	74.0	75.2	(2)%
Global Funds Transfer fee and other revenue	$351.0	$339.4	3%	$1,003.9	$1,043.8	(4)%
Fee and other commissions expense	$168.5	$163.9	3%	$485.0	$506.1	(4)%

Money Transfer Fee and Other Revenue
For the three months ended September 30, 2015 the increase in money transfer fee and other revenue was primarily driven by increased money transfer volume which was partially offset by the impact of the strengthening U.S. dollar compared to prior year.
For the nine months ended September 30, 2015, the decrease in money transfer fee and other revenue was primarily driven by the strengthening of the U.S. dollar compared to the prior year and pricing actions introduced in October 2014 in the U.S. to U.S. corridor, which was partially offset by increases in money transfer volumes. The following table details the changes in money transfer fee and other revenue from 2014 to 2015, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2014	$314.3	$968.6
Change resulting from:
Money transfer volume	33.3	51.0
Impact from changes in exchange rates	(17.1)	(50.6)
Average face value per transaction and pricing	(5.6)	(34.9)
Other	1.0	2.1
Corridor mix	0.7	(6.3)
For the period ended September 30, 2015	$326.6	$929.9
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
U.S. to U.S.	17%	20%	18%	24%
U.S. Outbound	42%	42%	42%	40%
Non-U.S.	41%	38%	40%	36%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the three and nine months ended September 30:

	Three Months Ended September 30	Nine Months Ended September 30
	2015 vs 2014	2015 vs 2014
Total transactions	11%	5%
U.S. to U.S.	(2)%	(23)%
U.S. Outbound	10%	13%
Non-U.S.	17%	16%
For the three months ended September 30, 2015, Non-U.S. transactions generated 17 percent transaction growth and accounted for 41 percent of total money transfer transactions. The growth was primarily driven by emerging markets and Europe. The U.S. Outbound corridor generated 10 percent transaction growth while accounting for 42 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Latin America and Africa. The U.S. to U.S. corridor declined 2 percent and accounted for 17 percent of total money transfer transactions. The decline was primarily driven by a decline in Walmart U.S. to U.S. transactions, partially offset by growth in U.S. to U.S. transactions excluding transactions originating at Walmart.

For the nine months ended September 30, 2015, Non-U.S. transactions generated 16 percent transaction growth and accounted for 40 percent of total money transfer transactions. The growth was primarily driven by emerging markets and Europe. The U.S. Outbound corridors generated 13 percent transaction growth while accounting for 42 percent of our total money transfer transactions. The growth in the U.S. Outbound corridor was primarily driven by sends to Latin America and Africa. The U.S. to U.S. corridor declined 23 percent and accounted for 18 percent of total money transfer transactions. The decline was primarily driven by a decline in Walmart U.S. to U.S. transactions, partially offset by growth in U.S. to U.S. transactions excluding transactions originating at Walmart.
Bill Payment Fee and Other Revenue
For the three and nine months ended September 30, 2015, bill payment fee and other revenue decreased by $0.7 million and $1.2 million, respectively, as a result of lower average fees resulting from shifts in industry mix. Bill payment transactions decreased by 2 percent and increased by 1 percent for the three and nine months ended September 30, 2015, respectively. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2014 to 2015, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2014	$163.9	$506.1
Change resulting from:
Money transfer revenue	13.3	5.3
Signing bonuses	2.6	9.7
Impact from changes in exchange rates	(7.8)	(23.7)
Money transfer corridor and agent mix	(2.8)	(10.8)
Bill payment revenue and commission rates	(0.7)	(1.6)
For the period ended September 30, 2015	$168.5	$485.0
For the three months ended September 30, 2015, fee and other commissions expense increased 3 percent, or $4.6 million. The increase in commission expense was primarily driven by the increase in money transfer revenue and signing bonus amortization from our agent expansion and retention efforts which was partially offset by the movement in foreign currency exchange rates and changes in money transfer corridor and agent mix. Fee and other commissions expense as a percentage of fee and other revenue decreased to 48.0 percent for the three months ended September 30, 2015, from 48.3 percent for the same period in 2014.
For the nine months ended September 30, 2015, fee and other commissions expense decreased 4 percent, or $21.1 million. The decrease in commission expense was primarily driven by the movement in foreign currency exchange rates and changes in money transfer corridor and agent mix, partially offset by increase in money transfer revenue and signing bonus amortization from our agent expansion and retention efforts. Fee and other commissions expense as a percentage of fee and other revenue decreased to 48.3 percent for the nine months ended September 30, 2015, from 48.5 percent for the same period in 2014.

Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three and nine months ended September 30, 2015 and 2014. Investment revenue and investment commissions expense is not included in the analysis below. For further detail, see Investment Revenue Analysis.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Money order fee and other revenue	$11.7	$12.3	(5)%	$36.0	$36.9	(2)%
Official check fee and other revenue	3.1	3.5	(11)%	9.6	11.0	(13)%
Financial Paper Product fee and other revenue	$14.8	$15.8	(6)%	$45.6	$47.9	(5)%
Fee and other commissions expense	$0.1	$0.2	(50)%	$0.3	$0.5	(40)%
For the three and nine months ended September 30, 2015, money order fee and other revenue decreased due to transaction declines of 4 percent and 6 percent, respectively, generally attributed to the migration by consumers to other payment methods. Similarly, official check fee and other revenue decreased $0.4 million, or 11 percent, and $1.4 million, or 13 percent, respectively, for the three and nine months ended September 30, 2015 when compared to the same period in 2014.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Investment revenue	$2.8	$2.8	—%	$8.5	$13.6	(38)%
Investment commissions expense (1)	0.2	0.1	100%	0.5	0.3	67%
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
Investment revenue was flat for the three months ended September 30, 2015 when compared to the same period in 2014, and decreased $5.1 million, or 38 percent, for the nine months ended September 30, 2015 when compared to the same period in 2014. The decline is primarily due to one-time returns on legacy investments in 2014 and lower average investment balances in 2015.
Investment Commissions Expense
Investment commissions expense consists of amounts paid to financial institution official check customers based on short-term interest rate indices multiplied by the average outstanding cash balances of official checks sold by that financial institution. For the three and nine months ended September 30, 2015, investment commissions expenses increased by $0.1 million and $0.2 million, respectively, when compared to the same periods in 2014.

Operating Expenses
The following table is a summary of the operating expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$73.1	20%	$68.9	19%
Transaction and operations support	78.2	21%	81.7	23%
Occupancy, equipment and supplies	15.0	4%	13.4	4%
Depreciation and amortization	16.8	5%	13.5	4%
Total operating expenses	$183.1	50%	$177.5	50%
For the three months ended September 30, 2015, total operating expenses as a percentage of total revenue was flat as compared to the same period in 2014.
The following table is a summary of the operating expenses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Dollars in millions)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$235.6	22%	$213.6	19%
Transaction and operations support	238.9	23%	230.3	21%
Occupancy, equipment and supplies	46.3	4%	39.9	3%
Depreciation and amortization	48.8	5%	40.2	4%
Total operating expenses	$569.6	54%	$524.0	47%
For the nine months ended September 30, 2015, total operating expenses as a percentage of total revenue was 54 percent, an increase from 47 percent for the same period in 2014, primarily due to the pension settlement charge related to the voluntary pension buyout included in "Compensation and benefits" as well as the decline in total revenue compared to the prior period.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following is a summary of the change in compensation and benefits from 2014 to 2015, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2014	$68.9	$213.6
Change resulting from:
Salaries, related payroll taxes and incentive compensation	13.3	24.6
Impact from changes in exchange rates	(4.4)	(15.0)
Reorganization and restructuring costs	(3.2)	(1.8)
Other	(1.5)	0.4
Pension settlement charge	—	13.8
For the period ended September 30, 2015	$73.1	$235.6
For the three months ended September 30, 2015, compensation and benefits expense increased primarily due to the increase in salaries, related payroll taxes and incentive compensation related to an increase in performance bonuses and headcount. These increases were partially offset by the impact of the strengthening U.S. dollar and the wind down of the 2014 Global Transformation Program.

For the nine months ended September 30, 2015, compensation and benefits expense increased primarily due to an increase in salaries, related payroll taxes and incentive compensation. The increase is attributed to an increase in performance bonuses and headcount as well as a pension settlement charge from the voluntary pension buyout. Refer to Note 8 — Pensions and Other Benefits of the Notes to Consolidated Financial Statements for additional disclosure relating to the voluntary pension buyout. These increases were partially offset by the impact of the strengthening U.S. dollar and the wind down of the 2014 Global Transformation Program.
Transaction and Operations Support
Transaction and operations support primarily includes marketing, professional fees and other outside services, telecommunications, agent support costs, including forms related to our products, non-compensation employee costs, including training, travel and relocation costs, bank charges and the impact of foreign exchange rate movements on our monetary transactions, assets and liabilities denominated in a currency other than the U.S. dollar. The following is a summary of the change in transaction and operations support from 2014 to 2015, for the three and nine months ended September 30:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2014	$81.7	$230.3
Change resulting from:
Outsourcing, independent contractor and consultant costs	7.6	14.8
Provision for loss	3.4	5.9
Other	0.2	5.1
Realized foreign exchange gains	(4.5)	(6.8)
Non-income taxes	(3.5)	(4.2)
Impact from changes in exchange rates	(2.6)	(9.5)
Reorganization and restructuring costs	(1.9)	0.3
Compliance enhancement program	(1.3)	0.1
Direct monitor costs	(0.9)	2.9
For the period ended September 30, 2015	$78.2	$238.9
Transaction and operations support expense decreased for the three months ended September 30, 2015 primarily due to realized foreign exchange gains, a decline in non-income tax charges primarily related to a favorable outcome of a previously accrued contingent matter and the impact of the strengthening U.S. dollar. This decrease was partially offset by an increase in outsourcing, independent contractor and consulting costs as a result of continued investment in our compliance systems and operations and increased call volume due to initiatives under the compliance enhancement program. Additionally, the provision for loss increased due to our new instant ACH product.
Transaction and operations support expense increased for the nine months ended September 30, 2015 primarily due to an increase in outsourcing, independent contractor and consulting costs as a result of continued investment in our compliance systems and operations and increased call volume due to initiatives under the compliance enhancement program. Additionally, the provision for loss increased due to an increase in credit losses related to our new instant ACH product. This increase is partially offset by a decline in non-income tax charges primarily related to a favorable outcome of a previously accrued contingent matter, realized foreign exchange gains and the impact of the strengthening U.S. dollar.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expenses include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and nine months ended September 30, 2015, occupancy, equipment and supplies expenses increased $1.6 million, or 12 percent, and $6.4 million, or 16 percent, respectively, when compared to the same period in 2014, primarily as a result of an increase in operating software and equipment maintenance costs.

Depreciation and Amortization
Depreciation and amortization includes depreciation on point of sale equipment, agent signage, computer hardware and software, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and nine months ended September 30, 2015, depreciation and amortization increased $3.3 million, or 24 percent, and $8.6 million, or 21 percent, respectively, when compared to the same period in 2014, primarily driven by higher depreciation expense due to computer hardware and software asset additions related to the 2014 Global Transformation Program.
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
The following table provides a summary overview of pre-tax operating income (loss) and operating margin for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars in millions)	2015	2014		2015	2014
Operating income (loss):
Global Funds Transfer	$18.9	$15.4	$3.5	$19.5	$66.4	$(46.9)
Financial Paper Products	3.4	5.8	(2.4)	12.8	21.7	(8.9)
Total segment operating income	22.3	21.2	1.1	32.3	88.1	(55.8)
Other	(5.7)	(4.9)	(0.8)	(29.7)	(13.7)	(16.0)
Total operating income	16.6	16.3	0.3	2.6	74.4	(71.8)
Securities settlements	—	—	—	—	(22.4)	22.4
Interest expense	11.2	11.6	(0.4)	33.7	32.7	1.0
Income (loss) before income taxes	$5.4	$4.7	$0.7	$(31.1)	$64.1	$(95.2)

Total operating margin	4.5%	4.6%		0.2%	6.7%
Global Funds Transfer	5.4%	4.5%		1.9%	6.4%
Financial Paper Products	19.3%	31.4%		23.7%	35.4%
For the three months ended September 30, 2015, the Company experienced an increase in total operating income when compared to the same period in 2014, primarily as a result of the increase in money transfer fee and other revenue of $12.3 million and a $4.9 million decrease in reorganization and restructuring costs.
For the nine months ended September 30, 2015, the Company experienced a decline in total operating income and operating margin when compared to the same period in 2014, primarily as a result of the decrease in money transfer fee and other revenue of $38.7 million and a $13.8 million pension settlement charge related to the voluntary pension buyout.

Other Expenses
Interest Expense
Principal outstanding and interest expense remained flat for the three months ended September 30, 2015 when compared to the same period in 2014. As a result of higher average debt balances incurred in connection with the First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") dated April 2, 2014, interest expense increased $1.0 million, or 3 percent, for the nine months ended September 30, 2015 when compared to the same period in 2014. See Note 7 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
Income Taxes
For the three months ended September 30, 2015, the Company recognized a tax expense of $0.5 million on pre-tax income of $5.4 million. For the nine months ended September 30, 2015, the Company recognized a tax expense of $48.4 million although the Company had a pre-tax loss of $31.1 million, primarily as a result of the court decision related to the Internal Revenue Services (“IRS”) matter. See Note 11 — Income Taxes and Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), Adjusted EBITDA and Adjusted Free Cash Flow
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization), Adjusted EBITDA (EBITDA adjusted for certain significant items), Adjusted Free Cash Flow (Adjusted EBITDA less cash interest, cash taxes, cash payments for capital expenditures and cash payments for agent signing bonuses) and constant currency measures (which assume that amounts denominated in foreign currencies are translated to the U.S. dollar at rates consistent with those in the prior year) provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA, constant currency adjusted, which provides information to investors regarding MoneyGram's performance without the effect of foreign currency exchange rate fluctuations year over year.
Although we believe that EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies. The following table is a reconciliation of these non-GAAP financial measures to the related GAAP financial measures for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions)	2015	2014	Change	2015	2014	Change
Income (loss) before income taxes	$5.4	$4.7	$0.7	$(31.1)	$64.1	$(95.2)
Interest expense	11.2	11.6	(0.4)	33.7	32.7	1.0
Depreciation and amortization	16.8	13.5	3.3	48.8	40.2	8.6
Amortization of agent signing bonuses	16.2	14.7	1.5	45.3	39.2	6.1
EBITDA	49.6	44.5	5.1	96.7	176.2	(79.5)
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation (1)	6.8	4.5	2.3	19.6	13.3	6.3
Compliance enhancement program	5.8	7.1	(1.3)	21.5	21.6	(0.1)
Reorganization and restructuring costs	2.9	7.8	(4.9)	17.4	17.6	(0.2)
Direct monitor costs	2.8	3.7	(0.9)	7.5	4.6	2.9
Legal and contingent matters (2)	(2.3)	0.9	(3.2)	1.4	1.5	(0.1)
Losses related to agent closures	—	3.5	(3.5)	—	3.5	(3.5)
Pension settlement charge (3)	—	—	—	13.8	—	13.8
Net securities gains	—	—	—	—	(22.4)	22.4
Capital transaction costs (4)	—	—	—	—	2.1	(2.1)
Adjusted EBITDA	$65.6	$72.0	$(6.4)	$177.9	$218.0	$(40.1)

Adjusted EBITDA growth, as reported	(9)%			(18)%
Adjusted EBITDA growth, constant currency adjusted	(5)%			(17)%

Adjusted EBITDA	$65.6	$72.0	$(6.4)	$177.9	$218.0	$(40.1)
Cash payments for interest	(10.6)	(10.7)	0.1	(31.6)	(30.4)	(1.2)
Cash payments for taxes	(1.9)	(4.5)	2.6	(67.2)	(4.9)	(62.3)
Payments related to IRS tax matter	—	—	—	61.0	—	61.0
Cash payments for capital expenditures	(29.1)	(25.2)	(3.9)	(88.8)	(64.7)	(24.1)
Cash payments for agent signing bonuses	(7.5)	(23.4)	15.9	(71.3)	(32.9)	(38.4)
Adjusted Free Cash Flow	$16.5	$8.2	$8.3	$(20.0)	$85.1	$(105.1)

(1) Stock-based compensation, contingent performance awards payable after three years and certain incentive compensation.
(2) Fees and expenses related to certain legal and contingent matters. Includes reversal of a previously accrued contingent matter in third quarter 2015 due to favorable outcome.
(3) Non-cash charge resulting from the partial buyout of the defined benefit pension plan.
(4) Professional and legal fees incurred for the April 2, 2014 equity transactions.
EBITDA and Adjusted EBITDA
For the three months ended September 30, 2015, the Company generated EBITDA of $49.6 million. When compared to the same period in 2014, EBITDA increased $5.1 million, or 11 percent, primarily due to the increase in money transfer fee and other revenue and the winding down of the 2014 Global Transformation Program costs.
For the three months ended September 30, 2015, Adjusted EBITDA included adjustments of $6.8 million for stock-based, contingent and incentive compensation costs and costs associated with the 2014 Global Transformation Program, which consists of $5.8 million for the compliance enhancement program and $2.9 million for the reorganization and restructuring costs.
For the three months ended September 30, 2014, Adjusted EBITDA includes adjustments for the 2014 Global Transformation Program, which consists of $7.1 million for the compliance enhancement program and $7.8 million for the reorganization and restructuring costs. In addition, Adjusted EBITDA includes adjustments for $4.5 million of stock-based, contingent and incentive compensation costs.

Adjusted EBITDA, as reported and constant currency adjusted, declined 9 percent and 5 percent for the three months ended September 30, 2015, respectively, when compared to the same period in the prior year. Non-U.S. corridor transactions represent 41 percent of total money transfer transactions for the three months ended September 30, 2015 and, as a result, the Company's total revenue is impacted by the strengthening of the U.S. dollar.
For the nine months ended September 30, 2015, the Company generated EBITDA of $96.7 million. When compared to the same period in 2014, EBITDA decreased $79.5 million, or 45 percent, primarily due to the decrease in money transfer fee and other revenue and costs incurred for the 2014 Global Transformation Program and pension buyout settlement charges.
For the nine months ended September 30, 2015, Adjusted EBITDA includes adjustments for $19.6 million of stock-based, contingent and incentive compensation costs and costs incurred for the 2014 Global Transformation Program, which consist of $21.5 million for the compliance enhancement program costs and $17.4 million for reorganization and restructuring costs. In addition, EBITDA has been adjusted for pension settlement charges of $13.8 million related to the June 1, 2015 voluntary pension buyout.
For the nine months ended September 30, 2014, Adjusted EBITDA includes adjustments for the $22.4 million of securities settlements and the 2014 Global Transformation Program, which consists of $21.6 million for the compliance enhancement program and $17.6 million for the reorganization and restructuring costs. In addition, Adjusted EBITDA includes adjustments for $13.3 million of stock-based, contingent and incentive compensation costs.
Adjusted EBITDA, as reported and constant currency adjusted, declined 18 percent and 17 percent for the nine months ended September 30, 2015, respectively, when compared to the same period in the prior year. Non-U.S. corridor transactions represent 40 percent of total money transfer transactions for the nine months ended September 30, 2015 and, as a result, the Company's total revenue is impacted by the strengthening of the U.S. dollar.
Adjusted Free Cash Flow
For the three months ended September 30, 2015, Adjusted Free Cash Flow was positive $16.5 million, an increase of $8.3 million when compared to the same period in 2014. The increase was a result of improved profitability and a decrease in cash payments for agent signing bonus of $15.9 million and taxes of $2.6 million.
For the nine months ended September 30, 2015, Adjusted Free Cash Flow was negative $20.0 million, a decrease of $105.1 million when compared to the same period in 2014. The decrease was a result of a decline in profitability, increased cash payments for agent signing bonus of $38.4 million and capital expenditures of $24.1 million.

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
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of cash and cash equivalents and our settlement assets at September 30, 2015 and December 31, 2014:

(Amounts in millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$151.6	$250.6

Settlement assets:
Settlement cash and cash equivalents	1,637.8	1,657.3
Receivables, net	885.0	757.6
Interest-bearing investments	962.2	1,091.6
Available-for-sale investments	23.1	27.1
	3,508.1	3,533.6
Payment service obligations	$(3,508.1)	$(3,533.6)
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

Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service, ("Moody’s"), Standard & Poors, ("S&P") or Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of September 30, 2015, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash equivalents and interest-bearing investments consist of money market funds that invest in U.S. government and government agency securities, time deposits and certificates of deposit.
Available-for-sale Investments
Our investment portfolio includes $23.1 million of available-for-sale investments as of September 30, 2015. U.S. government agency residential mortgage-backed securities compose $11.3 million of our available-for-sale investments, while other asset-backed securities compose the remaining $11.8 million.
Credit Facilities
Our credit facilities consist of the Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A., as administrative agent, the financial institutions party thereto, as lenders, and the other agents party thereto. See Note 7 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure. The following table is a summary of debt activity, excluding debt issuance costs, from January 1, 2014 to September 30, 2015:

	2013 Credit Agreement
(Amounts in millions)	Term loan	Revolving facility	Total Debt
Balance at January 1, 2014	$843.6	$—	$843.6
2014 new debt issued	130.0	—	130.0
2014 payments	(9.5)	—	(9.5)
2015 payments	(7.4)	—	(7.4)
Balance at September 30, 2015	$956.7	$—	$956.7
As of September 30, 2015, the Company had no outstanding letters of credit or borrowings under the revolving credit facility leaving $150.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At September 30, 2015, the Company was in compliance with its financial covenants; see Note 7 — Debt of the Notes to Consolidated Financial Statements for additional disclosure relating to the financial covenants.
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

Credit Ratings
As of September 30, 2015, our credit ratings from Moody’s and S&P were B1 and B+, respectively, both with a stable outlook. On April 13, 2015, S&P lowered our credit rating from BB- with a negative outlook to B+ with a stable outlook. Our credit facilities, regulatory capital requirements and other obligations were not impacted and will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of September 30, 2015. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Other Funding Requirements
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to restitution payments the Company made to the United States government in connection with the Deferred Prosecution Agreement (the "DPA") with the MDPA and the U.S. DOJ. The Company disagrees with the adjustments in the RAR and has filed a protest letter so that the issue will be considered by the IRS Appeals Division. See Note 11 — Income Taxes of the Notes to the Consolidated Financial Statements for further discussion regarding this matter. If the Company’s positions in the 2011 through 2013 audit are ultimately rejected, the Company would be required to make additional cash payments based on benefits taken and taxable income earned.
Analysis of Cash Flows
Cash Flows from Operating Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Net income (loss)	$4.9	$(3.0)	$(79.5)	$61.6
Total adjustments to reconcile net income	49.9	22.7	77.0	40.1
Net cash provided (used in) by operating activities	$54.8	$19.7	$(2.5)	$101.7
For the three months ended September 30, 2015 and 2014, operating activities provided net cash of $54.8 million and $19.7 million, respectively. The total adjustments to reconcile net income for both periods consists primarily of positive change in working capital partially offset by signing bonus payments of $7.5 million and $23.4 million, respectively.
For the nine months ended September 30, 2015, operating activities used net cash of $2.5 million. The total adjustments to reconcile net income consists primarily of positive change in working capital primarily due to the IRS litigation matter, see Note 12 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further discussion regarding this matter, partially offset by signing bonus payments of $71.3 million.
For the nine months ended September 30, 2014, operating activities provided net cash of $101.7 million. The total adjustments to reconcile net income consists primarily of depreciation and amortization of $40.2 million and signing bonus amortization of $39.2 million partially offset by negative change in working capital and signing bonus payments of $32.9 million.
Cash Flows from Investing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Purchases of property and equipment	$(29.1)	$(25.2)	$(88.8)	$(64.7)
Proceeds from disposal of assets	0.1	0.2	0.1	0.4
Cash paid for acquisitions, net of cash acquired	—	(11.5)	—	(11.5)
Net cash used in investing activities	$(29.0)	$(36.5)	$(88.7)	$(75.8)
For the three months ended September 30, 2015 and 2014 investing activities used cash of $29.0 million and $36.5 million, respectively, which were primarily for capital expenditures related to the 2014 Global Transformation Program and ongoing business operations.

For the nine months ended September 30, 2015 and 2014 investing activities used cash of $88.7 million and $75.8 million, respectively, which were primarily for capital expenditures related to the 2014 Global Transformation Program and ongoing business operations.
Cash Flows from Financing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2015	2014	2015	2014
Proceeds from issuance of debt	$—	$—	$—	$129.8
Transaction costs for issuance and amendment of debt	—	—	—	(5.1)
Principal payments on debt	(2.4)	(2.5)	(7.4)	(7.0)
Proceeds from exercise of stock options	—	—	—	0.4
Stock repurchase	(0.4)	(9.1)	(0.4)	(142.1)
Net cash used in financing activities	$(2.8)	$(11.6)	$(7.8)	$(24.0)
For the three and nine months ended September 30, 2015, financing activities used cash of $2.8 million and $7.8 million, respectively, primarily due to principal payments associated with the 2013 Credit Agreement.
For the three months ended September 30, 2014, financing activities utilized cash of $11.6 million primarily associated with the stock repurchase program. For the nine months ended ended September 30, 2014, financing activities utilized cash for $24.0 million primarily associated with the transaction costs for the issuance and amendment of debt and the principal payments of debt associated with the 2013 Credit Agreement. The proceeds from the debt issuance were used to fund the stock repurchase.
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
Critical accounting policies are those policies that management believes are most important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies during the quarter ended September 30, 2015. For further information regarding our critical accounting policies, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

•
our ability to maintain key agent or biller relationships, a reduction in business or transaction volume from these relationships, including our largest agent, Walmart, through the introduction by Walmart of a competing white label branded money transfer product or otherwise;

•	the impact of our U.S. to U.S. pricing strategy;

•	our ability to manage fraud risks from consumers or agents;

•	the ability of us and our agents to comply with U.S. and international laws and regulations;

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Based on our continuing discussions with the attorneys general, we have accrued $13.0 million in connection with such investigation and we believe this represents the total expected loss exposure to resolve the matter. Any estimate of a loss contingency involves judgments based upon currently available information and assumptions believed to be reasonable and is subject to uncertainties. There may be an exposure to losses in excess of any amounts accrued, and any actual loss may vary from the current estimate.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013. The IRS issued Notices of Deficiency for 2005-2007 and 2009, and also issued an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. The Company believes that it has substantive tax law arguments in favor of its position. The Company filed a notice of appeal with the U.S. Tax Court on July 27, 2015. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2015, the Company had repurchased 8,277,073 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 3,722,927 shares. During the three months ended September 30, 2015, the Company repurchased 48,500 common shares.
The following table presents a summary of share repurchases made by the Company during the three months ended September 30, 2015 under the repurchase authorization.

Period (Amounts in millions, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2015 - July 31, 2015	—	—	—	3,771,427
August 1, 2015 - August 31, 2015	48,500	$8.50	48,500	3,722,927
September 1, 2015 - September 30, 2015	—	—	—	3,722,927
Total	48,500	$8.50	48,500
ITEM 5. OTHER INFORMATION.
On October 28, 2015, the Company’s Board of Directors amended and restated the bylaws of the Company (the “Bylaws”), which became effective immediately and includes, among other things, the following changes:

•	providing for additional disclosure requirements for notices of director nominations and stockholder proposals;

•	providing for additional disclosure and eligibility requirements for nominees for election as a director;

•	requiring the proposing/nominating stockholder be present at the stockholder meeting at which such proposal or nomination is to be considered; and

•	clarifying the procedures for the cancellation, recess, postponement and adjournment of stockholders’ meetings.
The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.5 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

November 2, 2015	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Vice President, Corporate Controller
(Principal Accounting Officer and Duly Authorized Officer)

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

3.5*	Amended and Restated Bylaws of MoneyGram International, Inc., as amended and restated October 28, 2015.
3.6
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant's Current Report on Form 8-K filed May 23, 2011).

10.1†
Amendment No. 1 to Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 31, 2015).

10.2†
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.2 to Registrant's Current Report on Form 8-K filed July 31, 2015).

10.3†
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.3 to Registrant's Current Report on Form 8-K filed July 31, 2015).

10.4*
Letter Agreement, effective as of September 30, 2015, amending that certain Master Trust Agreement dated September 30, 2012, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Stockholders' Deficit as of September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.