Form 10-K
period 2015-12-31
MONEYGRAM INTERNATIONAL INC
filed 2016-03-02
CIK 1273931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————
 Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number: 001-31950
MONEYGRAM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1690064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2828 N. Harwood St., 15th Floor Dallas, Texas	75201 (Zip Code)
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
Yes  ☐        No  ☑
The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, computed by reference to the last sales price as reported on the NASDAQ Stock Market LLC as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $351.0 million.
54,080,323 shares of common stock were outstanding as of March 1, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders.

PART I

Item 1. BUSINESS

Overview
MoneyGram International, Inc. (together with our subsidiaries and consolidated entities, “MoneyGram,” the “Company,” “we,” “us” and “our”) is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in select markets. Our primary customers are persons who may not be fully served by other financial institutions, which we refer to as unbanked or underbanked consumers. Unbanked consumers do not have a relationship with a traditional financial institution. Underbanked consumers are not fully served by traditional financial institutions. The World Bank, a key source of industry analysis for cross-border remittance data, estimates that 2 billion adults are unbanked, based on 2014 global data. As an alternative financial services provider, we provide these consumers with essential services to help them meet the financial demands of their daily lives. Many of our customers utilize traditional banking services but prefer to use our services based on convenience, quality of our service, trust of our brand, cost or to make urgent payments or transfers.
Our offerings include money transfers, bill payment services, money order services and official check processing. Our money transfer services are our primary revenue driver. Money transfers are movements of funds between consumers from the origination or "send" location and the designated "receive" location. MoneyGram earns revenue from the fees paid by the consumers sending the funds and from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We share a significant portion of that fee with both the sending and receiving agents. We also earn bill payment services revenues primarily from transaction fees charged to consumers for each transaction completed. Additionally, we earn revenue from the sale of our money order and official check products and generate revenue from the investment of funds underlying these products.
Our money transfer services enable our consumers to send and receive funds around the world through our extensive global network of locations, which are primarily operated by third-party businesses ("agents"), but also include Company-operated retail locations. Operating in more than 200 countries and territories, we have nearly doubled our network since 2009 to over 350,000 locations. We also offer Digital/Self-Service solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. We have one primary customer care center in Warsaw, Poland, with regional support centers providing ancillary services and additional call center services in various countries. We provide call center services 24 hours per day, 365 days per year and provide customer service in 27 languages.
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
Corridor mix — The relative impact of increases or decreases in money transfer transaction volume in each corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.

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
In March 2008, we completed a recapitalization pursuant to which we received an infusion of $1.5 billion of gross equity and debt capital, referred to herein as the 2008 Recapitalization. The equity component consisted of the sale to affiliates of Thomas H. Lee Partners, L.P. ("THL") and affiliates of Goldman, Sachs & Co. ("Goldman Sachs") (collectively with THL, the "Investors") in a private placement of Series B Participating Convertible Preferred Stock of the Company (the "B Stock") and Series B-1 Participating Convertible Preferred Stock of the Company (the "B-1 Stock") and collectively with the B Stock (the "Series B Stock") for an aggregate purchase price of $760.0 million. We also paid Goldman Sachs an investment banking advisory fee equal to $7.5 million in the form of additional shares of the B-1 Stock.
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
On November 14, 2011, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a reverse stock split ratio of 1-for-8 and to decrease the number of authorized shares of common stock from 1.3 billion to 162.5 million shares. As the par value of common stock was not affected, $3.5 million was transferred from common stock to additional paid-in capital. In connection with the reverse stock split, the conversion ratio of the D Stock to common stock decreased from 1,000 to 1 to 125 to 1.
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
On April 2, 2014, the Company completed an underwritten secondary public offering by affiliates and co-investors of the Investors of an aggregate of 9,200,000 shares of the Company’s common stock. As part of the transaction, affiliates of Goldman Sachs converted an aggregate of 37,957 shares of D Stock to 4,744,696 shares of common stock, which were sold as part of the transaction. The selling stockholders received all of the proceeds from the offering. Also, on April 2, 2014, the Company completed the repurchase of 8,185,092 shares of common stock from the THL selling stockholders at a price of $16.25 per share.
2015 Events
In the first quarter of 2014, the Company announced the implementation of the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on Digital/Self-Service revenue.
Our reorganization and restructuring activities were centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company expects to complete these activities in early 2016 and recorded total reorganization and restructuring expenses of $20.0 million for the year ended December 31, 2015.
Our compliance enhancement program was focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The Company incurred $26.5 million of compliance enhancement program expense for the year ended December 31, 2015.

We believe that our investment in innovative products and services, particularly Digital/Self-Service solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. For the year ended December 31, 2015, the money transfer fee and other revenue from the Digital/Self-Service channel grew 55 percent from 2014 and accounted for $150.1 million, or 12 percent, of total money transfer fee and other revenue for the year ended December 31, 2015.
Our Segments
We manage our business primarily through two reporting segments: Global Funds Transfer and Financial Paper Products. The following table presents the components of our consolidated revenue associated with our reporting segments for the years ended December 31:

	2015	2014	2013
Global Funds Transfer
Money transfer	88.0%	87.6%	87.3%
Bill payment	6.9%	6.9%	6.9%
Financial Paper Products
Money order	3.6%	3.7%	3.7%
Official check	1.5%	1.8%	2.0%
Other	—%	—%	0.1%
Total revenue	100.0%	100.0%	100.0%
See Note 15 — Segment Information of the Notes to the Consolidated Financial Statements for additional financial information about our segments and geographic areas.
During 2015, 2014 and 2013, our 10 largest agents accounted for 37 percent, 39 percent and 43 percent, respectively, of total revenue and 38 percent, 41 percent and 44 percent, respectively, of Global Funds Transfer segment revenue. Wal-Mart Stores, Inc. (“Walmart”) is our only agent that accounts for more than 10 percent of our total revenue. In 2015, 2014 and 2013, Walmart accounted for 19 percent, 22 percent and 27 percent, respectively, of total revenue, and 20 percent, 23 percent and 28 percent, respectively, of Global Funds Transfer segment revenue.
Global Funds Transfer Segment
The Global Funds Transfer segment is our primary revenue driver, providing money transfer services and bill payment services primarily to unbanked and underbanked consumers. We utilize a variety of proprietary point-of-sale platforms, including AgentConnect, which is integrated into an agent’s point-of-sale system, DeltaWorks and Delta T3, which are separate software and stand-alone device platforms, and moneygram.com.
We continue to focus on the growth of our Global Funds Transfer segment outside of the U.S. During 2015, 2014 and 2013, sends originated outside of the U.S. generated 43 percent, 41 percent and 40 percent, respectively, of our total Company revenue, and 45 percent, 43 percent and 42 percent, respectively, of our total Global Funds Transfer segment revenue. In 2015, our Global Funds Transfer segment had total revenue of $1,361.4 million.
Money Transfer — We earn our money transfer revenues primarily from consumer transaction fees and the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. We have corridor pricing capabilities that provide us flexibility when establishing consumer fees and foreign exchange rates for our money transfer services, which allow us to remain competitive in all locations. In a cash-to-cash money transfer transaction, both the agent initiating the transaction and the receiving agent earn a commission that is generally based on a percentage of the fee charged to the consumer. When a money transfer transaction is initiated at a MoneyGram-owned store, full-service kiosk or via our online platform, typically only the receiving agent earns a commission.
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

We offer a variety of services to provide the best consumer experience possible at our agent locations. We offer full-service and transaction-staging kiosks at select agent locations around the world. Through our FormFree service, consumers are directed via phone to one of our customer care centers where a representative collects transaction information and enters it directly into our central data processing system. Our MoneyGram xpress product enables consumers to pay for money transfers at a MoneyGram agent location, and provide the information necessary to complete the money transfer when and where it is convenient for them, via phone or any internet-enabled device.
We offer our money transfer services on the internet via our moneygram.com service in the U.S., United Kingdom and Germany and through affiliate websites. Through moneygram.com, consumers have the ability to send money from the convenience of their home or internet-enabled mobile device to any of our agent locations worldwide through a debit or credit card or, in certain cases, funding with a U.S. checking account. Money transfer transactions through moneygram.com grew 17 percent and revenue grew 8 percent in 2015 over the prior year.
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
As of December 31, 2015, our money transfer agent network had over 350,000 locations, with growth of 3 percent compared to 2014. Our agent network includes agents such as international post offices, formal and alternative financial institutions as well as large and small retailers. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. Some of our agents outside the U.S. manage sub-agents. We refer to these agents as super-agents. Although these sub-agents are under contract with these super-agents, the sub-agent locations typically have access to similar technology and services as our other agent locations. Many of our agents have multiple locations, a large number of which operate in locations that are open outside of traditional banking hours, including nights and weekends. Our agents know the markets they serve and they work with our sales and marketing teams to develop business plans for their markets. This may include contributing financial resources to, or otherwise supporting, our efforts to market MoneyGram's services.
Bill Payment Services — We earn our bill payment revenues primarily from fees charged to consumers for each transaction completed. Our primary bill payment service offering is our ExpressPayment service, which we offer at substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through our Digital/Self-Service solutions.
Through our bill payment services, consumers can complete urgent bill payments, pay routine bills, or load and reload prepaid debit cards with cash at an agent location, company-operated locations or through moneygram.com with a credit or debit card. We offer consumers same-day and two or three day payment service options; the service option is dependent upon our agreement with the biller. We offer over 13,000 payment options to billers in key industries, including the ability to allow the consumer to load or reload funds to nearly 400 prepaid debit card programs. These industries include the credit card, mortgage, auto finance, telecommunications, corrections, health care, utilities, property management, prepaid card and collections industries.
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
Competition — The market for money transfer and bill payment services continues to be very competitive and the World Bank estimates that in 2016 cross-border remittances will exceed $600 billion. We generally compete for money transfer agents on the basis of value, service, quality, technical and operational differences, price, commission and marketing efforts. We compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.

Our competitors include a small number of large money transfer and bill payment providers, financial institutions, banks and a large number of small niche money transfer service providers that serve select regions. Our largest competitor in the money transfer industry is The Western Union Company ("Western Union"), which also competes with our bill payment services and money order businesses. On April 17, 2014, Walmart announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram that allows consumers to transfer money between its U.S. store locations. See our "Management's Discussion and Analysis — Overview" section in Item 7 of this Annual Report on Form 10-K for additional disclosure. We will encounter increasing competition as new technologies emerge that allow consumers to send and receive money through a variety of channels, but we continue to be an innovator in the industry by diversifying our core money transfer business through new channels, such as online, mobile solutions, kiosk and other Digital/Self-Service offerings.
Seasonality — A larger share of our annual money transfer revenues traditionally occurs in the third and fourth quarters as a result of major global holidays falling during or around this period.
Financial Paper Products Segment
Our Financial Paper Products segment provides money orders to consumers through our retail agents and financial institutions located throughout the U.S. and Puerto Rico and provides official check outsourcing services for financial institutions across the U.S.
In 2015, our Financial Paper Products segment generated revenues of $73.3 million from fee and other revenue and investment revenue. We earn revenue from the investment of funds underlying outstanding official checks and money orders. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” Our investment portfolio primarily consists of low risk, highly liquid, short-term U.S. government securities and bank deposits that produce a low rate of return.
Money Orders — Consumers use our money orders to make payments in lieu of cash or personal checks. We generate revenue from money orders by charging per item and other fees, as well as from the investment of funds underlying outstanding money orders, which generally remain outstanding for fewer than eight days. We sell money orders under the MoneyGram brand and on a private label or co-branded basis with certain large retail and financial institution agents in the U.S. As of December 31, 2015, we issued money orders through our network of approximately 47,000 agents and financial institution locations in the U.S. and Puerto Rico.
Official Check Outsourcing Services — Official checks are used by consumers where a payee requires a check drawn on a bank. Financial institutions also use official checks to pay their own obligations. Similar to money orders, we generate revenue from our official check outsourcing services for U.S. banks and credit unions by charging per item and other fees, as well as from the investment of funds underlying outstanding official checks, which generally remain outstanding for fewer than four days. As of December 31, 2015, we provided official check outsourcing services through approximately 900 financial institutions at approximately 6,300 branch bank locations.
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

Regulation
Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations. Our operations are subject to a wide range of laws and regulations of the U.S. and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"); money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws. Regulators worldwide are exercising heightened supervision of money transfer providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. See “Risk Factors” section in Item 1A for additional discussion regarding potential impacts of failure to comply. We continually monitor and enhance our global compliance programs in light of the most recent legal and regulatory changes. We also launched the compliance enhancement program in 2014 to enhance our systems and processes.
Deferred Prosecution Agreement — In November 2012, we announced that a settlement was reached with the MDPA and the U.S. DOJ relating to the previously disclosed investigation of transactions involving certain of our U.S. and Canadian agents, as well as fraud complaint data and the consumer anti-fraud program, during the period from 2003 to early 2009. In connection with this settlement, we entered into a deferred prosecution agreement ("DPA") with the MDPA and U.S. DOJ dated November 8, 2012. Under the DPA, we agreed to a forfeiture of $100.0 million that is available as restitution to victims of the consumer fraud scams perpetrated through MoneyGram agents. Also under the DPA, we have agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances, and in the first quarter of 2013, Aaron Marcu, a litigation partner with Freshfields Bruckhaus Deringer, LLP in New York and head of its global financial institutions litigation group, was selected as our independent compliance monitor. We have received three annual reports from the compliance monitor, and we continue to make investments in various areas related to our compliance systems and operations in order to comply with the requirements contained in the DPA and recommendations of the compliance monitor. If the Company is unable to meet such requirements in the allotted time period, the term of the DPA and the independent compliance monitor could be extended, which could result in additional costs. See “Risk Factors — We face possible uncertainties relating to compliance with and the impact of the deferred prosecution agreement entered into with the U.S. federal government” for additional information.
Anti-Money Laundering Compliance — Our money transfer services are subject to anti-money laundering laws and regulations of the U.S., including the Bank Secrecy Act, as amended by the USA PATRIOT Act, as well as state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate, particularly in the European Union. Countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;

•	screening of transactions against government watch-lists, including but not limited to, the watch-list maintained by OFAC;

•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;

•	limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;

•	consumer information gathering and reporting requirements;

•	consumer disclosure requirements, including language requirements and foreign currency restrictions;

•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;

•	registration or licensing of the Company or our agents with a state or federal agency in the U.S. or with the central bank or other proper authority in a foreign country; and

•	minimum capital or capital adequacy requirements.
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in light of the most current legal requirements.

We offer our money transfer services primarily through third-party agents with whom we contract and do not directly control. As a money services business, we and our agents are required to establish anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii) ongoing employee training and (iv) an independent review function. We have developed an anti-money laundering training manual available in multiple languages and a program to assist with the education of our agents on the various rules and regulations. We also offer in-person and online training as part of our agent compliance training program and engage in various agent oversight activities. We have also adopted a global compliance policy that outlines key principles of our compliance program to our agents.
In connection with regulatory requirements to assist in the prevention of money laundering, terrorist financing and other illegal activities and pursuant to legal obligations and authorizations, the Company makes information available to certain U.S. federal and state, as well as certain foreign government agencies when required by law. In recent years, the Company has experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent money laundering or terrorist financing or reduce the risk of identity theft. In certain cases, the Company is also required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing or other illegal activities, and as a result the Company may inadvertently deny transactions from customers who are making legal money transfers, which could lead to liability or reputational damage. Responding to these agency requests may result in increased operational costs.
Money Transfer and Payment Instrument Licensing — In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the U.S., the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam require us to be licensed to conduct business within their jurisdictions. Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution under the Payment Services Regulations adopted in the United Kingdom pursuant to the European Union Payment Services Directive. We are also subject to increasingly significant licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of reserves or “permissible investments” in an amount equivalent to outstanding payment obligations, as defined by our various regulators. The types of securities that are considered “permissible investments” vary across jurisdictions, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. Many regulators also subject us to periodic examinations and require us and our agents to comply with anti-money laundering and other laws and regulations.
Escheatment Regulations — Unclaimed property laws of every state in the U.S., the District of Columbia, Puerto Rico and the U.S. Virgin Islands require that we track certain information on all of our payment instruments and money transfers and, if they are unclaimed at the end of an applicable statutory abandonment period, that we remit the proceeds of the unclaimed property to the appropriate jurisdiction. Statutory abandonment periods for payment instruments and money transfers range from three to seven years. Certain foreign jurisdictions also have unclaimed property laws. These laws are evolving and are frequently unclear and inconsistent among various jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business.
Privacy Regulations and Data Sharing Requests — In the ordinary course of business we collect certain types of data that subject us to privacy laws in the U.S. and abroad. In the U.S., we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the U.S., we are subject to privacy laws of numerous countries and jurisdictions. In some cases, these laws are more restrictive than the Gramm-Leach-Bliley Act and impose more stringent duties on companies. These laws generally restrict the collection, transfer, processing, storage, use and disclosure of personal information. In the European Union, we are subject to recently enacted data protection laws that have been ratified by the European Parliament and are expected to be ratified by member states by 2017. These laws impose additional data protection and privacy requirements and increase potential penalties for non-compliance. In certain cases, we transfer personal data from our European operations to the U.S. In the past we have relied on the U.S.-EU Safe Harbor framework with respect to this transfer of data, and we are assessing our ongoing obligations following the invalidation of the safe-harbor framework in a decision by the European Court of Justice in October 2015 and the new "Privacy Shield" agreement intended to replace the Safe Harbor. We also have confidentiality and information security standards and procedures in place for our business activities and with our third-party vendors and service providers. Privacy and information security laws, both domestically and internationally, evolve regularly, and conflicting laws in the various jurisdictions where we do business pose challenges.

Dodd-Frank Act — The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight for us. The Dodd-Frank Act created a Bureau of Consumer Financial Protection (the "CFPB") which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the U.S. The CFPB’s Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the U.S. enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer's request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a financial product or service.
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
Anti-Bribery Regulation — We are subject to regulations imposed by the Foreign Corrupt Practices Act (the "FCPA") in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. We maintain a compliance program designed to comply with applicable anti-bribery laws and regulations.
Clearing and Cash Management Bank Relationships
Our business involves the transfer of money on a global basis on behalf of our consumers, our agents and ourselves. We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the funding of money transfers and foreign exchange trades to ensure that funds are received on a timely basis. Our relationships with the clearing, trading and cash management banks are critical to an efficient and reliable global funding network.
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
We maintain significant relationships with major international banks which provide the capability to transfer money electronically as well as through domestic and international wire transfer networks. There are a limited number of banks that have the capabilities that are broad enough in scope to handle our volume and complexity. Consequently, we employ banks whose market is not limited to their own country or region, and have extensive systems capabilities and branch networks that can support settlement needs that are often unique to different countries around the world. In 2013, we activated our participation in the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") network for international wire transfers, which improves access to all banks in the world while lowering the cost of these funds transfers.
Intellectual Property
The MoneyGram brand is important to our business. We have registered our MoneyGram trademark in the U.S. and in a majority of the other countries in which we do business. We maintain a portfolio of other trademarks that are material to our Company, which were previously discussed in the "Overview" section. In addition, we maintain a portfolio of MoneyGram branded and related domain names.
We rely on a combination of patent, trademark and copyright laws and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, expertise and information. We believe the intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. We take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.

We own various patents related to our money order and money transfer technologies. Our patents have in the past given us competitive advantages in the marketplace. We also have patent applications pending in the U.S. that relate to our money transfer, money order and bill payment technologies and business methods. We anticipate that these applications, if granted, could give us continued competitive advantages in the marketplace.
Employees
As of December 31, 2015, we had 1,215 full-time employees in the U.S. and 1,605 full-time employees outside of the U.S. In addition, we engage independent contractors to support various aspects of our business. None of our employees in the U.S. are represented by a labor union.
Executive Officers of the Registrant
W. Alexander Holmes, age 41, has served as Chief Executive Officer since January 1, 2016. Prior to that, Mr. Holmes served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company since February 2014 and Executive Vice President and Chief Financial Officer since March 2012. He joined the Company in 2009 as Senior Vice President for Corporate Strategy and Investor Relations. From 2003 to 2009, Mr. Holmes served in a variety of positions at First Data Corporation, including chief of staff to the Chief Executive Officer, Director of Investor Relations and Senior Vice President of Global Sourcing & Strategic Initiatives. From 2002 to 2003, he managed Western Union’s Benelux region from its offices in Amsterdam. Mr. Holmes is also a member of our Board of Directors.
Pamela H. Patsley, age 59, has been Executive Chairman of the Company since January 1, 2016. Prior to that, Ms. Patsley served as Chairman and Chief Executive Officer of the Company since September 2009. From January to September 2009, she served as Executive Chairman of the Company. Prior to that, Ms. Patsley served as Senior Executive Vice President of First Data Corporation, a global payment processing company, from March 2000 to October 2007, and President of First Data International from May 2002 to October 2007. From 1991 to 2000, Ms. Patsley served as President and Chief Executive Officer of Paymentech, Inc., prior to its acquisition by First Data Corporation. Ms. Patsley also served as Chief Financial Officer of First USA, Inc. She currently serves as a director of Texas Instruments, Inc., a semiconductor design and manufacturing company; and Dr. Pepper Snapple Group, Inc., a beverage company.
Lawrence Angelilli, age 60, has served as Executive Vice President and Chief Financial Officer, since January 1, 2016. Prior to that, Mr. Angelilli served as Senior Vice President, Corporate Finance and Treasurer since 2014. He joined the Company in August 2011 as Senior Vice President and Treasurer. From 2009 to 2010, Mr. Angelilli served as Director of Underwriting at Hudson Advisors, a global asset management company affiliated with Lone Star Funds, a global private equity fund. From 1998 to 2009, he was Senior Vice President of Finance at Centex Corporation, a publicly traded homebuilder and mortgage originator.
Juan Agualimpia, age 53, has served as Executive Vice President, Business Development and Chief Marketing Officer since February 2015. Mr. Agualimpia previously served as Executive Vice President and Chief Marketing Officer from February 2011 to February 2015. Prior to that, Mr. Agualimpia served as Senior Vice President and Chief Marketing Officer from March 2010 to February 2011. From March 2009 to March 2010, Mr. Agualimpia engaged in marketing project consulting. From 2005 to March 2009, Mr. Agualimpia served as Vice President and General Manager for the Art & Coloring Global Business Unit of Newell Rubbermaid. Mr. Agualimpia has 20 years of leadership experience in marketing, brand management, customer relationship management and product development.
R. Lee Furnival, age 44, has been Senior Vice President, Global Operations since December 2014. From August 2014 to December 2014, Mr. Furnival served as the Senior Vice President of Operational Effectiveness. Prior to joining the Company in August 2014, Mr. Furnival spent 12 years at Beal Bank where he led multiple subsidiaries and affiliates of the bank.  From 2010 to 2014 he started and led all European debt investment initiatives and operations. From 2007 to 2010, Mr. Furnival was President of BSB Capital, the bank’s portfolio and securities investment subsidiary, and served as President of the bank’s residential mortgage servicing operation.  From 2002 to 2007, Mr. Furnival ran multiple operational, investment and trading units within the bank.  Prior to joining Beal Bank in 2002, Mr. Furnival held various management positions in technology consulting, mortgage finance, and commercial real estate development companies.
Francis Aaron Henry, age 50, has served as Executive Vice President, General Counsel and Corporate Secretary since August 2012 and previously served as interim General Counsel from July 2012 to August 2012. He joined the Company in January 2011 as Senior Vice President, Assistant General Counsel, Global Regulatory and Privacy Officer. From 2008 to 2011, Mr. Henry was Assistant General Counsel at Western Union and from 2004 to 2008 Senior Counsel at Western Union.

W. Alexander Hoffmann, age 44, has served as Executive Vice President, Global Product since February 2015. Previously Mr. Hoffmann served as Executive Vice President, Global Product Management and Emerging Channels from February 2014 to February 2015. Prior to that, Mr. Hoffmann served as Senior Vice President, Global Product Management and Emerging Channels from July 2013 to February 2014. From 2007 to 2013, Mr. Hoffmann served in a variety of positions at PayPal, most recently as Senior Director of Europe, Middle East and Africa Consumer Growth. Prior to that, Mr. Hoffmann spent 12 years at McKinsey & Company in Brussels, Belgium, and Palo Alto, California, as an Associate Partner working with clients in the payments and telecommunications industries.
Grant A. Lines, age 51, has served as Executive Vice President, Business Development since February 2015. Mr. Lines previously served as Executive Vice President, Asia-Pacific, South Asia and Middle East from February 2014 to February 2015. Prior to that, Mr. Lines served as Senior Vice President, Asia-Pacific, South Asia and Middle East from February 2013 to February 2014. Prior to that, Mr. Lines served as General Manager of Black Label Solutions, a leading developer and supplier of computerized retail Point of Sale systems, from May 2011 to December 2012. He served as Managing Director of First Data Corporation’s ANZ business, a global payment processing company, from September 2008 to February 2011. Mr. Lines served as Senior Vice President of First Data’s Strategic Business Development and General Manager ASEAN establishing Asian operations in Singapore from June 2004 to August 2008 and Senior Vice President with sales and marketing responsibilities in Australia and New Zealand from October 2000 to May 2004.
Wayne F. McGurk, age 54, has served as Executive Vice President, Information Technology since January 1, 2016. Prior to that, he served as Senior Vice President of Information Technology since July 2014 and Vice President, Program Management Office from March 2014 to July 2014. He joined the Company in July 2013 as Program Manager of the Compliance Enhancement Program. From 2004 to July 2013, Mr. McGurk served as a Vice President of First Data Corporation, where he led the global demand management team. Prior to his tenure at First Data Corporation, McGurk had nearly 14 years of management experience with retail, software and IT strategy consulting companies. McGurk began his career as a Lieutenant in the U.S. Army.
Peter E. Ohser, age 48, has been Executive Vice President, Business Development since February 2015. Mr. Ohser previously served as Executive Vice President, U.S. and Canada from February 2014 to February 2015. Prior to that, Mr. Ohser served as Senior Vice President, U.S. and Canada from February 2013 to February 2014. From June 2010 to January 2013, he served as Vice President, Independent Retail Channels & Outbound Corridors, and from December 2007 to May 2010, he served as Director of Strategic Planning. He served as Director of Business Process and Organizational Readiness from 2006 to 2007, Senior Manager Global Risk from 2004 to 2006, Manager, Global Risk from 2003 to 2004 and Supervisor, Risk from 2002 to 2003. Mr. Ohser joined the Company in January 2001 as a Senior Risk Analyst. Prior to that, Mr. Ohser served in various finance roles in the mortgage and consumer finance industries.
Steven Piano, age 50, has served as Executive Vice President, Human Resources since August 2009. From January 2008 to August 2009, Mr. Piano served as Global Lead Human Resource Partner with National Grid, a multi-national utility company. From 1996 to January 2008, Mr. Piano held a variety of human resources positions with First Data Corporation, serving most recently as Senior Vice President of First Data International. From 1987 to 1996, Mr. Piano held human resources positions with Citibank, Dun & Bradstreet - Nielsen Media Research and Lehman Brothers.
Phyllis J. Skene-Stimac, age 56, has been Executive Vice President and Chief Compliance Officer since December 2014. Ms. Skene-Stimac previously served as Senior Vice President and Chief Compliance Officer from February 2011 to December 2014. From June 2008 to December 2010, Ms. Skene-Stimac served as Deputy Chief Compliance Officer and Vice President Global Programs for Western Union and previously served as Vice President Compliance Operations for Western Union from April 2004 to July 2005. From January 1999 to February 2003, Ms. Skene-Stimac served as the Director of Regulatory Affairs for First Data Corporation.
John D. Stoneham, age 37, has been Vice President, Corporate Controller and Principal Accounting Officer since October 2015. Mr. Stoneham previously served as Vice President and Interim Controller from August 2015. From December 2012 to July 2015, Mr. Stoneham served in various accounting roles at the Company. Prior to December 2012, Mr. Stoneham was the Corporate Controller for Cinsay, Inc., a software provider. From January 2011 to December 2011, he was the SEC Reporting Manager at Archipelago Learning, a software-as-a-service provider of education products. Mr. Stoneham is a Certified Public Accountant and began his career at KPMG LLP, an accounting and financial advisory services firm.

Available Information
Our website address is corporate.moneygram.com. The information on our website is not part of this Annual Report on Form 10-K. We make our reports on Forms 10-K, 10-Q and 8-K, Section 16 reports on Forms 3, 4 and 5, and all amendments to those reports, available electronically free of charge in the Investor Relations section of our website (ir.moneygram.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington DC 20549. Information on the operation of the Public Reference Room can be found by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which may be found at www.sec.gov.

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
The markets in which we compete are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. Money transfer, bill payment and money order services compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors. Our money transfer products compete with a variety of financial and non-financial companies, including banks, card associations, web-based services, payment processors, informal remittance systems, consumer money transfer companies and others. The services are differentiated by features and functionalities, including brand recognition, customer service, reliability, distribution network and options, price, speed and convenience. Distribution channels such as online, account based and mobile solutions continue to evolve and impact the competitive environment for money transfers. The electronic bill payment services within our Global Funds Transfer segment compete in a highly fragmented consumer-to-business payment industry. Our official check business competes primarily with financial institutions that have developed internal processing capabilities or services similar to ours and do not outsource official check services. Financial institutions could also offer competing official check outsourcing services to our existing and prospective official check customers.
Our future growth depends on our ability to compete effectively in money transfers, bill payment and money order services. For example, if our products and services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business and financial results. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money transfer services and those of some of our competitors, which could reduce margins and adversely affect our financial results. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial results in the short term and may also adversely affect our financial results in the long term if transaction volumes do not increase sufficiently.
If we lose key agents, our business with key agents is reduced or we are unable to maintain our agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our retail agent network. In addition, our international agents may have subagent relationships in which we are not directly involved. If agents or their subagents decide to leave our network, our revenue and profits could be adversely affected. Agent loss may occur for a number of reasons, including competition from other money transfer providers, an agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or an agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Agents may also generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our agent network under terms consistent with those already in place. Larger agents may demand additional financial concessions or may not agree to enter into exclusive arrangements, which could increase competitive pressure. The inability to maintain our agent contracts on terms consistent with those already in place, including in respect of exclusivity rights, could adversely affect our business, financial condition and results of operations.

A substantial portion of our agent network locations, transaction volume and revenue is attributable to or generated by a limited number of key agents. During 2015 and 2014, our ten largest agents accounted for 37 percent and 39 percent, respectively, of our total company fee and investment revenue. Our largest agent, Walmart, accounted for 19 percent and 22 percent of our total company fee and investment revenue in 2015 and 2014, respectively. The current term of our contract with Walmart expires on February 1, 2019. If our contracts with our key agents, including Walmart, are not renewed or are terminated, or are renewed but on less favorable terms, or if such agents generate fewer transactions or reduce their locations, our business, financial condition and results of operations could be adversely affected. During 2015, our transaction volume at Walmart locations was adversely affected by the introduction in April 2014 of its competing white label branded product for Walmart-to-Walmart money transfers in the U.S. The introduction of other competitive products by Walmart or our other key agents could reduce our business with those key agents and intensify industry competition, which could adversely affect our business, financial condition and results of operations.
Consumer fraud could adversely affect our business, financial condition and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available over the internet and other digital media, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services. Certain former retail agents have also engaged in fraud against consumers, and existing agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
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
The money transfer business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in many other countries in which we operate, particularly in the European Union. We are also subject to financial services regulations, money transfer and payment instrument licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

We are considered a Money Services Business in the U.S. under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the U.S. as well as many other jurisdictions. During 2015, there were significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, Money Services Businesses and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network ("FinCEN"). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as the Company are subject to direct supervision by the CFPB and are required to provide additional consumer information and disclosures, adopt error resolution standards and adjust refund procedures for international transactions originating in the U.S. in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts or practices. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to periodic examination by the CFPB. Our initial examination by the CFPB was completed in 2015. The results of this examination may require us to change the way we conduct business or increase the costs of compliance.
We are also subject to regulations imposed by the FCPA in the U.S., the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions. Because of the scope and nature of our global operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies. We are subject to recordkeeping and other requirements imposed upon companies related to compliance with these laws. In 2015, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
We are also subject to the European Union’s Payment Services Directive (“PSD”), which governs the regulatory regime for payment services in the European Union, and similar regulatory or licensing requirements in other jurisdictions. The PSD and other international regulatory or licensing requirements may impose potential liability on us for the conduct of our agents and the commission of third-party fraud utilizing our services. If we fail to comply with the PSD or such other requirements, we could be subject to fines or penalties or revocation of our licenses, which could adversely impact our business, financial condition and results of operations. Additionally, the U.S. and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.
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

In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for the Company that may not be required to be incurred by some of its competitors. If the Company were required to maintain a price higher than its competitors to reflect its regulatory costs, this could harm its ability to compete effectively, which could adversely affect its results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our products or services or render our products or services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money transfer agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could lead to a loss of retail business.
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
Pursuant to the DPA, the MDPA/U.S. DOJ filed a two-count criminal Information in the U.S. District Court for the Middle District of Pennsylvania. The MDPA/U.S. DOJ will seek dismissal with prejudice of the Information if the Company has complied with its obligations during the five-year term of the DPA. Under the DPA, the Company has agreed, among other things, to retain an independent compliance monitor for a period of five years, subject to adjustment to a shorter period under certain circumstances. If the Company fails to make progress towards its compliance obligations under the DPA, the independent compliance monitor could issue an unfavorable report, which could lead to heightened scrutiny by the MDPA and the U.S. DOJ, and if the Company is unable to meet the requirements contained in the DPA in the allotted time period, the term of the DPA and the independent compliance monitor could be extended, which could result in additional costs.

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
We are subject to requirements relating to privacy and data use and security under U.S. federal, state and foreign laws. For example, the United States Federal Trade Commission routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies' privacy practices. In addition, recent changes to the data protection regime in the European Union may impose additional data protection and privacy requirements. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future privacy and data use and security laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our business, financial condition and results of operations.
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
We file tax returns and take positions with respect to federal, state, local and international taxation, including positions that relate to our historical securities losses, and our tax returns and tax positions are subject to review and audit by taxing authorities. The Internal Revenue Service (the "IRS") issued a Revenue Agent Report (“RAR”) for the tax years 2011 through 2013 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. government in connection with the DPA. While we have filed a protest letter contesting this adjustment, we may not be successful in maintaining our original tax position. An unfavorable outcome in these audits or other tax reviews or audits could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.
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
We provide money transfer services between and among more than 200 countries and territories and continue to expand in various international markets. Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:

•
changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism and political turmoil in Africa, the Middle East and other regions;

•	restrictions on money transfers to, from and between certain countries;

•	currency controls and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor international agents; and

•	failure to successfully manage our exposure to foreign currency exchange rates, in particular with respect to the euro.
In particular, a portion of our revenue is generated in currencies other than the U.S. dollar. As a result, we are subject to risks associated with changes in the value of our revenues denominated in foreign currencies. Fluctuations in foreign currency exchange rates could adversely affect our financial condition. See “Enterprise Risk Management-Foreign Currency Risk” in Item 7A of this Annual Report on Form 10-K for more information.

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

•
Our Revolving Credit Facility is one source of funding for our corporate transactions and liquidity needs. If any of the banks participating in our Revolving Credit Facility were unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to engage in corporate transactions, such as acquisitions, could be adversely affected.

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
If we cannot maintain sufficient relationships with large international banks that provide these services, we would be required to establish a global network of local banks to provide us with these services or implement alternative cash management procedures, which may result in increased costs. Relying on local banks in each country could alter the complexity of our treasury operations, degrade the level of automation, visibility and service we currently receive from banks and affect patterns of settlement with our agents. This could result in an increase in operating costs and an increase in the amount of time it takes to concentrate agent remittances and to deliver agent payables, potentially adversely impacting our cash flow, working capital needs and exposure to local currency value fluctuations.
We and our agents are considered Money Service Businesses in the U.S. under the Bank Secrecy Act. U.S. regulators are increasingly taking the position that Money Service Businesses, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, banks may choose not to provide banking services to Money Services Businesses in certain regions due to the risk of additional regulatory scrutiny and the cost of building and maintaining additional compliance functions. In addition, certain foreign banks have been forced to terminate relationships with Money Services Businesses by U.S. correspondent banks. As a result, we and certain of our agents have been denied access to retail banking services in certain markets by banks that have sought to reduce their exposure to Money Services Businesses and not as a result of any concern related to the Company’s compliance programs. If we or our agents are unable to obtain sufficient banking relationships, we or they may not be able to offer our services in a particular region, which could adversely affect our business, financial condition and results of operations.

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
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents' or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business. Certain of our agent contracts, including our contract with Walmart, contain service level standards pertaining to the operation of our system, and give the agent a right to collect damages or engage other providers and, in extreme situations, a right of termination for system downtime exceeding agreed upon service levels. If we experience significant system interruptions or system failures, our business interruption insurance may not be adequate to compensate us for all losses or damages that we may incur.
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
In the normal course of our business, we maintain significant euro denominated cash balances. In 2015, the euro was our second largest currency position in the world following the U.S. dollar. The secession of a country from the euro, the demise of the use of the euro or a significant decline in the European economies could result in a sudden and substantial devaluation of the euro and other currencies against the U.S. dollar. Such a development could reduce the value of our euro-denominated deposits and adversely impact the profitability of our business in the Eurozone. In addition, our ability to generate fee revenue from our money transfer business could be impaired if the level of economic activity in the Eurozone were to decrease. A significant decline in European economies could also lead to financial market impairment and restricted bank liquidity. Our ability to fund our operations could be impaired if our access to our euro deposits were restricted, or if damage to the banking system were to result from a currency or an economic crisis.
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

Moreover, we have made, and may make in the future, secured or unsecured loans to retail agents under limited circumstances or allow agents to retain our funds for a period of time before remitting them to us. As of December 31, 2015, we had credit exposure to our agents of $652.1 million in the aggregate spread across 15,888 agents.
Our official check outsourcing business is conducted through banks and credit unions. Their customers issue official checks and money orders and remit to us the face amounts of those instruments the day after they are issued. We may be liable for payment on all of those instruments. As of December 31, 2015, we had credit exposure to our official check financial institution customers of $265.0 million in the aggregate spread across 904 financial institutions.
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
We rely on a combination of patent, trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our products and services. We also investigate the intellectual property rights of third parties to prevent our infringement of those rights. We may be subject to third-party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business, prospects, financial condition and results of operation.
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

Any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business operations.
We have undertaken and expect to continue to undertake various restructuring activities and cost reduction initiatives in an effort to better align our organizational structure and costs with our strategy. These initiatives can be substantial in scope and disruptive to our operations, and they can involve large expenditures. In fiscal years 2015 and 2014, we incurred restructuring charges of $5.0 million and $16.3 million, respectively. Such activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of our strategic objectives and the results of our operations. If we do not fully realize or maintain the anticipated benefits of any restructuring plan or cost reduction initiative, our business could be adversely affected.
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
As of December 31, 2015, THL held 44.6 percent of our outstanding common shares and 38.2 percent of our outstanding shares on a fully-converted basis (if all of the outstanding shares of D Stock were converted to common shares), excluding treasury shares held by the Company. Together, the Investors’ ownership percentage on a fully-converted basis is 52.6 percent as of December 31, 2015. Additionally our Amended and Restated Certificate of Incorporation provides that as long as the Investors have a right to designate directors to our Board of Directors pursuant to the Amended and Restated Purchase Agreement, dated as of March 17, 2008, among the Company and the several Investor parties named therein, THL has the right to designate two to four directors (such directors, the "THL Representatives"), who each have equal votes and who together have a total number of votes equal to the number of directors as is proportionate to the common stock ownership (on an as-converted basis) of the Investors (rounded to the nearest whole number), unlike the other members of our Board of Directors who have only one vote each. THL has appointed three of the nine members of our Board of Directors, each THL Representative currently has multiple votes, and the THL Representatives together currently hold a majority of the votes of our Board of Directors.
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
We have a significant number of salable common shares and D Stock held by the Investors relative to our outstanding common shares.
As of December 31, 2015, there were 53.2 million outstanding common shares, excluding treasury shares (or 62.1 million common shares if the outstanding D Stock were converted into common shares). In accordance with the terms of the Registration Rights Agreement, dated March 25, 2008, among the Company and the Investor parties named therein, we have an effective Registration Statement on Form S-3, or the Registration Statement, that permits the offer and sale by the Investors of all of the common shares and D Stock currently held by the Investors. As of December 31, 2015, THL held 23.7 million shares of our common stock and Goldman Sachs held 71,282 shares of D Stock, which are convertible into 8.9 million shares of our common stock. The Registration Statement also permits us to offer and sell, from time to time, up to $500 million of our common stock, preferred stock, debt securities or any combination of these securities. Sales of a substantial number of common shares, or the perception that significant sales could occur (particularly if sales are concentrated in time or amount), may depress the trading price of our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our leased corporate offices are located in Dallas, TX. We have a number of offices leased in more than 30 countries and territories around the world including, but not limited to: U.S., United Kingdom, Poland and United Arab Emirates. These offices provide operational, sales and marketing support. We believe that our properties are sufficient to meet our current and projected needs. We periodically review our facility requirements and may acquire new facilities, or modify, consolidate, dispose of or sublet existing facilities, based on business needs.

Item 3. LEGAL PROCEEDINGS

The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, THL, Goldman Sachs and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. On May 19, 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On June 18, 2015, the plaintiff filed a motion to remand the case back to Delaware State Court. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation. Under the settlement agreement, the Company will make a payment of $13.0 million to the participating states to be used by the states to provide restitution to consumers. The Company also agreed to implement certain enhancements to its compliance program and provide periodic reports to the states party to the settlement agreement. As of December 31, 2015, the Company has accrued $13.0 million in connection with the investigation.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013, and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position and filed a notice of appeal with the U.S. Tax Court on July 27, 2015. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “MGI.” As of March 1, 2016, there were 8,643 stockholders of record of our common stock.
The high and low sales prices for our common stock for the periods presented were as follows for the respective periods:

	2015		2014
Fiscal Quarter	High	Low	High	Low
First	$9.58	$7.55	$20.35	$17.02
Second	$11.00	$7.74	$18.60	$12.61
Third	$10.66	$7.75	$14.94	$12.54
Fourth	$10.92	$6.21	$12.93	$8.15
The Board of Directors has authorized the repurchase of a total of 12,000,000 common shares, as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. The Company may consider repurchasing shares which would be subject to limitations in our debt agreements. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock is not considered repurchased shares under the terms of the repurchase authorization. As of December 31, 2015, the Company had repurchased 8,277,073 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 3,722,927 shares. During the three months ended December 31, 2015, the Company did not repurchase any common shares.
On April 2, 2014, the Company repurchased 8,185,092 common shares from THL at a price of $16.25 per share. These repurchases are separate from, and do not affect, the Company's repurchase program described above.
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock and repurchases of our capital stock. Subject to certain customary conditions, we may (i) make restricted payments in an aggregate amount not to exceed $50.0 million (without regard to a pro forma leverage ratio calculation), (ii) make restricted payments up to a formulaic amount determined based on incremental build-up of our consolidated net income in future periods (subject to compliance with maximum pro forma leverage ratio calculation) and (iii) repurchase capital stock from THL and Goldman Sachs in a remaining aggregate amount up to $170.0 million. As a result, our ability to declare or pay dividends or distributions to the stockholders of the Company’s common stock is materially limited at this time. No dividends were paid on our common stock in 2015 or 2014. See Note 11 — Stockholders’ Deficit of the Notes to the Consolidated Financial Statements for additional disclosure.
STOCKHOLDER RETURN PERFORMANCE
The Company's peer group consists of companies that are in the money remittance and payment industries, along with companies that effectively capture our competitive landscape given the products and services that we provide. Our peer group is comprised of the following companies: Euronet Worldwide Inc., Fiserv, Inc., Global Payments Inc., Green Dot Corporation, Heartland Payment Systems, Inc., Higher One Holdings, Inc., MasterCard, Inc., Total System Services, Inc., Visa, Inc. and The Western Union Company. In 2015, Xoom Corporation was removed from the Company’s peer group due its acquisition by PayPal Holdings, Inc.
The following graph compares the cumulative total return from December 31, 2010 to December 31, 2015 for our common stock, our peer group index of payment services companies and the S&P 500 Index. The graph assumes the investment of $100 in each of our common stock, our peer group and the S&P 500 Index on December 31, 2010, and the reinvestment of all dividends as and when distributed. The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG MONEYGRAM INTERNATIONAL, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends.

The following table is a summary of the cumulative total return for the fiscal years ending December 31:

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MoneyGram International, Inc.	100.00	81.87	61.30	95.85	41.93	28.92
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	136.28	179.87	280.16	313.43	373.60

Item 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto. The following table presents our selected consolidated financial data for the years ended December 31:

(Amounts in millions, except per share and location data)	2015	2014	2013	2012	2011
Operating Results
Revenue
Global Funds Transfer segment	$1,361.4	$1,374.6	$1,389.8	$1,255.2	$1,152.7
Financial Paper Products segment	73.3	80.3	84.0	84.5	93.3
Other	—	—	0.6	1.5	1.8
Total revenue	$1,434.7	$1,454.9	$1,474.4	$1,341.2	$1,247.8

Net (loss) income	$(76.9)	$72.1	$52.4	$(49.3)	$59.4

Net (loss) income per common share:
Basic	$(1.24)	$1.10	$0.73	$(0.69)	$(9.03)
Diluted	$(1.24)	$1.10	$0.73	$(0.69)	$(9.03)
Financial Position
Cash and cash equivalents	$164.5	$250.6	$318.8	$227.9	$211.7
Total assets (1)	$4,505.2	$4,628.3	$4,775.8	$5,128.4	$5,149.0
Long-term debt (1)	$942.6	$949.6	$831.8	$787.7	$784.3
Stockholders’ deficit	$(222.8)	$(182.7)	$(77.0)	$(161.4)	$(110.2)

(1)
As of December 31, 2015, the Company early adopted Accounting Standards Update ("ASU") 2015-03. The amounts in prior periods have been adjusted to reflect the reclassification of the debt issuance costs previously reported in Other assets as a direct deduction from the carrying amount of the Company's related debt liability. Also, in accordance with ASU 2015-15, the Company records debt issuance costs for its Revolving Credit Facility in "Other assets" on the Consolidated Balance Sheets. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for more information.

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer Digital/Self-Service solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. Additionally, we have Company-operated retail locations in the U.S. and Western Europe.
We manage our revenue and related commissions expense through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in over 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 88 percent of total revenue for the year ended December 31, 2015. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital/Self-Service solutions. The Financial Paper Products segment provides money order services to consumers through our retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Excluded from operating income for Global Funds Transfer and Financial Paper Products segments are corporate expenses, which are not related to our segments' performance.
See a summary of key 2015 events as disclosed in Part 1, Item 1, "2015 Events" of this Annual Report on Form 10-K.
Business Environment
Our 2015 financial results were impacted by lower U.S. to U.S. pricing, a competitive product in the U.S. to U.S. corridor and the strengthening of the U.S. dollar, partially offset by the Company's transaction and money transfer revenue growth in the Non-U.S. and U.S. Outbound corridors along with the continued growth of the Digital/Self-Service channel.
The strengthening of the U.S. dollar against foreign currencies ordinarily has a negative impact on our reported revenue (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, allowing much of the currency impact to be offset.
Throughout 2015, worldwide economic conditions continued to remain unstable, as evidenced by high unemployment rates in key markets, government assistance to citizens and businesses on a global basis, lower oil prices, currency controls, restricted lending activity, weak currencies, lower currency reserves and low consumer confidence, among other factors. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average principal of money transfers continued to fluctuate by corridor and country in 2015, particularly in Europe. Also, there is continued political unrest in parts of the Middle East and Africa that contributed to the volatility.
As of December 31, 2015, our money transfer agent base expanded 3 percent over the prior year, primarily due to expansion in the Africa, Asia Pacific and Latin America regions. We continue to review markets where we may have an opportunity to increase our presence through agent signings and acquisitions, specifically in countries or cities where we are underrepresented.

The market for money transfer services remains very competitive, consisting of a small number of large competitors and a large number of small, niche competitors, and we will continue to encounter competition from new technologies that allow consumers to send and receive money in a variety of ways. We generally compete for money transfer consumers on the basis of trust, convenience, availability of outlets, price, technology and brand recognition.
We are monitoring consumer behavior to ensure that we maintain growth. Pricing actions from our competitors may result in pricing changes for our products and services. On April 17, 2014, Walmart announced the launch of the Walmart white label money transfer service, a program operated by a competitor of MoneyGram, which allows consumers to transfer money between its U.S. store locations. This program limits consumers to transferring $900 per transaction. As a result, the Company's Walmart U.S. to U.S. transactions declined 40 percent and 37 percent for the years ended December 31, 2015 and 2014, respectively. In addition, on October 31, 2014, we introduced lower prices for our money transfer product in the U.S. to U.S. market and, as a result, have seen improvements including a reduction in the decline of transactions over $50 and an increase in average face value per transaction for the year ended December 31, 2015.
We continue to see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received three annual reports from the compliance monitor, which have resulted in us continuing to make investments in various areas of our compliance systems and operations. We incurred $11.5 million and $6.5 million of expense directly related to the compliance monitor for the years ended December 31, 2015 and 2014, respectively.
Anticipated Trends for 2016
This discussion of trends expected to impact our business in 2016 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions during 2016 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
Throughout 2015, global economic conditions remained weak. We cannot predict the duration or extent of the severity of the current economic conditions, nor the extent to which these conditions could negatively affect our business, operating results or financial condition. Also, the decrease in the price of oil could adversely affect economic conditions and lead to reduced job opportunities in certain regions that constitute a significant portion of our total money transfer volume, which could result in a decrease in our transaction volume. While the money remittance industry has generally been resilient during times of economic softness, the current global economic conditions have continued to adversely impact the demand for money remittances.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share growth. We continue to monitor the U.S. to U.S. corridor for pricing actions from our competitors which may also result in pricing changes for our products and services. As a result of our agent expansion and retention efforts, commissions expense may increase.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. We also expect the underlying balances to remain stable or move commensurate with the transaction volume.
In February 2014, we announced the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on Digital/Self-Service revenue. Reorganization and restructuring activities related to the 2014 Global Transformation Program are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company expects to complete these activities in early 2016. As a result of the reorganization and restructuring program, we estimate $25 million of annual pre-tax cost savings will be generated exiting fiscal year 2015.
We anticipate making investments of approximately $25.0 million related to the compliance enhancement program in 2016, compared to $48.9 million and $49.0 million in 2015 and 2014, respectively.
We believe that our investment in innovative products and services, particularly Digital/Self-Service solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. Digital/Self-Service solutions represented 12 percent of money transfer revenue for 2015 and we are anticipating it to reach 15 percent to 20 percent by the end of 2017. For the years ended December 31, 2015, 2014 and 2013, the Digital/Self-Service channel generated revenue of $150.1 million, $97.0 million and $71.6 million, respectively.

Financial Measures and Key Metrics
This Annual Report on Form 10-K includes financial information prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.
GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain payment service assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for additional disclosure.
Non-GAAP Measures — Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position, or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. We strongly encourage investors and stockholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. While we believe that these metrics enhance investors' understanding of our business, these metrics are not necessarily comparable with similarly named metrics of other companies. The following are non-GAAP financial measures we use to assess our overall performance:
EBITDA (Earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization)
Adjusted EBITDA (EBITDA adjusted for certain significant items) — Adjusted EBITDA does not reflect cash requirements necessary to service interest or principal payments on our indebtedness or tax payments that may result in a reduction in cash available.
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
Corridor mix — The relative impact of increases or decreases in money transfer transaction volume in each corridor versus the comparative prior period.
Face value — The principal amount of each completed transaction, excluding any fees related to the transaction.
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations for the years ended December 31:

(Amounts in millions, except percentages)	2015	2014	2013	2015 vs 2014	2014 vs 2013	2015 vs 2014	2014 vs 2013
Revenue
Fee and other revenue	$1,422.6	$1,438.4	$1,456.8	$(15.8)	$(18.4)	(1)%	(1)%
Investment revenue	12.1	16.5	17.6	(4.4)	(1.1)	(27)%	(6)%
Total revenue	1,434.7	1,454.9	1,474.4	(20.2)	(19.5)	(1)%	(1)%
Expenses
Fee and other commissions expense	655.4	666.0	677.8	(10.6)	(11.8)	(2)%	(2)%
Investment commissions expense	0.8	0.4	0.4	0.4	—	100%	—%
Total commissions expense	656.2	666.4	678.2	(10.2)	(11.8)	(2)%	(2)%
Compensation and benefits	309.1	275.0	264.9	34.1	10.1	12%	4%
Transaction and operations support	324.8	332.2	253.7	(7.4)	78.5	(2)%	31%
Occupancy, equipment and supplies	62.3	54.4	49.0	7.9	5.4	15%	11%
Depreciation and amortization	66.1	55.5	50.7	10.6	4.8	19%	10%
Total operating expenses	1,418.5	1,383.5	1,296.5	35.0	87.0	3%	7%
Operating income	16.2	71.4	177.9	(55.2)	(106.5)	(77)%	(60)%
Other expenses (income)
Net securities gains	—	(45.4)	—	45.4	(45.4)	NM	(100)%
Interest expense	45.3	44.2	47.3	1.1	(3.1)	2%	(7)%
Debt extinguishment costs	—	—	45.3	—	(45.3)	NM	(100)%
Total other expenses (income), net	45.3	(1.2)	92.6	46.5	(93.8)	NM	(101)%
(Loss) income before income taxes	(29.1)	72.6	85.3	(101.7)	(12.7)	NM	(15)%
Income tax expense	47.8	0.5	32.9	47.3	(32.4)	NM	(98)%
Net (loss) income	$(76.9)	$72.1	$52.4	$(149.0)	$19.7	NM	38%
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
The following discussion provides a summary of fee and other revenue for the Global Funds Transfer segment for the years ended December 31. Investment revenue is not included in the analysis below. For further detail, see "Investment Revenue Analysis" below.

(Amounts in millions, except percentages)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Money transfer fee and other revenue	$1,262.5	$1,274.3	$1,287.5	(1)%	(1)%
Bill payment fee and other revenue	98.7	100.1	102.0	(1)%	(2)%
Global Funds Transfer fee and other revenue	$1,361.2	$1,374.4	$1,389.5	(1)%	(1)%
Fee and other commissions expense	$655.1	$665.4	$676.9	(2)%	(2)%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from the respective prior year for the years ended December 31:

(Amounts in millions)	2015	2014
For the period ended December 31	$1,274.3	$1,287.5
Change resulting from:
Money transfer volume	83.2	29.5
Impact from changes in exchange rates	(63.0)	(0.7)
Average face value per transaction and pricing	(55.8)	(39.5)
Corridor mix	22.8	(2.5)
Other	1.0	—
For the period ended December 31	$1,262.5	$1,274.3
In 2015, the decline in money transfer fee and other revenue was primarily driven by the strengthening of the U.S. dollar compared to the prior year, lower average face value per transaction and pricing actions introduced in October 2014, partially offset by transaction growth of 7 percent and corridor mix. The transaction growth was driven by the continued growth in the U.S. Outbound and Non-U.S. money transfer transactions, offset by the decline in our U.S. to U.S. money transfer transactions as detailed further below.
In 2014, the decline in money transfer fee and other revenue was primarily driven by the decline in our U.S. to U.S. business, lower average face value per transaction, pricing actions introduced in October 2014 and corridor mix, partially offset by transaction growth of 2 percent. The low transaction growth was driven by the decline in our U.S. to U.S. business primarily due the introduction of the Walmart white label money transfer service, which was offset by our continued growth in the U.S. Outbound and Non-U.S money transfer transactions as detailed further below.
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction) for the years ended December 31:

	2015	2014	2013
U.S. to U.S.	17%	23%	30%
U.S. Outbound	43%	40%	36%
Non-U.S.	40%	37%	34%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction) for the years ended December 31:

	2015 vs 2014	2014 vs 2013
Total transactions	7%	2%
U.S. to U.S.	(18)%	(22)%
U.S. Outbound	12%	15%
Non-U.S.	16%	10%
In 2015, the Non-U.S. corridors generated 16 percent transaction growth and accounted for 40 percent of our total money transfer transactions. The growth was primarily driven by the Middle East, Western Europe and Latin America regions. U.S. Outbound corridors generated 12 percent transaction growth while accounting for 43 percent of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Latin America and to Africa. The U.S. to U.S. corridor declined 18 percent and accounted for 17 percent of our total money transfer transactions. The decline was primarily driven by a 40 percent decline in Walmart U.S. to U.S. transactions, partially offset by 8 percent growth in U.S. to U.S. transactions excluding Walmart.

In 2014, the U.S. Outbound corridors generated 15 percent transaction growth and accounted for 40 percent of total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Latin America, which had transaction growth of 16 percent for 2014, as well as sends to Africa and Asia Pacific. Non-U.S. transactions accounted for 37 percent of total money transfer transactions and generated 10 percent transaction growth. The growth was primarily driven by the Middle East, Asia Pacific and Latin America. The U.S. to U.S. corridor declined 22 percent and accounted for 23 percent of total money transfer transactions. The decline was primarily driven by a 37 percent decline in Walmart U.S. to U.S. transactions, partially offset by 10 percent growth in U.S. to U.S. transactions excluding Walmart.
Bill Payment Fee and Other Revenue
In 2015 and 2014, bill payment fee and other revenue decreased $1.4 million or 1 percent and $1.9 million or 2 percent, respectively, as a result of lower average fees resulting from shifts in industry mix, partially offset by transaction growth of 1 percent in 2015 and 2014. The impact of changes in industry mix reflects our continued growth in new emerging verticals that generate a lower fee per transaction than our traditional verticals.
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
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from the respective prior year for the years ended December 31:

(Amounts in millions)	2015	2014
For the period ended December 31:	$665.4	$676.9
Change resulting from:
Impact from changes in exchange rates	(29.4)	(2.2)
Money transfer revenue	22.9	(5.8)
Money transfer corridor and agent mix	(12.6)	(14.2)
Signing bonuses	10.8	10.7
Bill payment revenue and commission rates	(2.0)	—
For the period ended December 31:	$655.1	$665.4
In 2015, the Global Funds Transfer commissions expense decreased $10.3 million or 2 percent. The decrease in commissions expense was primarily driven by the strengthening of the U.S. dollar and changes in the money transfer corridor and agent mix. The decline in commissions expense was partially offset by increased money transfer revenue, as a result of an increase in money transfer volume offset by a decline in average face value per transaction and pricing previously discussed above, as well as signing bonus amortization from our agent expansion and retention efforts. Commissions expense as a percentage of fee and other revenue slightly declined to 48.1 percent in 2015 from 48.4 percent in 2014 due to a change in agent mix.
In 2014, the Global Funds Transfer commissions expense decreased $11.5 million or 2 percent. The decrease in commissions expense was primarily driven by changes in the corridor and agent mix and the movement in foreign currency exchange rates, partially offset by increased signing bonus amortization from our agent expansion and retention efforts. Commissions expense as a percentage of fee and other revenue remained relatively stable at 48.4 percent and 48.7 percent, in 2014 and 2013, respectively.
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

The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the years ended December 31. Investment revenue and investment commissions expense are not included in the analysis below. For further detail, see "Investment Revenue Analysis" below.

(Amounts in millions, except percentages)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Money order fee and other revenue	$47.6	$49.3	$51.1	(3)%	(4)%
Official check fee and other revenue	13.8	14.7	16.2	(6)%	(9)%
Financial Paper Product fee and other revenue	$61.4	$64.0	$67.3	(4)%	(5)%
Fee and other commissions expense	$0.3	$0.6	$0.9	(50)%	(33)%
Money order fee and other revenue decreased in 2015 and 2014 due to transaction declines of 5 percent and 6 percent, respectively, attributed primarily to the migration by consumers to other payment methods. Similarly, official check fee and other revenue decreased 6 percent and 9 percent in 2015 and 2014, respectively. Fee and other commissions expense decreased by 50 percent and 33 percent in 2015 and 2014, respectively, due primarily to volume declines and change in agent mix.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense for the years ended December 31:

(Amounts in millions, except percentages)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Investment revenue	$12.1	$16.5	$17.6	(27)%	(6)%
Investment commissions expense (1)	0.8	0.4	0.4	100%	—%

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
Investment revenue in 2015 decreased $4.4 million, or 27 percent, when compared to 2014 primarily due to the one-time returns on legacy investments in 2014.
Investment revenue in 2014 decreased $1.1 million, or 6 percent, when compared to 2013 due to lower average outstanding investment balances as well as lower interest rates.
Operating Expenses
The following table is a summary of the operating expenses, excluding commissions expense, for the years ended December 31:

	2015		2014		2013
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$309.1	21%	$275.0	19%	$264.9	18%
Transaction and operations support	324.8	23%	332.2	23%	253.7	17%
Occupancy, equipment and supplies	62.3	4%	54.4	3%	49.0	3%
Depreciation and amortization	66.1	5%	55.5	4%	50.7	4%
Total operating expenses	$762.3	53%	$717.1	49%	$618.3	42%
In 2015, total operating expenses as a percentage of total revenue was 53 percent, compared to 49 percent in 2014. The increase was primarily due to increased expenses incurred as a result of the 2015 performance bonus plan and pension settlement charges related to the voluntary pension buyout included in "Compensation and benefits" as well as the decline in total revenue. In 2014, total operating expenses as a percentage of total revenue was 49 percent, which was an increase from 42 percent in 2013, primarily due to the 2014 Global Transformation Program.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from the respective prior year for the years ended December 31:

(Amounts in millions)	2015	2014
For the period ended December 31	$275.0	$264.9
Change resulting from:
Salaries, related payroll taxes and incentive compensation	35.9	(9.0)
Impact from changes in exchange rates	(18.8)	(0.1)
Employee stock-based compensation	14.2	(5.8)
Pension settlement charges	14.0	—
Reorganization and restructuring	(9.1)	18.5
Compliance enhancement program	(1.5)	2.8
Other employee benefits	(0.6)	3.7
For the period ended December 31	$309.1	$275.0
In 2015, compensation and benefits expense increased partially due to an increase in salaries, related payroll taxes and incentive compensation mainly due to an increase in expenses related to performance bonus plan in 2015 compared to 2014. The increase is also attributed to an increase in employee stock-based compensation due to the reversal of performance-based restricted stock units in 2014 and settlement charges from the voluntary pension buyout. These increases were partially offset by the impact of the strengthening U.S. dollar and the wind down of the 2014 Global Transformation Program reorganization and restructuring activities.
In 2014, compensation and benefits expense increased primarily due to the 2014 Global Transformation Program, including increased costs relating to our reorganization and restructuring activities and our compliance enhancement program. The increase in costs related to the 2014 Global Transformation Program was $22.6 million, partially offset by expenses of $1.3 million related to the 2010 Global Transformation Initiative that concluded in 2013. The costs related to the 2014 Global Transformation Program primarily consisted of severance costs related to reorganization and restructuring activities and increased headcount for the compliance enhancement program. Salaries and related payroll taxes increased due to increased headcount, ordinary salary increases and changing employee base as we invested in our sales, market development and compliance functions. The increase in compensation and benefits expense was slightly offset by decreased stock-based compensation and performance incentives.
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

The following table is a summary of the change in transaction and operations support from the respective prior year for the years ended December 31:

(Amounts in millions)	2015	2014
For the period ended December 31	$332.2	$253.7
Change resulting from:
Outsourcing, independent contractor and consultant costs	19.9	19.3
Realized foreign exchange gains	(12.1)	(0.9)
Impact from changes in exchange rates	(11.7)	—
Legal expenses	(9.9)	13.4
Non-income taxes	(8.5)	5.0
Provision for loss	6.6	6.6
Other	5.2	(1.8)
Direct monitor costs	5.0	0.4
Reorganization and restructuring	(2.1)	9.3
Marketing costs	0.4	7.3
Compliance enhancement program	(0.2)	19.9
For the period ended December 31	$324.8	$332.2
In 2015, transaction and operations support expense decreased primarily due to realized foreign exchange gains, the impact of the strengthening U.S. dollar, a decrease in legal expenses due to the State Civil Investigative Demands matter which was substantially accrued for in 2014 and the wind down of the 2014 Global Transformation Program reorganization and restructuring activities. These decreases were partially offset by an increase in outsourcing, independent contractor and consulting costs as a result of continued investment in our compliance systems and operations as well as increased call volume due to initiatives under the compliance enhancement program and an increase in our provision for loss due to our new instant ACH product. Additionally, direct monitor costs increased due to remediation efforts related to the DPA.
In 2014, transaction and operations support expense increased primarily as a result of the expenses associated with the 2014 Global Transformation Program, which includes costs related to our reorganization and restructuring activities and our compliance enhancement program. The increase in costs for the 2014 Global Transformation Program was $32.6 million, partially offset by a decrease in expenses of $3.4 million associated with the 2010 Global Transformation Initiative which concluded in 2013. Expenses related to the compliance enhancement program increased $19.9 million as we continue to implement compliance enhancement tools and processes. Additionally, we incurred increased expenses for outsourcing due to the shift from internal employees to outsourced vendors as part of the 2014 Global Transformation Program. Capital transaction costs are related to the underwritten secondary public offering and share repurchase which were completed on April 2, 2014. We incurred increased marketing costs due to the launch of our new low U.S. to U.S. pricing. Legal expenses increased primarily due to the $11.0 million accrual associated with the State Civil Investigative Demands matter. Increased expenditures related to telecommunication costs are a result of continued network, product and infrastructure growth. The increase in the provision for loss consists of amounts related to the closure of two agents during 2014.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
In 2015, occupancy, equipment and supplies increased $7.9 million, or 15 percent, when compared to 2014, primarily due to maintenance charges on new licenses and other software projects, including those relating to the compliance enhancement program. These increases were partially offset by the impact of the strengthening U.S. dollar.
In 2014, occupancy, equipment and supplies increased $5.4 million, or 11 percent, when compared to 2013, as a result of increased rent and building operation costs, equipment maintenance and compliance enhancement costs associated with the 2014 Global Transformation Program.

Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
In 2015, depreciation and amortization increased $10.6 million, or 19 percent, when compared to 2014, primarily driven by higher depreciation expense due to computer hardware and software asset additions related to the compliance enhancement program.
In 2014, depreciation and amortization increased $4.8 million, or 10 percent, when compared to 2013, primarily driven by higher amortization expense for acquired assets and depreciation expense for computer hardware.
Other Expenses (Income), Net
The following table is a summary of the components of other expenses (income), net for the years ended December 31:

(Amounts in millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Interest expense	$45.3	$44.2	$47.3	$1.1	$(3.1)
Net securities gains	—	(45.4)	—	45.4	(45.4)
Debt extinguishment costs	—	—	45.3	—	(45.3)
Total other expenses (income), net	$45.3	$(1.2)	$92.6	$46.5	$(93.8)
Interest Expense — Interest expense in 2015 increased $1.1 million or 2 percent from 2014 as a result of higher average debt balances incurred in connection with the Incremental Agreement, dated April 2, 2014. Interest expense decreased $3.1 million from $47.3 million in 2013 to $44.2 million in 2014 as a result of lower interest rates from the 2013 Credit Agreement and the Company's purchase of all $325.0 million of its outstanding second lien notes in 2013 (the "Note Repurchase"), partially offset by higher average debt balances incurred in connection with the Incremental Agreement. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional information.
Net Securities Gains — During 2015 and 2013, we did not realize any net securities gains or losses. In 2014, we realized $45.4 million of net securities gains for settlements related to certain securities previously written down to a nominal fair value. See Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Debt Extinguishment Costs — During 2015 and 2014, we did not incur any debt extinguishment costs. In connection with the termination of the Credit Agreement, dated May 18, 2011, and the Note Repurchase, we recognized debt extinguishment costs of $45.3 million in the first quarter of 2013. See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure.
Income Taxes
The following table represents our provision for income taxes and effective tax rate for the years ended December 31:

(Amounts in millions, except percentages)	2015	2014	2013
Provision for income taxes	$47.8	$0.5	$32.9
Effective tax rate	(164.3)%	0.6%	38.6%
Our provision for income taxes increased from 2014 to 2015, primarily as a result of the court decision related to an IRS matter. As a result of the operating loss in 2015, the effective tax rate was (164.3) percent. See Note 13 — Income Taxes and Note 14 — Commitments and Contingencies of the Notes to the Consolidated Financial Statements for additional disclosure.
Our provision for income taxes and effective tax rate decreased from 2013 to 2014, primarily resulting from the re-measurement of uncertain tax positions initially recorded in 2012, as well as a release of the valuation allowance on capital loss carryovers from net securities gains, which were partially offset by the reversal of deferred tax benefits on canceled stock options.
Our provision for income taxes is volatile and could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and regulations, ultimate settlements of the IRS matter referred to above and examinations by tax authorities. Historically, the Company has not asserted permanent reinvestment with respect to its foreign undistributed earnings. To the extent such assertion changes in the future, our provision for income taxes and effective tax rate may also change.
We are regularly examined by tax authorities both domestically and internationally. We assess the likelihood of adverse outcomes and believe that adequate amounts have been reserved for adjustments that may result from these examinations. Given the inherent uncertainties in these examinations, the ultimate amount and timing of adjustments cannot be assured.

Operating Income and Operating Margin

The Company's management utilizes operating income and operating margin when assessing both consolidated and segment operating performance and allocation of resources. Excluded from the segments' operating income are certain pension and benefit obligation expenses, director deferred compensation plan expenses, executive severance and related costs and certain legal and corporate costs not related to the performance of our segments.
The following table provides a summary overview of operating income and operating margin for the years ended December 31:

(Amounts in millions, except percentages)	2015	2014	2013
Operating income:
Global Funds Transfer	$31.7	$75.4	$162.6
Financial Paper Products	17.9	28.1	30.9
Total segment operating income	49.6	103.5	193.5
Other	(33.4)	(32.1)	(15.6)
Total operating income	$16.2	$71.4	$177.9

Total operating margin	1.1%	4.9%	12.1%
Global Funds Transfer	2.3%	5.5%	11.7%
Financial Paper Products	24.4%	35.0%	36.8%

Total Revenue	$1,434.7	$1,454.9	$1,474.4
Global Funds Transfer	$1,361.4	$1,374.6	$1,389.8
Financial Paper Products	$73.3	$80.3	$84.0
2015 Compared to 2014
During 2015, the change in "Other" operating income was nominal. “Other” expenses included $5.2 million of legal expenses, Pension and Postretirement Benefits net periodic benefit expense of $25.7 million and other net corporate costs of $2.5 million for the year ended December 31, 2015.
In 2015, the Company experienced a decline in both total operating income and total operating margin, primarily as a result of a $20.2 million decrease in total revenue driven by the decrease in money transfer fee and other revenue and the increase in compensation and benefits expense related to the $14.0 million pension settlement charges and increase in incentive compensation.
2014 Compared to 2013
“Other” expenses in 2014 included $16.4 million of legal expenses related to the State Civil Investigative Demands accrual, expenses in connection with the IRS tax litigation and other matters, as well as Pension and Postretirement Benefits net periodic benefit expense of $10.2 million and other net corporate costs of $5.5 million. “Other” expenses in 2013 included $2.5 million of legal expenses in connection with the settlement related to the MDPA/U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million not allocated to the segments.
In 2014, the Company experienced a decline in both total operating income and total operating margin when compared to 2013, as total operating income decreased to $71.4 million from $177.9 million in 2013, primarily as a result of a $19.5 million decrease in total revenue and increased expenses related to the 2014 Global Transformation Program. The increase in 2014 Global Transformation Program expenses was primarily driven by a $23.9 million increase in compliance enhancement program costs and a $27.3 million increase in reorganization and restructuring costs.

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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures for the years ended December 31:

(Amounts in millions)	2015	2014	2013
(Loss) income before income taxes	$(29.1)	$72.6	$85.3
Interest expense	45.3	44.2	47.3
Depreciation and amortization	66.1	55.5	50.7
Amortization of agent signing bonuses	60.4	53.8	42.8
EBITDA	142.7	226.1	226.1
Significant items impacting EBITDA:
Stock-based and contingent performance compensation (1)	26.9	6.9	14.1
Compliance enhancement program	26.5	26.7	2.8
Reorganization and restructuring costs	20.0	30.5	3.2
Pension settlement charge (2)	13.8	—	—
Direct monitor costs	11.5	6.5	—
Legal and contingent matters (3)	1.7	16.4	2.5
Net securities gains	—	(45.4)	—
Losses related to agent closures	—	7.4	—
Capital transaction costs (4)	—	2.1	—
Debt extinguishment (5)	—	—	45.3
Severance and related costs	—	—	1.5
Adjusted EBITDA	$243.1	$277.2	$295.5

Adjusted EBITDA growth, as reported	(12)%
Adjusted EBITDA growth, constant currency adjusted	(10)%

Adjusted EBITDA	$243.1	$277.2	$295.5
Cash payments for interest	(42.1)	(41.1)	(43.9)
Cash taxes, net	(64.4)	(6.4)	(8.0)
Payments related to IRS tax matter	61.0	—	—
Cash payments for capital expenditures	(109.9)	(85.8)	(48.8)
Cash payments for agent signing bonuses	(87.3)	(93.9)	(45.0)
Adjusted Free Cash Flow	$0.4	$50.0	$149.8
(1) Stock-based compensation, contingent performance awards payable after three years and certain incentive compensation.
(2) Non-cash charge resulting from the partial buyout of the defined benefit pension plan.
(3) Fees and expenses related to certain legal and contingent matters.
(4) Professional and legal fees incurred for the April 2, 2014 equity transactions.
(5) Debt extinguishment costs in connection with the 2013 Credit Agreement and Note Repurchase.
2015 Compared to 2014
The Company generated EBITDA of $142.7 million and $226.1 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $83.4 million was primarily due to the decrease in revenue mostly as a result of the strengthening of the U.S. dollar and an increase in compensation and benefits expense of $34.1 million as a result of an increase in stock-based and contingent performance compensation and a $13.8 million pension settlement charge, which are listed as EBITDA adjustments in the table above. In addition, we did not have net securities gains in 2015 as compared to $45.4 million in 2014.
In 2015, Adjusted EBITDA decreased $34.1 million, or 12 percent, primarily due to the same factors impacting EBITDA offset by changes in the EBITDA adjustments previously discussed.
For 2015, Adjusted Free Cash Flow decreased $49.6 million or 99 percent. The decrease was a result of decline in Adjusted EBITDA and increased capital expenditures, partially offset by decreased cash payments for agent signing bonuses.

2014 Compared to 2013
For 2014, the Company generated EBITDA of $226.1 million and Adjusted EBITDA of $277.2 million. When compared to 2013, EBITDA remained stable. The decline in revenue and the increase in the costs incurred for the 2014 Global Transformation Program were offset by a decrease in commissions expense and the $45.4 million of net securities gains in 2014.
In 2014, Adjusted EBITDA decreased $18.3 million, or 6 percent, as a result of a decline in average face value per transaction, pricing and an increase in expenses for marketing.
For 2014, Adjusted Free Cash Flow decreased $99.8 million, or 67 percent, to $50.0 million from $149.8 million in 2013. The decrease was a result of an increase of $48.9 million in cash paid for agent signing bonuses, an increase in cash paid for capital expenditures of $37.0 million primarily in connection with the 2014 Global Transformation Program, and overall fee and other revenue decline of 1 percent when compared to 2013.
See "Results of Operations" and "Analysis of Cash Flows" sections for additional information regarding these changes.
Acquisition and Disposal Activity
We did not complete any acquisitions in 2015.
LIQUIDITY AND CAPITAL RESOURCES
We have various resources available for purposes of managing liquidity and capital needs, including our investment portfolio, credit facilities and letters of credit. We refer to our cash and cash equivalents, settlement cash and cash equivalents, interest-bearing investments and available-for-sale investments collectively as our “investment portfolio.” The company utilizes cash and cash equivalents in various liquidity and capital assessments.
Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of cash and cash equivalents and our settlement assets as of December 31:

(Amounts in millions)	2015	2014
Cash and cash equivalents	$164.5	$250.6

Settlement assets:
Settlement cash and cash equivalents	1,560.7	1,657.3
Receivables, net	861.4	757.6
Interest-bearing investments	1,062.4	1,091.6
Available-for-sale investments	21.1	27.1
	3,505.6	3,533.6
Payment service obligations	$(3,505.6)	$(3,533.6)
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

Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service, ("Moody’s"), Standard & Poor's, ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of December 31, 2015, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.8 billion. Cash equivalents and interest-bearing investments consist of time deposits, certificates of deposit and money market funds that invest in U.S. government and government agency securities.
Available-for-sale Investments
Our investment portfolio includes $21.1 million of available-for-sale investments as of December 31, 2015. U.S. government agency residential mortgage-backed securities compose $9.5 million of our available-for-sale investments, while other asset-backed securities compose the remaining $11.6 million.
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
Special Purpose Entities
For certain financial institution customers, we established individual special purpose entities ("SPEs") upon the origination of our relationship. Along with operational processes and certain financial covenants, these SPEs provide the financial institutions with additional assurance of our ability to clear their official checks. For the years ending December 31, 2015 and 2014, these SPEs had settlement assets equal to payment service obligations of $2.1 million and $3.1 million, respectively. See Note 1 — Description of the Business and Basis of Presentation of the Notes to the Consolidated Financial Statements for additional disclosure.
Credit Facilities
On March 28, 2013, we entered into the 2013 Credit Agreement with BOA, as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provided for (i) a senior secured five-year Revolving Credit Facility up to an aggregate principal amount of $125.0 million and (ii) a senior secured seven-year term loan facility of $850.0 million (“Term Credit Facility”). The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes and which would reduce the amount available under the Revolving Credit Facility.
On April 2, 2014, we entered into the Incremental Agreement with BOA, as administrative agent, and various lenders, which provided for (i) a tranche under the Term Credit Facility in an aggregate principal amount of $130.0 million, (ii) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (iii) certain other amendments to the 2013 Credit Agreement.
The following table is a summary of our outstanding debt balances, net of unamortized debt discount and debt issuance costs at December 31:

	Interest Rate for 2015	Original Facility Size	Outstanding		2016 Interest (1)
(Amounts in millions, except percentages)			2015	2014
2013 Credit Agreement
Senior secured credit facility, net	4.25%	$980.0	$942.6	$949.6	$41.1
(1) Reflects interest expected to be paid in 2016 using the rates in effect on December 31, 2015, assuming no prepayments of principal.
As of December 31, 2015, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At December 31, 2015, the Company was in compliance with its financial covenants.

See Note 9 — Debt of the Notes to the Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Equity Registration Rights Agreement
The Company and the Investors entered into a Registration Rights Agreement (the "Equity Registration Rights Agreement") on March 25, 2008, with respect to the Series B Stock, D Stock, and the common stock owned by the Investors and their affiliates, also referred to collectively as the Registrable Securities. Under the terms of the Equity Registration Rights Agreement, we are required to file with the SEC a shelf registration statement relating to the offer and sale of the Registrable Securities and keep such shelf registration statement continuously effective under the Securities Act until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. The SEC has declared effective a shelf registration statement on Form S-3 that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs.
Credit Ratings
As of December 31, 2015, our credit ratings from Moody’s and S&P were B1 and B+, respectively, both with a stable outlook. On April 13, 2015, S&P lowered our credit rating from BB- with a negative outlook to B+ with a stable outlook. Our credit facilities, regulatory capital requirements and other obligations were not impacted, and will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements and Contractual Obligations
Regulatory Capital Requirements
We have capital requirements relating to government regulations in the U.S. and other countries where we operate. Such regulations typically require us to maintain certain assets in a defined ratio to our payment service obligations. Through our wholly-owned subsidiary and licensed entity, MPSI, we are regulated in the U.S. by various state agencies that generally require us to maintain a pool of liquid assets and investments in an amount generally equal to the regulatory payment service obligation measure, as defined by each state, for our regulated payment instruments, namely teller checks, agent checks, money orders and money transfers. The regulatory requirements do not require us to specify individual assets held to meet our payment service obligations, nor are we required to deposit specific assets into a trust, escrow or other special account. Rather, we must maintain a pool of liquid assets. Provided we maintain a total pool of liquid assets sufficient to meet the regulatory and contractual requirements, we are able to withdraw, deposit or sell our individual liquid assets at will, without prior notice, penalty or limitations. We were in compliance with all state capital requirements as of December 31, 2015.
We are also subject to regulatory capital requirements in various countries outside of the U.S., which typically result in a requirement to either prefund agent settlements or hold minimum required levels of cash or guarantees within the applicable country. The amounts can fluctuate based on our level of activity and is likely to increase over time as our business expands internationally. Assets used to meet these regulatory requirements support our payment service obligations and are not available to satisfy other liquidity needs. As of December 31, 2015, we had $103.2 million of cash designated to meet regulatory capital requirements and such amounts are included in "Settlement assets" on the Consolidated Balance Sheet.
We were in compliance with all regulatory capital requirements as of December 31, 2015. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all regulatory capital requirements.

Contractual Obligations
The following table includes aggregated information about the Company’s contractual obligations that impact our liquidity and capital needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation as of December 31, 2015:

	Payments due by period
(Amounts in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, including interest payments	$1,125.3	$50.9	$100.3	$974.1	$—
Operating leases	59.1	12.5	19.8	16.8	10.0
Signing bonuses	72.4	33.2	33.3	5.9	—
Marketing	81.2	22.3	33.6	18.0	7.3
Total contractual cash obligations	$1,338.0	$118.9	$187.0	$1,014.8	$17.3
Our Consolidated Balance Sheet at December 31, 2015 includes $954.3 million of debt, netted with unamortized discounts of $0.6 million and unamortized debt issuance costs of $11.1 million. The above table reflects the principal and interest that will be paid through the maturity of the debt using the rates in effect on December 31, 2015, and assuming no prepayments of principal. Operating leases consist of various leases for buildings and equipment used in our business. Signing bonuses are payments to certain agents and financial institution customers as an incentive to enter into long-term contracts. Marketing represents contractual marketing obligations with certain agents, billers and corporate sponsorships. We have other commitments as described further below that are not included in this table as the timing and/or amount of payments are difficult to estimate.
We have a funded, noncontributory defined benefit pension plan ("Pension Plan") that is frozen to both future benefit accruals and new participants. It is our policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan. We made contributions of $8.0 million to the Pension Plan during 2015. Although the Company has no minimum required contribution for the Pension Plan in 2016, we expect to contribute $8.0 million to the Pension Plan in 2016.
The Company has certain unfunded defined benefit plans: supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants; and a postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. These plans require payments over extended periods of time. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $7.9 million in 2016.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a RAR in the first quarter of 2015 that included disallowing $100.0 million of deductions related to restitution payments the Company made to the United States government in connection with the DPA with the MDPA and the U.S. DOJ. The Company filed a protest letter contesting the adjustment and is now scheduled to discuss this matter with the IRS Appeals Division in early 2016. See Note 13 — Income Taxes of the Notes to the Consolidated Financial Statements for further discussion regarding this matter. If the Company’s positions in the 2011 through 2013 audit are ultimately rejected, the Company would be required to make additional cash payments based on benefits taken and taxable income earned.
As discussed in Note 13 — Income Taxes of the Notes to the Consolidated Financial Statements, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency for 2005-2007 and 2009, which resulted in the Company making payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company has appealed the U.S. Tax Court decision to the U.S. Court of Appeals for the Fifth Circuit. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.
In limited circumstances as an incentive to new or renewing agents, the Company may grant minimum commission guarantees for a specified period of time at a contractually specified amount. Under the guarantees, the Company will pay to the agent the difference between the contractually specified minimum commission and the actual commissions earned by the agent. As of December 31, 2015, the minimum commission guarantees had a maximum payment of $11.3 million over a weighted average remaining term of 1.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission times the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. As of December 31, 2015, the liability for minimum commission guarantees was $3.2 million. Minimum commission guarantees are not reflected in the table above.

Analysis of Cash Flows

(Amounts in millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net cash provided by operating activities	$33.6	$62.3	$156.1	$(28.7)	$(93.8)
Net cash used in investing activities	(109.5)	(96.4)	(63.5)	(13.1)	(32.9)
Net cash used in financing activities	(10.2)	(34.1)	(1.7)	23.9	(32.4)
Net change in cash and cash equivalents	$(86.1)	$(68.2)	$90.9	$(17.9)	$(159.1)
Cash Flows from Operating Activities
During 2015, cash provided by operating activities decreased by $28.7 million from $62.3 million in 2014 primarily due to the decrease in net income of $149.0 million and a decrease in accounts payable and other liabilities mainly due to net cash tax payments of $64.4 million in 2015. The decrease in cash provided by operating activities was primarily offset by the change in other assets due to the 2015 foreign currency settlements related to our forward contracts, the impact of the change in deferred taxes and the 2015 liquidation of the rabbi trusts associated with the deferred compensation plan.
Cash provided by operating activities decreased for the year ended December 31, 2014 due to an increase in signing bonus payments. Cash provided by operating activities increased for the year ended December 31, 2013 due to an increase in consolidated operating income.
Cash Flows from Investing Activities
Items impacting cash used in investing activities in 2015, 2014 and 2013 were primarily from capital expenditures of $109.9 million, $85.8 million and $48.8 million, respectively. Additionally, during 2014 and 2013 cash paid for acquisitions was $11.5 million and $15.4 million, respectively.
Cash Flows from Financing Activities
In 2015, items impacting net cash used in financing activities were $9.8 million principal payments on debt and $0.4 million of stock repurchases. In 2014, financing activities used $34.1 million of cash, primarily associated with stock repurchases. The proceeds from the debt issuance pursuant to the 2013 Credit Agreement were used to fund most of this stock repurchase. In 2013, financing activities used $1.7 million of cash primarily associated with the 2013 Credit Agreement.
Stockholders’ Deficit
Stockholders’ Deficit — The Company is authorized to repurchase up to 12,000,000 shares of our common stock. As of December 31, 2015, we had repurchased a total of 8,277,073 shares of our common stock under this authorization and have remaining authorization to purchase up to 3,722,927 shares.
Under the terms of our outstanding credit facilities, we are limited in our ability to pay dividends on our common stock. No dividends were paid on our common stock in 2015, and we do not anticipate declaring any dividends on our common stock during 2016.
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
We did not recognize a goodwill impairment loss for 2015, 2014 or 2013. The carrying value of goodwill assigned to the Global Funds Transfer reporting unit at December 31, 2015 was $442.2 million. The annual impairment test indicated a fair value for the Global Funds Transfer reporting unit that was substantially in excess of the reporting unit’s carrying value. In order to evaluate the sensitivity of the fair value calculations, we applied a hypothetical 10 percent decrease to the fair value of the Global Funds Transfer reporting unit. Had the estimated fair value been hypothetically lower by 10 percent as of December 31, 2015, the fair value of goodwill would still be substantially in excess of the reporting unit’s carrying value.
Fair Value of Investment Securities — The Company has available-for-sale investments that are recorded at their estimated fair value. Our available-for-sale investments consist of residential mortgage-backed securities and other asset-backed securities.
We estimate fair value for our investments at an “exit price,” or the exchange price that would be received for an asset in an orderly transaction between market participants. Observable price quotes for our exact securities are not available. For our government agency residential mortgage-backed securities, similar securities trade with sufficient regularity to allow observation of market inputs needed to estimate fair value. For our other asset-backed securities, the overall liquidity and trading within the relevant markets is not strong. Accordingly, observable market inputs are not as readily available and estimating fair value is more subjective. See Note 4 — Fair Value Measurement of the Notes to the Consolidated Financial Statements for additional disclosure.
Pension — Through the Company's Pension Plan and SERPs, collectively referred to as our “Pension," we provide defined benefit pension plan coverage to certain of our employees and certain employees of Viad Corporation, our former parent. Our pension obligations under these plans are measured as of December 31, the measurement date. Pension benefit obligations and the related expense are based upon actuarial projections using assumptions regarding mortality, discount rates, long-term return on assets and other factors.
Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Certain of the assumptions, particularly the discount rate and expected return on plan assets, require significant judgment and could have a material impact on the measurement of our pension obligation.
At December 31, 2015, the Company changed its method of estimating the interest cost components of net periodic benefit expense for its Pension and Postretirement Benefits. Previously, the Company estimated the interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. This method provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our total benefit obligations and is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate is expected to reduce Pension and Postretirement Benefits net periodic benefit expense from $8.4 million to $6.6 million.
At each measurement date, the discount rate used to measure total benefit obligation for the Pension and Postretirement Benefits is based on the then current interest rate yield curves for long-term corporate debt securities with maturities rated AA comparable to our obligations.
Our Pension Plan assets are primarily invested in short-term investment fund accounts and commingled trust funds issued or sponsored by the plan trustee. Our investments are periodically realigned in accordance with the investment guidelines. The expected return on Pension Plan assets is based on our historical market experience, our asset allocations and our expectations for long-term rates of return. We also consider peer data and historical returns to assess the reasonableness and appropriateness of our assumption. Our Pension Plan asset allocations are reviewed annually and are based upon plan obligations, an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.
Lower discount rates increase the Pension and Postretirement Benefits obligation and subsequent year pension expense, while higher discount rates decrease the Pension and Postretirement Benefits obligation and subsequent year pension expense. Decreasing the discount rate by 50 basis points would have increased the 2015 Pension and Postretirement Benefits net periodic benefit expense by $0.7 million. If the discount rate increased by 50 basis points, the Pension and Postretirement Benefits net periodic benefit expense would have decreased by $0.6 million. Decreasing the expected rate of return by 50 basis points would have decreased the 2015 Pension Plan net periodic benefit expense by $0.7 million.

Income Taxes, Tax Contingencies — We are subject to income taxes in the U.S. and various foreign jurisdictions. In determining taxable income, income or loss before taxes is adjusted for differences between local tax laws and GAAP.
We file tax returns in multiple states within the U.S. and various countries. Generally, our tax filings are subject to audit by tax authorities for three to five years following submission of a return. Specifically, the U.S. federal income tax filings are subject to audit for fiscal years 2011 through 2014.
The benefits of tax positions are recorded in the income statement if we determine it is more-likely-than-not, based on the technical merits of the position, that the tax position will be sustained upon examination, including any related appeals or litigation.
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
Income Taxes, Valuation of Deferred Tax Assets — Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-forwards on a taxing jurisdiction basis. We measure deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which we expect the temporary differences to be recovered or paid.
The carrying amount of deferred tax assets must be reduced through a valuation allowance if it is more-likely-than-not that the deferred tax asset will not be realized. In the period in which a valuation allowance is recorded, we would record tax expense, whereas a tax benefit would be recorded in the period a valuation allowance is released.
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
As of December 31, 2015, we have recorded a valuation allowance of $125.8 million against deferred tax assets of $216.1 million. The valuation allowance primarily relates to certain foreign tax loss carryovers and basis difference in revalued investments. While we believe that the basis for estimating our valuation allowance is appropriate, changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.
Stock-based compensation — The Company has a stock-based compensation plan, which includes stock options and restricted stock units. Certain awards are subject to performance conditions at threshold, target and maximum levels.
For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for the time-based awards and performance-based tranches. Compensation cost, net of estimated forfeitures, is recognized using a straight-line method over the vesting or service period.
Assumptions for stock-based compensation include estimating the future volatility of our stock price, expected dividend yield, employee turnover and employee exercise activity.
Performance-based share awards require management to make assumptions regarding the likelihood of achieving performance goals. Assumptions used in our assessment are consistent with our internal forecasts and operating plans and assume achievement of performance conditions as outlined in Note 12  — Stock-Based Compensation of the Notes to the Consolidated Financial Statements.
Recent Accounting Developments
Recent accounting developments are set forth in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of this Annual Report. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•	possible uncertainties relating to compliance with and the impact of the DPA;

•	current and proposed regulations addressing consumer privacy and data use and security;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•	our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain OFAC restrictions;

•	changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	our ability to manage risks associated with our international sales and operations;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	weakened consumer confidence in our business or money transfers generally;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to retain partners to operate our official check and money order businesses;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of THL on our Board of Directors; and

•
the risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enterprise Risk Management
Risk is an inherent part of any business. Our most prominent risk exposures are credit, interest rate and foreign currency exchange. See Part 1, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a description of the principal risks to our business. Appropriately managing risk is important to the success of our business, and the extent to which we effectively manage each of the various types of risk is critical to our financial condition and profitability. Our risk management objective is to monitor and control risk exposures to produce steady earnings growth and long-term economic value.
Management implements policies approved by our Board of Directors that cover our investment, capital, credit and foreign currency practices and strategies. The Board receives periodic reports regarding each of these areas and approves significant changes to policy and strategy. The Asset/Liability Committee composed of senior management, routinely reviews investment and risk management strategies and results. The Credit Committee, composed of senior management, routinely reviews credit exposure to our agents.
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
At December 31, 2015, the Company’s investment portfolio of $2.8 billion was primarily comprised of cash and cash equivalents consisting of interest-bearing deposit accounts, non-interest bearing transaction accounts and U.S. government money market securities and interest-bearing investments consisting of time deposits and certificates of deposit. Based on investment policy restrictions, investments are limited to those rated A- or better by two of the following three rating agencies: Moody's, S&P and Fitch. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. No maturity of interest-bearing investments exceeds 24 months from the date of purchase.
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
The following table is a detailed summary of our investment portfolio as of December 31, 2015:

(Amounts in millions, except percentages and financial institutions)	Number of Financial Institutions(1)	Amount	Percent of Investment Portfolio
Cash held on-hand at owned retail locations	N/A	$4.9	—%
Cash equivalents collateralized by securities issued by U.S. government agencies	2	7.9	—%
Available-for-sale investments issued or collateralized by U.S. government agencies	N/A	9.5	—%
Cash, cash equivalents and interest-bearing investments at institutions rated AA	12	1,400.7	50%
Cash, cash equivalents and interest-bearing investments at institutions rated A	6	1,004.3	36%
Cash, cash equivalents and interest-bearing investments at institutions rated BBB	2	4.7	—%
Cash, cash equivalents and interest-bearing investments at institutions rated below BBB	8	73.8	3%
Other asset-backed securities	N/A	11.6	—%
Investment portfolio held within the U.S.	30	2,517.4	89%
Cash held on-hand at owned retail locations	N/A	23.7	1%
Cash, cash equivalents and interest-bearing investments held at institutions rated AA	7	137.2	5%
Cash, cash equivalents and interest-bearing investments at institutions rated A	11	30.1	1%
Cash, cash equivalents and interest-bearing investments at institutions rated below A	43	100.3	4%
Investment portfolio held outside the U.S.	61	291.3	11%
Total investment portfolio		$2,808.7	100%
(1) Financial institutions, located both in the U.S. and outside of the U.S., are included in each of their respective total number of financial institutions.
At December 31, 2015, all but $11.6 million of the investment portfolio is invested in cash, cash equivalents, interest-bearing investments and investments issued or collateralized by U.S. government agencies. Approximately 98 percent of the portfolio is invested in cash, cash equivalents and interest-bearing investments, with 89 percent of our total investment portfolio invested at financial institutions located within the U.S.
Receivables — We have credit exposure to receivables from our agents through the money transfer and money order settlement process. These receivables originate from independent agents who collect funds from consumers who are transferring money or buying money orders, and agents who receive proceeds from us in anticipation of payment to the recipients of money transfers. Agents typically have from one to three days to remit the funds, with longer remittance schedules granted to certain agents on a limited basis. The Company has a credit risk management function that conducts the underwriting of credit on new agents as well as conducting credit surveillance on all agents to monitor their financial health and the history of settlement activity with us. The Company’s credit risk management function also maintains daily contact with agents, and performs a collection function. For the twelve months ended December 31, 2015, our annual credit losses from agents, as a percentage of total fee and other revenue, was 1 percent. As of December 31, 2015, we had credit exposure to our agents of $652.1 million in the aggregate spread across 15,888 agents, of which four agents, individually, owed us in excess of $15.0 million.
In addition, we are exposed to credit risk directly from consumer transactions particularly through our Digital/Self-Service solutions, where transactions are originated through means other than cash, and therefore are subject to credit card chargebacks, insufficient funds or other collection impediments, such as fraud. As the Digital/Self-Service solutions become a greater proportion of our money transfer business, these losses may increase.
We also have credit exposure to receivables from our financial institution customers for business conducted by the Financial Paper Products segment. Financial institutions will collect proceeds for official checks and money orders and remit those proceeds to us. We actively monitor the credit risk associated with financial institutions such as banks and credit unions, and have not incurred any losses associated with the failure or merger of any bank or non-bank financial institution customer. As of December 31, 2015, we had a credit exposure to our official check financial institution customers of $265.0 million in the aggregate spread across 904 financial institutions, of which one owed us in excess of $15.0 million.

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
Derivative Financial Instruments — Credit risk related to our derivative financial instruments relates to the risk that we are unable to collect amounts owed to us by the counterparties to our derivative agreements. Our derivative financial instruments are used to manage exposures to fluctuations in foreign currency exchange rates. If the counterparties to any of our derivative financial instruments were to default on payments, it could result in a delay or interruption of payments to our agents. We manage credit risk related to derivative financial instruments by entering into agreements with only major banks and regularly monitoring the credit ratings of these banks. See Note 6 — Derivative Financial Instruments of the Notes to the Consolidated Financial Statements for additional disclosure.
Interest Rate Risk
Interest rate risk represents the risk that our operating results are negatively impacted, and our investment portfolio declines in value, due to changes in interest rates. Given the short maturity profile of the investment portfolio and the low level of interest rates, we believe there is an extremely low risk that the value of these securities would decline such that we would have a material adverse change in our operating results. As of December 31, 2015, the Company held $372.3 million, or 13 percent, of the investment portfolio in fixed rate investments.
At December 31, 2015, the Company’s other asset-backed securities are priced on average at $0.04 per dollar of par value for a total fair value of $11.6 million. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments. Any resulting adverse movement in our stockholders’ deficit or settlement assets from declines in investments would not result in regulatory or contractual compliance exceptions.
Our operating results are impacted by interest rate risk through our net investment margin, which is investment revenue less investment commissions expense. As the money transfer business is not materially affected by investment revenue and pays commissions that are not tied to an interest rate index, interest rate risk has the most impact on our money order and official check businesses. We are invested primarily in interest-bearing deposit accounts, non-interest bearing transaction accounts, U.S. government money market securities, time deposits and certificates of deposit. These types of investments have minimal risk of declines in fair value from changes in interest rates. Our commissions paid to financial institution customers are variable rate, based primarily on the federal funds effective rate and are reset daily. Accordingly, both our investment revenue and our investment commissions expense will decrease when rates decline and increase when rates rise. In the current environment, the federal funds effective rate is so low that many of our financial institution customers are in a “negative” commission position, and therefore, we do not owe any commissions to these customers.
Our results are impacted by interest rate risk through our interest expense for borrowings under the 2013 Credit Agreement. The Company may elect an interest rate for its debt under the 2013 Credit Agreement at each reset period based on the BOA prime bank rate or the Eurodollar rate. The interest rate election may be made individually for the Term Credit Facility and each draw under the Revolving Credit Facility. The interest rate will be either the “alternate base rate” (calculated in part based on the BOA prime rate) plus either 200 or 225 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time) or the Eurodollar rate plus either 300 or 325 basis points (depending on the Company's secured leverage ratio or total leverage ratio, as applicable, at such time). In connection with the initial funding under the 2013 Credit Agreement, the Company elected the Eurodollar rate as its primary interest basis. Under the terms of the 2013 Credit Agreement, the minimum interest rate applicable to Eurodollar borrowings under the Term Credit Facility is 100 basis points plus the applicable margins previously referred to in this paragraph. Accordingly, any increases in interest rates will adversely affect interest expense.
The tables below incorporate substantially all of our interest rate sensitive assets and assumptions that reflect changes in all interest rates pertaining to the balance sheet. The “ramp” analysis assumes that interest rates change in even increments over the next 12 months. The “shock” analysis assumes interest rates change immediately and remain at the changed level for the next twelve months. Components of our pre-tax (loss) income that are interest rate sensitive include “Investment revenue,” “Investment commissions expense” and “Interest expense.” In the current interest rate environment where rates have been historically low, our risk associated with interest rates is not material. A moderately rising interest rate environment would be generally beneficial to the Company because variable rate assets exceed our variable rate liabilities, and certain of our variable rate liabilities will not react to increases in interest rates until those rates exceed the floor set for the index rate on the corresponding debt.
The following table summarizes the changes to affected components of the income statement under various ramp scenarios as of December 31, 2015:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(7.6)	$(6.6)	$(4.6)	$5.8	$11.6	$23.2
Investment commissions expense	2.1	1.9	1.5	(2.0)	(4.5)	(11.4)
Interest expense	NM	NM	NM	NM	(1.2)	(4.5)
Change in pretax income	$(5.5)	$(4.7)	$(3.1)	$3.8	$5.9	$7.3
NM = Not meaningful
The following table summarizes the changes to affected components of the income statement under various shock scenarios as of December 31, 2015:

	Basis Point Change in Interest Rates
	Down	Down	Down	Up	Up	Up
(Amounts in millions)	200	100	50	50	100	200
Investment revenue	$(8.3)	$(8.3)	$(7.7)	$10.7	$21.3	$42.5
Investment commissions expense	2.3	2.3	2.2	(3.9)	(9.7)	(23.5)
Interest expense	NM	NM	NM	(0.8)	(4.5)	(11.8)
Change in pretax income	$(6.0)	$(6.0)	$(5.5)	$6.0	$7.1	$7.2
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
Realized and unrealized gains or losses on transactional currency and any associated revaluation of balance sheet exposures are recorded in “Transaction and operations support” in the Consolidated Statements of Operations. The fair market value of any open forward contracts at period end are recorded in “Other assets” or "Accounts payable and other liabilities" in the Consolidated Balance Sheets. The net effect of changes in foreign exchange rates and the related forward contracts for the year ended December 31, 2015 was a gain of $11.4 million.
Additional foreign currency risk is generated from fluctuations in the U.S. dollar value of future foreign currency-denominated earnings. In 2015, fluctuations in the euro exchange rate (net of transactional hedging activities) resulted in a net decrease to our operating income of $9.0 million.

In 2015, the euro was our second largest currency position in the world following the U.S. dollar. Had the euro appreciated or depreciated relative to the U.S. dollar by 20 percent from actual exchange rates for 2015, operating income would have increased/decreased approximately $9.5 million for the year. There are inherent limitations in this sensitivity analysis, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous, that the unhedged exposure is static and that we would not hedge any additional exposure. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Annual Report on Form 10-K starting on pages F-1. See the “Index to Financial Statements” on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed, without limitation, to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d), the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the quarter ended December 31, 2015, the Company implemented a change in internal control over financial reporting. This change remediated a material weakness related to the operating effectiveness of a control that is designed to identify new balance sheet accounts within the Company’s reconciliation software tool, ensuring that a reconciler and reviewer are appropriately assigned. The material weakness began in August 2015 and was both identified and remediated in December 2015. The Company has reconciled all accounts as of December 31, 2015. The deficiency in the Company’s internal control over financial reporting did not result in any material misstatements in the Company’s consolidated financial statements. The testing of the additional control process outlined above has been completed and the Company’s management has concluded that the material weakness was remediated as of December 31, 2015. Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting is provided on page F-2 of this Annual Report on Form 10-K. The attestation report of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, regarding the Company’s internal control over financial reporting is provided on page F-3 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

On March 2, 2016, the Company’s Board of Directors amended the Amended and Restated Bylaws of the Company (the “Amendment”), which became effective immediately and amends Section 3.11 solely to also permit stockholders to remove directors without cause. The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 3.6 to this Annual Report on Form 10-K and incorporated by reference herein.
Article VIII(E) of the Company’s Amended and Restated Articles of Incorporation, as amended, contains a provision similar to the amended portion of Section 3.11 of the Amended and Restated Bylaws, as it read prior to the Amendment. In light of a recent ruling by the Delaware Chancery Court, the Company will not attempt to enforce Article VIII(E) to the extent that it does not permit removal of directors without cause.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item is contained in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
All of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, also referred to as the Principal Officers, are subject to our Code of Conduct. Our directors are also subject to our Code of Conduct. These documents are posted on our website at corporate.moneygram.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them at the address set forth in Item 1 – Available Information of this Annual Report on Form 10-K. We will disclose any amendments to, or waivers of, our Code of Conduct for directors or Principal Officers on our website. The information on our website is not part of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER. MATTERS

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
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

MoneyGram International, Inc.
(Registrant)

Date:	March 2, 2016	By:	/S/ W. ALEXANDER HOLMES
W. Alexander Holmes
Director and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ W. Alexander Holmes	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2016
W. Alexander Holmes

/s/ Pamela H. Patsley	Executive Chairman	March 2, 2016
Pamela H. Patsley

/s/ Lawrence Angelilli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2016
Lawrence Angelilli

/s/ John D. Stoneham	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2016
John D. Stoneham

Directors

J. Coley Clark	Seth W. Lawry
Victor W. Dahir	Ganesh B. Rao
Antonio O. Garza	W. Bruce Turner
Peggy Vaughan

By:	/s/ F. Aaron Henry	March 2, 2016
F. Aaron Henry
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
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

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of MoneyGram International, Inc., dated May 12, 2009 (Incorporated by reference from Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed March 15, 2010).

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

3.5
Amended and Restated Bylaws of MoneyGram International, Inc., dated October 28, 2015 (Incorporated by reference from Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2015).

*3.6	Amendment to the Amended and Restated Bylaws of MoneyGram International, Inc., dated March 2, 2016.
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

†10.6
MoneyGram International, Inc. Performance Bonus Plan, as amended and restated February 17, 2010 (formerly known as the MoneyGram International, Inc. Management and Line of Business Incentive Plan) (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on February 22, 2010).

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

†10.9	MoneyGram Supplemental Pension Plan, as amended and restated December 28, 2007 (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on January 4, 2008).
†10.10	First Amendment of MoneyGram Supplemental Pension Plan (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Registrant’s Annual Report on Form 10-K/A filed on August 9, 2010).
†10.11
Description of MoneyGram International, Inc. Director’s Charitable Matching Program (Incorporated by reference from Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2004).

†10.12	Viad Corporation Director’s Charitable Award Program (Incorporated by reference from Exhibit 10.14 to Amendment No. 3 to Registrant’s Form 10 filed on June 3, 2004).
10.13
Amended and Restated Purchase Agreement, dated as of March 17, 2008, among MoneyGram International, Inc. and the several Investor parties named therein (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 18, 2008).

10.14
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

10.16
Fee Arrangement Letter, dated as of March 25, 2008, by and between the Investor parties named therein, Goldman, Sachs & Co. and MoneyGram International, Inc. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on March 28, 2008).

10.17
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

†10.34
Non-Qualified Stock Option Agreement, dated January 21, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on January 22, 2009).

†10.35
Non-Qualified Stock Option Agreement, dated May 12, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.02 to Registrant’s Current Report on Form 8-K filed on May 18, 2009).

†10.36
Non-Qualified Stock Option Agreement, dated August 31, 2009, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed on September 4, 2009).

†10.37
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

†10.39	Form of MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).
†10.40
First Amendment to the MoneyGram International, Inc. Executive Compensation Trust Agreement (Incorporated by reference from Exhibit 99.01 to Registrant’s Current Report on Form 8-K filed on August 22, 2006).

†10.41
The MoneyGram International, Inc. Outside Directors’ Deferred Compensation Trust, dated January 5, 2005 (Incorporated by reference from Exhibit 99.05 to Registrant’s Current Report on Form 8-K filed on November 22, 2005).

†10.42
Form of Employee Trade Secret, Confidential Information and Post-Employment Restriction Agreement (Incorporated by reference from Exhibit 10.27 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008).

†10.43	MoneyGram International, Inc. Severance Plan, restated effective February 17, 2010 (Incorporated by reference from Exhibit 10.03 to Registrant’s Current Report on Form 8-K/A filed November 22, 2010).
†10.44
Non-Employee Director Compensation Arrangements, revised to be effective as of January 1, 2014 (Incorporated by reference from Exhibit 10.53 to Registrant’s Annual Report on Form 10-K filed March 3, 2014).

†10.45	Form of MoneyGram International, Inc. Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010).
†10.46
MoneyGram International, Inc. Deferred Compensation Plan, as amended and restated February 16, 2011 (Incorporated by reference from Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed February 23, 2011).

10.47
Consent Agreement, dated as of March 7, 2011, among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 9, 2011).

†10.48
MoneyGram International, Inc. 2005 Omnibus Incentive Plan, as amended and restated May 8, 2015 (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 14, 2015).

+10.49
Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among MoneyGram International, Inc., Bank of America, N.A., as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

10.50
Guaranty, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as administrative agent (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.51
Pledge Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.52
Security Agreement, dated as of May 18, 2011, among MoneyGram International, Inc., MoneyGram Payment Systems Worldwide, Inc., MoneyGram Payment Systems, Inc., MoneyGram of New York LLC, and Bank of America, N.A., as collateral agent (Incorporated by reference from Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.53
Intercreditor Agreement, dated as of May 18, 2011, among MoneyGram Payment Systems Worldwide, Inc., the First Priority Secured Parties as defined therein, the Secord Priority Secured Parties as defined therein, and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent (Incorporated by reference from Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.54
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.55
Patent Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.56
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.57
Trademark Security Agreement, dated as of May 18, 2011, between MoneyGram Payment Systems, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

10.58
Copyright Security Agreement, dated as of May 18, 2011, between MoneyGram International, Inc. and Bank of America, N.A., as Collateral Agent (Incorporated by reference from Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed May 23, 2011).

+10.59
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

10.60
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.61
Consent Agreement, dated as of August 12, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference From Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed November 3, 2011).

10.62
Consent Agreement, dated as of October 24, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries, and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.85 to Registrant’s Annual Report on Form 10-K filed on March 9, 2012).

10.63
Consent Agreement, dated as of November 15, 2011, by and among MoneyGram International, Inc., and certain affiliates and co-investors of Thomas H. Lee Partners, L.P. and affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed November 16, 2011).

10.64
Consent Agreement, dated as of November 17, 2011, by and among MoneyGram Payment Systems Worldwide, Inc., MoneyGram International, Inc. and certain of its subsidiaries and certain affiliates of Goldman, Sachs & Co. (Incorporated by reference from Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 18, 2011).

†10.65
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.66
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Option Agreement (Incorporated by reference from Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed November 23, 2011).

†10.67
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.92 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.68
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (For Participants in France) (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.69
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Stock Option Agreement (For Optionees in France) (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).

†10.70	Form of Severance Agreement (Incorporated by reference from Exhibit 10.95 to Registrant’s Annual Report on Form 10-K filed March 9, 2012).
10.71
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

10.72
Supplemental Agreement Regarding Settlement, dated as of July 20, 2012, by and among MoneyGram International, Inc., Thomas H. Lee Partners, L.P., The Goldman Sachs Group, Inc., certain individual defendants party thereto, and Federal Insurance Company (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2012).

+10.73
Master Trust Agreement dated September 30, 2012 by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 1, 2012).

10.74
Letter Agreement, effective as of September 30, 2015, amending the Master Trust Agreement dated September 30, 2012, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed November 2, 2015).

*10.75	Letter Agreement, effective December 23, 2015, amending the Master Trust Agreement dated September 30, 2012, as amended, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
†10.76
Employment Agreement, dated as of March 27, 2013, by and between MoneyGram International, Inc. and Pamela H. Patsley, as amended by Amendment No. 1 dated July 30, 2015 (Employment Agreement incorporated by reference from Exhibit 10.1 to Registrant's Current Report on Form 8-K filed March 28, 2013 and Amendment No. 1 incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

10.77
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

†10.79
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Performance Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013).

†10.80
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

†10.85
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan Global Stock Appreciation Right Agreement (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.86
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

†10.88
Global Time-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.89
Global Performance-Based Restricted Stock Unit Award Agreement, dated February 24, 2014, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed May 2, 2014).

†10.90	Form of 2014 Cash Retention Award Agreement (Incorporated by reference from Exhibit 10.93 to Registrant’s Annual Report on Form 10-K filed March 3, 2015).
†10.91
2014 Cash Retention Award Agreement, dated December 10, 2014, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.94 to Registrant’s Annual Report on Form 10-K filed March 3, 2015).

†10.92
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2015 Global Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.93
Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2015 Global Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.94
2015 Global Time-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.95
2015 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 25, 2015, between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed May 4, 2015).

†10.96
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and Pamela H. Patsley (Incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

†10.97
Employment Agreement, dated July 30, 2015, by and between MoneyGram International, Inc. and W. Alexander Holmes (Incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed July 31, 2015).

*21	Subsidiaries of the Registrant
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer
*32.2	Section 906 Certification of Chief Financial Officer
*101
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Deficit as of December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

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
Management is also responsible for establishing and maintaining a system of internal controls and procedures over financial reporting designed to provide reasonable assurance that the books and records reflect the transactions of the Company and that assets are protected against loss from unauthorized use or disposition. Such a system is maintained through accounting policies and procedures administered by trained Company personnel and updated on a continuing basis to ensure their adequacy to meet the changing requirements of our business. The Company requires that all of its affairs, as reflected by the actions of its employees, be conducted according to the highest standards of personal and business conduct. This responsibility is reflected in our Code of Ethics.
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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. Management had identified a material weakness in the Company’s internal control over financial reporting related to the reconciliation of new balance sheet accounts beginning in August 2015, which was both identified and remediated in December 2015. For additional information regarding the nature of this material weakness, see “Changes in Internal Control Over Financial Reporting” in Item 9A of this Annual Report on Form 10-K.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has been engaged to audit our financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s system of internal control over financial reporting. Their attestation report regarding the Company’s internal control over financial reporting is included on page F-3 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the internal control over financial reporting of MoneyGram International, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Responsibility Statement. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report March 2, 2016 expressed an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MoneyGram International, Inc.
Dallas, Texas
We have audited the accompanying consolidated balance sheets of MoneyGram International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MoneyGram International, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Dallas, Texas
March 2, 2016

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31,	2015	2014
(Amounts in millions, except share data)
ASSETS
Cash and cash equivalents	$164.5	$250.6
Settlement assets	3,505.6	3,533.6
Property and equipment, net	199.7	165.6
Goodwill	442.2	442.5
Other assets	193.2	236.0
Total assets	$4,505.2	$4,628.3
LIABILITIES
Payment service obligations	$3,505.6	$3,533.6
Debt	942.6	949.6
Pension and other postretirement benefits	96.3	125.7
Accounts payable and other liabilities	183.5	202.1
Total liabilities	4,728.0	4,811.0
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at December 31, 2015 and December 31, 2014	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at December 31, 2015 and December 31, 2014	0.6	0.6
Additional paid-in capital	1,002.4	982.8
Retained loss	(1,226.8)	(1,144.6)
Accumulated other comprehensive loss	(48.7)	(67.1)
Treasury stock: 5,612,188 and 5,734,338 shares at December 31, 2015 and December 31, 2014, respectively	(134.2)	(138.3)
Total stockholders’ deficit	(222.8)	(182.7)
Total liabilities and stockholders’ deficit	$4,505.2	$4,628.3
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,	2015	2014	2013
(Amounts in millions, except per share data)
REVENUE
Fee and other revenue	$1,422.6	$1,438.4	$1,456.8
Investment revenue	12.1	16.5	17.6
Total revenue	1,434.7	1,454.9	1,474.4
EXPENSES
Fee and other commissions expense	655.4	666.0	677.8
Investment commissions expense	0.8	0.4	0.4
Total commissions expense	656.2	666.4	678.2
Compensation and benefits	309.1	275.0	264.9
Transaction and operations support	324.8	332.2	253.7
Occupancy, equipment and supplies	62.3	54.4	49.0
Depreciation and amortization	66.1	55.5	50.7
Total operating expenses	1,418.5	1,383.5	1,296.5
OPERATING INCOME	16.2	71.4	177.9
Other expenses (income)
Net securities gains	—	(45.4)	—
Interest expense	45.3	44.2	47.3
Debt extinguishment costs	—	—	45.3
Total other expenses (income), net	45.3	(1.2)	92.6
(Loss) income before income taxes	(29.1)	72.6	85.3
Income tax expense	47.8	0.5	32.9
NET (LOSS) INCOME	$(76.9)	$72.1	$52.4

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(1.24)	$1.10	$0.73
Diluted	$(1.24)	$1.10	$0.73

Weighted-average outstanding common shares and equivalents used in computing (loss) earnings per share
Basic	62.1	65.3	71.6
Diluted	62.1	65.5	71.9
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEAR ENDED DECEMBER 31,	2015	2014	2013
(Amounts in millions)
NET (LOSS) INCOME	$(76.9)	$72.1	$52.4
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of $0.0, ($0.2) and $4.7 for the twelve months ended December 31, 2015, 2014 and 2013, respectively	(0.1)	(6.1)	1.0
Net change in pension liability due to amortization of prior service cost and net actuarial loss, net of tax benefit of $3.1, $2.5 and $ 2.7 for the twelve months ended December 31, 2015, 2014 and 2013, respectively	5.0	4.1	4.8
Valuation adjustment for pension and postretirement benefits, net of tax expense (benefit) of $7.2, ($13.4) and $7.4 for the twelve months ended December 31, 2015, 2014 and 2013, respectively	12.7	(23.2)	12.6
Pension settlement charges, net of tax benefit of $5.1, $0.0 and $0.0 for the twelve months ended December 31, 2015, 2014 and 2013, respectively	8.9	—	—
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($4.6), ($5.2) and $0.5 for the twelve months ended December 31, 2015, 2014 and 2013, respectively	(8.1)	(8.9)	0.9
Other comprehensive income (loss)	18.4	(34.1)	19.3
COMPREHENSIVE (LOSS) INCOME	$(58.5)	$38.0	$71.7
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,	2015	2014	2013
(Amounts in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(76.9)	$72.1	$52.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66.1	55.5	50.7
Signing bonus amortization	60.4	53.8	42.8
Provision for deferred income taxes	25.6	5.5	12.0
Loss on debt extinguishment	—	—	45.3
Amortization of debt discount and debt issuance costs	2.8	3.1	3.3
Non-cash compensation and pension expense	45.3	15.2	20.3
Signing bonus payments	(87.3)	(93.9)	(45.0)
Change in other assets	27.2	(34.8)	29.2
Change in accounts payable and other liabilities	(29.1)	(8.3)	(58.4)
Other non-cash items, net	(0.5)	(5.9)	3.5
Net cash provided by operating activities	33.6	62.3	156.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(109.9)	(85.8)	(48.8)
Cash paid for acquisitions, net of cash acquired	—	(11.5)	(15.4)
Proceeds from disposal of assets	0.4	0.9	0.7
Net cash used in investing activities	(109.5)	(96.4)	(63.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	129.8	850.0
Transaction costs for issuance and amendment of debt	—	(5.1)	(11.8)
Principal payments on debt	(9.8)	(9.5)	(819.5)
Prepayment penalty	—	—	(21.5)
Proceeds from exercise of stock options	—	0.4	1.1
Stock repurchase	(0.4)	(149.7)	—
Net cash used in financing activities	(10.2)	(34.1)	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(86.1)	(68.2)	90.9
CASH AND CASH EQUIVALENTS—Beginning of period	250.6	318.8	227.9
CASH AND CASH EQUIVALENTS—End of period	$164.5	$250.6	$318.8
Supplemental cash flow information:
Cash payments for interest	$42.1	$41.1	$43.9
Change in accrued purchases of property and equipment	(9.5)	2.1	7.9
Cash payments for income taxes	$69.8	$6.4	$8.0
Cash refunds for income taxes	(5.4)	—	(0.8)
Cash taxes, net	$64.4	$6.4	$7.2
See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2013	$281.9	$0.6	$1,001.0	$(1,265.9)	$(52.3)	$(126.7)	$(161.4)
Net income	—	—	—	52.4	—	—	52.4
Stock-based compensation activity	—	—	10.5	(0.9)	—	2.8	12.4
Capital contribution from Investors	—	—	0.3	—	—	—	0.3
Net change in unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	1.0	—	1.0
Pension valuation, net of tax	—	—	—	—	12.6	—	12.6
Net change in pension liability, net of tax	—	—	—	—	4.8	—	4.8
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	0.9	—	0.9
December 31, 2013	281.9	0.6	1,011.8	(1,214.4)	(33.0)	(123.9)	(77.0)
Net income	—	—	—	72.1	—	—	72.1
Stock-based compensation activity	—	—	5.4	(2.3)	—	2.3	5.4
Capital contribution from Investors	—	—	0.6	—	—	—	0.6
Repurchase and retirement of shares	—	(0.1)	(132.9)	—	—	—	(133.0)
Conversion of Series D convertible shares	(98.0)	0.1	97.9	—	—	—	—
Stock repurchase	—	—	—	—	—	(16.7)	(16.7)
Net change in unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	(6.1)	—	(6.1)
Pension valuation, net of tax	—	—	—	—	(23.2)	—	(23.2)
Net change in pension liability, net of tax	—	—	—	—	4.1	—	4.1
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(8.9)	—	(8.9)
December 31, 2014	183.9	0.6	982.8	(1,144.6)	(67.1)	(138.3)	(182.7)
Net loss	—	—	—	(76.9)	—	—	(76.9)
Stock-based compensation activity	—	—	19.6	(5.3)	—	4.5	18.8
Stock repurchase	—	—	—	—	—	(0.4)	(0.4)
Net change in unrealized holding gains on available-for-sale securities, net of tax	—		—	—	(0.1)	—	(0.1)
Pension settlement charge, net of tax	—	—	—	—	8.9	—	8.9
Pension valuation, net of tax	—		—	—	12.7	—	12.7
Net change in pension liability, net of tax	—	—		—	5.0	—	5.0
Unrealized foreign currency translation adjustment, net of tax	—	—	—	—	(8.1)	—	(8.1)
December 31, 2015	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)

See Notes to the Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries and consolidated entities.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer ("GFT") and Financial Paper Products ("FPP"). The GFT segment provides global money transfer services and bill payment services to consumers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer Digital/Self-Service solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. The FPP segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Consolidated Balance Sheets are unclassified due to the timing uncertainty surrounding the payment of settlement obligations.
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
The Company participates in various trust arrangements (special purpose entities or “SPEs”) related to official check processing agreements with financial institutions and structured investments within the investment portfolio. Working in cooperation with certain financial institutions, the Company historically established separate consolidated SPEs that provided these financial institutions with additional assurance of its ability to clear their official checks. The Company maintains control of the assets of the SPEs and receives all investment revenue generated by the assets. The Company remains liable to satisfy the obligations of the SPEs, both contractually and by operation of the Uniform Commercial Code, as issuer and drawer of the official checks. As the Company is the primary beneficiary and bears the primary burden of any losses, the SPEs are consolidated in the consolidated financial statements. The assets of the SPEs are recorded in the Consolidated Balance Sheets in a manner consistent with the assets of the Company based on the nature of the asset. Accordingly, the obligations have been recorded in the Consolidated Balance Sheets under “Payment service obligations.” The investment revenue generated by the assets of the SPEs is allocated to the FPP segment in the Consolidated Statements of Operations. For the years ending December 31, 2015 and 2014, the Company’s SPEs had settlement assets and payment service obligations of $2.1 million and $3.1 million, respectively.

Note 2 — Summary of Significant Accounting Policies

Cash and cash equivalents — The Company defines cash and cash equivalents and settlement cash and cash equivalents as cash on hand and all highly liquid debt instruments with original maturities of three months or less at the purchase date.
Settlement assets and payment service obligations — Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and consumer payments. The Company records corresponding payment service obligations relating to amounts payable under money transfers, money orders and consumer payment service arrangements. Settlement assets consist of settlement cash and cash equivalents, receivables and investments. Payment service obligations primarily consist of: outstanding payment instruments; amounts owed to financial institutions for funds paid to the Company to cover clearings of official check payment instruments, remittances and clearing adjustments; amounts owed to agents for funds paid to consumers on behalf of the Company; commissions owed to financial institution customers and agents for instruments sold; amounts owed to investment brokers for purchased securities and unclaimed instruments owed to various states. These obligations are recognized by the Company at the time the underlying transactions occur.

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
Our primary overseas operating subsidiary, MoneyGram International Ltd., is a licensed payment institution in the United Kingdom, enabling us to offer our money transfer service in the European Economic Area. We are also subject to licensing or other regulatory requirements in various other jurisdictions. Licensing requirements may include minimum net worth, provision of surety bonds or letters of credit, compliance with operational procedures, agent oversight and the maintenance of settlement assets in an amount equivalent to outstanding payment service obligations, as defined by our various regulators.
The regulatory and contractual requirements do not require the Company to specify individual assets held to meet its payment service obligations, nor is the Company required to deposit specific assets into a trust, escrow or other special account. Rather, the Company must maintain a pool of liquid assets sufficient to comply with the requirements. No third party places limitations, legal or otherwise, on the Company regarding the use of its individual liquid assets. The Company is able to withdraw, deposit or sell its individual liquid assets at will, with no prior notice or penalty, provided the Company maintains a total pool of liquid assets sufficient to meet the regulatory and contractual requirements. Regulatory requirements also require MPSI to maintain positive net worth, with certain states requiring that MPSI maintain positive tangible net worth. The Company was in compliance with its contractual and financial regulatory requirements as of December 31, 2015.
The following table summarizes the amount of Settlement assets and Payment service obligations as of December 31:

(Amounts in millions)	2015	2014
Settlement assets:
Settlement cash and cash equivalents	$1,560.7	$1,657.3
Receivables, net	861.4	757.6
Interest-bearing investments	1,062.4	1,091.6
Available-for-sale investments	21.1	27.1
	3,505.6	3,533.6
Payment service obligations	$(3,505.6)	$(3,533.6)
Receivables, net (included in settlement assets) — The Company has receivables due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible based on its history of collection experience, known collection issues, such as agent suspensions and bankruptcies, consumer credit card chargebacks and insufficient funds and other matters the Company identifies in its routine collection monitoring. Receivables are generally considered past due one day after the contractual remittance schedule, which is typically one to three days after the sale of the underlying payment instrument. Receivables are generally written off against the allowance one year after becoming past due.
The following summary details the activity within the allowance for credit losses for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Beginning balance	$10.7	$10.7	$11.7
Provision	20.4	11.1	9.6
Write-offs, net of recoveries	(21.9)	(11.1)	(10.6)
Ending balance	$9.2	$10.7	$10.7

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
Interest income on residential mortgage-backed securities for which risk of credit loss is deemed remote is recorded utilizing the level yield method. Changes in estimated cash flows, both positive and negative, are accounted for with retrospective changes to the carrying value of investments in order to maintain a level yield over the life of the investment. Interest income on residential mortgage-backed securities for which risk of credit loss is not deemed remote is recorded under the prospective method as adjustments of yield.
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
Securities with gross unrealized losses as of the balance sheet date are subject to a process for identifying other-than-temporary impairments. Securities that the Company deems to be other-than-temporarily impaired are written down to fair value in the period the impairment occurs. The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value on an individual security basis. The Company considers a wide range of factors about the security and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and the prospects for recovery. The Company considers an investment to be other-than-temporarily impaired when it is deemed probable that the Company will not receive all of the cash flows contractually stipulated for the investment, or whether it is more likely than not that we will sell an investment before recovery of its amortized cost basis. The Company evaluates residential mortgage-backed and other asset-backed investments rated A and below for which risk of credit loss is deemed more than remote for impairment. When an adverse change in expected cash flows occurs, and if the fair value of a security is less than its carrying value, the investment is written down to fair value through a permanent reduction to its amortized cost. Securities gains and losses are recognized upon the sale, call or maturity of securities using the specific identification method to determine the cost basis of securities sold. Any impairment charges and other securities gains and losses are included in the Consolidated Statements of Operations under “Net securities gains.”
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

Property and Equipment — Property and equipment includes computer hardware, computer software, signage, equipment at agent locations, office furniture and equipment and leasehold improvements, and is stated at cost net of accumulated depreciation and amortization. Property and equipment is depreciated and amortized using a straight-line method over the useful life or term of the lease or license. The cost and related accumulated depreciation and amortization of assets sold or disposed of are removed from the financial statements, with the resulting gain or loss, if any, recognized in “Occupancy, equipment and supplies” in the Consolidated Statements of Operations. See Note 7 — Property and Equipment for additional disclosure. The following table summarizes the estimated useful lives by major asset category:

Type of Asset	Useful Life
Computer hardware	3 years
Computer software	5 years
Signage	3 years
Equipment at agent locations	3 - 7 years
Office furniture and equipment	7 years
Leasehold improvements	10 years
Tenant allowances for leasehold improvements are capitalized as leasehold improvements upon completion of the improvement and amortized over the shorter of the remaining term of the lease or 10 years.
Computer software includes acquired and internally developed software. For the years ended December 31, 2015 and 2014, software development costs of $47.2 million and $25.9 million, respectively, were capitalized. At December 31, 2015 and 2014, there was $86.9 million and $61.5 million, respectively, of unamortized software development costs included in property and equipment.
Property and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for property and equipment, the carrying value of the asset is reduced to the estimated fair value.
Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations and is assigned to the reporting unit in which the acquired business will operate. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill is not amortized, but is instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives as follows:

Type of Intangible Asset	Useful Life
Contractual and customer relationships	3-15 years
Non-compete agreements	3-5 years
Developed technology	5-7 years
The Company evaluates its goodwill for impairment annually as of October 1 of each year or more frequently if impairment indicators arise in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” Goodwill is tested for impairment using a fair-value based approach and is assessed at the reporting unit level. The carrying value of the reporting unit is compared to its estimated fair value, with any excess of carrying value over fair value deemed to be an indicator of potential impairment, in which case a second step is performed comparing the recorded amount of goodwill to its implied fair value. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable by comparing the carrying value of the assets to the estimated future undiscounted cash flows to be generated by the asset. If an impairment is determined to exist for goodwill or intangible assets, the carrying value of the asset is reduced to the estimated fair value.
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

Income Taxes — The provision for income taxes is computed based on the pre-tax (loss) income included in the Consolidated Statements of Operations. Deferred tax assets and liabilities are recorded based on the future tax consequences attributable to temporary differences that exist between the financial statement carrying value of assets and liabilities and their respective tax basis, and operating loss and tax credit carry-forwards on a taxing jurisdiction basis. The Company measures deferred tax assets and liabilities using enacted statutory tax rates that will apply in the years in which the Company expects the temporary differences to be recovered or paid. The Company's ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carry-back or carry-forward periods provided for in the tax law. The Company establishes valuation allowances for its deferred tax assets based on a more-likely-than-not threshold. To the extent management believes that recovery is not likely, a valuation allowance is established in the period in which the determination is made.
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
Revenue Recognition — The Company earns revenue primarily through service fees charged to consumers and through its investing activity. A description of these revenues and revenue recognition policies is as follows:

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

•
Foreign exchange revenue is earned from the management of currency exchange spreads on money transfer transactions involving different “send” and “receive” currencies. Foreign exchange revenue is recognized at the time the exchange in funds occurs.

•
Other revenue primarily consists of service charges on aged outstanding money orders and money order dispenser fees. Additionally, for unclaimed payment instruments and money transfers, we recognize breakage income when the likelihood of consumer pick-up becomes remote based on historical experience and there is no requirement for remitting balances to government agencies under unclaimed property laws.

•
Investment revenue is earned from the investment of funds generated from the sale of payment instruments, primarily official checks and money orders, and consists of interest income, dividend income, income received on our cost recovery securities and amortization of premiums and discounts.

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
In October 2013, the Company began to transition its MoneyGram Rewards loyalty program to a convenience card program, which does not feature points. The Company provided participants in the MoneyGram Rewards program until December 7, 2013 to redeem any outstanding program points, after which all points were canceled. As a result of the point cancellation, the Company had a reduction of marketing expense of $3.9 million in 2013. As of December 31, 2015, the Company has no remaining liability related to the loyalty program.

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
Marketing and Advertising Expense — Marketing and advertising costs are expensed as incurred or at the time the advertising first takes place and are recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations. Marketing and advertising expense was $59.4 million, $64.7 million and $57.4 million for 2015, 2014 and 2013, respectively.
Stock-Based Compensation — Stock-based compensation awards are measured at fair value at the date of grant and expensed over their vesting or service periods. The expense, net of estimated forfeitures, is recognized using the straight-line method. The Company accounts for modifications to its share-based payment awards in accordance with the provisions of ASC Topic 718, "Compensation - Stock Compensation." Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date, and is recognized as compensation cost on the date of modification (for vested awards) or over the remaining vesting or service period (for unvested awards). Any unrecognized compensation cost remaining from the original award is recognized over the vesting period of the modified award. See Note 12 — Stock-Based Compensation for additional disclosure of the Company’s stock-based compensation.
Reorganization and Restructuring Expenses — Reorganization and restructuring expenses consist of direct and incremental costs associated with reorganization, restructuring and related activities, including technology; process improvement efforts; independent consulting and contractors; severance; outplacement and other employee related benefits; facility closures, cease-use or related charges; asset impairments or accelerated depreciation and other expenses related to relocation of various operations to existing or new Company facilities and third-party providers, including hiring, training, relocation, travel and professional fees. The Company records severance-related expenses once they are both probable and estimable related to severance provided under an on-going benefit arrangement. One-time, involuntary benefit arrangements and other exit costs are recognized when the liability is incurred. The Company evaluates impairment issues associated with reorganization activities when the carrying amount of the assets may not be fully recoverable, and also reviews the appropriateness of the remaining useful lives of impacted fixed assets. See Note 3 — Reorganization and Restructuring Costs for additional disclosure of the Company’s reorganization and restructuring activities.
Earnings Per Share — For all periods in which it is outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method.

The following table is a reconciliation of the weighted-average amounts used in calculating earnings per share for the period ended December 31:

(Amounts in millions)	2015	2014	2013
Basic common shares outstanding	62.1	65.3	71.6
Shares related to stock options	—	0.1	0.2
Shares related to restricted stock units	—	0.1	0.1
Diluted common shares outstanding	62.1	65.5	71.9
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted (loss) income per common share as their effect would be anti-dilutive or their performance conditions are not met for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Shares related to stock options	3.4	4.0	3.6
Shares related to restricted stock units	3.8	1.1	0.8
Shares excluded from the computation	7.2	5.1	4.4
Recent Accounting Pronouncements and Related Developments — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, ("ASU 2015-02"). The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2015-02 will have no impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company early adopted ASU 2015-03 on December 31, 2015 and the Consolidated Balance Sheet as of December 31, 2014 has been adjusted to apply the change in accounting principle retrospectively. Debt issuance costs of $13.9 million previously reported as "Other assets" on the Consolidated Balance Sheet as of December 31, 2014 have been reclassified as a direct deduction from the carrying amount of the related debt liability. There is no effect on our Consolidated Statement of Operations as a result of the change in accounting principle.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. ASU 2015-15 allows for an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The early adoption of ASU 2015-15 will have no impact on our consolidated financial statements.

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

Note 3 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company expects to complete these reorganization and restructuring activities in early 2016. In the third quarter of 2015, the Company initiated additional reorganization and restructuring activities to further improve operational efficiencies. The Company projects that these other restructuring activities will conclude at or near the end of 2016. The 2014 Global Transformation Program and other restructuring activities include employee termination benefits and other costs which qualify as restructuring activities as defined by ASC 420, Exit or Disposal Cost Obligations ("ASC 420"), as well as certain reorganization activities related to the relocation of various operations to existing or new Company facilities and third-party providers which are outside the scope of ASC 420. The following figures are the Company’s estimates and are subject to change as the 2014 Global Transformation Program comes to an end and the other restructuring activities continue to be implemented.
The following table is a roll-forward of the restructuring costs accrual as of December 31, 2015:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2014	$12.6	$0.7	$—	$13.3
Expenses	3.1	1.3	0.6	5.0
Cash payments	(11.9)	(2.0)	(0.4)	(14.3)
Balance, December 31, 2015	$3.8	$—	$0.2	$4.0
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred as of December 31, 2015:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$17.7	$3.0	$0.6	$21.3
Estimated additional restructuring costs to be incurred	1.6	0.4	0.5	2.5
Total restructuring costs incurred and to be incurred	$19.3	$3.4	$1.1	$23.8
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table summarizes the reorganization and restructuring costs recorded for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Restructuring costs in operating expenses:
Compensation and benefits	$3.7	$14.4	$—
Transaction and operations support	1.3	1.9	—
Total restructuring costs in operating expenses	5.0	16.3	—
Reorganization costs in operating expenses:
Compensation and benefits	$6.8	$5.0	$1.2
Transaction and operations support	6.7	8.4	0.7
Occupancy, equipment and supplies	1.5	0.8	1.3
Total reorganization costs in operating expenses	15.0	14.2	3.2
Total reorganization and restructuring costs	$20.0	$30.5	$3.2
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring costs to be incurred by reportable segment:

(Amounts in millions)	GFT	FPP	Other	Total
2014 Global Transformation Program
Balance, December 31, 2014	$13.9	$1.7	$0.7	$16.3
First quarter 2015	2.2	0.2	—	2.4
Second quarter 2015	0.8	0.1	—	0.9
Third quarter 2015	0.4	0.1	—	0.5
Fourth quarter 2015	0.5	0.1	—	0.6
Total cumulative restructuring costs incurred to date in operating expenses	$17.8	$2.2	$0.7	$20.7
Total estimated additional restructuring costs to be incurred	1.8	0.2	—	2.0
	$19.6	$2.4	$0.7	$22.7
Other Restructuring
Third quarter 2015	$0.5	$—	$—	$0.5
Fourth quarter 2015	0.1	—	—	0.1
Total cumulative restructuring costs incurred to date in operating expenses	$0.6	$—	$—	$0.6
Total estimated additional restructuring costs to be incurred	0.5	—	—	0.5
	$1.1	$—	$—	$1.1

Total restructuring costs incurred and to be incurred	$20.7	$2.4	$0.7	$23.8

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
Assets and liabilities that are measured at fair value on a recurring basis:

•
Available-for-sale investments — For U.S. government agency securities and residential mortgage-backed securities collateralized by U.S. government agency securities, fair value measures are generally obtained from independent sources, including a pricing service. Because market quotes are generally not readily available or accessible for these specific securities, the pricing service generally measures fair value through the use of pricing models and observable inputs for similar assets and market data. Accordingly, these securities are classified as Level 2 financial instruments.

For other asset–backed securities and investments in limited partnerships, market quotes are generally not available. The Company will utilize a broker quote to measure market value, if available. Because the inputs and assumptions that brokers use to develop prices are unobservable, most valuations that are based on brokers' quotes are classified as Level 3. If no broker quote is available, the Company will utilize a fair value measurement from a pricing service. The pricing service utilizes pricing models based on market observable data and indices, such as quotes for comparable securities, yield curves, default indices, interest rates and historical prepayment speeds. Observability of market inputs to the valuation models used for pricing certain of the Company's investments has deteriorated with the disruption to the credit markets as overall liquidity and trading activity in these sectors has been substantially reduced. Accordingly, other asset-backed securities valued using third-party pricing models are classified as Level 3.

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

The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of December 31:

	Fair Value at December 31, 2015
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$9.5	$—	$9.5
Other asset-backed securities	—	—	11.6	11.6
Forward contracts	—	0.8	—	0.8
Total financial assets	$—	$10.3	$11.6	$21.9
Financial liabilities:
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value at December 31, 2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities — agencies	$—	$14.5	$—	$14.5
Other asset-backed securities	—	—	12.6	12.6
Investment related to deferred compensation trust	10.0	—	—	10.0
Forward contracts	—	4.8	—	4.8
Total financial assets	$10.0	$19.3	$12.6	$41.9
Financial liabilities:
Forward contracts	$—	$0.3	$—	$0.3
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3 as of December 31:

			2015		2014
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price(1)	Market Value	Net Average Price(1)
Alt-A	Price	Third-party pricing service	$0.1	$79.19	$0.1	$80.75
Home equity	Price	Third-party pricing service	0.1	29.40	0.1	30.37
Indirect exposure — high grade	Price	Third-party pricing service	8.3	21.65	8.3	21.64
Indirect exposure — mezzanine	Price	Third-party pricing service	0.8	0.75	1.1	1.11
Indirect exposure — mezzanine	Price	Broker	1.1	1.58	1.3	1.52
Other	Net asset value	Third-party pricing service	1.2	6.34	1.7	9.15
Total			$11.6	$3.57	$12.6	$3.72
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis, for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Beginning balance	$12.6	$20.6	$18.0
Principal paydowns	(0.9)	(5.7)	(3.7)
Change in unrealized gains	(0.1)	(1.5)	6.3
Net realized losses	—	(0.8)	—
Ending balance	$11.6	$12.6	$20.6

Realized gains and losses and other-than-temporary impairments related to these available-for-sale investment securities are reported in the "Net securities gains" line in the Consolidated Statements of Operations, while unrealized gains and losses related to available-for-sale securities are recorded in "Accumulated other comprehensive loss" in the stockholders' deficit section of the Consolidated Balance Sheets. There were no other-than-temporary impairments during 2015, 2014 and 2013.
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of fair value and carrying value of debt as of December 31:

	Fair Value		Carrying Value
(Amounts in millions)	2015	2014	2015	2014
Senior secured credit facility	$858.9	$884.0	$954.3	$963.5
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and interest-bearing investments approximate fair value as of December 31, 2015 and 2014.
Assets and liabilities measured at fair value on a non-recurring basis — Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to the Company’s property and equipment, goodwill and other intangible assets, which are re-measured only in the event of an impairment. No impairments of property and equipment, goodwill and other intangible assets were recorded during 2015, 2014 and 2013.
Fair value re-measurements are normally based on significant unobservable inputs (Level 3). Tangible and intangible asset fair values are derived using accepted valuation methodologies. If it is determined an impairment has occurred, the carrying value of the asset is reduced to fair value with a corresponding charge to the "Other expenses" line in the Consolidated Statements of Operations.
The Company records the investments in its defined benefit pension plan ("Pension Plan") trust at fair value. The majority of the Pension Plan’s investments are common/collective trusts held by the Pension Plan’s trustee. The fair values of the Pension Plan's investments are determined based on the current market values of the underlying assets. See Note 10 — Pension and Other Benefits for additional disclosure of investments held by the Pension Plan.

Note 5 — Investment Portfolio

The Company’s portfolio is invested in cash and cash equivalents, interest-bearing investments and available-for-sale investments as described in Note 2 — Summary of Significant Accounting Policies. The following table shows the components of the investment portfolio as of December 31:

(Amounts in millions)	2015	2014
Cash	$1,717.3	$1,898.1
Money market securities	7.9	9.8
Cash and cash equivalents (1)	1,725.2	1,907.9
Interest-bearing investments	1,062.4	1,091.6
Available-for-sale investments	21.1	27.1
Total investment portfolio	$2,808.7	$3,026.6
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
Interest-bearing Investments — Interest-bearing investments consist of time deposits and certificates of deposit with maturities of up to 24 months, and are issued from financial institutions rated A- or better as of December 31, 2015.

Available-for-sale Investments — Available-for-sale investments consist of residential mortgage-backed securities and other asset-backed securities. The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31:

	2015
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$8.7	$0.8	$9.5	$111.00
Other asset-backed securities	1.7	9.9	11.6	3.57
Total	$10.4	$10.7	$21.1	$6.32
(1) Net average price is per $100.00
The following table is a summary of the amortized cost and fair value of available-for-sale investments as of December 31, 2014:

	2014
(Amounts in millions, except net average price)	Amortized Cost	Gross Unrealized Gains	Fair Value	Net (1) Average Price
Residential mortgage-backed securities — agencies	$13.2	$1.3	$14.5	$110.25
Other asset-backed securities	3.1	9.5	12.6	3.72
Total	$16.3	$10.8	$27.1	$8.04
(1) Net average price is per $100.00
As of December 31, 2015 and 2014, 45 percent and 54 percent, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments. Included in other asset-backed securities are collateralized debt obligations backed primarily by high-grade debt, mezzanine equity tranches of collateralized debt obligations and home equity loans, along with private equity investments, as summarized in Note 4 — Fair Value Measurement. The other asset-backed securities continue to have market exposure, and this risk is factored into the fair value estimates of the Company, with the average price of an asset-backed security at $0.04 per dollar of par value as of December 31, 2015.
Unrealized Gains and Losses — As of December 31, 2015 and 2014, net unrealized gains of $11.1 million and $11.2 million, respectively, were included in the Consolidated Balance Sheets in “Accumulated other comprehensive loss.” The Company had no unrealized losses in its available-for-sale portfolio as of December 31, 2015 and 2014.
Gains and Losses — For 2015 and 2013, the Company had no net realized gains or losses. During 2014, the Company realized $45.4 million of net securities gains related to certain securities settlements previously written down to a nominal fair value. See Note 14 — Commitments and Contingencies for additional disclosure.
Investment Ratings — In rating the securities in its investment portfolio, the Company uses ratings from Moody’s Investor Service (“Moody’s”), Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”). If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the rating agencies for disclosure purposes. If none of the rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. Securities issued or backed by U.S. government agencies are included in the AAA rating category. Investment grade is defined as a security having a Moody’s equivalent rating of Aaa, Aa, A or Baa or an S&P or Fitch equivalent rating of AAA, AA, A or BBB. The Company’s investments consisted of the following ratings as of December 31:

	2015			2014
(Amounts in millions, except percentages)	Number of Securities	Fair Value	Percent of Investments	Number of Securities	Fair Value	Percent of Investments
Investment grade	12	$9.4	45%	13	$14.3	53%
Below investment grade	42	11.7	55%	44	12.8	47%
Total	54	$21.1	100%	57	$27.1	100%
Had the Company used the lowest rating from the rating agencies in the information presented above, there would be no change to the classifications in the above table as of December 31, 2015 and 2014, respectively.

Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.
Fair Value Determination — The Company uses various sources of pricing for its fair value estimates of its available-for-sale portfolio. The percentage of the portfolio for which the various pricing sources were used is as follows as of December 31, 2015 and 2014: 95 percent used a third-party pricing service and 5 percent used broker quotes.

Note 6 — Derivative Financial Instruments

The Company uses forward contracts to manage its foreign currency needs and foreign currency exchange risk arising from its assets and liabilities denominated in foreign currencies. While these contracts may mitigate certain foreign currency risk, they are not designated as hedges for accounting purposes. These contracts will result in gains and losses which are reported in the "Transaction and operations support" line item in the Consolidated Statements of Operations. The Company may also report gains and losses from the spread differential between the rate set for its transactions and the actual cost of currency at the time the Company buys or sells in the open market. The “Transaction and operations support” line in the Consolidated Statements of Operations and the "Net cash provided by operating activities" line in the Consolidated Statements of Cash Flows include the following losses (gains) related to assets and liabilities denominated in foreign currencies, for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Net realized foreign currency losses (gains)	$21.3	$25.0	$(3.3)
Net (gains) losses from the related forward contracts	(32.7)	(24.0)	5.3
Net (gains) losses from foreign currency transactions and related forward contracts	$(11.4)	$1.0	$2.0
As of December 31, 2015 and 2014, the Company had $295.8 million and $242.5 million, respectively, of outstanding notional amounts relating to its forward contracts. As of December 31, 2015 and 2014, the Company reflects the following fair values of derivative forward contract instruments in its Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2015	2014	2015	2014	2015	2014
Forward contracts	Other assets	$1.0	$5.3	$(0.2)	$(0.5)	$0.8	$4.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Consolidated Balance Sheets
(Amounts in millions)	Balance Sheet Location	2015	2014	2015	2014	2015	2014
Forward contracts	Accounts payable and other liabilities	$0.3	$0.8	$(0.2)	$(0.5)	$0.1	$0.3
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

Note 7 — Property and Equipment

The following table is a summary of "Property and equipment, net" as of December 31:

(Amounts in millions)	2015	2014
Computer hardware and software	$338.0	$268.8
Signage	87.9	86.9
Equipment at agent locations	58.0	80.1
Office furniture and equipment	29.2	34.8
Leasehold improvements	24.7	35.1
Total property and equipment	537.8	505.7
Accumulated depreciation and amortization	(338.1)	(340.1)
Total property and equipment, net	$199.7	$165.6
Depreciation and amortization expense for property and equipment for 2015, 2014 and 2013 was $63.4 million, $53.4 million, and $50.0 million, respectively.
At December 31, 2015 and 2014, there was $7.5 million and $17.0 million, respectively, of property and equipment that had been received by the Company and included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.
During 2015, the Company had a nominal loss related to relocations or disposal of its property and equipment. During 2014 and 2013, the Company recognized a loss of $0.2 million and $0.1 million, respectively, on furniture and equipment related to office relocations and disposal of equipment and signage at agent locations. The losses were recorded in the “Occupancy, equipment and supplies” line in the Consolidated Statements of Operations.

Note 8 — Goodwill and Intangible Assets

The following table is a roll-forward of goodwill by reporting segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Total
Balance as of December 31, 2014	$442.5	$—	$442.5
Currency translation	(0.3)	—	(0.3)
Balance as of December 31, 2015	$442.2	$—	$442.2
The Company performed an annual assessment of goodwill during the fourth quarter of 2015, 2014 and 2013. No impairments of goodwill were recorded in 2015, 2014 and 2013.
The following table is a summary of the gross goodwill balances and accumulated impairments as of December 31:

	2015		2014
(Amounts in millions)	Gross Goodwill	Accumulated Impairments	Gross Goodwill	Accumulated Impairments
Global Funds Transfer	$445.4	$(3.2)	$445.7	$(3.2)
The following table is a summary of intangible assets included in “Other assets” in the Consolidated Balance Sheets as of December 31:

	2015			2014
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual and customer relationships	$11.7	$(4.5)	$7.2	$12.3	$(2.6)	$9.7
Non-compete agreements	1.6	(0.7)	0.9	1.6	(0.4)	1.2
Developed technology	1.1	(0.2)	0.9	1.1	(0.1)	1.0
Total intangible assets	$14.4	$(5.4)	$9.0	$15.0	$(3.1)	$11.9

The Company did not complete any acquisitions in 2015. In 2014, the Company completed two acquisitions. As a result of the acquisitions, the Company acquired agent contracts valued at $4.4 million, which are amortized over lives of six to eight years, acquired developed technology valued at $1.1 million, which is amortized over lives ranging from five to seven years, and entered into non-compete agreements valued at $0.6 million, which are amortized over lives ranging between three to five years.
Intangible asset amortization expense for 2015, 2014 and 2013 was $2.7 million, $2.1 million and $0.7 million, respectively. The estimated future intangible asset amortization expense is $2.6 million, $2.3 million, $1.7 million, $0.8 million and $0.7 million for 2016, 2017, 2018, 2019 and 2020, respectively.

Note 9 — Debt

The following is a summary of the Company's outstanding debt as of December 31:

(Amounts in millions, except percentages)	Effective Interest Rate	2015	2014
Senior secured credit facility due 2020	4.25%	$954.3	$964.1
Unamortized debt discount		(0.6)	(0.6)
Unamortized debt issuance costs		(11.1)	(13.9)
Total debt, net		$942.6	$949.6
2013 Credit Agreement — On March 28, 2013, the Company, as borrower, entered into an Amended and Restated Credit Agreement (the "2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto as lenders and the other agents party thereto. The 2013 Credit Agreement provides for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (the "Term Credit Facility"). The proceeds of the Term Credit Facility were used to repay in full all outstanding indebtedness under the $540.0 million Credit Agreement, with BOA, as Administrative Agent, and the lenders party thereto (the "2011 Credit Agreement"), to purchase all $325.0 million of the outstanding second lien notes held by Goldman, Sachs & Co. ("Goldman Sachs"), to pay certain costs, fees and expenses relating to the 2013 Credit Agreement and for general corporate purposes. The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes.
On April 2, 2014, the Company, as borrower, entered into a First Incremental Amendment and Joinder Agreement (the "Incremental Agreement") with BOA, as administrative agent, and various lenders. The Incremental Agreement provided for (a) a tranche under the Term Credit Facility in an aggregate principal amount of $130.0 million (the "Tranche B-1 Term Loan Facility") to be made available to the Company under the 2013 Credit Agreement, (b) an increase in the Revolving Credit Facility under the 2013 Credit Agreement from $125.0 million to $150.0 million and (c) certain other amendments to the 2013 Credit Agreement including, without limitation, (i) amendments to certain of the conditions precedent with respect to these incremental borrowings, (ii) an increase in the maximum secured leverage ratio with which the Company is required to comply as of the last day of each fiscal quarter, and (iii) amendments to permit the Company to borrow up to $300.0 million under the Term Credit Facility for share repurchases exclusively from affiliates of Thomas H. Lee Partners L.P. ("THL") and Goldman Sachs. The Company borrowed $130.0 million under the Tranche B-1 Term Loan Facility on April 2, 2014, and the proceeds were used to fund a portion of the share repurchases from THL reducing the remaining limit for such purchases to $170.0 million. See Note 11 — Stockholders' Deficit for additional disclosure on the share repurchases.
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
Fees on the daily unused availability under the Revolving Credit Facility are 50 basis points. As of December 31, 2015, the Company had no outstanding letters of credit and no borrowings under the Revolving Credit Facility, leaving $150.0 million of availability thereunder.

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
The termination of the 2011 Credit Agreement and entry into the 2013 Credit Agreement and the purchase of the second lien notes were accounted for principally as a debt extinguishment with a partial modification of debt, in accordance with ASC Topic 470, “Debt." Under debt extinguishment accounting, the Company expensed the pro-rata portion of debt issuance costs and debt discount costs related to the extinguished debt balance. For the debt balance classified as a modification, the Company was required to amortize the pro-rata portion of the debt issuance costs and unamortized debt discount from the 2011 Credit Agreement over the terms of the 2013 Credit Agreement. Additionally, the Company expensed the pro-rata portion of the financing costs related to the 2013 Credit Agreement as third-party costs in connection with the modification of debt.
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
The terms of our debt agreements place significant limitations on the amount of restricted payments we may make, including dividends on our common stock and our repurchase of our capital stock. Subject to certain customary conditions, we may (i) make restricted payments in an aggregate amount not to exceed $50.0 million (without regard to a pro forma leverage ratio calculation), (ii) make restricted payments up to a formulaic amount determined based on an incremental build-up of our consolidated net income in future periods (subject to compliance with a maximum pro forma leverage ratio calculation) and (iii) repurchase capital stock from THL and Goldman Sachs in a remaining aggregate amount up to $170.0 million as discussed above.
The 2013 Credit Agreement contains various financial and non-financial covenants. A violation of these covenants could negatively impact the Company's liquidity by restricting the Company's ability to borrow under the Revolving Credit Facility and/or causing acceleration of amounts due under the credit facilities. The financial covenants in the 2013 Credit Agreement measure leverage, interest coverage and liquidity. Leverage is measured through a senior secured debt ratio calculated as consolidated indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for certain items such as net securities gains, stock-based compensation expense, certain legal settlements and asset impairments, among other items, also referred to as adjusted EBITDA. This measure is similar, but not identical, to Adjusted EBITDA (EBITDA adjusted for certain significant items) as discussed in Note 12 — Stock-Based Compensation. Interest coverage is calculated as adjusted EBITDA to net cash interest expense.
The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. Our cash and cash equivalents balance as of December 31, 2015 represents the excess of assets over our payment service obligation for purposes of determining asset coverage.
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation as of December 31:

(Amounts in millions)	2015	2014
Cash and cash equivalents	$164.5	$250.6
Settlement assets	3,505.6	3,533.6
Total cash and cash equivalents and settlement assets	3,670.1	3,784.2
Payment service obligations	(3,505.6)	(3,533.6)
Assets in excess of payment service obligations	$164.5	$250.6
The 2013 Credit Agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
Through December 31, 2015	2.25:1	4.750:1
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1

At December 31, 2015, the Company was in compliance with its financial covenants: our interest coverage ratio was 5.93 to 1.00 and our secured leverage ratio was 3.821 to 1.00. We continuously monitor our compliance with our debt covenants.
Debt Issuance Costs —The Company presents debt issuance costs as a direct deduction from the carrying amount of the related indebtedness per the early adoption of ASU 2015-03 and amortizes these costs over the term of the related debt liability using the effective interest method. Expense of the debt issuance costs during 2013 includes the write-off of a pro-rata portion of debt issuance costs in connection with the extinguishment of the 2011 Credit Agreement, as well as payments on the second lien notes, the incremental term loan and the term debt. Amortization is recorded in “Interest expense” on the Consolidated Statements of Operations.
In accordance with ASU 2015-15, the Company records debt issuance costs for its Revolving Credit Facility in Other assets on its Consolidated Balance Sheets and related amortization is recorded in "Interest expense" on the Consolidated Statements of Operations. The unamortized costs associated with the Revolving Credit Facility were $1.2 million and $1.7 million as of December 31, 2015 and 2014, respectively.
Debt Discount — The Company records debt discount as a deduction from the carrying amount of the related indebtedness on its Consolidated Balance Sheets with the respective debt discount amortization recorded in “Interest expense,” and the write-off of the debt discount recorded in "Debt extinguishment costs," on the Consolidated Statements of Operations.
Debt Extinguishment Costs — In 2015 and 2014, there were no debt extinguishment costs. In 2013, the Company recognized debt extinguishment costs of $45.3 million in connection with the termination of the 2011 Credit Agreement and entry into the 2013 Credit Agreement, which included $21.5 million in prepayment penalty, $20.0 million of unamortized debt issuance costs, $2.3 million of debt discount upon prepayments and $1.5 million of debt modification costs.
Interest Paid in Cash — The Company paid $42.1 million, $41.1 million and $43.9 million of interest in 2015, 2014 and 2013, respectively.
Maturities — At December 31, 2015, debt totaling $912.6 million will mature in 2020, while debt principal totaling $41.7 million will be paid quarterly in increments of approximately $2.5 million through 2020. Any borrowings under the Revolving Credit Facility will mature in 2018.

Note 10 — Pension and Other Benefits

Pension Benefits — The Company's Pension Plan is a frozen, non-contributory funded plan under which no new service or compensation credits are accrued by the plan participants. Cash accumulation accounts continue to be credited with interest credits until participants withdraw their money from the Pension Plan. It is the Company’s policy to fund at least the minimum required contribution each year plus additional discretionary amounts as available and necessary to minimize expenses of the plan.
Supplemental Executive Retirement Plans — The Company has obligations under various supplemental executive retirement plans (“SERPs”), which are unfunded non-qualified defined benefit pension plans providing postretirement income to their participants. As of December 31, 2015, all benefit accruals under the SERPs are frozen with the exception of one plan for which service is frozen but future pay increases are reflected for active participants. It is the Company’s policy to fund the SERPs as benefits are paid.
The Company's Pension Plan and SERPs are collectively referred to as our “Pension."
Postretirement Benefits Other Than Pensions — The Company has an unfunded defined benefit postretirement plan ("Postretirement Benefits") that provides medical and life insurance for its participants. The Company amended the Postretirement Benefits to close it to new participants as of December 31, 2009. Effective July 1, 2011, the Postretirement Benefits was amended to eliminate eligibility for participants eligible for Medicare coverage. As a result of this plan amendment, the Company no longer receives the Medicare retiree drug subsidy. The Company’s funding policy is to make contributions to the Postretirement Benefits as benefits are paid.

Actuarial Valuation Assumptions — The measurement date for the Company’s Pension and Postretirement Benefits is December 31. The following table is a summary of the weighted-average actuarial assumptions used in calculating net periodic benefit expense (income) and the benefit obligation for the years ended and as of December 31:

	Pension Plan			SERPs			Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net periodic benefit expense (income):
Discount rate	4.15%	4.81%	4.04%	4.78%	4.78%	3.99%	4.82%	4.82%	4.09%
Expected return on plan assets	4.74%	5.68%	6.20%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	6.50%	7.00%	8.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	5.00%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2023	2023	2019
Benefit obligation:
Discount rate	4.31%	4.04%	4.81%	4.32%	4.04%	4.78%	4.53%	4.19%	4.82%
Rate of compensation increase	—	—	—	5.75%	5.75%	5.75%	—	—	—
Initial healthcare cost trend rate	—	—	—	—	—	—	6.50%	6.50%	7.00%
Ultimate healthcare cost trend rate	—	—	—	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate is reached	—	—	—	—	—	—	2024	2023	2023
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
Actuarial gains and losses are amortized using the corridor approach, by amortizing the balance exceeding 10% of the greater of the benefit obligation or the fair value of plan assets. The amortization period is primarily based on the average remaining service life of plan participants for the Pension and the average remaining expected life of plan participants for the Postretirement Benefits.
At December 31, 2015, the Company changed its method for estimating the interest cost components of net periodic benefit expense for its Pension and Postretirement Benefits. Previously, the Company estimated the interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. This method provides a more precise measurement of interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our total benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate is expected to reduce Pension and Postretirement Benefits net periodic benefit expense from $8.4 million to $6.6 million.
Pension Assets — The Company employs a total return investment approach whereby a mix of equity and fixed income securities are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income securities. Furthermore, equity securities are diversified across large and small capitalized securities, international securities and fixed income securities. Other assets, such as real estate and short-term investment funds, are used on a limited basis. The Company strives to maintain an equity and fixed income securities allocation mix appropriate to its funded status. As of December 31, 2015, the funding mix was approximately 44 percent equity and 56 percent fixed income. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.
The following table is a summary of the Company’s weighted-average asset allocation for the Pension Plan by asset category at the measurement date as of December 31:

	2015	2014
Equity securities	44%	44%
Fixed income securities	50%	51%
Real estate	5%	4%
Other	1%	1%
Total	100%	100%

The Company records its pension assets at fair value as described in Note 4 — Fair Value Measurement. The following is a description of the Pension Plan’s investments at fair value and valuation methodologies:

•
Common/collective trusts — The fair values of the underlying funds in the common/collective trusts are valued based on the unit value established for each fund at each valuation date. The unit value of a collective investment fund is calculated by dividing the fund's net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date, which is derived from observable purchase and redemption activity in the collective investment fund.

•
Real estate — The Pension Plan trust holds an investment in a real estate development project. The fair value of this investment represents the estimated fair value of the plan’s related ownership percentage in the project based upon an appraisal of the underlying real property as of each balance sheet date. The fund investment strategy for this asset is long-term capital appreciation.

The following tables are a summary of the Pension Plan’s financial assets recorded at fair value, by hierarchy level, as of December 31:

	2015
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts
Short-term investment fund	$—	$1.2	$—	$1.2
Equity securities:
Large cap	—	26.8	—	26.8
Small cap	—	6.3	—	6.3
International	—	14.8	—	14.8
Fixed income securities	—	53.3	—	53.3
Total common/collective trusts	$—	$102.4	$—	$102.4
Real estate	—	—	5.5	5.5
Total financial assets	$—	$102.4	$5.5	$107.9

	2014
(Amounts in millions)	Level 1	Level 2	Level 3	Total
Common/collective trusts
Short-term investment fund	$—	$1.0	$—	$1.0
Equity securities:
Large cap	—	34.2	—	34.2
Small cap	—	8.8	—	8.8
International	—	16.4	—	16.4
Emerging	—	3.5	—	3.5
Fixed income	—	72.7	—	72.7
Total common/collective trusts	$—	$136.6	$—	$136.6
Real estate	—	—	5.0	5.0
Total financial assets	$—	$136.6	$5.0	$141.6
The Company’s Pension Plan assets include one security that the Company considers to be a Level 3 asset for valuation purposes. This security is an investment in a real estate joint venture and requires the use of unobservable inputs in its fair value measurement. The fair value of this asset as of December 31, 2015 and 2014 was $5.5 million and $5.0 million, respectively. The change in reported fair value was the result of $0.5 million change in unrealized gain for 2015.
The following table represents the Pension Plan's Level 3 financial instrument and the valuation technique used to measure the fair value of the financial instrument.

(Amounts in millions)		2015	2014
Instrument	Principal Valuation Technique	Fair Value	Fair Value
Real estate	Appraisal of underlying asset	$5.5	$5.0

Plan Financial Information — Net periodic benefit expense (income) for the Pension and Postretirement Benefits includes the following components for the years ended December 31:

	Pension			Postretirement Benefits
(Amounts in millions)	2015	2014	2013	2015	2014	2013
Settlement charges	$14.0	$—	$—	$—	$—	$—
Interest cost	9.4	10.8	9.6	—	0.1	0.1
Expected return on plan assets	(5.8)	(7.3)	(7.3)	—	—	—
Amortization of net actuarial loss	8.5	6.9	7.7	0.2	0.3	0.4
Amortization of prior service credit	—	—	—	(0.6)	(0.6)	(0.6)
Net periodic benefit expense (income)	$26.1	$10.4	$10.0	$(0.4)	$(0.2)	$(0.1)
The following tables are a summary of the amounts recognized in other comprehensive (loss) income and net periodic benefit expense (income) for the years ended December 31:

	2015
(Amounts in millions)	Pension	Postretirement Benefits
Settlement charges	$(14.0)	$—
Net actuarial gain	(19.6)	(0.3)
Amortization of net actuarial loss	(8.5)	(0.2)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$(42.1)	$0.1
Total recognized in net periodic benefit expense (income)	26.1	(0.4)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$(16.0)	$(0.3)
	2014
(Amounts in millions)	Pension	Postretirement Benefits
Net actuarial loss	$37.0	$0.2
Amortization of net actuarial loss	(6.9)	(0.3)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$30.1	$0.5
Total recognized in net periodic benefit expense (income)	10.4	(0.2)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$40.5	$0.3
	2013
(Amounts in millions)	Pension	Postretirement Benefits
Net actuarial gain	$(18.8)	$(1.2)
Amortization of net actuarial loss	(7.7)	(0.4)
Amortization of prior service credit	—	0.6
Total recognized in other comprehensive (loss) income	$(26.5)	$(1.0)
Total recognized in net periodic benefit expense (income)	10.0	(0.1)
Total recognized in net periodic benefit expense (income) and other comprehensive income (loss)	$(16.5)	$(1.1)
The estimated net actuarial loss and prior service credit for the Pension that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2016 is $5.6 million ($3.5 million net of tax) and none, respectively. The estimated net actuarial loss and prior service credit for the Postretirement Benefits that will be amortized from “Accumulated other comprehensive loss” into “Net periodic benefit expense (income)” during 2016 is $0.2 million ($0.1 million net of tax) and $0.6 million ($0.4 million net of tax), respectively.

The following tables are a summary of the benefit obligation and plan assets, changes to the benefit obligation and plan assets, and the funded status of the Pension and Postretirement Benefits as of and for the years ended December 31:

	Pension		Postretirement Benefits
(Amounts in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at the beginning of the year	$266.0	$233.6	$1.3	$1.4
Settlement impact	(14.0)	—	—	—
Interest cost	9.4	10.8	—	0.1
Actuarial (gain) loss	(25.9)	36.4	(0.2)	0.2
Benefits paid	(32.3)	(14.8)	(0.1)	(0.4)
Benefit obligation at the end of the year	$203.2	$266.0	$1.0	$1.3

	Pension		Postretirement Benefits
(Amounts in millions)	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at the beginning of the year	$141.6	$136.6	$—	$—
Settlement impact	(14.0)	—	—	—
Actual return on plan assets	(0.4)	6.9	—	—
Employer contributions	13.0	12.9	0.1	0.4
Benefits paid	(32.3)	(14.8)	(0.1)	(0.4)
Fair value of plan assets at the end of the year	$107.9	$141.6	$—	$—
Unfunded status at the end of the year	$95.3	$124.4	$1.0	$1.3
The unfunded status of the Pension decreased by $29.1 million as the Pension benefit obligation decreased $62.8 million and the fair value of the Pension Plan assets decreased $33.7 million during the year. The unfunded status of the Pension Plan was $24.6 million and $41.9 million at December 31, 2015 and 2014, respectively, and the unfunded status of the SERPs was $70.7 million and $82.5 million at December 31, 2015 and 2014, respectively.
In January 2015, the Company announced a voluntary pension buyout whereby eligible deferred vested participants could elect to receive a lump-sum settlement of their remaining pension benefit. In June 2015, the Company paid out $31.3 million of Pension Plan assets to participants electing the settlement with a corresponding decrease in the Pension Plan liability. As a result, the Company recognized settlement charges for the Pension Plan of $14.0 million for the year ended December 31, 2015. Additionally, the Company recognized a reduction in the projected benefit obligation for the Pension Plan of $51.0 million for the year ended December 31, 2015 due to the settlement and changes in the actuarial assumptions used to estimate the Pension Plan projected benefit obligation. Also, in October 2015, the Society of Actuaries issued updated mortality tables. The Company adopted the updated mortality tables on its measurement date which decreased the Pension benefit obligation.
The following table summarizes the components recognized in the Consolidated Balance Sheets relating to the Pension and Postretirement Benefits as of December 31:

	Pension		Postretirement Benefits		Total
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Pension and other postretirement benefits liability	$95.3	$124.4	$1.0	$1.3	$96.3	$125.7
Accumulated other comprehensive loss:
Net actuarial loss, net of tax	$46.0	$72.7	$0.8	$1.1	$46.8	$73.8
Prior service cost (credit), net of tax	0.2	0.1	(0.7)	(1.0)	(0.5)	(0.9)
Total	$46.2	$72.8	$0.1	$0.1	$46.3	$72.9

The following table summarizes the benefit obligation and accumulated benefit obligation for the Pension Plan, SERPs and Postretirement Benefits fair value of plan assets as of December 31:

	Pension Plan		SERPs		Postretirement Benefits
(Amounts in millions)	2015	2014	2015	2014	2015	2014
Benefit obligation	$132.5	$183.5	$70.7	$82.5	$1.0	$1.3
Accumulated benefit obligation	132.5	183.5	70.4	79.4	—	—
Fair value of plan assets	107.9	141.6	—	—	—	—
The following table summarizes the estimated future benefit payments for the Pension and Postretirement Benefits for the years ended December 31:

(Amounts in millions)	2016	2017	2018	2019	2020	2021-2025
Pension	$17.6	$15.2	$16.1	$14.8	$14.6	$67.4
Postretirement Benefits	0.1	0.1	0.1	0.1	0.1	0.3
Although the Company has no minimum required contribution for the Pension Plan in 2016, we expect to contribute $8.0 million to the Pension Plan in 2016. The Company will continue to make contributions to the SERPs and the Postretirement Benefits to the extent benefits are paid. Aggregate benefits paid for the unfunded plans are expected to be $7.9 million in 2016.
Employee Savings Plan — The Company has an employee savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. Contributions to, and costs of, the 401(k) defined contribution plan totaled $4.4 million, $4.1 million and $4.1 million in 2015, 2014 and 2013, respectively.
International Benefit Plans — The Company’s international subsidiaries have certain defined contribution benefit plans. Contributions to, and costs related to, international plans were $1.7 million, $2.4 million and $1.9 million for 2015, 2014 and 2013, respectively.
Deferred Compensation Plans — During 2015 the Company dissolved the rabbi trusts associated with the deferred compensation plan. At December 31, 2015 and 2014, the Company had a liability related to the deferred compensation plans of $0.2 million and $2.0 million, respectively, recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets. The rabbi trust had no market value at December 31, 2015 and $10.0 million at December 31, 2014, recorded in “Other assets” in the Consolidated Balance Sheets. The Company made payments relating to the deferred compensation plans totaling $1.9 million and $0.4 million in 2015 and 2014, respectively.

Note 11 — Stockholders' Deficit

Common Stock — The Company’s Amended and Restated Certificate of Incorporation, as amended, provides for the issuance of up to 162,500,000 shares of common stock with a par value of $0.01. The holders of MoneyGram common stock are entitled to one vote per share on all matters to be voted upon by its stockholders. The holders of common stock have no preemptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The determination to pay dividends on common stock will be at the discretion of the Board of Directors and will depend on applicable laws and the Company’s financial condition, results of operations, cash requirements, prospects and such other factors as the Board of Directors may deem relevant. The Company’s ability to declare or pay dividends or distributions to the holders of the Company’s common stock is restricted under the Company’s 2013 Credit Agreement. No dividends were paid in 2015, 2014 or 2013.
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
Series D Participating Convertible Preferred Stock — In 2011, the Company issued 173,189 shares of D Stock to Goldman Sachs. Each share of D Stock has a liquidation preference of $0.01 and is convertible into 125 shares of common stock by a stockholder other than Goldman Sachs which receives such shares by means of (i) a widespread public distribution, (ii) a transfer to an underwriter for the purpose of conducting a widespread public distribution, (iii) a transfer in which no transferee (or group of associated transferees) would receive 2 percent or more of any class of voting securities of the Company, or (iv) a transfer to a transferee that would control more than 50 percent of the voting securities of the Company without any transfer from such transferor or its affiliates as applicable (each of (i) — (iv), a “Widely Dispersed Offering”). The D Stock is non-voting while held by Goldman Sachs or any holder which receives such shares by any means other than a Widely Dispersed Offering (a “non-voting holder”). Holders of D Stock other than Goldman Sachs and non-voting holders vote as a single class with the holders of the common stock on an as-converted basis. The D Stock also participates in any dividends declared on the common stock on an as-converted basis.

Treasury Stock — The Board of Directors has authorized the repurchase of a total of 12,000,000 shares. As of December 31, 2015, the Company has repurchased 8,277,073 shares of common stock under this authorization and has remaining authorization to repurchase up to 3,722,927 shares.
The following table is a summary of the Company’s authorized, issued and outstanding stock as of December 31:

	D Stock			Common Stock			Treasury Stock
(Shares in thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
December 31, 2012	200	109	109	162,500	62,264	57,857	(4,407)
Stock options exercised and release of restricted stock units	—	—	—	—	—	106	106
December 31, 2013	200	109	109	162,500	62,264	57,963	(4,301)
Conversion of Series D convertible shares	—	(38)	(38)	—	4,745	4,745	—
Repurchase and retirement of shares	—	—	—	—	(8,185)	(8,185)	—
Stock repurchase	—	—	—	—	—	(1,514)	(1,514)
Stock options exercised and release of restricted stock units	—	—	—	—	—	81	81
December 31, 2014	200	71	71	162,500	58,824	53,090	(5,734)
Stock repurchase	—	—	—	—	—	(49)	(49)
Release of restricted stock units	—	—	—	—	—	171	171
December 31, 2015	200	71	71	162,500	58,824	53,212	(5,612)
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
As a result of the transactions occurring on April 2, 2014 described below, the Investors made a payment of approximately $0.6 million to Walmart under the Participation Agreement and the Company recognized expense and a corresponding increase to additional paid-in capital for the year ended December 31, 2014. There were no payments under the Participation Agreement for the years ended December 31, 2015 and 2013.
Equity Registration Rights Agreement — In connection with our recapitalization in 2008, the Company and the Investors entered into a Registration Rights Agreement (the “Equity Registration Rights Agreement”) on March 25, 2008, as amended on May 18, 2011, with respect to the Series B Stock Participating Convertible Preferred Stock of the Company, the Series B-1 Participating Convertible Preferred Stock of the Company, D Stock and common stock owned by the Investors and their affiliates (collectively, the “Registrable Securities”). Under the terms of the Equity Registration Rights Agreement, the Company is required, after a specified holding period, to use the Company's reasonable best efforts to promptly file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement relating to the offer and sale of the Registrable Securities. The Company is obligated to keep such shelf registration statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until the earlier of (1) the date as of which all of the Registrable Securities have been sold, (2) the date as of which each of the holders of the Registrable Securities is permitted to sell its Registrable Securities without registration pursuant to Rule 144 under the Securities Act and (3) fifteen years. The holders of the Registrable Securities are also entitled to six demand registrations and unlimited piggyback registrations during the term of the Equity Registration Rights Agreement. The Company has filed a shelf registration statement on Form S-3 with the SEC that permits the offer and sale of the Registrable Securities, as required by the terms of the Equity Registration Rights Agreement. The registration statement also permits the Company to offer and sell up to $500 million of its common stock, preferred stock, debt securities or any combination of these, from time to time, subject to market conditions and the Company’s capital needs.

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
Accumulated Other Comprehensive Loss — The following table details the components of “Accumulated other comprehensive loss” as of December 31:

(Amounts in millions)	2015	2014
Net unrealized gains on securities classified as available-for-sale, net of tax	$11.1	$11.2
Cumulative foreign currency translation adjustments, net of tax	(13.5)	(5.4)
Pension and Postretirement Benefits adjustments, net of tax	(46.3)	(72.9)
Accumulated other comprehensive loss	$(48.7)	$(67.1)

The following table is a summary of the changes to "Accumulated other comprehensive loss" by component during 2015, 2014 and 2013:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustments, net of tax	Total
December 31, 2012	$16.3	$2.6	$(71.2)	$(52.3)
Other comprehensive income before amortization	5.1	0.9	12.6	18.6
Amounts reclassified from accumulated other comprehensive loss	(4.1)	—	4.8	0.7
Net current period other comprehensive income	1.0	0.9	17.4	19.3
December 31, 2013	$17.3	$3.5	$(53.8)	$(33.0)
Other comprehensive loss before amortization	(0.2)	(8.9)	(23.2)	(32.3)
Amounts reclassified from accumulated other comprehensive loss	(5.9)	—	4.1	(1.8)
Net current period other comprehensive loss	(6.1)	(8.9)	(19.1)	(34.1)
December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before reclassification	1.3	(8.1)	12.7	5.9
Amounts reclassified from accumulated other comprehensive loss	(1.4)	—	13.9	12.5
Net current period other comprehensive (loss) income	(0.1)	(8.1)	26.6	18.4
December 31, 2015	$11.1	$(13.5)	$(46.3)	$(48.7)

The following table is a summary of the significant amounts reclassified out of each component of "Accumulated other comprehensive loss" during the years ended December 31:

(Amounts in millions)	2015	2014	2013	Statement of Operations Location
Change in unrealized gains on securities classified as available-for-sale, before tax	$(1.4)	$(5.7)	$(5.7)	"Investment revenue"
Tax (benefit) expense, net	—	(0.2)	1.6
Total, net of tax	$(1.4)	$(5.9)	$(4.1)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credits	$(0.6)	$(0.6)	$(0.6)	"Compensation and benefits"
Amortization of net actuarial losses	8.7	7.2	8.1	"Compensation and benefits"
Settlement charges	14.0	—	—	"Compensation and benefits"
Total before tax	22.1	6.6	7.5
Tax benefit, net	(8.2)	(2.5)	(2.7)
Total, net of tax	$13.9	$4.1	$4.8

Total reclassified for the period, net of tax	$12.5	$(1.8)	$0.7

Note 12 — Stock-Based Compensation

The MoneyGram International, Inc. 2005 Omnibus Incentive Plan (“2005 Plan”) provides for the granting of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock units and restricted stock awards (collectively, “share-based awards”) to officers, employees and directors. In May 2015, the Company's stockholders approved an amendment and restatement of the 2005 Plan increasing the aggregate number of shares that may be issued from 12,925,000 to 15,425,000 shares. As of December 31, 2015, the Company has remaining authorization to issue future grants of up to 7,373,664 shares.
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
The following table is a summary of stock-based compensation expense for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Expense recognized related to stock options	$4.6	$6.2	$6.7
Expense recognized related to restricted stock units	15.0	(0.8)	4.5
Stock-based compensation expense	$19.6	$5.4	$11.2
Stock Options —Option awards are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. All outstanding stock options contain certain forfeiture and non-compete provisions.
There were no options granted in 2015. All options granted in 2014, 2013 and 2012 have a term of 10 years. Prior to the fourth quarter of 2011, options issued were either time based, vesting over a four-year period, or performance based, vesting over a five-year period. All options issued after the fourth quarter of 2011 are time-based, with options granted in the fourth quarter of 2011 through the first part of 2014 vesting over a four-year period, and the remaining options granted in 2014 vesting over a three-year period, in an equal number of shares each year.

For purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes single option pricing model for time-based and performance-based tranches. The following table provides weighted-average grant-date fair value and assumptions utilized to estimate the grant-date fair value of the options granted during the years ended December 31:

	2014	2013
Expected dividend yield(1)	0.0%	0.0%
Expected volatility(2)	64.6% - 68.2%	68.2%-69.0%
Risk-free interest rate(3)	1.1% - 2.1%	1.1%-1.2%
Expected life(4)	6.0 - 6.3 years	6.3 years
Weighted-average grant-date fair value per option	$10.99	$10.51

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

The following table is a summary of the Company’s stock option activity for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2014	3,786,458	$19.57	6.3 years	$—
Forfeited/Expired	(693,877)	21.24
Options outstanding at December 31, 2015	3,092,581	$19.20	5.2 years	$—
Vested or expected to vest at December 31, 2015	3,044,556	$19.23	5.2 years	$—
Options exercisable at December 31, 2015	2,200,813	$18.97	4.5 years	$—
The following table is a summary of the Company's stock option compensation information during years ended December 31:

(Amounts in millions)	2015	2014	2013
Intrinsic value of options exercised	$—	$0.1	$0.1
Cash received from option exercises	$—	$0.4	$1.1
Unrecognized stock option expense	$4.2
Remaining weighted-average vesting period	0.7 years
Restricted Stock Units — During 2013, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting and will vest based on the extent to which the performance goal is achieved during the performance period (2013-2015). The 2013 annual restricted stock unit awards are based on average annual Adjusted EBITDA growth. Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of average annual Adjusted EBITDA at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
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

During 2014, the Company issued performance-based restricted stock units, which are subject to three-year cliff vesting, based on average annual Adjusted EBITDA growth and Digital/Self-Service revenue growth during the applicable performance period (2014 - 2016). Under the terms of the restricted stock units granted in 2014, the number of restricted stock units that will vest is determined based on the extent to which the performance goals are achieved. Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of average annual Adjusted EBITDA and Digital/Self-Service revenue at target. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
In the fourth quarter of 2014, the Company deemed the performance metrics for the 2011 and 2012 performance-based restricted stock units not probable of being attained. As such, the Company reversed $1.2 million of stock- based compensation expense. Also, in the fourth quarter of 2014, the Company deemed the performance metrics for the annual performance-based restricted stock units granted in 2013 and 2014 and the one-time contingent performance-based restricted stock units not probable of being attained. As such, the Company reversed $9.0 million of stock-based compensation expense. In addition, the Company materially modified certain of the terms of the above mentioned performance-based restricted stock units. The Company accounted for this as a modification of awards, treating the exchange as a cancellation of the original awards accompanied by the concurrent grant of replacement awards. The terms under certain of the 2013 annual restricted stock unit awards were modified to time-based restricted stock units and the performance metrics associated with the one-time contingent performance-based restricted stock unit awards were modified to exclude U.S. to U.S. walk-in revenue from the performance goal. Each award remains subject to three-year cliff vesting. The terms under certain of the 2014 annual awards, which are subject to three-year cliff vesting, were modified to exclude annual Adjusted EBITDA growth as a performance metric. The modified 2014 annual awards will only use average annual adjusted Digital/Self-Service revenue growth as a performance target during the applicable performance period. The modifications to these awards affected 389 employees.
The incremental compensation cost of $4.2 million was measured as the excess of the fair value of the replacement award over the fair value of the original award immediately before the modification date. The incremental costs will be amortized over the remaining term of the exchanged restricted stock unit award.
During 2015, the Company issued performance-based restricted stock units, which are subject to a one-year performance period, based on annual Adjusted EBITDA and Digital/Self-Service revenue for the fiscal year 2015. Under the terms of the restricted stock units agreement granted in 2015, the number of restricted stock units that will vest is determined based on the extent to which the performance goals are achieved. Under the terms of the grant, 50 percent of the restricted stock units granted will vest for threshold performance and 100 percent of the restricted stock units granted will vest for the achievement of the annual Adjusted EBITDA and Digital/Self-Service revenue at target. Upon achievement of the performance goal, each award vests ratably over a three-year period from the grant date. The number of restricted stock units that will vest for performance achievement between the performance threshold and target will be determined based on a straight-line interpolation. No restricted stock units will vest for performance achievement below the threshold.
For purposes of determining the fair value of restricted stock units and performance-based restricted stock units, the fair value is calculated based on the stock price at the time of grant. For performance-based restricted stock units, expense is recognized if achievement of the performance goal is deemed probable, with the amount of expense recognized based on the Company’s best estimate of the ultimate achievement level. For the performance-based restricted stock units, the grant-date fair values at the threshold and target performance levels are $12.7 million and $25.5 million, respectively. As of December 31, 2015, the Company believes it is probable it will achieve the performance goal at the target level for the 2015 restricted stock units and the one-time contingent performance-based restricted stock unit award issued in 2013 and will achieve the threshold levels for the modified 2014 annual awards. For grants to employees, expense is recognized in the “Compensation and benefits” line and expense for grants to Directors is recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations using the straight-line method over the vesting period.

The following table is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2015:

	Total Shares	Weighted Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2014	1,701,607	$15.77	1.4 years	$15.5
Granted	3,043,012	8.62
Vested and converted to shares	(233,245)	17.63
Forfeited	(348,806)	12.07
Restricted stock units outstanding at December 31, 2015	4,162,568	$10.68	1.0 year	$26.1
Restricted stock units vested and outstanding at December 31, 2015	256,388	$8.39		$1.6
The following table is a summary of the Company's restricted stock and restricted stock unit compensation information for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Market value of restricted stock units vested during the year	$6.3	$1.5	$0.8
Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented under the Company’s current estimate of achievement of performance goals. Unrecognized restricted stock unit expense, as of December 31, 2015, under the minimum and maximum thresholds are $19.9 million and $23.1 million, respectively.

Note 13 — Income Taxes

The following table is a summary of the components of (loss) income before income taxes for the years ended December 31:

(Amounts in millions)	2015	2014	2013
U.S.	$(45.2)	$66.4	$69.9
Foreign	16.1	6.2	15.4
(Loss) income before income taxes	$(29.1)	$72.6	$85.3
Foreign income consists of income and losses from the Company’s international subsidiaries. Most of the Company’s wholly-owned subsidiaries recognize revenue based solely on services agreements with the primary U.S. operating subsidiary. The following table is a summary of the income tax expense for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Current:
Federal	$17.7	$(10.3)	$9.7
State	(0.5)	1.5	0.1
Foreign	5.0	3.8	11.1
Current income tax expense (benefit)	22.2	(5.0)	20.9
Deferred income tax expense	25.6	5.5	12.0
Income tax expense	$47.8	$0.5	$32.9
As of December 31, 2015, the Company had a tax payable of $16.9 million recorded in “Accounts payable and other liabilities” and a tax receivable of $6.3 million recorded in the “Other assets” on the Consolidated Balance Sheets. As of December 31, 2014, the Company had a net income tax payable of $53.2 million recorded in “Accounts payable and other liabilities” line on the Consolidated Balance Sheets.

The following table is a reconciliation of the expected federal income tax (benefit) expense at statutory rates to the actual income tax expense for the years ended in December 31:

(Amounts in millions)	2015	2014	2013
Income tax (benefit) expense at statutory federal income tax rate	$(10.2)	$25.4	$29.8
Tax effect of:
State income tax, net of federal income tax effect	(0.6)	1.5	1.7
Valuation allowance	(1.0)	(13.0)	(2.7)
International taxes	1.1	0.5	3.2
Net permanent difference	1.2	1.5	0.2
Decrease in tax reserve	(8.8)	(20.3)	(0.5)
Stock options	3.4	6.0	1.6
Effect of U.S. Tax Court decision	64.4	—	—
Other	(1.7)	(1.1)	(0.4)
Income tax expense	$47.8	$0.5	$32.9
In 2015, the Company recognized a tax expense of $47.8 million on a pre-tax loss of $29.1 million, primarily resulting from the decision of the U.S. Tax Court during the first quarter of 2015 related to the Internal Revenue Service (“IRS”) matter discussed in more detail below.
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
The following table is a summary of the Company’s deferred tax assets and liabilities as of December 31:

(Amounts in millions)	2015	2014
Deferred tax assets:
Basis difference in revalued investments	$101.5	$97.6
Tax loss carryovers	35.8	50.1
Tax credit carryovers	31.7	30.2
Postretirement benefits and other employee benefits	29.1	47.7
Bad debt and other reserves	4.3	4.9
Other	13.7	14.6
Valuation allowance	(125.8)	(137.6)
Total deferred tax assets	90.3	107.5
Deferred tax liability:
Depreciation and amortization	(92.0)	(75.3)
Total deferred tax liability	(92.0)	(75.3)
Net deferred tax (liability) asset	$(1.7)	$32.2
As of December 31, 2015, net deferred tax asset positions of $5.1 million are included in “Other assets” and net deferred tax liability positions of $6.8 million are included in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. As of December 31, 2014, net deferred tax asset positions of $32.2 million were reflected in "Other assets" in the Consolidated Balance Sheets. Valuation allowances relate primarily to capital loss carryovers, basis differences in revalued investments and to a smaller extent, certain foreign tax loss carryovers.
At the end of 2015 and 2014, certain capital losses expired, resulting in decreases to tax loss carryovers and corresponding reductions in deferred tax assets and valuation allowances.

The following table is a summary of the amounts and expiration dates of tax loss carry-forwards (not tax effected) and credit carry-forwards as of December 31, 2015:

(Amounts in millions)	Expiration Date	Amount
U.S. capital loss carry-forwards	2016 - 2020	$58.8
U.S. net operating loss carry-forwards	2020 - 2035	$18.2
U.S. tax credit carry-forwards	2023 - 2035	$9.9
U.S. federal minimum tax credit carry-forwards	Indefinite	$21.8
The Company, and its subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to foreign or U.S. federal, state and local income tax examinations for years prior to 2011. The Company is subject to foreign, U.S. federal and certain state income tax examinations for 2011 through 2014.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency disallow among other items approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.
The Tax Court's decision is a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the United States government in connection with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The Company filed a protest letter contesting the adjustment and is now scheduled to discuss this matter with the IRS Appeals Division in early 2016. As of December 31, 2015, the Company has recognized a cumulative income tax benefit of approximately $23.3 million related to these deductions.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. The following table is a reconciliation of unrecognized tax benefits for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Beginning balance	$31.7	$52.0	$51.6
Additions based on tax positions related to prior years	8.3	0.3	0.9
Additions based on tax positions related to current year	0.2	2.7	—
Lapse in statute of limitations	—	—	(0.5)
Reductions for tax positions of prior years	(9.7)	(23.3)	—
Ending balance	$30.5	$31.7	$52.0

As of December 31, 2015 and 2014, the gross liability for unrecognized tax benefits was $30.5 million and $31.7 million, respectively, all of which could impact the effective tax rate if recognized. The increase in additions based on tax positions related to prior years is primarily due to a $6.5 million reclassification from accounts payable for the recharacterization of securities losses as discussed above with no impact on our income tax expense. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Consolidated Statements of Operations. For the years ended December 31, 2015, 2014 and 2013 the Company recorded approximately $1.9 million, $0.5 million and $1.1 million, respectively, in interest and penalties in its Consolidated Statements of Operations. The Company’s interest and penalties increased $2.7 million in 2015 related to the same reclassification from accounts payable as noted above, offset by a net income tax benefit of $0.8 million for a release of prior year positions. As of December 31, 2015 and 2014, the Company had a total of $4.5 million and $2.6 million, respectively, accrued for interest and penalties within "Accounts payable and other liabilities." As a result of the U.S. DOJ and security adjustments being appealed, as detailed above, it is reasonably possible that there could be a significant increase or decrease to the total amount of unrecognized tax benefits over the next 12 months. However, as of December 31, 2015, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.
The Company does not consider its earnings in its foreign entities to be permanently reinvested. As of December 31, 2015 and 2014, a deferred tax liability of $4.6 million and $6.3 million, respectively, was recognized for the unremitted earnings of its foreign entities.

Note 14 — Commitments and Contingencies

Operating Leases — The Company has various non-cancelable operating leases for buildings and equipment that terminate through 2024. Certain of these leases contain rent holidays and rent escalation clauses based on pre-determined annual rate increases. The Company recognizes rent expense under the straight-line method over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent in “Accounts payable and other liabilities” in the Consolidated Balance Sheets. Cash or lease incentives received under certain leases are recorded as deferred rent when the incentive is received and amortized as a reduction to rent over the term of the lease using the straight-line method. Incentives received relating to tenant improvements are recognized as a reduction of rent expense under the straight-line method over the term of the lease. Tenant improvements are capitalized as leasehold improvements and depreciated over the shorter of the remaining term of the lease or 10 years. The deferred rent liability relating to these incentives was $0.2 million and $1.3 million at December 31, 2015 and 2014, respectively.
The following table is a summary of rent expense under operating leases for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Rent expense	$17.8	$18.0	$16.2
Contingent rent	—	—	0.2
Sublease agreements	(1.0)	(1.1)	(1.0)
Rent expense under operating leases	$16.8	$16.9	$15.4
The following table is a summary of the future minimum rental payments for all non-cancelable operating leases with an initial term of more than one year at December 31, 2015:

(Amounts in millions)	Future Minimum Lease Payments
2016	$12.5
2017	10.4
2018	9.4
2019	8.6
2020	8.2
Thereafter	10.0
Total	$59.1
Letters of Credit — At December 31, 2015, the Company had no outstanding letters of credit. These letters of credit would reduce the amount available under the Revolving Credit Facility.

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
As of December 31, 2015, the liability for minimum commission guarantees was $3.2 million and the maximum amount that could be paid under the minimum commission guarantees was $11.3 million over a weighted-average remaining term of 1.9 years. The maximum payment is calculated as the contractually guaranteed minimum commission multiplied by the remaining term of the contract and, therefore, assumes that the agent generates no money transfer transactions during the remainder of its contract. However, under the terms of certain agent contracts, the Company may terminate the contract if the projected or actual volume of transactions falls beneath a contractually specified amount. Minimum commission guarantees paid in 2015 and 2014 were $0.2 million and $1.8 million, respectively, or 6 percent and 47 percent, respectively, of the estimated maximum payment for the year.
Other Commitments — The Company has agreements with certain co-investors to provide funds related to investments in limited partnership interests. As of December 31, 2015, the total amount of unfunded commitments related to these agreements was $0.3 million.
Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $16.3 million and $17.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. A charge of $2.4 million, $12.8 million and $0.2 million were recorded in the “Transaction and operations support” line in the Consolidated Statements of Operations during 2015, 2014 and 2013, respectively, for legal proceedings.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, THL, Goldman Sachs and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"), due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. On May 19, 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On June 18, 2015, the plaintiff filed a motion to remand the case back to Delaware State Court. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation. Under the settlement agreement, the Company will make a non-refundable payment of $13.0 million to the participating states to be used by the states to provide restitution to consumers. The Company also agreed to implement certain enhancements to its compliance program and provide periodic reports to the states party to the settlement agreement. As of December 31, 2015, the Company had accrued $13.0 million in connection with the investigation.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Actions Commenced by the Company:
CDO Litigation — In March 2012, the Company initiated an arbitration proceeding before the Financial Industry Regulatory Authority against Goldman Sachs relating to the Company's purchase of Residential Mortgage Backed Securities and Collateral Debt Obligations from Goldman Sachs during 2005 through 2007, which the Company and Goldman Sachs agreed to settle in April 2014. In connection with this resolution, Goldman Sachs agreed to make a one-time payment, net of fees and certain expenses, to MoneyGram in the amount of $13.0 million, and to make a one-time payment of fees and expenses to MoneyGram’s legal counsel in the amount of $4.35 million.  All amounts were paid in May 2014. This resolution terminated all litigation and arbitration between MoneyGram and Goldman Sachs. Goldman Sachs owns, together with certain of its affiliates, approximately 14 percent of the shares of the Company’s common stock on a diluted basis, assuming conversion of the D Stock currently owned by Goldman Sachs and its affiliates.
Certain litigation matters commenced by the Company were also settled during 2014, resulting in the recognition of an additional $32.4 million in securities settlements during 2014.
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency disallow, among other items, approximately $900 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.
The Tax Court's decision is a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter.

Note 15 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in more than 200 countries and territories. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital/Self-Service solutions. The Financial Paper Products segment aggregates the Money Order and Official Check operating segments as they have similar economic characteristics and meet the aggregation criteria as outlined in the accounting standards. The Financial Paper Products segment provides money orders to consumers through retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Walmart is our only agent, for both the Global Funds Transfer segment and the Financial Paper Products segment, that accounts for more than 10 percent of total revenue. In 2015, 2014 and 2013, Walmart accounted for 19 percent, 22 percent and 27 percent of total revenue, respectively.
The Company's Chief Operating Decision Maker reviews segment operating income and segment operating margin to assess segment performance and allocate resources. Segment accounting policies are the same as those described in Note 2 — Summary of Significant Accounting Policies. Investment revenue is allocated to each segment based on the average investable balances generated by that segment’s sale of payment instruments during the period.
All operating expenses that have not been classified in the above segments are reported as "Other." These unallocated expenses in 2015 include $5.2 million of legal expenses, Pension and Postretirement Benefits net periodic benefit expense of $25.7 million and other net corporate costs of $2.5 million. Unallocated expenses in 2014 include $16.4 million of legal expenses related to the state Civil Investigative Demands accrual and other legal matters, as well as Pension and Postretirement Benefits net periodic benefit expense of $10.2 million and other net corporate cost of $5.5 million. Unallocated expenses in 2013 include $2.5 million of legal settlements in connection with MDPA and U.S. DOJ investigation and the shareholder litigation, $1.5 million of severance and related costs from executive terminations as well as other net corporate costs of $11.6 million.

The following table is a summary of the total revenue by segment for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Global Funds Transfer revenue
Money transfer revenue	$1,262.7	$1,274.5	$1,287.8
Bill payment revenue	98.7	100.1	102.0
Total Global Funds Transfer revenue	1,361.4	1,374.6	1,389.8
Financial Paper Products revenue
Money order revenue	51.0	54.1	55.1
Official check revenue	22.3	26.2	28.9
Total Financial Paper Products revenue	73.3	80.3	84.0
Other revenue	—	—	0.6
Total revenue	$1,434.7	$1,454.9	$1,474.4
The following table is a summary of the operating income by segment and detail of the (loss) income before income taxes for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Global Funds Transfer operating income	$31.7	$75.4	$162.6
Financial Paper Products operating income	17.9	28.1	30.9
Total segment operating income	49.6	103.5	193.5
Other operating loss	(33.4)	(32.1)	(15.6)
Total operating income	16.2	71.4	177.9
Net securities gains	—	45.4	—
Interest expense	(45.3)	(44.2)	(47.3)
Debt extinguishment costs	—	—	(45.3)
(Loss) income before income taxes	$(29.1)	$72.6	$85.3
The following table is a summary of depreciation and amortization expense by segment for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Global Funds Transfer	$60.4	$50.8	$46.5
Financial Paper Products	5.5	4.4	3.9
Other	0.2	0.3	0.3
Total depreciation and amortization	$66.1	$55.5	$50.7
The following table is a summary of capital expenditures by segment for the years ended December 31:

(Amounts in millions)	2015	2014	2013
Global Funds Transfer	$70.1	$71.2	$49.3
Financial Paper Products	30.3	16.7	7.4
Total capital expenditures	$100.4	$87.9	$56.7

Total assets by segment - Settlement assets, as defined in Note 2 - Summary of Significant Accounting Policies, are allocated based on the corresponding payment service obligations that are specifically identified to each reporting segment. Property and equipment is specifically identified to both reporting segments with the exception of certain software, most of which is jointly used and allocated to each segment. There is an immaterial amount of software used for corporate purposes. The net carrying value of goodwill and intangibles all relates to the Global Funds Transfer segment as further summarized in Note 8 - Goodwill and Intangible Assets. While the derivatives portfolio is also managed on a consolidated level, each derivative instrument is utilized in a manner that can be identified to the Global Funds Transfer segment. All assets that are not specifically identified or allocated to each reporting segment are reported as "Other.” These assets primarily include reported cash and cash equivalents, which are the assets in excess of payment service obligations as further discussed in Note 9 - Debt, and various other assets. The following table sets forth assets by segment as of December 31:

(Amounts in millions)	2015	2014
Global Funds Transfer	$1,982.0	$1,858.3
Financial Paper Products	2,326.4	2,464.5
Other	196.8	305.5
Total assets	$4,505.2	$4,628.3
Geographic areas
Revenue —International revenues are defined as revenues generated from money transfer and bill payment transactions originating in a country other than the U.S. There are no individual countries, other than the U.S., that exceed 10% of total revenues for the years ended December 31, 2015, 2014 and 2013. The following table details total revenue by major geographic area for the years ended December 31:

(Amounts in millions)	2015	2014	2013
U.S.	$823.3	$861.2	$891.6
International	611.4	593.7	582.8
Total revenue	$1,434.7	$1,454.9	$1,474.4
Long-lived assets —Long-lived assets are defined as property and equipment and signing bonuses. Long-lived assets are principally located in the U.S. The following table details total long-lived assets by major geographic area for the years ended December 31:

(Amounts in millions)	2015	2014
U.S.	$290.8	$235.1
International	33.8	31.3
Total long-lived assets	$324.6	$266.4

Note 16 — Quarterly Financial Data (Unaudited)

The following tables are the summation of quarterly (loss) earnings per common share and may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.
2015 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second (1)	Third	Fourth
Total revenue	$330.6	$358.8	$368.6	$376.7
Total operating expenses	328.9	374.5	352.0	363.1
Operating income (loss)	1.7	(15.7)	16.6	13.6
Total other expenses, net	11.1	11.4	11.2	11.6
(Loss) income before income taxes	$(9.4)	$(27.1)	$5.4	$2.0
Net (loss) income	$(72.0)	$(12.4)	$4.9	$2.6

(Loss) earnings per common share
Basic	$(1.16)	$(0.20)	$0.08	$0.04
Diluted	$(1.16)	$(0.20)	$0.08	$0.04

(1)
For the three months ended June 30, 2015, the Company experienced a decline in total operating results, primarily as a result of increase in Transaction and operations support and a $13.8 million pension settlement charge related to the voluntary pension buyout recorded in Compensation and benefits. See Note 10 — Pension and Other Benefit for more information regarding the voluntary pension buyout.

2014 Fiscal Quarters:

(Amounts in millions, except per share data)	First	Second	Third	Fourth
Total revenue	$374.9	$372.4	$358.0	$349.6
Total operating expenses	337.9	351.3	341.7	352.6
Operating income	37.0	21.1	16.3	(3.0)
Total other expenses, net	9.7	(11.0)	11.6	(11.5)
Income before income taxes	$27.3	$32.1	$4.7	$8.5
Net income (loss)	$39.0	$25.6	$(3.0)	$10.5

Earnings (loss) per common share
Basic	$0.54	$0.40	$(0.05)	$0.17
Diluted	$0.54	$0.40	$(0.05)	$0.17

Note 17 — Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the Company's Audited Consolidated Financial Statements. As such, the Company had the following two subsequent events:
On January 29, 2016, the Company and Walmart entered into an Amended and Restated Master Trust Agreement, pursuant to which we will provide certain money transfer services, bill payment services and money order services for customers in Walmart stores located in the United States and Puerto Rico (the “New Agreement”). In addition, under the New Agreement, the Company will offer money transfer services to Walmart’s customers through Walmart’s retail website. The New Agreement has an initial term of three years, commencing on February 1, 2016, and will be subject to automatic successive renewals of one-year terms unless either party gives notice to the other party of its election to terminate the New Agreement at least 180 days prior to the expiration date of the applicable term. Pursuant to the New Agreement, Walmart will provide the Company’s money transfer services, bill payment services and money order services on a non-exclusive basis, and we will pay Walmart fees and commissions for such services purchased by Walmart’s customers. Also, in connection with the services to be provided pursuant to the New Agreement, the Company has agreed to certain expenditures for marketing, innovation, growth and development initiatives.
On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation regarding consumer fraud, which investigation is more fully described above in Note 14 — Commitments and Contingencies.

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
The following information represents condensed, consolidating Balance Sheets as of December 31, 2015 and 2014, along with condensed, consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013. The condensed, consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$88.2	$74.2	$—	$164.5
Settlement assets	—	3,424.1	81.5	—	3,505.6
Property and equipment, net	—	179.0	20.7	—	199.7
Goodwill	—	315.3	126.9	—	442.2
Other assets	27.0	168.5	36.4	(38.7)	193.2
Equity investments in subsidiaries	885.5	215.8	—	(1,101.3)	—
Intercompany receivables	6.3	201.2	—	(207.5)	—
Total assets	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.3	$43.3	$—	$3,505.6
Debt	942.6	—	—	—	942.6
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	1.0	148.0	73.2	(38.7)	183.5
Intercompany liabilities	200.1	—	7.4	(207.5)	—
Total liabilities	1,143.7	3,706.6	123.9	(246.2)	4,728.0
Total stockholders’ (deficit) equity	(222.8)	885.5	215.8	(1,101.3)	(222.8)
Total liabilities and stockholders’ (deficit) equity	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,393.3	$413.8	$(384.5)	$1,422.6
Investment revenue	—	12.0	0.1	—	12.1
Total revenue	—	1,405.3	413.9	(384.5)	1,434.7
EXPENSES
Fee and other commissions expense	—	638.4	219.9	(202.9)	655.4
Investment commissions expense	—	0.8	—	—	0.8
Total commissions expense	—	639.2	219.9	(202.9)	656.2
Compensation and benefits	—	211.7	97.4	—	309.1
Transaction and operations support	1.4	451.3	53.8	(181.7)	324.8
Occupancy, equipment and supplies	—	54.7	18.1	(10.5)	62.3
Depreciation and amortization	—	53.5	12.6	—	66.1
Total operating expenses	1.4	1,410.4	401.8	(395.1)	1,418.5
OPERATING (LOSS) INCOME	(1.4)	(5.1)	12.1	10.6	16.2
Other expenses (income)
Interest expense	45.3	—	—	—	45.3
Other income	—	—	(10.6)	10.6	—
Total other expenses (income)	45.3	—	(10.6)	10.6	45.3
(Loss) income before income taxes	(46.7)	(5.1)	22.7	—	(29.1)
Income tax (benefit) expense	(16.4)	56.3	7.9	—	47.8
(Loss) income after income taxes	(30.3)	(61.4)	14.8	—	(76.9)
Equity (loss) income in subsidiaries	(46.6)	14.8	—	31.8	—
NET (LOSS) INCOME	(76.9)	(46.6)	14.8	31.8	(76.9)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	18.4	11.8	(20.4)	8.6	18.4
COMPREHENSIVE (LOSS) INCOME	$(58.5)	$(34.8)	$(5.6)	$40.4	$(58.5)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(65.7)	$149.6	$(50.3)	$—	$33.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(96.5)	(13.4)	—	(109.9)
Proceeds from disposal of assets	—	0.4	—	—	0.4
Intercompany investments	28.3	21.0	—	(49.3)	—
Dividend from subsidiary guarantors	47.6	—	—	(47.6)	—
Capital contributions to non-guarantors	—	(2.4)	—	2.4	—
Net cash provided by (used in) investing activities	75.9	(77.5)	(13.4)	(94.5)	(109.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(9.8)	—	—	—	(9.8)
Stock repurchase	(0.4)	—	—	—	(0.4)
Intercompany financings	—	(28.3)	(21.0)	49.3	—
Dividend to parent	—	(47.6)	—	47.6	—
Capital contributions from subsidiary guarantors	—	—	2.4	(2.4)	—
Net cash (used in) provided by financing activities	(10.2)	(75.9)	(18.6)	94.5	(10.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(3.8)	(82.3)	—	(86.1)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$88.2	$74.2	$—	$164.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$92.0	$156.5	$—	$250.6
Settlement assets	—	3,494.4	39.2	—	3,533.6
Property and equipment, net	—	143.3	22.3	—	165.6
Goodwill	—	315.3	127.2	—	442.5
Other assets	8.5	253.3	36.4	(62.2)	236.0
Equity investments in subsidiaries	102.2	206.2	—	(308.4)	—
Intercompany receivables	692.4	51.5	—	(743.9)	—
Total assets	$805.2	$4,556.0	$381.6	$(1,114.5)	$4,628.3
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,500.4	$33.2	$—	$3,533.6
Debt	949.6	—	—	—	949.6
Pension and other postretirement benefits	—	125.7	—	—	125.7
Accounts payable and other liabilities	38.3	128.0	98.0	(62.2)	202.1
Intercompany liabilities	—	699.7	44.2	(743.9)	—
Total liabilities	987.9	4,453.8	175.4	(806.1)	4,811.0
Total stockholders’ (deficit) equity	(182.7)	102.2	206.2	(308.4)	(182.7)
Total liabilities and stockholders’ (deficit) equity	$805.2	$4,556.0	$381.6	$(1,114.5)	$4,628.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,547.0	$334.9	$(443.5)	$1,438.4
Investment revenue	—	16.3	0.2	—	16.5
Total revenue	—	1,563.3	335.1	(443.5)	1,454.9
EXPENSES
Fee and other commissions expense	—	802.5	161.9	(298.4)	666.0
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	802.9	161.9	(298.4)	666.4
Compensation and benefits	—	193.5	81.5	—	275.0
Transaction and operations support	3.1	414.8	59.4	(145.1)	332.2
Occupancy, equipment and supplies	—	40.5	13.9	—	54.4
Depreciation and amortization	—	42.1	13.4	—	55.5
Total operating expenses	3.1	1,493.8	330.1	(443.5)	1,383.5
OPERATING (LOSS) INCOME	(3.1)	69.5	5.0	—	71.4
Other expenses (income)
Securities settlements	—	(45.4)	—	—	(45.4)
Interest expense	44.2	—	—	—	44.2
Total other expenses (income), net	44.2	(45.4)	—	—	(1.2)
(Loss) income before income taxes	(47.3)	114.9	5.0	—	72.6
Income tax (benefit) expense	(16.6)	15.4	1.7	—	0.5
(Loss) income after income taxes	(30.7)	99.5	3.3	—	72.1
Equity income (loss) in subsidiaries	102.8	3.3	—	(106.1)	—
NET INCOME (LOSS)	72.1	102.8	3.3	(106.1)	72.1
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(34.1)	(34.1)	(18.6)	52.7	(34.1)
COMPREHENSIVE INCOME (LOSS)	$38.0	$68.7	$(15.3)	$(53.4)	$38.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(27.4)	$48.3	$41.4	$—	$62.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(69.0)	(16.8)	—	(85.8)
Cash paid for acquisitions, net of cash acquired	—	(3.7)	(7.8)	—	(11.5)
Proceeds from disposal of assets	—	0.9	—	—	0.9
Intercompany investments	11.2	(47.5)	—	36.3	—
Dividend from subsidiary guarantors	50.7	—	—	(50.7)	—
Net cash provided (used in) by investing activities	61.9	(119.3)	(24.6)	(14.4)	(96.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	129.8	—	—	—	129.8
Transaction costs for issuance and amendment of debt	(5.1)	—	—	—	(5.1)
Principle payments on debt	(9.5)	—	—	—	(9.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Stock repurchase	(149.7)	—	—	—	(149.7)
Intercompany financings	—	(11.2)	47.5	(36.3)	—
Dividend to parent	—	(50.7)	—	50.7	—
Net cash (used in) provided by financing activities	(34.1)	(61.9)	47.5	14.4	(34.1)
NET CHANGE IN CASH AND CASH EQUIVALENTS	0.4	(132.9)	64.3	—	(68.2)
CASH AND CASH EQUIVALENTS—Beginning of period	1.7	224.9	92.2	—	318.8
CASH AND CASH EQUIVALENTS—End of period	$2.1	$92.0	$156.5	$—	$250.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,488.4	$327.7	$(359.3)	$1,456.8
Investment revenue	—	17.4	0.3	(0.1)	17.6
Total revenue	—	1,505.8	328.0	(359.4)	1,474.4
EXPENSES
Fee and other commissions expense	—	730.5	167.0	(219.7)	677.8
Investment commissions expense	—	0.4	—	—	0.4
Total commissions expense	—	730.9	167.0	(219.7)	678.2
Compensation and benefits	—	196.0	68.9	—	264.9
Transaction and operations support	1.7	339.7	51.9	(139.6)	253.7
Occupancy, equipment and supplies	—	40.5	8.6	(0.1)	49.0
Depreciation and amortization	—	36.4	14.3	—	50.7
Total operating expenses	1.7	1,343.5	310.7	(359.4)	1,296.5
OPERATING (LOSS) INCOME	(1.7)	162.3	17.3	—	177.9
Other expenses
Interest expense	30.3	17.0	—	—	47.3
Debt extinguishment costs	—	45.3	—	—	45.3
Total other expenses	30.3	62.3	—	—	92.6
(Loss) income before income taxes	(32.0)	100.0	17.3	—	85.3
Income tax (benefit) expense	(11.2)	36.6	7.5	—	32.9
(Loss) income after income taxes	(20.8)	63.4	9.8	—	52.4
Equity income (loss) in subsidiaries	73.2	9.8	—	(83.0)	—
NET INCOME (LOSS)	52.4	73.2	9.8	(83.0)	52.4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	19.3	19.3	0.3	(19.6)	19.3
COMPREHENSIVE INCOME (LOSS)	$71.7	$92.5	$10.1	$(102.6)	$71.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

(Amounts in millions)	Parent	Subsidiary Guarantors	Non- Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(48.0)	$198.5	$5.6	$—	$156.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(48.8)	—	—	(48.8)
Cash paid for acquisitions, net of cash acquired	—	(15.0)	(0.4)	—	(15.4)
Proceeds from disposal of property and equipment	—	0.7	—	—	0.7
Intercompany investments	(841.4)	—	—	841.4	—
Dividend from subsidiary guarantors	44.0	—	—	(44.0)	—
Capital contribution from non-guarantors	—	0.8	—	(0.8)	—
Net cash (used in) provided by investing activities	(797.4)	(62.3)	(0.4)	796.6	(63.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	850.0	—	—	—	850.0
Transaction costs for issuance and amendment of debt	—	(11.8)	—	—	(11.8)
Prepayment penalty	—	(21.5)	—	—	(21.5)
Payments on debt	(6.3)	(813.2)	—	—	(819.5)
Proceeds from exercise of stock options	1.1	—	—	—	1.1
Intercompany financings	—	841.4	—	(841.4)	—
Dividend to parent	—	(44.0)	—	44.0	—
Capital contribution to subsidiary guarantors	—	—	(0.8)	0.8	—
Net cash provided by (used in) financing activities	844.8	(49.1)	(0.8)	(796.6)	(1.7)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(0.6)	87.1	4.4	—	90.9
CASH AND CASH EQUIVALENTS—Beginning of period	2.3	137.8	87.8	—	227.9
CASH AND CASH EQUIVALENTS—End of period	$1.7	$224.9	$92.2	$—	$318.8