Form 10-Q
period 2016-03-31
MONEYGRAM INTERNATIONAL INC
filed 2016-05-03
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 2, 2016, 53,771,809 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Comprehensive Loss	3
Condensed Consolidated Statements of Cash Flows	4
Condensed Consolidated Statements of Stockholders’ Deficit	5
Notes to the Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	39

Signatures	40
Exhibit Index	41
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$141.5	$164.5
Settlement assets	3,311.2	3,505.6
Property and equipment, net	195.5	199.7
Goodwill	442.2	442.2
Other assets	189.6	193.2
Total assets	$4,280.0	$4,505.2

LIABILITIES
Payment service obligations	$3,311.2	$3,505.6
Debt	940.8	942.6
Pension and other postretirement benefits	94.0	96.3
Accounts payable and other liabilities	158.3	183.5
Total liabilities	4,504.3	4,728.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at March 31, 2016 and December 31, 2015	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at March 31, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	1,007.4	1,002.4
Retained loss	(1,260.1)	(1,226.8)
Accumulated other comprehensive loss	(46.7)	(48.7)
Treasury stock: 5,061,263 and 5,612,188 shares at March 31, 2016 and December 31, 2015, respectively	(109.4)	(134.2)
Total stockholders’ deficit	(224.3)	(222.8)
Total liabilities and stockholders’ deficit	$4,280.0	$4,505.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions, except per share data)	2016	2015
REVENUE
Fee and other revenue	$354.7	$327.7
Investment revenue	3.7	2.9
Total revenue	358.4	330.6
EXPENSES
Fee and other commissions expense	162.3	153.4
Investment commissions expense	0.5	0.1
Total commissions expense	162.8	153.5
Compensation and benefits	71.7	74.7
Transaction and operations support	64.5	70.4
Occupancy, equipment and supplies	15.2	15.5
Depreciation and amortization	21.1	14.8
Total operating expenses	335.3	328.9
OPERATING INCOME	23.1	1.7
Other expense
Interest expense	11.3	11.1
Total other expense	11.3	11.1
Income (loss) before income taxes	11.8	(9.4)
Income tax expense	16.0	62.6
NET LOSS	$(4.2)	$(72.0)

LOSS PER COMMON SHARE
Basic	$(0.07)	$(1.16)
Diluted	$(0.07)	$(1.16)

Weighted-average outstanding common shares and equivalents used in computing loss per common share
Basic	62.4	62.0
Diluted	62.4	62.0
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
NET LOSS	$(4.2)	$(72.0)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of $0.0 for the three months ended March 31, 2016 and 2015	—	0.1
Net change in pension liability due to amortization of prior service cost and net actuarial loss, net of tax benefit of $0.5 and $0.8 for the three months ended March 31, 2016 and 2015, respectively	0.8	1.4
Unrealized foreign currency translation adjustments, net of tax expense (benefit) of $2.8 and ($6.9) for the three months ended March 31, 2016 and 2015, respectively	1.2	(12.1)
Other comprehensive income (loss)	2.0	(10.6)
COMPREHENSIVE LOSS	$(2.2)	$(82.6)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4.2)	$(72.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21.1	14.8
Signing bonus amortization	14.3	14.6
Signing bonus payments	(7.4)	(44.0)
Amortization of debt issuance costs and debt discount	0.9	0.7
Non-cash compensation and pension expense	6.7	6.9
Change in other assets	(1.2)	20.2
Change in accounts payable and other liabilities	(30.8)	12.9
Other non-cash items, net	—	(0.1)
Net cash used in operating activities	(0.6)	(46.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18.0)	(26.9)
Net cash used in investing activities	(18.0)	(26.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	(2.5)
Stock repurchase	(1.9)	—
Net cash used in financing activities	(4.4)	(2.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(23.0)	(75.4)
CASH AND CASH EQUIVALENTS—Beginning of period	164.5	250.6
CASH AND CASH EQUIVALENTS—End of period	$141.5	$175.2
Supplemental cash flow information:
Cash payments for interest	$10.4	$10.4
Cash taxes, net	$2.4	$7.6
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)
Net loss	—	—	—	(4.2)	—	—	(4.2)
Stock-based compensation activity	—	—	5.0	(29.1)	—	26.7	2.6
Stock repurchase	—	—	—	—	—	(1.9)	(1.9)
Other comprehensive income	—	—	—	—	2.0	—	2.0
March 31, 2016	$183.9	$0.6	$1,007.4	$(1,260.1)	$(46.7)	$(109.4)	$(224.3)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Net loss	—	—	—	(72.0)	—	—	(72.0)
Stock-based compensation activity	—	—	4.0	(3.3)	—	2.8	3.5
Other comprehensive loss	—	—	—	—	(10.6)	—	(10.6)
March 31, 2015	$183.9	$0.6	$986.8	$(1,219.9)	$(77.7)	$(135.5)	$(261.8)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Description of the Business and Basis of Presentation

References to “MoneyGram,” the “Company,” “we,” “us” and “our” are to MoneyGram International, Inc. and its subsidiaries.
Nature of Operations — MoneyGram offers products and services under its two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services and bill payment services to consumers. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We also offer Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services. Additionally, we have Company-operated retail locations in the U.S. and Western Europe. The Financial Paper Products segment provides official check outsourcing services and money orders through financial institutions and agent locations.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recent Accounting Pronouncements and Related Developments — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP and requires more detailed disclosures. In March 2016, FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net). The amendments in this update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
In April 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and early adoption of the amendment is permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company is near completion of these reorganization and restructuring activities as of March 31, 2016. In the third quarter of 2015, the Company initiated additional reorganization and restructuring activities to further improve operational efficiencies. The Company projects that these other restructuring activities will conclude at or near the end of 2016.
The following table is a roll-forward of the restructuring costs accrual as of March 31, 2016:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2015	$3.8	$—	$0.2	$4.0
Expenses	0.2	0.1	—	0.3
Cash payments	—	(0.1)	—	(0.1)
Balance, March 31, 2016	$4.0	$—	$0.2	$4.2
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses and the estimated remaining restructuring costs to be incurred as of March 31, 2016:

(Amounts in millions)	2014 Global Transformation Program		Other Restructuring	Total
	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$17.9	$3.1	$0.6	$21.6
Estimated additional restructuring costs to be incurred	1.5	0.2	0.3	2.0
Total restructuring costs incurred and to be incurred	$19.4	$3.3	$0.9	$23.6
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table summarizes the reorganization and restructuring costs recorded:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Restructuring costs in operating expenses:
Compensation and benefits	$0.2	$2.2
Transaction and operations support	0.1	0.2
Total restructuring costs in operating expenses	$0.3	$2.4
Reorganization costs in operating expenses:
Compensation and benefits	$—	$4.0
Transaction and operations support	0.1	2.7
Occupancy, equipment and supplies	0.1	0.8
Total reorganization costs in operating expenses	0.2	7.5
Total reorganization and restructuring costs	$0.5	$9.9

The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses and the total estimated remaining restructuring costs to be incurred by reportable segment:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Other	Total
2014 Global Transformation Program
Balance, December 31, 2015	$17.8	$2.2	$0.7	$20.7
First quarter 2016	0.3	—	—	0.3
Total cumulative restructuring costs incurred to date in operating expenses	$18.1	$2.2	$0.7	$21.0
Total estimated additional restructuring costs to be incurred	1.5	0.1	0.1	1.7
	$19.6	$2.3	$0.8	$22.7

Other Restructuring
Balance, December 31, 2015	$0.6	$—	$—	$0.6
First quarter 2016	—	—	—	—
Total cumulative restructuring costs incurred to date in operating expenses	0.6	—	—	0.6
Total estimated additional restructuring costs to be incurred	0.3	—	—	0.3
	$0.9	$—	$—	$0.9

Total restructuring costs incurred and to be incurred	$20.5	$2.3	$0.8	$23.6

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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	March 31, 2016	December 31, 2015
Settlement assets:
Settlement cash and cash equivalents	$1,247.8	$1,560.7
Receivables, net	779.8	861.4
Interest-bearing investments	1,263.1	1,062.4
Available-for-sale investments	20.5	21.1
	3,311.2	3,505.6
Payment service obligations	$(3,311.2)	$(3,505.6)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
March 31, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$9.1	$—	$9.1
Other asset-backed securities	—	11.4	11.4
Forward contracts	0.1	—	0.1
Total financial assets	$9.2	$11.4	$20.6
Financial liabilities:
Forward contracts	$2.1	$—	$2.1

December 31, 2015
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$9.5	$—	$9.5
Other asset-backed securities	—	11.6	11.6
Forward contracts	0.8	—	0.8
Total financial assets	$10.3	$11.6	$21.9
Financial liabilities:
Forward contracts	$0.1	$—	$0.1
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3:

			March 31, 2016		December 31, 2015
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third-party pricing service	$0.1	$78.61	$0.1	$79.19
Home equity	Price	Third-party pricing service	0.1	24.00	0.1	29.40
Indirect exposure — high grade	Price	Third-party pricing service	8.3	21.60	8.3	21.65
Indirect exposure — mezzanine	Price	Third-party pricing service	0.7	0.68	0.8	0.75
Indirect exposure — mezzanine	Price	Broker	1.1	1.53	1.1	1.58
Other	Net asset value	Third-party pricing service	1.1	6.25	1.2	6.34
Total			$11.4	$3.51	$11.6	$3.57
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Beginning balance	$11.6	$12.6
Principal paydowns	(0.2)	(0.1)
Ending balance	$11.4	$12.5
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Senior secured credit facility	$892.4	$858.9	$951.8	$954.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and interest-bearing investments approximate fair value as of March 31, 2016 and December 31, 2015.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	March 31, 2016	December 31, 2015
Cash	$1,381.4	$1,717.3
Money market securities	7.9	7.9
Cash and cash equivalents (1)	1,389.3	1,725.2
Interest-bearing investments	1,263.1	1,062.4
Available-for-sale investments	20.5	21.1
Total investment portfolio	$2,672.9	$2,808.7
(1) For purposes of the discussion of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.
The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value	Net Average Price(1)
(Amounts in millions, except net average price)
March 31, 2016
Residential mortgage-backed securities	$8.2	$0.9	$9.1	$112.33
Other asset-backed securities	1.5	9.9	11.4	3.51
Total	$9.7	$10.8	$20.5	$6.14

December 31, 2015
Residential mortgage-backed securities	$8.7	$0.8	$9.5	$111.00
Other asset-backed securities	1.7	9.9	11.6	3.57
Total	$10.4	$10.7	$21.1	$6.32
(1) Net average price is per $100.00

As of March 31, 2016 and December 31, 2015, 44% and 45%, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three months ended March 31, 2016 and 2015, the Company had no net realized gains or losses. The Company had no unrealized losses in its available-for-sale portfolio as of March 31, 2016 and December 31, 2015. See summary of net unrealized gains included in Accumulated other comprehensive loss at Note 9 — Stockholders' Deficit.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

Note 6 — Derivative Financial Instruments

The “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows include the following gains (losses) related to assets and liabilities denominated in foreign currencies:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Net realized foreign currency gains (losses)	$6.7	$(24.4)
Net gains from the related forward contracts	4.0	26.4
Net gains from foreign currency transactions and related forward contracts	$10.7	$2.0
As of March 31, 2016 and December 31, 2015, the Company had $287.6 million and $295.8 million, respectively, of outstanding notional amounts relating to its forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Other assets	$0.9	$1.0	$(0.8)	$(0.2)	$0.1	$0.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$2.9	$0.3	$(0.8)	$(0.2)	$2.1	$0.1
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

Note 7 — Debt

The following is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	March 31, 2016	December 31, 2015
Senior secured credit facility due 2020	4.25%	$951.8	$954.3
Unamortized debt issuance costs and debt discount		(11.0)	(11.7)
Total debt, net		$940.8	$942.6
Revolving Credit Facility  — As of March 31, 2016, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $150.0 million of availability thereunder.
Debt Covenants and Other Restrictions — Borrowings under the credit agreement that provides for the senior secured facility due 2020 and the revolving credit facility are subject to various limitations that restrict the Company’s ability to: incur additional indebtedness; create or incur additional liens; effect mergers and consolidations; make certain acquisitions or investments; sell assets or subsidiary stock; pay dividends and other restricted payments; and effect loans, advances and certain other transactions with affiliates. In addition, the revolving credit facility has covenants that place limitations on the use of proceeds from borrowings under the facility.
The revolving credit facility contains certain financial covenants, in addition to the non-financial covenants described above. The Company is required to maintain asset coverage greater than its payment service obligations. Assets used in the determination of the asset coverage covenant are cash and cash equivalents and settlement assets. Our cash and cash equivalents balance as of March 31, 2016 represents the excess of assets over our payment service obligation for purposes of determining asset coverage.
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation:

(Amounts in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$141.5	$164.5
Settlement assets	3,311.2	3,505.6
Total cash and cash equivalents and settlement assets	3,452.7	3,670.1
Payment service obligations	(3,311.2)	(3,505.6)
Assets in excess of payment service obligations	$141.5	$164.5
The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
As of March 31, 2016, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.31 to 1.00 and our secured leverage ratio was 3.580 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as ("Pension"):

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Interest cost	$1.7	$2.6
Expected return on plan assets	(1.3)	(1.8)
Amortization of net actuarial loss	1.4	2.3
Net periodic benefit expense	$1.8	$3.1
The Company made contributions to the Pension Plan of $2.0 million for each of the three months ended March 31, 2016 and 2015. Contributions made to the SERPs were $1.0 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Amortization of prior service credit	$(0.1)	$(0.2)
Amortization of net actuarial loss	—	0.1
Net periodic benefit income	$(0.1)	$(0.1)

Note 9 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three months ended March 31, 2016.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net unrealized gains on securities classified as available-for-sale, net of tax	Cumulative foreign currency translation adjustments, net of tax	Pension and Postretirement Benefits adjustment, net of tax	Total
December 31, 2015	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive income before reclassification	0.1	1.2	—	1.3
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	0.8	0.7
Net current period other comprehensive income	—	1.2	0.8	2.0
March 31, 2016	$11.1	$(12.3)	$(45.5)	$(46.7)

December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before reclassification	0.3	(12.1)	—	(11.8)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	1.4	1.2
Net current period other comprehensive income (loss)	0.1	(12.1)	1.4	(10.6)
March 31, 2015	$11.3	$(17.5)	$(71.5)	$(77.7)

The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended March 31,		Statement of Operations Location
(Amounts in millions)	2016	2015
Change in unrealized gains on securities classified as available-for-sale, before and net of tax	$(0.1)	$(0.2)	"Investment revenue"

Pension and Postretirement Benefits adjustments:
Amortization of prior service credits	$(0.1)	$(0.2)	"Compensation and benefits"
Amortization of net actuarial losses	1.4	2.4	"Compensation and benefits"
Total before tax	1.3	2.2
Tax benefit	(0.5)	(0.8)
Total, net of tax	$0.8	$1.4

Total reclassified for the period, net of tax	$0.7	$1.2

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Expense recognized related to stock options	$0.9	$1.5
Expense recognized related to restricted stock units	4.1	2.5
Stock-based compensation expense	$5.0	$4.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2015	3,092,581	$19.20	5.2 years	$—
Forfeited/Expired	(263,554)	25.83
Options outstanding at March 31, 2016	2,829,027	$18.58	5.0 years	$—
Vested or expected to vest at March 31, 2016	2,796,236	$18.60	5.0 years	$—
Options exercisable at March 31, 2016	2,321,128	$18.33	4.6 years	$—
As of March 31, 2016, the unrecognized stock option expense related to outstanding options was $3.1 million with a remaining weighted-average vesting period of 0.8 years.
Restricted Stock Units — In February 2016, the Company issued time-based and performance-based restricted stock units. The time-based restricted stock units vest in three equal installments on each anniversary of the grant date. The performance-based restricted stock units are subject to performance conditions that must be satisfied. If such performance conditions are satisfied at the conclusion of a one-year performance period, the performance-based restricted stock units will vest in three equal installments on each anniversary of the grant date. With respect to the performance-based restricted stock units, up to 50% of such awards become eligible to vest over such three year period if a target level of Adjusted EBITDA is achieved for the year ended December 31, 2016. Adjusted EBITDA is EBITDA (earnings before interest, taxes, depreciation and amortization, including agent signing bonus amortization) adjusted for certain significant items. The other 50% of the performance-based restricted stock units become eligible to vest over such three year period if a target level of Digital revenue is achieved for the year ended December 31, 2016. The performance-based restricted stock units have a threshold level of performance for each of the target levels. Achievement of the threshold level will result in vesting of 50% of the target levels discussed above. The number of performance-based restricted stock units that will vest for performance achievement between the threshold and target will be determined based on a straight-line interpolation. No performance-based restricted stock units will vest for performance achievement below the thresholds.
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2015	4,162,568	$10.68	1.0 year	$26.1
Granted	2,915,084	5.08
Vested and converted to shares	(1,341,155)	9.63
Forfeited	(326,117)	14.49
Restricted stock units outstanding at March 31, 2016	5,410,380	$7.69	1.6 years	$33.1
As of March 31, 2016, the Company’s outstanding restricted stock units had unrecognized compensation expense of $29.1 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested was $12.9 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

Note 11 — Income Taxes

For the three months ended March 31, 2016, the Company recognized an income tax expense of $16.0 million on pre-tax income of $11.8 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to an increase in uncertain tax positions of $7.7 million related to the tentative settlement reached with the Internal Revenue Service (the "IRS") on the matter discussed below related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement, the reversal of tax benefits of $2.8 million on canceled stock options and tax expense of $1.1 million related to non-deductible executive compensation. For the three months ended March 31, 2015, although the Company recognized a pre-tax loss of $9.4 million, tax expense of $62.6 million was recorded primarily as a result of the court decision related to the IRS matter discussed below.
The IRS has completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.

The Tax Court's decision is a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. DOJ pursuant to the Deferred Prosecution Agreement. In March 2016, the Company reached a tentative settlement with the IRS allowing a deduction of $39.3 million. The Company expects that this will be reflected in formal settlement documents executed in the second quarter of 2016. As of December 31, 2015, the Company had recognized a cumulative benefit of approximately $23.3 million related to this matter. “Income tax expense” in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2016 increased by $7.7 million as a result of the tentative settlement.
Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, the liability for unrecognized tax benefits was $38.2 million and $30.5 million, respectively, all of which could impact the effective tax rate if recognized. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2016 and 2015, the Company's accrual for interest and penalties increased by $0.5 million and $0.2 million, respectively. As of March 31, 2016 and December 31, 2015, the Company had a liability of $5.0 million and $4.5 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the tentative settlement reached with the IRS related to the deduction of payments the Company made to the U.S. DOJ in connection with the Deferred Prosecution Agreement described above, as well as the Company's appeal in the U.S. Court of Appeals related to its securities losses previously discussed, it is possible that there could be a significant increase or decrease to the total amount of unrecognized tax benefits over the next 12 months. As of March 31, 2016, it is only possible to reasonably estimate a decrease of $21.2 million of unrecognized tax positions related to the federal tax associated with the tentative settlement with the IRS as discussed above.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $3.0 million and $16.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. A nominal charge and $0.2 million were recorded in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015, respectively, for legal proceedings.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs & Co., Inc. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. On May 19, 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On June 18, 2015, the plaintiff filed a motion to remand the case back to Delaware State Court. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation. Under the settlement agreement, the Company made a non-refundable payment of $13.0 million to the participating states in March 2016 to be used by the states to provide restitution to consumers. The Company also agreed to implement certain enhancements to its compliance program and provide periodic reports to the states party to the settlement agreement.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) sanctions regulations. We have notified OFAC of the ongoing internal investigation, which is being conducted in conjunction with the Company’s outside counsel. If any violations are confirmed as part of our investigation, we could be subject to fines or penalties.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit.

The Tax Court's decision is a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.

Note 13 — Earnings per Common Share

For all periods in which it is outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings per common share because the D Stock is deemed a common stock equivalent. Diluted earnings per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings per common share assumes the exercise of stock options using the treasury stock method. Weighted-average basic and diluted shares used in calculating loss per common share are 62.4 million and 62.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
Potential common shares are excluded from the computation of diluted earnings (loss) per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period. The following table summarizes the weighted-average potential common shares excluded from diluted loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Shares related to stock options	3.0	3.7
Shares related to restricted stock units	4.1	2.7
Shares excluded from the computation	7.1	6.4

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 19 percent and 21 percent of total revenue for the three months ended March 31, 2016 and 2015, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Global Funds Transfer revenue:
Money transfer revenue	$316.2	$286.8
Bill payment revenue	24.1	25.5
Total Global Funds Transfer revenue	340.3	312.3
Financial Paper Products revenue:
Money order revenue	12.7	13.1
Official check revenue	5.4	5.2
Total Financial Paper Products revenue	18.1	18.3
Total revenue	$358.4	$330.6

The following table is a summary of the operating income (loss) by segment and detail of the income (loss) before income taxes:

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Global Funds Transfer operating income	$23.7	$0.2
Financial Paper Products operating income	4.5	5.4
Total segment operating income	28.2	5.6
Other operating loss	(5.1)	(3.9)
Total operating income	23.1	1.7
Interest expense	11.3	11.1
Income (loss) before income taxes	$11.8	$(9.4)
The following table sets forth the assets by segment:

(Amounts in millions)	March 31, 2016	December 31, 2015
Global Funds Transfer	$2,105.4	$1,982.0
Financial Paper Products	2,001.3	2,326.4
Other	173.3	196.8
Total assets	$4,280.0	$4,505.2

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
The following information represents Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, along with Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2016 and 2015. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$59.1	$80.3	$—	$141.5
Settlement assets	—	3,233.5	77.7	—	3,311.2
Property and equipment, net	—	174.6	20.9	—	195.5
Goodwill	—	315.3	126.9	—	442.2
Other assets	25.5	165.7	39.3	(40.9)	189.6
Equity investments in subsidiaries	886.1	216.1	—	(1,102.2)	—
Intercompany receivables	—	218.2	—	(218.2)	—
Total assets	$913.7	$4,382.5	$345.1	$(1,361.3)	$4,280.0
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,269.4	$41.8	$—	$3,311.2
Debt	940.8	—	—	—	940.8
Pension and other postretirement benefits	—	94.0	—	—	94.0
Accounts payable and other liabilities	2.2	133.0	64.0	(40.9)	158.3
Intercompany liabilities	195.0	—	23.2	(218.2)	—
Total liabilities	1,138.0	3,496.4	129.0	(259.1)	4,504.3
Total stockholders’ (deficit) equity	(224.3)	886.1	216.1	(1,102.2)	(224.3)
Total liabilities and stockholders’ (deficit) equity	$913.7	$4,382.5	$345.1	$(1,361.3)	$4,280.0

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$88.2	$74.2	$—	$164.5
Settlement assets	—	3,424.1	81.5	—	3,505.6
Property and equipment, net	—	179.0	20.7	—	199.7
Goodwill	—	315.3	126.9	—	442.2
Other assets	27.0	168.5	36.4	(38.7)	193.2
Equity investments in subsidiaries	885.5	215.8	—	(1,101.3)	—
Intercompany receivables	6.3	201.2	—	(207.5)	—
Total assets	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.3	$43.3	$—	$3,505.6
Debt	942.6	—	—	—	942.6
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	1.0	148.0	73.2	(38.7)	183.5
Intercompany liabilities	200.1	—	7.4	(207.5)	—
Total liabilities	1,143.7	3,706.6	123.9	(246.2)	4,728.0
Total stockholders’ (deficit) equity	(222.8)	885.5	215.8	(1,101.3)	(222.8)
Total liabilities and stockholders’ (deficit) equity	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$354.0	$91.3	$(90.6)	$354.7
Investment revenue	—	3.7	—	—	3.7
Total revenue	—	357.7	91.3	(90.6)	358.4
EXPENSES
Fee and other commissions expense	—	158.5	53.7	(49.9)	162.3
Investment commissions expense	—	0.5	—	—	0.5
Total commissions expense	—	159.0	53.7	(49.9)	162.8
Compensation and benefits	—	49.5	22.2	—	71.7
Transaction and operations support	0.4	92.6	12.2	(40.7)	64.5
Occupancy, equipment and supplies	—	11.3	3.9	—	15.2
Depreciation and amortization	—	17.7	3.4	—	21.1
Total operating expenses	0.4	330.1	95.4	(90.6)	335.3
OPERATING (LOSS) INCOME	(0.4)	27.6	(4.1)	—	23.1
Other expense
Interest expense	11.3	—	—	—	11.3
Total other expense	11.3	—	—	—	11.3
(Loss) income before income taxes	(11.7)	27.6	(4.1)	—	11.8
Income tax (benefit) expense	(4.3)	24.5	(4.2)	—	16.0
(Loss) income after income taxes	(7.4)	3.1	0.1	—	(4.2)
Equity income in subsidiaries	3.2	0.1	—	(3.3)	—
NET (LOSS) INCOME	(4.2)	3.2	0.1	(3.3)	(4.2)
TOTAL OTHER COMPREHENSIVE INCOME	2.0	4.3	5.4	(9.7)	2.0
COMPREHENSIVE (LOSS) INCOME	$(2.2)	$7.5	$5.5	$(13.0)	$(2.2)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$440.1	$95.7	$(208.1)	$327.7
Investment revenue	—	2.9	—	—	2.9
Total revenue	—	443.0	95.7	(208.1)	330.6
OPERATING EXPENSES
Fee and other commissions expense	—	295.3	41.9	(183.8)	153.4
Investment commissions expense	—	0.1	—	—	0.1
Total commissions expense	—	295.4	41.9	(183.8)	153.5
Compensation and benefits	—	48.6	26.1	—	74.7
Transaction and operations support	0.3	79.0	15.4	(24.3)	70.4
Occupancy, equipment and supplies	—	11.2	4.3	—	15.5
Depreciation and amortization	—	11.9	2.9	—	14.8
Total operating expenses	0.3	446.1	90.6	(208.1)	328.9
OPERATING (LOSS) INCOME	(0.3)	(3.1)	5.1	—	1.7
Other expenses
Interest expense	11.1	—	—	—	11.1
Total other expenses	11.1	—	—	—	11.1
(Loss) income before income taxes	(11.4)	(3.1)	5.1	—	(9.4)
Income tax (benefit) expense	(4.0)	66.1	0.5	—	62.6
(Loss) income after income taxes	(7.4)	(69.2)	4.6	—	(72.0)
Equity income (loss) in subsidiaries	(64.6)	4.6	—	60.0	—
NET (LOSS) INCOME	(72.0)	(64.6)	4.6	60.0	(72.0)
TOTAL OTHER COMPREHENSIVE LOSS	(10.6)	(10.6)	(14.6)	25.2	(10.6)
COMPREHENSIVE LOSS	$(82.6)	$(75.2)	$(10.0)	$85.2	$(82.6)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(9.7)	$16.2	$(7.1)	$—	$(0.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(15.4)	(2.6)	—	(18.0)
Dividend from subsidiary guarantors	12.9	—	—	(12.9)	—
Intercompany investments	—	(17.0)	—	17.0	—
Net cash provided by (used in) investing activities	12.9	(32.4)	(2.6)	4.1	(18.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Stock repurchase	(1.9)	—	—	—	(1.9)
Dividend to parent	—	(12.9)	—	12.9	—
Intercompany financings	1.2		15.8	(17.0)	—
Net cash (used in) provided by financing activities	(3.2)	(12.9)	15.8	(4.1)	(4.4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(29.1)	6.1	—	(23.0)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of period	$2.1	$59.1	$80.3	$—	$141.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(13.1)	$32.9	$(65.8)	$—	$(46.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(25.9)	(1.0)	—	(26.9)
Dividend from subsidiary guarantors	12.9	—	—	(12.9)	—
Intercompany investments	2.7	43.3	—	(46.0)	—
Net cash provided by (used in) investing activities	15.6	17.4	(1.0)	(58.9)	(26.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(2.5)	—	—	—	(2.5)
Dividend to parent	—	(12.9)	—	12.9	—
Intercompany financings	—	(2.7)	(43.3)	46.0	—
Net cash used in financing activities	(2.5)	(15.6)	(43.3)	58.9	(2.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	34.7	(110.1)	—	(75.4)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$126.7	$46.4	$—	$175.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
The comparisons presented in this MD&A refer to the same period in the prior year, unless otherwise noted. This MD&A is organized in the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We have Company-operated retail locations in the U.S. and Western Europe. Our Digital solutions include moneygram.com, mobile solutions, account deposit and kiosk-based services.
We manage our revenue and related commissions expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in over 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 88% of total revenue for the three months ended March 31, 2016. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money order services to consumers through our retail and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Excluded from operating income for Global Funds Transfer and Financial Paper Products segments are corporate expenses that are not related to our segments' performance.
Business Environment
The Company's financial results were positively impacted year-over-year primarily by money transfer revenue growth, specifically the Non-U.S. and U.S. Outbound corridors, continued growth in the Digital channel and the wind down of the 2014 Global Transformation Program reorganization and restructuring activities in the first quarter of 2016.
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
Throughout 2015 and in the first quarter of 2016, worldwide political and economic conditions continued to remain unstable, as evidenced by high unemployment rates in key markets, lower oil prices, currency controls, restricted lending activity, weak currencies, lower currency reserves and low consumer confidence, among other factors. Specifically, there is continued political and economic unrest in parts of the Middle East, Russia and Africa that contributed to the volatility. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country in the first quarter of 2016.

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
Anticipated Trends for 2016
This discussion of trends expected to impact our business in 2016 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions during 2016 compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements" included further below and Part I, Item 1A, “Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share growth. We also continue to monitor pricing actions from our competitors which may also result in pricing changes for our products and services.
For our Financial Paper Products segment, we expect the decline in overall paper-based transactions to continue primarily due to continued migration by customers to other payment methods. We also expect the underlying balances to remain stable or move commensurate with the transaction volume.
We continue to have challenges from countries that are restricted in their ability to transact, which has impacted and continues to impact our business in historically strong growth markets. Additionally, the low oil prices, the strengthened U.S. dollar and political instability have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries. In the first quarter for 2016, we realized a positive impact from certain currency purchases due to favorable market conditions. However, given the unpredictability of foreign exchange markets, we cannot be certain that these market conditions will continue to exist for the remainder of the year.
We continue to see a trend among state, federal and international regulators towards enhanced scrutiny of anti-money laundering compliance programs, as well as consumer fraud prevention and education. Compliance with laws and regulations is a highly complex and integral part of our day-to-day operations, thus we have continued to increase our compliance personnel headcount and make investments in our compliance-related technology and infrastructure. In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). We have received three annual reports from the compliance monitor, which have resulted in us continuing to make investments in our compliance systems and operations. We incurred $1.9 million of expense directly related to the compliance monitor for the three months ended March 31, 2016.
In February 2014, we announced the 2014 Global Transformation Program, which consists of three key components: reorganization and restructuring, compliance enhancement and a focus on Digital revenue.
Our reorganization and restructuring activities related to the 2014 Global Transformation Program are centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company is near completion of these activities. As a result of the reorganization and restructuring program we estimate to generate approximately $25 million of annual pre-tax cost savings in 2016.
Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the MDPA and U.S. DOJ. We anticipate making investments of approximately $25 million related to the compliance enhancement program during 2016; and the Company made total investments of approximately $8.0 million in the first quarter of 2016, which include $5.0 million of capital expenditures and $3.0 million of expenses incurred.
We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. Digital solutions represented 13% of money transfer revenue for the three months ended March 31, 2016 and we are anticipating it to reach 15% to 20% by the end of 2017. For the three months ended March 31, 2016 and 2015, Digital revenue was $41.5 million and $31.6 million, respectively.
Financial Measures and Key Metrics
This Form 10-Q includes financial information prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.

GAAP Measures — We utilize certain financial measures prepared in accordance with GAAP to assess the Company's overall performance. These measures include, but are not limited to: fee and other revenue, fee and other commissions expense, fee and other revenue less commissions, operating income and operating margin. Due to our regulatory capital requirements, we deem certain payment service assets as settlement assets. Settlement assets represent funds received or to be received from agents for unsettled money transfers, money orders and customer payments. Settlement assets include settlement cash and cash equivalents, receivables, net, interest-bearing investments and available-for-sale investments. See Note 3 — Settlement Assets and Payment Service Obligations of the Notes to the Condensed Consolidated Financial Statements for additional disclosure.
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
Foreign currency — The impact of foreign currency exchange rate fluctuations is typically calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates on revenues, commissions and other operating expenses for all countries where the functional currency is not the U.S. dollar.

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2016	2015
REVENUE
Fee and other revenue	$354.7	$327.7	8%
Investment revenue	3.7	2.9	28%
Total revenue	358.4	330.6	8%
EXPENSES
Fee and other commissions expense	162.3	153.4	6%
Investment commissions expense	0.5	0.1	NM
Total commissions expense	162.8	153.5	6%
Compensation and benefits	71.7	74.7	(4)%
Transaction and operations support	64.5	70.4	(8)%
Occupancy, equipment and supplies	15.2	15.5	(2)%
Depreciation and amortization	21.1	14.8	43%
Total operating expenses	335.3	328.9	2%
OPERATING INCOME	23.1	1.7	NM
Other expense
Interest expense	11.3	11.1	2%
Total other expense	11.3	11.1	2%
Income (loss) before income taxes	11.8	(9.4)	NM
Income tax expense	16.0	62.6	(74)%
NET LOSS	$(4.2)	$(72.0)	94%
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2016	2015
Money transfer fee and other revenue	$316.2	$286.8	10%
Bill payment fee and other revenue	24.1	25.5	(5)%
Global Funds Transfer fee and other revenue	$340.3	$312.3	9%
Fee and other commissions expense	$162.2	$153.3	6%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2015 to 2016:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2015	$286.8
Change resulting from:
Money transfer volume	20.6
Corridor mix	19.9
Average face value per transaction and pricing	(4.9)
Impact from changes in exchange rates	(3.8)
Other	(2.4)
For the period ended March 31, 2016	$316.2
For the three months ended March 31, 2016 the increase in money transfer fee and other revenue was primarily driven by increased Non-U.S. and U.S. outbound money transfer volume discussed further below as well as positive change in corridor mix, partially offset by a decline in average face value of non-U.S. transactions and the stronger U.S. dollar compared to prior year.
The following table displays year over year money transfer fee and other revenue growth by geographic location (the region originating the transaction):

Three Months Ended March 31,
2016 vs 2015
Total money transfer fee and other revenue	10%
U.S. Outbound	11%
Non-U.S.	16%
U.S. to U.S.	(1)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction):

	Three Months Ended March 31,
	2016	2015
U.S. Outbound	44%	43%
Non-U.S.	40%	39%
U.S. to U.S.	16%	18%
The following table displays year over year money transfer transaction growth by geographic location (the region originating the transaction):

Three Months Ended March 31,
2016 vs 2015
Total transactions	7%
U.S. Outbound	10%
Non-U.S.	12%
U.S. to U.S.	(9)%
For the three months ended March 31, 2016, Non-U.S. transactions generated 12% transaction growth and accounted for 40% of total money transfer transactions, primarily driven by Africa and Western Europe. The U.S. Outbound corridor generated 10% transaction growth while accounting for 44% of our total money transfer transactions. The success in the U.S. Outbound corridor was primarily driven by sends to Latin America and Africa. The U.S. to U.S. corridor declined 9% and accounted for 16% of total money transfer transactions. The decline was primarily driven by a decline in transactions lower than $100.

Bill Payment Fee and Other Revenue
For the three months ended March 31, 2016, bill payment fee and other revenue decreased by $1.4 million as a result of lower transactions and lower average fees resulting from shifts in industry mix. Bill payment transactions decreased by 5% for the three months ended March 31, 2016.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2015 to 2016:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2015	$153.3
Change resulting from:
Money transfer revenue	14.9
Money transfer corridor and agent mix	(3.7)
Impact from changes in exchange rates	(1.9)
Other	(0.4)
For the period ended March 31, 2016	$162.2
For the three months ended March 31, 2016, fee and other commissions expense increased 6%, or $8.9 million. The increase in commissions expense was primarily driven by the increase in money transfer revenue offset by money transfer corridor and agent mix due to transaction growth in Digital solutions and regions with lower commission fees as well as the strengthening of the U.S. dollar. Fee and other commissions expense as a percentage of fee and other revenue decreased to 48% for the three months ended March 31, 2016, from 49% for the same period in 2015.
Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three months ended March 31, 2016 and 2015. Investment revenue and investment commissions expense are not included in the analysis below. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2016	2015
Money order fee and other revenue	$11.6	$12.2	(5)%
Official check fee and other revenue	2.8	3.2	(13)%
Financial Paper Product fee and other revenue	$14.4	$15.4	(6)%
Fee and other commissions expense	$0.1	$0.1	—%
For the three months ended March 31, 2016, money order fee and other revenue decreased due to transaction declines of 6% generally attributed to the migration by consumers to other payment methods. Similarly, official check fee and other revenue decreased $0.4 million, or 13%, for the three months ended March 31, 2016 when compared to the same period in 2015.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended March 31,		% Change
(Amounts in millions, except percentages)	2016	2015
Investment revenue	$3.7	$2.9	28%
Investment commissions expense (1)	0.5	0.1	NM
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

Investment revenue increased for the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to higher yields earned on investment balances.
Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended March 31,
	2016		2015
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$71.7	20%	$74.7	23%
Transaction and operations support	64.5	18%	70.4	21%
Occupancy, equipment and supplies	15.2	4%	15.5	5%
Depreciation and amortization	21.1	6%	14.8	4%
Total operating expenses	$172.5	48%	$175.4	53%
For the three months ended March 31, 2016, total operating expenses as a percentage of total revenue decreased as compared to the same period in 2015 mainly due to an increase in total revenue, wind down of the 2014 Global Transformation Program reorganization and restructuring activities and favorable foreign currency impact, offset by an increase in depreciation and amortization discussed in more detail below.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2015 to 2016:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2015	$74.7
Change resulting from:
Reorganization and restructuring costs	(6.0)
Salaries and related payroll taxes	5.6
Cash-based incentive compensation	(1.4)
Pension expense	(1.3)
Stock-based compensation	1.0
Impact from changes in exchange rates	(1.0)
Other	0.1
For the period ended March 31, 2016	$71.7
For the three months ended March 31, 2016, compensation and benefits expense decreased primarily due to the wind down of the 2014 Global Transformation Program reorganization and restructuring activities, decrease in cash-based incentive compensation and a decrease in pension net periodic benefit expense related to the change in our methodology to estimate interest cost, partially offset by an increase in salaries and related payroll taxes driven by higher headcount, as well as an increase in stock-based compensation.
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

The following is a summary of the change in transaction and operations support from 2015 to 2016:

(Amounts in millions)	Three Months Ended
For the period ended March 31, 2015	$70.4
Change resulting from:
Realized foreign exchange gains	(8.7)
Outsourcing, independent contractor and consultant costs	6.3
Agent related costs	(2.0)
Reorganization and restructuring costs	(2.7)
Compliance enhancement program	(1.6)
Provision for loss	1.3
Other	1.5
For the period ended March 31, 2016	$64.5
Transaction and operations support expense decreased for the three months ended March 31, 2016 primarily due to realized foreign exchange gains related to the favorable execution of the purchase of certain currencies throughout the quarter, which traded outside of their historical norms, the wind down of the 2014 Global Transformation Program and a decrease in agent related costs. This decrease was partially offset by an increase in outsourcing, independent contractor and consulting costs as a result of continued investment in our compliance systems and operations and an increase in our provision for loss.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense include facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three months ended March 31, 2016 occupancy, equipment and supplies expenses remained relatively flat when compared to the same period in 2015.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended March 31, 2016, depreciation and amortization increased $6.3 million, or 43%, primarily driven by accelerated depreciation and amortization expense on non-core point of sale equipment expected to be early retired and computer hardware and software asset additions related to the compliance enhancement program.
Other Expenses
Interest Expense
Interest expense remained relatively flat for the three months ended March 31, 2016 when compared to the same period in 2015.
Income Taxes
For the three months ended March 31, 2016, the Company recognized an income tax expense of $16.0 million on pre-tax income of $11.8 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to an increase in uncertain tax positions of $7.7 million due to the tentative settlement reached with the Internal Revenue Service (the "IRS") on the matter related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement, the reversal of tax benefits of $2.8 million on canceled stock options and tax expense of $1.1 million related to non-deductible executive compensation. For the three months ended March 31, 2015, although the Company recognized a pre-tax loss of $9.4 million, tax expense of $62.6 million was recorded primarily as a result of the court decision related to another IRS matter. See Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for additional disclosure on both IRS and other tax matters.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended March 31,		Change
(Amounts in millions, except percentages)	2016	2015
Operating income:
Global Funds Transfer	$23.7	$0.2	$23.5
Financial Paper Products	4.5	5.4	(0.9)
Total segment operating income	28.2	5.6	22.6
Other	(5.1)	(3.9)	(1.2)
Total operating income	$23.1	$1.7	$21.4

Total operating margin	6.4%	0.5%
Global Funds Transfer	7.0%	0.1%
Financial Paper Products	24.9%	29.5%
For the three months ended March 31, 2016, the Company experienced an increase in total operating income and operating margin when compared to the same period in 2015, primarily due to an increase in money transfer fee and other revenue of $29.4 million and a decrease in operating expenses of $9.2 million, excluding commissions expense and depreciation and amortization, primarily as a result of the wind down of the 2014 Global Transformation Program reorganization and restructuring activities and favorable foreign currency impact previously discussed.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
We believe that EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency measures provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA, constant currency adjusted, which provides information to investors regarding MoneyGram's performance without the effect of foreign currency exchange rate fluctuations year over year.
Although we believe that EBITDA, Adjusted EBITDA and Adjusted Free Cash Flow enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies.

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended March 31,
(Amounts in millions, except percentages)	2016	2015	Change
Income (loss) before income taxes	$11.8	$(9.4)	$21.2
Interest expense	11.3	11.1	0.2
Depreciation and amortization	21.1	14.8	6.3
Amortization of agent signing bonuses	14.3	14.6	(0.3)
EBITDA	58.5	31.1	27.4
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation (1)	6.2	6.1	0.1
Compliance enhancement program	3.0	5.5	(2.5)
Direct monitor costs	1.9	1.9	—
Legal and contingent matters (2)	0.2	0.1	0.1
Reorganization and restructuring costs (3)	—	9.9	(9.9)
Adjusted EBITDA	$69.8	$54.6	$15.2

Adjusted EBITDA growth, as reported	28%
Adjusted EBITDA growth, constant currency adjusted	29%

Adjusted EBITDA	$69.8	$54.6	$15.2
Cash payments for interest	(10.4)	(10.4)	—
Cash taxes, net	(2.4)	(7.6)	5.2
Cash payments for capital expenditures	(18.0)	(26.9)	8.9
Cash payments for agent signing bonuses	(7.4)	(44.0)	36.6
Adjusted Free Cash Flow	$31.6	$(34.3)	$65.9

(1) Stock-based compensation, contingent performance awards and certain incentive compensation.
(2) Fees and expenses related to certain legal and contingent matters.
(3) Reorganization and restructuring costs are no longer being adjusted effective January 1, 2016.
For the three months ended March 31, 2016, the Company generated EBITDA of $58.5 million. When compared to the same period in 2015, EBITDA increased $27.4 million, or 88%, primarily due to the increase in money transfer fee and other revenue and the near completion of reorganization and restructuring costs related to the 2014 Global Transformation Program.
For the three months ended March 31, 2016, Adjusted EBITDA increased by $15.2 million, or 28%, from the prior period primarily due to the exclusion of reorganization and restructuring costs as an adjustment item and a decrease in compliance enhancement costs.
For the three months ended March 31, 2016, Adjusted Free Cash Flow was $31.6 million, an increase of $65.9 million when compared to the same period in 2015. The increase was a result of improved profitability, decrease in cash payments for agent signing bonuses of $36.6 million due to the timing of agent expansion and retention efforts, decrease in capital expenditures of $8.9 million due to the wind down of the 2014 Global Transformation Program reorganization and restructuring activities and a decrease in cash taxes of $5.2 million.
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

Cash and Cash Equivalents, Settlement Assets and Payment Service Obligations
The following table shows the components of the Company's cash and cash equivalents and settlement assets:

(Amounts in millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$141.5	$164.5

Settlement assets:
Settlement cash and cash equivalents	1,247.8	1,560.7
Receivables, net	779.8	861.4
Interest-bearing investments	1,263.1	1,062.4
Available-for-sale investments	20.5	21.1
	3,311.2	3,505.6
Payment service obligations	$(3,311.2)	$(3,505.6)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service, ("Moody’s"), Standard & Poor's, ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of March 31, 2016, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash equivalents and interest-bearing investments consist of time deposits, certificates of deposit and money market funds that invest in U.S. government and government agency securities.
Available-for-sale Investments
Our investment portfolio includes $20.5 million of available-for-sale investments as of March 31, 2016. U.S. government agency residential mortgage-backed securities compose $9.1 million of our available-for-sale investments, while other asset-backed securities compose the remaining $11.4 million.

Credit Facilities
On March 28, 2013, we entered into the Amended and Restated Credit Agreement ("2013 Credit Agreement") with Bank of America, N.A. ("BOA"), as administrative agent, the financial institutions party thereto, as lenders, and the other agents party thereto. The 2013 Credit Agreement provided for (i) a senior secured five-year revolving credit facility up to an aggregate principal amount of $125.0 million (the "Revolving Credit Facility") and (ii) a senior secured seven-year term loan facility of $850.0 million (“Term Credit Facility”). The Revolving Credit Facility includes a sub-facility that permits the Company to request the issuance of letters of credit up to an aggregate amount of $50.0 million, with borrowings available for general corporate purposes and which would reduce the amount available under the Revolving Credit Facility.
On April 2, 2014, we entered into a First Incremental Amendment and Joinder Agreement with BOA, as administrative agent, and various lenders, which provided for (i) a tranche under the Term Credit Facility in an aggregate principal amount of $130.0 million, (ii) an increase in the aggregate revolving loan commitments under the 2013 Credit Agreement from $125.0 million to $150.0 million, and (iii) certain other amendments to the 2013 Credit Agreement.
The following table is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	March 31, 2016	December 31, 2015
Senior secured credit facility, net	4.25%	$940.8	$942.6
As of March 31, 2016, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At March 31, 2016, the Company was in compliance with its financial covenants. See Note 7 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of March 31, 2016, our credit ratings from Moody’s and S&P were B1 and B+, respectively, both with a stable outlook. On April 22, 2016, S&P changed their outlook from stable to negative. Our credit facilities, regulatory capital requirements and other obligations were not impacted and will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of March 31, 2016. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.
Analysis of Cash Flows

	Three Months Ended March 31,
(Amounts in millions)	2016	2015
Net cash used in operating activities	$(0.6)	$(46.0)
Net cash used in investing activities	(18.0)	(26.9)
Net cash used in financing activities	(4.4)	(2.5)
Net change in cash and cash equivalents	$(23.0)	$(75.4)
Cash Flows Used in Operating Activities
For the three months ended March 31, 2016 and 2015, operating activities used net cash of $0.6 million and $46.0 million, respectively. The decrease in cash used by operating activities was primarily due to a decrease in net loss and a decrease in signing bonus payments of $36.6 million due to the timing of agent expansion and retention efforts. This decrease was partially offset by increased payments for employee performance bonuses and a payment of $13.0 million related to the State Civil Investigative Demands matter in March 2016. See Note 12 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to this matter.
Cash Flows Used in Investing and Financing Activities
For the three months ended March 31, 2016 and 2015, investing activities used cash of $18.0 million and $26.9 million, respectively, for capital expenditures related to the 2014 Global Transformation Program and ongoing business operations.

For the three months ended March 31, 2016, financing activities used cash of $4.4 million, primarily for principal payments associated with the 2013 Credit Agreement and stock repurchases. For the three months ended March 31, 2015, financing activities used cash of $2.5 million, primarily for principal payments associated with the 2013 Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. On a regular basis, management reviews its accounting policies, assumptions and estimates to ensure that our financial statements are presented fairly and in accordance with GAAP. Our significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended March 31, 2016. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with respect to, among other things, the financial condition, results of operations, plans, objectives, future performance and business of MoneyGram and its subsidiaries. Statements preceded by, followed by or that include words such as “believes,” “estimates,” “expects,” “projects,” “plans,” “anticipates,” "intends," “continues,” “will,” “should,” “could,” “may,” “would,” "goals" and other similar expressions are intended to identify some of the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are included, along with this statement, for purposes of complying with the safe harbor provisions of the Act. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the risks and uncertainties described in Part I, Item 1A under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the various factors described herein. These forward-looking statements speak only as of the date they are made, and MoneyGram undertakes no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as required by federal securities law. These forward-looking statements are based on management’s current expectations, beliefs and assumptions and are subject to certain risks, uncertainties and changes in circumstances due to a number of factors. These factors include, but are not limited to:

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

•
litigation and regulatory proceedings involving us or our agents, which could result in material settlements, fines or penalties, revocation of required licenses or registrations, termination of contracts, other administrative actions or lawsuits and negative publicity;

•	possible uncertainties relating to compliance with and the impact of the DPA;

•	current and proposed regulations addressing consumer privacy and data use and security;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

•
our offering of money transfer services through agents in regions that are politically volatile or, in a limited number of cases, that are subject to certain Office of Foreign Assets Control ("OFAC") restrictions;

•	changes in tax laws or an unfavorable outcome with respect to the audit of our tax returns or tax positions, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	our ability to manage risks associated with our international sales and operations;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	weakened consumer confidence in our business or money transfers generally;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of Thomas H. Lee Partners on our Board of Directors; and

•
the risks and uncertainties described in the “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as well as any additional risk factors that may be described in our other filings with the Securities and Exchange Commission ("SEC") from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2015. For further information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged.
Litigation Commenced Against the Company:
Class Action Securities Litigation - On April 15, 2015, a putative securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs & Co., Inc. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, issued in connection with the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. On May 19, 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. On June 18, 2015, the plaintiff filed a motion to remand the case back to Delaware State Court. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations:
State Civil Investigative Demands — MoneyGram has received Civil Investigative Demands from a working group of nine state attorneys general who have initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation. Under the settlement agreement, the Company made a payment of $13.0 million to the participating states to be used by the states in March 2016 to provide restitution to consumers. The Company also agreed to implement certain enhancements to its compliance program and provide periodic reports to the states party to the settlement agreement.
Other Matters — The Company is involved in various other government inquiries and other matters that arise from time to time. Management does not believe that after final disposition any of these other matters is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows.
In 2015, we initiated an internal investigation to identify any payments processed by the Company that were violations of the U.S. Department of the Treasury's OFAC sanctions regulations. We have notified OFAC of the ongoing internal investigation, which is being conducted in conjunction with the Company’s outside counsel. If any violations are confirmed as part of our investigation, we could be subject to fines or penalties.
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013, and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position and filed a notice of appeal with the U.S. Tax Court on July 27, 2015. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.

ITEM 1A. RISK FACTORS
There has been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of March 31, 2016, the Company had repurchased 8,601,602 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 3,398,398 shares. During the three months ended March 31, 2016, the Company repurchased 324,529 common shares.
The following table presents a summary of share repurchases made by the Company during the three months ended March 31, 2016 under the repurchase authorization.

Period (Amounts in millions, except share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
January 1, 2016 - January 31, 2016	—	—	—	3,722,927
February 1, 2016 - February 29, 2016	—	—	—	3,722,927
March 1, 2016 - March 31, 2016	324,529	$6.01	324,529	3,398,398
Total	324,529	$6.01	324,529
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

May 3, 2016	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
Vice President and Corporate Controller
(Principal Accounting Officer)

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

3.5
Amended and Restated Bylaws of MoneyGram International, Inc., as amended and restated October 28, 2015 (Incorporated by reference from Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2015).

3.6
Amendment to the Amended and Restated Bylaws of MoneyGram International, Inc., dated March 2, 2016 (Incorporated by reference from Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed on March 2, 2016).

3.7
Amended and Restated Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of MoneyGram International, Inc., dated May 18, 2011 (Incorporated by reference from Exhibit 3.2 to Registrant's Current Report on Form 8-K filed May 23, 2011).

10.1+
Amended and Restated Master Trust Agreement, dated January 29, 2016, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc. (Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 1, 2016).

10.2*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Time-Based Restricted Stock Unit Award Agreement.
10.3*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Restricted Stock Unit Award Agreement.
10.4*†	Form of MoneyGram International, Inc. 2005 Omnibus Incentive Plan 2016 Global Performance-Based Cash Award Agreement.
10.5*†	2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley.
10.6*†	2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley.
10.7*†	2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and Pamela H. Patsley.
10.8*†	2016 Global Time-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes.
10.9*†	2016 Global Performance-Based Restricted Stock Unit Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes.
10.10*†	2016 Global Performance-Based Cash Award Agreement, dated February 23, 2016, between MoneyGram International, Inc. and W. Alexander Holmes.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Stockholders' Deficit as of March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.