Form 10-Q
period 2016-06-30
MONEYGRAM INTERNATIONAL INC
filed 2016-08-01
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2016

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
As of July 29, 2016, 53,445,844 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$148.6	$164.5
Settlement assets	3,320.5	3,505.6
Property and equipment, net	196.8	199.7
Goodwill	442.2	442.2
Other assets	182.7	193.2
Total assets	$4,290.8	$4,505.2

LIABILITIES
Payment service obligations	$3,320.5	$3,505.6
Debt	939.0	942.6
Pension and other postretirement benefits	91.4	96.3
Accounts payable and other liabilities	161.1	183.5
Total liabilities	4,512.0	4,728.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at June 30, 2016 and December 31, 2015	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at June 30, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	1,011.9	1,002.4
Retained loss	(1,260.0)	(1,226.8)
Accumulated other comprehensive loss	(48.4)	(48.7)
Treasury stock: 5,399,831 and 5,612,188 shares at June 30, 2016 and December 31, 2015, respectively	(109.2)	(134.2)
Total stockholders’ deficit	(221.2)	(222.8)
Total liabilities and stockholders’ deficit	$4,290.8	$4,505.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions, except per share data)	2016	2015	2016	2015
REVENUE
Fee and other revenue	$379.3	$356.0	$734.0	$683.7
Investment revenue	4.4	2.8	8.1	5.7
Total revenue	383.7	358.8	742.1	689.4
EXPENSES
Fee and other commissions expense	172.9	163.2	335.2	316.6
Investment commissions expense	0.6	0.2	1.1	0.3
Total commissions expense	173.5	163.4	336.3	316.9
Compensation and benefits	74.4	87.8	146.1	162.5
Transaction and operations support	83.1	90.3	147.6	160.7
Occupancy, equipment and supplies	16.0	15.8	31.2	31.3
Depreciation and amortization	20.5	17.2	41.6	32.0
Total operating expenses	367.5	374.5	702.8	703.4
OPERATING INCOME (LOSS)	16.2	(15.7)	39.3	(14.0)
Other expense
Interest expense	11.2	11.4	22.5	22.5
Total other expense	11.2	11.4	22.5	22.5
Income (loss) before income taxes	5.0	(27.1)	16.8	(36.5)
Income tax expense (benefit)	1.9	(14.7)	17.9	47.9
NET INCOME (LOSS)	$3.1	$(12.4)	$(1.1)	$(84.4)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.20)	$(0.02)	$(1.36)
Diluted	$0.05	$(0.20)	$(0.02)	$(1.36)

Weighted-average outstanding common shares and equivalents used in computing income (loss) per common share
Basic	62.5	62.1	62.5	62.1
Diluted	66.0	62.1	62.5	62.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
NET INCOME (LOSS)	$3.1	$(12.4)	$(1.1)	$(84.4)
OTHER COMPREHENSIVE (LOSS) INCOME
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax (benefit) expense of ($0.1) and $0.1 for the three and six months ended June 30, 2016 and 2015, respectively	(0.2)	(0.1)	(0.2)	—
Net change in pension liability due to amortization of prior service cost and net actuarial losses, net of tax benefit of $0.5 and $0.8 for the three months ended June 30, 2016 and 2015, respectively, and $1.0 and $1.6 for the six months ended June 30, 2016 and 2015, respectively	0.8	1.4	1.6	2.8
Valuation adjustment for pension and postretirement benefits, net of tax expense of $0.0 and $3.7 for the three and six months ended June 30, 2016 and 2015, respectively	—	6.3	—	6.3
Pension settlement charge, net of tax benefit of $0.0 and $5.0 for the three and six months ended June 30, 2016 and 2015, respectively	—	8.8	—	8.8
Unrealized foreign currency translation adjustments, net of tax (benefit) expense of ($1.0) and $2.5 for the three months ended June 30, 2016 and 2015, respectively, and $1.8 and ($4.5) for the six months ended June 30, 2016 and 2015, respectively	(2.3)	4.3	(1.1)	(7.8)
Other comprehensive (loss) income	(1.7)	20.7	0.3	10.1
COMPREHENSIVE INCOME (LOSS)	$1.4	$8.3	$(0.8)	$(74.3)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1.1)	$(84.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41.6	32.0
Signing bonus amortization	27.7	29.1
Signing bonus payments	(14.6)	(63.8)
Amortization of debt issuance costs and debt discount	1.6	1.5
Non-cash compensation and pension expense	12.8	29.5
Change in other assets	(1.7)	29.0
Change in accounts payable and other liabilities	(34.3)	(30.0)
Other non-cash items, net	(0.3)	(0.2)
Net cash provided by (used in) operating activities	31.7	(57.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38.1)	(59.7)
Net cash used in investing activities	(38.1)	(59.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	(5.0)
Stock repurchase	(4.6)	—
Net cash used in financing activities	(9.5)	(5.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(15.9)	(122.0)
CASH AND CASH EQUIVALENTS—Beginning of period	164.5	250.6
CASH AND CASH EQUIVALENTS—End of period	$148.6	$128.6
Supplemental cash flow information:
Cash payments for interest	$20.9	$21.0
Cash taxes, net	$4.6	$65.3
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)
Net loss	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation activity	—	—	9.5	(32.1)	—	29.6	7.0
Stock repurchase	—	—	—	—	—	(4.6)	(4.6)
Other comprehensive income	—	—	—	—	0.3	—	0.3
June 30, 2016	$183.9	$0.6	$1,011.9	$(1,260.0)	$(48.4)	$(109.2)	$(221.2)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Net loss	—	—	—	(84.4)	—	—	(84.4)
Stock-based compensation activity	—	—	9.0	(4.8)	—	4.1	8.3
Other comprehensive income	—	—	—	—	10.1	—	10.1
June 30, 2015	$183.9	$0.6	$991.8	$(1,233.8)	$(57.0)	$(134.2)	$(248.7)
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Recent Accounting Pronouncements and Related Developments — In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•	ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•	ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•	ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new credit impairment standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption of the amendment is permitted. The adoption of ASU 2016-13 will not have a significant impact on our consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which includes certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company completed these reorganization and restructuring activities as of June 30, 2016. In the third quarter of 2015, the Company initiated other reorganization and restructuring activities to further improve operational efficiencies and concluded these activities as of June 30, 2016.
The following table is a roll-forward of the restructuring costs accrual as of June 30, 2016:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2015	$3.8	$—	$0.2	$4.0
Expenses	0.2	0.1	—	0.3
Cash payments	(4.0)	(0.1)	—	(4.1)
Balance, June 30, 2016	$—	$—	$0.2	$0.2
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses as of June 30, 2016:

(Amounts in millions)	2014 Global Transformation Program		Other Restructuring	Total
	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$17.9	$3.1	$0.6	$21.6
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table summarizes the reorganization and restructuring costs recorded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Restructuring costs in operating expenses:
Compensation and benefits	$—	$0.5	$0.2	$2.7
Transaction and operations support	—	0.4	0.1	0.6
Total restructuring costs in operating expenses	—	0.9	0.3	3.3
Reorganization costs in operating expenses:
Compensation and benefits	—	1.9	—	5.9
Transaction and operations support	—	1.6	0.1	4.3
Occupancy, equipment and supplies	—	0.2	0.1	1.0
Total reorganization costs in operating expenses	—	3.7	0.2	11.2
Total reorganization and restructuring costs	$—	$4.6	$0.5	$14.5
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses by reportable segment as of June 30, 2016:

(Amounts in millions)	Global Funds Transfer	Financial Paper Products	Other	Total
2014 Global Transformation Program
Balance, December 31, 2015	$17.8	$2.2	$0.7	$20.7
First quarter 2016	0.3	—	—	0.3
Total cumulative restructuring costs incurred to date in operating expenses	18.1	2.2	0.7	21.0
Other Restructuring
Total cumulative restructuring costs incurred to date in operating expenses	0.6	—	—	0.6

Total restructuring costs incurred	$18.7	$2.2	$0.7	$21.6

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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	June 30, 2016	December 31, 2015
Settlement assets:
Settlement cash and cash equivalents	$1,340.4	$1,560.7
Receivables, net	758.7	861.4
Interest-bearing investments	1,202.0	1,062.4
Available-for-sale investments	19.4	21.1
	$3,320.5	$3,505.6
Payment service obligations	$(3,320.5)	$(3,505.6)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
June 30, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$8.4	$—	$8.4
Other asset-backed securities	—	11.0	11.0
Forward contracts	1.2	—	1.2
Total financial assets	$9.6	$11.0	$20.6
Financial liabilities:
Forward contracts	$—	$—	$—

December 31, 2015
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$9.5	$—	$9.5
Other asset-backed securities	—	11.6	11.6
Forward contracts	0.8	—	0.8
Total financial assets	$10.3	$11.6	$21.9
Financial liabilities:
Forward contracts	$0.1	$—	$0.1
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3:

			June 30, 2016		December 31, 2015
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third-party pricing service	$0.1	$78.67	$0.1	$79.19
Home equity	Price	Third-party pricing service	0.1	27.67	0.1	29.40
Indirect exposure — high grade	Price	Third-party pricing service	8.4	21.76	8.3	21.65
Indirect exposure — mezzanine	Price	Third-party pricing service	0.7	0.68	0.8	0.75
Indirect exposure — mezzanine	Price	Broker	1.0	1.49	1.1	1.58
Other	Net asset value	Third-party pricing service	0.7	3.70	1.2	6.34
Total			$11.0		$11.6
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Beginning balance	$11.4	$12.5	$11.6	$12.6
Principal paydowns	(0.6)	(0.1)	(0.8)	(0.2)
Change in unrealized gains	0.1	(0.2)	0.1	(0.2)
Net realized gains	0.1	—	0.1	—
Ending balance	$11.0	$12.2	$11.0	$12.2
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Senior secured credit facility	$892.5	$858.9	$949.4	$954.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and interest-bearing investments approximate fair value as of June 30, 2016 and December 31, 2015.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	June 30, 2016	December 31, 2015
Cash	$1,481.4	$1,717.3
Money market securities	7.6	7.9
Cash and cash equivalents (1)	1,489.0	1,725.2
Interest-bearing investments	1,202.0	1,062.4
Available-for-sale investments	19.4	21.1
Total investment portfolio	$2,710.4	$2,808.7
(1) For purposes of the discussion of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.

The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
(Amounts in millions)
June 30, 2016
Residential mortgage-backed securities	$7.5	$0.9	$8.4
Other asset-backed securities	1.5	9.5	11.0
Total	$9.0	$10.4	$19.4

December 31, 2015
Residential mortgage-backed securities	$8.7	$0.8	$9.5
Other asset-backed securities	1.7	9.9	11.6
Total	$10.4	$10.7	$21.1
As of June 30, 2016 and December 31, 2015, 43% and 45%, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government, and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and six months ended June 30, 2016 and 2015, the Company had nominal net realized gains. The Company had no unrealized losses in its available-for-sale portfolio as of June 30, 2016 and December 31, 2015. See summary of net unrealized gains included in Accumulated other comprehensive loss at Note 9 — Stockholders' Deficit.
Contractual Maturities — Actual maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations, sometimes without call or prepayment penalties. Maturities of residential mortgage-backed and other asset-backed securities depend on the repayment characteristics and experience of the underlying obligations.

Note 6 — Derivative Financial Instruments

The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Net realized foreign currency (losses) gains	$(2.1)	$5.5	$4.6	$(18.8)
Net gains (losses) from the related forward contracts	5.9	(5.3)	9.9	21.1
Net gains from foreign currency transactions and related forward contracts	$3.8	$0.2	$14.5	$2.3

As of June 30, 2016 and December 31, 2015, the Company had $314.8 million and $295.8 million, respectively, of outstanding notional amounts relating to its forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Other assets	$1.9	$1.0	$(0.7)	$(0.2)	$1.2	$0.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$0.7	$0.3	$(0.7)	$(0.2)	$—	$0.1
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

Note 7 — Debt

The following is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	June 30, 2016	December 31, 2015
Senior secured credit facility due 2020	4.25%	$949.4	$954.3
Unamortized debt issuance costs and debt discount		(10.4)	(11.7)
Total debt, net		$939.0	$942.6
Revolving Credit Facility — As of June 30, 2016, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $150.0 million of availability thereunder.
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
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation:

(Amounts in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$148.6	$164.5
Settlement assets	3,320.5	3,505.6
Total cash and cash equivalents and settlement assets	3,469.1	3,670.1
Payment service obligations	(3,320.5)	(3,505.6)
Assets in excess of payment service obligations	$148.6	$164.5

The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
As of June 30, 2016, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.43 to 1.00 and our secured leverage ratio was 3.511 to 1.00. We continuously monitor our compliance with our debt covenants.

Note 8 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as ("Pension"):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Pension settlement charge	$—	$13.8	$—	$13.8
Interest cost	1.6	2.4	3.3	5.0
Expected return on plan assets	(1.3)	(1.5)	(2.6)	(3.3)
Amortization of net actuarial losses	1.4	2.3	2.8	4.6
Net periodic benefit expense	$1.7	$17.0	$3.5	$20.1
The Company made contributions to the Pension Plan of $2.0 million and $4.0 million for each of the three and six months ended June 30, 2016 and 2015, respectively. Contributions made to the SERPs were $0.7 million and $1.7 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.9 million for the three and six months ended June 30, 2015, respectively.
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Amortization of prior service credits	$(0.2)	$(0.1)	$(0.3)	$(0.3)
Amortization of net actuarial losses	0.1	—	0.1	0.1
Net periodic benefit income	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 9 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three or six months ended June 30, 2016 or June 30, 2015.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
December 31, 2015	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive loss before reclassification	(0.1)	(1.1)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	1.6	1.5
Net current period other comprehensive (loss) income	(0.2)	(1.1)	1.6	0.3
June 30, 2016	$10.9	$(14.6)	$(44.7)	$(48.4)

December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before reclassification	0.6	(7.8)	6.3	(0.9)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	11.6	11.0
Net current period other comprehensive (loss) income	—	(7.8)	17.9	10.1
June 30, 2015	$11.2	$(13.2)	$(55.0)	$(57.0)
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Location
(Amounts in millions)	2016	2015	2016	2015
Change in unrealized gains on securities classified as available-for-sale, before tax	$—	$(0.3)	$(0.1)	$(0.5)	"Investment revenue"
Tax expense	—	(0.1)	—	(0.1)
Total, net of tax	—	(0.4)	(0.1)	(0.6)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credits	(0.2)	(0.1)	(0.3)	(0.3)	"Compensation and benefits"
Amortization of net actuarial losses	1.5	2.3	2.9	4.7	"Compensation and benefits"
Settlement charges	—	13.8	—	13.8	"Compensation and benefits"
Total before tax	1.3	16.0	2.6	18.2
Tax benefit	(0.5)	(5.8)	(1.0)	(6.6)
Total, net of tax	0.8	10.2	1.6	11.6

Total reclassified for the period, net of tax	$0.8	$9.8	$1.5	$11.0

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Expense recognized related to stock options	$0.7	$1.0	$1.6	$2.5
Expense recognized related to restricted stock units	3.8	4.0	7.9	6.5
Stock-based compensation expense	$4.5	$5.0	$9.5	$9.0
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2015	3,092,581	$19.20	5.2 years	$—
Forfeited/Expired	(361,766)	25.59
Options outstanding at June 30, 2016	2,730,815	$18.35	4.7 years	$—
Vested or expected to vest at June 30, 2016	2,708,693	$18.36	4.7 years	$—
Options exercisable at June 30, 2016	2,329,528	$18.34	4.4 years	$—
As of June 30, 2016, the unrecognized stock option expense related to outstanding options was $2.1 million with a remaining weighted-average vesting period of 0.7 years.
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
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2015	4,162,568	$10.68	1.0 year	$26.1
Granted	3,014,261	5.11
Vested and converted to shares	(1,448,347)	9.59
Forfeited	(496,007)	11.73
Restricted stock units outstanding at June 30, 2016	5,232,475	$7.68	1.4 years	$35.8

As of June 30, 2016, the Company’s outstanding restricted stock units had unrecognized compensation expense of $24.5 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested was $1.0 million and $13.9 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $3.8 million for the three and six months ended June 30, 2015, respectively.

Note 11 — Income Taxes

For the three months ended June 30, 2016, the Company recognized income tax expense of $1.9 million on pre-tax income of $5.0 million. For the three months ended June 30, 2016, our income tax rate did not differ significantly from our statutory tax rate. For the six months ended June 30, 2016, the Company recognized income tax expense of $17.9 million on a pre-tax income of $16.8 million. The recorded income tax expense for the six months ended June 30, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") on the matter discussed below related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement, the reversal of tax benefits of $3.1 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation.
For the three months ended June 30, 2015, the Company recognized an income tax benefit of $14.7 million on a pre-tax loss of $27.1 million, which included reductions of uncertain tax positions of prior years, which were partially offset by the reversal of tax benefits on share-based compensation. For the six months ended June 30, 2015, although the Company recognized a pre-tax loss of $36.5 million, an income tax expense of $47.9 million was recorded primarily as a result of the U.S. Tax Court decision related to the IRS matter discussed below.
The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of deductions on securities losses in the 2007, 2008 and 2009 tax returns. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit. All appellate briefs were filed by the end of January 2016, and oral arguments were held before the Fifth Circuit on June 7, 2016.
The Tax Court's decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. DOJ pursuant to the Deferred Prosecution Agreement. In April 2016, the Company entered into a settlement agreement with the IRS allowing a deduction of $39.3 million. As of December 31, 2015, the Company had recognized a cumulative benefit of approximately $23.3 million related to this matter. “Income tax expense” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 increased by $7.7 million as a result of the settlement.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the liability for unrecognized tax benefits was $16.9 million and $30.5 million, respectively, all of which could impact the effective tax rate if recognized. During the second quarter of 2016, unrecognized tax benefits decreased by $21.2 million relating to the settlement of the U.S. DOJ tax matter discussed above. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2016, interest and penalties increased by $0.8 million offset by $0.5 million from the settlement of the U.S. DOJ tax matter. For the six months ended June 30, 2015, the Company's accrual for interest and penalties decreased by $1.4 million. As of June 30, 2016 and December 31, 2015, the Company had a liability of $4.8 million and $4.5 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the Company's appeal with the U.S. Court of Appeals related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. As of June 30, 2016, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation alleged. In relation to various legal matters, including those described below, the Company had $1.5 million and $16.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. No charges were recorded for legal proceedings during the three months ended June 30, 2016, while a nominal charge was recorded in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations during the six months ended June 30, 2016. Charges of $2.0 million and $2.2 million were recorded for legal proceedings in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2015, respectively.
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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013 and issued Notices of Deficiency for 2005-2007 and 2009, and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. On July 27, 2015, the Company filed a notice of appeal with the U.S. Tax Court. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit. All appellate briefs were filed by the end of January 2016, and oral arguments were held before the Fifth Circuit on June 7, 2016.
The Tax Court's decision was a change in facts which warranted reassessment of the Company's uncertain tax position. Although the Company believes that it has substantive tax law arguments in favor of its position and has appealed the ruling, the reassessment resulted in the Company determining that it is no longer more likely than not that its existing position will be sustained. Accordingly, the Company re-characterized certain deductions relating to securities losses to be capital in nature, rather than ordinary. The Company recorded a full valuation allowance against these losses in the quarter ended March 31, 2015. This change increased "Income tax expense" in the Condensed Consolidated Statements of Operations in the quarter ended March 31, 2015 by $63.7 million. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.

Note 13 — Earnings per Common Share

For all periods in which it is outstanding, the Series D Participating Convertible Preferred Stock (the "D Stock") is included in the weighted-average number of common shares outstanding utilized to calculate basic earnings (loss) per common share because the D Stock is deemed a common stock equivalent. Diluted earnings (loss) per common share reflects the potential dilution that could result if securities or incremental shares arising out of the Company’s stock-based compensation plans were exercised or converted into common stock. Diluted earnings (loss) per common share assumes the exercise of stock options using the treasury stock method.
The following table is a reconciliation of the weighted-average amounts used in calculating earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Basic common shares outstanding	62.5	62.1	62.5	62.1
Shares related to stock options and restricted stock units	3.5	—	—	—
Diluted common shares outstanding	66.0	62.1	62.5	62.1
Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss available to common stockholders. Stock options are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period and restricted stock units are anti-dilutive if they are subject to performance conditions that have not been met. The following table summarizes the weighted-average potential common shares excluded from diluted earnings (loss) per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Shares related to stock options	2.8	3.5	2.9	3.6
Shares related to restricted stock units	1.8	4.3	4.6	3.5
Shares excluded from the computation	4.6	7.8	7.5	7.1

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 19 percent of total revenue for the three months ended June 30, 2016 and 2015 and 19 percent and 20 percent of total revenue for the six months ended June 30, 2016 and 2015, respectively.
The following table is a summary of the total revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Global Funds Transfer revenue:
Money transfer revenue	$341.5	$316.6	$657.7	$603.4
Bill payment revenue	23.2	24.1	47.3	49.6
Total Global Funds Transfer revenue	364.7	340.7	705.0	653.0
Financial Paper Products revenue:
Money order revenue	12.9	12.8	25.6	25.9
Official check revenue	6.1	5.3	11.5	10.5
Total Financial Paper Products revenue	19.0	18.1	37.1	36.4
Total revenue	$383.7	$358.8	$742.1	$689.4
The following table is a summary of the operating income (loss) by segment and detail of the income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in millions)	2016	2015	2016	2015
Global Funds Transfer operating income	$19.7	$0.4	$43.4	$0.6
Financial Paper Products operating income	4.6	4.0	9.1	9.4
Total segment operating income	24.3	4.4	52.5	10.0
Other operating loss	(8.1)	(20.1)	(13.2)	(24.0)
Total operating income (loss)	16.2	(15.7)	39.3	(14.0)
Interest expense	11.2	11.4	22.5	22.5
Income (loss) before income taxes	$5.0	$(27.1)	$16.8	$(36.5)
The following table sets forth the assets by segment:

(Amounts in millions)	June 30, 2016	December 31, 2015
Global Funds Transfer	$2,113.7	$1,982.0
Financial Paper Products	1,998.9	2,326.4
Other	178.2	196.8
Total assets	$4,290.8	$4,505.2

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
The following information represents Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2016 and 2015 and Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$64.9	$81.6	$—	$148.6
Settlement assets	—	3,239.0	81.5	—	3,320.5
Property and equipment, net	—	177.0	19.8	—	196.8
Goodwill	—	315.3	126.9	—	442.2
Other assets	28.8	166.2	29.5	(41.8)	182.7
Equity investments in subsidiaries	888.3	220.1	—	(1,108.4)	—
Intercompany receivables	—	207.3	26.0	(233.3)	—
Total assets	$919.2	$4,389.8	$365.3	$(1,383.5)	$4,290.8
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,269.4	$51.1	$—	$3,320.5
Debt	939.0	—	—	—	939.0
Pension and other postretirement benefits	—	91.4	—	—	91.4
Accounts payable and other liabilities	3.3	140.7	58.9	(41.8)	161.1
Intercompany liabilities	198.1	—	35.2	(233.3)	—
Total liabilities	1,140.4	3,501.5	145.2	(275.1)	4,512.0
Total stockholders’ (deficit) equity	(221.2)	888.3	220.1	(1,108.4)	(221.2)
Total liabilities and stockholders’ (deficit) equity	$919.2	$4,389.8	$365.3	$(1,383.5)	$4,290.8

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$88.2	$74.2	$—	$164.5
Settlement assets	—	3,424.1	81.5	—	3,505.6
Property and equipment, net	—	179.0	20.7	—	199.7
Goodwill	—	315.3	126.9	—	442.2
Other assets	27.0	168.5	36.4	(38.7)	193.2
Equity investments in subsidiaries	885.5	215.8	—	(1,101.3)	—
Intercompany receivables	6.3	201.2	—	(207.5)	—
Total assets	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.3	$43.3	$—	$3,505.6
Debt	942.6	—	—	—	942.6
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	1.0	148.0	73.2	(38.7)	183.5
Intercompany liabilities	200.1	—	7.4	(207.5)	—
Total liabilities	1,143.7	3,706.6	123.9	(246.2)	4,728.0
Total stockholders’ (deficit) equity	(222.8)	885.5	215.8	(1,101.3)	(222.8)
Total liabilities and stockholders’ (deficit) equity	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$369.8	$112.6	$(103.1)	$379.3
Investment revenue	—	4.4	—	—	4.4
Total revenue	—	374.2	112.6	(103.1)	383.7
EXPENSES
Fee and other commissions expense	—	168.8	53.7	(49.6)	172.9
Investment commissions expense	—	0.6	—	—	0.6
Total commissions expense	—	169.4	53.7	(49.6)	173.5
Compensation and benefits	—	48.7	25.7	—	74.4
Transaction and operations support	0.5	119.7	16.4	(53.5)	83.1
Occupancy, equipment and supplies	—	11.9	4.1	—	16.0
Depreciation and amortization	—	17.4	3.1	—	20.5
Total operating expenses	0.5	367.1	103.0	(103.1)	367.5
OPERATING (LOSS) INCOME	(0.5)	7.1	9.6	—	16.2
Other expense
Interest expense	11.2	—	—	—	11.2
Total other expense	11.2	—	—	—	11.2
(Loss) income before income taxes	(11.7)	7.1	9.6	—	5.0
Income tax (benefit) expense	(4.2)	5.7	0.4	—	1.9
(Loss) income after income taxes	(7.5)	1.4	9.2	—	3.1
Equity income in subsidiaries	10.6	9.2	—	(19.8)	—
NET INCOME	3.1	10.6	9.2	(19.8)	3.1
TOTAL OTHER COMPREHENSIVE (LOSS)	(1.7)	(5.5)	(5.1)	10.6	(1.7)
COMPREHENSIVE INCOME	$1.4	$5.1	$4.1	$(9.2)	$1.4

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$723.8	$203.9	$(193.7)	$734.0
Investment revenue	—	8.1	—	—	8.1
Total revenue	—	731.9	203.9	(193.7)	742.1
EXPENSES
Fee and other commissions expense	—	327.3	107.4	(99.5)	335.2
Investment commissions expense	—	1.1	—	—	1.1
Total commissions expense	—	328.4	107.4	(99.5)	336.3
Compensation and benefits	—	98.2	47.9	—	146.1
Transaction and operations support	0.9	212.3	28.6	(94.2)	147.6
Occupancy, equipment and supplies	—	23.2	8.0	—	31.2
Depreciation and amortization	—	35.1	6.5	—	41.6
Total operating expenses	0.9	697.2	198.4	(193.7)	702.8
OPERATING (LOSS) INCOME	(0.9)	34.7	5.5	—	39.3
Other expense
Interest expense	22.5	—	—	—	22.5
Total other expense	22.5	—	—	—	22.5
(Loss) income before income taxes	(23.4)	34.7	5.5	—	16.8
Income tax (benefit) expense	(8.5)	30.2	(3.8)	—	17.9
(Loss) income after income taxes	(14.9)	4.5	9.3	—	(1.1)
Equity income in subsidiaries	13.8	9.3	—	(23.1)	—
NET (LOSS) INCOME	(1.1)	13.8	9.3	(23.1)	(1.1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	0.3	(1.2)	0.3	0.9	0.3
COMPREHENSIVE (LOSS) INCOME	$(0.8)	$12.6	$9.6	$(22.2)	$(0.8)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$380.9	$119.6	$(144.5)	$356.0
Investment revenue	—	2.7	0.1	—	2.8
Total revenue	—	383.6	119.7	(144.5)	358.8
OPERATING EXPENSES
Fee and other commissions expense	—	159.6	80.7	(77.1)	163.2
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	159.8	80.7	(77.1)	163.4
Compensation and benefits	—	64.9	22.9	—	87.8
Transaction and operations support	0.5	143.7	13.5	(67.4)	90.3
Occupancy, equipment and supplies	—	20.7	4.0	(8.9)	15.8
Depreciation and amortization	—	13.9	3.3	—	17.2
Total operating expenses	0.5	403.0	124.4	(153.4)	374.5
OPERATING LOSS	(0.5)	(19.4)	(4.7)	8.9	(15.7)
Other expense (income)
Interest expense	11.4	—	—	—	11.4
Other income	—	—	(8.9)	8.9	—
Total other expense (income)	11.4	—	(8.9)	8.9	11.4
(Loss) income before income taxes	(11.9)	(19.4)	4.2	—	(27.1)
Income tax (benefit) expense	(4.0)	(10.8)	0.1	—	(14.7)
(Loss) income after income taxes	(7.9)	(8.6)	4.1	—	(12.4)
Equity (loss) income in subsidiaries	(4.5)	4.1	—	0.4	—
NET (LOSS) INCOME	(12.4)	(4.5)	4.1	0.4	(12.4)
TOTAL OTHER COMPREHENSIVE INCOME	20.7	20.7	3.7	(24.4)	20.7
COMPREHENSIVE INCOME	$8.3	$16.2	$7.8	$(24.0)	$8.3

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$673.7	$215.3	$(205.3)	$683.7
Investment revenue	—	5.6	0.1	—	5.7
Total revenue	—	679.3	215.4	(205.3)	689.4
OPERATING EXPENSES
Fee and other commissions expense	—	307.6	122.6	(113.6)	316.6
Investment commissions expense	—	0.3	—	—	0.3
Total commissions expense	—	307.9	122.6	(113.6)	316.9
Compensation and benefits	—	113.5	49.0	—	162.5
Transaction and operations support	0.8	222.7	28.9	(91.7)	160.7
Occupancy, equipment and supplies	—	31.9	8.3	(8.9)	31.3
Depreciation and amortization	—	25.8	6.2	—	32.0
Total operating expenses	0.8	701.8	215.0	(214.2)	703.4
OPERATING (LOSS) INCOME	(0.8)	(22.5)	0.4	8.9	(14.0)
Other expense (income)
Interest expense	22.5	—	—	—	22.5
Other income	—	—	(8.9)	8.9	—
Total other expense (income)	22.5	—	(8.9)	8.9	22.5
(Loss) income before income taxes	(23.3)	(22.5)	9.3	—	(36.5)
Income tax (benefit) expense	(8.0)	55.3	0.6	—	47.9
(Loss) income after income taxes	(15.3)	(77.8)	8.7	—	(84.4)
Equity (loss) income in subsidiaries	(69.1)	8.7	—	60.4	—
NET (LOSS) INCOME	(84.4)	(69.1)	8.7	60.4	(84.4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	10.1	10.1	(10.9)	0.8	10.1
COMPREHENSIVE (LOSS)	$(74.3)	$(59.0)	$(2.2)	$61.2	$(74.3)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20.7)	$42.3	$10.1	$—	$31.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(33.6)	(4.5)	—	(38.1)
Dividend from subsidiary guarantors	25.9	—	—	(25.9)	—
Intercompany investments	—	(6.1)	—	6.1	—
Net cash provided by (used in) investing activities	25.9	(39.7)	(4.5)	(19.8)	(38.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4.9)	—	—	—	(4.9)
Stock repurchase	(4.6)	—	—	—	(4.6)
Dividend to parent	—	(25.9)	—	25.9	—
Intercompany financings	4.3	—	1.8	(6.1)	—
Net cash (used in) provided by financing activities	(5.2)	(25.9)	1.8	19.8	(9.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(23.3)	7.4	—	(15.9)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of period	$2.1	$64.9	$81.6	$—	$148.6

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3.2)	$0.7	$(54.8)	$—	$(57.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(53.9)	(5.8)	—	(59.7)
Dividend from subsidiary guarantors	13.0	—	—	(13.0)	—
Intercompany investments	(4.8)	44.5	—	(39.7)	—
Net cash provided by (used in) investing activities	8.2	(9.4)	(5.8)	(52.7)	(59.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(5.0)	—	—	—	(5.0)
Dividend to parent	—	(13.0)	—	13.0	—
Intercompany financings	—	4.8	(44.5)	39.7	—
Net cash used in financing activities	(5.0)	(8.2)	(44.5)	52.7	(5.0)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(16.9)	(105.1)	—	(122.0)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$75.1	$51.4	$—	$128.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is to provide an understanding of MoneyGram International, Inc.'s (“MoneyGram,” the “Company,” “we,” “us” and “our”) financial condition, results of operations and cash flows by focusing on changes in certain key measures. This MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. MoneyGram’s actual results could differ materially from those anticipated due to various factors discussed below under “Cautionary Statements Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.
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
We manage our revenue and related commissions expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in over 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the three and six months ended June 30, 2016. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Excluded from operating income for Global Funds Transfer and Financial Paper Products segments are corporate expenses that are not related to our segments' performance.
Business Environment
In the first half of 2016, worldwide political and economic conditions continued to remain unstable, as evidenced by high unemployment rates in key markets, lower oil prices, currency controls, restricted lending activity, weak currencies, lower currency reserves and low consumer confidence, among other factors. Specifically, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to the volatility. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country in the first half of 2016.
Our financial results were positively impacted year-over-year primarily by money transfer revenue growth for the three and six months ended June 30, 2016, specifically in the Non-U.S. and U.S. Outbound corridors, continued growth in the Digital channel and the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities in the first half of 2016. The positive impact was partially offset by the geopolitical and economic challenges in Libya and Saudi Arabia, and the discontinuation of our full-service kiosk offerings, all of which negatively impacted our reported revenue in the second quarter of 2016. In the quarter, we made a strategic decision to discontinue our full service kiosk product offering in order to focus on our self-service kiosk products, which are more scalable and offer a better overall consumer experience.

The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit) has introduced additional volatility and uncertainty in global markets and currency exchange rates. The strengthening of the U.S. dollar against foreign currencies ordinarily has a negative impact on our reported revenue (and conversely, the weakening of the U.S. dollar against these foreign currencies has a positive impact). However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, allowing much of the currency impact to be offset.
We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product offerings. Digital solutions represented 13% of money transfer revenue for the three and six months ended June 30, 2016, and we are anticipating it to reach 15% to 20% by the end of 2017. For the three and six months ended June 30, 2016, Digital revenue was $43.2 million and $84.7 million, respectively.
In the second quarter 2016, the Company completed our reorganization and restructuring activities related to the 2014 Global Transformation Program, which were centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing.
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
We see increased opportunities to capitalize on growth and expansion both geographically and through product offerings. We continue to have challenges in countries that restrict our ability to transact, such as Libya. Additionally, the low oil prices, the strengthened U.S. dollar and political instability have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries. These challenges may continue to impact our business through the end of 2016.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our market share growth. We also continue to monitor pricing actions from our competitors, which may also result in pricing changes for our products and services.
In the first half of 2016, we realized a positive impact from certain currency purchases due to favorable market conditions. However, given the unpredictability of foreign exchange markets, we cannot be certain that these market conditions will continue to exist for the remainder of the year.
We are currently unable to determine the impact, if any, that Brexit will have on us and the global economic environment. In the near term, we expect a weaker British pound to cause local currency results of our U.K. business to be translated into fewer U.S. dollars, partially offset by the Company's foreign currency forward contracts and lower pound sterling operating costs in the United Kingdom. In the longer term, any impact from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.
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
Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). We anticipate making investments of approximately $25 million related to the compliance enhancement program during 2016; and the Company made total investments of approximately $16.1 million in the first half of 2016, which include $11.2 million of capital expenditures and $4.9 million of expenses incurred.

In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received three annual reports from the compliance monitor, which have resulted in us continuing to make investments in our compliance systems and operations. We incurred $2.8 million and $4.7 million of expense directly related to the compliance monitor for the three and six months ended June 30, 2016, respectively.
Financial Measures and Key Metrics
This Quarterly Report on Form 10-Q includes financial information prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") as well as certain non-GAAP financial measures that we use to assess our overall performance.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
REVENUE
Fee and other revenue	$379.3	$356.0	7%	$734.0	$683.7	7%
Investment revenue	4.4	2.8	57%	8.1	5.7	42%
Total revenue	383.7	358.8	7%	742.1	689.4	8%
EXPENSES
Fee and other commissions expense	172.9	163.2	6%	335.2	316.6	6%
Investment commissions expense	0.6	0.2	NM	1.1	0.3	NM
Total commissions expense	173.5	163.4	6%	336.3	316.9	6%
Compensation and benefits	74.4	87.8	(15)%	146.1	162.5	(10)%
Transaction and operations support	83.1	90.3	(8)%	147.6	160.7	(8)%
Occupancy, equipment and supplies	16.0	15.8	1%	31.2	31.3	—%
Depreciation and amortization	20.5	17.2	19%	41.6	32.0	30%
Total operating expenses	367.5	374.5	(2)%	702.8	703.4	—%
OPERATING INCOME (LOSS)	16.2	(15.7)	NM	39.3	(14.0)	NM
Other expense
Interest expense	11.2	11.4	(2)%	22.5	22.5	—%
Total other expense	11.2	11.4	(2)%	22.5	22.5	—%
Income (loss) before income taxes	5.0	(27.1)	NM	16.8	(36.5)	NM
Income tax expense (benefit)	1.9	(14.7)	NM	17.9	47.9	(63)%
NET INCOME (LOSS)	$3.1	$(12.4)	NM	$(1.1)	$(84.4)	(99)%
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three and six months ended June 30, 2016 and 2015. Investment revenue is not included in the analysis below. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Money transfer fee and other revenue	$341.5	$316.5	8%	$657.7	$603.3	9%
Bill payment fee and other revenue	23.2	24.1	(4)%	47.3	49.6	(5)%
Global Funds Transfer fee and other revenue	$364.7	$340.6	7%	$705.0	$652.9	8%
Fee and other commissions expense	$172.6	$163.2	6%	$334.8	$316.5	6%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2015	$316.5	$603.3
Change resulting from:
Corridor mix	26.1	47.7
Average face value per transaction and pricing	(17.1)	(23.7)
Money transfer volume	18.4	39.0
Impact from changes in exchange rates	(1.0)	(4.8)
Other	(1.4)	(3.8)
For the period ended June 30, 2016	$341.5	$657.7
For the three and six months ended June 30, 2016, the increase in money transfer fee and other revenue was primarily driven by a positive change in corridor mix and increased Non-U.S. and U.S. outbound money transfer volume discussed further below, partially offset by a decline in average face value and pricing of non-U.S. transactions and the stronger U.S. dollar compared to prior year.
The following table displays year-over-year money transfer fee and other revenue growth by geographic location (the region originating the transaction):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 vs 2015	2016 vs 2015
Total money transfer fee and other revenue	8%	9%
U.S. Outbound	10%	10%
Non-U.S.	11%	13%
U.S. to U.S.	(5)%	(3)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic location (the region originating the transaction):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Outbound	43%	43%	44%	43%
Non-U.S.	42%	40%	41%	39%
U.S. to U.S.	15%	17%	15%	18%
The following table displays year-over-year money transfer transaction growth by geographic location (the region originating the transaction):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 vs 2015	2016 vs 2015
Total transactions	6%	6%
U.S. Outbound	7%	9%
Non-U.S.	12%	12%
U.S. to U.S.	(12)%	(12)%

For the three and six months ended June 30, 2016, total money transfer fee and other revenue grew by 8% and 9%, respectively, and total money transfer transactions grew 6% for each period. The U.S. Outbound corridor generated 10% revenue growth for three and six months ended June 30, 2016, and 7% and 9% transaction growth for each period, respectively. The revenue and transaction growth was primarily driven by sends to Latin America and Africa, which was partially offset by the discontinuation of our full-service kiosk offerings. The U.S. Outbound corridor accounted for 43% and 44% of our total money transfer transactions, respectively, for the three and six months ended June 30, 2016.
For the three and six months ended June 30, 2016, Non-U.S. corridor money transfer fee and other revenue growth was 11% and 13%, respectively, and generated transaction growth of 12% for each period. The revenue and transaction growth was primarily driven by sends from Western Europe, the Middle East and Africa, partially offset by the geopolitical and economic challenges in Libya and Saudi Arabia. The Non-U.S. corridor accounted for 42% and 41% of total money transfer transactions, respectively, for the three and six months ended June 30, 2016.
For the three and six months ended June 30, 2016, the U.S. to U.S. corridor money transfer fee and other revenue declined by 5% and 3%, respectively, and transactions declined by 12% for each period. The decline was primarily driven due to lower volume of transactions under $200. The U.S. to U.S. corridor accounted for 15% of total money transfer transactions for the three and six months ended June 30, 2016.
Bill Payment Fee and Other Revenue
For the three and six months ended June 30, 2016, bill payment fee and other revenue decreased by $0.9 million and $2.3 million, respectively, as a result of lower transactions and lower average fees resulting from shifts in industry mix. Bill payment transactions decreased by 3% and 4% for the three and six months ended June 30, 2016, respectively.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2015	$163.2	$316.5
Change resulting from:
Money transfer revenue	11.3	26.2
Amortization of agent signing bonuses	(1.3)	(1.1)
Money transfer corridor and agent mix	(0.5)	(4.2)
Impact from changes in exchange rates	(0.4)	(2.3)
Other	0.3	(0.3)
For the period ended June 30, 2016	$172.6	$334.8
For the three and six months ended June 30, 2016, fee and other commissions expense increased by $9.4 million and $18.3 million, respectively. The increase in commissions expense was primarily driven by the increase in money transfer revenue, partially offset by a decrease in signing bonus amortization and changes in money transfer corridor and agent mix due to transaction growth in Digital solutions and regions with lower commission fees. The increase in fee and other commissions expense was also partially offset by the stronger U.S. dollar compared to prior year. Fee and other commissions expense as a percentage of fee and other revenue decreased to 47% for the three and six months ended June 30, 2016, from 48% for the same periods in 2015.
Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three and six months ended June 30, 2016 and 2015. Investment revenue and investment commissions expense are not included in the analysis below. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Money order fee and other revenue	$11.5	$12.1	(5)%	$23.1	$24.3	(5)%
Official check fee and other revenue	3.1	3.3	(6)%	5.9	6.5	(9)%
Financial Paper Product fee and other revenue	$14.6	$15.4	(5)%	$29.0	$30.8	(6)%
Fee and other commissions expense	$0.3	$0.1	NM	$0.4	$0.2	NM
NM=Not meaningful
For the three and six months ended June 30, 2016, Financial Paper Product fee and other revenue decreased primarily due to transaction declines attributed to the migration by consumers to other payment methods.

Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Investment revenue	$4.4	$2.8	57%	$8.1	$5.7	42%
Investment commissions expense (1)	0.6	0.2	NM	1.1	0.3	NM
(1) Commissions are generated from the average outstanding cash balances of official checks sold.
NM=Not meaningful
Investment Revenue
Investment revenue consists primarily of interest income generated through the investment of cash balances received from the sale of official checks and money orders. These cash balances are available to us for investment until the payment instrument is cleared. Investment revenue varies depending on the level of investment balances and the yield on our investments.
Investment revenue increased for the three and six months ended June 30, 2016 when compared to the same periods in 2015, primarily due to higher yields earned on investment balances.
Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$74.4	19%	$87.8	24%	$146.1	20%	$162.5	23%
Transaction and operations support	83.1	22%	90.3	25%	147.6	20%	160.7	23%
Occupancy, equipment and supplies	16.0	4%	15.8	4%	31.2	4%	31.3	5%
Depreciation and amortization	20.5	5%	17.2	5%	41.6	6%	32.0	5%
Total operating expenses	$194.0	51%	$211.1	59%	$366.5	49%	$386.5	56%
For the three and six months ended June 30, 2016, total operating expenses as a percentage of total revenue decreased as compared to the same periods in 2015, mainly due to an increase in total revenue, a decrease in pension expense, the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities and favorable foreign currency impact, partially offset by an increase in depreciation and amortization discussed in more detail below.
Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2015	$87.8	$162.5
Change resulting from:
Pension expense	(15.3)	(16.6)
Salaries and related payroll taxes	4.6	10.2
Reorganization and restructuring costs	(2.4)	(8.4)
Impact from changes in exchange rates	(0.3)	(1.3)
Other	—	(0.3)
For the period ended June 30, 2016	$74.4	$146.1

For the three and six months ended June 30, 2016, compensation and benefits expense decreased primarily due to lower pension expense in 2016 as a result of the pension settlement charge of $13.8 million recorded in 2015 from a voluntary pension buyout. The decrease in compensation and benefits expense is also due to the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities, partially offset by an increase in salaries and related payroll taxes driven by higher headcount.
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
The following is a summary of the change in transaction and operations support from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Six Months Ended
For the period ended June 30, 2015	$90.3	$160.7
Change resulting from:
Compliance enhancement program	(7.3)	(8.9)
Outsourcing, independent contractor and consultant costs	6.6	12.9
Realized foreign exchange gains	(3.5)	(12.2)
Legal expenses	(2.4)	(3.3)
Reorganization and restructuring costs	(2.0)	(4.7)
Marketing costs	1.4	1.9
Other	—	1.2
For the period ended June 30, 2016	$83.1	$147.6
Transaction and operations support expense decreased for the three months ended June 30, 2016 primarily due to a decline in expenses related to the 2014 Global Transformation Program, favorable impact of foreign exchange rates and a reduction in legal expenses. The decrease was partially offset by an increase in outsourcing, independent contractor and consultant costs as a result of continued investment in our compliance systems and operations and an increase in our marketing costs.
For the six months ended June 30, 2016, transaction and operations support expense decreased primarily due to realized foreign exchange gains related to the favorable execution of the purchase of certain currencies which traded outside of their historical norms and a decline in the expenses related to the 2014 Global Transformation Program, which were partially offset by an increase in costs for outsourcing, independent contractor and consultant costs and an increase in marketing costs.
Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and six months ended June 30, 2016, occupancy, equipment and supplies expense remained relatively flat when compared to the same periods in 2015.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three and six months ended June 30, 2016, depreciation and amortization increased $3.3 million, or 19%, and $9.6 million, or 30%, respectively, primarily driven by accelerated depreciation expense on non-core assets.
Other Expenses
Interest Expense
Interest expense remained relatively flat for the three and six months ended June 30, 2016, when compared to the same periods in 2015.
Income Taxes
For the three months ended June 30, 2016, the Company recognized an income tax expense of $1.9 million on pre-tax income of $5.0 million. For the three months ended June 30, 2016, our income tax rate did not differ significantly from our statutory tax rate.

For the six months ended June 30, 2016, the Company recognized income tax expense of $17.9 million on a pre-tax income of $16.8 million. The recorded income tax expense differs from taxes calculated at the statutory rate primarily due to an increase in tax expense of $7.7 million due to the settlement reached with the Internal Revenue Service (the "IRS") on the matter related to the deduction of payments previously made by the Company to the U.S. DOJ pursuant to the Deferred Prosecution Agreement, the reversal of tax benefits of $3.1 million on share-based compensation and a tax expense of $1.1 million related to non-deductible executive compensation. See Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for additional disclosure on this tax matter.
For the three months ended June 30, 2015, the Company recognized an income tax benefit of $14.7 million on a pre-tax loss of $27.1 million, which included reductions of uncertain tax positions of prior years that were partially offset by the reversal of tax benefits on share-based compensation. For the six months ended June 30, 2015, although the Company recognized a pre-tax loss of $36.5 million, an income tax expense of $47.9 million was recorded primarily as a result of the court decision related to the IRS matter further discussed in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional disclosure on both IRS and other tax matters.
Operating Income and Operating Margin
The following table provides a summary overview of operating income (loss) and operating margin:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Operating income:
Global Funds Transfer	$19.7	$0.4	$19.3	$43.4	$0.6	$42.8
Financial Paper Products	4.6	4.0	0.6	9.1	9.4	(0.3)
Total segment operating income	24.3	4.4	19.9	52.5	10.0	42.5
Other	(8.1)	(20.1)	12.0	(13.2)	(24.0)	10.8
Total operating income (loss)	$16.2	$(15.7)	$31.9	$39.3	$(14.0)	$53.3

Total operating margin	4.2%	(4.4)%		5.3%	(2.0)%
Global Funds Transfer	5.4%	0.1%		6.2%	0.1%
Financial Paper Products	24.2%	22.1%		24.5%	25.8%
For the three and six months ended June 30, 2016, the Company experienced an increase in total operating income and operating margin when compared to the same periods in 2015, primarily due to an increase in money transfer fee and other revenue of $25.0 million and $54.4 million, respectively. In addition, for the same periods, total operating expenses declined mainly due to the reduction in pension expense, the conclusion of reorganization and restructuring activities and favorable foreign currency impact, partially offset by an increase in commissions expense and depreciation and amortization as previously discussed.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
We believe that EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency measures provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA, constant currency adjusted, which provides information to investors regarding MoneyGram's performance without the effect of foreign currency exchange rate fluctuations year-over-year.
Although we believe that EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered in isolation or as substitutes for the accompanying GAAP financial measures. These metrics are not necessarily comparable with similarly named metrics of other companies.

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
(Amounts in millions, except percentages)	2016	2015	Change	2016	2015	Change
Income (loss) before income taxes	$5.0	$(27.1)	$32.1	$16.8	$(36.5)	$53.3
Interest expense	11.2	11.4	(0.2)	22.5	22.5	—
Depreciation and amortization	20.5	17.2	3.3	41.6	32.0	9.6
Amortization of agent signing bonuses	13.4	14.5	(1.1)	27.7	29.1	(1.4)
EBITDA	50.1	16.0	34.1	108.6	47.1	61.5
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation (1)	4.5	6.7	(2.2)	10.7	12.8	(2.1)
Direct monitor costs	2.8	2.8	—	4.7	4.7	—
Compliance enhancement program	1.9	10.2	(8.3)	4.9	15.7	(10.8)
Severance and related costs (2)	1.4	—	1.4	1.4	—	1.4
Legal and contingent matters (3)	0.5	3.6	(3.1)	0.7	3.7	(3.0)
Reorganization and restructuring costs (4)	—	4.6	(4.6)	—	14.5	(14.5)
Pension settlement charge	—	13.8	(13.8)	—	13.8	(13.8)
Adjusted EBITDA	$61.2	$57.7	$3.5	$131.0	$112.3	$18.7

Adjusted EBITDA growth, as reported	6%			17%
Adjusted EBITDA growth, constant currency adjusted	7%			18%

Adjusted EBITDA	$61.2	$57.7	$3.5	$131.0	$112.3	$18.7
Cash payments for interest	(10.5)	(10.6)	0.1	(20.9)	(21.0)	0.1
Cash taxes, net	(2.2)	(57.7)	55.5	(4.6)	(65.3)	60.7
Payments related to IRS tax matter	—	55.8	(55.8)	—	61.0	(61.0)
Cash payments for capital expenditures	(20.1)	(32.8)	12.7	(38.1)	(59.7)	21.6
Cash payments for agent signing bonuses	(7.2)	(19.8)	12.6	(14.6)	(63.8)	49.2
Adjusted Free Cash Flow	$21.2	$(7.4)	$28.6	$52.8	$(36.5)	$89.3

(1) Stock-based compensation, contingent performance awards and certain incentive compensation.
(2) Severance and related costs from organizational alignment.
(3) Fees and expenses related to certain legal and contingent matters.
(4) Reorganization and restructuring costs are no longer being adjusted effective January 1, 2016.
For the three and six months ended June 30, 2016, the Company generated EBITDA of $50.1 million and $108.6 million, respectively, and Adjusted EBITDA of $61.2 million and $131.0 million, respectively. When compared to the same periods in 2015, EBITDA and Adjusted EBITDA increased primarily due to an increase in money transfer fee and other revenue. EBITDA was also positively impacted in the three and six months ended June 30, 2016 due to a decrease in total operating expenses, excluding commissions expense, due to the absence of a pension settlement charge and the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities.
For the three and six months ended June 30, 2016, Adjusted Free Cash Flow increased by $28.6 million and $89.3 million, respectively, when compared to the same periods in 2015. The increase was a result of improved profitability, a decrease in cash payments for agent signing bonuses of $12.6 million and $49.2 million, respectively, due to the timing of agent expansion and retention efforts and a decrease in capital expenditures related to the 2014 Global Transformation Program.
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

(Amounts in millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$148.6	$164.5

Settlement assets:
Settlement cash and cash equivalents	1,340.4	1,560.7
Receivables, net	758.7	861.4
Interest-bearing investments	1,202.0	1,062.4
Available-for-sale investments	19.4	21.1
	$3,320.5	$3,505.6
Payment service obligations	$(3,320.5)	$(3,505.6)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service, ("Moody’s"), Standard & Poor's, ("S&P") and Fitch Ratings, Inc. ("Fitch"); and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of June 30, 2016, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash equivalents and interest-bearing investments consist of time deposits, certificates of deposit and money market funds that invest in U.S. government and government agency securities.
Available-for-sale Investments
Our investment portfolio includes $19.4 million of available-for-sale investments as of June 30, 2016. U.S. government agency residential mortgage-backed securities compose $8.4 million of our available-for-sale investments, while other asset-backed securities compose the remaining $11.0 million.

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
The following table is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	June 30, 2016	December 31, 2015
Senior secured credit facility due 2020	4.25%	$949.4	$954.3
Unamortized debt issuance costs and debt discount		(10.4)	(11.7)
Total debt, net		$939.0	$942.6
As of June 30, 2016, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At June 30, 2016, the Company was in compliance with its financial covenants. See Note 7 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Credit Ratings
As of June 30, 2016, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a negative outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of June 30, 2016. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.

Analysis of Cash Flows

	Six Months Ended June 30,
(Amounts in millions)	2016	2015
Net cash provided by (used in) operating activities	$31.7	$(57.3)
Net cash used in investing activities	(38.1)	(59.7)
Net cash used in financing activities	(9.5)	(5.0)
Net change in cash and cash equivalents	$(15.9)	$(122.0)
Cash Flows Provided by (Used in) Operating Activities
For the six months ended June 30, 2016 and 2015, operating activities generated net cash of $31.7 million and used net cash of $57.3 million, respectively. The increase in cash provided by operating activities was primarily due to the favorable change in net income (loss) and a decrease in signing bonus payments of $49.2 million due to the timing of agent expansion and retention efforts. This increase was partially offset by increased payments for employee performance bonuses and a payment of $13.0 million related to the State Civil Investigative Demands matter in March 2016. See Note 12 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to this matter.
Cash Flows Used in Investing and Financing Activities
For the six months ended June 30, 2016 and 2015, investing activities used cash of $38.1 million and $59.7 million, respectively, for capital expenditures.
For the six months ended June 30, 2016, financing activities used cash of $9.5 million for principal payments associated with the 2013 Credit Agreement and stock repurchases. For the six months ended June 30, 2015, financing activities used cash of $5.0 million for principal payments associated with the 2013 Credit Agreement.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended June 30, 2016. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

•	changes in tax laws or unfavorable outcomes of tax positions we take, or a failure by us to establish adequate reserves for tax events;

•	our substantial debt service obligations, significant debt covenant requirements and credit rating and our ability to maintain sufficient capital;

•	our ability to manage risks associated with our international sales and operations, including risks associated with the United Kingdom’s vote to withdraw from the European Union;

•	major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions;

•	the ability of us and our agents to maintain adequate banking relationships;

•	a security or privacy breach in systems, networks or databases on which we rely;

•	disruptions to our computer systems and data centers and our ability to effectively operate and adapt our technology;

•	weakened consumer confidence in our business or money transfers generally;

•	continued weakness in economic conditions, in both the U.S. and global markets;

•	a significant change, material slow down or complete disruption of international migration patterns;

•	the financial health of certain European countries, and the impact that those countries may have on the sustainability of the euro;

•	our ability to manage credit risks from our retail agents and official check financial institution customers;

•	our ability to adequately protect our brand and intellectual property rights and to avoid infringing on the rights of others;

•	our ability to attract and retain key employees;

•	our ability to manage risks related to the operation of retail locations and the acquisition or start-up of businesses;

•	any restructuring actions and cost reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business;

•	our ability to maintain effective internal controls;

•	our capital structure and the special voting rights provided to designees of Thomas H. Lee Partners on our Board of Directors; and

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Actions Commenced by the Company:
Tax Litigation — The IRS completed its examination of the Company’s consolidated income tax returns through 2013, and issued Notices of Deficiency for 2005-2007 and 2009 and an Examination Report for 2008. The Notices of Deficiency and Examination Report disallow, among other items, approximately $900.0 million of ordinary deductions on securities losses in the 2007, 2008 and 2009 tax returns. In May 2012 and December 2012, the Company filed petitions in the U.S. Tax Court challenging the 2005-2007 and 2009 Notices of Deficiency, respectively. In 2013, the Company reached a partial settlement with the IRS allowing ordinary loss treatment on $186.9 million of deductions in dispute. In January 2015, the U.S. Tax Court granted the IRS's motion for summary judgment upholding the remaining adjustments in the Notices of Deficiency. During 2015, the Company made payments to the IRS of $61.0 million for federal tax payments and associated interest related to the matter. The Company believes that it has substantive tax law arguments in favor of its position and filed a notice of appeal with the U.S. Tax Court on July 27, 2015. The U.S. Tax Court has transferred jurisdiction over the case to the U.S. Court of Appeals for the Fifth Circuit. All appellate briefs were filed by the end of January 2016, and oral arguments were held before the Fifth Circuit on June 7, 2016. Pending the outcome of the appeal, the Company may be required to file amended state returns and make additional cash payments of up to $17.0 million on amounts that have previously been accrued.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of June 30, 2016, the Company had repurchased 9,029,149 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,970,851 shares. During the three months ended June 30, 2016, the Company repurchased 427,547 common shares.
The following table presents a summary of share repurchases made by the Company during the three months ended June 30, 2016 under the repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
April 1, 2016 - April 30, 2016	—	—	—	3,398,398
May 1, 2016 - May 31, 2016	395,065	$6.09	395,065	3,003,333
June 1, 2016 - June 30, 2016	32,482	$6.62	32,482	2,970,851
Total	427,547		427,547
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

August 1, 2016	By:	/s/ JOHN D. STONEHAM
John D. Stoneham
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
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.