Form 10-Q
period 2016-09-30
MONEYGRAM INTERNATIONAL INC
filed 2016-10-31
CIK 1273931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2016

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
As of October 28, 2016, 53,074,238 shares of common stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(Amounts in millions, except share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$173.1	$164.5
Settlement assets	3,440.4	3,505.6
Property and equipment, net	201.3	199.7
Goodwill	442.2	442.2
Other assets	169.1	193.2
Total assets	$4,426.1	$4,505.2

LIABILITIES
Payment service obligations	$3,440.4	$3,505.6
Debt	937.3	942.6
Pension and other postretirement benefits	86.5	96.3
Accounts payable and other liabilities	170.4	183.5
Total liabilities	4,634.6	4,728.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIT
Participating convertible preferred stock - series D, $0.01 par value, 200,000 shares authorized, 71,282 issued at September 30, 2016 and December 31, 2015	183.9	183.9
Common stock, $0.01 par value, 162,500,000 shares authorized, 58,823,567 shares issued at September 30, 2016 and December 31, 2015	0.6	0.6
Additional paid-in capital	1,016.1	1,002.4
Retained loss	(1,251.7)	(1,226.8)
Accumulated other comprehensive loss	(47.1)	(48.7)
Treasury stock: 5,757,015 and 5,612,188 shares at September 30, 2016 and December 31, 2015, respectively	(110.3)	(134.2)
Total stockholders’ deficit	(208.5)	(222.8)
Total liabilities and stockholders’ deficit	$4,426.1	$4,505.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions, except per share data)	2016	2015	2016	2015
REVENUE
Fee and other revenue	$378.5	$365.8	$1,112.5	$1,049.5
Investment revenue	4.6	2.8	12.7	8.5
Total revenue	383.1	368.6	1,125.2	1,058.0
EXPENSES
Fee and other commissions expense	170.2	168.7	505.4	485.3
Investment commissions expense	0.6	0.2	1.7	0.5
Total commissions expense	170.8	168.9	507.1	485.8
Compensation and benefits	72.4	73.1	218.5	235.6
Transaction and operations support	79.5	78.2	227.1	238.9
Occupancy, equipment and supplies	15.6	15.0	46.8	46.3
Depreciation and amortization	18.6	16.8	60.2	48.8
Total operating expenses	356.9	352.0	1,059.7	1,055.4
OPERATING INCOME	26.2	16.6	65.5	2.6
Other expense
Interest expense	11.3	11.2	33.8	33.7
Total other expense	11.3	11.2	33.8	33.7
Income (loss) before income taxes	14.9	5.4	31.7	(31.1)
Income tax expense	4.7	0.5	22.6	48.4
NET INCOME (LOSS)	$10.2	$4.9	$9.1	$(79.5)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.16	$0.08	$0.15	$(1.28)
Diluted	$0.15	$0.08	$0.14	$(1.28)

Weighted-average outstanding common shares and equivalents used in computing income (loss) per common share
Basic	62.2	62.1	62.4	62.1
Diluted	66.4	63.8	66.2	62.1
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
NET INCOME (LOSS)	$10.2	$4.9	$9.1	$(79.5)
OTHER COMPREHENSIVE INCOME (LOSS)
Net change in unrealized holding gains on available-for-sale securities arising during the period, net of tax benefit of $0.0 and $0.1 for the three months ended September 30, 2016 and 2015, respectively, and $0.1 and $0.0 for the nine months ended September 30, 2016 and 2015, respectively	—	(0.2)	(0.2)	(0.2)
Net change in pension liability due to amortization of prior service cost and net actuarial losses, net of tax benefit of $0.4 and $0.6 for the three months ended September 30, 2016 and 2015, respectively, and $1.4 and $2.2 for the nine months ended September 30, 2016 and 2015, respectively	0.9	1.2	2.5	4.0
Valuation adjustment for pension and postretirement benefits, net of tax (benefit) expense of $0.0 and ($2.1) for the three months ended September 30, 2016 and 2015, respectively, and $0.0 and $1.6 for the nine months ended September 30, 2016 and 2015, respectively	—	(3.6)	—	2.7
Pension settlement charge, net of tax benefit of $0.0 for both the three months ended September 30, 2016 and 2015, and $0.0 and $5.0 for the nine months ended September 30, 2016 and 2015, respectively	—	—	—	8.8
Unrealized foreign currency translation adjustments, net of tax expense (benefit) of $0.2 and ($1.4) for the three months ended September 30, 2016 and 2015, respectively, and $2.0 and ($5.9) for the nine months ended September 30, 2016 and 2015, respectively	0.4	(2.4)	(0.7)	(10.2)
Other comprehensive income (loss)	1.3	(5.0)	1.6	5.1
COMPREHENSIVE INCOME (LOSS)	$11.5	$(0.1)	$10.7	$(74.4)
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9.1	$(79.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60.2	48.8
Signing bonus amortization	41.0	45.3
Signing bonus payments	(17.2)	(71.3)
Amortization of debt issuance costs and debt discount	2.5	2.2
Non-cash compensation and pension expense	18.7	37.7
Change in other assets	2.7	52.9
Change in accounts payable and other liabilities	(32.0)	(38.7)
Other non-cash items, net	(0.5)	0.1
Net cash provided by (used in) operating activities	84.5	(2.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(60.4)	(88.8)
Proceeds from disposal of assets	—	0.1
Net cash used in investing activities	(60.4)	(88.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.3)	(7.4)
Stock repurchases	(7.5)	(0.4)
Payment for contingent consideration	(0.7)	—
Net cash used in financing activities	(15.5)	(7.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8.6	(99.0)
CASH AND CASH EQUIVALENTS—Beginning of period	164.5	250.6
CASH AND CASH EQUIVALENTS—End of period	$173.1	$151.6
Supplemental cash flow information:
Cash payments for interest	$31.4	$31.6
Cash taxes, net	$7.1	$67.2
See Notes to the Condensed Consolidated Financial Statements

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
UNAUDITED

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2016	$183.9	$0.6	$1,002.4	$(1,226.8)	$(48.7)	$(134.2)	$(222.8)
Net income	—	—	—	9.1	—	—	9.1
Stock-based compensation activity	—	—	13.7	(34.0)	—	31.4	11.1
Stock repurchases	—	—	—	—	—	(7.5)	(7.5)
Other comprehensive income	—	—	—	—	1.6	—	1.6
September 30, 2016	$183.9	$0.6	$1,016.1	$(1,251.7)	$(47.1)	$(110.3)	$(208.5)

(Amounts in millions)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Loss	Accumulated Other Comprehensive Loss	Treasury Stock	Total
January 1, 2015	$183.9	$0.6	$982.8	$(1,144.6)	$(67.1)	$(138.3)	$(182.7)
Net loss	—	—	—	(79.5)	—	—	(79.5)
Stock-based compensation activity	—	—	13.9	(4.9)	—	4.3	13.3
Stock repurchases	—	—	—	—	—	(0.4)	(0.4)
Other comprehensive income	—	—	—	—	5.1	—	5.1
September 30, 2015	$183.9	$0.6	$996.7	$(1,229.0)	$(62.0)	$(134.4)	$(244.2)
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of MoneyGram are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company will not be early adopting these standards and will use the cumulative effect transition method upon adoption. The Company continues to evaluate the impact these standards will have on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The FASB retained the distinction between finance leases and operating leases, leaving the effect of leases in the statement of comprehensive income and the statement of cash flows largely unchanged from previous GAAP. ASU 2016-02 mandates a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2018. Early adoption of the amendment is permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
In April 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. Under the new ASU, companies are allowed to withhold up to the employees' maximum statutory tax rates in the applicable jurisdictions without resulting in liability classification. Further, the ASU requires that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and early adoption of the amendment is permitted. The Company currently presents cash payments to tax authorities in connection with shares withheld to meet statutory tax withholdings requirements as an operating activity in its statement of cash flows and upon adoption of this ASU we will present these payments as a financing activity, which will be applied retrospectively. The Company does not expect this ASU to have significant impact on the consolidated financial statements.
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
The Company has determined that there have been no other recently adopted or issued accounting standards that had, or will have, a material impact on its consolidated financial statements.

Note 2 — Reorganization and Restructuring Costs

In the first quarter of 2014, the Company announced the implementation of a global transformation program (the "2014 Global Transformation Program"), which included certain reorganization and restructuring activities centered around facilities and headcount rationalization, system efficiencies and headcount right-shoring and outsourcing. The Company completed these reorganization and restructuring activities as of June 30, 2016. In the third quarter of 2015, the Company initiated other reorganization and restructuring activities to further improve operational efficiencies and concluded these activities as of June 30, 2016.
The following table is a roll-forward of the restructuring costs accrual as of September 30, 2016:

	2014 Global Transformation Program		Other Restructuring
(Amounts in millions)	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits	Total
Balance, December 31, 2015	$3.8	$—	$0.2	$4.0
Expenses	0.2	0.1	—	0.3
Cash payments	(4.0)	(0.1)	(0.2)	(4.3)
Balance, September 30, 2016	$—	$—	$—	$—
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.
The following table is a summary of the cumulative restructuring costs incurred to date in operating expenses as of September 30, 2016:

(Amounts in millions)	2014 Global Transformation Program		Other Restructuring	Total
	Severance, Outplacement and Related Benefits	Other (1)	Severance, Outplacement and Related Benefits
Restructuring costs
Cumulative restructuring costs incurred to date in operating expenses	$17.9	$3.1	$0.6	$21.6
(1) Other primarily relates to expenses for facilities relocation and professional fees. Such costs are expensed as incurred.

The following table summarizes the reorganization and restructuring costs recorded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Restructuring costs in operating expenses:
Compensation and benefits	$—	$0.7	$0.2	$3.4
Transaction and operations support	—	0.3	0.1	0.9
Total restructuring costs in operating expenses	—	1.0	0.3	4.3
Reorganization costs in operating expenses:
Compensation and benefits	—	0.5	—	6.4
Transaction and operations support	—	0.9	0.1	5.2
Occupancy, equipment and supplies	—	0.5	0.1	1.5
Total reorganization costs in operating expenses	—	1.9	0.2	13.1
Total reorganization and restructuring costs	$—	$2.9	$0.5	$17.4
The following table is a summary of the total cumulative restructuring costs incurred to date in operating expenses by reportable segment as of September 30, 2016:

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
The following table summarizes the amount of Settlement assets and Payment service obligations:

(Amounts in millions)	September 30, 2016	December 31, 2015
Settlement assets:
Settlement cash and cash equivalents	$1,373.3	$1,560.7
Receivables, net	847.4	861.4
Interest-bearing investments	1,201.4	1,062.4
Available-for-sale investments	18.3	21.1
	$3,440.4	$3,505.6
Payment service obligations	$(3,440.4)	$(3,505.6)

Note 4 — Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date.
The following tables summarize the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis:

(Amounts in millions)	Level 2	Level 3	Total
September 30, 2016
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$7.7	$—	$7.7
Other asset-backed securities	—	10.6	10.6
Forward contracts	0.3	—	0.3
Total financial assets	$8.0	$10.6	$18.6
Financial liabilities:
Forward contracts	$0.2	$—	$0.2

December 31, 2015
Financial assets:
Available-for-sale investments:
Residential mortgage-backed securities	$9.5	$—	$9.5
Other asset-backed securities	—	11.6	11.6
Forward contracts	0.8	—	0.8
Total financial assets	$10.3	$11.6	$21.9
Financial liabilities:
Forward contracts	$0.1	$—	$0.1
The following table is a summary of the unobservable inputs used in the valuation of other asset-backed securities classified as Level 3:

			September 30, 2016		December 31, 2015
(Amounts in millions, except net average price)	Unobservable Input	Pricing Source	Market Value	Net Average Price (1)	Market Value	Net Average Price (1)
Alt-A	Price	Third-party pricing service	$0.1	$79.05	$0.1	$79.19
Home equity	Price	Third-party pricing service	0.1	33.50	0.1	29.40
Indirect exposure — high grade	Price	Third-party pricing service	8.4	21.87	8.3	21.65
Indirect exposure — mezzanine	Price	Third-party pricing service	0.7	0.68	0.8	0.75
Indirect exposure — mezzanine	Price	Broker	0.9	1.31	1.1	1.58
Other	Net asset value	Third-party pricing service	0.4	2.04	1.2	6.34
Total			$10.6		$11.6
(1) Net average price is per $100.00

The following table provides a roll-forward of the other asset-backed securities classified as Level 3, which are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Beginning balance	$11.0	$12.2	$11.6	$12.6
Principal paydowns	(0.3)	(0.6)	(1.1)	(0.8)
Change in unrealized gains	0.2	0.2	0.3	—
Net realized losses	(0.3)	—	(0.2)	—
Ending balance	$10.6	$11.8	$10.6	$11.8
Assets and liabilities that are disclosed at fair value — Debt and interest-bearing investments are carried at amortized cost; however, the Company estimates the fair value of debt for disclosure purposes. The fair value of debt is estimated using an observable market quotation (Level 2). The following table is a summary of the Company's fair value and carrying value of debt:

	Fair Value		Carrying Value
(Amounts in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Senior secured credit facility	$916.2	$858.9	$947.0	$954.3
The carrying amounts for the Company's cash and cash equivalents, settlement cash and cash equivalents and interest-bearing investments approximate fair value as of September 30, 2016 and December 31, 2015.

Note 5 — Investment Portfolio

The following table shows the components of the investment portfolio:

(Amounts in millions)	September 30, 2016	December 31, 2015
Cash	$1,538.7	$1,717.3
Money market securities	7.7	7.9
Cash and cash equivalents (1)	1,546.4	1,725.2
Interest-bearing investments	1,201.4	1,062.4
Available-for-sale investments	18.3	21.1
Total investment portfolio	$2,766.1	$2,808.7
(1) For purposes of the disclosure of the investment portfolio as a whole, the cash and cash equivalents balance includes settlement cash and cash equivalents.

The following table is a summary of the amortized cost and fair value of available-for-sale investments:

	Amortized Cost	Gross Unrealized Gains	Fair Value
(Amounts in millions)
September 30, 2016
Residential mortgage-backed securities	$6.9	$0.8	$7.7
Other asset-backed securities	1.0	9.6	10.6
Total	$7.9	$10.4	$18.3

December 31, 2015
Residential mortgage-backed securities	$8.7	$0.8	$9.5
Other asset-backed securities	1.7	9.9	11.6
Total	$10.4	$10.7	$21.1
As of September 30, 2016 and December 31, 2015, 42% and 45%, respectively, of the available-for-sale portfolio were invested in U.S. government agency residential mortgage-backed securities. These securities have the implicit backing of the U.S. government and the Company expects to receive full par value upon maturity or pay-down, as well as all interest payments.
Gains and Losses — For the three and nine months ended September 30, 2016 and 2015, the Company had nominal net realized losses. The Company had no unrealized losses in its available-for-sale portfolio as of September 30, 2016 and December 31, 2015. See summary of net unrealized gains included in Accumulated other comprehensive loss in Note 9 — Stockholders' Deficit.
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

Note 6 — Derivative Financial Instruments

The following gains (losses) related to assets and liabilities denominated in foreign currencies are included in the “Transaction and operations support” line in the Condensed Consolidated Statements of Operations and in the "Net cash used in operating activities" line in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Net realized foreign currency gains (losses)	$0.9	$(0.6)	$5.5	$(19.4)
Net gains from the related forward contracts	0.7	4.9	10.6	26.0
Net gains from foreign currency transactions and related forward contracts	$1.6	$4.3	$16.1	$6.6

As of September 30, 2016 and December 31, 2015, the Company had $354.9 million and $295.8 million, respectively, of outstanding notional amounts relating to its foreign currency forward contracts. The Company reflects the following fair values of derivative forward contract instruments in its Condensed Consolidated Balance Sheets:

		Gross Amount of Recognized Assets		Gross Amount of Offset		Net Amount of Assets Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Other assets	$0.5	$1.0	$(0.2)	$(0.2)	$0.3	$0.8

		Gross Amount of Recognized Liabilities		Gross Amount of Offset		Net Amount of Liabilities Presented in the Condensed Consolidated Balance Sheets
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
(Amounts in millions)
Forward contracts	Accounts payable and other liabilities	$0.4	$0.3	$(0.2)	$(0.2)	$0.2	$0.1
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

Note 7 — Debt

The following is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	September 30, 2016	December 31, 2015
Senior secured credit facility due 2020	4.25%	$947.0	$954.3
Unamortized debt issuance costs and debt discount		(9.7)	(11.7)
Total debt, net		$937.3	$942.6
Revolving Credit Facility — As of September 30, 2016, the Company had no outstanding letters of credit and no borrowings under its revolving credit facility, leaving $150.0 million of availability thereunder.
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
The following table shows the components of our assets in excess of payment service obligations used for the asset coverage calculation:

(Amounts in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$173.1	$164.5
Settlement assets	3,440.4	3,505.6
Total cash and cash equivalents and settlement assets	3,613.5	3,670.1
Payment service obligations	(3,440.4)	(3,505.6)
Assets in excess of payment service obligations	$173.1	$164.5

The credit agreement also has quarterly financial covenants to maintain the following interest coverage and secured leverage ratios:

	Interest Coverage Minimum Ratio	Secured Leverage Not to Exceed
January 1, 2016 through December 31, 2016	2.25:1	4.250:1
January 1, 2017 through December 31, 2017	2.25:1	3.750:1
January 1, 2018 through maturity	2.25:1	3.500:1
As of September 30, 2016, the Company was in compliance with its financial covenants: our interest coverage ratio was 6.55 to 1.00 and our secured leverage ratio was 3.448 to 1.00. We continuously monitor our compliance with our debt covenants.
Subsequent Event — On October 28, 2016, the Company made a principal payment on its senior secured credit facility of $10.0 million and repurchased $0.5 million of its senior secured credit facility in the open market.

Note 8 — Pensions and Other Benefits

The following table is a summary of net periodic benefit expense for the Company's defined pension plan ("Pension Plan") and supplemental executive retirement plans ("SERPs"), collectively referred to as "Pension":

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Pension settlement charge	$—	$—	$—	$13.8
Interest cost	1.6	2.2	4.9	7.2
Expected return on plan assets	(1.2)	(1.2)	(3.8)	(4.5)
Amortization of net actuarial losses	1.4	1.9	4.2	6.5
Net periodic benefit expense	$1.8	$2.9	$5.3	$23.0
The Company made contributions to the Pension Plan of $4.0 million and $8.0 million for the three and nine months ended September 30, 2016 and 2015, respectively. Contributions made to the SERPs were $1.2 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, and $1.3 million and $3.2 million for the three and nine months ended September 30, 2015, respectively.
The following table is a summary of net periodic benefit income for the Company’s postretirement medical benefit plan ("Postretirement Benefits"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Amortization of prior service credits	$(0.1)	$(0.2)	$(0.4)	$(0.5)
Amortization of net actuarial losses	—	0.1	0.1	0.2
Net periodic benefit income	$(0.1)	$(0.1)	$(0.3)	$(0.3)

Note 9 — Stockholders’ Deficit

Common Stock — No dividends were paid during the three or nine months ended September 30, 2016 or September 30, 2015.
Accumulated Other Comprehensive Loss — The following tables are a summary of the changes to Accumulated other comprehensive loss by component:

(Amounts in millions)	Net Unrealized Gains on Securities Classified as Available-for-sale, Net of Tax	Cumulative Foreign Currency Translation Adjustments, Net of Tax	Pension and Postretirement Benefits Adjustment, Net of Tax	Total
December 31, 2015	$11.1	$(13.5)	$(46.3)	$(48.7)
Other comprehensive loss before reclassification	—	(0.7)	—	(0.7)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	2.5	2.3
Net current period other comprehensive (loss) income	(0.2)	(0.7)	2.5	1.6
September 30, 2016	$10.9	$(14.2)	$(43.8)	$(47.1)

December 31, 2014	$11.2	$(5.4)	$(72.9)	$(67.1)
Other comprehensive income (loss) before reclassification	0.4	(10.2)	2.7	(7.1)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	—	12.8	12.2
Net current period other comprehensive (loss) income	(0.2)	(10.2)	15.5	5.1
September 30, 2015	$11.0	$(15.6)	$(57.4)	$(62.0)
The following table is a summary of the significant amounts reclassified out of each component of Accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Location
(Amounts in millions)	2016	2015	2016	2015
Change in unrealized gains on securities classified as available-for-sale, before tax	$(0.2)	$(0.1)	$(0.3)	$(0.6)	"Investment revenue"
Tax expense	0.1	0.1	0.1	—
Total, net of tax	(0.1)	—	(0.2)	(0.6)

Pension and Postretirement Benefits adjustments:
Amortization of prior service credits	(0.1)	(0.2)	(0.4)	(0.5)	"Compensation and benefits"
Amortization of net actuarial losses	1.4	2.0	4.3	6.7	"Compensation and benefits"
Settlement charges	—	—	—	13.8	"Compensation and benefits"
Total before tax	1.3	1.8	3.9	20.0
Tax benefit	(0.4)	(0.6)	(1.4)	(7.2)
Total, net of tax	0.9	1.2	2.5	12.8

Total reclassified for the period, net of tax	$0.8	$1.2	$2.3	$12.2

Note 10 — Stock-Based Compensation

The following table is a summary of the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Expense recognized related to stock options	$0.6	$0.9	$2.2	$3.4
Expense recognized related to restricted stock units	3.6	4.0	11.5	10.5
Stock-based compensation expense	$4.2	$4.9	$13.7	$13.9
Stock Options — The following table is a summary of the Company’s stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Options outstanding at December 31, 2015	3,092,581	$19.20	5.2 years	$—
Forfeited/Expired	(545,816)	24.73
Options outstanding at September 30, 2016	2,546,765	$18.01	4.4 years	$—
Vested or expected to vest at September 30, 2016	2,541,534	$18.01	4.4 years	$—
Options exercisable at September 30, 2016	2,265,967	$18.15	4.0 years	$—
As of September 30, 2016, the unrecognized stock option expense related to outstanding options was $1.3 million with a remaining weighted-average vesting period of 0.5 years.
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
The following table is a summary of the Company’s restricted stock unit activity:

	Total Shares	Weighted Average Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000,000)
Restricted stock units outstanding at December 31, 2015	4,162,568	$10.68	1.0 year	$26.1
Granted	3,030,548	5.13
Vested and converted to shares	(1,531,734)	9.59
Forfeited	(630,935)	10.97
Restricted stock units outstanding at September 30, 2016	5,030,447	$7.63	1.1 years	$35.7

As of September 30, 2016, the Company’s outstanding restricted stock units had unrecognized compensation expense of $19.8 million. Unrecognized restricted stock unit expense and the remaining weighted-average vesting period are presented using the Company’s current estimate of achievement of performance goals. The grant-date fair value of restricted stock units vested was $0.8 million and $14.7 million for the three and nine months ended September 30, 2016, respectively, and $0.1 million and $3.9 million for the three and nine months ended September 30, 2015, respectively.

Note 11 — Income Taxes

For the three months ended September 30, 2016, the Company recognized income tax expense of $4.7 million on pre-tax income of $14.9 million. The recorded income tax differs from the taxes calculated at the statutory rate primarily due to a favorable change in estimate for certain tax credits generated in both 2016 and 2015. For the nine months ended September 30, 2016, the Company recognized income tax expense of $22.6 million on a pre-tax income of $31.7 million. The recorded income tax expense for the nine months ended September 30, 2016 differs from taxes calculated at the statutory rate primarily due to tax expense of $7.7 million from the settlement reached with the Internal Revenue Service (the "IRS") on the matter discussed below related to the deduction of payments previously made by the Company to the Asset Forfeiture and Money Laundering Section of the Department of Justice ("U.S. DOJ") pursuant to the Deferred Prosecution Agreement with the U.S. Attorney's Office for the Middle District of Pennsylvania and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.6 million on share-based compensation and a tax expense of $1.6 million related to non-deductible executive compensation, offset by $1.7 million of tax benefit related to the Company's increase in estimate for certain tax credits.
For the three months ended September 30, 2015, the Company recognized an income tax expense of $0.5 million on a pre-tax income of $5.4 million. The recorded income tax differed from taxes calculated at the statutory rate primarily due to a favorable change in the valuation allowance related to capital gains realized on the sale of an investment and discrete tax benefits recognized on certain tax credits claimed on the Company's 2014 federal return. For the nine months ended September 30, 2015, although the Company recognized a pre-tax loss of $31.1 million, an income tax expense of $48.4 million was recorded primarily as a result of the U.S. Tax Court decision related to the IRS matter discussed below.
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
The IRS completed its examination of the Company’s consolidated income tax returns for the tax years 2011 through 2013 and issued a Revenue Agent Report (“RAR”) in the first quarter of 2015 that included disallowing $100.0 million of deductions related to payments the Company made to the U.S. DOJ pursuant to the Deferred Prosecution Agreement. In April 2016, the Company entered into a settlement agreement with the IRS allowing a deduction of $39.3 million. As of December 31, 2015, the Company had recognized a cumulative benefit of approximately $23.3 million related to this matter. “Income tax expense” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 increased by $7.7 million as a result of the settlement.

Unrecognized tax benefits are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the liability for unrecognized tax benefits was $17.4 million and $30.5 million, respectively, all of which could impact the effective tax rate if recognized. The decrease in unrecognized tax benefits was driven by $21.2 million relating to the settlement of the U.S. DOJ tax matter discussed above. The Company accrues interest and penalties for unrecognized tax benefits through “Income tax expense” in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2016, interest and penalties increased by $1.0 million, offset by $0.5 million from the settlement of the U.S. DOJ tax matter. For the nine months ended September 30, 2015, the Company's accrual for interest and penalties decreased by $1.2 million. As of September 30, 2016 and December 31, 2015, the Company had a liability of $5.0 million and $4.5 million, respectively, for interest and penalties related to its unrecognized tax benefits. As a result of the Company's appeal with the U.S. Court of Appeals related to its securities losses previously discussed, it is possible that there could be a significant decrease to the total amount of unrecognized tax benefits over the next 12 months. As of September 30, 2016, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax positions over the next 12 months.

Note 12 — Commitments and Contingencies

Legal Proceedings — The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters. In relation to various legal matters, including those described below, the Company had $1.5 million and $16.3 million of liability recorded in the “Accounts payable and other liabilities” line in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. A nominal charge was recorded for legal proceedings during the three and nine months ended September 30, 2016 compared to a nominal and a $2.2 million charge recorded for the three and nine months ended September 30, 2015, respectively, in the "Transaction and operations support" line in the Condensed Consolidated Statements of Operations.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs & Co., Inc. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
Other Matters — The Company is involved in various other claims and litigation that arise from time to time in the ordinary course of the Company's business. Management does not believe that after final disposition any of these matters is likely to have a material adverse impact on the Company's financial condition, results of operations and cash flows.
Government Investigations:
State Civil Investigative Demands — MoneyGram received Civil Investigative Demands from a working group of nine state attorneys general who initiated an investigation into whether the Company took adequate steps to prevent consumer fraud during the period from 2007 to 2014. On February 11, 2016, the Company entered into a settlement agreement with 49 states and the District of Columbia to settle any civil or administrative claims such attorneys general may have asserted under their consumer protection laws through the date of the settlement agreement in connection with the investigation. Under the settlement agreement, the Company made a non-refundable payment of $13.0 million to the participating states in March 2016 to be used by the states to provide restitution to consumers. The Company also agreed to implement certain enhancements to its compliance program and provide periodic reports to the states party to the settlement agreement.
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
The following table is a reconciliation of the weighted-average amounts used in calculating earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Basic common shares outstanding	62.2	62.1	62.4	62.1
Shares related to stock options and restricted stock units	4.2	1.7	3.8	—
Diluted common shares outstanding	66.4	63.8	66.2	62.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Shares related to stock options	2.7	3.3	2.8	3.5
Shares related to restricted stock units	0.8	2.6	0.8	3.7
Shares excluded from the computation	3.5	5.9	3.6	7.2

Note 14 — Segment Information

The Company’s reporting segments are primarily organized based on the nature of products and services offered and the type of consumer served. The Company has two reporting segments: Global Funds Transfer and Financial Paper Products. See Note 1 — Description of the Business and Basis for Presentation for further discussion on our segments. One of the Company’s agents for both the Global Funds Transfer segment and the Financial Paper Products segment accounted for 19 percent of total revenue for the three and nine months ended September 30, 2016 and 2015.
The following table is a summary of the total revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Global Funds Transfer revenue:
Money transfer revenue	$339.6	$326.6	$997.3	$930.0
Bill payment revenue	24.6	24.4	71.9	74.0
Total Global Funds Transfer revenue	364.2	351.0	1,069.2	1,004.0
Financial Paper Products revenue:
Money order revenue	12.6	12.5	38.2	38.4
Official check revenue	6.3	5.1	17.8	15.6
Total Financial Paper Products revenue	18.9	17.6	56.0	54.0
Total revenue	$383.1	$368.6	$1,125.2	$1,058.0
The following table is a summary of the operating income by segment and detail of the income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in millions)	2016	2015	2016	2015
Global Funds Transfer operating income	$26.6	$18.9	$70.0	$19.5
Financial Paper Products operating income	4.5	3.4	13.6	12.8
Total segment operating income	31.1	22.3	83.6	32.3
Other operating loss	(4.9)	(5.7)	(18.1)	(29.7)
Total operating income	26.2	16.6	65.5	2.6
Interest expense	11.3	11.2	33.8	33.7
Income (loss) before income taxes	$14.9	$5.4	$31.7	$(31.1)
The following table sets forth the assets by segment:

(Amounts in millions)	September 30, 2016	December 31, 2015
Global Funds Transfer	$2,162.2	$1,982.0
Financial Paper Products	2,064.0	2,326.4
Other	199.9	196.8
Total assets	$4,426.1	$4,505.2

Note 15 — Condensed Consolidating Financial Statements

In the event the Company offers debt securities pursuant to an effective registration statement on Form S-3, these debt securities may be guaranteed by certain of its subsidiaries. Accordingly, the Company is providing condensed consolidating financial information in accordance with the Securities and Exchange Commission Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. If the Company issues debt securities, the following 100 percent directly or indirectly owned subsidiaries could fully and unconditionally guarantee the debt securities on a joint and several basis: MoneyGram Payment Systems Worldwide, Inc.; MoneyGram Payment Systems, Inc.; and MoneyGram of New York LLC (collectively, the “Guarantors”).
The following information represents Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2016 and 2015 and Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015. The condensed consolidating financial information presents financial information in separate columns for MoneyGram International, Inc. on a Parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined basis, carrying investments in subsidiaries that are not expected to guarantee the debt (collectively, the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined basis; and eliminating entries. The eliminating entries primarily reflect intercompany transactions, such as accounts receivable and payable, fee revenue and commissions expense and the elimination of equity investments and income in subsidiaries.

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$102.7	$70.4	$—	$173.1
Settlement assets	—	3,350.9	89.5	—	3,440.4
Property and equipment, net	—	182.1	19.2	—	201.3
Goodwill	—	315.3	126.9	—	442.2
Other assets	29.0	126.6	30.7	(17.2)	169.1
Equity investments in subsidiaries	903.2	230.5	—	(1,133.7)	—
Intercompany receivables	—	213.6	17.1	(230.7)	—
Total assets	$932.2	$4,521.7	$353.8	$(1,381.6)	$4,426.1
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Payment service obligations	$—	$3,373.7	$66.7	$—	$3,440.4
Debt	937.3	—	—	—	937.3
Pension and other postretirement benefits	—	86.5	—	—	86.5
Accounts payable and other liabilities	1.7	158.3	27.6	(17.2)	170.4
Intercompany liabilities	201.7	—	29.0	(230.7)	—
Total liabilities	1,140.7	3,618.5	123.3	(247.9)	4,634.6
Total stockholders’ (deficit) equity	(208.5)	903.2	230.5	(1,133.7)	(208.5)
Total liabilities and stockholders’ (deficit) equity	$932.2	$4,521.7	$353.8	$(1,381.6)	$4,426.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2.1	$88.2	$74.2	$—	$164.5
Settlement assets	—	3,424.1	81.5	—	3,505.6
Property and equipment, net	—	179.0	20.7	—	199.7
Goodwill	—	315.3	126.9	—	442.2
Other assets	27.0	168.5	36.4	(38.7)	193.2
Equity investments in subsidiaries	885.5	215.8	—	(1,101.3)	—
Intercompany receivables	6.3	201.2	—	(207.5)	—
Total assets	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Payment service obligations	$—	$3,462.3	$43.3	$—	$3,505.6
Debt	942.6	—	—	—	942.6
Pension and other postretirement benefits	—	96.3	—	—	96.3
Accounts payable and other liabilities	1.0	148.0	73.2	(38.7)	183.5
Intercompany liabilities	200.1	—	7.4	(207.5)	—
Total liabilities	1,143.7	3,706.6	123.9	(246.2)	4,728.0
Total stockholders’ (deficit) equity	(222.8)	885.5	215.8	(1,101.3)	(222.8)
Total liabilities and stockholders’ (deficit) equity	$920.9	$4,592.1	$339.7	$(1,347.5)	$4,505.2

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$365.4	$104.0	$(90.9)	$378.5
Investment revenue	—	4.6	—	—	4.6
Total revenue	—	370.0	104.0	(90.9)	383.1
EXPENSES
Fee and other commissions expense	—	166.4	49.8	(46.0)	170.2
Investment commissions expense	—	0.6	—	—	0.6
Total commissions expense	—	167.0	49.8	(46.0)	170.8
Compensation and benefits	—	47.7	24.7	—	72.4
Transaction and operations support	0.4	110.4	13.6	(44.9)	79.5
Occupancy, equipment and supplies	—	11.5	4.1	—	15.6
Depreciation and amortization	—	15.6	3.0	—	18.6
Total operating expenses	0.4	352.2	95.2	(90.9)	356.9
OPERATING (LOSS) INCOME	(0.4)	17.8	8.8	—	26.2
Other expense
Interest expense	11.3	—	—	—	11.3
Total other expense	11.3	—	—	—	11.3
(Loss) income before income taxes	(11.7)	17.8	8.8	—	14.9
Income tax (benefit) expense	(4.3)	7.6	1.4	—	4.7
(Loss) income after income taxes	(7.4)	10.2	7.4	—	10.2
Equity income in subsidiaries	17.6	7.4	—	(25.0)	—
NET INCOME	10.2	17.6	7.4	(25.0)	10.2
TOTAL OTHER COMPREHENSIVE INCOME	1.3	1.3	0.6	(1.9)	1.3
COMPREHENSIVE INCOME	$11.5	$18.9	$8.0	$(26.9)	$11.5

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,089.2	$307.9	$(284.6)	$1,112.5
Investment revenue	—	12.7	—	—	12.7
Total revenue	—	1,101.9	307.9	(284.6)	1,125.2
EXPENSES
Fee and other commissions expense	—	493.7	157.2	(145.5)	505.4
Investment commissions expense	—	1.7	—	—	1.7
Total commissions expense	—	495.4	157.2	(145.5)	507.1
Compensation and benefits	—	145.9	72.6	—	218.5
Transaction and operations support	1.3	322.7	42.2	(139.1)	227.1
Occupancy, equipment and supplies	—	34.7	12.1	—	46.8
Depreciation and amortization	—	50.7	9.5	—	60.2
Total operating expenses	1.3	1,049.4	293.6	(284.6)	1,059.7
OPERATING (LOSS) INCOME	(1.3)	52.5	14.3	—	65.5
Other expense
Interest expense	33.8	—	—	—	33.8
Total other expense	33.8	—	—	—	33.8
(Loss) income before income taxes	(35.1)	52.5	14.3	—	31.7
Income tax (benefit) expense	(12.8)	37.8	(2.4)	—	22.6
(Loss) income after income taxes	(22.3)	14.7	16.7	—	9.1
Equity income in subsidiaries	31.4	16.7	—	(48.1)	—
NET INCOME	9.1	31.4	16.7	(48.1)	9.1
TOTAL OTHER COMPREHENSIVE INCOME	1.6	1.6	0.9	(2.5)	1.6
COMPREHENSIVE INCOME	$10.7	$33.0	$17.6	$(50.6)	$10.7

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$354.1	$92.1	$(80.4)	$365.8
Investment revenue	—	2.8	—	—	2.8
Total revenue	—	356.9	92.1	(80.4)	368.6
OPERATING EXPENSES
Fee and other commissions expense	—	164.7	45.6	(41.6)	168.7
Investment commissions expense	—	0.2	—	—	0.2
Total commissions expense	—	164.9	45.6	(41.6)	168.9
Compensation and benefits	—	49.1	24.0	—	73.1
Transaction and operations support	0.4	107.0	9.6	(38.8)	78.2
Occupancy, equipment and supplies	—	10.9	5.8	(1.7)	15.0
Depreciation and amortization	—	14.1	2.7	—	16.8
Total operating expenses	0.4	346.0	87.7	(82.1)	352.0
OPERATING (LOSS) INCOME	(0.4)	10.9	4.4	1.7	16.6
Other expense (income)
Interest expense	11.2	—	—	—	11.2
Other income	—	—	(1.7)	1.7	—
Total other expense (income)	11.2	—	(1.7)	1.7	11.2
(Loss) income before income taxes	(11.6)	10.9	6.1	—	5.4
Income tax (benefit) expense	(4.1)	4.7	(0.1)	—	0.5
(Loss) income after income taxes	(7.5)	6.2	6.2	—	4.9
Equity income in subsidiaries	12.4	6.2	—	(18.6)	—
NET INCOME	4.9	12.4	6.2	(18.6)	4.9
TOTAL OTHER COMPREHENSIVE LOSS	(5.0)	(5.0)	(2.1)	7.1	(5.0)
COMPREHENSIVE (LOSS) INCOME	$(0.1)	$7.4	$4.1	$(11.5)	$(0.1)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
REVENUE
Fee and other revenue	$—	$1,027.8	$307.4	$(285.7)	$1,049.5
Investment revenue	—	8.4	0.1	—	8.5
Total revenue	—	1,036.2	307.5	(285.7)	1,058.0
OPERATING EXPENSES
Fee and other commissions expense	—	472.3	168.2	(155.2)	485.3
Investment commissions expense	—	0.5	—	—	0.5
Total commissions expense	—	472.8	168.2	(155.2)	485.8
Compensation and benefits	—	162.6	73.0	—	235.6
Transaction and operations support	1.2	329.7	38.5	(130.5)	238.9
Occupancy, equipment and supplies	—	42.8	14.1	(10.6)	46.3
Depreciation and amortization	—	39.9	8.9	—	48.8
Total operating expenses	1.2	1,047.8	302.7	(296.3)	1,055.4
OPERATING (LOSS) INCOME	(1.2)	(11.6)	4.8	10.6	2.6
Other expense (income)
Interest expense	33.7	—	—	—	33.7
Other income	—	—	(10.6)	10.6	—
Total other expense (income)	33.7	—	(10.6)	10.6	33.7
(Loss) income before income taxes	(34.9)	(11.6)	15.4	—	(31.1)
Income tax (benefit) expense	(12.1)	60.0	0.5	—	48.4
(Loss) income after income taxes	(22.8)	(71.6)	14.9	—	(79.5)
Equity (loss) income in subsidiaries	(56.7)	14.9	—	41.8	—
NET (LOSS) INCOME	(79.5)	(56.7)	14.9	41.8	(79.5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5.1	5.1	(13.0)	7.9	5.1
COMPREHENSIVE (LOSS) INCOME	$(74.4)	$(51.6)	$1.9	$49.7	$(74.4)

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(34.1)	$120.5	$(1.9)	$—	$84.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(54.0)	(6.4)	—	(60.4)
Dividend from subsidiary guarantors	38.9	—	—	(38.9)	—
Intercompany investments	—	(12.4)	—	12.4	—
Net cash provided by (used in) investing activities	38.9	(66.4)	(6.4)	(26.5)	(60.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.3)	—	—	—	(7.3)
Stock repurchase	(7.5)	—	—	—	(7.5)
Dividend to parent	—	(38.9)	—	38.9	—
Intercompany financings	7.9	—	4.5	(12.4)	—
Payment of contingent consideration	—	(0.7)	—	—	(0.7)
Net cash (used in) provided by financing activities	(6.9)	(39.6)	4.5	26.5	(15.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2.1)	14.5	(3.8)	—	8.6
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	88.2	74.2	—	164.5
CASH AND CASH EQUIVALENTS—End of period	$—	$102.7	$70.4	$—	$173.1

MONEYGRAM INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Amounts in millions)	Parent	Subsidiary Guarantors	Non-Guarantors	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23.9)	$67.9	$(46.5)	$—	$(2.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(79.5)	(9.3)	—	(88.8)
Proceeds from disposal of assets	—	0.1	—	—	0.1
Dividend from subsidiary guarantors	39.1	—	—	(39.1)	—
Intercompany investments	(7.4)	34.4	—	(27.0)	—
Net cash provided by (used in) investing activities	31.7	(45.0)	(9.3)	(66.1)	(88.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(7.4)	—	—	—	(7.4)
Stock repurchase	(0.4)	—	—	—	(0.4)
Dividend to parent	—	(39.1)	—	39.1	—
Intercompany financings	—	7.3	(34.3)	27.0	—
Net cash used in financing activities	(7.8)	(31.8)	(34.3)	66.1	(7.8)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(8.9)	(90.1)	—	(99.0)
CASH AND CASH EQUIVALENTS—Beginning of period	2.1	92.0	156.5	—	250.6
CASH AND CASH EQUIVALENTS—End of period	$2.1	$83.1	$66.4	$—	$151.6

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
OVERVIEW
MoneyGram is a global provider of innovative money transfer services and is recognized worldwide as a financial connection to friends and family. Whether online, through a mobile device, at a kiosk or in a local store, we connect consumers any way that is convenient for them. We also provide bill payment services, issue money orders and process official checks in the U.S. and in select countries and territories. We primarily offer services through third-party agents, including retail chains, independent retailers, post offices and other financial institutions. We have Company-operated retail locations in the U.S. and Western Europe. Our Digital solutions include moneygram.com, mobile solutions, account deposit and kiosk-based services.
We manage our revenue and related commissions expenses through two reporting segments: Global Funds Transfer and Financial Paper Products. The Global Funds Transfer segment provides global money transfer services in over 350,000 agent locations in more than 200 countries and territories. Our global money transfer services are our primary revenue driver, accounting for 89% of total revenue for the three and nine months ended September 30, 2016. The Global Funds Transfer segment also provides bill payment services to consumers through substantially all of our money transfer agent and Company-operated locations in the U.S., Canada and Puerto Rico, at certain agent locations in select Caribbean and European countries and through Digital solutions. The Financial Paper Products segment provides money order services to consumers through retail locations and financial institutions located in the U.S. and Puerto Rico, and provides official check services to financial institutions in the U.S. Excluded from operating income for Global Funds Transfer and Financial Paper Products segments are corporate expenses that are not related to our segments' performance.
Business Environment
During the nine months ended September 30, 2016, worldwide political and economic conditions continued to remain unstable, as evidenced by high unemployment rates in key markets, lower oil prices, lower currency reserves and currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, there is continued political and economic unrest in parts of the Middle East and Africa that contributed to the volatility. Historically, the remittance industry has generally been resilient during times of economic softness as money transfers are deemed essential to many, with the funds used by the receiving party for food, housing and other basic needs. Given the global reach and extent of the current economic conditions, the growth of money transfer volumes and the average face value of money transfers continued to fluctuate by corridor and country during the three and nine months ended September 30, 2016.
The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit) introduced additional volatility and uncertainty in global markets and currency exchange rates. So far the primary impact of Brexit has been the weakening of the British Pound compared to the US Dollar which has negatively impacted our reported revenue in the three and nine months ended September 30, 2016. However, our restructuring efforts and the diversification of our employment base outside of the U.S. better aligned the currency exposure of our expenses with our revenues, which lessens the currency impact.

Our financial results were positively impacted year-over-year primarily by money transfer revenue growth for the three and nine months ended September 30, 2016, specifically in the Non-U.S. and U.S. Outbound channels, continued growth in the Digital channel and the conclusion of the global transformation program (the "2014 Global Transformation Program") reorganization and restructuring activities in the second quarter of 2016. The positive impact was partially offset in the third quarter by the geopolitical and economic challenges in the Middle East and parts of Africa and the discontinuation of our full-service kiosk offerings in the second quarter of 2016.
We believe that our investment in innovative products and services, particularly Digital solutions such as moneygram.com, mobile solutions, account deposit and kiosk-based services, positions the Company to enhance revenue growth and diversify our product and service offerings. During the third quarter of 2016, the Company introduced two new products: MoneyGram Mobile Pass and MoneyGram Kameleon. MoneyGram Mobile Pass allows customers to stage a transaction on a mobile device or online and pay for the transaction at any one of our U.S. locations. MoneyGram Kameleon provides a customized website for our agents and improves money transfers to any one of our agent locations, as well as bank accounts around the world. Digital solutions represented 13% of money transfer revenue for the three and nine months ended September 30, 2016 and we are anticipating it to reach 15% to 20% by the end of 2017. For the three and nine months ended September 30, 2016, Digital revenue was $45.4 million and $130.1 million, respectively.
Anticipated Trends
This discussion of trends expected to impact our business through the remainder of 2016 and going into 2017 is based on information presently available and reflects certain assumptions, including assumptions regarding future economic conditions. Differences in actual economic conditions compared with our assumptions could have a material impact on our results. See “Cautionary Statements Regarding Forward-Looking Statements" included further below and Part I, Item 1A, “Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional factors that could cause results to differ materially from those contemplated by the following forward-looking statements.
We see increased opportunities to capitalize on growth and expansion both geographically and through product and service offerings. However, we continue to have challenges in countries that restrict our ability to transact, such as Libya and Angola. Additionally, the low oil prices, the strengthened U.S. dollar and political instability have led to increased currency volatility, liquidity pressure on central banks and pressure on labor markets in certain countries. These challenges may continue to impact our business through the end of 2016 and into 2017.
We continue to review markets in which we may have an opportunity to increase prices based on increased brand awareness, loyalty and competitive positioning. We are monitoring consumer behavior to ensure that we continue our revenue growth. We also continue to monitor pricing actions from our competitors, which may result in pricing changes for our products and services. In October of 2016, Walmart announced the expansion of their U.S. to U.S. white label product into higher transaction bands up to $2,500 and the Company is adjusting its pricing structure for all money transfers between $900 and $2,500 originated at Walmart. Additionally, in October of 2016, the Company and Walmart announced the Walmart2Walmart Mexico product, which is a new cross border money transfer product for customers sending from any U.S. Walmart location to any Walmart Mexico location.
During the first half of 2016, we realized a positive impact from certain currency purchases due to favorable market conditions which were not sustained during the three months ended September 30, 2016 and we cannot predict these market conditions for the remainder of the year.
We are currently unable to determine the long term impact, if any, that Brexit will have on us and the global economic environment, as any impact will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. In the near term, we expect a weaker British pound to cause local currency results of our U.K. business to be translated into fewer U.S. dollars, partially offset by the Company's foreign currency forward contracts and lower pound sterling operating costs in the United Kingdom.
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
Our compliance enhancement program is focused on improving our services for consumers and completing the programs recommended in adherence with our settlement with the U.S. Attorney’s Office for the Middle District of Pennsylvania ("MDPA") and the Asset Forfeiture and Money Laundering Section of the Criminal Division of the Department of Justice ("U.S. DOJ"). The Company made total investments of approximately $23.8 million for the nine months ended September 30, 2016, which include $15.8 million of capital expenditures and $8.0 million of expenses incurred.

In the first quarter of 2013, a compliance monitor was selected pursuant to a requirement of our settlement with the MDPA and U.S. DOJ. We have received three annual reports from the compliance monitor, which have resulted in us continuing to make investments in our compliance systems and operations. We incurred $2.6 million and $7.3 million of expense directly related to the compliance monitor for the three and nine months ended September 30, 2016, respectively.
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

RESULTS OF OPERATIONS
The following table is a summary of the results of operations:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
REVENUE
Fee and other revenue	$378.5	$365.8	3%	$1,112.5	$1,049.5	6%
Investment revenue	4.6	2.8	64%	12.7	8.5	49%
Total revenue	383.1	368.6	4%	1,125.2	1,058.0	6%
EXPENSES
Fee and other commissions expense	170.2	168.7	1%	505.4	485.3	4%
Investment commissions expense	0.6	0.2	NM	1.7	0.5	NM
Total commissions expense	170.8	168.9	1%	507.1	485.8	4%
Compensation and benefits	72.4	73.1	(1)%	218.5	235.6	(7)%
Transaction and operations support	79.5	78.2	2%	227.1	238.9	(5)%
Occupancy, equipment and supplies	15.6	15.0	4%	46.8	46.3	1%
Depreciation and amortization	18.6	16.8	11%	60.2	48.8	23%
Total operating expenses	356.9	352.0	1%	1,059.7	1,055.4	—%
OPERATING INCOME	26.2	16.6	58%	65.5	2.6	NM
Other expense
Interest expense	11.3	11.2	1%	33.8	33.7	—%
Total other expense	11.3	11.2	1%	33.8	33.7	—%
Income (loss) before income taxes	14.9	5.4	NM	31.7	(31.1)	NM
Income tax expense	4.7	0.5	NM	22.6	48.4	(53)%
NET INCOME (LOSS)	$10.2	$4.9	NM	$9.1	$(79.5)	NM
NM=Not meaningful

Global Funds Transfer
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Global Funds Transfer segment for the three and nine months ended September 30, 2016 and 2015. Investment revenue is not included in the analysis below. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Money transfer fee and other revenue	$339.6	$326.6	4%	$997.3	$929.9	7%
Bill payment fee and other revenue	24.6	24.4	1%	71.9	74.0	(3)%
Global Funds Transfer fee and other revenue	$364.2	$351.0	4%	$1,069.2	$1,003.9	7%
Fee and other commissions expense	$169.8	$168.5	1%	$504.6	$485.0	4%

Money Transfer Fee and Other Revenue
The following table details the changes in money transfer fee and other revenue from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2015	$326.6	$929.9
Change resulting from:
Money transfer volume	11.3	50.3
Corridor mix	3.8	40.3
Impact from changes in exchange rates	(3.3)	(8.1)
Average face value per transaction and pricing	0.6	(12.1)
Other	0.6	(3.0)
For the period ended September 30, 2016	$339.6	$997.3
For the three and nine months ended September 30, 2016, the increase in money transfer fee and other revenue was primarily driven by increased Non-U.S. and U.S. outbound money transfer volume discussed further below and a positive change in corridor mix, partially offset by the stronger U.S. dollar compared to prior year. For the nine months ended September 30, 2016, the increase in money transfer fee and other revenue was also partially offset by a decline in average face value per transaction and pricing of non-U.S. transactions.
The following table displays year-over-year money transfer fee and other revenue growth by geographic channel (the region originating the transaction):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 vs 2015	2016 vs 2015
Total money transfer fee and other revenue	4%	7%
U.S. Outbound	8%	9%
Non-U.S.	4%	9%
U.S. to U.S.	(7)%	(4)%
Money Transfer Transactions
The following table displays the percentage distribution of total money transfer transactions by geographic channel (the region originating the transaction):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Outbound	43%	42%	44%	42%
Non-U.S.	42%	41%	41%	40%
U.S. to U.S.	15%	17%	15%	18%
The following table displays year-over-year money transfer transaction growth by geographic channel (the region originating the transaction):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 vs 2015	2016 vs 2015
Total transactions	3%	5%
U.S. Outbound	6%	8%
Non-U.S.	8%	11%
U.S. to U.S.	(14)%	(12)%

For the three and nine months ended September 30, 2016, total money transfer fee and other revenue grew by 4% and 7%, respectively, and total money transfer transactions grew by 3% and 5%, respectively. The U.S. Outbound channel generated 8% and 9% revenue growth for three and nine months ended September 30, 2016, respectively, and 6% and 8% transaction growth for the same periods. The revenue and transaction growth was primarily driven by sends to Latin America, parts of Asia Pacific and Africa, which was partially offset by the discontinuation of our full-service kiosk offerings. The U.S. Outbound channel accounted for 43% and 44% of our total money transfer transactions, respectively, for the three and nine months ended September 30, 2016.
For the three and nine months ended September 30, 2016, the Non-U.S. channel money transfer fee and other revenue growth was 4% and 9%, respectively, and the transaction growth was 8% and 11% for the same periods. The revenue and transaction growth was primarily driven by sends from Europe, partially offset by lower transaction volume caused by geopolitical and economic challenges in the Middle East and parts of Africa. The Non-U.S. channel accounted for 42% and 41% of total money transfer transactions, respectively, for the three and nine months ended September 30, 2016.
For the three and nine months ended September 30, 2016, the U.S. to U.S. channel money transfer fee and other revenue declined by 7% and 4%, respectively, and transactions declined by 14% and 12% for the same periods. The decline was primarily due to lower volume of transactions under $200. The U.S. to U.S. channel accounted for 15% of total money transfer transactions for the three and nine months ended September 30, 2016.
Bill Payment Fee and Other Revenue
For the three months ended September 30, 2016, bill payment fee and other revenue remained relatively flat and decreased by $2.1 million for the nine months ended September 30, 2016, as a result of lower transactions and lower average fees resulting from shifts in industry mix. Bill payment transactions increased by 1% for the three months ended September 30, 2016 and decreased by 2% for the nine months ended September 30, 2016.
Fee and Other Commissions Expense
The following table details the changes in fee and other commissions for the Global Funds Transfer segment from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2015	$168.5	$485.0
Change resulting from:
Money transfer revenue	7.1	33.3
Amortization of agent signing bonuses	(2.5)	(3.6)
Money transfer corridor and agent mix	(2.4)	(6.6)
Impact from changes in exchange rates	(1.3)	(3.6)
Other	0.4	0.1
For the period ended September 30, 2016	$169.8	$504.6
For the three and nine months ended September 30, 2016, fee and other commissions expense increased by $1.3 million and $19.6 million, respectively. The increase in commissions expense was primarily driven by the increase in money transfer revenue, partially offset by a decrease in signing bonus amortization, changes in money transfer corridor and agent mix and the impact from a stronger U.S. dollar compared to prior year. Fee and other commissions expense as a percentage of fee and other revenue decreased to 47% for the three and nine months ended September 30, 2016, from 48% for the same periods in 2015.

Financial Paper Products
The following discussion provides a summary of fee and other revenue and fee and other commissions expense for the Financial Paper Product segment for the three and nine months ended September 30, 2016 and 2015. Investment revenue and investment commissions expense are not included in the analysis below. For further detail, see "Investment Revenue Analysis" included below.

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Money order fee and other revenue	$11.2	$11.7	(4)%	$34.3	$36.0	(5)%
Official check fee and other revenue	3.1	3.1	—%	9.0	9.6	(6)%
Financial Paper Product fee and other revenue	$14.3	$14.8	(3)%	$43.3	$45.6	(5)%
Fee and other commissions expense	$0.4	$0.1	NM	$0.8	$0.3	NM
NM=Not meaningful
For the three and nine months ended September 30, 2016, Financial Paper Product fee and other revenue decreased primarily due to transaction declines attributed to the migration by consumers to other payment methods.
Investment Revenue Analysis
The following discussion provides a summary of the Company's investment revenue and investment commissions expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Investment revenue	$4.6	$2.8	64%	$12.7	$8.5	49%
Investment commissions expense (1)	0.6	0.2	NM	1.7	0.5	NM
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
Investment revenue increased for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, primarily due to higher yields earned on investment balances.
Operating Expenses
The following table is a summary of operating expenses, excluding commissions expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Amounts in millions, except percentages)	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue	Dollars	Percent of Total Revenue
Compensation and benefits	$72.4	19%	$73.1	20%	$218.5	19%	$235.6	22%
Transaction and operations support	79.5	21%	78.2	21%	227.1	20%	238.9	23%
Occupancy, equipment and supplies	15.6	4%	15.0	4%	46.8	4%	46.3	4%
Depreciation and amortization	18.6	5%	16.8	5%	60.2	5%	48.8	5%
Total operating expenses	$186.1	49%	$183.1	50%	$552.6	49%	$569.6	54%
For the three and nine months ended September 30, 2016, total operating expenses as a percentage of total revenue decreased as compared to the same periods in 2015, mainly due to an increase in total revenue, lower expense related to the 2014 Global Transformation Program and a decrease in pension expense, partially offset by an increase in depreciation and amortization and an increase in outsourcing, independent contractor and consultant costs, all of which are discussed in more detail below.

Compensation and Benefits
Compensation and benefits include salaries and benefits, management incentive programs, related payroll taxes and other employee related costs. The following table is a summary of the change in compensation and benefits from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2015	$73.1	$235.6
Change resulting from:
Salaries and related payroll taxes	3.0	13.2
Reorganization and restructuring costs	(1.2)	(9.6)
Pension expense	(1.1)	(17.7)
Impact from changes in exchange rates	(0.2)	(1.5)
Other	(1.2)	(1.5)
For the period ended September 30, 2016	$72.4	$218.5
For the three and nine months ended September 30, 2016, compensation and benefits expense decreased primarily due to the conclusion of the 2014 Global Transformation Program reorganization and restructuring activities and lower pension expense, partially offset by an increase in salaries and related payroll taxes driven by higher headcount. For the nine months ended September 30, 2016, pension expense decreased primarily as a result of a pension settlement charge of $13.8 million recorded in 2015 from a voluntary pension buyout.
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
The following is a summary of the change in transaction and operations support from 2015 to 2016:

(Amounts in millions)	Three Months Ended	Nine Months Ended
For the period ended September 30, 2015	$78.2	$238.9
Change resulting from:
Provision for loss	(5.8)	(4.7)
Outsourcing, independent contractor and consultant costs	4.7	17.6
Marketing costs	3.5	5.4
Net realized foreign exchange gains	2.7	(9.5)
Compliance enhancement program	(1.9)	(10.8)
Reorganization and restructuring costs	(1.2)	(5.9)
Legal expenses	(0.6)	(3.9)
Other	(0.1)	—
For the period ended September 30, 2016	$79.5	$227.1
Transaction and operations support expense increased for the three months ended September 30, 2016, primarily due to an increase in outsourcing, independent contractor and consultant costs as a result of continued investment in our compliance systems and call centers, increases in our marketing costs and change in net realized foreign exchange gains. The increase was offset by a higher provision for loss related to our ACH product in the third quarter of 2015 and a decline in expenses related to the 2014 Global Transformation Program.
For the nine months ended September 30, 2016, transaction and operations support expense decreased primarily due to the decline in expenses related to the 2014 Global Transformation Program, net realized foreign exchange gains related to the favorable execution of the purchase of certain currencies which traded outside of their historical norms and reduction in our provision for loss and legal expenses. The decrease was partially offset by an increase in costs for outsourcing, independent contractor and consultant costs and an increase in marketing costs.

Occupancy, Equipment and Supplies
Occupancy, equipment and supplies expense includes facilities rent and maintenance costs, software and equipment maintenance costs, freight and delivery costs and supplies.
For the three and nine months ended September 30, 2016, occupancy, equipment and supplies expense remained relatively flat when compared to the same periods in 2015.
Depreciation and Amortization
Depreciation and amortization includes depreciation on computer hardware and software, agent signage, point of sale equipment, capitalized software development costs, office furniture, equipment and leasehold improvements and amortization of intangible assets.
For the three months ended September 30, 2016, depreciation and amortization increased $1.8 million, or 11%, primarily driven by higher depreciation expense associated with increased investments in computer hardware and software as compared to the same period in 2015. For the nine months ended September 30, 2016, depreciation and amortization increased $11.4 million, or 23%, primarily driven by accelerated depreciation expense on non-core assets.
Other Expenses
Interest Expense
Interest expense remained relatively flat for the three and nine months ended September 30, 2016, when compared to the same periods in 2015.
Income Taxes
For the three months ended September 30, 2016, the Company recognized an income tax expense of $4.7 million on pre-tax income of $14.9 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to a favorable change in estimate for certain tax credits generated in both 2016 and 2015. For the nine months ended September 30, 2016, the Company recognized income tax expense of $22.6 million on pre-tax income of $31.7 million. The recorded income tax expense for the nine months ended September 30, 2016 differs from taxes calculated at the statutory rate primarily due to an increase in tax expense of $7.7 million due to the settlement reached with the Internal Revenue Service (the "IRS") on the matter related to the deduction of payments previously made by the Company to the U.S. DOJ pursuant to the Deferred Prosecution Agreement with the MDPA and the U.S. DOJ (the "Deferred Prosecution Agreement"), the reversal of tax benefits of $3.6 million on share-based compensation and a tax expense of $1.6 million related to non-deductible executive compensation, offset by $1.7 million of tax benefit related to the Company's increase in estimate for certain tax credits. See Note 11 — Income Taxes of the Notes to the Condensed Consolidated Financial Statements for additional disclosure on this tax matter.
For the three months ended September 30, 2015, the Company recognized an income tax expense of $0.5 million on a pre-tax income of $5.4 million. For the nine months ended September 30, 2015, although the Company recognized a pre-tax loss of $31.1 million, an income tax expense of $48.4 million was recorded primarily as a result of the court decision related to the IRS matter further discussed in Note 12 — Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Operating Income and Operating Margin
The following table provides a summary overview of operating income and operating margin:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Amounts in millions, except percentages)	2016	2015		2016	2015
Operating income:
Global Funds Transfer	$26.6	$18.9	$7.7	$70.0	$19.5	$50.5
Financial Paper Products	4.5	3.4	1.1	13.6	12.8	0.8
Total segment operating income	31.1	22.3	8.8	83.6	32.3	51.3
Other	(4.9)	(5.7)	0.8	(18.1)	(29.7)	11.6
Total operating income	$26.2	$16.6	$9.6	$65.5	$2.6	$62.9

Total operating margin	6.8%	4.5%		5.8%	0.2%
Global Funds Transfer	7.3%	5.4%		6.5%	1.9%
Financial Paper Products	23.8%	19.3%		24.3%	23.7%
For the three and nine months ended September 30, 2016, the Company experienced an increase in total operating income and operating margin when compared to the same periods in 2015, primarily due to an increase in money transfer fee and other revenue of $13.0 million and $67.4 million, respectively. In addition, for the same periods, total operating expenses as a percent of total revenue declined mainly due to the lower expenses related to the 2014 Global Transformation Program and the reduction in pension expense, partially offset by an increase in commissions expense and depreciation and amortization as previously discussed.
EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and Constant Currency
We believe that EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency measures provide useful information to investors because they are indicators of the strength and performance of our ongoing business operations. These calculations are commonly used as a basis for investors, analysts and other interested parties to evaluate and compare the operating performance and value of companies within our industry. In addition, our debt agreements require compliance with financial measures similar to Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted Free Cash Flow and constant currency are financial and performance measures used by management in reviewing results of operations, forecasting, allocating resources and establishing employee incentive programs. We also present Adjusted EBITDA growth, constant currency adjusted, which provides information to investors regarding MoneyGram's performance without the effect of foreign currency exchange rate fluctuations year-over-year.
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

The following table is a reconciliation of our non-GAAP financial measures to the related GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in millions, except percentages)	2016	2015	Change	2016	2015	Change
Income (loss) before income taxes	$14.9	$5.4	$9.5	$31.7	$(31.1)	$62.8
Interest expense	11.3	11.2	0.1	33.8	33.7	0.1
Depreciation and amortization	18.6	16.8	1.8	60.2	48.8	11.4
Amortization of agent signing bonuses	13.3	16.2	(2.9)	41.0	45.3	(4.3)
EBITDA	58.1	49.6	8.5	166.7	96.7	70.0
Significant items impacting EBITDA:
Stock-based, contingent and incentive compensation	4.2	6.8	(2.6)	14.9	19.6	(4.7)
Compliance enhancement program	3.1	5.8	(2.7)	8.0	21.5	(13.5)
Direct monitor costs	2.6	2.8	(0.2)	7.3	7.5	(0.2)
Legal and contingent matters (1)	0.7	(2.3)	3.0	1.4	1.4	—
Severance and related costs (2)	—	—	—	1.4	—	1.4
Reorganization and restructuring costs (3)	—	2.9	(2.9)	—	17.4	(17.4)
Pension settlement charge	—	—	—	—	13.8	(13.8)
Adjusted EBITDA	$68.7	$65.6	$3.1	$199.7	$177.9	$21.8

Adjusted EBITDA growth, as reported	5%			12%
Adjusted EBITDA growth, constant currency adjusted	8%			14%

Adjusted EBITDA	$68.7	$65.6	$3.1	$199.7	$177.9	$21.8
Cash payments for interest	(10.5)	(10.6)	0.1	(31.4)	(31.6)	0.2
Cash taxes, net	(2.5)	(1.9)	(0.6)	(7.1)	(67.2)	60.1
Payments related to IRS tax matter	—	—	—	—	61.0	(61.0)
Cash payments for capital expenditures	(22.3)	(29.1)	6.8	(60.4)	(88.8)	28.4
Cash payments for agent signing bonuses	(2.6)	(7.5)	4.9	(17.2)	(71.3)	54.1
Adjusted Free Cash Flow	$30.8	$16.5	$14.3	$83.6	$(20.0)	$103.6

(1) Third quarter of 2015 includes reversal of a previously accrued contingent matter.
(2) Severance and related costs from organizational alignment.
(3) Reorganization and restructuring costs are no longer being adjusted effective January 1, 2016.
For the three and nine months ended September 30, 2016, the Company generated EBITDA of $58.1 million and $166.7 million, respectively, and Adjusted EBITDA of $68.7 million and $199.7 million, respectively. When compared to the same periods in 2015, EBITDA and Adjusted EBITDA increased primarily due to an increase in money transfer fee and other revenue. Additionally, for the three and nine months ended September 30, 2016, EBITDA was positively impacted by a decrease in total operating expenses as a percentage of revenue, which was primarily caused by lower expenses related to the 2014 Global Transformation Program. For the nine months ended September 30, 2016, EBITDA was also positively impacted from the absence of a pension settlement charge.
For the three and nine months ended September 30, 2016, Adjusted Free Cash Flow increased by $14.3 million and $103.6 million, respectively, when compared to the same periods in 2015. The increase was a result of improved profitability, a decrease in cash payments for agent signing bonuses and a decrease in capital expenditures related to the 2014 Global Transformation Program.
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

(Amounts in millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$173.1	$164.5

Settlement assets:
Settlement cash and cash equivalents	1,373.3	1,560.7
Receivables, net	847.4	861.4
Interest-bearing investments	1,201.4	1,062.4
Available-for-sale investments	18.3	21.1
	$3,440.4	$3,505.6
Payment service obligations	$(3,440.4)	$(3,505.6)
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
Cash and Cash Equivalents and Interest-bearing Investments
To ensure we maintain adequate liquidity to meet our operating needs at all times, we keep a significant portion of our investment portfolio in cash and cash equivalents and interest-bearing investments at financial institutions rated A- or better by two of the following three rating agencies: Moody’s Investor Service, Standard & Poor's, and Fitch Ratings, Inc.; and in AAA rated U.S. government money market funds. If the rating agencies have split ratings, the Company uses the highest two out of three ratings across the agencies for disclosure purposes. If none of the three rating agencies have the same rating, the Company uses the lowest rating across the agencies for disclosure purposes. As of September 30, 2016, cash and cash equivalents (including unrestricted and settlement cash and cash equivalents) and interest-bearing investments totaled $2.7 billion. Cash equivalents and interest-bearing investments consist of time deposits, certificates of deposit and money market funds that invest in U.S. government and government agency securities.
Available-for-sale Investments
Our investment portfolio includes $18.3 million of available-for-sale investments as of September 30, 2016. U.S. government agency residential mortgage-backed securities compose $7.7 million of our available-for-sale investments, while other asset-backed securities compose the remaining $10.6 million.

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
The following table is a summary of the Company’s outstanding debt:

(Amounts in millions, except percentages)	Effective Interest Rate	September 30, 2016	December 31, 2015
Senior secured credit facility due 2020	4.25%	$947.0	$954.3
Unamortized debt issuance costs and debt discount		(9.7)	(11.7)
Total debt, net		$937.3	$942.6
As of September 30, 2016, the Company had no outstanding letters of credit or borrowings under the Revolving Credit Facility, leaving $150.0 million of borrowing capacity thereunder.
The 2013 Credit Agreement contains various financial and non-financial covenants. We continuously monitor our compliance with our debt covenants. At September 30, 2016, the Company was in compliance with its financial covenants. See Note 7 — Debt of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to the Company's credit facilities and financial covenants.
Subsequent Event — On October 28, 2016, the Company made a principal payment on its senior secured credit facility of $10.0 million and repurchased $0.5 million of its senior secured credit facility in the open market.
Credit Ratings
As of September 30, 2016, our credit ratings from Moody’s and S&P were B1 with a stable outlook and B+ with a negative outlook, respectively. Our credit facilities, regulatory capital requirements and other obligations will not be impacted by a future change in our credit ratings.
Regulatory Capital Requirements
We were in compliance with all financial regulatory requirements as of September 30, 2016. We believe that our liquidity and capital resources will remain sufficient to ensure ongoing compliance with all financial regulatory requirements.

Analysis of Cash Flows

	Nine Months Ended September 30,
(Amounts in millions)	2016	2015
Net cash provided by (used in) operating activities	$84.5	$(2.5)
Net cash used in investing activities	(60.4)	(88.7)
Net cash used in financing activities	(15.5)	(7.8)
Net change in cash and cash equivalents	$8.6	$(99.0)
Cash Flows Provided by (Used in) Operating Activities
For the nine months ended September 30, 2016 and 2015, operating activities generated net cash of $84.5 million and used net cash of $2.5 million, respectively. The increase in cash provided by operating activities was due to an increase in net income and a decrease in signing bonus payments of $54.1 million driven by the timing of agent expansion and retention efforts. This increase was partially offset by increased payments for employee performance bonuses and a payment of $13.0 million related to the State Civil Investigative Demands matter in March 2016. See Note 12 — Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional disclosure related to this matter.
Cash Flows Used in Investing and Financing Activities
For the nine months ended September 30, 2016 and 2015, investing activities used cash of $60.4 million and $88.7 million, respectively, for capital expenditures.
For the nine months ended September 30, 2016, financing activities used cash of $15.5 million primarily for principal payments associated with the 2013 Credit Agreement and stock repurchases. For the nine months ended September 30, 2015, financing activities used cash of $7.8 million for principal payments associated with the 2013 Credit Agreement.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or complex. There were no changes to our critical accounting policies and estimates during the quarter ended September 30, 2016. For further information regarding our critical accounting policies and estimates, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

•
our ability to maintain key agent or biller relationships, or a reduction in business or transaction volume from these relationships, including with our largest agent, Walmart, through the introduction by Walmart of a competing white label branded money transfer product or otherwise;

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

•	possible uncertainties relating to compliance with and the impact of the Deferred Prosecution Agreement;

•	current and proposed regulations addressing consumer privacy and data use and security;

•	our ability to successfully develop and timely introduce new and enhanced products and services and our investments in new products, services or infrastructure changes;

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The matters set forth below are subject to uncertainties and outcomes that are not predictable. The Company accrues for these matters as any resulting losses become probable and can be reasonably estimated. Further, the Company maintains insurance coverage for many claims and litigation matters.
Litigation Commenced Against the Company:
Class Action Securities Litigation — On April 15, 2015, a securities class action lawsuit was filed in the Superior Court of the State of Delaware, County of New Castle, against MoneyGram, all of its directors, certain of its executive officers, Thomas H. Lee Partners, Goldman Sachs & Co., Inc. and the underwriters of the secondary public offering of the Company’s common stock that closed on April 2, 2014 (the “2014 Offering”). The lawsuit was brought by the Iron Workers District Council of New England Pension Fund seeking to represent a class consisting of all purchasers of the Company’s common stock issued pursuant and/or traceable to the Company’s registration statement and prospectus, and all documents incorporated by reference therein, for the 2014 Offering. The lawsuit alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, due to allegedly false and misleading statements in connection with the 2014 Offering and seeks unspecified damages and other relief. In May 2015, MoneyGram and the other defendants filed a notice of removal to the federal district court of the District of Delaware. In September 2016, the court denied plaintiffs' motion to remand. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company is unable to predict the outcome, or the possible loss or range of loss, if any, related to this matter.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For further information, refer to Part I. Item 1A. "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s Board of Directors has authorized the repurchase of a total of 12,000,000 common shares as announced in our press releases issued on November 18, 2004, August 18, 2005 and May 9, 2007. The repurchase authorization is effective until such time as the Company has repurchased 12,000,000 common shares. Common stock tendered to the Company in connection with the exercise of stock options or vesting of restricted stock are not considered repurchased shares under the terms of the repurchase authorization. As of September 30, 2016, the Company had repurchased 9,447,968 common shares under the terms of the repurchase authorization and has remaining authorization to repurchase up to 2,552,032 shares. During the three months ended September 30, 2016, the Company repurchased 418,819 common shares.
The following table presents a summary of share repurchases made by the Company during the three months ended September 30, 2016 under the repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2016 - July 31, 2016	—	—	—	2,970,851
August 1, 2016 - August 31, 2016	287,532	$7.07	287,532	2,683,319
September 1, 2016 - September 30, 2016	131,287	$7.05	131,287	2,552,032
Total	418,819		418,819
ITEM 6. EXHIBITS
Exhibits are filed with this Quarterly Report on Form 10-Q as listed in the accompanying Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MoneyGram International, Inc.
(Registrant)

October 31, 2016	By:	/s/ JOHN D. STONEHAM
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

10.1*+	Amendment No. 1 to Amended and Restated Master Trust Agreement, dated August 26, 2016, by and between MoneyGram Payment Systems, Inc. and Wal-Mart Stores, Inc.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer
32.2**	Section 906 Certification of Chief Financial Officer
101*
The following financial statements, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Stockholders' Deficit for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Confidential information has been omitted from this Exhibit and has been filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2.